Form 10-Q
period 2001-06-30
ODYSSEY RE HOLDINGS CORP
filed 2001-08-07
CIK 1137048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15d
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
June 30, 2001	1-16535

ODYSSEY RE HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	6719 (Primary Standard Industrial Classification Code Number)	52-2301683 (I.R.S. Employer Identification Number)

Odyssey Re Holdings Corp.
140 Broadway, 39th Floor, New York, New York 10005
(212) 978-4700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Donald L. Smith, Esq.
General Counsel
Odyssey Re Holdings Corp.
140 Broadway, 39th Floor, New York, New York 10005
(212) 978-4700

(Name, address, including zip code, and telephone number,
including area code, of agent for service)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the of the latest practicable date:

Class	Number of Shares Outstanding at JUNE 30, 2001

COMMON STOCK, $.01 PAR VALUE	65,527,029

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	24

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	26

Part I — ITEM 1. ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	2001	2000

ASSETS
Investments:

Fixed income securities, at fair value (amortized cost $2,086,342 and $2,155,361, respectively)	$2,046,713	$2,119,226

Equity securities:

Common stocks, unaffiliated, at fair value (cost $75,940 and $49,558, respectively)	76,003	54,527

Common stocks, affiliated, at equity (cost $81,831 and $81,831, respectively)	85,958	83,338

Short-term investments, at cost which approximates fair value	131,601	196,562

Other invested assets (cost $34,393 and $35,309, respectively)	34,086	33,435

Total investments	2,374,361	2,487,088

Cash and cash equivalents	243,973	154,527

Investment income due and accrued	26,937	28,436

Reinsurance balances receivable	335,508	287,587

Reinsurance recoverable on loss payments	53,666	40,973

Reinsurance recoverable on unpaid losses	945,874	899,629

Prepaid reinsurance premiums	31,540	31,488

Funds held by ceding insurers	51,682	46,324

Deferred acquisition costs	77,318	59,948

Current federal and foreign income taxes	8,330	12,999

Deferred federal and foreign income taxes	190,337	173,619

Other assets	37,407	31,485

Total assets	$4,376,933	$4,254,103

LIABILITIES

Unpaid losses and loss adjustment expenses	$2,524,128	$2,566,396

Unearned premiums	305,439	251,031

Term notes due 2004	200,000	—

Reinsurance balances payable	57,037	61,520

Funds held under reinsurance contracts	336,055	319,249

Other liabilities	91,426	98,032

Total liabilities	3,514,085	3,296,228

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,527,029 and 48,000,000 shares issued and outstanding, respectively	655	480

Preferred stock, 200,000,000 shares authorized; 0 shares issued and outstanding	—	—

Additional paid-in capital	800,245	920,220

Unearned compensation	(5,905)	—

Accumulated other comprehensive loss, net of deferred income taxes	(27,952)	(17,990)

Retained earnings	95,805	55,165

Total stockholders’ equity	862,848	957,875

Total liabilities and stockholders’ equity	$4,376,933	$4,254,103

See accompanying notes.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months	Three Months	Six Months	Three Months
	June 30, 2001	June 30, 2001	June 30, 2000	June 30, 2000

REVENUE
Gross premiums written	$512,388	$260,597	$405,546	$214,157

Ceded premiums written	48,468	26,430	81,036	39,539

Net premiums written	463,920	234,167	324,510	174,618

Increase in unearned premiums	(55,981)	(13,615)	(5,408)	(5,589)

Net premiums earned	407,939	220,552	319,102	169,029

Net investment income	60,378	31,053	62,128	28,144

Net realized investment gains (losses)	8,473	4,993	(2,420)	(750)

Other income, net	2,316	1,158	2,157	1,444

Total revenue	479,106	257,756	380,967	197,867

EXPENSES
Losses and loss adjustment expenses	281,389	150,619	228,750	120,534

Acquisition costs	104,540	56,377	92,142	48,738

Other underwriting expenses	31,919	17,568	24,997	13,587

Interest expense	367	367	—	—

Total expenses	418,215	224,931	345,889	182,859

Income before income taxes	60,891	32,825	35,078	15,008

Federal and foreign income tax provision:

Current	9,283	3,123	6,989	3,930

Deferred	10,968	7,837	3,835	685

Total federal and foreign income tax provision	20,251	10,960	10,824	4,615

NET INCOME	$40,640	$21,865	$24,254	$10,393

BASIC
Weighted average shares outstanding	49,704,815	51,390,895	48,000,000	48,000,000

Earnings per share	$0.82	$0.43	$0.51	$0.22

DILUTED

Weighted average shares outstanding	49,743,019	51,466,885	48,000,000	48,000,000

Earnings per share	$0.82	$0.42	$0.51	$0.22

COMPREHENSIVE INCOME
Net income	$40,640	$21,865	$24,254	$10,393

Other comprehensive income, net of tax	(9,962)	(21,251)	36,559	1,562

Comprehensive income	$30,678	$614	$60,813	$11,955

See accompanying notes.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months	Six Months
	June 30, 2001	June 30, 2000

COMMON STOCK
Balance, beginning of period	$480	$480

Proceeds from offering	171	—

Issuance of restricted stock	4	—

Balance, end of period	655	480

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	920,220	874,350

Net effect of acquisition of Odyssey America	(411,500)	—

Proceeds from offering, net of expenses	284,614	—

Issuance of restricted stock	6,911	—

Balance, end of period	800,245	874,350

UNEARNED COMPENSATION
Balance, beginning and end of period	—	—
Issuance of restricted stock	(6,915)	—

Net increase during period	1,010	—

Balance, end of period	(5,905)	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	(17,990)	(153,868)

Net (decrease) increase during the period	(9,962)	36,559

Balance, end of period	(27,952)	(117,309)

RETAINED EARNINGS
Balance, beginning of period	55,165	85,374

Net income	40,640	24,254

Balance, end of period	95,805	109,628

TOTAL STOCKHOLDERS’ EQUITY	$862,848	$867,149

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of period	48,000,000	48,000,000

Issued during period	17,527,029	—

Balance, end of period	65,527,029	48,000,000

See accompanying notes.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
(IN THOUSANDS)

	Six Months	Six Months
	June 30, 2001	June 30, 2000

OPERATING ACTIVITIES
Net income	$40,640	$24,254

Adjustments to reconcile net income to net cash used in operating activities:

Reinsurance balances and funds held, net	(53,649)	13,107

Unearned premiums	54,356	(3,101)

Unpaid losses and loss adjustment expenses	(88,513)	(106,072)

Federal and foreign income taxes	15,637	21,777

Other assets and liabilities, net	353	5,414

Deferred acquisition costs	(17,370)	(3,253)

Net realized investment gains	(8,473)	2,420

Bond premium amortization, net	(1,072)	(9,283)

Net cash used in operating activities	(58,091)	(54,737)

INVESTING ACTIVITIES
Maturities of fixed income securities	595	3,478

Sales of fixed income securities	298,976	69,609

Purchases of fixed income securities	(241,848)	(98,698)

Sales of equity securities	16,891	2,963

Purchases of equity securities	(41,400)	(16,258)

Sales of other invested assets	—	4,975

Purchases of other invested assets	(924)	(1,380)

Decrease in short-term investments	64,961	69,970

Net cash provided by investing activities	97,251	34,659

FINANCING ACTIVITIES
Net proceeds from public offering	51,286	—

Loan receivable	(1,000)	—

Net cash provided by financing	50,286	—

Increase (decrease) in cash and cash equivalents	89,446	(20,078)

Cash and cash equivalents, beginning of period	154,527	134,330

Cash and cash equivalents, end of period	$243,973	$114,252

The Company issued $200.0 million in term notes in June 2001 (see Note 5).

See accompanying notes.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

      Odyssey Re Holdings Corp.’s (“the Company” or “OdysseyRe”) consolidated balance sheets as of June 30, 2001 and December 31, 2000, consolidated statements of operations and comprehensive income for the six months and three months ended June 30, 2001 and 2000 and consolidated statements of stockholder’s equity and cash flows for the six months ended June 30, 2001 and 2000, include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on a interim basis. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The results for the six months and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

      OdysseyRe was incorporated on March 21, 2001 to serve as the holding company for Odyssey America Reinsurance Corporation (“Odyssey America”) and its subsidiaries, Odyssey Reinsurance Corporation (“ORC”), TIG Re UK Holdings Corporation, Newline Underwriting Management Limited (“Newline”) and Hudson Insurance Company (“Hudson”). On June 14, 2001, the Company sold 17,142,857 of its common shares in an initial public offering (the “offering”). In connection with the offering, all the outstanding shares of Odyssey America have been acquired by the Company from subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), the Company’s ultimate majority shareholder, for an aggregate consideration of $988.8 million, consisting of $233.5 million in cash, $200.0 million in term notes and 48,000,000 shares of the Company’s common stock. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become the Company’s historical financial information and the financial statements as of December 31, 2000, have been restated to reflect the re-capitalization as though it occurred at the beginning of the period. The Company retained $51.3 million of the net proceeds from the offering. In connection with the offering, under the OdysseyRe Restricted Share Plan, the Company granted restricted shares of its stock to various executives and employees, and grants of Fairfax restricted shares were converted to restricted shares of the Company. A total of 384,172 restricted shares were granted. These grants were valued at their fair market value at the time of the offering. Compensation expense, in connection with the grants, of $2.1 million has been recognized for the six months and three months ended June 30, 2001, and will continue to be expensed over the vesting period.

      As a result of the offering, the Company and its subsidiaries will file a consolidated tax return. Prior to the offering, Odyssey America was part of the Fairfax Inc. U.S. consolidated tax return. For financial statement purposes, taxes are computed for Odyssey America on a separate company basis. Accordingly, for financial statement purposes, net operating loss carryovers and alternative minimum tax (“AMT”) credit carryovers are also determined and maintained on a separate company basis. Deconsolidation of Odyssey America from the Fairfax Inc. U.S. consolidated tax group occurred upon completion of the offering, as the interest of Fairfax Inc. in Odyssey America has dropped below 80%. Under Federal tax rules, at the point of deconsolidation, Odyssey America was allocated a $106 million net operating loss carryover, resulting in a tax benefit of $37 million and a $15 million AMT credit carryover which it will take into the new consolidated tax group. Accordingly, upon deconsolidation, the deferred tax asset recorded by Odyssey America in its financial statements has changed to reflect the revised net operating loss and AMT credit carryovers. The net impact on the deferred tax asset is an increase of $22 million, which has been recorded as additional paid in capital at the completion of the offering.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   ACCUMULATED OTHER COMPREHENSIVE INCOME

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the six month and three month periods ended June 30, 2001 and 2000 (in thousands):

	SIX MONTHS	THREE MONTHS	SIX MONTHS	THREE MONTHS
	JUNE 30, 2001	JUNE 30, 2001	JUNE 30, 2000	JUNE 30, 2000

Beginning balance of accumulated other comprehensive loss	$(17,990)	$(6,701)	$(153,868)	$(118,871)

Beginning balance of foreign currency translation adjustments	2,480	(7,528)	2,000	1,625

Ending balance of foreign currency translation adjustments	(2,989)	(2,989)	2,409	2,409

Current period change in foreign currency translation adjustments	(5,469)	4,539	409	784

Beginning balance of unrealized net (losses) gains on securities	(20,470)	827	(155,868)	(120,496)

Ending balance of unrealized net losses on securities	(24,963)	(24,963)	(119,718)	(119,718)

Current period change in unrealized net (losses) gains on securities	(4,493)	(25,790)	36,150	778

Current period change in accumulated other comprehensive (loss) income	(9,962)	(21,251)	36,559	1,562

Ending balance of accumulated other comprehensive loss	$(27,952)	$(27,952)	$(117,309)	$(117,309)

      The components of comprehensive income (loss) for the six months and three months ended June 30, 2001 and 2000 are in the following table (in thousands):

	SIX MONTHS	THREE MONTHS	SIX MONTHS	THREE MONTHS
	JUNE 30, 2001	JUNE 30, 2001	JUNE 30, 2000	JUNE 30, 2000

Net income	$40,640	$21,865	$24,254	$10,393

Other comprehensive income (loss), before tax
Foreign currency translation adjustment	(8,710)	6,687	629	1,206

Unrealized gains (losses) on securities arising during period	278	(33,853)	58,705	1,805

Less: reclassification adjustment for realized losses included in net income	(7,191)	(5,824)	(3,089)	(608)

Other comprehensive (loss) income, before tax adjustments	(15,623)	(32,990)	56,245	2,403

Tax benefit (expense) from foreign currency translation	3,241	(2,148)	(220)	(422)

Tax (expense) benefit from unrealized gains (losses) arising during the period	(97)	11,848	(20,547)	(632)

Tax benefit from realized losses included in net income	2,517	2,039	1,081	213

Total tax benefit (expense)	5,661	11,739	(19,686)	(841)

Other comprehensive (expense) income, net of tax	(9,962)	(21,251)	36,559	1,562

Comprehensive income	$30,678	$614	$60,813	$11,955

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.   EARNINGS PER SHARE

      Prior to the offering, 48.0 million shares of the Company’s common stock were outstanding. For purposes of calculating weighted average shares, it has been assumed that the Company had 48.0 million shares outstanding during 2000 and from January 1, 2001 to June 14, 2001, the date of the offering. As a result of the offering and the related issuance of restricted stock, there are 65.5 million shares of common stock outstanding as of June 30, 2001. Net income for the six months and three months ended June 30, 2001 and 2000 per common share has been computed in the following table based upon weighted average common shares outstanding.

	SIX MONTHS	THREE MONTHS	SIX MONTHS	THREE MONTHS
	JUNE 30, 2001	JUNE 30, 2001	JUNE 30, 2000	JUNE 30, 2000

Net income (in thousands)	$40,640	$21,865	$24,254	$10,393

Weighted average common shares outstanding Weighted average shares outstanding —basic	49,704,815	51,390,895	48,000,000	48,000,000

Effect of dilutive shares	38,204	75,990	—	—

Weighted average shares outstanding-dilutive	49,743,019	51,466,885	48,000,000	48,000,000

Net income per common shares:

Basic	$0.82	$0.43	$0.51	$0.22

Diluted	$0.82	$0.42	$0.51	$0.22

4.   CONTINGENCIES

      Through its subsidiary, TIG Re UK Holdings Corporation, Odyssey America became a limited liability participant in the Lloyd’s of London (“Lloyd’s”) market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit in favor of the Society and Council of Lloyd’s. As of June 30, 2001, the letter of credit was 57.5 million British pounds ($81.3 million) and was collateralized by $95.6 million of Odyssey America’s investment securities. The letter of credit effectively secures the future contingent obligations of Odyssey America should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit.

      Odyssey America and its subsidiaries have been named as defendant in various litigations in the ordinary course of business. In management’s opinion, the outcome of the suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations or cash flow of the Company or its subsidiaries.

5.   LONG TERM DEBT

      In conjunction with its acquisition of Odyssey America and its subsidiaries, the Company issued $200.0 million of three-year term notes to subsidiaries of Fairfax. The notes have a three year term with annual principal payments of $66.7 million due on June 30 of each year beginning June 30, 2002. The notes pay interest quarterly at a rate of 225 basis points over the three month LIBOR. Interest expense of $367.0 thousand has been reflected in the statement of operations for the six months and three months ended June 30, 2001. The Company retains the right to repay the notes at any time without bonus or penalty. The term notes contain certain covenants, which include, among other things, restrictions on the Company's ability to incur indebtedness and liens and restrictions on the Company's ability to enter into a merger.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the liability for unpaid losses and loss adjustment expenses for the six months and three months ended June 30, 2001 and 2000 follows (in thousands):

	SIX MONTHS	THREE MONTHS	SIX MONTHS	THREE MONTHS
	JUNE 30, 2001	JUNE 30, 2001	JUNE 30, 2000	JUNE 30, 2000

Gross unpaid losses and loss adjustment expenses, beginning of period	$2,566,396	$2,571,692	$2,569,895	$2,524,639

Less ceded unpaid losses and loss adjustment expenses, beginning of period	899,629	931,660	738,368	778,118

Net unpaid losses and loss adjustment expenses, beginning of period	1,666,767	1,640,032	1,831,527	1,746,521

Losses and loss adjustment expenses incurred related to:

Current year	278,659	147,823	227,964	118,941

Prior years	2,730	2,796	786	1,593

Total losses and loss adjustment expenses incurred	281,389	150,619	228,750	120,534

Losses and loss adjustment expenses paid related to:

Current year	31,332	17,741	25,667	19,052

Prior years	337,882	195,170	309,155	122,548

Total paid losses and loss adjustment expenses	369,214	212,911	334,822	141,600

Effects of exchange rate changes	(688)	514	—	—

Net unpaid losses and loss adjustment expenses, end of period	1,578,254	1,578,254	1,725,455	1,725,455
Add ceded unpaid losses and loss adjustment expenses, end of period	945,874	945,874	812,195	812,195

Gross unpaid and losses and loss adjustment expenses, end of period	$2,524,128	$2,524,128	$2,537,650	$2,537,650

7.   ASBESTOS AND ENVIRONMENTAL LOSS AND LOSS ADJUSTMENT EXPENSES

      Through its operating subsidiaries, the Company has exposure to asbestos and environmental pollution claims. Exposure arises from reinsurance contracts under which subsidiaries of the Company have assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such cedants. The Company’s estimate of its ultimate liability for such exposures includes case basis reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company’s subsidiaries by ceding companies and additional case reserves determined by the Company’s dedicated asbestos and environmental claims unit based on claims audits of cedants. The provision for liabilities incurred but not reported is established based on various methods such as loss development, market share and frequency and severity.

      Estimation of ultimate liabilities for these exposures is unusually difficult due to outstanding issues such as whether coverage exists, definition of an occurrence, determination of ultimate damages and allocation of such damages to financially responsible parties. The determination of ultimate liabilities for waste site pollution exposure is especially uncertain due to the potential for an amendment to the Superfund Law proposed by various business groups, environmental groups and government agencies.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	SIX MONTHS	THREE MONTHS	SIX MONTHS	THREE MONTHS
	JUNE 30, 2001	JUNE 30, 2001	JUNE 30, 2000	JUNE 30, 2000

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$205,633	$212,639	$118,242	$133,638

Less ceded unpaid losses and loss adjustment expenses, beginning of period	176,149	183,155	88,758	104,154

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484	29,484	29,484

Net losses and loss adjustment expenses incurred	—	—	—	—

Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484	29,484	29,484

Add ceded unpaid losses and loss adjustment expenses, end of period	189,882	189,882	107,149	107,149

Gross unpaid losses and loss adjustment expenses, end of period	$219,366	$219,366	$136,633	$136,633

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$53,439	$54,092	$44,594	$45,869

Less ceded unpaid losses and loss adjustment expenses, beginning of period	21,302	21,955	12,457	13,732

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137	32,137	32,137

Net losses and loss adjustment expenses incurred	—	—	—	—

Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137	32,137	32,137

Add ceded unpaid losses and loss adjustment expenses, end of period	23,437	23,437	14,515	14,515

Gross unpaid losses and loss adjustment expenses, end of period	$55,574	$55,574	$46,652	$46,652

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   SEGMENT REPORTING

      The Company’s business is managed through three divisions of its subsidiary, Odyssey America: the Americas, EuroAsia and Newline Syndicate, which have geographically distinct regions of operation. Each division provides customized treaty, facultative and program reinsurance programs through professional reinsurance brokerage firms. The Americas division is comprised of Odyssey America’s U.S. operations and its Canadian and Latin American branch offices. The U.S. operations primarily write treaty property, general casualty, specialty casualty, primary insurance through Hudson, and facultative casualty business. Treaty property business is written through the Canadian and Latin American branches. The EuroAsia division, which was formed in late 2000, is comprised of branch offices in Paris, Cologne, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s wholly owned syndicate, Newline, operates on the Lloyd’s insurance exchange and is operated as a separate division. Newline primarily writes casualty business and financial lines. The financial results of these divisions for the three months and six months ended June 30, 2001 and June 30, 2000 are as follows (in thousands):

Three months ended June 30, 2001	Americas	EuroAsia	Newline	Total

Gross premiums written	$189,382	$35,946	$35,269	$260,597

Net premiums written	$171,851	$31,613	$30,703	$234,167

Net premiums earned	$173,698	$26,732	$20,122	$220,552

Losses and loss adjustment expenses	117,955	19,605	13,059	150,619

Acquisition costs and other underwriting expenses	58,522	6,854	8,569	73,945

Total underwriting deductions	176,477	26,459	21,628	224,564

Underwriting income (loss)	$(2,779)	$273	$(1,506)	(4,012)

Net investment income
Net realized investment gains				31,053
Other income, net				4,993
Interest expense				1,158

Income before income taxes				(367)

				$32,825

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	67.9%	73.3%	64.9%	68.3%

Acquisition costs and other underwriting expenses	33.7	25.6	42.6	33.5

Combined ratio	101.6%	98.9%	107.5%	101.8%

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Three months ended June 30, 2000	Americas	EuroAsia	Newline	Total

Gross premiums written	$194,963	$—	$19,194	$214,157

Net premiums written	$158,772	$—	$15,846	$174,618

Net premiums earned	$157,347	$—	$11,682	$169,029

Losses and loss adjustment expenses	112,066	—	8,468	120,534

Acquisition costs and other underwriting expenses	57,094	—	5,231	62,325

Total underwriting deductions	169,160	—	13,699	182,859

Underwriting loss	$(11,813)	$—	$(2,017)	(13,830)

Net investment income				28,144
Net realized investment losses				(750)
Other income, net				1,444

Income before income taxes				$15,008

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	71.2%	—	72.5%	71.3%

Acquisition costs and other underwriting expenses	36.3	—	44.8	36.9

Combined ratio	107.5%	—	117.3%	108.2%

Six months ended June 30, 2001	Americas	EuroAsia	Newline	Total

Gross premiums written	$368,844	$67,623	$75,921	$512,388

Net premiums written	$339,045	$60,490	$64,385	$463,920

Net premiums earned	$320,403	$50,412	$37,124	$407,939

Losses and loss adjustment expenses	222,246	35,864	23,279	281,389

Acquisition costs and other underwriting expenses	106,584	13,862	16,013	136,459

Total underwriting deductions	328,830	49,726	39,292	417,848

Underwriting income (loss)	$(8,427)	$686	$(2,168)	(9,909)

Net investment income				60,378
Net realized investment gains				8,473
Other income, net				2,316
Interest expense				(367)

Income before income taxes				$60,891

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	69.4%	71.1%	62.7%	69.0%

Acquisition costs and other underwriting expenses	33.3	27.5	43.1	33.5

Combined ratio	102.7%	98.6%	105.8%	102.5%

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Six Months ended June 30, 2000	Americas	EuroAsia	Newline	Total

Gross premiums written	$355,396	$—	$50,150	$405,546

Net premiums written	$282,105	$—	$42,405	$324,510

Net premiums earned	$296,024	$—	$23,078	$319,102

Losses and loss adjustment expenses	211,885	—	16,865	228,750

Acquisition costs and other underwriting expenses	106,542	—	10,597	117,139

Total underwriting deductions	318,427	—	27,462	345,889

Underwriting (loss) gain	$(22,403)	$—	$(4,384)	(26,787)

Net investment income				62,128
Net realized investment losses				(2,420)
Other income, net				2,157

Income before income taxes				$35,078

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	71.6%	—	73.1%	71.7%

Acquisition costs and other underwriting expenses	36.0	—	45.9	36.7

Combined ratio	107.6%	—	119.0%	108.4%

      The Company does not maintain separate balance sheet data for each of its subsidiaries’ operating segments. Accordingly, the Company does not review and evaluate the financial results of these operating segments based upon balance sheet data. The business written and the experience of the Americas division include the activities of its United States, Latin American and Canadian branch offices. For calendar year 2000 and prior, the London Branch activity is included in the results of the Americas division. The EuroAsia division was formed in mid-2000 and includes business written from its Paris and Singapore branches and also includes the business written by the London Branch for underwriting year 2001 and subsequent business. The Newline division refers to the business written and the experience of the Newline Syndicate at Lloyd’s.

9.   ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (“FAS”) 142, “Goodwill and Other Intangible Assets”. FAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Those with finite useful lives will be subject to amortization and must be tested annually for impairment. FAS 142 also requires full amortization of negative goodwill at the time the pronouncement is implemented. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the financial position of the Company.

Part I — ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      OdysseyRe was incorporated on March 21, 2001 to serve as the holding company for Odyssey America Reinsurance Corporation (“Odyssey America”) and its subsidiaries, Odyssey Reinsurance Corporation (“ORC”), TIG Re UK Holdings Corporation, Newline Underwriting Management Limited (“Newline”) and Hudson Insurance Company (“Hudson”). On June 14, 2001, OdysseyRe sold 17,142,857 of its common shares in an initial public offering. In connection with this offering, all of the outstanding shares of Odyssey America were acquired by us from subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), our ultimate majority shareholder, for an aggregate consideration of $988.8 million, consisting of $233.5 million in cash, $200.0 million in term notes and 48,000,000 shares of our common stock. The acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become our historical financial information and the financial statements as of December 31, 2000 have been restated to reflect the re-capitalization as though it occurred at the beginning of the period.

      Through our operating subsidiaries, principally Odyssey America, we are a leading U.S. based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement, or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability and marine and aerospace.

      For the six months ended June 30, 2001 and 2000, our gross premiums written were $512.4 million and $405.5 million, respectively, our net premiums written were $463.9 million and $324.5 million, respectively, and our net income was $40.6 million and $24.3 million, respectively. For the three months ended June 30, 2001 and 2000, our gross premiums written were $260.6 million and $214.2 million, respectively, our net premiums written were $234.2 million and $174.6 million, respectively, and our net income was $21.9 million and $10.4 million, respectively. As of June 30, 2001, we had total assets of $4.4 billion and total stockholders’ equity of $862.8 million.

      We operate our business through three divisions, the Americas, EuroAsia and Newline Syndicate, which are based principally on geographic regions.

      The Americas is our largest division, accounting for $368.9 million, or 72.0%, of our gross premiums written for the six months ended June 30, 2001. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative reinsurance in South America, as well as, to a limited extent, primary business in the United States through Hudson, our insurance subsidiary. The Americas division is comprised of four units, the United States, Canada, Latin America and the London Branch for business incepting prior to 2001, and operates through six offices located in Stamford, New York City, Mexico City, Miami, Santiago and Toronto. Gross premiums written by the United States unit for the six months ended June 30, 2001 was $316.1 million, an increase of $20.5 million, or 6.9%, compared to the six months ended June 30, 2000. The net increase is due mainly to increased pricing both at the insurance and reinsurance levels. Gross premiums written by the Latin American unit for the six months ended June 30, 2001 was $27.5 million, an increase of $12.2 million, or 80.1% compared to the six months ended June 30, 2000. The Canadian unit has gross written premium of $6.6 million for the six months ended June 30, 2001, an increase of $2.1 million, or 50.0% compared to the six months ended June 30, 2000. The London Branch unit had gross premiums written of $18.7 million a decrease of $21.4 million compared to June 30, 2000. The London Branch decrease is due to the re-alignment of our business across geographic regions. Business previously written by the London Branch unit is being written through the Newline Syndicate division, effective July 2000, and through the EuroAsia division effective January 2001.

      The EuroAsia division was formed in 2000 as part of the realignment of our business across geographic regions. EuroAsia operates out of six offices, with principal offices in Paris and Singapore. The EuroAsia division is comprised of renewal business previously written through Compagnie Transcontinentale de Reassurance (CTR), a Fairfax subsidiary, new business produced by the division and property business previously written in the London Branch unit of the Americas.

      For the six months ended June 30, 2001, the EuroAsia division had gross premiums written of $67.6 million or 13.2% of our total gross premiums written. The EuroAsia division premiums are geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of the international rate increases in creating new market opportunities and successfully completing renewals of the pre-existing CTR business where pricing or terms were favorably re-negotiated.

      The Newline Syndicate division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline which in turn owns and manages Syndicate 1218. We believe that we derive substantial benefits from our Lloyd’s membership, including strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The Newline Syndicate writes reinsurance and insurance business worldwide through brokers, generating $75.9 million, or 14.8% of our gross premiums written for the six moths ended June 30, 2001. The increase in gross premium written of 51% compared to the six months ended June 30, 2000 was mainly in financial lines, international casualty and marine and aerospace.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the addition of loss and loss adjustment expenses (“LAE”) incurred as a percent of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percent of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio for the three months ended June 30, 2001 was 101.8%, down from 108.2% for the three months ended June 30, 2000. Our combined ratio for the six months ended June 30, 2001 was 102.5%, down from 108.4% for the six months ended June 30, 2000.

REVENUE

      We derive our revenue from two principal sources: premiums from reinsurance assumed and insurance, net of premiums ceded (net premiums written), and income from investments. Net premiums written become earned (net premiums earned) as they are credited to revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.

EXPENSES

      We determine our reserve for unpaid losses and loss adjustment expenses based on reports and individual case estimates received from ceding companies. We use generally accepted actuarial methodologies to determine a reserve for losses incurred but not reported (“IBNR”) on the basis of our historical experience and other estimates. We review the reserves continually and changes in estimates are reflected in the operating results of the period in which they become known. Accordingly, losses and loss adjustment expenses are charged to income in the calendar year they are incurred.

      Our reserves for losses and loss adjustment expenses are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved.

      Acquisition costs consist principally of commissions and brokerage expenses incurred on business written under reinsurance contracts or certificates and insurance policies. These costs are deferred and amortized over the period in which the related premiums are earned. Commission adjustments are accrued based on the underwriting profitability of the business produced. Deferred acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on our historical experience.

      Other underwriting expenses consist of cost of operations associated with our underwriting activities. These expenses include compensation, rent, and all other general expenses allocated to our underwriting activity and exclude any investment or claims related expenses.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      GROSS PREMIUMS WRITTEN. Gross premiums written for the three months ended June 30, 2001 increased by $46.4 million, or 21.7%, to $260.6 million from $214.2 million for the three months ended June 30, 2000. The increase in premium volume is attributable to increases in the Newline Syndicate of $16.1 million, or 83.7% and in the EuroAsia division of $35.9 million, offset by a decrease in the Americas division of $5.6 million, or 2.9%.

      The decrease in the Americas division is attributable to a decrease in the London Branch of $26.1 million or 85.1%. partially offset by increases in the United States unit of $8.0 million, or 5.2%, the Latin America unit of $11.0 million or 140.0%, and the Canadian Branch of $1.6 million or 77.7%. Excluding amounts written through the London Branch, gross premiums written in the Americas division increased by $20.6 million, or 12.5%.

      EuroAsia division’s gross premiums written for the three months ended June 30, 2001 were $35.9 million, consisting of international reinsurance business primarily derived through new market opportunities and renewals of business previously written through CTR. This division was not significantly active during the second quarter of 2000.

      The increase in the Newline Syndicate division is mainly attributable to more favorable pricing and terms, consistent with the improvement in Lloyd’s market conditions, in financial lines, international casualty and marine and aerospace together with renewals of business previously written in the London Branch.

      CEDED PREMIUMS WRITTEN. Ceded premiums written for the three months ended June 30, 2001 decreased by $13.1 million, or 33.2%, to $26.4 million from $39.5 million for the three months ended June 30, 2000. The decrease in ceded premiums is primarily attributable to higher amounts of premiums retained under our reinsurance contracts and reductions in amounts ceded to our aggregate excess of loss contracts.

      NET PREMIUMS WRITTEN. Net premiums written for the three months ended June 30, 2001 increased by $59.6 million, or 34.1%, to $234.2 million from $174.6 million for the three months ended June 30, 2000. Net premiums written represents gross premiums written less ceded premiums written.

      NET PREMIUMS EARNED. Net premiums earned for the three months ended June 30, 2001 increased by $51.5 million, or 30.5%, to $220.6 million from $169.0 million for the three months ended June 30, 2000. The increase in unearned premium reserves of $13.6 million in the second quarter 2001 is associated with the increase in net premiums written.

      NET INVESTMENT INCOME. Net investment income for the three months ended June 30, 2001 increased by $2.9 million, or 10.3%, to $31.1 million from $28.1 million for the three months ended June 30, 2000.

      Net investment yield for the three months ended June 30, 2001 was 4.9% on an annualized basis, compared to 4.0% for the comparable period in 2000.

      NET REALIZED INVESTMENT GAINS (LOSSES). Net realized investment gains for the three months ended June 30, 2001 were $5.0 million compared to net realized losses of $0.8 million for the three months ended June 30, 2000. The increase in realized gains is primarily from our fixed income securities, which generated a gain of $3.4 million in the second quarter of 2001. The realized loss in the second quarter 2000 is primarily from the sale of fixed income securities during the quarter which generated a loss of $0.8 million.

      OTHER INCOME, NET. Other income, net is comprised of amortization of positive and negative goodwill and other income or expense items. The total of these items for the three months ended June 30, 2001 was $1.2 million compared to $1.4 million for the three months ended June 30, 2000.

      The major component of other income, net, is the amortization of goodwill which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, or $2.1 million for the three months ended June 30, 2001 and June 30, 2000, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period of $2.5 million per year, $0.6 million for the three months ended June 30, 2001 and June 30, 2000.

      LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses (“LAE”) for the three months ended June 30, 2001 were $150.6 million compared to $120.5 million for the three months ended June 30, 2000, an increase of $30.1 million, or 25.0%. The loss and LAE ratio for the three months ended June 30, 2001 was 68.3% compared to 71.3% for the three months ended June 30, 2000.

      The decrease in the loss and LAE ratio for the three months ended June 30, 2001, is the result of a decrease in the loss and LAE ratio for the Americas division, 67.9% in 2001, from 71.2% in 2000, and a decrease in the loss and LAE ratio for the Newline Syndicate division to 64.9% in 2001 from 72.5% in 2000. The EuroAsia division loss ratio for the three months ended June 30, 2001 was 73.3%.

      The decrease in the loss and LAE ratio for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 for the Newline Syndicate division is the result of overall improved loss development on the North American Treaty business, strong performance from the business transferred to Newline from the London Branch and the discontinuance in 2000 of certain books of business.

      Losses and LAE incurred in the three months ended June 30, 2001 in respect of catastrophes were not material (compared to nil for the three months ended June 30, 2000).

      ACQUISITION COSTS. Acquisition costs for the three months ended June 30, 2001 were $56.4 million compared to $48.7 million for the three months ended June 30, 2000. The resulting acquisition ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 25.6% for the three months ended June 30, 2001 compared to 28.8% for the three months ended June 30, 2000. The reduction in acquisition expense ratio of 3.2 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business.

      OTHER UNDERWRITING EXPENSES. Other underwriting expenses for the three months ended June 30, 2001 were $17.6 million compared to $13.6 million for the three months ended June 30, 2000. The other underwriting expense ratio, expressed as a percent of premiums earned, was 8.0% for the second quarter 2001, compared to 8.0% for the second quarter 2000.

      The increase in other underwriting expenses for the second quarter 2001 compared to the second quarter 2000 is largely attributable to costs associated with the establishment of our EuroAsia division branch offices. In addition, we reflected $2.1 million of expenses for the three months ended June 30, 2001, related to our restricted stock plan.

      COMBINED RATIO. Our combined ratio, which is the sum of the loss and loss adjustment ratio, the acquisition ratio and other underwriting expense ratio, decreased from 108.2% for the three months ended June 30, 2000 to 101.8% for the three months ended June 30, 2001. This decrease was due to the reasons described above.

      FEDERAL AND FOREIGN INCOME TAX PROVISION. Federal and foreign income tax provision for the three months ended June 30, 2001 increased by $6.3 million, to $11.0 million compared to $4.6 million for the three months ended June 30, 2000.

      The effective tax rate for the three months ended June 30, 2001 was 33.4% compared to 30.8% for the three months ended June 30, 2000. The increase in the effective tax rate was primarily due to the difference in the period to period change in the value of the discount amortization of our fixed income securities.

      NET INCOME. Net income for the three months ended June 30, 2001 increased by $11.5 million, or 110.4%, to $21.9 million from $10.4 million for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO WITH SIX MONTHS ENDED JUNE 30, 2000

      GROSS PREMIUMS WRITTEN. Gross premiums written for the six months ended June 30, 2001 increased by $106.9 million, or 26.3%, to $512.4 million from $405.5 million for the six months ended June 30, 2000. The increase in premium volume is attributable to increases in the Americas division of $13.5 million, or 3.8%, the Newline Syndicate of $25.8 million, or 51.4% and the EuroAsia division of $67.6 million.

      The increase in premiums in the Americas division is comprised of an increase in treaty property business of $23.7 million, due mainly to improved pricing and treaty terms, an increase in the Latin American unit business of $12.2 million, and an increase in primary insurance activities of $11.5 million offset by a decrease in the London branch business of $21.4 million and treaty casualty business of $10.1 million.

      EuroAsia division’s gross premiums written for the six months ended June 30, 2001 were $67.6 million, consisting of international reinsurance business primarily derived through new market opportunities and the business previously written through CTR. This division was not active during the six months ended June 30, 2000.

      The Newline Syndicate division’s premium increase of $25.8 million is comprised of increases in marine and aerospace business of $12.3 million and international casualty business of $14.0 million, both categories previously written by the London Branch, and financial lines of $14.7 million. These increases were partially offset by a decrease in the North American casualty business of $5.8 million.

      CEDED PREMIUMS WRITTEN. Ceded premiums written for the six months ended June 30, 2001 decreased by $32.6 million, or 40.2%, to $48.5 million from $81.0 million for the six months ended June 30, 2000. The decrease in ceded premiums written was primarily attributable to higher amounts of premiums retained under our reinsurance contracts and reductions in amounts ceded to our aggregate excess of loss contracts.

      NET PREMIUMS WRITTEN. Net premiums written for the six months ended June 30, 2001 increased by $139.4 million, or 43.0%, to $463.9 million from $324.5 million for the six months ended June 30, 2000. Net premiums written represents gross premiums written less ceded premiums written.

      NET PREMIUMS EARNED. Net premiums earned for the six months ended June 30, 2001 increased by $88.8 million, or 27.8%, to $407.9 million from $319.1 million for the six months ended June 30, 2000. This increase was a result of the factors listed above, and reflects an increase in unearned premiums of $56.0 million for the six months ended June 30, 2001, as compared to a increase in unearned premiums of $5.4 million for the six months ended June 30, 2000. This increase in unearned premiums is associated with the increase in net premiums written.

      NET INVESTMENT INCOME. Net investment income for the six months ended June 30, 2001 decreased by $1.8 million, or 2.8%, to $60.4 million from $62.1 million for the six months ended June 30, 2000. Net investment yield was 4.5% in 2001 compared to 4.4% in 2000.

      The decrease in investment income before expenses results from a decrease in the amount of interest on our fixed income securities of $4.3 million, a decrease in other invested assets of $0.7 million, partially offset by the increase in income from our affiliated equity securities of $1.2 million and an increase in interest on cash and short term investments of $2.1 million

      NET REALIZED INVESTMENT GAINS. Net realized investment gains for the six months ended June 30, 2001 increased by $10.9 million, to $8.5 million from a loss of $2.4 million for the six months ended June 30, 2000. The increase in net realized gains in 2001 was primarily related to our fixed income and equity portfolio, which generated gains of $8.4 million.

      OTHER NET INCOME. Other income, net is comprised of amortization of positive and negative goodwill and other income or expense items. The total of these items for the six months ended June 30, 2001 was income of $2.3 million as compared to income of $2.2 million for the six months ended June 30, 2000.

      The major component of other income, net, is the amortization of goodwill which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period at $2.5 million per year.

      LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and LAE for the six months ended June 30, 2001 increased by $52.6 million, or 23.0%, to $281.4 million from $228.8 million for the six months ended June 30, 2000. The loss and LAE ratio for the six months ended June 30, 2001 was 69.0% compared to 71.7% for the six months ended June 30, 2000.

      The decrease in the loss and LAE ratio for the six months ended June 30, 2001, 69.0%, compared to 71.7% for the six months ended June 30, 2000, is the result of a decrease in the loss and LAE ratio for the Americas division from 71.6% for the six months ended June 30, 2000 to 69.4% for the six months ended June 30, 2001, a decrease of 2.2 percentage points. The loss and LAE ratio for the Newline Syndicate division decreased to 62.7% for the six months ended June 30, 2001 compared to 73.1% for the six months ended June 30, 2000.

      Losses and LAE incurred in the six months ended June 30, 2001 and June 30, 2000 in respect of major catastrophes were not material. No individual event exceeded $5 million, the aggregate of catastrophe losses were in the range of normal expectations.

      ACQUISITION COSTS. Acquisition costs for the six months ended June 30, 2001 increased by $12.4 million, or 13.5%, to $104.5 million from $92.1 million for the six months ended June 30, 2000. The resulting acquisition ratio, i.e. acquisition expenses expressed as a percent of earned premium, was 25.6% for the six months ended June 30, 2001 compared to 28.9% for the six months ended June 30, 2000.

      OTHER UNDERWRITING EXPENSES. Other underwriting expenses for the six months ended June 30, 2001 increased by $6.9 million, or 27.7%, to $31.9 million from $25.0 million for the six months ended June 30, 2000. The other underwriting expense ratio, expressed as a percent of premiums earned, was 7.8% for the six months ended June 30, 2001 compared to 7.8% for the six months ended June 30, 2000.

      The increase in other underwriting expenses for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 is largely attributable to costs associated with the establishment of our EuroAsia division branches. In addition, we reflected $2.1 million of expenses for the six months ended June 30, 2001 related to our restricted stock plan.

      COMBINED RATIO. Our combined ratio, which is the sum of the loss and loss adjustment ratio, the acquisition ratio and other underwriting expense ratio, decreased from 108.4% for the six months ended June 30, 2000 to 102.5% for the six months ended June 30, 2001. This decrease was due to the reasons described above.

      FEDERAL AND FOREIGN INCOME TAX PROVISION. Federal and foreign income tax provision for the six months ended June 30, 2001 increased by $9.4 million, or 87.1%, to $20.3 million from $10.8 million for the six months ended June 30, 2000.

      The effective tax rates for the six months ended June 30, 2001 and 2000 were 33.3% and 30.9% respectively.

      NET INCOME. Net income for the six months ended June 30, 2001 increased by $16.4 million, or 67.6%, to $40.6 million from $24.3 million for the six months ended June 30, 2000.

LIQUIDITY

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued $200 million of term notes to subsidiaries of Fairfax. We will be required to make principal payments of $66.7 million on June 30 of each year beginning June 30, 2002. We will pay interest on the term notes at a rate of 225 basis points over the three month LIBOR. We have the right to repay the notes at anytime without bonus or penalty.

      In connection with the business of our Newline Syndicate division, we executed a secured letter of credit in favor of Lloyd’s, as is customary for those operating in the Lloyd’s market. At June 30, 2001, the letter of credit was valued at 57.5 million British pounds, or $81.3 million, and was secured by a pledge of $95.6 million of our investment securities.

CREDIT RATINGS

      Rating agencies access the claims-paying ability of reinsurers and represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavourable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our credit ratings as of June 30, 2001 were: A.M. Best Company, Inc.: A; and Standard & Poor's Rating Services: BBB+. On August 3, 2001, Standard & Poor's upgraded Odyssey America and ORC to A-.

CASH FLOW

      Cash flows from operating activities resulted principally from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting expenses. Cash used in operations was $58.1 million for the six months ended June 30, 2001 and $54.7 million for six months ended June 30, 2000 primarily due to payment during the respective periods on losses incurred by Odyssey America and its subsidiaries prior to our acquisition of them.

      Cash used in operations for underwriting activity increased for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 principally for the payment of losses which exceeded premium collections in both periods.

      Total cash proceeds from investing activities for the six months ended June 30, 2001 were $97.3 million compared to $34.7 million from investment activities for the six months ended June 30, 2000. Net proceeds related to the initial public offering were $51.3 million for the six month period ended June 30, 2001. Cash and cash equivalents were $154.5 million at December 31, 2000. Cash and cash equivalents were $244.0 million and $114.3 million, at June 30, 2001 and 2000, respectively. Cash and short term investments are maintained for liquidity purposes and represented 14.3% and 13.3% at June 30, 2001 and December 31, 2000, respectively, and 4.4% at June 30, 2000, of total financial statement investments and cash on such dates.

STOCKHOLDERS’ EQUITY

      Stockholders’ equity decreased by $95.1 million, or 9.9%, to $862.8 million as at June 30, 2001 from $957.9 million as of December 31, 2000. The decrease was attributable the issuance of $200.0 million of debt, a decrease of $4.5 million in unrealized appreciation, net of deferred income taxes, in our investment portfolio, and a $5.5 million decrease resulting from a higher unrealized loss on foreign exchange net of deferred income taxes, partially offset by net proceeds from the initial public offering of $51.3 million and net income of $40.6 million for the six months ended June 30 2001.

MARKET SENSITIVE INSTRUMENTS

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale.

      As of June 30, 2001, our $2.6 billion investment portfolio is comprised of $2.0 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

INTEREST RATE RISK

      Our fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa.

      The table below displays the potential impact of market value fluctuations on the fixed income portfolio as of June 30, 2001 and December 31, 2000, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	AS OF JUNE 30, 2001			AS OF DECEMBER 31, 2000

	FAIR VALUE			FAIR VALUE
	OF FIXED			OF FIXED
PERCENT CHANGE IN	INCOME	HYPOTHETICAL	HYPOTHETICAL	INCOME	HYPOTHETICAL	HYPOTHETICAL
INTEREST RATES	PORTFOLIO	$ CHANGE	% CHANGE	PORTFOLIO	$ CHANGE	% CHANGE

	(in millions)			(in millions)

200 basis point rise	$1,856.6	(190.1)	(9.3)%	1,889.9	(229.3)	(10.8)%

100 basis point rise	1,958.4	(88.3)	(4.3)	1,998.9	(120.3)	(5.7)

Base Scenario	2,046.7	—	—	2,119.2	—	—

100 basis point decline	2,271.2	224.5	11.0	2,320.4	201.2	9.5

200 basis point decline	2,515.4	468.7	22.9	2,573.1	443.9	21.4

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This reflects significant exposure to fixed income securities containing a put feature. In total these securities represent approximately 50% and 47% of the fair market value of the total fixed income portfolio as of June 30, 2001 and December 31, 2000, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

Disclosure about Limitations of Interest Rate Sensitivity Analysis

      Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.

      Certain shortcomings are inherent in the method of analysis presented in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and changing individual issuer credit spreads.

Credit Risk

      We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchased.

      At June 30, 2001 and December 31. 2000, 97.8% and 98.4%, respectively, of our fixed income portfolio consisted of securities rated investment grade, with 2.2% and 1.6%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of June 30, 2001 and December 31, 2000, 6.2% and 5.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 4.3% and 3.4%, respectively of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a total $11.2 million at June 30, 2001 and $8.9 million at December 31, 2000 decline in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of June 30, 2001 and December 31, 2000, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $284 and $160 million, respectively, or 10.9% and 6.1%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 6.0% and 5.8%, respectively, of our investment portfolio, including cash and cash equivalents. As of June 30, 2001, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $28 million dollar decline in the fair value of the total investment portfolio.

      Included above in securities denominated in foreign currencies are Japanese yen denominated securities, which at June 30, 2001 had a U.S. dollar equivalent market value of $23 million. We previously entered into a Japanese yen forward sale contract to hedge against a fall in value of the yen denominated securities versus the U.S. dollar. The yen forward contract is for an amount of 650 million yen at a forward rate of 96.7 yen or a U.S. dollar equivalent amount of $7 million.

Accounting Standards

      In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (“FAS”) 142, “Goodwill and Other Intangible Assets”. FAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite useful life or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Those with finite useful lives will be subject to amortization and must be tested annually for impairment. FAS 142 also requires full amortization of negative goodwill at the time the pronouncement is implemented. This statement is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management is currently evaluating the impact that this statement will have on the financial position of Odyssey Re.

Part I — ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

OTHER INFORMATION

Part II — ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings incidental to their business. The Company does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

Part II — ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

d)	Information required by Item 701 of Regulation S-K:

(1)	The effective date of the Company’s first registration statement, filed on Form S-1 under the Securities Act of 1933, for which the use of proceeds information is being disclosed is June 13, 2001, and the Commission file number assigned to such registration statement is 333-57642.

(2)	The offering commenced on June 13, 2001.

(3)	N/A.

(4)	(i)	The Company completed the offering on June 19, 2001.

(ii)	The managing underwriters were: Banc of America Securities LLC and CIBC World Markets Corp.

(iii)	Common stock, $.01 par value.

(iv)	17,142,857 shares were registered and sold at an aggregate offering price of $308,571,426.

(v)	A reasonable estimate of the expenses incurred in the offering is $23,800,000. All such payments were direct payments to others.

(vi)	The net offering proceeds to the Company after deducting the total expenses described in paragraph (f)(4)(v) of this Item were approximately $284,800,000.

(vii)	In connection with the offering, payment of an aggregate of $233,500,000 was made to two affiliated corporations, TIG Insurance Corporation and ORC Holdings Inc., as partial consideration for the acquisition of Odyssey America Reinsurance Corporation and its subsidiaries. TIG Insurance Company owns approximately 59% of the Company’s outstanding common stock, ORH Holdings Inc. owns approximately 15% of the Company’s outstanding common stock. No other direct or indirect payments to others were made, and this description of the use of proceeds does not represent a material change from the use of proceeds described in the Company’s prospectus.

Part II — ITEM 5. FORWARD LOOKING STATEMENTS

      We have included in this Form 10-Q filing, and from time to time our management may make, written or oral statements which may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	risks associated with implementing our business strategies;

•	uncertainties in our reserving process;

•	failure of our reinsurers to honor their obligations;

•	actions of our competitors, including industry consolidation;

•	increased competition from alternative sources of risk management products, such as the capital markets;

•	loss of services of any of our key employees;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	changes in economic conditions, including interest rate conditions which could affect our investment portfolio.

      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in the prospectus dated June 13, 2001 relating to the Company’s registration statement on Form S-1 filed pursuant to Rule 424(b) under the Securities Act. The information appearing under “Risk Factors” except for those factors discussed under the captions “Investors will incur immediate dilution and may experience further dilution”, “There has been no prior public market for our common stock, and our stock price may be volatile and could decline significantly” and discussed in the second paragraph under the caption “If we are unable to maintain a favorable financial strength rating, it may be more difficult for us to write new business” is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a)	Exhibits 99.1 Information incorporated by reference into Part II of Form 10-Q

(b)	Reports on Form 8-K None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: August 7, 2001	/s/ Andrew A. Barnard
Andrew A. Barnard President and Chief Executive Officer

Date: August 7, 2001	/s/ Roland W. Jackson
Roland W. Jackson Executive Vice President and Chief Financial Officer