Form 10-Q
period 2001-09-30
ODYSSEY RE HOLDINGS CORP
filed 2001-11-09
CIK 1137048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15d
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
September 30, 2001	1-16535

ODYSSEY RE HOLDINGS CORP.
(Exact Name of Registrant as Specified in its Charter)
DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	6719 (Primary Standard Industrial Classification Code Number)	52-2301683 (I.R.S. Employer Identification Number)

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

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the of the latest practicable date:

Class	Number of Shares Outstanding at SEPTEMBER 30, 2001

COMMON STOCK, $.01 PAR VALUE	65,142,857

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

ITEM 5.	OTHER INFORMATION — FORWARD LOOKING STATEMENTS	29

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	30

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES
FINANCIAL INFORMATION

Part I — ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2001	2000

ASSETS Investments:

Fixed income securities, at fair value (amortized cost $2,090,035 and $2,155,361, respectively)	$2,136,680	$2,119,226

Equity securities:

Common stocks, unaffiliated, at fair value (cost $76,262 and $49,558, respectively)	66,119	54,527

Common stocks, affiliated, at equity (cost $81,831 and $81,831, respectively)	82,471	83,338

Short-term investments, at cost which approximates fair value	72,332	196,562

Other invested assets (cost $35,900 and $35,309, respectively)	34,739	33,435

Total investments	2,392,341	2,487,088

Cash and cash equivalents	262,098	154,527

Investment income due and accrued	37,824	28,436

Reinsurance balances receivable	360,103	287,587

Reinsurance recoverable on loss payments	55,349	40,973

Reinsurance recoverable on unpaid losses	1,094,832	899,629

Prepaid reinsurance premiums	38,200	31,488

Funds held by ceding insurers	56,202	46,324

Deferred acquisition costs	73,547	59,948

Current federal and foreign income taxes	8,185	12,999

Deferred federal and foreign income taxes	187,716	173,619

Other assets	80,090	31,485

Total assets	$4,646,487	$4,254,103

LIABILITIES Unpaid losses and loss adjustment expenses	$2,679,738	$2,566,396

Unearned premiums	319,538	251,031

Term notes due 2004	200,000	—

Reinsurance balances payable	91,116	61,520

Funds held under reinsurance contracts	348,366	319,249

Other liabilities	149,476	98,032

Total liabilities	3,788,234	3,296,228

STOCKHOLDERS’ EQUITY Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 and 48,000,000 shares issued and outstanding, respectively	651	480

Preferred stock, 200,000,000 shares authorized; 0 shares issued and outstanding	—	—

Additional paid-in capital	793,334	920,220

Unearned compensation	(5,732)	—

Accumulated other comprehensive income (loss), net of deferred income taxes	17,758	(17,990)

Retained earnings	52,242	55,165

Total stockholders’ equity	858,253	957,875

Total liabilities and stockholders’ equity	$4,646,487	$4,254,103

See accompanying notes. 3

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

REVENUE
Gross premiums written	$813,178	$630,933	$300,790	$225,387

Ceded premiums written	122,949	122,536	74,481	41,500

Net premiums written	690,229	508,397	226,309	183,887

Increase in unearned premiums	(62,323)	(18,202)	(6,342)	(12,794)

Net premiums earned	627,906	490,195	219,967	171,093

Net investment income	90,254	91,635	29,876	29,507

Net realized investment gains (losses)	6,868	9,020	(1,605)	11,440

Other income, net	3,163	3,374	847	1,217

Total revenue	728,191	594,224	249,085	213,257

EXPENSES
Losses and loss adjustment expenses	503,821	355,748	222,432	126,998

Acquisition costs	177,561	142,587	73,021	50,445

Other underwriting expenses	48,211	38,406	16,292	13,409

Interest expense	3,320	—	2,953	—

Total expenses	732,913	536,741	314,698	190,852

(Loss) income before income taxes	(4,722)	57,483	(65,613)	22,405

Federal and foreign income tax provision (benefit):

Current	9,452	4,773	169	(2,216)

Deferred	(12,879)	13,836	(23,847)	10,001

Total federal and foreign income tax (benefit) provision	(3,427)	18,609	(23,678)	7,785

NET (LOSS) INCOME	$(1,295)	$38,874	$(41,935)	$14,620

BASIC
Weighted average shares outstanding	54,686,994	48,000,000	64,748,160	48,000,000

(Loss) earnings per share	$(0.02)	$0.81	$(0.65)	$0.30

DILUTED
Weighted average shares outstanding	54,686,994	48,000,000	64,748,160	48,000,000

(Loss) earnings per share	$(0.02)	$0.81	$(0.65)	$0.30

COMPREHENSIVE INCOME
Net (loss) income	$(1,295)	$38,874	$(41,935)	$14,620

Other comprehensive income, net of tax	35,748	81,823	45,710	45,264

Comprehensive income	$34,453	$120,697	$3,775	$59,884

See accompanying notes. 4

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2000

COMMON STOCK
Balance, beginning of period	$480	$480

Proceeds from offering	171	—

Balance, end of period	651	480

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	920,220	874,350

Net effect of acquisition of Odyssey America	(411,500)	—

Proceeds from offering, net of expenses	284,614	—

Balance, end of period	793,334	874,350

UNEARNED COMPENSATION
Balance, beginning of period	—	—

Issuance of restricted stock	(6,915)	—

Net increase during period	1,183	—

Balance, end of period	(5,732)	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	(17,990)	(153,868)

Net increase during the period	35,748	81,823

Balance, end of period	17,758	(72,045)

RETAINED EARNINGS
Balance, beginning of period	55,165	85,374

Net (loss) income	(1,295)	38,874

Dividends to stockholders	(1,628)	(35,000)

Balance, end of period	52,242	89,248

TOTAL STOCKHOLDERS’ EQUITY	$858,253	$892,033

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of period	48,000,000	48,000,000

Issued during period	17,142,857	—

Balance, end of period	65,142,857	48,000,000

See accompanying notes.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
(IN THOUSANDS)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2000

OPERATING ACTIVITIES
Net (loss) income	$(1,295)	$38,874

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Reinsurance balances and funds held, net	(38,059)	(20,661)

Unearned premiums	61,795	16,463

Unpaid losses and loss adjustment expenses	(81,861)	(151,795)

Federal and foreign income taxes	(7,981)	29,511

Other assets and liabilities, net	(9,060)	426

Deferred acquisition costs	(13,599)	(11,702)

Net realized investment gains	(6,868)	(9,020)

Bond premium amortization, net	(416)	(10,319)

Net cash used in operating activities	(97,344)	(118,223)

INVESTING ACTIVITIES
Maturities of fixed income securities	624	4,013

Sales of fixed income securities	323,152	439,578

Purchases of fixed income securities	(265,147)	(270,734)

Sales of equity securities	17,746	44,188

Purchases of equity securities	(42,101)	(17,681)

Change in other invested assets	(3,875)	(325)

Decrease in short-term investments	124,231	69,640

Net cash provided by investing activities	154,630	268,679

FINANCING ACTIVITIES
Net proceeds from public offering	51,285	—

Loan receivable	(1,000)	—

Dividends	—	(35,000)

Net cash provided by (used in) financing	50,285	(35,000)

Increase in cash and cash equivalents	107,571	115,456

Cash and cash equivalents, beginning of period	154,527	134,330

Cash and cash equivalents, end of period	$262,098	$249,786

      The Company issued $200.0 million in term notes in June 2001 (see Note 6).

See accompanying notes.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

      Odyssey Re Holdings Corp.’s (the “Company” or “OdysseyRe”) consolidated balance sheets as of September 30, 2001 and December 31, 2000, consolidated statements of operations and comprehensive income for the nine months and three months ended September 30, 2001 and 2000 and consolidated statements of stockholders’ equity and cash flows for the nine months ended September 30, 2001 and 2000, include all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the results on an interim basis. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The results for the nine months and three months ended September 30, 2001 and 2000, are not necessarily indicative of the results for a full year.

      OdysseyRe was incorporated on March 21, 2001 to serve as the holding company for Odyssey America Reinsurance Corporation (“Odyssey America”) and its subsidiaries, Odyssey Reinsurance Corporation (“ORC”), TIG Re UK Holdings Corporation, Newline Underwriting Management Limited (“Newline”) and Hudson Insurance Company (“Hudson”). On June 14, 2001, the Company sold 17,142,857 shares of its common stock in an initial public offering (the “offering”). In connection with the offering, all the outstanding shares of Odyssey America were acquired by the Company from subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), the Company’s ultimate majority shareholder, for aggregate consideration of $988.8 million, consisting of $233.5 million in cash, $200.0 million in term notes and 48 million shares of the Company’s common stock. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become the Company’s historical financial information and the financial statements as of December 31, 2000, have been restated to reflect the re-capitalization as though it occurred at the beginning of the period. The Company retained $51.3 million of the net proceeds from the offering. In connection with the offering, under the OdysseyRe Restricted Share Plan, the Company granted restricted shares, which have been purchased on the open market, of its stock to various executives and employees, and grants of Fairfax restricted shares were converted to the Company’s restricted shares. A total of 394,697 restricted shares have been granted under the Restricted Share Plan. These grants were valued at their fair market value at the time of each grant. Compensation expense, in connection with the grants, of $2.3 million and $0.2 million has been recognized for the nine months and three months ended September 30, 2001, respectively, and will continue to be expensed over the vesting period.

      As a result of the offering, the Company and its subsidiaries will file a consolidated tax return. Prior to the offering, Odyssey America was part of the Fairfax Inc. U.S. consolidated tax return. For financial statement purposes, taxes are computed for Odyssey America on a separate company basis. Accordingly, for financial statement purposes, net operating loss carryovers and alternative minimum tax (“AMT”) credit carryovers are also determined and maintained on a separate company basis. Deconsolidation of Odyssey America from the Fairfax Inc. U.S. consolidated tax group occurred upon completion of the offering, as the interest of Fairfax Inc. in Odyssey America dropped below 80%. Under Federal tax rules, at the point of deconsolidation, Odyssey America was allocated a $106 million net operating loss carry over resulting in a tax benefit of $37 million and a $15 million AMT credit carryover which it will take into the new consolidated tax group. The net impact on the deferred tax asset is an increase of $22 million, which has been recorded as additional paid in capital at June 14, 2001, the date of the completion of the offering.

      On September 28, 2001, the Company’s board of directors declared a quarterly cash dividend of $0.025 per share. The total dividend of approximately $1.6 million, was paid on October 30, 2001 to all shareholders of record as of October 15, 2001.

2.   EVENTS OF SEPTEMBER 11, 2001

      The Company, through a review of its reinsurance contracts, has evaluated and estimated its exposure arising from the events of September 11, 2001 (“events of September 11th”). The estimate included in the Company’s consolidated statements of operations for the nine months and three months ended September 30, 2001, reflects a gross underwriting loss of $171.7 million and a net pre-tax underwriting loss of $80.8 million which is comprised of a reduction to net premiums written and earned of $10.4 million, an increase to losses and loss adjustment expenses of $64.4 million and an increase to acquisition costs of $6.0 million. The after tax loss is $52.5 million. The Company’s estimate is based on the most recent information currently available, however, as additional information becomes available such estimate could be revised, potentially resulting in further adverse effects to the Company. Considerable time will be required before more accurate estimates can be made. With respect to the ceded underwriting loss of $90.9 million, the reinsurance recoverable is with highly rated reinsurers and the Company does not foresee any potential credit risks.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.   ACCUMULATED OTHER COMPREHENSIVE INCOME

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the nine month and three month periods ended September 30, 2001 and 2000 (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Beginning balance of accumulated other comprehensive loss	$(17,990)	$(153,868)	$(27,952)	$(117,309)

Beginning balance of foreign currency translation adjustments	2,480	2,000	(2,989)	2,409

Ending balance of foreign currency translation adjustments	(5,698)	2,629	(5,698)	2,629

Current period change in foreign currency translation adjustments	(8,178)	629	(2,709)	220

Beginning balance of unrealized net losses on securities	(20,470)	(155,868)	(24,963)	(119,718)

Ending balance of unrealized net gains (losses) on securities	23,456	(74,674)	23,456	(74,674)

Current period change in unrealized net (losses) gains on securities	43,926	81,194	48,419	45,044

Current period change in accumulated other comprehensive income	35,748	81,823	45,710	45,264

Ending balance of accumulated other comprehensive income (loss)	$17,758	$(72,045)	$17,758	$(72,045)

      The components of comprehensive income (loss) for the nine months and three months ended September 30, 2001 and 2000 are in the following table (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net (loss) income	$(1,295)	$38,874	$(41,935)	$14,620

Other comprehensive income (loss), before tax:

Foreign currency translation adjustment	(12,582)	968	(3,872)	339

Unrealized gains on securities arising during period	74,582	84,396	74,304	25,691

Less: reclassification adjustment for realized (losses) gains included in net income	(7,003)	40,518	188	43,607

Other comprehensive income, before tax	54,997	125,882	70,620	69,637

Tax benefit (expense) from foreign currency translation	4,404	(339)	1,163	(119)

Tax expense from unrealized gains arising during the period	(26,104)	(29,539)	(26,007)	(8,992)

Tax benefit from realized (losses) gains included in net income	2,451	(14,181)	(66)	(15,262)

Total tax expense	(19,249)	(44,059)	(24,910)	(24,373)

Other comprehensive income, net of tax	35,748	81,823	45,710	45,264

Comprehensive income	$34,453	$120,697	$3,775	$59,884

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   EARNINGS PER SHARE

      Prior to the offering, 48 million shares of the Company’s common stock were outstanding. For purposes of calculating weighted average shares outstanding during the nine months and three months ended September 30, 2001 and 2000, it has been assumed that the Company had 48 million shares outstanding during 2000 and from January 1, 2001 to June 14, 2001, the date of the offering. As a result of the offering, there are 65.1 million shares of common stock outstanding as of September 30, 2001. Inclusion of the restricted common stock granted under the OdysseyRe Restricted Share Plan would have an anti-dilutive effect on the diluted earnings per share (i.e. the diluted earnings per share would be greater than the basic earnings per share), accordingly, such shares were excluded from the calculation of diluted earnings per share. Net (loss) income for the nine months and three months ended September 30, 2001 and 2000 per common share has been computed in the following table based upon weighted average common shares outstanding.

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net (loss) income (in thousands)	$(1,295)	$38,874	$(41,935)	$14,620

Weighted average common shares outstanding — basic	54,686,994	48,000,000	64,748,160	48,000,000

Effect of dilutive shares	—	—	—	—

Weighted average shares outstanding-dilutive	54,686,994	48,000,000	64,748,160	48,000,000

Net (loss) income per common shares:

Basic	$(0.02)	$0.81	$(0.65)	$0.30

Diluted	$(0.02)	$0.81	$(0.65)	$0.30

5.   CONTINGENCIES

      Through its subsidiary, TIG Re UK Holdings Corporation, Odyssey America became a limited liability participant in the Lloyd’s of London (“Lloyd’s”) market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit in favor of the Society and Council of Lloyd’s. As of September 30, 2001, the letter of credit was 57.5 million British sterling pounds ($84.5 million) and was collateralized by $95.6 million of Odyssey America’s investment securities. The letter of credit effectively secures the future contingent obligations of Odyssey America should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit.

      Odyssey America and its subsidiaries have been named as defendants in various legal actions in the ordinary course of business. In management’s opinion, the outcome of the suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations or cash flow of the Company or its subsidiaries.

6.   LONG TERM DEBT

      In conjunction with its acquisition of Odyssey America and its subsidiaries, the Company issued $200 million of three-year term notes to subsidiaries of Fairfax. The notes have a three year term with annual principal payments of $66.7 million due on June 30 of each year beginning June 30, 2002. The notes pay interest quarterly at a rate of 225 basis points over the three month London Interbank Offered Rate (LIBOR). Interest expense of $3.3 million and $3.0 million for the nine months and three months ended September 30, 2001, respectively, has been reflected in the statement of operations. The Company retains the right to repay the notes at any time without bonus or penalty. The term notes contain certain covenants, which include, among other things, restrictions on the Company’s ability to incur indebtedness and liens and restrictions on the Company’s ability to enter into a merger.

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

      Activity in the liability for unpaid losses and loss adjustment expenses for the nine months and three months ended September 30, 2001 and 2000 follows (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Gross unpaid losses and loss adjustment expenses, beginning of period	$2,566,396	$2,569,895	$2,524,128	$2,537,650

Less ceded unpaid losses and loss adjustment expenses, beginning of period	899,629	738,368	945,874	812,195

Net unpaid losses and loss adjustment expenses, beginning of period	1,666,767	1,831,527	1,578,254	1,725,455

Losses and loss adjustment expenses incurred related to:

Current year	501,011	350,819	222,352	122,855

Prior years	2,810	4,929	80	4,143

Total losses and loss adjustment expenses incurred	503,821	355,748	222,432	126,998

Losses and loss adjustment expenses paid related to:

Current year	58,073	36,436	26,741	13,769

Prior years	527,477	471,107	189,595	158,952

Total paid losses and loss adjustment expenses	585,550	507,543	216,336	172,721

Effects of exchange rate changes	(132)	—	556	—

Net unpaid losses and loss adjustment expenses, end of period	1,584,906	1,679,732	1,584,906	1,679,732

Add ceded unpaid losses and loss adjustment expenses, end of period	1,094,832	817,598	1,094,832	817,598

Gross unpaid losses and loss adjustment expenses, end of period	$2,679,738	$2,497,330	$2,679,738	$2,497,330

8.   ASBESTOS AND ENVIRONMENTAL LOSS AND LOSS ADJUSTMENT EXPENSES

      Through its operating subsidiaries, the Company has exposure to asbestos and environmental pollution claims. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies primarily in connection with general liability insurance policies issued by such cedants. The Company’s estimate of its ultimate liability for such exposures includes case basis reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company’s dedicated asbestos and environmental claims unit based on claims audits of cedants. The provision for liabilities incurred but not reported is established based on various methods such as loss development, market share, frequency and severity.

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

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

ASBESTOS

Gross unpaid losses and loss adjustment expenses, beginning of period	$205,633	$118,242	$219,366	$136,633

Less ceded unpaid losses and loss adjustment expenses, beginning of period	176,149	88,758	189,882	107,149

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484	29,484	29,484

Net losses and loss adjustment expenses incurred	—	—	—	—

Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484	29,484	29,484

Add ceded unpaid losses and loss adjustment expenses, end of period	178,738	102,302	178,738	102,302

Gross unpaid losses and loss adjustment expenses, end of period	$208,222	$131,786	$208,222	$131,786

ENVIRONMENTAL

Gross unpaid losses and loss adjustment expenses, beginning of period	$53,439	$44,594	$55,574	$46,652

Less ceded unpaid losses and loss adjustment expenses, beginning of period	21,302	12,457	23,437	14,515

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137	32,137	32,137

Net losses and loss adjustment expenses incurred	—	—	—	—

Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137	32,137	32,137

Add ceded unpaid losses and loss adjustment expenses, end of period	32,689	13,607	32,689	13,607

Gross unpaid losses and loss adjustment expenses, end of period	$64,826	$45,744	$64,826	$45,744

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.   SEGMENT REPORTING

      The Company’s business is managed through three divisions: the Americas, EuroAsia and Newline Syndicate, which have geographically distinct regions of operation. Each division provides customized treaty, facultative and program insurance and reinsurance primarily through professional reinsurance brokerage firms. The Americas division is comprised of Odyssey America’s U.S. operations and its Canadian and Latin American branch offices. The U.S. operations primarily write treaty property, general casualty, specialty casualty, primary insurance through Hudson, and facultative casualty business. Treaty property business is written through the Canadian and Latin American branches. The EuroAsia division, which was formed in late 2000, is comprised of branch offices in Paris, Cologne, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s wholly owned syndicate, Newline, operates on the Lloyd’s insurance exchange and is operated as a separate division. Newline primarily writes casualty business and financial lines. The financial results of these divisions for the three months and nine months ended September 30, 2001 and September 30, 2000 are as follows (in thousands):

Three months ended September 30, 2001	Americas	EuroAsia	Newline	Total

Gross premiums written	$229,690	$57,230	$13,870	$300,790

Net premiums written	$167,044	$50,218	$9,047	$226,309

Net premiums earned	$163,848	$30,978	$25,141	$219,967

Losses and loss adjustment expenses	162,090	30,506	29,836	222,432

Acquisition costs and other underwriting expenses	68,828	11,058	9,427	89,313

Total underwriting deductions	230,918	41,564	39,263	311,745

Underwriting loss	$(67,070)	$(10,586)	$(14,122)	(91,778)

Net investment income				29,876

Net realized investment loss				(1,605)

Other income, net				847

Interest expense				(2,953)

Loss before income taxes				$(65,613)

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	98.9%	98.5%	118.7%	101.1%

Acquisition costs and other underwriting expenses	42.0	35.7	37.5	40.6

Combined ratio	140.9%	134.2%	156.2%	141.7%

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Three months ended September 30, 2000	Americas	EuroAsia	Newline	Total

Gross premiums written	$188,888	$—	$36,499	$225,387

Net premiums written	$150,544	$—	$33,343	$183,887

Net premiums earned	$145,109	$—	$25,984	$171,093

Losses and loss adjustment expenses	106,546	—	20,452	126,998

Acquisition costs and other underwriting expenses	54,251	—	9,603	63,854

Total underwriting deductions	160,797	—	30,055	190,852

Underwriting loss	$(15,688)	$—	$(4,071)	(19,759)

Net investment income				29,507

Net realized investment gains				11,440

Other income, net				1,217

Income before income taxes				$22,405

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	73.4%	—	78.7%	74.2%

Acquisition costs and other underwriting expenses	37.4	—	37.0	37.3

Combined ratio	110.8%	—	115.7%	111.5%

Nine months ended September 30, 2001	Americas	EuroAsia	Newline	Total

Gross premiums written	$598,534	$124,853	$89,791	$813,178

Net premiums written	$506,088	$110,708	$73,433	$690,229

Net premiums earned	$484,252	$81,389	$62,265	$627,906

Losses and loss adjustment expenses	384,336	66,370	53,115	503,821

Acquisition costs and other underwriting expenses	175,412	24,920	25,440	225,772

Total underwriting deductions	559,748	91,290	78,555	729,593

Underwriting loss	$(75,496)	$(9,901)	$(16,290)	(101,687)

Net investment income				90,254

Net realized investment gains				6,868

Other income, net				3,163

Interest expense				(3,320)

Loss before income taxes				$(4,722)

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	79.4%	81.5%	85.3%	80.2%

Acquisition costs and other underwriting expenses	36.2	30.6	40.9	36.0

Combined ratio	115.6%	112.1%	126.2%	116.2%

ODYSSEY RE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Nine months ended September 30, 2000	Americas	EuroAsia	Newline	Total

Gross premiums written	$544,283	$—	$86,650	$630,933

Net premiums written	$432,649	$—	$75,748	$508,397

Net premiums earned	$441,131	$—	$49,064	$490,195

Losses and loss adjustment expenses	318,431	—	37,317	355,748

Acquisition costs and other underwriting expenses	160,793	—	20,200	180,993

Total underwriting deductions	479,224	—	57,517	536,741

Underwriting loss	$(38,093)	$—	$(8,453)	(46,546)

Net investment income				91,635

Net realized investment gains				9,020

Other income, net				3,374

Income before income taxes				$57,483

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	72.2%	—	76.1%	72.6%

Acquisition costs and other underwriting expenses	36.5	—	41.2	36.9

Combined ratio	108.7%	—	117.3%	109.5%

      The Company does not maintain separate balance sheet data for each of its subsidiaries’ operating segments. Accordingly, the Company does not review and evaluate the financial results of these operating segments based upon balance sheet data. Each division is evaluated strictly on its underwriting performance. The business written and the experience of the Americas division include the activities of its United States, Latin American and Canadian branch offices. For calendar year 2000 and prior, the London Branch activity is included in the results of the Americas division. The EuroAsia division was formed during 2000 and includes business written from its Paris and Singapore branches and also includes the business written by the London Branch for underwriting year 2001 and subsequent business. The Newline division refers to the business written and the experience of the Newline Syndicate at Lloyd’s.

10.   ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) 142, “Goodwill and Other Intangible Assets”. FAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. In addition, in June 2001, the FASB issued FAS 141, “Business Combinations” which requires full amortization of negative goodwill at the time the pronouncement is implemented. These statements are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the financial position of the Company.

Part I — ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      OdysseyRe was incorporated on March 21, 2001 to serve as the holding company for Odyssey America Reinsurance Corporation (“Odyssey America”) and its subsidiaries, Odyssey Reinsurance Corporation (“ORC”), TIG Re UK Holdings Corporation, Newline Underwriting Management Limited (“Newline”) and Hudson Insurance Company (“Hudson”). On June 14, 2001, OdysseyRe sold 17,142,857 shares of its common stock in an initial public offering. In connection with this offering, all of the outstanding shares of Odyssey America were acquired by the Company from subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), OdysseyRe’s ultimate majority shareholder, for an aggregate consideration of $988.8 million, consisting of $233.5 million in cash, $200 million in term notes and 48 million shares of OdysseyRe’s common stock. The acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become OdysseyRe’s historical financial information and the financial statements as of December 31, 2000, have been restated to reflect the re-capitalization as though it occurred at the beginning of the period.

      Through our operating subsidiaries, principally Odyssey America, we are a leading U.S. based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace.

      Throughout 2001 we have experienced growth opportunities in a number of areas, evidenced by our increase in gross premiums written of $182.3 million, or 28.9%, to $813.2 million for the nine months ended September 30, 2001 from $630.9 million for the nine months ended September 30, 2000. As a result of prolonged soft market conditions and a series of catastrophic events, both in the United States and globally, trading conditions for our Company have been improving and we have opportunistically expanded in certain classes of business and in certain geographic regions. Substantial expansion has occurred in the accident and health business as well as selected automobile and property lines. Internationally, our growth is principally derived from the business previously written by a Fairfax subsidiary, Compagnie Transcontinentale de Réassurance (“CTR”). Our non-U.S. operations, including our Lloyds operations, now account for 26% of our premium volume.

      Due to the improved pricing environment and our continued focus on underwriting discipline, our underwriting results, excluding the effects of the tragic events of September 11th, have significantly improved. Excluding these events, our combined ratio for the nine months ended September 30, 2001 improved by 6.3 percentage points to 103.2% from the 109.5% reported for the comparable period last year. This improvement is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business. During the third quarter of 2001, in addition to incurring the effects of the events of September 11th, other notable catastrophes, for which we established additional catastrophe provisions of $7 million, included Typhoon Nari, Hurricane Juliette and the Toulouse explosion.

      The Company, through a review of its reinsurance contracts, has evaluated and estimated its exposure arising from the events of September 11, 2001 (“events of September 11th”). The estimate, included in our consolidated statements of operations for the nine months and three months ended September 30, 2001, reflects a gross underwriting loss of $171.7 million and a net pre-tax underwriting loss of $80.8 million which is comprised of a reduction to net premiums written and earned of $10.4 million, an increase to net losses and loss adjustment expenses of $64.4 million and an increase to acquisition costs of $6.0 million. The net after tax loss is $52.5 million. Our estimate is based on the most recent information currently available, however, as additional information becomes available such estimate could be revised, potentially resulting in further adverse effects. Considerable time will be required before more accurate estimates can be made. With respect to the ceded underwriting loss of $90.9 million, the reinsurance recoverable is with highly rated reinsurers and we do not foresee any potential credit risks.

      Our results excluding the events of September 11th for the nine months and three months ended September 30, 2001 are as follows (in thousands):

	Nine Months	Three Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Gross premiums written	$797,599	$285,211

Net premiums written	$700,641	$236,722

Net premiums earned	$638,315	$230,375

Losses and loss adjustment expenses	439,462	158,073

Acquisition costs and other underwriting expenses	219,773	83,314

Total underwriting deductions	659,235	241,387

Underwriting loss	$(20,920)	$(11,012)

UNDERWRITING RATIOS:

Losses and loss adjustment expenses	68.8%	68.6%

Acquisition costs and other underwriting expenses	34.4	36.2

Combined ratio	103.2%	104.8%

      We operate our business through three divisions, the Americas, EuroAsia and Newline Syndicate, which are based principally on geographic regions.

      The Americas is our largest division, accounting for $598.5 million, or 73.6%, of our gross premiums written for the nine months ended September 30, 2001. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative reinsurance in South America, as well as, to a limited extent, primary business in the United States through Hudson, our insurance subsidiary. The Americas division is comprised of four units, the United States, Canada, Latin America and the London Branch for business incepting prior to 2001, and six offices located, in Stamford, New York City, Mexico City, Miami, Santiago and Toronto. Gross premiums written by the United States unit for the nine months ended September 30, 2001 was $517.1 million, an increase of $66.1 million, or 14.7%, compared to the nine months ended September 30, 2000. Gross premiums written by the Latin American unit for the nine months ended September 30, 2001 was $46.2 million, an increase of $24.8 million, or 115.9%, compared to $21.4 million for the nine months ended September 30, 2000. The Canadian unit had gross written premium of $12.4 million for the nine months ended September 30, 2001, an increase of $6.6 million, or 113.8% compared to $5.8 million for the nine months ended September 30, 2000. The net increases are due mainly to increased pricing both at the insurance and reinsurance levels. The London Branch unit had gross premiums written of $22.8 million for the nine months ended September 30, 2001, a decrease of $43.3 million compared to $66.1 million for the nine months ended September 30, 2000. The London Branch decrease is due to the re-alignment of our business across geographic regions. Business previously written by the London Branch unit is being written through the Newline Syndicate division, effective July 2000, and through the EuroAsia division effective January 2001.

      The EuroAsia division was formed in 2000 as part of the realignment of our business across geographic regions. EuroAsia operates out of six offices, with principal offices in Paris and Singapore. The EuroAsia division is comprised of renewal business previously written through CTR, new business produced by the division and property business previously written in the London Branch unit of the Americas.

      For the nine months ended September 30, 2001, the EuroAsia division had gross premiums written of $124.9 million or 15.4% of the total. The EuroAsia division premiums are geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of the international rate increases in creating new market opportunities and successfully completing renewals for the pre-existing CTR business where pricing or terms were favorably re-negotiated.

      The Newline Syndicate division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline which in turn owns and manages Syndicate 1218. We believe that we derive substantial benefits from our Lloyd’s membership, including strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The Newline Syndicate writes reinsurance and insurance business worldwide through brokers, generating $89.8 million, or 11.0% of our gross premiums written for the nine months ended September 30, 2001. The increase in gross premium written of 3.6% compared to $86.7 million for the nine months ended September 30, 2000 was mainly in financial lines, international casualty, marine and aerospace.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the addition of loss and loss adjustment expenses incurred as a percent of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percent of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio for the three months ended September 30, 2001, which includes the effects of the events of September 11th, was 141.7% up from 111.5% for the three months ended September 30, 2000. Excluding the effects of the events of September 11th, the combined ratio for the three months ended September 30, 2001 was 104.8%. Our combined ratio for the nine months ended September 30, 2001, which includes the effects of the events of September 11th, was 116.2%, up from 109.5% for the nine months ended September 30, 2000. Excluding the effects of the events of September 11th, the combined ratio for the nine months ended September 30, 2001 was 103.2%. The nine months and three months ended September 30, 2001 were significantly impacted by the events of September 11th, as previously discussed, and specifically affect the following items as described below.

      For the nine months ended September 30, 2001 and 2000, our gross premiums written were $813.2 million and $630.9 million, respectively. For the nine months ended September 30, 2001 and 2000 our net premiums written were $690.2 million and $508.4 million, respectively, and our net loss was $1.3 million, which includes a loss of $52.5 million related to the events of September 11th, and net income was $38.9 million, respectively. For the three months ended September 30, 2001 and 2000, our gross premiums written were $300.8 million and $225.4 million, respectively and our net premiums written were $226.3 million and $183.9 million, respectively. We incurred a net loss of $41.9 million which includes a loss of $52.5 million related to the events of September 11th, for the three months ended September 30, 2001 and net income of $14.6 million for the three months ended September 30, 2000. As of September 30, 2001, we had total assets of $4.6 billion and total stockholders’ equity of $858.3 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      GROSS PREMIUMS WRITTEN. Gross premiums written for the three months ended September 30, 2001 increased by $75.4 million, or 33.5%, to $300.8 million from $225.4 million for the three months ended September 30, 2000. Excluding premium adjustments related to the effects of the events of September 11th, gross premiums written for the three months ended September 30, 2001 were $285.2 million. The additional premiums recorded as a result of the events of September 11th are directly related to adjustment premiums under certain property catastrophe contracts, which are contractually due, to reinstate the contract’s loss limit, subsequent to a loss occurrence related to that agreement. The increase in premium volume is attributable to increases in the EuroAsia division of $57.2 million, and in the Americas division of $40.8 million, or 21.6%, offset by a decrease in the Newline Syndicate of $22.6 million, or 61.9%.

      The increase in the Americas division is attributable to increases in the United States unit of $45.6 million, or 29.3%, the Latin America unit of $12.6 million or 206.6%, and the Canadian Branch of $4.4 million or 314.3%. These increases were partially offset by a decrease in the London Branch of $21.8 million, or 83.8%. Excluding amounts written through the London Branch, gross premiums written in the Americas division increased by $62.6 million, or 38.4%. Gross premiums written of $8.0 million related to the events of September 11th are included in the Americas division for the three months ended September 30, 2001.

      EuroAsia division’s gross premiums written for the three months ended September 30, 2001 were $57.2 million, consisting of international reinsurance business primarily derived through new market opportunities and the business previously written through CTR. This division was not significantly active during the third quarter of 2000. Gross premiums written of $4.0 million related to the events of September 11th are included in the EuroAsia division for the three months ended September 30, 2001.

      The decrease in the Newline Syndicate division is attributable to the discontinuance of North American Casualty Treaty business during 2001. Gross premiums written of $3.6 million related to the events of September 11th are included in the Newline Syndicate division for the three months ended September 30, 2001.

      CEDED PREMIUMS WRITTEN. Ceded premiums written for the three months ended September 30, 2001 increased by $33.0 million, or 79.5%, to $74.5 million from $41.5 million for the three months ended September 30, 2000. The increase in ceded premiums is primarily attributable to $26.0 million of reinstatement premiums due to other reinsurers who provide us with catastrophe protection for claims relating to the events of September 11th.

      NET PREMIUMS WRITTEN. Net premiums written for the three months ended September 30, 2001 increased by $42.4 million, or 23.1%, to $226.3 million from $183.9 million for the three months ended September 30, 2000 reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written. Net premiums written have been reduced by $10.4 million related to the events of September 11th.

      NET PREMIUMS EARNED. Net premiums earned for the three months ended September 30, 2001 increased by $48.9 million, or 28.6%, to $220.0 million from $171.1 million for the three months ended September 30, 2000. The increase in unearned premium reserves of $6.3 million in the third quarter 2001, as compared to an increase in unearned premium reserves of $12.8 million in the third quarter of 2000, is associated with the increase in net premiums written. Net premiums earned have been reduced by $10.4 million related to the events of
September 11th.

      NET INVESTMENT INCOME. Net investment income for the three months ended September 30, 2001 increased by $0.4 million, or 1.4%, to $29.9 million from $29.5 million for the three months ended September 30, 2000. Net investment yield for the three months ended September 30, 2001 was 4.5% on an annualized basis, compared to 4.3% for the comparable period in 2000.

      NET REALIZED INVESTMENT GAINS (LOSSES). Net realized investment losses for the three months ended September 30, 2001 were $1.6 million compared to a net realized gain of $11.4 million for the three months ended September 30, 2000. The net realized loss is primarily from our fixed income securities, which generated a loss of $1.8 million in the third quarter of 2001. The net realized gain in the third quarter 2000 is primarily from the sale of equity securities which generated a gain of $12.2 million.

      OTHER INCOME, NET. Other income, net is comprised of amortization of positive and negative goodwill and other income or expense items. The total of other income, net for the three months ended September 30, 2001 was $0.8 million compared to $1.2 million for the three months ended September 30, 2000.

      The major component of other income, net, is the amortization of goodwill which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, or $2.1 million for the three months ended September 30, 2001 and September 30, 2000, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period of $2.5 million per year, or $0.6 million for the three months ended September 30, 2001 and September 30, 2000.

      LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses for the three months ended September 30, 2001 were $222.4 million compared to $127.0 million for the three months ended September 30, 2000, an increase of $95.4 million, or 75.1%. The loss and loss adjustment expense ratio for the three months ended September 30, 2001 was 101.1% compared to 74.2% for the three months ended September 30, 2000.

      Excluding the effects of the events of September 11th, the loss and loss adjustment expense ratio decreased for the three months ended September 30, 2001 to 68.6% from 74.2% for the three months ended September 30, 2000. The improved loss and loss adjustment expense ratio reflects the general improvements in primary and reinsurance pricing.

      ACQUISITION COSTS. Acquisition costs for the three months ended September 30, 2001 were $73.0 million compared to $50.4 million for the three months ended September 30, 2000. The resulting acquisition ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 33.2% for the three months ended September 30, 2001 compared to 29.5% for the three months ended September 30, 2000. Excluding the effects of the events of September 11th, acquisition costs for the three months ended September 30, 2001 were $67.0 million and the resulting acquisition ratio was 29.1%. A decrease in acquisition expense ratio of 0.4 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business, while the increase in acquisition costs are commensurate with our premium growth.

      OTHER UNDERWRITING EXPENSES. Other underwriting expenses for the three months ended September 30, 2001 were $16.3 million compared to $13.4 million for the three months ended September 30, 2000. The other underwriting expense ratio, expressed as a percent of premiums earned, was 7.4% for the three months ended September 30, 2001, compared to 7.8% for the three months ended September 30, 2000.

      The increase in other underwriting expenses for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 is largely attributable to costs associated with the establishment of our EuroAsia division branch offices during 2001.

      INTEREST EXPENSE. The Company incurred interest expense related to the term notes issued in June 2001 of $3.0 million for the three months ended September 30, 2001.

      COMBINED RATIO. Our combined ratio, which is the sum of the loss and the acquisition ratio and other underwriting expense ratio, increased from 111.5% combined ratio for the three months ended September 30, 2000 to 141.7% for the three months ended September 30, 2001. Excluding the effects of the events of September 11th, our combined ratio improved to 104.8% for the three months ended September 30, 2001 from 111.5% for three months ended September 30, 2000 due to the improving conditions in the primary and reinsurance segments of the industry.

      FEDERAL AND FOREIGN INCOME TAX PROVISION. The federal and foreign income tax provision for the three months ended September 30, 2001 decreased by $31.5 million, to a tax benefit of $23.7 million compared to a tax provision of $7.8 million for the three months ended September 30, 2000. Excluding the effects of the events of September 11th, the federal and foreign income tax provision for the three months ended September 30, 2001 would have been $4.6 million compared to $7.8 million for the three months ended September 30, 2000.

      The effective tax rate for the three months ended September 30, 2001 was 36.1% compared to 34.8% for the three months ended September 30, 2000. The increase in the effective tax rate was primarily due to the events of September 11th and a difference in the period to period change in the value of the discount amortization of our fixed income securities. Excluding the effects of the events of September 11th, the effective tax rate for the three months ended September 30, 2001 was 30.3% compared to 34.7% for the three months ended September 30, 2000.

      NET INCOME. The net loss for the three months ended September 30, 2001 was $41.9 million, compared to net income of $14.6 million for the three months ended September 30, 2000. Excluding the effects of the events of September 11th, net income for the three months ended September 30, 2001 decreased by $4.0 million, or 27.4% to $10.6 million from $14.6 million for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

      GROSS PREMIUMS WRITTEN. Gross premiums written for the nine months ended September 30, 2001 increased by $182.3 million, or 28.9%, to $813.2 million from $630.9 million for the nine months ended September 30, 2000. Excluding premium adjustments related to the effects of the events of September 11th, gross premiums written for the nine months ended September 30, 2001 were $797.6 million. The increase in premium volume is attributable to increases in the Americas division of $54.3 million, or 10.0%, the Newline Syndicate of $3.1 million, or 3.6% and the EuroAsia division of $124.9 million.

      The increase in premiums in the Americas division is comprised of an increase in treaty property business of $35.3 million, an increase in general casualty business of $41.5 million, an increase in the Latin American unit business of $24.8 million, an increase in primary insurance activities of $21.3 million and an increase in facultative business of $6.1 million. These increases are attributable to improved pricing in general and specifically to certain classes of business that were substantially affected by poor industry fundamentals during the past few years. Premiums decreased in the London branch business by $43.3 million due to the transfer of business into Newline and treaty casualty business by $48.7 million in classes where pricing has not yet improved to a level of adequate profitability. Gross premiums written of $8.0 million related to the events of September 11th are included in the Americas division for the nine months ended September 30, 2001.

      The EuroAsia division’s gross premiums written for the nine months ended September 30, 2001 were $124.9 million, consisting of international reinsurance business primarily derived through new market opportunities and the business previously written through CTR. This division was not active during the nine months ended September 30, 2000. Gross premiums written of $4.0 million related to the events of September 11th are included in the EuroAsia division for the nine months ended September 30, 2001.

      The Newline Syndicate division’s premium increase of $3.1 million is comprised of increases in marine and aerospace business of $6.6 million and international casualty business of $7.2 million, both categories previously written by the London Branch, and financial lines of $7.9 million. These increases were partially offset by a decrease in the North American casualty business of $6.1 million and the North American Binding Authority of $16.0 million. Gross premiums written of $3.6 million related to the events of September 11th, are included in the Newline Syndicate division for the nine months ended September 30, 2001.

      CEDED PREMIUMS WRITTEN. Ceded premiums written for the nine months ended September 30, 2001 increased by $0.4 million, or 0.3%, to $122.9 million from $122.5 million for the nine months ended September 30, 2000. The increase in ceded premiums written was primarily attributable to $26.0 million of ceded premiums relating to the events of September 11th offset by higher amounts of premiums retained under our reinsurance contracts and reductions in amounts ceded to our aggregate excess of loss contracts.

      NET PREMIUMS WRITTEN. Net premiums written for the nine months ended September 30, 2001 increased by $181.8 million, or 35.8%, to $690.2 million from $508.4 million for the nine months ended September 30, 2000. Net premiums written represents gross premiums written less ceded premiums written and is directly influenced by the items described in the preceding sections. Net premiums written for the nine months ended September 30, 2001 have been decreased by $10.4 million related to the events of September 11th.

      NET PREMIUMS EARNED. Net premiums earned for the nine months ended September 30, 2001 increased by $137.7 million, or 28.1%, to $627.9 million from $490.2 million for the nine months ended September 30, 2000. This increase was a result of the factors listed above, and reflects an increase in unearned premiums of $62.3 million for the nine months ended September 30, 2001, as compared to an increase in unearned premiums of $18.2 million for the nine months ended September 30, 2000. This increase in unearned premiums is associated with the increase in net premiums written. Net premiums earned have been reduced by $10.4 million related to the events of September 11th.

      NET INVESTMENT INCOME. Net investment income for the nine months ended September 30, 2001 decreased by $1.3 million, or 1.4%, to $90.3 million from $91.6 million for the nine months ended September 30, 2000. The net investment yield was 4.6% in 2001 compared to 4.4% in 2000.

      NET REALIZED INVESTMENT GAINS. Net realized investment gains for the nine months ended September 30, 2001 decreased by $2.1 million, to $6.9 million from $9.0 million for the nine months ended September 30, 2000. The decrease in net realized gains in 2001 was primarily related to modest gains in our equity portfolio of $2.7 million compared to $12.2 million at the same time last year.

      OTHER INCOME, NET. Other income, net is comprised of amortization of positive and negative goodwill and other income or expense items. The total of these items for the nine months ended September 30, 2001 was income, net of $3.2 million as compared to income, net of $3.4 million for the nine months ended September 30, 2000.

      The major component of other income, net, is the amortization of goodwill which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period at $2.5 million per year.

      LOSSES AND LOSS ADJUSTMENT EXPENSES. Losses and loss adjustment expenses for the nine months ended September 30, 2001 increased by $148.1 million, or 41.6%, to $503.8 million from $355.7 million for the nine months ended September 30, 2000. The loss and loss adjustment expense ratio for the nine months ended September 30, 2001 was 80.2% compared to 72.6% for the nine months ended September 30, 2000. Excluding the effects of the events of September 11th, losses and loss adjustment expenses for the nine months ended September 30, 2001 were $439.5 million compared to $355.7 million for the nine months ended September 30, 2000, an increase of $83.8 million, or 23.6%. Excluding the effects of the events of September 11th, the loss and loss adjustment expense ratio for the nine months ended September 30, 2001 was 68.8% compared to 72.6% for the nine months ended September 30, 2000 and is the result of our underwriting initiatives and reinsurance price increases.

      ACQUISITION COSTS. The acquisition ratio, i.e. acquisition expenses expressed as a percent of earned premium, was 28.3% for the nine months ended September 30, 2001 compared to 29.1% for the nine months ended September 30, 2000. The increase is directly attributable to the increase in premiums. Acquisition costs for the nine months ended September 30, 2001 increased by $35.0 million, or 24.5%, to $177.6 million from $142.6 million for the nine months ended September 30, 2000.

      Excluding the effects of the events of September 11th, acquisition costs for the nine months ended September 30, 2001 were $171.6 million compared to $142.6 million for the nine months ended September 30, 2000. The resulting acquisition ratio was 26.9% for the nine months ended September 30, 2001 compared to 29.1% for the nine months ended September 30, 2000. This decrease in acquisition expense ratio of 2.2 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and changes in the mix of business.

      OTHER UNDERWRITING EXPENSES. The other underwriting expense ratio, expressed as a percent of premiums earned, improved to 7.7% for the nine months ended September 30, 2001 compared to 7.8% for the nine months ended September 30, 2000. Other underwriting expenses for the nine months ended September 30, 2001 increased by $9.8 million, or 25.5%, to $48.2 million from $38.4 million for the nine months ended September 30, 2000.

      The increase in other underwriting expenses for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 is largely attributable to costs associated with the establishment of our EuroAsia division branches. In addition, we recognized $2.3 million of expenses for the nine months ended September 30, 2001 related to our restricted stock plan.

      INTEREST EXPENSE. The Company incurred interest expense related to the term notes issued in June 2001 of $3.3 million for the nine months ended September 30, 2001.

      COMBINED RATIO. Our combined ratio, which is the sum of the loss and loss adjustment expense ratio, the acquisition ratio and other underwriting expense ratio, increased from 109.5% for the nine months ended September 30, 2000 to 116.2% for the nine months ended September 30, 2001. Excluding the effects of the events of September 11th, our combined ratio improved to 103.2% for the nine months ended September 30, 2001 from 109.5% for nine months ended September 30, 2000. This improvement was due to the underwriting actions described above.

      FEDERAL AND FOREIGN INCOME TAX PROVISION. The federal and foreign income tax provision for the nine months ended September 30, 2001 decreased by $22.0 million, to a tax benefit of $3.4 million as compared to a tax provision of $18.6 million for the nine months ended September 30, 2000. The tax benefit is due to the recognition of our estimated losses due to the events of September 11th.

      Excluding the effects of the events of September 11th, the federal and foreign income tax provision for the nine months ended September 30, 2001 increased by $6.2 million, to $24.8 million compared to $18.6 million for the nine months ended September 30, 2000. Excluding the effects of the events of September 11th, the effective tax rate for the nine months ended September 30, 2001 was 32.6% compared to 32.3% for the nine months ended September 30, 2000.

      NET INCOME. Net income for the nine months ended September 30, 2001 decreased by $40.2 million, or 103.3%, to a net loss of $1.3 million from a net income of $38.9 million for the nine months ended September 30, 2000. Excluding the effects of the events of September 11th, net income for the nine months ended September 30, 2001 increased by $12.3 million, or 31.9% to $51.2 million from $38.9 million for the nine months ended September 30, 2000.

LIQUIDITY

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued $200 million of term notes to subsidiaries of Fairfax. We will be required to make principal payments of $66.7 million on June 30 of each year beginning June 30, 2002. We will pay interest on the term notes at a rate of 225 basis points over the three month London Interbank Offered Rate (LIBOR). We have the right to repay the notes at anytime without bonus or penalty.

      In connection with the business of our Newline Syndicate division, we executed a secured letter of credit in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. At September 30, 2001, the letter of credit was valued at 57.5 million British sterling pounds, or $84.5 million, and was secured by a pledge of $95.6 million of our investment securities.

      On September 28, 2001, our board of directors declared a quarterly cash dividend of $0.025 per share. The total dividend of approximately $1.6 million, will be paid on October 30, 2001 to all shareholders of record as of October 15, 2001.

CREDIT RATINGS

      Rating agencies access the claims-paying ability of reinsurers and represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our credit ratings as of September 30, 2001 were: A.M. Best Company, Inc.: A; and Standard & Poor’s Rating services: A-.

CASH FLOW AND INVESTMENTS

      Cash flows from operating activities resulted principally from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash used in operations was $97.3 million for the nine months ended September 30, 2001 and $118.2 million for the nine months ended September 30, 2000 primarily due to payment during the respective periods on losses incurred by Odyssey America and its subsidiaries prior to our acquisition of those companies.

      Cash used in operations for underwriting activity decreased for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 principally for the payment of losses which exceeded premium collections in both periods. This is a direct result of our underwriting actions in previous years which reduced premium volume. Consequently, despite the substantial improvements in our combined ratio, excluding the effects of the events of September 11th, we are in a transition period until current underwriting year cash flows exceed the effects of prior years.

      Total cash proceeds from investing activities for the nine months ended September 30, 2001 were $154.6 million compared to $268.7 million from investment activities for the nine months ended September 30, 2000. The decline in cash proceeds from investing activities is mainly due to fewer sales of securities and a change in the mix of short-term investments and cash and cash equivalents. Proceeds related to the initial public offering were $51.3 million for the nine month period ended September 30, 2001. Cash and cash equivalents were $154.5 million at December 31, 2000. Cash and cash equivalents were $262.1 million and $249.8 million, at September 30, 2001 and 2000, respectively. Cash and short term investments are maintained for liquidity purposes and represented 12.6% and 13.3% at September 30, 2001 and December 31, 2000, respectively, and 9.7% at September 30, 2000, of total financial statement investments and cash on such dates. Total fixed income investments were $2.1 billion as of September 30, 2001. Total investments, cash and cash equivalents amounted to $2.7 billion as of September 30, 2001. The fixed income portfolio has a weighted average AA security rating.

STOCKHOLDERS’ EQUITY

      Stockholders’ equity decreased by $99.6 million, or 10%, to $858.3 million as at September 30, 2001 from $957.9 million as of December 31, 2000, mainly as a result of the re-capitalization of the Company at the time of the initial public offering in June 2001. The decrease was attributable to the issuance of $200.0 million of debt, an $8.2 million decrease resulting from a higher unrealized loss on foreign exchange, net of deferred income taxes and a net loss of $1.3 million for the nine months ended September 30, 2001, which includes a loss of $52.5 million related to the events of September 11th. The decrease is partially offset by an increase of $43.9 million in unrealized appreciation, net of deferred income taxes, in our investment portfolio, and the net proceeds from the initial public offering of $51.3 million.

MARKET SENSITIVE INSTRUMENTS

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of September 30, 2001, our $2.7 billion investment portfolio is comprised of $2.1 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

INTEREST RATE RISK

      Our fixed income portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa.

      The table below displays the potential impact of market value fluctuations on the fixed income portfolio as of September 30, 2001 and December 31, 2000, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	AS OF SEPTEMBER 30, 2001			AS OF DECEMBER 31, 2000

	FAIR VALUE			FAIR VALUE
	OF FIXED			OF FIXED
PERCENT CHANGE IN	INCOME	HYPOTHETICAL	HYPOTHETICAL	INCOME	HYPOTHETICAL	HYPOTHETICAL
INTEREST RATES	PORTFOLIO	$ CHANGE	% CHANGE	PORTFOLIO	$ CHANGE	% CHANGE

	(in millions)			(in millions)

200 basis point rise	$1,918.4	$(218.3)	(10.2)%	$1,889.9	$(229.3)	(10.8)%

100 basis point rise	2,019.6	(117.1)	(5.5)	1,998.9	(120.3)	(5.7)

Base Scenario	2,136.7	—	—	2,119.2	—	—

100 basis point decline	2,378.5	244.8	4.3	2,320.4	201.2	9.5

200 basis point decline	2,640.4	503.7	23.6	2,573.1	443.9	21.4

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This reflects significant exposure to fixed income securities containing a put feature. In total, these securities represent approximately 49% and 47% of the fair market value of the total fixed income portfolio as of September 30, 2001 and December 31, 2000, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

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

Credit Risk

      We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

      At September 30, 2001 and December 31, 2000, 97.9% and 98.4%, respectively, of our fixed income portfolio consisted of securities rated investment grade, with 2.1% and 1.6%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of September 30, 2001 and December 31, 2000, 5.6% and 5.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 3.8% and 3.4%, respectively of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a total $10.2 million at September 30, 2001 and $8.9 million at December 31, 2000 decline in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of September 30, 2001 and December 31, 2000, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $274.6 million and $160.0 million, respectively, or 10.3% and 6.1%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 7.2% and 5.8% as of September 30, 2001 and December 31, 2000, respectively, of our investment portfolio, including cash and cash equivalents. As of September 30, 2001, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $30 million dollar decline in the fair value of the total investment portfolio.

      Included above in securities denominated in foreign currencies are Japanese yen denominated securities, which at September 30, 2001 had a U.S. dollar equivalent market value of $5.0 million. We previously entered into a Japanese yen forward sale contract to hedge against a fall in value of the yen denominated securities versus the U.S. dollar. The yen forward contract is for an amount of 650 million yen at a forward rate of 96.7 yen or a U.S. dollar equivalent amount of $7 million.

Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) 142, “Goodwill and Other Intangible Assets”. FAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. In addition, in June 2001, the FASB issued FAS 141, “Business Combinations” which requires full amortization of negative goodwill at the time the pronouncement is implemented. These statements are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management is currently evaluating the impact this statement will have on the financial position of the Company.

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

Part II — ITEM 5. OTHER INFORMATION — FORWARD LOOKING STATEMENTS

      We have included in this Form 10-Q filing, and from time to time our management may make, written or oral statements which may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	risks associated with implementing our business strategies;

•	uncertainties in our reserving process;

•	failure of our reinsurers to honor their obligations;

•	actions of our competitors, including industry consolidation;

•	increased competition from alternative sources of risk management products, such as the capital markets;

•	loss of services of any of our key employees, particularly Andrew A. Barnard, our President and Chief Executive Officer, and other members of our executive management team;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate; and

•	changes in economic conditions, including interest rate conditions which could affect our investment portfolio.

      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in the prospectus dated June 13, 2001 relating to the Company’s registration statement on Form S-1 filed pursuant to Rule 424(b) under the Securities Act. The information appearing under “Risk Factors” except for those factors discussed under the captions “Our business could be adversely affected by the loss of one or more key employees”, “Investors will incur immediate dilution and may experience further dilution”, “There has been no prior public market for our common stock, and our stock price may be volatile and could decline significantly” and discussed in the second paragraph under the caption “If we are unable to maintain a favorable financial strength rating, it may be more difficult for us to write new business” is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II — ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits 99.1 Information incorporated by reference into Part II of Form 10-Q

(b)	Reports on Form 8-K None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: November 9, 2001	/s/ Andrew A. Barnard
Andrew A. Barnard President and Chief Executive Officer

Date: November 9, 2001	/s/ Charles D. Troiano
Charles D. Troiano Executive Vice President and Chief Financial Officer