Form 10-K
period 2001-12-31
ODYSSEY RE HOLDINGS CORP
filed 2002-03-06
CIK 1137048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Odyssey Re Holdings Corp.

140 Broadway, 39th Floor, New York, New York 10005
(212) 978-4700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Donald L. Smith, Esq.

General Counsel
Odyssey Re Holdings Corp.
140 Broadway, 39th Floor, New York, New York 10005
(212) 978-4700
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange Toronto Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    YES ☑         NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on February 1, 2002 was approximately $279,428,569 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

         As of December 31, 2001, there were outstanding 65,142,857 shares of Common Stock, par value $0.01 per share, of the registrant.

Documents Incorporated by Reference

         Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the registrant scheduled to be held on or about April 23, 2002 are incorporated by reference in Part III of this Form 10-K.

ODYSSEY RE HOLDINGS CORP.

References in this Annual Report on Form 10-K to “OdysseyRe,” “we,” “us” and “our” refer to Odyssey Re Holdings Corp. and, unless the context otherwise requires or otherwise as expressly stated, its subsidiaries, including Odyssey America, ORC, Newline and Hudson.

FORWARD-LOOKING STATEMENTS

      Any written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors, which we describe in more detail elsewhere in this Annual Report on Form 10-K, include, but are not limited to:

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

      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in this Annual Report on Form 10-K, including factors discussed below in the section titled “Risk Factors.” Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

The Company

      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware to serve as the holding company for the reinsurance-related subsidiaries of Fairfax Financial Holdings Limited (Fairfax), a publicly traded Canadian financial services company. Our business was formed through the combination of Odyssey Reinsurance Corporation (ORC), acquired by Fairfax in May 1996, and Odyssey America Reinsurance Corporation (Odyssey America), acquired by Fairfax in April 1999. ORC became a wholly-owned subsidiary of Odyssey America in 1999 and as a result of this corporate reorganization, ORC has substantially ceased writing new business but continues to maintain active licenses in 50 states. Newline Holdings UK Limited (Newline), a subsidiary of Odyssey America, formed in 1997, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it owns and manages Lloyd’s Syndicate 1218. Hudson Insurance Company (Hudson), acquired by Fairfax in May 1996 as part of the acquisition of ORC, is a wholly-owned subsidiary of ORC and is principally engaged in the business of primary property and casualty insurance.

      On June 19, 2001, we issued 17,142,857 shares of our common stock (approximately 26% of our outstanding common stock), in an initial public offering. After the offering, subsidiaries of Fairfax held 48 million shares of our common stock (approximately 74% of our outstanding common stock).

      Through our wholly-owned subsidiaries, Odyssey America, ORC, Newline, and Hudson, we offer reinsurance and insurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. Through December 31, 2001, we were organized across three operating divisions: The Americas, Newline Syndicate, and EuroAsia divisions. Effective January 1, 2002, Newline Syndicate and our London branch were integrated and renamed London Market Division providing insurance through Lloyd’s and reinsurance through Odyssey America’s London branch office. Our global presence is established through 12 offices, with principal locations in the United States, London, Paris, Singapore, and Latin America.

      Our operating subsidiaries presently hold an “A” (Excellent) rating from A.M. Best and an “A–” financial strength rating from Standard & Poor’s. Ratings are used by insurers, reinsurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. These ratings represent independent opinions of financial strength and ability to meet policyholder obligations. “A” rated reinsurance or insurance companies are considered by A.M. Best to have a strong ability to meet their obligations to policyholders. “A” is the third highest designation of A.M. Best’s sixteen rating levels. A reinsurer or insurer rated “A–” by Standard & Poor’s is believed to have “strong” financial security characteristics, but is more likely to be affected by adverse business conditions than are insurers with higher ratings. “A–” is the third highest designation of Standard & Poor’s eight ratings levels.

      We had gross premiums written in 2001 of $1.2 billion and stockholders’ equity at December 31, 2001 of $820.9 million.

The Reinsurance Business

      Reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company, the ceding company, against all or a portion of the risks underwritten by the ceding company under one or more insurance or reinsurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks, catastrophe protection from large or multiple losses and/or assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business without a concurrent increase in capital and surplus. Reinsurance, however, does not discharge the ceding company from its liability to policyholders. Rather, reinsurance serves to indemnify a ceding company for losses payable by the ceding company to its policyholders.

      There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and are largely dependent on the individual underwriting decisions made by the ceding company. Accordingly, reinsurers will carefully evaluate the ceding company’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.

      In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance contract. Facultative reinsurance is negotiated separately for each insurance or reinsurance contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks. Underwriting expenses and, in particular, personnel costs, are higher on facultative business because each risk is individually underwritten and administered. The ability to separately evaluate each risk reinsured, however, increases the probability that the reinsurer can price the contract to more accurately reflect the risks involved.

      An additional form of facultative reinsurance is known as “automatic facultative” reinsurance, or “program facultative” reinsurance, which has elements of both treaty reinsurance and facultative reinsurance. In these automatic facilities, risks within a class of business are stratified into groups based on similar risk characteristics. Risks falling within these defined categories are automatically ceded with pricing and terms commensurate with their pre-defined risk characteristics. In this way, a reinsurer can more accurately price the levels of risk within a class of business than with treaty reinsurance, although with less precision than facultative reinsurance which evaluates each individual risk.

      Both treaty and facultative reinsurance can be written on either a proportional, also known as pro rata, basis or on an excess of loss basis. With respect to proportional reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. In the case of reinsurance written on an excess of loss basis, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company’s retention or reinsurer’s attachment point.

      Excess of loss reinsurance is often written in layers. A reinsurer accepts the risk just above the ceding company’s retention up to a specified amount, at which point that reinsurer or another reinsurer accepts the excess liability up to an additional specified amount or such liability reverts to the ceding company. The reinsurer taking on the risk just above the ceding company’s retention layer is said to write working layer or low layer excess of loss reinsurance. A loss that reaches just beyond the ceding company’s retention will create a loss for the lower layer reinsurer, but not for the reinsurers on the higher layers. Loss activity in lower layer reinsurance tends to be more predictable than in higher layers.

      Premiums payable by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In contrast, premiums that the ceding company pays to the reinsurer for proportional reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk. In addition, in proportional reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor for producing the business.

      Reinsurance may be written for insurance or reinsurance contracts covering casualty risks or property risks. In general, casualty insurance protects against financial loss arising out of an insured’s obligation for loss or damage to a third party’s property or person. Property insurance protects an insured against a financial loss arising out of the loss of property or its use caused by an insured peril or event. Property catastrophe coverage is generally “all risk” in nature and written on an excess of loss basis, with exposure to losses from earthquake, hurricanes and other natural or manmade catastrophes such as storms, floods, fire or tornados. There tends to be a greater delay in the reporting and settlement of casualty reinsurance claims as compared to property claims due to the nature of the underlying coverage and the greater potential for litigation involving casualty risks.

      Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

      Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.

Lines of Business

      The following table sets forth our gross premiums written by type of business for the three-year period ended December 31, 2001.

	Years Ended December 31,

	2001		2000		1999

	$	%	$	%	$	%

	(dollars in millions)
Property excess of loss	$142.8	12.4%	$69.6	8.1%	$64.5	9.9%
Proportional property	206.5	17.9	102.3	11.9	74.7	11.4
Casualty excess of loss	181.6	15.7	195.5	22.7	155.8	23.8
Proportional casualty	308.2	26.7	247.4	28.7	161.1	24.6
Miscellaneous lines	35.8	3.1	51.6	6.0	45.9	7.0

Treaty reinsurance	874.9	75.8	666.4	77.4	502.0	76.7
Newline Syndicate (Lloyd’s)(1)	131.9	11.4	107.8	12.5	42.2	6.4
Facultative reinsurance	90.0	7.9	59.5	6.8	96.0	14.7
Primary insurance (Hudson)	56.8	4.9	28.5	3.3	14.3	2.2

Total	$1,153.6	100.0%	$862.2	100.0%	$654.5	100.0%

(1)	Includes all business written through the Newline Syndicate division (Lloyd’s).

      Treaty casualty business accounted for approximately $549.6 million, or 47.6%, of gross premiums written for the year ended December 31, 2001, of which 63.8% was written on a proportional basis and 36.2% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, excess and surplus lines, workers’ compensation and accident and health, as well as general casualty products, including general liability and auto liability. Treaty property business represented approximately $349.3 million, or 30.3%, of gross premiums written for the year ended December 31, 2001, primarily consisting of commercial property and homeowners’ coverage, of which 59.1% was written on a proportional basis and 40.9% was written on an excess of loss basis. Miscellaneous reinsurance lines, accounting for 3.1% of gross premiums written in 2001, were primarily comprised of marine and aerospace, and surety lines.

      Through our Newline Syndicate, we participate in the Lloyd’s of London market, writing reinsurance and insurance products worldwide through brokers. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The Newline Syndicate writes predominantly treaty business across various classes of business including specialty casualty, marine and aerospace and financial lines.

      Facultative reinsurance accounted for $90.0 million, or 7.9%, of gross premiums written for the year ended December 31, 2001, with approximately 75.0% derived from the Americas division and 25.0% from the EuroAsia division. With respect to facultative business in the United States, we write only casualty reinsurance, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto lines; with respect to facultative business in Latin America and EuroAsia, we write only property reinsurance.

      We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. Approximately $80.0 million, or 6.9%, of gross premiums written for the year ended December 31, 2001 was derived from property catastrophe excess of loss reinsurance, written primarily in North America. We also write property business which is catastrophe exposed on a proportional basis in North America and Latin America. In addition, the EuroAsia division is largely property catastrophe exposed primarily in Europe, Japan, the Pacific Rim and the Middle East.

      In addition to reinsurance, we also provide some traditional insurance products, primarily consisting of homeowners’ insurance. Primary insurance, including amounts written through the Newline Syndicate, accounted for 9.6% of our gross premiums written for the year ended December 31, 2001.

      As a general matter, we target specific classes of business depending on the market conditions prevailing at any given point in time. We actively seek to grow our participation in classes experiencing improvements, and lessen participation in those classes suffering from intense competition or poor fundamentals. Consequently, the classes of business for which we provide reinsurance are diverse in nature and the product mix within the reinsurance and insurance portfolio may change over time. From time to time, we may consider opportunistic expansion or entry into new classes of business or ventures, either through organic growth or the acquisition of other companies or books of business.

      We are not materially dependent on any single customer, line of business or geographical area. We do not believe that the reduction of business assumed from any one customer or small group of customers would have a meaningful impact on future financial results due to our competitive position in the marketplace and the availability of other sources of business.

Divisions

      Our business is organized across three operating divisions: the Americas, Newline Syndicate and EuroAsia divisions. The table below illustrates gross premiums written by division for the three year period ended December 31, 2001.

	Years Ended December 31,

	2001		2000		1999

	$	%	$	%	$	%

	(dollars in millions)
Americas	$841.2	72.9%	$754.0	87.5%	$612.3	93.6%
Newline Syndicate	131.9	11.4	107.8	12.5	42.2	6.4
EuroAsia	180.5	15.7	0.4	—	—	—

Total	$1,153.6	100.0%	$862.2	100.0%	$654.5	100.0%

     Americas Division

      The Americas is our largest division, accounting for $841.2 million, or 72.9%, of gross premiums written for the year ended December 31, 2001. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada and treaty property and facultative property reinsurance in South America, as well as, to a limited extent, primary business in the United States through Hudson, our insurance subsidiary. The Americas division operates through six offices located in Stamford, New York City, Mexico City, Miami, Santiago and Toronto and currently has 258 employees. The operations of the Americas division seek to target small to medium sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies.

      The Americas division is organized into four units: the United States, Canada, Latin America and London Branch units.

      The following table displays gross premiums written by each of the four major units within the Americas division for the three year period ended December 31, 2001.

	Years Ended December 31,

	2001		2000		1999

	$	%	$	%	$	%

	(dollars in millions)
United States(1)	$728.1	86.6%	$616.7	81.8%	$505.2	82.5%
Latin America	72.3	8.6	40.6	5.4	16.4	2.7
Canada	16.4	1.9	13.9	1.8	—	—

Subtotal	816.8	97.1	671.2	89.0	521.6	85.2
London Branch(2)	24.4	2.9	82.8	11.0	90.7	14.8

Total	$841.2	100.0%	$754.0	100.0%	$612.3	100.0%

(1)	Includes $56.8 million, $28.5 million and $14.3 million of insurance premiums written by Hudson for the years ended December 31, 2001, 2000 and 1999.

(2)	As part of the realignment of our business across geographic regions, gross premiums previously written by the London Branch unit were being written through the Newline Syndicate and EuroAsia divisions in 2001.

      The United States unit primarily provides treaty casualty business. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine and aerospace, accident and health and surety lines. Facultative casualty is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto. The United States unit operates out of offices in Stamford and New York City. The Latin America unit writes primarily treaty property and facultative property business throughout the region, predominantly commercial property in nature, and also writes auto and marine lines. The Latin America unit has its principal office in Mexico City with satellite offices in Miami and Santiago. Canada writes primarily property, crop hail and auto liability coverage, operating out of one office in Toronto.

      Gross premiums written by type of business for the Americas division are displayed in the following table for the three year period ended December 31, 2001.

	Years Ended December 31,

	2001		2000		1999

	$	%	$	%	$	%

	(dollars in millions)
Property excess of loss	$86.0	10.2%	$69.6	9.2%	$64.5	10.5%
Proportional property	153.1	18.2	102.3	13.6	74.7	12.2
Casualty excess of loss	174.6	20.8	195.5	25.9	155.8	25.5
Proportional casualty	279.7	33.3	247.4	32.8	161.1	26.3
Miscellaneous lines	22.7	2.7	51.4	6.9	45.9	7.5

Treaty reinsurance	716.1	85.2	666.2	88.4	502.0	82.0
Facultative reinsurance	68.3	8.0	59.3	7.9	96.0	15.7
Primary insurance	56.8	6.8	28.5	3.7	14.3	2.3

Total	$841.2	100.0%	$754.0	100.0%	$612.3	100.0%

Newline Syndicate Division

      The Newline Syndicate division writes reinsurance and insurance business worldwide through brokers, generating $131.9 million, or 11.4%, of gross premiums written for the year ended December 31, 2001. The Newline Syndicate division is comprised of Lloyd’s of London business, in which we participate through our 100% ownership of Newline Underwriting Management Ltd., which in turn owns and manages Syndicate 1218. Operating out of its offices in London, this division currently has 67 employees. For 2001, the Newline Syndicate division operated four major units: the North American Casualty; Marine and Aerospace; International Casualty; and Financial Lines units. Business represented by the International Casualty and Marine and Aerospace units was transferred from the London Branch unit of the Americas division into the Newline Syndicate division in July 2000 as a result of the realignment of our business across geographic regions. At mid-year 2001 underwriting responsibility for the North American Casualty business was assumed by the Americas division.

      The following table displays gross premiums written by business unit for the Newline Syndicate division for the three year period ended December 31, 2001.

	Years Ended December 31,

	2001		2000		1999

	$	%	$	%	$	%

	(dollars in millions)
North American Casualty	$39.4	29.9%	$39.7	36.8%	$9.3	22.0%
Marine and Aerospace	18.2	13.8	4.6	4.3	—	—
International Casualty	19.7	14.9	4.8	4.5	—	—
Discontinued Lines	0.7	0.5	21.9	20.3	16.8	39.7

Total reinsurance	78.0	59.1	71.0	65.9	26.1	61.7
Financial Lines	53.9	40.9	36.8	34.1	16.2	38.3

Total Syndicate	$131.9	100.0%	$107.8	100.0%	$42.3	100.0%

      The North American Casualty unit wrote predominantly specialty casualty treaty business for North American domiciled clients on both a proportional and excess of loss basis. The principal classes written by this unit were medical malpractice, professional liability, directors’ and officers’ liability and, to a lesser extent, automobile and general liability business. The Marine and Aerospace unit writes predominantly treaty business, including primary satellite proportional and excess of loss business and general aviation and marine excess of loss business. The International Casualty unit writes predominantly treaty business, covering automobile liability, financial lines and other lines on both a proportional and excess of loss basis. Discontinued Lines represents business relating to the North American Binding Authority. As a result of strategic refocusing of our underwriting activities, this business was discontinued during the second half of 2000. The Financial Lines unit writes specialty insurance and facultative reinsurance worldwide, including crime, professional liability, directors’ and officers’ liability and employers and public liability. The majority of this business is located outside of the United States.

EuroAsia Division

      The EuroAsia division was formed in 2000 as part of the realignment of our business across geographic regions. EuroAsia operates out of six offices, with principal offices in Paris and Singapore and satellite offices in Cologne, Stockholm, London and Tokyo. The EuroAsia division currently has 72 employees. The EuroAsia division is comprised of (1) property business previously written in the London Branch, (2) participation in certain renewal business previously written through Compagnie Transcontinentale de Réassurance (CTR), a wholly-owned subsidiary of Fairfax and (3) new business produced by the division.

      The EuroAsia division is designed to enable it to capitalize on the growth opportunities in the international reinsurance market. The division targets several international markets throughout Europe, the Middle East and Asia. The division conducts business through brokers and directly with ceding companies and is organized through four geographical zones and by specialists in personal accident, credit and bonds, aviation and marine, and liability business.

      The EuroAsia division wrote $180.5 million, or 15.7%, of our gross premiums written for the year ended December 31, 2001.

      The following table illustrates gross premiums written by type of business for the EuroAsia division for the year ended December 31, 2001.

	Year Ended
	December 31, 2001

	$	%

	(dollars in millions)
Property excess of loss	$56.9	31.5%
Proportional property	53.3	29.5
Casualty excess of loss	7.0	3.9
Proportional casualty	28.5	15.8
Miscellaneous lines	13.1	7.3

Treaty reinsurance	158.8	88.0
Facultative reinsurance	21.7	12.0

Total	$180.5	100.0%

Retention Levels and Retrocession Arrangements

      Under our current underwriting guidelines for treaties, we impose maximum retentions on a per risk basis. We believe that the levels of gross capacity per property risk that are in place are sufficient to achieve our objective of attracting business in the international markets. The following table illustrates the current gross capacity, maximum retrocession and maximum net retention generally applicable under our underwriting guidelines.

	Gross	Maximum	Maximum Net
	Capacity	Retrocession	Retention

	(dollars in millions)
Treaty
Property	$10.0	$—	$10.0
Casualty	5.0	—	5.0
Facultative
Casualty	5.0	2.9	2.1
Property — Latin America	10.0	8.0	2.0
Property — EuroAsia	10.0	9.3	0.7

      We also purchase property catastrophe excess of loss retrocessional protection that limits our net loss exposure to any one event to $10 million, subject to the aggregate limits of such protection.

Marketing

      We provide reinsurance capacity in the U.S. market primarily through brokers and in international markets through brokers and directly to insurers and reinsurers.

      We believe the willingness of a primary insurer or reinsurer to use a specific reinsurer is not solely based on pricing. Other factors include: perception of the financial security of the reinsurer, claims paying ability rating, ability to design customized products, the quality of a reinsurer’s service and its commitment to provide reinsurance capacity. We believe we have developed a reputation with our clients for prompt responses on underwriting submissions and timely claims payments. Additionally, we believe our level of capital and surplus demonstrates strong financial position and intent to continue providing reinsurance capacity.

      The reinsurance broker market consists of several substantial national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the financial statements. Our five largest brokers accounted for an aggregate of approximately 55% of gross premiums written in 2001.

      Direct distribution is an important channel for us, in the overseas markets served by the Latin America unit of the Americas division and the EuroAsia division. Direct placement of reinsurance enables us to access clients who prefer to place their reinsurance directly with their reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs. Our primary insurance business generated through Hudson is written principally through general agency relationships, while primary Lloyd’s market business is written through agency and direct distribution channels.

Claims

      Claims are managed by our professional claims staff, whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. Claims staff recognize that fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to clients and enhances our reputation. In addition to claims assessment, processing and payment, claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which we believe benefits all parties to the reinsurance arrangement. Claims audits are conducted in the ordinary course of business. In certain instances, a claims audit may be performed prior to assuming reinsurance business.

Reserves for Unpaid Losses and Loss Adjustment Expenses

      Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured to the ceding company, the reporting of the loss by the ceding company to the reinsurer, the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer. To recognize liabilities for unpaid losses and loss adjustment expenses, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred on or before the balance sheet date, including events which have not been reported to the ceding company.

      Upon receipt of a notice of claim from the ceding company, we establish our own case reserve for the estimated amount of the ultimate settlement, if any. Case reserves usually are based upon the amount of reserves recommended by the ceding company and may be supplemented by additional amounts as deemed necessary by our claims staff. In certain instances, we establish case reserves even when the ceding company does not report any liability to the reinsurer.

      We also establish reserves to provide for incurred but unreported claims and the estimated expenses of settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process, known as loss adjustment expenses. We calculate incurred but not reported loss and loss adjustment expense reserves by using generally accepted actuarial reserving techniques to project the ultimate liability for losses and loss adjustment expenses. We periodically revise such reserves to adjust for changes in the expected loss development pattern over time.

      Losses and loss adjustment expenses, net of related reinsurance recoverable, are charged to income as incurred. Unpaid losses and loss adjustment expenses comprise the accumulation of case reserves and incurred but not reported reserves. Provisions for inflation and “social inflation” (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments which are made as to expected trends in average claim severity. Legislative changes may also affect our liabilities, and evaluation of the impact of such changes is made in the reserve setting process.

      The methods of determining estimates for reported and unreported losses and establishing resulting reserves and related reinsurance recoverable are continually reviewed and updated, and adjustments resulting from this review are reflected in income currently. The process relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a complex process, especially in view of changes in the legal environment which impact the development of loss reserves and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

      While the reserving process is complex and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the longer-term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. As a result, actual losses and loss adjustment expenses may deviate, perhaps substantially, from estimates of reserves reflected in our consolidated financial statements.

      During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be less than or greater than the revised estimates. We use tabular reserving for workers’ compensation liabilities that are considered fixed and determinable and discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2001 is $57.1 million.

      Included in our reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled approximately $62 million as of December 31, 2001 and 2000. The majority of our environmental and asbestos-related liabilities arise from contracts entered into before 1984 and underwritten as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages.

      The loss reserve provision for the event of September 11, net of reinsurance recoveries, is $75.5 million as of December 31, 2001. Gross of reinsurance, the provision is $206.0 million. Our gross and net of reinsurance loss provision for Enron is $15.0 million as of December 31, 2001. We have evaluated and established these loss provisions based on a review of our reinsurance contracts. Significant uncertainty exists as to the ultimate disposition of these liabilities since there is ongoing litigation regarding underlying policy coverage and as to the allocation of responsibility for resultant damages.

      Our survival ratio for environmental and asbestos related liabilities as of December 31, 2001 is twelve years, reflecting full utilization of remaining indemnifications. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on December 31, 2001 plus indemnifications divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. Our survival ratio is eight years, prior to the reflection of indemnifications. Refer to note 17 of our consolidated financial statements included in this Form 10-K. Our survival ratio compares favorably with the U.S. Property and Casualty Industry average survival ratio of eight years as published by A.M. Best in its special report on Asbestos and Environmental claims dated May 7, 2001.

      The “Ten Year Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development” which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1991 through 2001. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,746 million as of December 31, 1992, by the end of 2001, $1,253 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,746 million was re-estimated to be $1,674 million as of December 31, 2001. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $12 million as of December 31, 2001 related to December 31, 1995 net loss and loss adjustment expense reserves of $1,987 million, represents the cumulative amount by which net reserves for 1995 have developed favorably from 1996 through 2001.

      Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1994 for $150,000 was first reserved in 1991 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1991 through 1993 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

      The Cumulative Redundancy/(Deficiency) values for 1996 and 1998 are impacted by significant loss reserve adjustments for Odyssey America. A reserve adjustment on 1996 and prior Odyssey America outstanding losses recognizing reserve inadequacies prior to its purchase by Fairfax accounts for approximately $69 million of the reported approximately $74 million cumulative deficiency for 1996. A reserve adjustment on 1998 and prior Odyssey America outstanding losses recognizing reserve inadequacies prior to its purchase by Fairfax accounts for approximately $34 million of the reported approximately $56 million cumulative deficiency for 1998.

      As discussed in note 7 to our consolidated financial statements included in this Form 10-K, the Cumulative Redundancy/(Deficiency) values for 1995 through 2000 are also impacted by a stop loss agreement involving ORC loss reserves as of December 31, 1995. Without this stop loss agreement, the Cumulative Redundancy/(Deficiency) values for 1995 through 2000 would have been cumulative deficiencies of $93 million, $163 million, $68 million, $109 million, $66 million, and $42 million, respectively. Under the stop loss agreement, ORC retroceded, and ORC Re Limited, a Fairfax subsidiary, agreed to reinsure, 100 percent of ORC’s net incurred losses plus cumulative net incurred uncollectable reinsurance recoverables, for accident years 1995 and prior, in excess of approximately $929 million, subject to a cumulative aggregate limit of $175 million.

      The Gross Cumulative Redundancy/(Deficiency) for 1996 and 1998 was impacted by significant loss reserve adjustments for Odyssey America. The gross reserve adjustment on 1996 and prior Odyssey America outstanding losses accounts for approximately $140 million of the approximately $239 million gross cumulative deficiency as of year end 2001. The gross reserve adjustment on 1998 and prior Odyssey America outstanding losses accounts for approximately $156 million of the approximately $289 million gross cumulative deficiency as of year end 2001. Most of this gross loss emergence has been ceded to retrocessional protections. Additionally, environmental and asbestos loss emergence accounts for a substantial amount of the remainder of the Gross Cumulative Deficiencies for years 1996 through 1999. All of this environmental and asbestos emergence has been ceded to retrocessional and indemnification protections.

      A table presenting a reconciliation of beginning and ending reserve balances for calendar years 2001, 2000 and 1999 is provided in note 16 to our consolidated financial statements included in this Form 10-K.

Ten Year Analysis of Consolidated Loss and Loss Adjustment Expense Reserve Development Table

Presented Net of Reinsurance With Supplemental Gross Data

	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001

					(dollars in millions)
Reserves for unpaid loss and LAE	$1,479	$1,746	$1,844	$1,906	$1,987	$1,992	$2,134	$1,988	$1,831	$1,667	$1,674
Paid (cumulative) as of:
One year later	330	325	352	367	476	457	546	594	609	596
Two years later	532	597	636	723	780	837	994	1,055	1,042
Three years later	707	805	892	925	1,007	1,142	1,342	1,353
Four years later	824	991	1,020	1,098	1,208	1,349	1,518
Five years later	943	1,073	1,141	1,235	1,322	1,475
Six years later	997	1,168	1,221	1,296	1,403
Seven years later	1,068	1,208	1,264	1,349
Eight years later	1,097	1,228	1,303
Nine years later	1,097	1,253
Ten years later	1,107
Liability re-estimated as of:
One year later	1,484	1,767	1,858	1,912	2,001	2,107	2,113	2,034	1,846	1,690
Two years later	1,477	1,772	1,850	1,924	2,074	2,121	2,151	2,043	1,862
Three years later	1,492	1,750	1,855	1,974	2,069	2,105	2,131	2,044
Four years later	1,478	1,746	1,878	1,957	2,008	2,074	2,128
Five years later	1,479	1,757	1,864	1,898	1,977	2,066
Six years later	1,490	1,743	1,809	1,870	1,975
Seven years later	1,482	1,695	1,780	1,870
Eight years later	1,445	1,668	1,780
Nine years later	1,434	1,674
Ten years later	1,434
Cumulative redundancy/(deficiency)	$45	$72	$64	$36	$12	$(74)	$6	$(56)	$(31)	$(23)	$—

Gross liability — end of year						$2,647	$2,894	$2,692	$2,570	$2,566	$2,720
Reinsurance receivable						655	760	704	739	899	1,046

Net liability — end of year						1,992	2,134	1,988	1,831	1,667	1,674

Gross re-estimated liability at December 31, 2001						2,886	3,007	2,981	2,855	2,711
Re-estimated receivable at December 31, 2001						820	879	937	993	1,021

Net re-estimated liability at December 31, 2001						2,066	2,128	2,044	1,862	1,690

Gross cumulative redundancy/(deficiency)						$(239)	$(113)	$(289)	$(285)	$(145)

Investments

      As of December 31, 2001, we held cash and investments totaling $2.7 billion with a net unrealized loss of $5.6 million. Our overall strategy is to maximize the total return of the investment portfolio while prudently preserving invested capital for protection of policyholders and providing sufficient liquidity for the payment of claims and other policy obligations. Our investment policy provides the flexibility to implement this strategy.

      Our investment guidelines, which are approved by our Board of Directors, stress preservation of capital, market liquidity, diversification of risk and long-term, value-oriented style. All investments are to be made using the value approach by investing in securities which we believe are selling below their intrinsic value to protect capital from loss and generate above-average, long term total returns.

      With regard to equities, no attempt is made to forecast the economy or the stock market. Equities are selected on the basis of prices which are selling at a substantial discount to conservatively estimated intrinsic values. Downside protection is obtained by seeking a margin of safety in terms of a sound financial position.

      As regards to fixed income securities, no attempt is made to forecast the economy or interest rates. Rather, fixed income securities are selected on the basis of yield spreads over Treasury bonds, subject to stringent credit analysis. Securities meeting these criteria may not be readily available, in which case Treasury bonds are emphasized. The fixed income portfolio currently has an average credit quality of “AA” as measured by Standard & Poor’s. Notwithstanding the foregoing, our investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities.

      On the whole, the availability of equity securities meeting value-based criteria will dictate the portfolio’s exposure to equities. Similarly, the availability of attractive yield spreads and strong credits will determine the level of exposure to corporate bonds.

      As part of our review and monitoring process, we regularly test the impact of a simultaneous substantial reduction in common stock, preferred stock, and bond prices on insurance regulatory capital to ensure that capital adequacy will be maintained at all times.

      Primarily because of the potential for large claims payments, the investment portfolio is structured to provide a high level of liquidity. The table below shows the aggregate amounts of investments in fixed income securities, equity securities, cash and cash equivalents and other invested assets comprising our portfolio of invested assets.

	At December 31,

	2001	2000

	(dollars in millions)
Fixed income securities, at fair value	$2,028.8	$2,119.2
Equity securities	191.0	137.9
Cash and cash equivalents and short-term investments	394.8	351.1
Other invested assets	45.2	33.4

Total cash and invested assets	$2,659.8	$2,641.6

      As of December 31, 2001, the fixed income portion of our invested asset portfolio had a dollar weighted average rating of “AA,” an average duration of 5.3 years and an average yield to maturity of 5.9% before investment expenses.

      Market Sensitive Instruments. Our investment portfolio includes investments which are subject to changes in market values as interest rates change. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would cause a decrease in total return of approximately 6.0% and 10.6%, respectively, which equates to a decrease in market value of approximately $121.7 million or $216.0 million, respectively, on a portfolio valued at $2,028.8 million at December 31, 2001. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

      The following table summarizes the fair value of our investments (other than affiliated equity investments and other invested assets) at the dates indicated.

	At December 31,

Type of Investment	2001	2000

	(dollars in millions)

United States government and government agencies and authorities	$1,019.1	$1,079.5
States municipalities and political subdivisions	3.2	12.5
Foreign governments	112.1	41.6
Public utilities	375.6	404.9
All other corporate	518.8	580.7

Total fixed income securities	2,028.8	2,119.2
Equity securities	71.6	54.5
Short-term investments	19.6	196.6
Cash and cash equivalents	375.1	154.5

Total	$2,495.1	$2,524.8

      The following table summarizes the fair value by contractual maturities of our fixed income securities portfolio at the dates indicated.

	At December 31,

	2001	2000

	(dollars in millions)
Due in less than one year	$48.1	$15.2
Due after one through five years	624.4	362.1
Due after five through ten years	1,190.5	1,562.5
Due after ten years	165.8	179.4

Total	$2,028.8	$2,119.2

Actual maturities may differ from the maturities shown above, which consider the existence of call features or put features. At December 31, 2001 and 2000, approximately 3% of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. At December 31, 2001 and 2000, approximately 50% and 47%, respectively, of the fixed income securities shown above had a put feature which, at our option, required the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above which have the call feature or put feature the actual maturities may be longer than the call or put date maturities, which are shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be longer than the call date maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be longer than the put date maturities shown above if the investor elects not to exercise its put feature, but to hold the securities to their final maturity dates. The maturities of our fixed income securities without consideration of the call or put features indicates that at December 31, 2001 $1.2 billion of the investments were due after ten years, or 60.0% of the fixed income securities portfolio.

      Quality of Debt Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2001	2000

AAA/Aaa	55.2%	53.8%
AA/Aa2	6.5	7.9
A/A2	15.6	18.0
BBB/Baa2	19.8	18.7
BB/Ba2	2.8	0.8
B/B2	0.0	0.8
CCC/Caa or lower, or not rated	0.1	0.0

Total	100.0%	100.0%

Competition

      The worldwide property and casualty reinsurance business is highly competitive and has been characterized by severe price competition in the last several years. More recently, poor results, compounded by the terrorist attack on the World Trade Center and the Pentagon, have created shifts in the management and ownership of several reinsurers, and altered the operations of others. The potential for an improvement in pricing levels and contract terms has attracted new competitors with fresh capital to the industry. Our competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, and domestic and European underwriting syndicates. Some of these competitors have longer operating histories, larger customer bases and substantially greater underwriting, marketing, and administrative resources than us.

      U.S. insurance companies who are licensed to underwrite insurance are also licensed to underwrite reinsurance, making the commercial access into the reinsurance business relatively uncomplicated. In addition, Bermuda reinsurers who initially specialized in catastrophe reinsurance are now broadening their product offerings. Many of the new reinsurance competitors have chosen Bermuda as their domicile.

      Over the last several years capital markets participants, including exchanges and financial intermediaries, have developed financial products intended to compete with traditional reinsurance. We are unable to predict the extent to which new, proposed or potential initiatives may affect the demand for our products. Barriers to entry to the reinsurance industry for non-insurers are chiefly the time, capital, and talent necessary to attract, underwrite and manage the business.

      Competition in the industry is based predominantly on price, service and security. We believe that we can compete favorably in each of these areas. Our advantages include a competitive expense ratio trend, detailed actuarial modeling, new product orientation, long term business relationships, including those with Fairfax companies, and a reputation for meeting claims obligations swiftly.

Employees

      As of December 31, 2001, we had 397 employees. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees is satisfactory.

Regulatory Matters

      We are subject to regulation under the insurance statutes, including insurance holding company statutes, of various jurisdictions, including Connecticut, the domiciliary state of Odyssey America, Delaware, the domiciliary state of ORC and Hudson, and the United Kingdom, the domiciliary jurisdiction of Newline

Syndicate. Newline Syndicate is also subject to regulation by the Council of Lloyd’s. In addition, we are subject to regulation by the insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business.

Regulation of Insurers and Reinsurers

     General

      The terms and conditions of reinsurance agreements with respect to rates or policy terms generally are not subject to regulation by any governmental authority. This contrasts with primary insurance policies and agreements issued by primary insurers such as Hudson, the rates and policy terms of which are generally regulated closely by state insurance departments. As a practical matter, however, the rates charged by primary insurers influence the rates that can be charged by reinsurers.

      We are subject primarily to regulation and supervision that relates to licensing requirements of reinsurers, the standards of solvency that reinsurers must meet and maintain, the nature of and limitations on investments, restrictions on the size of risks that may be reinsured, the amount of security deposits necessary to secure the faithful performance of a reinsurer’s insurance obligations, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of any financial statements that reinsurers must file with state insurance regulators and the level of minimal reserves necessary to cover unearned premiums, losses and other purposes. In general, these regulations are designed to protect ceding insurers and, ultimately, their policyholders, rather than stockholders. We believe that we and our subsidiaries are in material compliance with all applicable laws and regulations pertaining to our business and operations.

Insurance Holding Company Regulation

      State insurance holding company statutes provide a regulatory apparatus which is designed to protect the financial condition of domestic insurers operating within a holding company system. All holding company statutes require disclosure and, in some instances, prior approval of significant transactions between the domestic insurer and an affiliate. Such transactions typically include service arrangements, sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, and investments between an insurance company and its affiliates, in some cases involving certain aggregate percentages of a company’s admitted assets or policyholders’ surplus, or dividends that exceed certain percentages. State regulators also require prior notice or regulatory approval of acquisitions of control of an insurer or its holding company.

      Under the Connecticut and Delaware Insurance Codes and regulations, no person, corporation or other entity may acquire control of us or our operating subsidiaries unless such person, corporation or entity has obtained the prior approval of the Connecticut and Delaware Insurance Commissioners for the acquisition. For the purposes of the Connecticut and Delaware Insurance Codes, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of that company. To obtain the approval of any acquisition of control, any prospective acquiror must file an application with the Connecticut and Delaware Insurance Commissioners. This application requires the acquiror to disclose its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and any other related matters.

      The United Kingdom Insurance Companies Act of 1982 also requires prior approval by the Financial Services Authority of anyone proposing to become a controller of an insurance company or reinsurance company that carries on business in the United Kingdom but which is incorporated outside the United Kingdom. In this case, any company or individual who is entitled to exercise or control the exercise of 15% or more of the voting power at any general meeting of the insurance company or reinsurance company or of a body corporate of which it is a subsidiary, is considered a “controller.” A purchaser of 15% or more of the outstanding shares of our common stock will be a “controller” of Odyssey America which is authorized to carry on reinsurance business in the United Kingdom through the London Branch. Other than the Newline

Syndicate division, none of our insurance or reinsurance subsidiaries is authorized to carry on business in the United Kingdom.

      Under the bylaws made by Lloyd’s pursuant to the Lloyd’s Act of 1982, the prior written approval of the Council of Lloyd’s is required of anyone proposing to become a “controller” of any Lloyd’s Managing Agency. Any company or individual that holds 10% or more of the shares in the managing agency company, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the Lloyd’s Managing Agency or, in both cases, of another company of which the Lloyd’s Managing Agency is a subsidiary, is considered a “controller.” A purchaser of more than 10% of the outstanding shares in our common stock will be a “controller” of the United Kingdom Lloyd’s Managing Agency subsidiary, Newline Underwriting Management Ltd.

      The requirements under the Connecticut and Delaware Insurance Codes and the United Kingdom Insurance Companies Act of 1982 (and other applicable states and foreign jurisdictions), and the rules of the Council of Lloyd’s, may deter, delay or prevent certain transactions affecting the control or ownership of our common stock, including transactions that could be advantageous to our stockholders.

Dividends

      Because our operations are conducted primarily at the subsidiary level, we are dependent upon dividends from our subsidiaries to meet our debt and other obligations and to pay dividends on common stock in the future should our board of directors decide to do so. The payment of dividends to us by our operating subsidiaries is subject to limitations imposed by law in Connecticut, Delaware and the United Kingdom.

      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds-surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the Insurance Commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the Insurance Commissioner has approved the payment within the 30-day period. Under the Connecticut Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12 month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2002 without triggering the requirement for prior approval of regulatory authorities is approximately $82.0 million.

      U.K. law prohibits any U.K. company, including Newline, from declaring a dividend to its stockholders unless such company has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on a company’s accumulated realized profits less its accumulated realized losses. While there are no statutory restrictions imposed by the United Kingdom insurance regulatory laws upon an insurer’s ability to declare dividends, insurance regulators in the United Kingdom strictly control the maintenance of each insurance company’s solvency margin within their jurisdiction and may restrict an insurer from declaring a dividend beyond a level which the regulators determine would adversely affect an insurer’s solvency requirements. It is common practice in the United Kingdom to notify regulators in advance of any significant dividend payment.

Credit for Reinsurance and Licensing

      A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances: (1) if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed; (2) if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed; (3) in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or (4) if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer. Therefore, as a result of the requirements relating to the provision of credit for reinsurance, we are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are licensed.

Investment Limitations

      State insurance laws contain rules governing the types and amounts of investments that are permissible for domiciled insurers. These rules are designed to ensure the safety and liquidity of an insurer’s investment portfolio. Investments in excess of statutory guidelines do not constitute “admitted assets” (i.e., assets permitted by insurance laws to be included in a domestic insurer’s statutory financial statements) unless special approval is obtained from the regulatory authority. Non-admitted assets are not considered for the purposes of various financial ratios and tests, including those governing solvency and the ability to write premiums. An insurer may hold an investment authorized under more than one provision of the insurance laws under the provision of its choice (except as otherwise expressly provided by law).

Liquidation of Insurers

      The liquidation of insurance companies, including reinsurers, is generally conducted pursuant to state insurance law. In the event of the liquidation of one of our operating insurance subsidiaries, liquidation proceedings would be conducted by the insurance regulator of the state in which the subsidiary is domiciled, as the domestic receiver of its properties, assets and business. Liquidators located in other states (known as ancillary liquidators) in which we conduct business may have jurisdiction over assets or properties located in such states under certain circumstances. Under Connecticut and Delaware law, all creditors of our operating insurance subsidiaries, including but not limited to reinsureds under their reinsurance agreements, would be entitled to payment of their allowed claims in full from the assets of the operating subsidiaries before we, as a stockholder of our operating subsidiaries, would be entitled to receive any distribution.

      Some states have adopted and others are considering legislative proposals that would authorize the establishment of an interstate compact concerning various aspects of insurer insolvency proceedings, including interstate governance of receiverships and guaranty funds.

The National Association of Insurance Commissioners (NAIC) and Accreditation

      The NAIC is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. The NAIC has instituted its Financial Regulatory Accreditation Standards Program (FRASP) in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an “accredited” state. If a state is not accredited, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The States of Connecticut and Delaware are accredited under FRASP.

Risk-Based Capital Requirements

      In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. Connecticut and Delaware have each adopted risk-based capital legislation for property and casualty insurance and reinsurance companies which is similar to the NAIC risk-based capital requirement. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (1) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (2) declines in asset values arising from credit risk; and (3) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of company or regulatory action, depending on the level of capital inadequacy. The surplus levels (as calculated for statutory annual statement purposes) of our operating insurance companies are above the risk-based capital thresholds that would require either company or regulatory action.

Codification of Statutory Accounting Principles

      In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles (Codification). The Codification is intended to standardize regulatory accounting and reporting for the insurance industry. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Effective January 1, 2001, the states of Connecticut and Delaware have adopted the Codification.

Legislative and Regulatory Proposals

      From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures (some of which proposals have been enacted). We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

Risk Factors

      The following are some of the risks associated with our business. You should also refer to the other information in this Annual Report on Form 10-K, including the financial statements and accompanying notes thereto.

Risks Relating to Our Business

We operate in a highly competitive environment which could make it more difficult for us to attract and retain business.

      The reinsurance industry is highly competitive. We compete, and will continue to compete, with major U.S. and non-U.S. reinsurers and certain underwriting syndicates and insurers, some of which have greater financial, marketing and management resources than we do. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or existing reinsurers that may be planning to raise additional capital. Moreover, Lloyd’s of London, in contrast with prior practice, now allows its syndicates to accept capital from corporate investors, which may result in such syndicates becoming more competitive in our markets. Competition in the types of reinsurance business that we underwrite is based on many factors, including premiums charged and other terms and conditions offered, services provided, financial ratings assigned by independent rating agencies, speed of claims payment, reputation, perceived financial strength and the experience of the reinsurer in the line of reinsurance to be written. Increased competition could cause us and other reinsurance providers to charge lower premium rates and obtain less favorable policy terms, which could adversely affect our ability to generate revenue and grow our business.

      We also are aware that other financial institutions, such as banks, are now able to offer services similar to our own. In addition, we have recently seen the creation of alternative products from capital market participants that are intended to compete with reinsurance products. We are unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

      Although primary insurance presently represents a small portion of our business, the primary insurance business is also highly competitive. Primary insurers compete on the basis of factors including selling effort, product, price, service and financial strength. We seek primary insurance pricing that will result in adequate returns on the capital allocated to Hudson, our primary insurance business, and to some extent to our Newline syndicate. Our business plans for these business units could be adversely impacted by the loss of primary insurance business to competitors offering competitive insurance products at lower prices.

      This competition could affect our ability to attract and retain business.

Our actual claims may exceed our claim reserves causing us to incur losses we did not anticipate.

      Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we reinsure or insure. If we fail to accurately assess the risks we assume, we may fail to establish appropriate premium rates and our reserves may be inadequate to cover our losses, which could have a material adverse effect on our financial condition or reduce our net income.

      At December 31, 2001, we had net unpaid losses and loss adjustment expenses of approximately $1.7 billion. We incurred losses and loss adjustment expenses of $725.8 million, $503.5 million and $383.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Claim reserves represent estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of claims incurred. We utilize both proprietary and commercially available actuarial models as well as historical reinsurance industry loss development patterns to assist in the establishment of appropriate claim reserves. In contrast to casualty losses, which frequently can be determined only through lengthy and unpredictable litigation, non-casualty property losses tend to be reported promptly and usually are settled within a shorter period of time. Nevertheless, for both casualty and property losses, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. In addition, because we, like other reinsurers, do not separately evaluate each of the individual risks assumed under reinsurance treaties, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. If our claim reserves are determined to be inadequate, we will be required to increase claim reserves with a corresponding reduction in our net income in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations in a particular period or our financial condition.

      Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could very significantly exceed the premiums received on the underlying policies.

Unpredictable catastrophic events could reduce our net income.

      Catastrophes can be caused by various events, including natural events such as hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires, and unnatural events such as a terrorist attack and riots. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas, and most of our past catastrophe-related claims have resulted from severe storms. Catastrophes can cause losses in a variety of property and casualty lines for which we provide reinsurance. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon our net income and financial condition.

Consolidation in the insurance industry could lead to lower margins for us and less demand for our reinsurance products.

      Many insurance industry participants are consolidating to enhance their market power. These entities may try to use their market power to negotiate price reductions for our products and services. If competitive pressures compel us to reduce our prices, our operating margins would decrease. As the insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.

A change in demand for reinsurance could lead to reduced premium rates which could reduce our net income.

      Historically, we have experienced fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions and other factors. Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic conditions. In addition, the larger insurers created by the consolidation discussed above may require less reinsurance. The supply of reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the reinsurance industry. It is possible that premium rates or other terms and conditions of trade could vary in the future, that the present level of demand will not continue or that the present level of supply of reinsurance could increase as a result of capital provided by recent or future market entrants or by existing reinsurers.

If we are unable to maintain a favorable financial strength rating, it may be more difficult for us to write new business.

      Third party rating agencies assess and rate the claims-paying ability of reinsurers and insurers based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations, and are not directed toward the protection of investors. Ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and are not applicable to the securities being offered by this prospectus.

      Our operating subsidiaries hold an “A” rating from A.M. Best and a “A-” financial strength rating from Standard & Poor’s Insurance Rating Services. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer.

If we are unable to realize our investment objectives, our financial condition may be adversely affected.

      Our operating results depend in part on the performance of our investment portfolio. The ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities we own. We may not be able to realize our investment objectives, which could reduce our net income significantly.

We may be adversely affected by foreign currency fluctuations.

      Our functional currency is the U.S. dollar. A portion of our premiums are written in currencies other than the U.S. dollar and a portion of our loss reserves are also in foreign currencies. Moreover, we maintain a portion of our investments in currencies other than the U.S. dollar. We currently have Japanese yen forward contracts to hedge against the fall in the value of our yen denominated securities versus the U.S. dollar, but these contracts may not completely protect us if the value of the yen decreases significantly. We may, from time to time, experience losses resulting from fluctuations in the values of the Japanese yen or other foreign currencies, which could adversely affect our operating results.

Our ability to borrow is limited by our bank credit facility, our notes and Fairfax’s bank credit facilities which could have an adverse effect on our financial condition.

      The current agreements governing Fairfax’s bank credit facilities with its banks prevent any subsidiaries of Fairfax from borrowing money. Although Fairfax has modified these agreements as they pertain to us in relation to our outstanding debt, our financial flexibility in the future will be limited by the terms of these agreements if Fairfax is unable to obtain similar waivers in the future. We have entered into a note purchase agreement with purchasers of our notes and entered into a bank credit facility which, in each case, contains restrictive covenants which may restrict or prohibit our ability to borrow money.

We are a holding company and are dependent on dividends and other payments from our operating subsidiaries, which are subject to dividend restrictions.

      We are a holding company whose principal source of funds is cash dividends and other permitted payments from our operating subsidiaries, principally Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware and the United Kingdom. See “Regulatory Matters — Dividends.”

Our business could be adversely affected by the loss of one or more key employees.

      We are substantially dependent on a small number of key employees, in particular Andrew Barnard, Michael Wacek and Charles Troiano. We believe that the experiences and reputations in the reinsurance industry of Messrs. Barnard, Wacek and Troiano are important factors in our ability to attract new business. We have entered into employment agreements with Messrs. Barnard, Wacek and Troiano. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Mr. Barnard, Mr. Wacek or Mr. Troiano or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. We do not currently maintain key employee insurance with respect to any of our employees.

Our business is primarily dependent upon a limited number of unaffiliated reinsurance brokers and the loss of business provided by them could adversely affect our business.

      We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five brokerage firms accounted for 55%, 64% and 66% of our gross premiums written for the years ended December 31, 2001, 2000 and 1999, respectively, in the Americas division. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

Our reliance on payments through reinsurance brokers exposes us to credit risk.

      In accordance with industry practice, we frequently pay amounts owing in respect of claims under our policies to reinsurance brokers, for payment over to the ceding insurers. In the event that a broker fails to make such a payment, depending on the jurisdiction, we might remain liable to the ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the ceding insurer pays premiums for such policies to reinsurance brokers for payment over to us, such premiums will be deemed to have been paid and the ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received such premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a degree of credit risk associated with brokers around the world.

Our computer and data processing systems may fail or be perceived to be insecure, which could adversely affect our business and damage our customer relationships.

      Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to process and make claims payments. We have a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to rapidly evaluate and commit to new business opportunities. If sustained or repeated, a system failure could result in the loss of existing or potential business relationships, or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business results.

      Our insurance may not adequately compensate us for material losses that may occur due to disruptions in our service as a result of computer and data processing systems failure. We do not maintain redundant systems or facilities for all of our services.

      In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Any well-publicized compromise of security could deter people from conducting transactions that involve transmitting confidential information to our systems. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

We may not be able to alleviate risk successfully through retrocessional arrangements and we are subject to credit risks with respect to our retrocessionaires.

      We attempt to limit our risk of loss through retrocessional arrangements, including reinsurance agreements with other reinsurers, referred to as retrocessionaires. The availability and cost of retrocessional protection is subject to market conditions, which are beyond our control. As a result, we may not be able successfully to alleviate risk through retrocessional arrangements. In addition, we are subject to credit risk with respect to our retrocessions because the ceding of risk to retrocessionaires does not relieve us of our liability to the companies we reinsured.

      We purchase reinsurance coverage to insure against a portion of our risk on policies we write directly. We expect that limiting our insurance risks through reinsurance will continue to be important to us. Reinsurance does not affect our direct liability to our policyholders on the business we write. Although our current reinsurance program is primarily maintained with reinsurers rated “A” (Excellent) or better by A.M. Best, a reinsurer’s insolvency or inability to make payments under the terms of its reinsurance agreements with us could have a material adverse effect on us. In addition, we cannot assure you that reinsurance will remain available to us to the same extent and on the same terms as are currently available.

Our business could be adversely affected as a result of political, regulatory, economic or other influences in the insurance industry.

      The insurance industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the practices and operation of insurance and reinsurance organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. insurance system at both the federal and state level. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions, including the United States and various states in the United States.

      Changes in current insurance regulation may include increased governmental involvement in the insurance industry or may otherwise change the business and economic environment in which insurance industry participants operate. In the United States, for example, the states of Hawaii and Florida have implemented arrangements whereby property insurance in catastrophe prone areas is provided through state-sponsored entities. The California Earthquake Authority, the first privately financed, publicly operated residential earthquake insurance pool, provides earthquake insurance to California homeowners.

      Such changes could cause us to make unplanned modifications of products or services, or may result in delays or cancellations of sales of products and services by insurers or reinsurers. Insurance industry participants may respond to changes by reducing their investments or postponing investment decisions, including investments in our products and services. We cannot predict the future impact of changing law or regulation on our operations; any changes could have a material adverse effect on us or the insurance industry in general.

Risks Related to Our Common Stock

Because our controlling stockholder intends to retain control, you may be unable to realize a gain on your investment in our common stock in connection with an acquisition bid.

      Fairfax, through its wholly-owned subsidiaries TIG Insurance Company and ORH Holdings Inc., owns approximately 74% of our outstanding common stock. Consequently, Fairfax is in a position to determine the outcome of corporate actions requiring stockholder approval, including:

•	electing members of our board of directors;

•	adopting amendments to our charter documents; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.

      In addition, Fairfax has provided us, and continues to provide us, with certain services. All of our directors, except for Mr. Barnard, also are directors or officers of Fairfax or certain of its subsidiaries. Conflicts of interest could arise between our company and Fairfax or one of its subsidiaries, and any conflict of interest may be resolved in a manner that does not favor us.

      Fairfax intends to retain control of us and cannot foresee any circumstances under which it would sell a sufficient number of shares of our common stock to cause it not to retain such control. In order to retain control, Fairfax may decide not to enter into a transaction in which our stockholders would receive consideration for their shares that is much higher than the cost of their investment in our common stock or the then current market price of our common stock. Any decision regarding the ownership of us that Fairfax may make at some future time will be in its absolute discretion.

Significant fluctuation in the market price of our common stock could result in securities class action claims against us.

      Significant price and value fluctuations have occurred with respect to the securities of insurance and insurance-related companies. Our common stock price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company’s securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Provisions in our charter documents and Delaware law may impede attempts to replace or remove our management or inhibit a takeover, which could adversely affect the value of our common stock.

      Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent changes in our management or a change of control that a stockholder might consider favorable and may prevent you from receiving a takeover premium for your shares. These provisions include, for example,

•	authorizing the issuance of preferred stock, the terms of which may be determined at the sole discretion of the board of directors;

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at meetings; and

•	providing that special meetings of shareholders may be called only by our board of directors, the chairman of our board of directors, our president or our secretary.

      These provisions apply even if the offer may be considered beneficial by some of our stockholders. If a change in management or a change of control is delayed or prevented, the market price of our common stock could decline.

Item 2.	Properties

      OdysseyRe’s corporate offices are located in approximately 11,759 square feet of leased office space in 140 Broadway, New York. Odyssey America’s corporate offices are located in approximately 87,645 total square feet of leased space in Stamford, Connecticut. Our other 11 locations occupy a total of approximately 46,858 square feet, all of which are leased. The Americas division operates out of offices in New York, Stamford, Mexico City, Miami, Santiago and Toronto, the Newline Syndicate operates out of offices in London, and the EuroAsia division operates out of offices in Paris, Singapore, Cologne, Stockholm, London and Tokyo.

Item 3.	Legal Proceedings

      In the normal course of our business, we may become involved in various claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were not any matters submitted to a vote of security holders during the year.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Common Stock

      The principal United States market on which the shares of our common stock are traded is the New York Stock Exchange (NYSE). Our common stock began trading on the NYSE on June 14, 2001. The high and low sales prices for our common stock for the three month period ending December 31, 2001 were $18.10 and $13.79 The high and low sales prices for our common stock for the three month period ending September 30, 2001 were $18.10 and $11.08. As of December 31, 2001, there were approximately 2,810 holders of shares of our common stock. Our common stock is also traded on the Toronto Stock Exchange.

      As of December 31, 2001, approximately 74% of our shares of common stock were owned by Fairfax through its subsidiaries, ORH Holdings Inc. (ORH Holdings) (9.5%) and TIG Insurance Company (TIG) (64.2%).

Dividends

      During 2001, we declared a dividend on our common stock of $0.025 per share, totaling $1.6 million, which was paid on October 30, 2001. On February 14, 2002, our Board of Directors declared a quarterly cash dividend of $0.025 per share payable on or before March 29, 2002, to all stockholders of record as of March 15, 2002.

      We have stated that our Board of Directors intends to establish an initial policy of declaring quarterly cash dividends on our common stock. It is expected that the quarterly cash dividend payment will be $0.025 per share, or $0.10 per share annually.

      The declaration and payment of future dividends, if any, by us will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, general business conditions and legal restrictions regarding the payment of dividends by us and other factors. The payment of dividends by us is subject to limitations imposed by laws in Connecticut, Delaware and the United Kingdom.

      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds-surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the Insurance Commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the Insurance Commissioner has approved the payment within the 30-day period. Under the Connecticut Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12 month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2002 without triggering the requirement for prior approval of regulatory authorities is approximately $82.0 million.

      U.K. law prohibits any U.K. company, including Newline, from declaring a dividend to its stockholders unless such company has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on a company’s accumulated realized profits less its accumulated realized losses. While there are no statutory restrictions imposed by the United Kingdom insurance regulatory laws upon an insurer’s ability to declare dividends, insurance regulators in the United Kingdom strictly control the maintenance of each insurance company’s solvency margin within their jurisdiction and may restrict an insurer from declaring a dividend beyond a level which the regulators determine would adversely affect an insurer’s solvency requirements. It is common practice in the United Kingdom to notify regulators in advance of any significant dividend payment.

Recent Sales Of Unregistered Securities

      None

Item 6.	Selected Financial Data

      The following selected financial data should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes that are included in this Form 10-K. GAAP financial information in the table reflects the results of operations and financial position of OdysseyRe and includes Odyssey America and ORC results from the dates the respective companies were acquired by Fairfax. The results for the year ended December 31, 1999 reflect the results of Odyssey America from April 13, 1999, the date on which it was acquired by Fairfax.

      The statutory data set forth has been derived from the statutory financial statements filed by our insurance subsidiaries with the relevant insurance departments. These statutory financial statements have been prepared in accordance with statutory accounting principles which differ from GAAP.

      The following GAAP statement of operations and balance sheet data relating to the year 1997 has been derived from our unaudited financial statements and, relating to each of the years 1998 through 2001, has been derived from our annual consolidated financial statements audited by PricewaterhouseCoopers LLP, our independent accountants. Our 1997 unaudited consolidated financial statements include all adjustments which in management’s opinion are necessary for fair presentation of our financial position as of December 31, 1997 and the results of operations for the year ended December 31, 1997. Consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the three years ended December 31, 2001, and related notes, appear in this Form 10-K beginning at page 46.

      We encourage you to read the consolidated financial statements included in this Form 10-K because they contain our complete financial statements for the periods presented. The results of operations for the year ended December 31, 2001 are not necessarily indicative of future results.

	Years ended December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands, except per share data)
GAAP Statement of Income Data:
Gross premiums written	$1,153,606	$862,166	$654,518	$271,975	$218,452
Net premiums written	984,650	701,334	502,622	212,758	197,425
Net premiums earned	900,537	681,831	508,408	216,566	210,038
Net investment income	114,600	126,593	121,169	62,839	61,406
Net realized investment gains	13,313	23,611	4,783	53,491	48,131
Other income, net	755	3,839	11,586	7,087	7,261

Total revenues	1,029,205	835,874	645,946	339,983	326,836

Losses and loss adjustment expenses	725,767	503,464	383,883	166,052	145,388
Acquisition costs	248,425	198,570	136,731	53,696	53,377
Other underwriting expenses	64,694	53,254	45,772	19,643	18,418
Interest expense	5,938	—	—	—	—

Total expenses	1,044,824	755,288	566,386	239,391	217,183

(Loss) income before income taxes	(15,619)	80,586	79,560	100,592	109,653
Federal and foreign income tax (benefit) provision	(7,658)	25,795	23,526	32,127	35,589

Net (loss) income	$(7,961)	$54,791	$56,034	$68,465	$74,064

Net (loss) income per share(1)	$(0.14)	$1.14	$1.40	$1.78	$1.93

	December 31,

	2001	2000	1999	1998	1997

		(dollars in thousands, except per share data)
GAAP Balance Sheet Data:
Total investments and cash	$2,659,776	$2,641,615	$2,603,242	$1,172,679	$1,208,206
Total assets	4,648,291	4,254,103	4,079,726	1,800,341	1,846,908
Unpaid losses and loss adjustment expenses	2,720,220	2,566,396	2,569,895	1,176,292	1,238,250
Total stockholders’ equity	820,872	957,875	806,336	384,791	375,963
Book value per share(2)	12.60	19.96	16.80	10.02	9.79
Dividends per share(2)	0.03	1.77	2.46	0.94	—

	Years Ended December 31,

	2001		2000		1999		1998		1997

Selected GAAP Financial Ratios:
Losses and loss adjustment expense ratio	80.6%		73.9%		75.5%		76.7%		69.2%
Underwriting expense ratio	34.8		36.9		35.9		33.8		34.2

Combined ratio	115.4%		110.8%		111.4%		110.5%		103.4%

Selected Statutory Combined Financial Ratios:(3)
Losses and loss adjustment expense ratio	81.5%		72.8%		86.7%		74.6%		71.3%
Underwriting expense ratio	32.4		36.1		36.0		33.8		35.9

Combined ratio	113.9%		108.9%		122.7%		108.4%		107.2%

Statutory surplus	$819,537		$853,008		$855,835		$381,564		$368,367
Ratio of net premiums written to statutory surplus	1.09	x	0.71	x	0.64	x	0.55	x	0.53	x

(1)	Based on diluted weighted average shares of our common stock of 57,018,497 for the year ended December 31, 2001, 48,000,000 for the year ended December 31, 2000, 40,162,000 for the year ended December 31, 1999 and 38,400,000 for the years ended December 31, 1998 and 1997.

(2)	Based on 65,142,857 shares of our common stock outstanding at December 31, 2001, 48,000,000 shares of our common stock outstanding at December 31, 2000 and 1999 and 38,400,000 shares outstanding at December 31, 1998 and 1997.

(3)	ORC’s and Hudson’s full year results are included in the combined statutory results for 1997 through 2001. Odyssey America’s full year results are included in the combined statutory results for 1999 through 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries, ORC, Hudson, and Newline. On June 19, 2001, OdysseyRe sold 17,142,857 shares of its common stock in an initial public offering. In connection with this offering, we acquired all of the outstanding shares of Odyssey America from subsidiaries of Fairfax, our ultimate majority shareholder, for an aggregate consideration of $988.8 million, consisting of $233.6 million in cash, a $200.0 million term note and 48 million shares of our common stock. The acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become our historical financial information and the financial statements as of December 31, 1999, have been restated to reflect the re-capitalization as though it occurred at the beginning of the period.

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

      Throughout 2001 we have experienced growth opportunities in a number of areas, evidenced by our increase in gross premiums written of $291.4 million, or 33.8%, to $1,153.6 million for the year ended December 31, 2001 from $862.2 million for the year ended December 31, 2000. As a result of prolonged soft market conditions and a series of catastrophic events, both in the United States and globally, trading conditions for us have been improving and we have opportunistically expanded in certain classes of business and in certain geographic regions. Substantial expansion has occurred in the accident and health business as well as selected automobile and property lines. Internationally, our growth is principally derived from the business written through our Paris and Singapore branches. Our non-U.S. operations, including our Lloyds operations, now account for 36.9% of our premium volume.

      Due to the improved pricing environment and our continued focus on underwriting discipline, our underwriting results, excluding the effects of the terrorist attack of September 11th (event of September 11th) and the bankruptcy filing of Enron Corporation (Enron), have significantly improved. Our combined ratio including these events, was 115.4% for the year ended December 31, 2001, an increase of 4.6 percentage points over the 110.8% combined ratio for the year ended December 31, 2000. Excluding these events, our combined ratio, for the year ended December 31, 2001 improved by 7.7 percentage points to 103.1% from the 110.8% reported for the year ended December 31, 2000. This improvement is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business. Included in our underwriting results is $95.0 million related to the event of September 11th, $15.0 million related to the bankruptcy filing of Enron, and $20.6 million related to major catastrophe losses during the year. Notable catastrophe losses include the St. Louis Ice Storm, Hurricane Juliette, and Typhoon Nari.

      We, through a review of our reinsurance contracts, have evaluated and estimated our exposure arising from the event of September 11th. The estimate, included in our consolidated statements of operations for the year ended December 31, 2001, reflects a gross underwriting loss of $187.5 million, an increase of $15.8 million during the quarter ending December 31, 2001, and a net pre-tax underwriting loss of $95.0 million, an increase of $14.2 million during the quarter ending December 31, 2001, which is comprised of a reduction to net premiums written and earned of $10.3 million, an increase to net losses and loss adjustment expenses of $75.5 million, and an increase to acquisition costs and other underwriting expenses of $9.2 million. The net after tax loss, assuming a 35% tax benefit, is $61.8 million. Our estimate is based on the most recent information available; however, as additional information becomes available such estimate could be revised, potentially resulting in further adverse effects to us. Considerable time may elapse before the adequacy of our estimates can be determined. With respect to the ceded underwriting loss of $92.5 million, the reinsurance recoverable is with highly rated reinsurers and we do not foresee any potential credit risks.

      Our results including and excluding the event of September 11th and Enron for the year ended December 31, 2001 are as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2001	December 31, 2001
	Including	Excluding

Gross premiums written	$1,153,606	$1,135,106

Net premiums written	$984,650	$994,980

Net premiums earned	$900,537	$910,867

Losses and loss adjustment expenses	725,767	635,273
Acquisition costs and other underwriting expenses	313,119	303,878

Total underwriting deductions	1,038,886	939,151

Underwriting loss	$(138,349)	$(28,284)

UNDERWRITING RATIOS:
Losses and loss adjustment expenses	80.6%	69.7%
Acquisition costs and other underwriting expenses	34.8	33.4

Combined ratio	115.4%	103.1%

      We operate our business through three divisions, the Americas, EuroAsia and Newline Syndicate, which are based principally on geographic regions.

      The Americas is our largest division, accounting for $841.2 million, or 72.9%, of our gross premiums written for the year ended December 31, 2001. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative reinsurance in South America, as well as, to a limited extent, primary business in the United States through Hudson, our insurance subsidiary. The Americas division is comprised of four units, the United States, Canada, Latin America and the London branch for business incepting prior to 2001, and six offices, located in Stamford, New York City, Mexico City, Miami, Santiago and Toronto. Gross premiums written by the United States unit for the year ended December 31, 2001 were $728.1 million, an increase of $111.4 million, or 18.1%, compared to $616.7 million for the year ended December 31, 2000. Gross premiums written by the Latin American unit for the year ended December 31, 2001 were $72.3 million, an increase of $31.7 million, or 78.1%, compared to $40.6 million for the year ended December 31, 2000. The Canadian unit had gross written premiums of $16.4 million for the year ended December 31, 2001, an increase of $2.5 million, or 18.0%, compared to $13.9 million for the year ended December 31, 2000. The increases are due mainly to increased pricing both at the insurance and reinsurance levels. The London branch unit had gross premiums written of $24.4 million for the year ended December 31, 2001, a decrease of $58.4 million compared to $82.8 million for the year ended December 31, 2000. The London branch decrease is due to the re-alignment of our business across geographic regions. Business previously written by the London branch unit is being written through the Newline Syndicate division, effective July 2000, and through the EuroAsia division effective January 2001.

      The EuroAsia division was formed in 2000 as part of the realignment of our business across geographic regions. EuroAsia operates out of six offices, with principal offices in Paris and Singapore.

      For the year ended December 31, 2001, the EuroAsia division had gross premiums written of $180.5 million, or 15.7% of our gross premiums written, compared to $0.4 million for the year ended December 31, 2000. For the year ended December 31, 2001, our Paris office had gross premiums written of $109.6 million, our Singapore office had gross premiums written of $36.9 million and the London office had gross premiums written of $34.0 million. The EuroAsia division premiums are geographically dispersed mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East.

The EuroAsia division has been successful in taking advantage of the international rate increases and creating new market opportunities.

      The Newline Syndicate division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline which in turn owns and manages Syndicate 1218. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The Newline Syndicate writes reinsurance and insurance business worldwide through brokers, generating $131.9 million, or 11.4% of our gross premiums written for the year ended December 31, 2001. The increase in gross premium written of 22.4% compared to $107.8 million for the year ended December 31, 2000 was mainly in financial lines, international casualty, marine and aerospace.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the addition of loss and loss adjustment expenses incurred as a percent of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percent of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio for the year ended December 31, 2001, which includes the effects of the event of September 11th and Enron, was 115.4%, up from 110.8% for the year ended December 31, 2000. Excluding the effects of the event of September 11th and Enron, the combined ratio for the year ended December 31, 2001 was 103.1%. The year ended December 31, 2001 was significantly impacted by the event of September 11th and Enron, as previously discussed, and the following items were affected as described below.

      For the years ended December 31, 2001 and 2000, our gross premiums written were $1,153.6 million and $862.2 million, respectively. For the years ended December 31, 2001 and 2000, our net premiums written were $984.7 million and $701.3 million, respectively. For the year ended December 31, 2001, our net loss was $8.0 million, which includes a loss of $71.5 million related to the event of September 11th and Enron, compared to net income of $54.8 million for the year ended December 31, 2000. As of December 31, 2001, we had total assets of $4.6 billion and total stockholders’ equity of $820.9 million.

Revenues

      We derive our revenues from two principal sources: premiums from reinsurance assumed and insurance, net of premiums ceded (net premiums written); and income from investments. Net premiums written are earned (net premiums earned) as they are credited to revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.

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

      Our reserves for losses and loss adjustment expenses are estimates of amounts required to pay reported and unreported claims and related loss adjustment expenses. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved.

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

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Gross Premiums Written. Gross premiums written for the year ended December 31, 2001 increased by $291.4 million, or 33.8%, to $1,153.6 million from $862.2 million for the year ended December 31, 2000. Excluding premium adjustments related to the effects of the event of September 11th, gross premiums written for the year ended December 31, 2001 were $1,135.1 million. The increase in premium volume is attributable to increases in the Americas division of $87.2 million, or 11.6%, the Newline Syndicate of $24.1 million, or 22.4%, and the EuroAsia division of $180.1 million.

      The increase in premiums in the Americas division is comprised of an increase in treaty property business of $67.5 million, an increase in general casualty business of $9.0 million, an increase in the Latin American unit business of $31.7 million, an increase in primary insurance activities of $28.3 million and a decrease in facultative business of $10.8 million. These increases are attributable to improved pricing in general and specifically to certain classes of business that were substantially affected by poor industry fundamentals during the past few years. Premiums decreased in the London branch business by $58.4 million due to the transfer of business into Newline and treaty casualty business by $15.2 million in classes where pricing has not yet improved to a level of adequate profitability. Gross premiums written of $7.4 million related to the event of September 11th are included in the Americas division for the year ended December 31, 2001.

      The EuroAsia division’s gross premiums written for the year ended December 31, 2001 were $180.5 million, compared to $0.4 million for the year ended December 31, 2000. This division was not active during the first nine months of 2000. Gross premiums written of $7.6 million related to the event of September 11th are included in the EuroAsia division for the year ended December 31, 2001.

      The Newline Syndicate division’s premium increase of $24.1 million is comprised of increases in marine and aerospace business of $13.6 million and international casualty business of $14.9 million, and financial lines of $17.1 million. These increases were partially offset by a decrease in the North American casualty business of $0.3 million and the North American Binding Authority and other lines of $21.2 million. Gross premiums written of $3.5 million related to the event of September 11th are included in the Newline Syndicate division for the year ended December 31, 2001.

      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2001 increased by $8.2 million, or 5.1%, to $169.0 million from $160.8 million for the year ended December 31, 2000. The increase in ceded premiums written was primarily attributable to $28.8 million of ceded premiums relating to the event of September 11th offset by higher amounts of premiums retained under our reinsurance contracts and reductions in amounts ceded to our aggregate excess of loss contracts.

      Net Premiums Written. Net premiums written for the year ended December 31, 2001 increased by $283.4 million, or 40.4%, to $984.7 million from $701.3 million for the year ended December 31, 2000. Net premiums written represents gross premiums written less ceded premiums written and is directly influenced by the items described in the preceding sections. Net premiums written for the year ended December 31, 2001 have been decreased by $10.3 million related to the event of September 11th.

      Net Premiums Earned. Net premiums earned for the year ended December 31, 2001 increased by $218.7 million, or 32.1%, to $900.5 million from $681.8 million for the year ended December 31, 2000. This increase was a result of the factors listed above and reflects an increase in unearned premiums of $84.1 million for the year ended December 31, 2001, as compared to an increase in unearned premiums of $19.5 million for the year ended December 31, 2000. This increase in unearned premiums is associated with the increase in net premiums written. Net premiums earned have been reduced by $10.3 million related to the event of September 11th.

      Net Investment Income. Net investment income for the year ended December 31, 2001 decreased by $12.0 million, or 9.5%, to $114.6 million from $126.6 million for the year ended December 31, 2000. As a result of the decline in interest rates during the past year combined with a decrease in investment income from affiliates and other interest bearing assets, the net investment yield decreased to 4.3% in 2001 compared to 4.6% in 2000 and accounted for most of the decline in investment income.

      Net Realized Investment Gains. Net realized investment gains for the year ended December 31, 2001 decreased by $10.3 million to $13.3 million from $23.6 million for the year ended December 31, 2000. The decrease in net realized gains in 2001 was primarily related to modest gains in our equity portfolio of $3.9 million compared to $37.3 million of net realized gains on equity securities for the year ended December 31, 2000. We realized net gains on fixed income securities of $9.4 million for the year ended December 31, 2001, compared to a net realized loss of $11.7 million for the year ended December 31, 2000.

      Other Income, Net. Other income, net is comprised of amortization of positive and negative goodwill and other income or expense items. The total of these items for the year ended December 31, 2001 was $0.8 million income as compared to $3.8 million income for the year ended December 31, 2000.

      The major component of other income, net is the amortization of goodwill which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period at $2.5 million per year.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the year ended December 31, 2001 increased by $222.3 million, or 44.2%, to $725.8 million from $503.5 million for the year ended December 31, 2000. The loss and loss adjustment expense ratio for the year ended December 31, 2001 was 80.6% compared to 73.9% for the year ended December 31, 2000. Excluding the effects of the event of September 11th and Enron, losses and loss adjustment expenses for the year ended December 31, 2001 were $635.3 million compared to $503.5 million for the year ended December 31, 2000, an increase of $131.8 million, or 26.2%. Excluding the effects of the event of September 11th and Enron, which contributed $75.5 million and $15.0 million, respectively, the loss and loss adjustment expense ratio for the year ended December 31, 2001 was 69.7% compared to 73.9% for the year ended December 31, 2000. The improvement in the loss and loss adjustment expense ratio is the result of our underwriting initiatives and reinsurance price increases.

      Acquisition Costs. The acquisition ratio, i.e. acquisition expenses expressed as a percent of earned premium, was 27.6% for the year ended December 31, 2001 compared to 29.1% for the year ended December 31, 2000. The 1.5% decrease is directly attributable to the increase in premiums while continuing to negotiate for lower commission and brokerage costs. Acquisition costs for the year ended December 31, 2001 increased by $49.8 million, or 25.1%, to $248.4 million from $198.6 million for the year ended December 31, 2000. Acquisition costs of $9.2 million related to the event of September 11th are included in the Americas division for the year ended December 31, 2001.

      Other Underwriting Expenses. The other underwriting expense ratio, expressed as a percent of earned premiums, improved to 7.2% for the year ended December 31, 2001 compared to 7.8% for the year ended December 31, 2000. Other underwriting expenses for the year ended December 31, 2001 increased by $11.4 million, or 21.4%, to $64.7 million from $53.3 million for the year ended December 31, 2000.

      The increase in other underwriting expenses for the year ended December 31, 2001 compared to the year ended December 31, 2000 is largely attributable to costs associated with the establishment of our EuroAsia division branches. In addition, we recognized $2.0 million of expenses for the year ended December 31, 2001 related to our restricted stock plan.

      Interest Expense. The Company incurred interest expense of $5.9 million for the year ended December 31, 2001 related to the debt obligations issued in 2001.

      Combined Ratio. Our combined ratio, which is the sum of the loss and loss adjustment expense ratio, the acquisition ratio and other underwriting expense ratio, increased from 110.8% for the year ended December 31, 2000 to 115.4% for the year ended December 31, 2001. Excluding the effects of the event of September 11th and Enron, our combined ratio improved to 103.1% for the year ended December 31, 2001 from 110.8% for the year ended December 31, 2000. This improvement was due to the underwriting actions described above.

      Federal and Foreign Income Tax Provision. The federal and foreign income tax provision for the year ended December 31, 2001 decreased by $33.5 million to a tax benefit of $7.7 million as compared to a tax provision of $25.8 million for the year ended December 31, 2000. The tax benefit is due to the recognition of our estimated losses due to the event of September 11th and Enron.

      Excluding the effects of the event of September 11th and Enron, the federal and foreign income tax provision for the year ended December 31, 2001 would have increased by $5.1 million to $30.9 million compared to $25.8 million for the year ended December 31, 2000.

      Net Income. Net income for the year ended December 31, 2001 decreased by $62.8 million, or 114.6%, to a net loss of $8.0 million from a net income of $54.8 million for the year ended December 31, 2000. Excluding the effects of the event of September 11th and Enron, net income for the year ended December 31, 2001 increased by $8.8 million, or 16.1%, to $63.6 million from $54.8 million for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Gross Premiums Written. Gross premiums written for the year ended December 31, 2000 increased by $207.7 million, or 31.7%, to $862.2 million from $654.5 million for the year ended December 31, 1999. The increase was due to the inclusion in 2000 of premiums written for the full year by Odyssey America compared to the inclusion in 1999 of premiums written from the date of April 13, 1999, the date it was acquired by Fairfax, to year end. The increase in premium volume is attributable to increases in the Americas division of $141.7 million, or 23.1%, and the Newline Syndicate division of $65.6 million, or 155.1%.

      The increase in premiums in the Americas division is comprised of the inclusion of $13.9 million Canadian branch business in 2000, an increase in the Latin American unit business of $24.2 million, which commenced full-time operations upon completing the start-up of its business in 1999, and an increase in primary insurance activities of $14.2 million. The remaining increase of $89.4 million in the Americas division is comprised of increases in its treaty business of $133.3 million, primarily specialty casualty, offset by decreases in its facultative casualty business of $44.0 million.

      The Newline Syndicate division’s premium volume increase of $65.6 million is comprised of increases in marine and aerospace of $4.6 million and international casualty business of $4.8 million, both categories previously written by the London Branch, as well as major increases in North American casualty business of $30.4 million and financial lines of $20.6 million and $5.2 million in miscellaneous lines.

      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2000 increased by $8.9 million, or 5.9%, to $160.8 million from $151.9 million for the year ended December 31, 1999. The increase in ceded premiums written was primarily due to the increased costs of our existing reinsurance program, and the increase in our gross volume.

      Net Premiums Written. Net premiums written for the year ended December 31, 2000 increased by $198.7 million, or 39.5%, to $701.3 million from $502.6 million for the year ended December 31, 1999. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the year ended December 31, 2000 increased by $173.4 million, or 34.1%, to $681.8 million from $508.4 million for the year ended December 31, 1999. This increase was a result of the factors listed above, and reflects an increase in unearned premiums of $19.5 million for the year ended December 31, 2000, as compared to a decrease in unearned premiums of $5.8 million for the year ended December 31, 1999. This increase in unearned premiums is associated with the increase in net premiums written.

      Net Investment Income. Net investment income for the year ended December 31, 2000 increased by $5.4 million, or 4.5%, to $126.6 million from $121.2 million for the year ended December 31, 1999. Net investment yield was 5.0% in 1999 compared to 4.6% in 2000.

      The increase in investment income before expenses is principally from interest on our fixed income securities of $7.7 million, short term investments of $4.4 million, and increase in other invested assets of $6.3 million, offset by the decrease in dividends on our equity securities of $5.3 million.

      Net Realized Investment Gains. Net realized investment gains for the year ended December 31, 2000 increased by $18.8 million to $23.6 million from $4.8 million for the year ended December 31, 1999. The increase in net realized gains in 2000 was primarily from our equity portfolio, which generated net gains of $37.3 million offset by net realized losses on fixed income securities and other investments. Included in net realized investment gains for the years ended December 31, 2000 and December 31, 1999 is $11.4 million and $2.1 million, respectively, of realized losses on the other than temporary write-down of certain fixed income and equity securities.

      During the fourth quarter of 2000, as of result of a downgrade of two fixed income securities, we decided to write down the value of such securities resulting in a realized loss of $11.4 million during 2000. During 1999, as a result of the fair value of two equity securities being significantly below cost for a continued period, the cost of such securities was written down to fair value resulting in a realized loss of $2.1 million during 1999.

      Other Income, Net. Other income, net is comprised of amortization of positive and negative goodwill and other income or expense items. The total of these items for the year ended December 31, 2000 was income of $3.8 million as compared to income of $11.6 million for the year ended December 31, 1999.

      The major component of other income, net is the amortization of goodwill which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period of $2.5 million in 2000, and $1.8 million in 1999, representing the period from the date of acquisition.

      The negative goodwill resulting from the acquisition of ORC was primarily related to ORC’s competitive positioning in the reinsurance market. ORC’s future as part of its former parent’s group had been in doubt for several years prior to its acquisition by Fairfax. Its position in the market had declined significantly including a substantial reduction in the business written. The negative goodwill reflects these factors and the significant investment of management time and systems changes required to strategically reposition ORC in the reinsurance market, the need to build a separate brand name and franchise value as OdysseyRe and the uncertainty of success in these efforts.

      Losses and Loss Adjustment Expenses. Losses and LAE for the year ended December 31, 2000 increased by $119.6 million, or 31.2%, to $503.5 million from $383.9 million for the year ended December 31, 1999. The loss and LAE ratio for the year ended December 31, 2000 was 73.9% compared to 75.5% for the year ended December 31, 1999.

      The decrease in the loss and LAE ratio in 2000, 73.9%, compared to 75.5% for 1999, is the result of a decrease in the loss and LAE ratio for the Americas division from 76.4% in 1999 to 72.6% in 2000, a decrease of 3.8 percentage points. This was offset by the increase in the loss and LAE ratio for the Newline Syndicate division of 83.7% in 2000 compared to 63.8% in 1999.

      The loss and LAE ratio for the year ended December 31, 2000 was impacted by incidental catastrophe losses of $6.9 million, contributing approximately 1.0% to the loss and LAE ratio. In addition, losses and LAE incurred were impacted by $7.3 million, or 1.1%, to the loss and LAE ratio associated with reserve strengthening on the discontinued book of business written by the Newline Syndicate division. Losses and LAE incurred for the year ended December 31, 1999 include $23.9 million for catastrophes, which contributed 4.7% to the loss and LAE ratio for the year ended December 31, 1999.

      Acquisition Costs. Acquisition costs for the year ended December 31, 2000 increased by $61.8 million, or 45.2%, to $198.6 million from $136.7 million for the year ended December 31, 1999. The resulting acquisition ratio, acquisition expenses expressed as a percent of earned premium, was 29.1% for the year ended December 31, 2000 compared to 26.9% for the year ended December 31, 1999. The increase in acquisition costs in 2000 compared to 1999 reflects the inclusion of Odyssey America business for the full year of 2000 and increased volume activity for the Newline Syndicate division, as compared to the inclusion of Odyssey America business in 1999 since the date it was acquired. The increase in the acquisition ratio in 2000 compared to 1999 is the result of an increase in 2000 compared to 1999 in the amount of proportional treaty and facultative business with ceding commissions relative to the business without ceding commissions.

      Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2000 increased by $7.5 million, or 16.3%, to $53.3 million from $45.8 million for the year ended December 31, 1999. The other underwriting expense ratio, expressed as a percent of premiums earned, was 7.8% for 2000 compared to 9.0% for 1999.

      The increase in other underwriting expenses for 2000 compared to 1999 is attributable to the inclusion of Odyssey America for the full year of 2000 compared to the inclusion of Odyssey America in 1999 from its acquisition date of April 1999. The reduction in the expense ratio between 2000 and 1999 is primarily the result of the increase in net earned premium in 2000 compared to 1999.

      Federal and Foreign Income Tax Provision. Federal and foreign income tax provision for the year ended December 31, 2000 increased by $2.3 million, or 9.6%, to $25.8 million from $23.5 million for the year ended December 31, 1999.

      The effective tax rates for the years ended December 31, 2000 and 1999 were 32.0% and 29.6%, respectively. The increase in the effective tax rate was due to the decrease in the dividend received deduction and tax exempt income in 2000 compared to 1999.

      Net Income. Net income for the year ended December 31, 2000 decreased by $1.2 million, or 2.2%, to $54.8 million from $56.0 million for the year ended December 31, 1999.

Liquidity

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued a $200.0 million term note to a subsidiary of Fairfax. We have paid interest on the term note at a rate of 225 basis points over the three month London Interbank Offered Rate (LIBOR). Under the terms of the term note, we have the right to prepay all or part of the principal amount outstanding under the term note at anytime without bonus or penalty. We have partially prepaid the principal amount outstanding under the term note and as of December 31, 2001, the principal amount outstanding was $50.0 million.

      We have also issued $100.0 million aggregate principal amount of senior notes pursuant to a private placement with a fixed interest rate of 7.49%. Interest payments are due semi-annually on May 31st and November 30th starting in 2002. Immediately following the issuance of these 7.49% senior notes, we entered into an interest rate swap agreement with Bank of America N.A. This transaction has enabled us to convert the fixed 7.49% interest rate obligation to a variable interest rate of LIBOR plus 263 basis points. The proceeds from the sale of the senior notes was used to prepay part of the principal amount outstanding under the $200.0 million term note.

      In addition, we entered into a $50.0 million credit agreement with Bank of America, N.A. and J.P. Morgan Chase Bank on December 31, 2001. The entire $50.0 million in proceeds was used to prepay part of the principal amount outstanding under the $200.0 million term note. The agreement has been amended as of January 31, 2002. The entire principal amount outstanding under the credit agreement is due January 31, 2005.

      Pursuant to a postponement agreement, principal payments related to the term note will not commence prior to payment of all amounts owing under the credit agreement. We currently anticipate that the outstanding principal amount of $50.0 million related to the term note will be paid in 2005.

      In connection with the business of our Newline Syndicate division, we executed a secured letter of credit in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. At December 31, 2001, the letter of credit was valued at 57.5 million British sterling pounds, or $83.7 million, and was secured by a pledge of $94.6 million of our investment securities.

      On September 28, 2001, our Board of Directors declared a quarterly cash dividend of $0.025 per share. The total dividend of approximately $1.6 million was paid on October 30, 2001 to all shareholders of record as of October 15, 2001. On February 14, 2002, our Board of Directors declared a quarterly cash dividend of $0.025 per share payable on or before March 29, 2002, to all stockholders of record as of March 15, 2002.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our credit ratings as of December 31, 2001 were: A.M. Best Company, Inc.: A; and Standard & Poor’s Rating services: A-.

Cash Flow and Investments

      Cash flows from operating activities principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash used in operations was $49.4 million for the year ended December 31, 2001 and $113.6 million for the year ended December 31, 2000 primarily due to payment during the respective periods of losses incurred by Odyssey America and its subsidiaries.

      Cash used in operations for underwriting activity decreased for the year ended December 31, 2001 as compared to the year ended December 31, 2000 principally for the payment of losses which exceeded premium collections in both periods. This is a direct result of our underwriting actions in previous years which reduced premium volume. However, cash flow in the fourth quarter of 2001 was positive and despite the substantial improvements in our combined ratio, excluding the effects of the event of September 11th and Enron, we are still in a transition period until current underwriting year cash flows exceed the effects of prior years.

      Total cash proceeds from investing activities for the year ended December 31, 2001 were $229.1 million compared to $218.8 million from investment activities for the year ended December 31, 2000. The increase in cash proceeds from investing activities is mainly due to a change in the mix of short-term investments and cash and cash equivalents. Net proceeds to OdysseyRe related to the initial public offering were $51.3 million for the year ended December 31, 2001. Cash and cash equivalents were $375.1 million and $154.5 million, at December 31, 2001 and 2000, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 14.8% and 13.3% at December 31, 2001 and December 31, 2000, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.0 billion as of December 31, 2001. Total investments, cash and cash equivalents amounted to $2.7 billion as of

December 31, 2001. The fixed income securities portfolio has a weighted average of AA, security rating as measured by S&P.

Stockholders’ Equity

      Stockholders’ equity decreased by $137.0 million, or 14.3%, to $820.9 million as at December 31, 2001 from $957.9 million as of December 31, 2000, mainly as a result of the re-capitalization of OdysseyRe at the time of the initial public offering in June 2001. The decrease was attributable to the issuance of $200.0 million of debt, an $11.8 million decrease resulting from a higher unrealized loss on foreign exchange, net of deferred income taxes and a net loss of $8.0 million for the year ended December 31, 2001, which includes a loss of $71.8 million related to the event of September 11th and Enron. The decrease is partially offset by an increase of $16.8 million in unrealized appreciation, net of deferred income taxes, in our investment portfolio, and the net proceeds from the initial public offering of $51.3 million.

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of December 31, 2001, our $2.7 billion investment portfolio is comprised of $2.0 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

      Our fixed income securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities portfolios fall and vice versa.

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of December 31, 2001 and December 31, 2000, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2001			As of December 31, 2000

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$1,812.8	$(216.0)	(10.6)%	$1,889.9	$(229.3)	(10.8)%
100 basis point rise	1,907.1	(121.7)	(6.0)	1,998.9	(120.3)	(5.7)
Base Scenario	2,028.8	—	—	2,119.2	—	—
100 basis point decline	2,221.4	192.6	9.5	2,320.4	201.2	9.5
200 basis point decline	2,460.5	431.7	21.3	2,573.1	453.9	21.4

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This reflects significant exposure to fixed income securities containing a put feature. In total these securities represent approximately 50% and 47% of the fair market value of the total fixed income portfolio as of December 31, 2001 and December 31, 2000, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

Disclosure about Limitations of Interest Rate Sensitivity Analysis

      Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.

      Certain shortcomings are inherent in the method of analysis presented in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and no change in individual issuer credit spreads.

Credit Risk

      We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

      At December 31, 2001 and December 31, 2000, 97.1% and 98.4%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 2.9% and 1.6%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of December 31, 2001 and December 31, 2000, 7.2% and 5.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 5.3% and 3.4% on December 31, 2001 and 2000, respectively of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a total $14.1 million at December 31, 2001 and $8.9 million at December 31, 2000 decline in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2001 and December 31, 2000, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $268.0 million and $160.0 million, respectively, or 10.1% and 6.1%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 7.0% and 5.8% as of December 31, 2001 and December 31, 2000, respectively, of our investment portfolio, including cash and cash equivalents. As of December 31, 2001, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $27.0 million dollar decline in the fair value of the total investment portfolio.

      Included above in securities denominated in foreign currencies are Japanese yen denominated securities, which at December 31, 2001 had a U.S. dollar equivalent market value of $23.2 million. We have entered into Japanese yen forward sale contracts to hedge against a fall in value of the Japanese yen denominated securities versus the U.S. dollar. The Japanese yen forward contracts are for an aggregate amount of 1.7 billion Japanese yen at an average forward rate of 114.1 yen or a U.S. dollar equivalent amount of $15.3 million.

Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 142, “Goodwill and Other Intangible Assets”. SFAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. In addition, in June 2001, the FASB issued SFAS 141, “Business Combinations” which requires full amortization of negative goodwill at the time the pronouncement is implemented. These statements are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management has determined that the goodwill of $18.3 million reflected in other assets as of December 31, 2001 has an indefinite life and is not impaired; accordingly, we will not amortize our goodwill during 2002. We have negative goodwill of $36.9 million reflected in other liabilities as of December 31, 2001, which will fully amortize at the beginning of 2002, resulting in a corresponding increase of $36.9 million to our stockholders’ equity.

Item 7(a).	Quantitative and Qualitative Disclosures About Market Risk

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

ODYSSEY RE HOLDINGS CORP.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Odyssey Re Holdings Corp.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 28, 2002

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,030,561 and $2,155,361, respectively)	$2,028,758	$2,119,226
Equity securities:
Common stocks, unaffiliated, at fair value (cost $77,416 and $49,558, respectively)	71,578	54,527
Common stocks, affiliated, at equity (cost $117,535 and $81,831, respectively)	119,490	83,338
Short-term investments, at cost which approximates fair value	19,648	196,562
Other invested assets (cost $48,013 and $35,309, respectively)	45,160	33,435
Cash and cash equivalents	375,142	154,527

Total investments and cash	2,659,776	2,641,615
Investment income due and accrued	27,466	28,436
Reinsurance balances receivable	358,203	287,587
Reinsurance recoverable on loss payments	52,812	40,973
Reinsurance recoverable on unpaid losses	1,045,791	899,629
Prepaid reinsurance premiums	35,466	31,488
Funds held by ceding insurers	75,186	46,324
Deferred acquisition costs	79,560	59,948
Current federal and foreign income taxes	12,103	12,999
Deferred federal and foreign income taxes	204,455	173,619
Other assets	97,473	31,485

Total assets	$4,648,291	$4,254,103

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,720,220	$2,566,396
Unearned premiums	338,370	251,031
Debt obligations	200,000	—
Reinsurance balances payable	126,874	61,520
Funds held under reinsurance contracts	348,038	319,249
Other liabilities	93,917	98,032

Total liabilities	3,827,419	3,296,228

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 and 48,000,000 shares issued and outstanding, respectively	651	480
Preferred stock, 200,000,000 shares authorized; 0 shares issued and outstanding	—	—
Additional paid-in capital	793,334	920,220
Treasury stock	—	—
Unearned compensation	(5,704)	—
Accumulated other comprehensive loss, net of deferred income taxes	(12,985)	(17,990)
Retained earnings	45,576	55,165

Total stockholders’ equity	820,872	957,875

Total liabilities and stockholders’ equity	$4,648,291	$4,254,103

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except share amounts)
REVENUES
Gross premiums written	$1,153,606	$862,166	$654,518
Ceded premiums written	168,956	160,832	151,896

Net premiums written	984,650	701,334	502,622
(Increase) decrease in unearned premiums	(84,113)	(19,503)	5,786

Net premiums earned	900,537	681,831	508,408
Net investment income	114,600	126,593	121,169
Net realized investment gains	13,313	23,611	4,783
Other income, net	755	3,839	11,586

Total revenues	1,029,205	835,874	645,946

EXPENSES
Losses and loss adjustment expenses	725,767	503,464	383,883
Acquisition costs	248,425	198,570	136,731
Other underwriting expenses	64,694	53,254	45,772
Interest expense	5,938	—	—

Total expenses	1,044,824	755,288	566,386

(Loss) income before income taxes	(15,619)	80,586	79,560

Federal and foreign income tax provision (benefit):
Current	5,523	22,587	(2,883)
Deferred	(13,181)	3,208	26,409

Total federal and foreign income tax (benefit) provision	(7,658)	25,795	23,526

NET (LOSS) INCOME	$(7,961)	$54,791	$56,034

BASIC
Average shares outstanding	57,018,497	48,000,000	40,162,192

Basic (loss) earnings per share	$(0.14)	$1.14	$1.40

DILUTED
Average shares outstanding	57,018,497	48,000,000	40,162,192

Diluted (loss) earnings per share	$(0.14)	$1.14	$1.40

COMPREHENSIVE INCOME (LOSS)
Net (loss) income	$(7,961)	$54,791	$56,034
Other comprehensive income (loss), net of tax	5,005	135,878	(163,097)

Comprehensive (loss) income	$(2,956)	$190,669	$(107,063)

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except share amounts)
COMMON STOCK
Balance, beginning of year	$480	$480	$384
Proceeds from initial public offering	171	—	—
Other	—	—	96

Balance, end of year	651	480	480

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	920,220	874,350	227,538
Net effect of initial public offering	(126,886)	—	—
Acquisition of Odyssey America	—	—	645,656
Capital contribution	—	45,870	—
Other	—	—	1,156

Balance, end of year	793,334	920,220	874,350

TREASURY STOCK
Balance, beginning of year	—	—	—
Purchases during the year	7,708	—	—
Reissuance	(7,708)	—	—

Balance, end of year	—	—	—

UNEARNED COMPENSATION
Balance, beginning of year	—	—	—
Issuance of restricted stock	(7,708)	—	—
Amortization during the year	2,004	—	—

Balance, end of year	(5,704)	—	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of year	(17,990)	(153,868)	9,229
Net increase (decrease) during the year	5,005	135,878	(163,097)

Balance, end of year	(12,985)	(17,990)	(153,868)

RETAINED EARNINGS
Balance, beginning of year	55,165	85,374	147,640
Net (loss) income	(7,961)	54,791	56,034
Dividends to stockholders	(1,628)	(85,000)	(118,300)

Balance, end of year	45,576	55,165	85,374

TOTAL STOCKHOLDERS’ EQUITY	$820,872	$957,875	$806,336

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of year	48,000,000	48,000,000	38,400,000
Issued during period	17,142,857	—	9,600,000

Balance, end of year	65,142,857	48,000,000	48,000,000

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
OPERATING ACTIVITIES
Net (loss) income	$(7,961)	$54,791	$56,034
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Reinsurance balances and funds held, net	(17,174)	(39,808)	37,215
Unearned premiums	83,362	22,444	(871)
Unpaid losses and loss adjustment expenses	7,661	(164,760)	(228,936)
Federal and foreign income taxes	(12,286)	35,166	16,914
Other assets and liabilities, net	(70,703)	11,259	26,700
Deferred acquisition costs	(19,612)	(3,267)	(2,146)
Net realized investment gains	(13,313)	(23,611)	(4,783)
Amortization of restricted stock	2,004	—	—
Bond premium amortization, net	(1,370)	(5,767)	(9,797)

Net cash used in operating activities	(49,392)	(113,553)	(109,670)

INVESTING ACTIVITIES
Maturities of fixed income securities	1,008	23,885	42,016
Sales of fixed income securities	424,597	645,946	1,354,852
Purchases of fixed income securities	(300,715)	(482,599)	(997,847)
Sales of equity securities	22,475	178,489	17,624
Purchases of equity securities	(83,042)	(17,681)	(148,849)
Purchases of other invested assets	(12,179)	(3,727)	—
Decrease (increase) in short-term investments	176,914	(125,563)	23,933
Odyssey America cash and cash equivalents acquired	—	—	13,927

Net cash provided by investing activities	229,058	218,750	305,656

FINANCING ACTIVITIES
Net proceeds from public offering	51,285	—	—
Additional borrowings	150,000	—	—
Repayments of principal	(150,000)	—	—
Loan receivable	(1,000)	—	—
Purchase of treasury stock	(7,708)	—	—
Dividends	(1,628)	(85,000)	(118,300)

Net cash provided by (used in) financing activities	40,949	(85,000)	(118,300)

Increase in cash and cash equivalents	220,615	20,197	77,686
Cash and cash equivalents, beginning of year	154,527	134,330	56,644

Cash and cash equivalents, end of year	$375,142	$154,527	$134,330

Supplemental disclosures:
Capital contribution	$—	$45,870	$—

      On April 13, 1999, Fairfax purchased all of the capital stock of Odyssey America. In conjunction with the acquisition, the fair value of assets acquired was $2.6 billion and liabilities was $2.0 billion. This acquisition had no effect on the cash flow of the Company. Refer to note 5 of the notes to the consolidated financial statements. The Company issued $200.0 million in debt obligations in June 2001 in connection with the offering.

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for its wholly-owned subsidiary Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, Odyssey Reinsurance Corporation (“ORC”), TIG Re UK Holdings Corporation (“UK Holdings”), Newline Underwriting Management Limited (“Newline”) and Hudson Insurance Company (“Hudson”).

      On June 19, 2001, the Company sold 17,142,857 shares of its common stock (26% of the total shares of common stock outstanding as of December 31, 2001) in an initial public offering (the “offering”). In connection with the offering, all the outstanding shares of Odyssey America were acquired by the Company from subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), the Company’s ultimate majority shareholder, for aggregate consideration of $988.8 million, consisting of $233.6 million in cash, $200.0 million in a term note and 48 million shares of the Company’s common stock. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become the Company’s historical financial information and the financial statements as of December 31, 2000 have been restated to reflect the re-capitalization as though it occurred at the beginning of the period. The Company retained $51.3 million of the net proceeds from the offering. In connection with the offering, the Company granted restricted shares of its stock and stock options to various executives and employees, as further described in note 11.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.

      On September 28, 2001, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share. The total dividend of approximately $1.6 million was paid on October 30, 2001 to all shareholders of record as of October 15, 2001. On February 14, 2002, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share payable on or before March 29, 2002, to all stockholders of record as of March 15, 2002.

2.     Significant Events

      The Company, through a review of its reinsurance contracts, has evaluated and estimated its exposure arising from the terrorist attack of September 11, 2001 (“event of September 11th”). The estimate included in the Company’s consolidated statements of operations for the year ended December 31, 2001 reflects a gross underwriting loss of $187.5 million and a net pre-tax underwriting loss of $95.0 million which is comprised of a reduction to net premiums written and earned of $10.3 million, an increase to losses and loss adjustment expenses of $75.5 million and an increase to acquisition costs of $9.2 million. The after tax loss, assuming a 35% tax rate, is $61.8 million. The Company’s estimate is based on the most recent information available; however, as additional information becomes available such estimate could be revised, potentially resulting in further adverse effects to the Company. Considerable time may elapse before the adequacy of the Company’s estimates can be determined. With respect to the ceded underwriting loss of $92.5 million, the reinsurance recoverable is with highly rated reinsurers and the Company does not foresee any potential credit risks.

      The Company estimated a $15.0 million gross and net loss and loss adjustment expense incurred in relation to its exposure to the bankruptcy filing of Enron Corporation. The after-tax loss, assuming a 35% tax rate, is $9.8 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Summary of Significant Accounting Policies

      Significant accounting policies followed by the Company are summarized below:

(a) All of the Company’s fixed income securities, which include bonds and notes; and equity securities, which include common stocks, are categorized as “available for sale”, and are recorded at their fair value based on quoted market prices. Unrealized appreciation or depreciation of the Company’s fixed income and equity securities, net of applicable deferred income taxes, is included in accumulated other comprehensive income. Unrealized losses which are deemed other than temporary are charged to operations. Short-term investments are carried at cost, which approximates fair value.

Realized investment gains or losses are determined on the basis of average cost. Investment income is recorded as earned.

Other invested assets include limited partnerships which are accounted for under the equity method for investments in which the Company owns greater than 3%; otherwise the cost method is used. Other invested assets also include benefit plan trust accounts which are carried at fair value.

Common stocks of affiliates are accounted for under the equity method.

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(b) Premiums are earned (net of reinsurance ceded) over the terms of the related insurance policies and reinsurance contracts or certificates. Unearned premium reserves are established for the unexpired portion of insurance policies and reinsurance contracts or certificates. Such unearned premium reserves are computed by pro rata methods based on statistical data or reports received from ceding companies. Premium estimates are based on statistical and other data with subsequent adjustments recorded in the period they become known. Premium adjustments on deposit contracts and audit premiums are accrued on an estimated basis throughout the contract or policy term. Prepaid reinsurance premiums are reported as assets.

(c) Acquisition costs (net of acquisition costs ceded), consisting principally of commissions and brokerage expenses incurred on business written under insurance policies and reinsurance contracts or certificates, are deferred and amortized over the period in which the related premiums are earned. Commission adjustments are accrued based on premiums and losses recorded by the Company. Deferred acquisition costs are limited to their estimated realizable value which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on historical experience. Realizability is determined without consideration of investment income.

(d) The net assets acquired in excess of purchase price (ORC) and the purchase price in excess of net assets acquired (Odyssey America) are each amortized on a straight line basis over 10 years.

(e) The reserve for unpaid losses and loss adjustment expenses is based on reports and individual case estimates received from ceding companies. Generally accepted actuarial methodologies are utilized to determine a reserve for losses incurred but not reported on the basis of historical experience and other estimates. The reserves are reviewed continually during the year and changes in estimates are reflected in operating results currently. Accordingly, losses and loss adjustment expenses are charged to income as incurred. Reinsurance recoverables on unpaid losses and loss adjustment expenses are reported as assets. The Company uses tabular reserving for workers’ compensation liabilities that are considered fixed and determinable and discounts such reserves using an interest rate of 3.5% and standard mortality assumptions.

The reserves for losses and loss adjustment expenses are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates are based on assumptions related

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the ultimate cost to settle such claims. The Company’s reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices and management believes that such reserves are adequate. The inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, there can be no assurance that the ultimate liability will not exceed amounts reserved with a resulting adverse effect on the Company.

(f) Effective June 19, 2001, the date of the offering, the Company, and its United States subsidiaries, will file a consolidated tax return. Prior to the offering, the Company, and its United States subsidiaries, were included in the federal income tax return as part of a consolidated tax group with Fairfax Inc., an affiliate, and its other eligible subsidiaries. The federal income tax provision was allocated to each of the companies in the consolidated group, pursuant to a written agreement, on the basis of each company’s separate return taxable income.

Deferred federal income taxes are provided for temporary differences between the financial statement and tax bases assets and liabilities. Such differences relate principally to deferred acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses.

(g) Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting. The implementation of this standard has not had a material effect on the financial position or results of operation or cash flow of the Company.

(h) The Company has identified its operating segments to reflect the way that management monitors and evaluates the Company’s financial performance. The Company operates in three segments: Americas, EuroAsia and Newline. The presentation of segments for 2001, 2000 and 1999 is reflected in note 19.

(i) The Company translates the financial statements of Newline to United States dollars by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average exchange rate for the year. Translation gains or losses are recorded, net of deferred income taxes, as a component of comprehensive income.

(j) Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding, inclusive of those vested and non-vested shares granted under the OdysseyRe Restricted Share Plan and stock options that would be assumed to be exercised on the balance sheet date. Such restricted shares and stock options are not included in the calculation of diluted earnings per share, if the effect would be anti-dilutive.

(k) Payments of claims made by the Company as a reinsurer to the broker due to a reinsured company are recorded on the Company’s books as a paid loss at the time the cash is disbursed. The payment is treated as a paid claim to the reinsured. Premiums due the Company from the reinsured are recorded as receivables from the reinsured until the cash is received by the Company either directly from the reinsured or from the broker.

(l) Funds held under reinsurance treaties is an account used to record a liability arising from the Company’s receipt of a deposit from a reinsurer or withholding of a portion of the premiums due as a

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantee that a reinsurer will meet its loss and other obligations. Interest generally accrues on withheld funds in accordance with contract terms.

4.     New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 establishes new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible asset has an indefinite or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. In addition, in June 2001, the FASB issued SFAS 141, “Business Combinations” which requires full amortization of negative goodwill at the time the pronouncement is implemented. These statements are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. Management has determined that the goodwill of $18.3 million reflected in other assets as of December 31, 2001 has an indefinite life and is not impaired; accordingly, the Company will not amortize its goodwill during 2002. The Company has negative goodwill of $36.9 million reflected in other liabilities as of December 31, 2001, which will fully amortize at the beginning of 2002, resulting in a corresponding increase of $36.9 million to the Company’s stockholders’ equity.

5.     Acquisition of Odyssey America and ORC

      On May 31, 1996, Fairfax acquired all of the common stock of ORC and its wholly-owned subsidiary for $227.9 million. The acquisition was accounted for as a purchase, and on May 31, 1996, ORC had $2,168.9 million of assets and $1,857.4 million of liabilities resulting in net assets acquired in excess of purchase price (negative goodwill) of $83.6 million at the date of acquisition. Included in other liabilities in the consolidated balance sheets is the unamortized balance of net assets acquired in excess of purchase price of $36.9 million and $45.2 million at December 31, 2001 and 2000, respectively, related to this acquisition. Amortization of net assets acquired in excess of purchase price of $8.3 million is included in other income, net for the years ended December 31, 2001, 2000 and 1999.

      On April 13, 1999, Fairfax acquired all of the common stock of Odyssey America (formerly TIG Reinsurance Company) and its wholly-owned subsidiaries, UK Holdings and Newline for $646.9 million. This acquisition was accounted for as a purchase. The purchase price has been allocated to assets acquired ($2,640.9 million) and liabilities assumed ($2,019.2 million) based on estimated fair market value at the date of acquisition with the balance of $25.2 million recorded as goodwill which is being amortized over 10 years on a straight-line basis. Purchase price in excess of net assets acquired of $18.3 million and $20.9 million at December 31, 2001 and 2000, respectively, is reflected in other assets in the consolidated balance sheets. Amortization of purchase price in excess of net assets acquired of $2.6 million for each of the years ended December 31, 2001 and 2000, is included in other income, net in the consolidated statements of operations. The operating results of Odyssey America, UK Holdings and Newline have been included in the consolidated statements of operations from the date of acquisition.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Investments

      The composition of the fixed income securities, unaffiliated common stocks and short-term investments, which are carried at fair value, as of December 31, 2001 follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
Bonds
United States government and government agencies and authorities	$1,000,100	$30,445	$11,481	$1,019,064
States, municipalities and political subdivisions	3,293	44	140	3,197
Foreign governments	110,890	1,897	699	112,088
Public utilities	388,154	1,227	13,794	375,587
All other corporate	528,124	14,994	24,296	518,822

Total fixed income securities	2,030,561	48,607	50,410	2,028,758

Equity securities:
Common stocks
Banks, trusts and insurance companies	60,099	10,079	14,631	55,547
Industrial, miscellaneous and all other	17,317	172	1,458	16,031

Total common stocks, unaffiliated	77,416	10,251	16,089	71,578

Short-term investments:
United States government	14,779	—	—	14,779
All other	4,869	—	—	4,869

Total short-term investments	19,648	—	—	19,648

Total	$2,127,625	$58,858	$66,499	$2,119,984

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The composition of the fixed income securities, unaffiliated common stocks and short-term investments, which are carried at fair value, as of December 31, 2000 follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Fixed income securities:
Bonds
United States government and government agencies and authorities	$1,078,581	$11,076	$10,156	$1,079,501
States, municipalities and political subdivisions	12,484	178	200	12,462
Foreign governments	40,774	1,078	229	41,623
Public utilities	419,724	97	14,911	404,910
All other corporate	603,798	3,994	27,062	580,730

Total fixed income securities	2,155,361	16,423	52,558	2,119,226

Equity securities:
Common stocks
Banks, trusts and insurance companies	35,415	6,483	1,665	40,233
Industrial, miscellaneous and all other	14,143	2,935	2,784	14,294

Total common stocks, unaffiliated	49,558	9,418	4,449	54,527

Short-term investments:
United States government	161,299	—	—	161,299
All other	35,263	—	—	35,263

Total short-term investments	196,562	—	—	196,562

Total	$2,401,481	$25,841	$57,007	$2,370,315

      The fair value of fixed income and equity securities are based on the quoted market prices of the investments as of the close of business on December 31 of the respective years.

      The amortized cost and fair value (both in thousands) of fixed income securities as of December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from maturities shown below which consider the existence of call features or put features. In the case of securities that are subject to early call by the issuer, the actual maturity used below will be shorter than the contractual maturity if the issuer exercises its call feature. Total securities subject to call represent 3% of total fair value. In the case of securities containing put features, the actual maturity will be longer than the put date maturity used below if the investor elects not to exercise its put feature but to hold the security to its final maturity date. Total securities containing the put feature represent 50% of total fair value.

	Amortized	Fair
	Cost	Value

Due in one year or less	$48,076	$48,107
Due after one year through five years	612,992	624,396
Due after five years through ten years	1,180,402	1,190,505
Due after ten years	189,091	165,750

Total fixed income	$2,030,561	$2,028,758

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net investment income for the years ended December 31, 2001, 2000 and 1999 follows (in thousands):

	2001	2000	1999

Interest on fixed income securities	$123,053	$131,687	$124,012
Dividends on equity securities	9,028	4,839	10,167
Interest on short-term investments	12,537	11,530	7,096
Other	1,037	7,416	1,143

Gross investment income	145,655	155,472	142,418
Investment expenses	7,529	7,163	4,334
Interest on funds held under reinsurance contracts	23,526	21,716	16,915

Net investment income	$114,600	$126,593	$121,169

      The proceeds from the sales of investments were $0.4 billion, $0.8 billion and $1.4 billion for the years ended December 31, 2001, 2000 and 1999.

      The components of gross and net realized investment gains (losses) for the years ended December 31, 2001, 2000 and 1999 follows (in thousands):

	2001	2000	1999

Fixed income securities:
Gains	$10,595	$4,799	$14,036
Losses	1,208	16,525	16,402

Net	9,387	(11,726)	(2,366)

Equity securities:
Gains	7,317	38,069	11,387
Losses	3,385	724	3,083

Net	3,932	37,345	8,304

Other securities:
Gains	20	282	881
Losses	26	2,290	2,036

Net	(6)	(2,008)	(1,155)

Total realized gains (losses):
Gains	17,932	43,150	26,304
Losses	4,619	19,539	21,521

Net	$13,313	$23,611	$4,783

      Included in gross losses for the years ended December 31, 2000 and 1999, is $11.4 million and $2.1 million, respectively, related to realized losses on the other than temporary write-down of certain fixed income and equity securities.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes in unrealized net appreciation (depreciation) on investments, and the related tax effect, for the years ended December 31, 2001, 2000 and 1999 follows (in thousands):

	2001	2000	1999

Fixed income securities	$34,332	$191,950	$(242,976)
Equity securities	(7,644)	16,113	(14,677)
Other invested assets	(777)	241	(267)

Subtotal	25,911	208,304	(257,920)
(Provision) benefit for deferred income taxes	(9,068)	(72,906)	90,272

Net change in unrealized net appreciation (depreciation) of investments reflected in stockholders’ equity	$16,843	$135,398	$(167,648)

      Fixed income securities carried at $231.0 million as of December 31, 2001 were on deposit with various state regulatory authorities to comply with insurance laws.

      The Company purchased Japanese yen forward sale contracts for an amount of 1.7 billion Japanese yen at an average forward rate of 114.1 yen to provide a hedge against investments the Company owns in Japanese yen. The total U.S. dollar notional value is $15.3 million and the total discount is $2.4 million. The fair value of the contracts of $1.5 million at December 31, 2001 is based on the difference between the actual exchange rate on the date of valuation and the discounted notional value of the contract. The Company believes that any fluctuations in its Japanese investments will not have a material effect on the financial statements.

      Common stocks, affiliated as of December 31, 2001, include the Company’s investments in TRG Holding Corporation (27.5% owned by Fairfax and its affiliates, including 13.0% owned by the Company), The HUB Group Limited (36.8% owned by Fairfax and its affiliates, including 22.6% owned by the Company) and Zenith National Insurance Corporation (42.0% owned by Fairfax and its affiliates, including 6.5% owned by the Company).

7.     Retrocessions

      The Company utilizes retrocessional agreements principally to increase aggregate premium capacity, to reduce and spread the risk of loss on insurance and reinsurance underwritten and to limit its exposure with respect to multiple claims arising from a single occurrence. There is a contingent liability with respect to reinsurance which would become an ultimate liability of the Company in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements in force. Reinsurance recoverables are recorded as assets, based on the Company’s evaluation of the retrocessionaires’ ability to meet their obligations under the retrocession agreement. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, assumed, ceded and net amounts (in thousands and inclusive of amounts in note 8) for these items follows:

	2001

	Direct	Assumed	Ceded	Net

Premiums written	$110,426	$1,043,180	$168,956	$984,650
Premiums earned	99,377	971,791	170,631	900,537

	2000

	Direct	Assumed	Ceded	Net

Premiums written	$78,223	$783,943	$160,832	$701,334
Premiums earned	64,744	771,409	154,322	681,831

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1999

	Direct	Assumed	Ceded	Net

Premiums written	$28,398	$626,120	$151,896	$502,622
Premiums earned	33,725	639,693	165,010	508,408

      The Company has established a reserve for potentially uncollectible reinsurance recoverables. The reserve is based upon an evaluation of each retrocessionaire and estimates related to collectibility of individual balances. The reserve as of December 31, 2001 and 2000 was $29.9 million, and has been netted against reinsurance recoverable on loss payments.

      The Company markets its reinsurance products worldwide primarily through reinsurance brokers as well as directly to its customers. The Company’s five largest reinsurance brokerage firms accounted for an aggregate of approximately 55%, 64% and 66% of gross premiums written for the years ended December 31, 2001, 2000, and 1999, respectively, in the Americas division. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

      ORC is the beneficiary of a stop loss reinsurance agreement with ORC Re Ltd., a wholly owned subsidiary of Fairfax (the “1995 Stop Loss Agreement”). Pursuant to the agreement, ORC ceded premium of $60.5 million for an aggregate limit of $175.0 million in excess of its December 31, 1995 reserves for unpaid losses and allocated loss adjustment expenses and potentially uncollectible reinsurance recoverables. Ceded losses and loss adjustment expenses incurred for the years ended December 31, 2001, 2000, and 1999 of $19.0 million, $16.0 million and $17.6 million, respectively, related to the stop loss agreement are included in the accompanying statements of operations and note 8. Reinsurance recoverable on unpaid losses related to this agreement of $105.0 million and $86.0 million as of December 31, 2001 and 2000, respectively, are reflected in the accompanying balance sheets and is secured by letters of credit or cash.

      Odyssey America has purchased whole account stop loss retrocessional protection related to its 1994 and 1996 through 2001 results. The contracts provide loss recovery in excess of a contractual ratio of incurred losses and acquisition costs as a percentage of earned premiums.

8.     Related Party Transactions

      The Company and its subsidiaries have entered into various reinsurance arrangements with their affiliates. The approximate amounts included in (deducted from) income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded follows (in thousands):

	2001	2000	1999

Assumed:
Premiums written	$38,018	$19,223	$17,457
Premiums earned	32,740	23,682	25,411
Losses and loss adjustment expenses	30,430	(8,202)	29,772
Acquisition costs	7,042	7,082	6,031
Reinsurance payable on loss payments	6,108	9,821	8,330
Reinsurance balances receivable	6,728	1,043	4,350
Unpaid losses and loss adjustment expenses	178,311	201,164	260,938
Unearned premiums	12,670	7,392	4,965

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

Ceded:
Premiums written	11,517	5,786	6,535
Premiums earned	10,570	10,584	11,278
Losses and loss adjustment expenses	42,201	24,323	24,677
Acquisition costs	1,937	1,447	1,905
Ceded reinsurance balances payable	4,688	1,051	4,877
Reinsurance recoverable on loss payments	2,088	2,672	7,881
Reinsurance recoverable on unpaid losses	137,402	100,283	80,822
Prepaid reinsurance premiums	1,071	124	4,439

      Investment management agreements have been entered into between the Company and its subsidiaries and Hamblin Watsa Investment Counsel, Ltd. (“Hamblin Watsa”), a wholly owned subsidiary of Fairfax. Pursuant to the agreements, basic and incentive fees, based upon total invested assets, are paid to Hamblin Watsa. For the years ended December 31, 2001, 2000 and 1999, $3.6 million, $2.3 million and $2.3 million, respectively, of such fees are included in investment expenses.

      The Company paid administrative fees to Fairfax Inc. for services provided to the Company. For the years ended December 31, 2001, 2000 and 1999, $2.3 million, $2.8 million and $1.7 million, respectively of administration fees were incurred.

      Current federal and foreign income taxes are recoverable from Fairfax Inc. of $7.0 million as of December 31, 2001 and $8.0 million as of December 31, 2000.

      In addition to the amounts in the consolidated balance sheets are amounts receivable related to expense sharing arrangements with affiliates of $4.7 million and $0.9 million as of December 31, 2001 and 2000, respectively, and payable to affiliates of $4.3 million and $4.5 million as of December 31, 2001 and 2000, respectively.

      In addition to the amounts in the table above, the Company has a receivable from ORC Re Ltd. of $64.8 million which represents transactions for certain reinsurance agreements.

      Management believes that the revenues and expense related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

9.     Accumulated Other Comprehensive Income (Loss)

      The following table shows the components of the change in accumulated other comprehensive income (loss) for years ending December 31, 2001 and 2000 (in thousands):

	2001	2000

Beginning balance of accumulated other comprehensive loss	$(17,990)	$(153,868)

Beginning balance of foreign currency translation adjustments	2,480	2,000
Ending balance of foreign currency translation adjustments	(9,358)	2,480

Current period change in foreign currency translation adjustments	(11,838)	480

Beginning balance of unrealized net losses on securities	(20,470)	(155,868)
Ending balance of unrealized net losses on securities	(3,627)	(20,470)

Current period change in unrealized net gains on securities	16,843	135,398

Current period change in accumulated other comprehensive income	5,005	135,878

Ending balance of accumulated other comprehensive loss	$(12,985)	$(17,990)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income for the periods ending December 31, 2001, 2000, and 1999 are shown in the following table (in thousands):

	2001	2000	1999

Net (loss) income	$(7,961)	$54,791	$56,034

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(18,212)	(152)	4,344
Unrealized gains (losses) on securities arising during the period	32,636	127,242	(244,728)
Less: reclassification adjustment for realized (losses) gains included in net income	(6,724)	81,062	(13,192)

Other comprehensive income (loss), before tax	7,700	208,152	(253,576)

Tax benefit from foreign currency translation	6,374	632	207
Tax (expense) benefit from unrealized gains (losses) arising during the period	(11,423)	(44,534)	85,655
Tax benefit (expense) from realized gains (losses) included in net income	2,354	(28,372)	4,617

Total tax (expense) benefit	(2,695)	(72,274)	90,479

Other comprehensive income (loss), net of tax	5,005	135,878	(163,097)

Comprehensive (loss) income	$(2,956)	$190,669	$(107,063)

10.     Earnings Per Share

      Net income per common share has been computed in the following table based upon weighted average common shares outstanding:

	2001	2000	1999

Net (loss) income (in thousands)	$(7,961)	$54,791	$56,034

Weighted average shares outstanding — basic and diluted	57,018,497	48,000,000	40,162,192

Net (loss) income per common share:
Basic	$(0.14)	$1.14	$1.40

Diluted	$(0.14)	$1.14	$1.40

      The weighted average shares outstanding with respect to shares of the Company’s common stock granted under the OdysseyRe Restricted Share Plan and stock options under the OdysseyRe Stock Option Plan that would be assumed to be exercised at December 31, 2001, were excluded from the Company’s diluted earnings per share as they are anti-dilutive.

11.     Employee Benefits

      The Company maintains a qualified, noncontributory, defined benefit pension plan (the Plan) covering substantially all employees who have reached age twenty-one and who have completed one year of service. Contributions to the Plan are based on the maximum amounts that can be deducted for federal income tax purposes using actuarial cost methods and assumptions different from those used for financial reporting.

      The amortization period for unrecognized pension costs and credits, including prior service costs, if any, and actuarial gains and losses, is based on the remaining service period for those employees expected to

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive pension benefits. Actuarial gains and losses result when actual experience differs from that assumed or when actuarial assumptions are changed.

      The following tables set forth the Plan’s funded status and amounts recognized in the Company’s consolidated financial statements as of December 31, 2001 and 2000.

      The following table summarizes the status of these plans (in thousands):

	2001	2000

Change in projected benefit obligation:
Benefit obligation at beginning of year	$19,968	$22,806
Service cost	1,117	1,090
Interest cost	1,524	1,690
Actuarial loss (gain)	2,258	(4,191)
Benefits paid	(1,540)	(842)
Other	597	(585)

Benefit obligation at end of year	$23,924	$19,968

Change in discount rate	(.75)%	.25%

Change in plan assets:
Fair value of plan assets at beginning of year	$20,892	$19,656
Actual return on plan assets	3,372	1,398
Actual contributions during the year	—	680
Benefits paid	(1,540)	(842)

Fair value of plan assets at end of year	$22,724	$20,892

Funded status	$(1,199)	$925
Unrecognized prior service cost	116	(535)
Unrecognized net gain	(6,974)	(8,046)

Accrued pension cost	$(8,057)	$(7,656)

      Net periodic pension cost included the following components (in thousands):

	2001	2000	1999

Service cost	$1,117	$1,090	$1,201
Interest cost	1,524	1,690	1,606
Return on assets	(1,596)	(1,479)	(1,344)
Net amortization and deferral	(644)	(168)	—

Net pension cost	$401	$1,133	$1,463

Weighted average discount rate	7.00%	7.75%	7.50%
Rate of increase of future compensation levels	5.73%	5.80%	5.73%
Expected long term rate of return on Plan assets	7.00%	7.75%	7.50%

      The Company also maintains non-qualified excess benefit plans that provide officers and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following tables set forth the amounts recognized in the Company’s consolidated financial statements as of December 31, 2001 and 2000:

      The following table summarizes the status of these plans (in thousands):

	2001	2000

Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,178	$7,995
Service cost	331	307
Interest cost	664	573
Actuarial loss (gain)	1,640	(150)
Benefits paid	(592)	(547)

Benefit obligation at end of year	$10,221	$8,178

Change in discount rate	(.50)%	.25%

Change in plan assets:
Fair value of plan assets at beginning of year	$74	$66
Actual contributions during the year	596	555
Benefits paid	(592)	(547)

Fair value of plan assets at end of year	$78	$74

Funded status	$(10,142)	$(8,104)
Unrecognized transition obligation	2,503	417
Unrecognized net loss	348	931

Accrued pension cost	$(7,291)	$(6,756)

      Net periodic pension cost included the following components (in thousands):

	2001	2000	1999

Service cost	$331	$307	$216
Interest cost	664	573	539
Recognized net actuarial loss	68	72	73
Net amortization and deferral	69	55	69

Net pension cost	$1,132	$1,007	$897

Weighted average discount rate	7.00%	7.50%	7.50%

      The Company established a trust fund, included in other invested assets, in the amount of $5.4 million and $5.1 million as of December 31, 2001 and 2000, respectively, related to the non-qualified plans.

      The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by an insurance carrier, which has contracted to provide benefits under the plan. No contributions were made in 2001 and 2000.

      The Company also maintains a deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 10% of annual compensation on a pre-

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax basis. The Company contributes an amount equal to two-thirds of each employee’s pre-tax contribution up to the first 6% of pay. The maximum matching contribution is 4% of pay with certain government mandated restrictions on contributions to highly compensated employees. The Company contributed $0.8 million, $0.8 million and $0.3 million to this plan in 2001, 2000 and 1999, respectively.

      The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The accumulated unfunded liability, included in other liabilities, is $5.3 million and $4.5 million as of December 31, 2001 and 2000, respectively. The following tables set forth the amounts recognized in the Company’s consolidated financial statements as of December 31, 2001 and 2000:

      The following table summarizes the status of this plan (in thousands):

	2001	2000

Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,407	$6,341
Service cost	310	342
Interest cost	290	300
Actuarial gain	(279)	(2,410)
Benefits paid	(163)	(176)
Other	8	10

Benefit obligation at end of year	$4,573	$4,407

Change in discount rate	.25%	—

Funded status	$(4,573)	$(4,407)
Unrecognized prior service cost	304	429
Unrecognized net gain	(2,589)	(2,490)

Accrued pension cost	$(6,858)	$(6,468)

      Net periodic pension cost included the following components (in thousands):

	2001	2000	1999

Service cost	$310	$342	$340
Interest cost	290	300	400
Net amortization and deferral	(55)	(12)	160

Net pension cost	$545	$630	$900

Weighted average discount rate	7.75%	7.50%	7.50%
Rate of increase of future compensation levels	6.00%	6.00%	6.00%

      The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.5% in 2001 and decreasing to 5% in 2010 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $0.6 million and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2001. Decreasing the assumed health care cost trend rates by

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit cost for 2001 by $0.5 million and $0.1 million, respectively. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 2001 and 2000.

      During 2001, the Company adopted the OdysseyRe Restricted Share Plan which provides for the grant of restricted shares to directors and key employees of the Company. Shares granted under this plan generally vest in two equal installments beginning on the fifth and tenth anniversary of the date of grant. During 2001, 554,142 shares of restricted stock were granted to key employees. At the time of grant, the market value of the shares awarded under this plan is recorded as unearned compensation and is presented as a separate component of stockholders’ equity. The unearned compensation is charged to operations over the vesting period. The amount of compensation expense incurred for the year ended December 31, 2001 in respect to the above grants was approximately $2.0 million.

      During 2001, the Company adopted the OdysseyRe Stock Option Plan which provides for the grant of stock options to directors and key employees of the Company. Under the Plan, such options will generally vest and become exercisable in two equal installments beginning on the fifth and tenth anniversary of the date of grant. In 2001, 94,274 options were issued with an exercise price of zero. These options expire between 2003 and 2011.

      Certain employees of the Company have been granted shares of restricted common stock under the Fairfax Restricted Share Plan. The Fairfax restricted stock, which was granted from 1996 to 2000, vests over a three to ten year period. The Company has reflected $1.7 million and $0.5 million of expense for the years ended December 31, 2001 and 2000, which represents the vested portion of the restricted stock. The Company no longer participates in this plan.

12.     Federal and Foreign Income Taxes

      As a result of the initial public offering, the Company and its subsidiaries will file a consolidated tax return. Prior to the offering, Odyssey America and its U.S. subsidiaries were part of the Fairfax Inc. U.S. consolidated tax return. For financial statement purposes, taxes are computed for the Company on a separate company basis. Accordingly, for financial statement purposes, net operating loss carryovers and alternative minimum tax (“AMT”) credit carryovers are also determined and maintained on a separate company basis. Deconsolidation from the Fairfax Inc. U.S. consolidated tax group occurred upon completion of the offering, as the interest of Fairfax Inc. in the Company dropped below 80%. Under Federal tax rules, at the point of deconsolidation, the Company was allocated a $106 million net operating loss carry over resulting in a tax benefit of $37 million and a $15 million AMT credit carryover which it will take into the new consolidated tax group. The net impact on the deferred tax asset is an increase of $22 million, which has been recorded as additional paid in capital at June 19, 2001, the date of the completion of the offering. As of December 31, 2001, the Company has a net operating loss carryforward of $186.3 million, with $27.4 million expiring in 2013, $90.1 million expiring in 2020 and $68.8 million expiring in 2022.

      Pre-tax operating income from domestic companies was $25.0 million, $98.8 million and $84.9 million in 2001, 2000 and 1999, respectively. Pre-tax operating loss from foreign operations was $40.6 million, $18.2 million and $5.3 million in 2001, 2000 and 1999, respectively.

      During 2001 and 2000, the Company has reflected a current tax expense related to taxable income for the period prior to the offering. During 1999, the Company reflected a current tax benefit resulting from the utilization of net operating tax loss carrybacks, receipt of a tax settlement from prior years and a true up of its estimate of prior year’s taxes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the federal and foreign income tax provision (benefit) follows (in thousands):

	2001	2000	1999

Current:
United States	$5,523	$22,587	$(2,883)
Foreign	—	—	—

Total current income taxes	5,523	22,587	(2,883)

Deferred:
United States	(13,181)	3,208	26,409
Foreign	—	—	—

Total deferred income taxes	(13,181)	3,208	26,409

Total federal and foreign income tax (benefit) provision	$(7,658)	$25,795	$23,526

      Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of deferred federal and foreign income tax assets and liabilities follows (in thousands):

	2001	2000

Unpaid losses and loss adjustment expenses	$92,078	$97,672
Unearned premiums	18,214	15,368
Reserve for potentially uncollectible balances	12,465	10,776
Pension accrual	6,907	7,589
Net operating loss carry forward	65,190	—
Other	40,172	55,972

Total deferred tax assets	235,026	187,377

Deferred acquisition costs	27,846	20,982
Other	9,717	3,798

Total deferred tax liabilities	37,563	24,780

Net deferred tax assets	197,463	162,597
Deferred tax on accumulated other comprehensive loss	6,992	11,022

Deferred federal and foreign income tax asset	$204,455	$173,619

      Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) (in thousands):

	2001		2000		1999

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Pre-tax operating (loss) income	$(15,619)		$80,586		$79,560

Income taxes computed on pre-tax operating income	$(5,467)	35.0%	$28,206	35.0%	$27,846	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(342)	2.2	(792)	(1.0)	(3,348)	(4.2)
Amortization of purchase price	(2,041)	13.1	(2,041)	(2.5)	(2,298)	(2.9)
Other, net	192	(1.2)	422	0.5	1,326	1.7

Total federal and foreign income tax (benefit) provision	$(7,658)	49.1%	$25,795	32.0%	$23,526	29.6%

      Under the previous tax sharing agreement the Company recovered federal and foreign income taxes of $4.6 million and $9.4 million in 2001 and 2000, respectively, and paid federal and foreign income tax of $27.9 million in 1999.

      During 2000, the Company sold fixed income securities with a discounted tax basis. Such sale resulted in a potential tax liability of $45.9 million payable to Fairfax. This tax liability was forgiven by Fairfax and has been reflected as a capital contribution in 2000.

13.     Commitments and Contingencies

      The Company and its subsidiaries lease office space, furniture and equipment under long-term leases expiring through the year 2010. Minimum annual rentals follow (in thousands):

2002	$4,598
2003	5,091
2004	5,086
2005	4,706
2006	4,068
2007 and thereafter	6,178

Total	$29,727

      The amounts above are reduced by an aggregate minimum rental recovery of $3.8 million resulting from the sublease of space to other companies.

      Rental expense, before sublease income, under these operating leases was $7.8 million, $9.2 million and $11.7 million in 2001, 2000 and 1999, respectively. The Company recovered $2.8 million, $4.0 million and $3.4 million in 2001, 2000 and 1999, respectively, from subleases.

      ORC has agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to its policies where required. The agreement applies to endorsements issued from July 1, 1999 to the termination of the agreement. The agreement will terminate upon Ranger

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receiving an A.M. Best rating of A- or better, Ranger ceasing to be under the control of Fairfax, or either party giving the other party 30 days notice. Following termination of the agreement, ORC will remain liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. Fairfax has agreed to indemnify ORC for any obligation under this agreement.

      Odyssey America has agreed, as of July 14, 2000, to guarantee the performance of all of the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR becomes insolvent and CTR is not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. This guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America. Fairfax has agreed to indemnify Odyssey America for all obligations under this guarantee. Odyssey America anticipates that CTR will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee. Odyssey America terminated the guarantee effective December 31, 2001, but remains ultimately liable for contracts entered into by CTR prior to the termination date.

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, the Company has established a clean irrevocable letter of credit in favor of the Society and Council of Lloyd’s. At December 31, 2001, the letter of credit was valued at £57.5 million ($83.7 million) and was collateralized by $94.6 million of the Company’s investment securities at statement value. The letter of credit effectively secures the future contingent obligations of UK Holdings should Lloyd’s underwriting syndicate in which the Company participates incur net losses. The Company’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit.

      The Company has been named as defendant in various litigations in the ordinary course of business. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations or cash flow of the Company.

14.     Dividend Restrictions, Statutory Information and Capitalization

      Odyssey America is subject to state regulatory restrictions which limit the maximum amount of dividends payable. Odyssey America must obtain approval of the Insurance Commissioner of the State of Connecticut in order to pay in any 12-month period, “extraordinary” dividends which are defined as the greater of 10% of statutory capital and surplus as of the prior year end or net income for such prior year. Connecticut law further provides that (i) Odyssey America must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after the declaration thereof and at least ten days prior to payment and (ii) Odyssey America may not pay any dividend or distribution in excess of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without such Commissioner’s approval.

      Odyssey America did not pay any dividends during 2001 and during 2000 paid dividends of $85.0 million. The maximum amount of dividends which Odyssey America may pay to the Company in 2002 without prior approval is $82.0 million.

      The following is the consolidated statutory basis net (loss) income and policyholders’ surplus of Odyssey America and its subsidiaries, for the years ended and as of December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Net (loss) income	$(22,400)	$95,026	$45,601
Policyholders’ surplus	$819,537	$853,008	$855,835

      In 1998, the National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (“the Codification”) guidance, which will replace the current Accounting

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Connecticut (Odyssey America) and Delaware (ORC and Hudson) Insurance Departments have adopted the Codification guidance, effective January 1, 2001.

      The statutory provision for potentially uncollectible reinsurance recoverables due from unauthorized companies is reduced to the extent collateral is held by ORC or Hudson. Pursuant to indemnification agreements between the Company and ORC and Hudson, the Company provides letters of credit (LOC) and/or cash in respect of uncollateralized balances due from unauthorized reinsurers. The use of such collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware.

      As of December 31, 2001 and 2000, $7.3 million of funds held under reinsurance contracts related to cash collateral has been provided in regard to the above mentioned indemnification agreements. The Company has also provided a $20.5 million LOC to ORC and a $0.5 million LOC to Hudson as of December 31, 2001, of which approximately $20.6 million has been used as collateral in regard to the indemnification agreements. The indemnification agreements do not affect the reinsurance recoverable balances as reported in the accompanying consolidated financial statements.

15.     Financial Guarantee Reinsurance

      The Company’s assumed financial guarantee reinsurance exposure to loss, in the event of nonperformance by the underlying insured and assuming underlying collateral proved to be of no value, was $138.0 million and $173.0 million as of December 31, 2001 and 2000, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guarantee reinsurance.

      As of December 31, 2001 such reinsurance in-force had a remaining maturity term of 1 to 33 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type and unearned premiums, for 2001 and 2000 follows (in millions):

	2001	2000

Municipal obligations:
General obligation bonds	$54	$65
Special revenue bonds	71	85
Industrial development bonds	7	18
Corporate obligations	6	5

Total	$138	$173

Unearned premiums	$0.8	$1.1

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has not been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in millions):

2001
State	Debt Service

Florida	$20.9
Illinois	10.5
New York	8.7
Texas	8.2
California	6.0
Kentucky	7.4
Arizona	5.8
Mississippi	6.1

Subtotal	73.6
States less than $5 million exposure per state	52.1
Geographic information not available	12.3

TOTAL	$138.0

16.     Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses follows (in thousands):

	2001	2000	1999

Gross unpaid losses and loss adjustment expenses, beginning of year	$2,566,396	$2,569,895	$1,176,292
Less ceded unpaid losses and loss adjustment expenses	899,629	738,368	357,824

Net unpaid losses and loss adjustment expenses, beginning of year	1,666,767	1,831,527	818,468

Acquisition of Odyssey America — net unpaid losses and loss adjustment expenses	—	—	1,169,956

Losses and loss adjustment expenses incurred related to:
Current year	702,658	487,526	391,242
Prior years	23,109	15,938	(7,359)

Total losses and loss adjustment expenses incurred	725,767	503,464	383,883

Paid losses and loss adjustment expenses related to:
Current year	121,471	58,706	55,663
Prior years	596,211	608,376	484,883

Total paid losses and loss adjustment expenses	717,682	667,082	540,546

Effects of exchange rate changes	(423)	(1,142)	(234)

Net unpaid losses and loss adjustment expenses, end of year	1,674,429	1,666,767	1,831,527
Add ceded unpaid losses and loss adjustment expenses	1,045,791	899,629	738,368

Gross unpaid losses and loss expenses, end of year	$2,720,220	$2,566,396	$2,569,895

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The prior years’ changes in loss estimates recognized in calendar years 2001, 2000 and 1999 on prior years’ estimates are $23.1 million, $15.9 million, and ($7.4) million, respectively. Improved loss estimates on excess casualty is primarily responsible for the decrease reflected in calendar year 1999 on year end 1998 loss estimates. Higher loss estimates on U.S. casualty program business are principally causing the increase on prior years loss estimates in calendar year 2001 and 2000.

      The Company uses tabular reserving for workers’ compensation indemnity reserves and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 1979 — 1981. Reserves reported at present value were approximately $70.6 million and $73.7 million at December 31, 2001 and 2000, respectively. The amount of case reserve discount was $43.9 million and $25.0 million at December 31, 2001 and 2000, respectively. The amount of IBNR reserve discount was $13.2 million and $12.9 million at December 31, 2001 and 2000, respectively.

17.     Asbestos and Environmental Loss and Loss Adjustment Expenses

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below is from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the years ended December 31, 2001, 2000 and 1999 is set forth in the table below (in thousands):

	2001	2000	1999

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$205,633	$118,242	$120,429
Less ceded unpaid losses and loss adjustment expenses	176,149	88,758	90,945

Net unpaid losses and loss adjustment expenses, beginning of year	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—	—
Net paid losses and loss adjustment expenses	—	—	—

Net unpaid losses and loss adjustment expenses, end of year	29,484	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses	164,269	176,149	88,758

Gross unpaid losses and loss expenses, end of year	$193,753	$205,633	$118,242

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$53,439	$44,594	$48,820
Less ceded unpaid losses and loss adjustment expenses	21,302	12,457	16,450

Net unpaid losses and loss adjustment expenses, beginning of year	32,137	32,137	32,370
Net losses and loss adjustment expenses incurred	—	—	—
Net paid losses and loss adjustment expenses	—	—	233

Net unpaid losses and loss adjustment expenses, end of year	32,137	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses	23,392	21,302	12,457

Gross unpaid losses and loss expenses, end of year	$55,529	$53,439	$44,594

      The Company’s survival ratio for environmental and asbestos related liabilities as of December 31, 2001 is twelve years, reflecting full utilization of remaining indemnifications. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on December 31, 2001 plus indemnifications divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. The Company’s survival ratio is eight years, prior to reflecting full utilization of the indemnification. The Company’s survival ratio compares favorably with the U.S. Property and Casualty Industry average survival rate of eight years as published by A.M. Best in their report on Asbestos and Environmental claims dated May 7, 2001.

18.     Debt Obligations

      The components of debt obligations are as follows (in thousands):

	December 31,

	2001	2000

Senior notes	$100,000	$—
Term note	50,000	—
Credit agreement	50,000	—

Total	$200,000	$—

      In connection with its initial public offering, OdysseyRe issued a term note to a subsidiary of Fairfax which is due between 2002 and 2004. The note accrues interest using a 3-month LIBOR plus 225 basis points rate payable quarterly on March 15th, June 15th, September 15th and December 15th. Originally, the term note was issued in an aggregate principal amount of $200.0 million, but has subsequently been partially extinguished by the proceeds of the senior notes and credit agreement and the outstanding principal amount under the term note as of December 31, 2001 was $50.0 million.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes due November 30, 2006. Interest accrues on the senior notes at a rate of 7.49% which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at the discretion of OdysseyRe. Simultaneously with the issuance of this debt, OdysseyRe entered into a swap transaction which effectively converted the fixed 7.49% interest rate into a variable rate of 4.63% as of December 31, 2001.

      In December 2001, OdysseyRe entered into a credit agreement with Bank of America and J.P. Morgan Chase Bank. The amount of the credit was for $50.0 million payable on January 31, 2002 plus accrued interest at a rate determined by Bank of America. The credit agreement was a thirty day agreement. In accordance

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the agreement terms, on January 31, 2002 it was converted to a three year obligation with the principal payment due in 2005.

      Pursuant to a postponement agreement, principal payments related to the term note will not commence prior to payment of all amounts owing under the credit agreement. The Company currently anticipates that the term note principal payment of $50.0 million will be paid in 2005.

      Aggregate maturities of the Company’s debt obligations commencing in 2005 are (in thousands):

Year	Amount

2005	$100,000
2006	100,000

Total	$200,000

      OdysseyRe’s debt obligations are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. At December 31, 2001, the Company is in compliance with all debt covenants.

19.     Segment Reporting

      The Company’s business is managed through three distinct divisions, the Americas, EuroAsia and Newline Syndicate which are established principally based on geographic regions. Each division provides customized treaty, facultative and program reinsurance through professional reinsurance brokerage firms. The Americas division is comprised of the Company’s U.S. operations and its Canadian and Latin America branch offices. The U.S. operations write primarily treaty property, general casualty, specialty casualty, primary insurance through Hudson, and facultative casualty business. Through its Canadian and Latin American branches, treaty property business is written. The EuroAsia division, which was formed in late 2000, is comprised of offices in Paris, Cologne, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s wholly owned syndicate, Newline, operates on the Lloyd’s insurance exchange and is operated as a separate division. Newline writes primarily casualty business and financial lines. The financial results of these divisions for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31, 2001	Americas	EuroAsia	Newline	Total

Gross premiums written	$841,180	$180,498	$131,928	$1,153,606

Net premiums written	$718,935	$155,966	$109,749	$984,650

Net premiums earned	$682,107	$117,190	$101,240	$900,537

Losses and loss adjustment expenses	542,950	101,613	81,204	725,767
Acquisition costs and other underwriting expenses	235,324	37,439	40,356	313,119

Total underwriting deductions	778,274	139,052	121,560	1,038,886

Underwriting loss	$(96,167)	$(21,862)	$(20,320)	(138,349)

Net investment income				114,600
Net realized investment gains				13,313
Other income, net				755
Interest expense				(5,938)

Loss before income taxes				$(15,619)

Underwriting ratios:
Losses and loss adjustment expenses	79.6%	86.7%	80.2%	80.6%
Acquisition costs and other underwriting expenses	34.5	31.9	39.9	34.8

Combined ratio	114.1%	118.6%	120.1%	115.4%

Year ended December 31, 2000	Americas	EuroAsia	Newline	Total

Gross premiums written	$753,937	$439	$107,790	$862,166

Net premiums written	$608,812	$439	$92,083	$701,334

Net premiums earned	$606,740	$387	$74,704	$681,831

Losses and loss adjustment expenses	440,626	277	62,561	503,464
Acquisition costs and other underwriting expenses	219,138	2,351	30,335	251,824

Total underwriting deductions	659,764	2,628	92,896	755,288

Underwriting loss	$(53,024)	$(2,241)	$(18,192)	(73,457)

Net investment income				126,593
Net realized investment gains				23,611
Other income, net				3,839

Income before income taxes				$80,586

Underwriting ratios:
Losses and loss adjustment expenses	72.6%	71.6%	83.7%	73.9%
Acquisition costs and other underwriting expenses	36.1	607.5	40.6	36.9

Combined ratio	108.7%	679.1%	124.3%	110.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31, 1999	Americas	EuroAsia	Newline	Total

Gross premiums written	$612,263	$—	$42,255	$654,518

Net premiums written	$469,552	$—	$33,070	$502,622

Net premiums earned	$470,676	$—	$37,732	$508,408

Losses and loss adjustment expenses	359,811	—	24,072	383,883
Acquisition costs and other underwriting expenses	163,710	—	18,793	182,503

Total underwriting deductions	523,521	—	42,865	566,386

Underwriting loss	$(52,845)	$—	$(5,133)	(57,978)

Net investment income				121,169
Net realized investment gains				4,783
Other income, net				11,586

Income before income taxes				$79,560

Underwriting ratios:
Losses and loss adjustment expenses	76.4%	—	63.8%	75.5%
Acquisition costs and other underwriting expenses	34.8	—	49.8	35.9

Combined ratio	111.2%	—	113.6%	111.4%

Gross Premiums Written by Major Unit/Division

	Year Ended December 31,

	2001	2000	1999

United States	$728,129	$616,569	$505,118
Latin America	72,305	40,636	16,433
Canada	16,340	13,892	—
London Branch	24,406	82,840	90,712

Subtotal Americas	841,180	753,937	612,263
EuroAsia	180,498	439	—
Newline	131,928	107,790	42,255

Total	$1,153,606	$862,166	$654,518

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Type of Business/ Business Unit

	Year Ended December 31,

	2001	2000	1999

Property excess of loss	$85,982	$69,482	$64,542
Proportional property	153,129	102,316	74,557
Casualty excess of loss	174,609	195,615	155,933
Proportional casualty	279,724	247,338	161,161
Miscellaneous lines	22,681	51,402	45,879
Facultative reinsurance	68,241	59,317	95,927
Primary insurance (Hudson)	56,814	28,467	14,264

Subtotal Americas	841,180	753,937	612,263

North American casualty	39,437	39,688	9,300
Marine and aerospace	18,177	4,551	—
International casualty	19,700	4,832	—
Discontinued lines	682	21,947	16,775
Financial lines	53,932	36,772	16,180

Subtotal Newline	131,928	107,790	42,255

EuroAsia	180,498	439	—

Total	$1,153,606	$862,166	$654,518

      The Company does not maintain separate balance sheet data for each of its operating segments. The business written and the experience on the Americas division includes the activities of its United States, Latin American and Canadian branch offices. For calendar year 2000 and prior, the London branch activity is included in the Americas division. EuroAsia division was formed in mid-2000 and includes business written from its Paris and Singapore branches and also includes the business written by the London branch for underwriting year 2001 and subsequent business. Newline division is the business written and experience of the Newline Syndicate at Lloyd’s. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Information (Unaudited)

      A summary of selected quarterly financial information follows (in thousands, except per share amounts):

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	Year

Gross premiums written	$251,791	$260,597	$300,790	$340,428	$1,153,606
Net premiums written	229,753	234,167	226,309	294,421	984,650
Net premiums earned	187,387	220,552	219,967	272,631	900,537
Net investment income	29,325	31,053	29,876	24,346	114,600
Realized gains (losses)	3,480	4,993	(1,605)	6,445	13,313
Other income, net	1,158	1,158	847	(2,408)	755
Income (loss) before income taxes	28,066	32,825	(65,613)	(10,897)	(15,619)
Net income (loss)	18,775	21,865	(41,935)	(6,666)	(7,961)
Net income (loss) per common share:
Basic	$0.39	$0.43	$(0.65)	$(0.10)	$(0.14)
Diluted	$0.39	$0.42	$(0.65)	$(0.10)	$(0.14)

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000	Year

Gross premiums written	$191,389	$214,157	$225,387	$231,233	$862,166
Net premiums written	149,892	174,618	183,887	192,937	701,334
Net premiums earned	150,073	169,029	171,093	191,636	681,831
Net investment income	33,984	28,144	29,507	34,958	126,593
Realized gains (losses)	(1,670)	(750)	11,440	14,591	23,611
Other income, net	713	1,444	1,217	465	3,839
Income before income taxes	20,070	15,008	22,405	23,103	80,586
Net income	13,861	10,393	14,620	15,917	54,791
Net income per common share:
Basic	$0.29	$0.22	$0.30	$0.33	$1.14
Diluted	$0.29	$0.22	$0.30	$0.33	$1.14

      Due to changes in the number of weighted average common shares outstanding during 2001, quarterly earnings per share amounts do not add to the total for the year.

SCHEDULE I

ODYSSEY RE HOLDINGS CORP.

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2001

			Amount at
			which shown
	Amortized		in the
Type of Investment	Cost	Fair Value	balance sheet

	(In thousands)
Fixed income securities:
Bonds available for sale:
U.S. Government and government agencies	$1,000,100	$1,019,064	$1,019,064
States, municipalities and political subdivisions	3,293	3,197	3,197
Foreign governments	110,890	112,088	112,088
Public utilities	388,154	375,587	375,587
Corporate bonds	528,124	518,822	518,822

Total fixed income securities available for sale	2,030,561	2,028,758	2,028,758

Equity securities:
Common stocks:
Bank, trusts and insurance companies	60,099	55,547	55,547
Industrial and miscellaneous and all other	17,317	16,031	16,031

Total equity securities, unaffiliated	77,416	71,578	71,578

Short-term investments	19,648	19,648	19,648

Other investments	48,013	45,160	45,160

Total	$2,175,638	$2,165,144	$2,165,144

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31, 2001

(In thousands)
ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $22,466)	$22,787
Investment in subsidiary, at equity (cost $988,793)	960,836
Short-term investments, at cost which approximates fair value	14,779
Cash and cash equivalents	473

Total investments and cash	998,875
Investment income due and accrued	758
Deferred federal and foreign income taxes	25,185
Loans receivable	1,000
Other assets	207

Total assets	$1,026,025

LIABILITIES
Debt obligations	$200,000
Interest payable	725
Other liabilities	4,428

Total liabilities	205,153

STOCKHOLDERS’ EQUITY
Common stock	651
Preferred stock	—
Additional paid-in capital	793,334
Treasury stock	—
Unearned compensation	(5,704)
Accumulated other comprehensive loss, net of deferred income taxes	(12,985)
Retained earnings	45,576

Total stockholders’ equity	820,872

Total liabilities and stockholders’ equity	$1,026,025

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

For the period
March 21 to
December 31, 2001

(In thousands)
REVENUES
Net investment income	$694
Equity in undistributed net loss of subsidiary	(42,717)

Total revenues	(42,023)

EXPENSES
Other expense, net	4,177
Interest expense	5,939

Total expense	10,116

Loss before income taxes	(52,139)

Federal and foreign income tax benefit:
Current	—
Deferred	(3,297)

Total federal and foreign income tax benefit	(3,297)

Net loss to common stockholder	(48,842)
Retained earnings at beginning of the year	—
Re-capitalization adjustment	96,046
Dividends to common stockholder	(1,628)

Retained earnings, at end of year	$45,576

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

For the period
March 21 to
December 31, 2001

(In thousands)
OPERATING ACTIVITIES
Net loss to common stockholder	$(48,842)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net loss of subsidiary	42,717
Federal and foreign income taxes	(3,297)
Other assets and liabilities, net	4,186
Bond premium amortization, net	141
Amortization of restricted stock	2,004

Net cash used in operating activities	(3,091)

INVESTING ACTIVITIES
Purchases of fixed income securities	(22,606)
Change in short-term investments	(14,779)

Net cash used in investing activities	(37,385)

FINANCING ACTIVITIES
Net proceeds from public offering	51,285
Additional borrowings	150,000
Repayments of principal	(150,000)
Purchase of treasury stock	(7,708)
Dividends	(1,628)
Loan receivable	(1,000)

Net cash provided by financing activities	40,949

Increase in cash and cash equivalents	473
Cash and cash equivalents, beginning of year	—

Cash and cash equivalents, end of year	$473

      The Company issued $200.0 million of debt obligations in June 2001 in connection with the offering.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY

(1)	Odyssey Re Holdings Corp. was incorporated on March 21, 2001; accordingly, financial statement information for prior years is not presented.

(2)	The condensed financial information of the registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(3)	Investment in Odyssey America is reflected on the equity method.

SCHEDULE III

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INSURANCE INFORMATION

AS OF DECEMBER 31, 2001 AND 2000 AND
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands)

		Net						Amortization
		unpaid						of net
	Deferred	loss and					Net claims	deferred
	policy	loss	Gross	Net	Net	Net	and claim	policy	Net
	acquisition	adjustment	unearned	premiums	earned	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	premiums	income	expense	costs	expenses

Year ended December 31, 2001
Americas	$68,253	$1,460,651	$247,795	$718,935	$682,107	$111,857	$542,950	$191,909	$43,415
Euro/Asia	—	87,452	39,869	155,966	117,190	494	101,613	27,579	9,860
Newline	11,307	126,326	50,706	109,749	101,240	2,249	81,204	28,937	11,419
Year ended December 31, 2000
Americas	$49,409	$1,586,139	$216,036	$608,812	$606,740	$125,034	$440,626	$175,267	$43,871
Euro/Asia	—	988	52	439	387	—	277	65	2,286
Newline	10,539	79,640	34,943	92,083	74,704	1,559	62,561	23,238	7,097
Year ended December 31, 1999
Americas	$50,745	$1,794,478	$207,589	$469,552	$470,676	$120,437	$359,811	$121,393	$42,317
Euro/Asia	—	—	—	—	—	—	—	—	—
Newline	5,936	37,149	17,564	33,070	37,732	732	24,072	15,338	3,455

SCHEDULE IV

ODYSSEY RE HOLDING CORP.

REINSURANCE

		Assumed	Ceded to		Percentage
		from other	other	Net	of amount
	Direct	companies	companies	amount	assumed to net

	(in thousands)
Year Ended December 31, 2001:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	110,426	1,043,180	168,956	984,650	105.9
Title insurance	—	—	—	—	—

Total premiums written	$110,426	$1,043,180	$168,956	$984,650	105.9%

Year Ended December 31, 2000:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	78,223	783,943	160,832	701,334	111.8
Title insurance	—	—	—	—	—

Total premiums written	$78,223	$783,943	$160,832	$701,334	111.8%

Year Ended December 31, 1999:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	28,398	626,120	151,896	502,622	124.6
Title insurance	—	—	—	—	—

Total premiums written	$28,398	$626,120	$151,896	$502,622	124.6%

SCHEDULE VI

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

(in thousands)

Gross
		reserves for	Discount, if
		unpaid	any
	Deferred	claims	deducted
Affiliation	policy	and claims	in	Gross	Net	Net	Net
with	acquisition	adjustment	previous	unearned	premiums	earned	investment
Registrant	costs	expenses	column	premiums	written	premiums	income

Year Ended December 31, 2001:
(a) Consolidated property- casualty insurance entities	$79,560	$2,720,220	$57,105	$338,370	$984,650	$900,537	$114,600
(b) Unconsolidated property- casualty insurance entities	—	—	—	—		—	—
Year Ended December 31, 2000:
(a) Consolidated property- casualty insurance entities	$59,948	$2,566,396	$37,934	$251,031	$701,334	$681,831	$126,593
(b) Unconsolidated property- casualty insurance entities	—	—	—	—		—	—
Year Ended December 31, 1999:
(a) Consolidated property- casualty insurance entities	$56,681	$2,569,895	$33,674	$225,153	$502,622	$508,408	$121,169
(b) Unconsolidated property- casualty insurance entities	—	—	—	—		—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Net claims and claim		Amortization
	adjustment expenses		of net	Net paid
	incurred related to:		deferred	claims
Affiliation			policy	and claims
with	current	prior	acquisition	adjustment
Registrant	year	year	costs	expenses

Year Ended December 31, 2001:
(a) Consolidated property- casualty insurance entities	$702,658	$23,109	$248,425	$717,682
(b) Unconsolidated property- casualty insurance entities	—	—	—	—
Year Ended December 31, 2000:
(a) Consolidated property- casualty insurance entities	$487,526	$15,938	$198,570	$667,082
(b) Unconsolidated property- casualty insurance entities	—	—	—	—
Year Ended December 31, 1999:
(a) Consolidated property- casualty insurance entities	$391,242	$(7,359)	$136,731	$540,546
(b) Unconsolidated property- casualty insurance entities	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the sections captioned “Election of Directors”, “Information Concerning Nominees”, “Information Concerning Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement for the 2002 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2001 (Proxy Statement), which sections are incorporated herein by reference. One of our former directors, Mr. Courtney Smith, resigned from our board of directors effective February 26, 2002.

Item 11.	Executive Compensation

      Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in our Proxy Statement, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in our Proxy Statement, which are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Fairfax and some of its affiliates have engaged in certain transactions, and are parties to certain arrangements, with the Company.

Recapitalization and Corporate Structure

      In June 2001, in connection with our initial public offering, we made a payment to TIG Insurance Company and ORH Holdings Inc. consisting of $233.6 million in cash, 48,000,000 shares of our common stock (100% of our common stock outstanding prior to our initial public offering) and a $200.0 million term note in consideration for all of the issued and outstanding common stock of Odyssey America. As of December 31, 2001, TIG and ORH Holdings collectively owned approximately 74% of our outstanding common stock.

Investment Agreements

      Odyssey America, ORC, Newline Underwriting Management Ltd. (a subsidiary of Newline) and Hudson have entered into investment management agreements with Hamblin Watsa, authorizing Hamblin Watsa to manage an investment account on a continuous basis in accordance with our investment objectives. Under each of the agreements, the annual fee payable to Hamblin Watsa is 0.10% of the total assets managed, calculated at the end of each quarter based upon the average market value of the funds for the three preceding months. In addition, Hamblin Watsa receives an annual incentive fee relating to the management of our equity securities account equal (subject to an annual maximum) to 10% of every percentage point of return in the equities account achieved in the relevant year in excess of the Standard & Poor’s 500 Index return plus 200 basis points, if the equities account has achieved such an excess on a cumulative basis from the inception of Hamblin Watsa’s management.

      Odyssey America, ORC and Hudson have each entered into an investment administration agreement with Fairfax, pursuant to which Fairfax agrees to provide specified investment administration services in return for an annual fee of 0.10% of the total assets managed under the investment management agreements described above, calculated and payable quarterly.

      These agreements may be terminated by either party on 30 days’ notice. For the year ended December 31, 2001, total fees of $4.7 million were paid by us for services under the investment management and investment administration agreements.

Debt Obligations

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued a $200.0 million term note to a subsidiary of Fairfax. We have paid interest on the term note at a rate of 225 basis points over the three month London Interbank Offered Rate (LIBOR). Under the terms of the term note, we have the right to prepay all or part of the principal amount outstanding under the term note at anytime without bonus or penalty. We have partially prepaid the principal amount outstanding under the term note and as of December 31, 2001, the principal amount outstanding was $50.0 million.

      We have also issued $100.0 million aggregate principal amount of senior notes pursuant to a private placement with a fixed interest rate of 7.49%. Interest payments are due semi-annually on May 31st and November 30th starting in 2002. Immediately following the issuance of these 7.49% senior notes, we entered into an interest rate swap agreement with Bank of America N.A. This transaction has enabled us to convert the fixed 7.49% interest rate obligation to a variable interest rate of LIBOR plus 263 basis points. The proceeds from the sale of the senior notes was used to prepay part of the principal amount outstanding under the $200.0 million term note.

      In addition, we entered into a $50.0 million credit agreement with Bank of America, N.A. and J.P. Morgan Chase Bank on December 31, 2001. The entire $50.0 million in proceeds was used to prepay part of the principal amount outstanding under the $200.0 million term note. The agreement has been amended as of January 31, 2002. The entire principal amount outstanding under the credit agreement is due January 31, 2005.

      Pursuant to a postponement agreement, principal payments related to the term note will not commence prior to payment of all amounts owing under the credit agreement. We currently anticipate that the outstanding principal amount of $50.0 million related to the term note will be paid in 2005.

Management Indebtedness

      We provided an interest-free loan of $1.0 million to our President and Chief Executive Officer, Andrew A. Barnard, payable on August 31, 2006, to purchase shares of our common stock in our initial public offering. The loan is secured by the shares of common stock Mr. Barnard purchased in the offering.

Guarantee of CTR

      Odyssey America has agreed, as of July 14, 2000, to guarantee the performance of all of the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR becomes insolvent and CTR is not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. This guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America. Fairfax has agreed to indemnify Odyssey America for all obligations under this guarantee. Odyssey America anticipates that CTR will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee. Odyssey America terminated the guarantee effective December 31, 2001, but remains ultimately liable for contracts entered into by CTR prior to the termination date.

Fairfax Insurance Coverage

      Fairfax has purchased an insurance policy from Lloyd’s of London and various other insurance companies covering comprehensive crime insurance, insurance companies professional liability insurance, directors’ and officers’ liability and company reimbursement insurance, employment practices liability insurance and fiduciary liability insurance. Fairfax’s coverage under the policy is subject to an overall aggregate limit of $250,000,000 combined during the policy period which runs from May 31, 2000 to May 31, 2003, subject to various single loss limits, deductibles, retentions, and other exclusions, adjustments and limitations. The comprehensive crime insurance portion of the policy covers specified losses sustained by Fairfax and certain entities, including us, in which more than 50% of the outstanding voting shares are owned directly or indirectly by Fairfax, and other entities in which Fairfax maintains an ownership interest. The professional liability insurance, directors’ and officers’ liability and company reimbursement insurance, employment practices liability insurance and fiduciary liability insurance portion of the policy cover specified losses sustained by Fairfax and its subsidiaries, including us, and officers and directors of Fairfax and its subsidiaries, including us, in respect of claims first made during the policy period. Coverage includes directors and officers and company liability coverage, employment practices coverage, fiduciary liability coverage, and errors and omissions coverage.

Administrative Services Agreements

      Odyssey America has agreed, effective as of July 1, 2000, to provide through its Singapore branch any administrative and support services requested by the Singapore branch of CTR, including accounting, tax and auditing, data processing and technical support, purchasing, billing, personnel and general corporate and administrative support. CTR has agreed to pay Odyssey America the expenses incurred by it in providing the services plus a service fee of 10% of the allocable cost of such services. CTR may terminate the agreement upon 15 days’ notice and Odyssey America may terminate the agreement upon three months’ notice.

      CTR, has agreed, effective as of July 1, 2000, to provide any administrative and support services requested by the Paris branch of Odyssey America, including accounting, tax and auditing, data processing and technical support, purchasing, billing, personnel, and general corporate and administrative support. Odyssey America has agreed to pay CTR the expenses incurred by it in providing the services plus a service fee of 10% of the allocable cost of such services. Odyssey America may terminate the agreement upon 15 days’ notice and CTR may terminate the agreement upon three months’ notice.

      The impact of these agreements on our results is not material.

Registration Rights

      We have entered into a registration rights agreement with TIG Insurance Company (TIG) and ORH Holdings Inc. (ORH Holdings). The registration rights agreement includes rights to require us to register the offer and sale of shares of our common stock held by TIG and ORH Holdings on up to three different occasions. Each of TIG and ORH Holdings may also require us to file registration statements on Form S-3 once we become eligible to use that form. The registration rights agreement also includes the right to require us to include our common stock held by TIG and ORH Holdings in up to three future registration statements that we file with the Securities and Exchange Commission. The agreement also provides TIG and ORH Holdings with comparable rights to require us to qualify their shares of common stock for distribution, by prospectus or otherwise, in any province or territory of Canada in which we are a reporting issuer. We also provide TIG and ORH Holdings with the right to participate in any securities offerings by us in order to maintain their percentage ownership. These rights are subject to various conditions and limitations.

      We bear all expenses incurred in connection with these registrations, other than any underwriting discounts and commissions. Registration of shares of common stock upon the exercise of these registration rights would result in such shares becoming freely tradable without restriction under the Securities Act.

Tax Sharing Arrangements

      Prior to our initial public offering, Odyssey America and its subsidiaries (Odyssey Group) were included in the consolidated federal income tax returns of Fairfax Inc., as well as the consolidated or combined state income or franchise tax returns of Fairfax Inc. Odyssey Group is no longer included in Fairfax Inc.’s consolidated federal tax returns. Instead, OdysseyRe is obligated to file a federal income tax return on behalf of itself and Odyssey Group and it is obligated to pay federal income taxes on behalf of itself and Odyssey Group on a consolidated basis. Odyssey Group will continue to be liable for its share of taxes for periods Odyssey Group was included in the consolidated federal or state tax returns of Fairfax Inc. In addition,

Odyssey Group will continue to be severally liable for the consolidated federal income tax liability of the group included in any federal consolidated return filed by Fairfax Inc. as the common parent. Prior to the completion of our initial public offering, OdysseyRe, on behalf of itself and Odyssey Group, entered into a tax allocation agreement with Fairfax Inc. to provide for the computation and payment of consolidated federal income tax liability and consolidated or combined state income or franchise tax liabilities for taxable periods in which Odyssey Group was included in the consolidated or combined federal or state tax return filed by Fairfax Inc. Under the tax allocation agreement, for periods in which Odyssey Group was included in the consolidated or combined federal or state tax returns filed by Fairfax Inc., Odyssey Group will be allocated its share of the group’s tax liability generally determined as if Odyssey America and its subsidiaries each had filed federal and state tax returns on a separate company basis.

Tax Services Arrangements

      Each of Odyssey America, ORC, Hudson and the Company have entered into tax services agreements with Fairfax Inc. Under the agreements, we obtain tax consulting and compliance services from Fairfax. The fees under the agreements are payable quarterly and include a fixed base fee of $25,000 per quarter and a variable fee component that includes third party outside fees incurred on behalf of us. Upon mutual agreement by both parties, the quarterly base fee may be adjusted for changes in services provided or costs incurred. The agreements are automatically renewed beginning January 1, 2002, for successive one year terms unless terminated earlier as provided for under the agreements. The agreements may be terminated without cause by either party giving the other party 90 days’ written notice. The fees payable under the agreements are approximately equivalent to Fairfax’s cost in providing these services.

Stop Loss Agreement

      Under an agreement effective December 31, 1995, ORC and Hudson retroceded and ORC Re Limited, a Fairfax subsidiary, agreed to reinsure 100% of ORC’s and Hudson’s net incurred losses plus cumulative net incurred uncollectible reinsurance recoverables, calculated on a loss incurred basis, for accident years 1995 and prior, in excess of approximately $929 million, subject to a cumulative aggregate limit of $175.0 million. Fairfax has agreed to indemnify pursuant to an indemnification agreement dated March 22, 2001 ORC and Hudson for any failure by ORC Re Limited to fulfill its obligations under this agreement.

Blanket Assumption Endorsement Agreement

      ORC has agreed to allow Ranger Insurance Company, a subsidiary of Fairfax, to attach an assumption of liability endorsement to its policies where required. The agreement applies to endorsements issued from July 1, 1999 to the termination of the agreement. The agreement will terminate upon Ranger receiving an A.M. Best rating of A-or better, Ranger ceasing to be under the control of Fairfax, or either party giving the other party 30 days notice. Following termination of the agreement, ORC will remain liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. Fairfax has agreed to indemnify ORC for any obligation under this agreement. We anticipate that Ranger will meet all of its obligations in the normal course of business, and it does not anticipate making any payments under this guarantee that would require ORC to utilize the indemnification from Fairfax.

Lease

      The principal offices of Odyssey America and ORC are located in space leased by Odyssey America in Stamford, Connecticut. The lease covers approximately 96,500 square feet of office space at 300 First Stamford Place. The term of the lease expires September 30, 2007.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

      The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Exhibits

      The exhibits listed on the accompanying Index to Exhibits on page E-1 are filed as a part of this report.

Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

By:	/s/ ANDREW A. BARNARD

Name: Andrew A. Barnard
Title: President, Chief Executive Officer

Date: March 6, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard		Director and Principal Executive Officer	March 6, 2002

/s/ CHARLES D. TROIANO Charles D. Troiano		Principal Financial and Accounting Officer	March 6, 2002

* V. Prem Watsa		Director	March 6, 2002

* James F. Dowd		Director	March 6, 2002

* Winslow W. Bennett		Director	March 6, 2002

* Robbert Hartog		Director	March 6, 2002

* Anthony F. Griffiths		Director	March 6, 2002

* Paul B. Ingrey		Director	March 6, 2002

*By:	/s/ ANDREW A. BARNARD Attorney-in-fact

EXHIBIT INDEX

Number	Title of Exhibit	Page

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.1	Administrative Service Agreement between Odyssey America Reinsurance Corporation and Compagnie Transcontinentale de Réassurance (France), effective from July 1, 2000 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.2	Administrative Service Agreement between Odyssey America Reinsurance Corporation and Compagnie Transcontinentale de Réassurance (Singapore), effective from July 1, 2000 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.3	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.4	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey America Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
*10.5	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company filed herewith and Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability, as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 33-57642), filed with the Commission on May 29, 2001).
10.6	Amended and Restated Employment Agreement dated as of April 1, 2001 between Andrew Barnard and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
*10.7	Employment Agreement dated as of October 1, 2001 between Charles D. Troiano and Odyssey Re Holdings Corp.
10.8	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.9	Lease Agreement between TIG Insurance Company and First Stamford Place Company in relation to 300 First Stamford Place, Stamford, Connecticut, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
*10.10	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc.

Number	Title of Exhibit	Page

10.11	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and TIG Reinsurance Company dated as of April 13, 1999 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.12	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Odyssey Reinsurance Corporation dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.13	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Hudson Insurance Company dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.14	Investment Administration Agreement between Fairfax Financial Holdings Limited and TIG Reinsurance Company dated as of April 13, 1999 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.15	Investment Administration Agreement between Fairfax Financial Holdings Limited and Odyssey Reinsurance Corporation dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.16	Investment Administration Agreement between Fairfax Financial Holdings Limited and Hudson Insurance Company dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
*10.17	Amendment Number Two to Stop Loss Agreement filed herewith and Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
*10.18	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001.
*10.19	Term Note dated as of June 19, 2001, including Postponement Agreement dated as of January 31, 2002 related thereto.
10.20	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Newline Underwriting Management Ltd. dated as of February 16, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.21	Intentionally deleted.
10.22	Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.23	Indemnification Agreement in favor of Odyssey Reinsurance Corporation from Fairfax Financial Holdings Limited dated as of March 20, 2001(incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.24	Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

Number	Title of Exhibit	Page

10.25	Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.26	Odyssey Re Holdings Corp. Restricted Share Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.27	Odyssey Re Holdings Corp. Stock Option Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.28	Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.29	Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.30	Odyssey America Reinsurance Corporation 401(k) Excess Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.31	Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
*10.32	Exchange Agreement among TIG Insurance Company, ORH Holdings Inc. and Odyssey Re Holdings Corp dated as of June 19, 2001.
10.33	Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.34	Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
*10.35	Note Purchase Agreement dated as of November 15, 2001 among Odyssey Re Holdings Corp. and the purchasers listed in Schedule A attached thereto, including the form of Notes issued in connection therewith.
*10.36	Amended and Restated Credit Agreement dated as of January 31, 2002 among Odyssey Re Holdings Corp., Bank of America, N.A., JP Morgan Chase Bank and the other financial institutions party thereto.
21.1	List of the Registrant’s Subsidiaries (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
*23	Consent of PricewaterhouseCoopers LLP.
*24	Powers of Attorney.

* Filed herewith.