Form 10-Q
period 2002-03-31
ODYSSEY RE HOLDINGS CORP
filed 2002-05-14
CIK 1137048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2002	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the of the latest practicable date:

Class	Number of Shares Outstanding at March 31, 2002

Common Stock, $.01 Par Value	65,142,857

ODYSSEY RE HOLDINGS CORP.

INDEX TO FORM 10-Q

		Page

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001 (audited)	3
	Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2002 and 2001 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None
ITEM 5.	OTHER INFORMATION — FORWARD LOOKING STATEMENTS	25
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	25

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001 (AUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2002	2001

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,015,688 and $2,030,561, respectively)	$1,991,180	$2,028,758
Equity securities:
Common stocks, at fair value (cost $123,196 and $106,353, respectively)	131,145	100,515
Common stocks, at equity	95,274	90,553
Short-term investments, at cost which approximates fair value	31,361	19,648
Other invested assets (cost $49,395 and $48,013, respectively)	47,030	45,160
Cash and cash equivalents	383,430	375,142

Total investments and cash	2,679,420	2,659,776
Investment income due and accrued	33,532	27,466
Reinsurance balances receivable	348,289	358,203
Reinsurance recoverable on loss payments	66,152	52,812
Reinsurance recoverable on unpaid losses	1,049,493	1,045,791
Prepaid reinsurance premiums	35,860	35,466
Funds held by ceding insurers	106,705	75,186
Deferred acquisition costs	99,521	79,560
Current federal and foreign income taxes	12,320	12,103
Deferred federal and foreign income taxes	196,659	204,455
Other assets	67,272	97,473

Total assets	$4,695,223	$4,648,291

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,717,482	$2,720,220
Unearned premiums	417,766	338,370
Debt obligations	198,747	200,000
Reinsurance balances payable	112,477	126,874
Funds held under reinsurance contracts	310,548	348,038
Other liabilities	66,949	93,917

Total liabilities	3,823,969	3,827,419

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued and outstanding	651	651
Preferred stock, 200,000,000 shares authorized; 0 shares issued and outstanding	—	—
Additional paid-in capital	793,334	793,334
Treasury stock	(104)	—
Unearned compensation	(5,418)	(5,704)
Accumulated other comprehensive loss, net of deferred income taxes	(17,420)	(12,985)
Retained earnings	100,211	45,576

Total stockholders’ equity	871,254	820,872

Total liabilities and stockholders’ equity	$4,695,223	$4,648,291

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

REVENUE
Gross premiums written	$403,753	$251,791
Ceded premiums written	40,932	22,038

Net premiums written	362,821	229,753
Increase in unearned premiums	(79,506)	(42,366)

Net premiums earned	283,315	187,387
Net investment income	28,203	29,325
Net realized investment gains	737	3,480

Total revenue	312,255	220,192

EXPENSES
Losses and loss adjustment expenses	191,350	130,770
Acquisition costs	71,606	48,163
Other underwriting expenses	16,835	14,351
Other expenses (income), net	726	(1,158)
Interest expense	2,182	—

Total expenses	282,699	192,126

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	29,556	28,066

Federal and foreign income tax provision:
Current	—	6,160
Deferred	10,155	3,131

Total federal and foreign income tax provision	10,155	9,291

Income before cumulative effect of a change in accounting principle	19,401	18,775
Cumulative effect of a change in accounting principle (Note 3)	36,862	—

NET INCOME	$56,263	$18,775

BASIC
Average shares outstanding	64,757,319	48,000,000

Earnings per share (Note 5)	$0.87	$0.39

DILUTED
Average shares outstanding	65,142,857	48,000,000

Earnings per share (Note 5)	$0.86	$0.39

COMPREHENSIVE INCOME
Net income	$56,263	$18,775
Other comprehensive (loss) income, net of tax	(4,435)	11,289

Comprehensive income	$51,828	$30,064

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

COMMON STOCK
Balance, beginning and end of period	$651	$480

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	793,334	920,220

TREASURY STOCK
Balance, beginning of period	—	—
Acquired during period	(204)	—
Reissuance during period	100	—

Balance, end of period	(104)	—

UNEARNED COMPENSATION
Balance, beginning of period	(5,704)	—
Net increase during the period	286	—

Balance, end of period	(5,418)	—

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	(12,985)	(17,990)
Net increase during the period	(4,435)	11,289

Balance, end of period	(17,420)	(6,701)

RETAINED EARNINGS
Balance, beginning of period	45,576	55,165
Net income	56,263	18,775
Dividends to stockholders	(1,628)	—

Balance, end of period	100,211	73,940

TOTAL STOCKHOLDERS’ EQUITY	$871,254	$987,939

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning and end of period	65,142,857	48,000,000

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

OPERATING ACTIVITIES
Net income	$56,263	$18,775
Less: cumulative effect of a change in accounting principle	(36,862)	—

Income before cumulative effect of a change in accounting principle	19,401	18,775
Adjustments to reconcile net income before cumulative effect of a change in accounting principle to net cash used in operating activities:
Reinsurance balances and funds held, net	(86,832)	(40,832)
Unearned premiums	79,001	40,590
Unpaid losses and loss adjustment expenses	(6,439)	(26,735)
Federal and foreign income taxes	9,966	14,362
Other assets and liabilities, net	21,413	(16,387)
Deferred acquisition costs	(19,960)	(16,013)
Net realized investment gains	(737)	(3,480)
Bond premium amortization, net	(323)	(524)

Net cash provided by (used in) operating activities	15,490	(30,244)

INVESTING ACTIVITIES
Maturities of fixed income securities	2,148	95
Sales of fixed income securities	35,419	154,644
Purchases of fixed income securities	(12,355)	(196,770)
Sales of equity securities	3,475	1,558
Purchases of equity securities	(20,926)	(35,912)
Change in other invested assets	(1,522)	(3,002)
(Increase) decrease in short-term investments	(11,713)	155,186

Net cash (used in) provided by investing activities	(5,474)	75,799

FINANCING ACTIVITIES
Dividends	(1,628)	—
Purchase of treasury stock	(100)	—

Net cash used in financing	(1,728)	—

Increase in cash and cash equivalents	8,288	45,555
Cash and cash equivalents, beginning of period	375,142	154,527

Cash and cash equivalents, end of period	$383,430	$200,082

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis Of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for its wholly owned subsidiary Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, Odyssey Reinsurance Corporation (“ORC”), TIG Re UK Holdings Corp. (“UK Holdings”), Newline Underwriting Management Limited (“Newline”) and Hudson Insurance Company (“Hudson”).

      On June 19, 2001, the Company sold 17,142,857 shares of its common stock (26% of the total shares of common stock outstanding) in an initial public offering (the “offering”). In connection with the offering, all the outstanding shares of Odyssey America were acquired by the Company from subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), the Company’s ultimate majority shareholder, for an aggregate consideration of $988.8 million, consisting of $233.6 million in cash, $200.0 million in a term note and 48 million shares of the Company’s common stock. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become the Company’s historical financial information and the financial statements presented herein have been restated to reflect the re-capitalization as though it occurred at the beginning of the period. The Company retained $51.3 million of the net proceeds from the offering. In connection with the offering, the Company granted restricted shares of its stock to various executives and employees.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair presentation of its financial position on such dates and the results of operations for those periods. The results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results for a full year. As of December 31, 2001, certain amounts have been reclassified to conform to the balance sheet presentation as of March 31, 2002.

      On February 14, 2002, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share. The total dividend of approximately $1.6 million was paid on March 29, 2002 to all stockholders of record as of March 15, 2002.

2.     Significant Events

      The Company, through a continued review of its reinsurance contracts, has evaluated and estimated its exposure arising from the terrorist attack of September 11, 2001 (“event of September 11th”). Based on its review during the three months ended March 31, 2002, the Company has determined that no revision to the estimated pre-tax gross and net underwriting loss of $187.5 million and $95.0 million, respectively, reflected at December 31, 2001 is required. The Company’s estimate is based on the most recent information available; however, as additional information becomes available such estimate could be revised, potentially resulting in further adverse effects to the Company. Considerable time may elapse before the adequacy of the Company’s estimates can be determined. With respect to the ceded underwriting loss of $92.5 million, the reinsurance recoverable is with highly rated reinsurers and the Company does not foresee any potential credit risks.

      The Company has also determined that no revision is required at March 31, 2002 to the $15.0 million gross and net loss and loss adjustment expense incurred estimate at December 31, 2001 related to the Company’s exposure to the bankruptcy filing of Enron Corporation.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standard (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, which are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. On January 1, 2002, the Company, in accordance with the provisions of SFAS 141 and in conjunction with the adoption of SFAS 142, fully amortized its negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the three months ended March 31, 2002. The amortization of negative goodwill during the three months ended March 31, 2001 was $2.1 million and was reflected in other expense (income), net. SFAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Management has determined that the goodwill of $18.3 million reflected in other assets as of December 31, 2001 has an indefinite life and is not impaired; accordingly, the Company has not amortized its goodwill during the three months ended March 31, 2002. For the three months ended March 31, 2001, the Company amortized $0.6 million of goodwill, which was reflected in other expense (income), net. There is no effect on the Company’s federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

4.  Accumulated Other Comprehensive Income

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

Beginning balance of accumulated other comprehensive loss	$(12,985)	$(17,990)

Beginning balance of foreign currency translation adjustments	(9,358)	2,480
Ending balance of foreign currency translation adjustments	(9,563)	(7,528)

Current period change in foreign currency translation adjustments	(205)	(10,008)

Beginning balance of unrealized net losses on securities	(3,627)	(20,470)
Ending balance of unrealized net (losses) gains on securities	(7,857)	827

Current period change in unrealized net (losses) gains on securities	(4,230)	21,297

Current period change in accumulated other comprehensive (loss) income	(4,435)	11,289

Ending balance of accumulated other comprehensive loss	$(17,420)	$(6,701)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income for the three months ending March 31, 2002 and 2001 are in the following table (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

Net income	$56,263	$18,775

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustment	(315)	(15,397)
Unrealized gains on securities arising during period	(4,685)	34,131
Less: reclassification adjustment for net realized losses included in net income	(1,822)	(1,367)

Other comprehensive income, before tax	(6,822)	17,367

Income tax effect on other comprehensive (loss) income:
Tax benefit (expense) from foreign currency translation	110	5,389
Tax benefit (expense) from net unrealized gains arising during the period	1,640	(11,945)
Tax benefit from net realized losses included in net income	637	478

Total tax benefit (expense)	2,387	(6,078)

Other comprehensive income, net of tax	(4,435)	11,289

Comprehensive income	$51,828	$30,064

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Earnings Per Share

      Net income for the three months ended March 31, 2002 and 2001 per common share has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

Income before cumulative effect of a change in accounting principle	$19,401	$18,775
Cumulative effect of a change in accounting principle	36,862	—

Net income	$56,263	$18,775

Weighted average common shares outstanding — basic	64,757,319	48,000,000
Effect of dilutive shares	385,538	—

Weighted average shares outstanding — dilutive	65,142,857	48,000,000

Net income per common shares:
Basic:
Income before cumulative effect of a change in accounting principle	$0.30	$0.39
Cumulative effect of a change in accounting principle	0.57	—

Net income	$0.87	$0.39

Diluted:
Income before cumulative effect of a change in accounting principle	$0.30	$0.39
Cumulative effect of a change in accounting principle	0.56	—

Net income	$0.86	$0.39

6.  Contingencies

      ORC has agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to its policies where required. The agreement applies to endorsements issued from July 1, 1999 to the termination of the agreement. The agreement will terminate upon Ranger receiving an A.M. Best rating of A- or better, Ranger ceasing to be under the control of Fairfax, or either party giving the other party 30 days notice. Following termination of the agreement, ORC will remain liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. Fairfax has agreed to indemnify ORC for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and ORC does not anticipate making any payments under this guarantee that would require ORC to utilize the indemnification from Fairfax.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations in the normal course of business and does not anticipate making any payments under this guarantee. Odyssey America terminated the guarantee effective December 31, 2001, but remains ultimately liable for contracts entered into by CTR prior to the termination date.

      Through UK Holdings, Odyssey America is a limited liability participant in the Lloyd’s market. In order to continue underwriting at Lloyd’s, the Company has established a clean irrevocable letter of credit in favor of the Society and Council of Lloyd’s. At March 31, 2002, the letter of credit was valued at £57.5 million ($82.0 million) and was collateralized by $92.6 million of the Company’s investment securities at statement value. The letter of credit effectively secures the future contingent obligations of UK Holdings should Newline, the Lloyd’s underwriting syndicate in which the Company participates, incur net losses. The Company’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit.

      The Company has been named as defendant in various litigations in the ordinary course of business. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations or cash flow of the Company.

7.  Debt Obligations

      The components of debt obligations are as follows (in thousands):

	March 31,	December 31,
	2002	2001

Term note	$50,000	$50,000
Senior notes	98,747	100,000
Credit agreement	50,000	50,000

Total	$198,747	$200,000

      In connection with the offering, OdysseyRe issued a term note to a subsidiary of Fairfax which is due between 2002 and 2004. The note accrues interest using a 3-month LIBOR plus 225 basis points rate payable quarterly on March 15th, June 15th, September 15th and December 15th. Originally, the term note was issued in an aggregate principal amount of $200.0 million, but this debt has subsequently been partially extinguished by the proceeds of the senior notes and credit agreement discussed below. The outstanding principal amount under the term note as of March 31, 2002 was $50.0 million.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes due November 30, 2006. Interest accrues on the senior notes at a rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at the discretion of OdysseyRe. Simultaneously with the issuance of this debt, OdysseyRe entered into a swap transaction that effectively converted the fixed 7.49% interest rate into a variable rate of 4.53% as of March 31, 2002. The senior notes have been reflected on the Company’s balance sheet at fair value. The fair value adjustment to the swap transaction of $1.2 million has been reflected in other liabilities.

      In December 2001, OdysseyRe entered into a credit agreement with Bank of America and J.P. Morgan Chase Bank. The amount of borrowing available under the credit facility was $50.0 million, payable on January 31, 2002 plus accrued interest. The credit agreement was a thirty day agreement. In accordance with the agreement terms, on January 31, 2002 it was converted to a three year obligation with the principal payment due in 2005 and interest payable at a rate based upon either the rate designated by Bank of America as its prime rate or a rate of 250 basis points over the applicable LIBOR.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to a postponement agreement, principal payments related to the term note will not commence prior to payment of all amounts owing under the credit agreement. The Company currently anticipates that the term note principal payment of $50.0 million will be paid in 2005.

      Aggregate maturities of the Company’s debt obligations, at face value, commencing in 2005 are (in thousands):

Year	Amount

2005	$100,000
2006	100,000

Total	$200,000

      OdysseyRe’s debt obligations are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. At March 31, 2002, the Company was in compliance with all debt covenants.

8.  Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2002 and 2001 follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

Gross unpaid losses and loss adjustment expenses, beginning of period	$2,720,220	$2,566,396
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,045,791	899,629

Net unpaid losses and loss adjustment expenses, beginning of period	1,674,429	1,666,767

Losses and loss adjustment expenses incurred related to:
Current year	188,670	130,836
Prior years	2,680	(66)

Total losses and loss adjustment expenses incurred	191,350	130,770

Losses and loss adjustment expenses paid related to:
Current year	21,316	13,591
Prior years	175,514	142,712

Total paid losses and loss adjustment expenses	196,830	156,303

Effects of exchange rate changes	(960)	(1,202)

Net unpaid losses and loss adjustment expenses, end of period	1,667,989	1,640,032
Add ceded unpaid losses and loss adjustment expenses, end of period	1,049,493	931,660

Gross unpaid losses and loss adjustment expenses, end of period	$2,717,482	$2,571,692

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Asbestos and Environmental Losses and Loss Adjustment Expenses

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the three months ended March 31, 2002 and 2001, is set forth in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$193,753	$205,633
Less ceded unpaid losses and loss adjustment expenses, beginning of period	164,269	176,149

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—
Net paid losses and loss adjustment expenses	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	162,755	183,155

Gross unpaid losses and loss adjustment expenses, end of period	$192,239	$212,639

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$55,529	$53,439
Less ceded unpaid losses and loss adjustment expenses, beginning of period	23,392	21,302

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—
Net paid losses and loss adjustment expenses	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	24,794	21,955

Gross unpaid losses and loss adjustment expenses, end of period	$56,931	$54,092

      The Company’s survival ratio for environmental and asbestos related liabilities as of March 31, 2002 is twelve years, reflecting full utilization of remaining indemnifications. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on March 31, 2002 plus indemnifications divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. The Company’s survival ratio is eight years, prior to reflecting full utilization of the indemnification. The Company’s survival ratio compares favorably with the U.S. Property and Casualty Industry average survival ratio of eight years as published by A.M. Best in its most recent report on Asbestos and Environmental claims.

10.  Segment Reporting

      The Company’s business is managed through three distinct divisions, the Americas, EuroAsia and London Market, which are established principally based on geographic regions. Effective January 1, 2002, business underwritten by UK Holdings, which owns and manages Newline (previously the Newline division), and business underwritten by Odyssey America’s London branch office, which was previously reflected as part of the EuroAsia division, have been integrated into the London Market division. For comparative purposes, the segment information presented below for the three months ended March 31, 2001 has been restated to reflect the London Branch business in the London Market division. Each division provides customized treaty, facultative and program reinsurance through professional reinsurance brokerage firms. The Americas division is comprised of the Company’s U.S. operations and its Canadian and Latin America branch offices. The U.S. operations write primarily treaty property, general casualty, specialty casualty, and facultative casualty reinsurance business, and primary insurance business through Hudson. Treaty property business is written through its Canadian Branch while the Latin American branch writes both treaty and facultative property business. The EuroAsia division is comprised of offices in Paris, Cologne, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market division primarily writes property, marine and aerospace reinsurance business as well as casualty and

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial lines primary business. The financial results of these divisions for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

			London
Three months ended March 31, 2002	Americas	EuroAsia	Market	Total

Gross premiums written	$295,712	$44,434	$63,607	$403,753

Net premiums written	$270,325	$41,493	$51,003	$362,821

Net premiums earned	$211,622	$34,765	$36,928	$283,315

Losses and loss adjustment expenses	142,045	24,173	25,132	191,350
Acquisition costs and other underwriting expenses	67,805	10,534	10,102	88,441

Total underwriting deductions	209,850	34,707	35,234	279,791

Underwriting income	$1,772	$58	$1,694	3,524

Net investment income				28,203
Net realized investment gains				737
Other expense, net				(726)
Interest expense				(2,182)

Income from continuing operations before income taxes				$29,556

Underwriting ratios:
Losses and loss adjustment expenses	67.1%	69.5%	68.1%	67.5%
Acquisition costs and other underwriting expenses	32.1	30.3	27.3	31.3

Combined ratio	99.2%	99.8%	95.4%	98.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London
Three months ended March 31, 2001	Americas	EuroAsia	Market	Total

Gross premiums written	$179,462	$26,925	$45,404	$251,791

Net premiums written	$167,194	$24,125	$38,434	$229,753

Net premiums earned	$146,705	$19,145	$21,537	$187,387

Losses and loss adjustment expenses	104,291	13,926	12,553	130,770
Acquisition costs and other underwriting expenses	48,062	6,165	8,287	62,514

Total underwriting deductions	152,353	20,091	20,840	193,284

Underwriting (loss) income	$(5,648)	$(946)	$697	(5,897)

Net investment income				29,325
Net realized investment gains				3,480
Other income, net				1,158

Income from continuing operations before income taxes				$28,066

Underwriting ratios:
Losses and loss adjustment expenses	71.1%	72.7%	58.3%	69.8%
Acquisition costs and other underwriting expenses	32.8	32.2	38.5	33.4

Combined ratio	103.9%	104.9%	96.8%	103.2%

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

11.  Subsequent Event

      On April 23, 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million shares of the Company’s common stock may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted shall vest on each annual anniversary of the grant, and shall be exercisable at the grant price. Grants of 458,250 stock options, which were granted at a price of $18 per share, have been made under the 2002 Plan.

PART I — Item 2.   Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries, ORC, Hudson, and Newline. On June 19, 2001, OdysseyRe sold 17,142,857 shares of its common stock in an initial public offering. In connection with this offering, we acquired all of the outstanding shares of Odyssey America from subsidiaries of Fairfax, our ultimate majority stockholder, for an aggregate consideration of $988.8 million, consisting of $233.6 million in cash, a $200.0 million term note and 48 million shares of our common stock. The acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become our historical financial information and the 2001 financial statements have been restated to reflect the re-capitalization as though it occurred at the beginning of the period.

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

      Through the first quarter of this year we have experienced growth opportunities in a number of areas, evidenced by our 60.4% increase in gross premiums written, which increased by $152.0 million to $403.8 million for the three months ended March 31, 2002 from $251.8 million for the three months ended March 31, 2001. As a result of improved market conditions and a series of catastrophic events, both in the United States and globally, conditions for us have been improving and we have opportunistically expanded in certain classes of business and in each of our geographic business segments. Our non-U.S. operations, including our Lloyds operations, accounted for 33.5% of our premium volume for the three months ended March 31, 2002.

      Due to the improved pricing environment and our continued focus on underwriting discipline, our underwriting results have significantly improved. Our combined ratio for the three months ended March 31, 2002 improved by 4.4 percentage points to 98.8% from 103.2% reported for the comparable period last year. This improvement is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business. Each of our business segments achieved a combined ratio under 100% for the three months ended March 31, 2002.

      We operate our business through three divisions, the Americas, EuroAsia and London Market, which are based principally on geographic regions.

      The Americas is our largest division, accounting for $295.7 million, or 73.2%, of our gross premiums written for the three months ended March 31, 2002. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative reinsurance in South America, as well as, to a limited extent, primary business in the United States through Hudson, our insurance subsidiary. The Americas division is comprised of three units, the United States, Canada and Latin America (but also included the London branch for business incepting prior to 2001) and six offices, located in Stamford, New York City, Mexico City, Miami, Santiago and Toronto. Gross premiums written by the United States unit for the three months ended March 31, 2002 were $268.6 million, an increase of $114.8 million, or 74.6%, compared to $153.8 million for the three months ended March 31, 2001. Gross premiums written by the Latin American unit for the three months ended March 31, 2002 were $17.6 million, an increase of $8.9 million, or 102.3%, compared to $8.7 million for the three months ended March 31, 2001. The Canadian unit had gross written premiums of $7.8 million for the three months ended March 31, 2002, an increase of $4.9 million, or 169.0%, compared to $2.9 million for the three months ended March 31, 2001. The increases are due mainly to greater opportunities to write business as a result of increased pricing both at the insurance and reinsurance levels. The London branch unit (business underwritten prior to 2001) had gross premiums written of $1.7 million for the three months ended March 31, 2002, a decrease of $12.4 million compared to $14.1 million for the three months ended March 31, 2001.

      The EuroAsia division was formed in 2000 as part of the re-alignment of our business across geographic regions. EuroAsia operates out of six offices, with principal offices in Paris and Singapore. For the three months ended March 31, 2002, the EuroAsia division had gross premiums written of $44.4 million, or 11.0%, of our gross premiums written, compared to $26.9 million for the three months ended March 31, 2001. The quarter over quarter growth rate was 65.0%. For the three months ended March 31, 2002 and 2001, our Paris office had gross premiums written of $33.2 million, and $22.9 million, respectively, and our Singapore office had gross premiums written of $11.2 million and $4.1 million, respectively. The EuroAsia division premiums are geographically dispersed mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim and the Middle East. The EuroAsia division has been successful in taking advantage of the international rate increases and creating new market opportunities by leveraging off of long-term ceding company and broker relationships.

      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, which in turn owns and manages Syndicate 1218 and our London branch office. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The London Market writes reinsurance and insurance business worldwide through brokers, generating $63.6 million, or 15.8%, of our gross premiums written for the three months ended March 31, 2002 as compared to $45.4 million for the three months ended March 31, 2001. The increase in gross premium written of $18.2 million, or 40.1%, was mainly in financial lines and property business.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the addition of losses and loss adjustment expenses incurred as a percent of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percent of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio for the three months ended March 31, 2002, was 98.8%, a decrease of 4.4 percentage points from 103.2% for the three months ended March 31, 2001.

      For the three months ended March 31, 2002 and 2001, our gross premiums written were $403.8 million and $251.8 million, respectively. For the three months ended March 31, 2002 and 2001, our net premiums written were $362.8 million and $229.8 million, respectively, and our net income was $56.3 million (which included a cumulative effect of a change in accounting principle of $36.9 million) and $18.8 million, respectively. As of March 31, 2002, we had total assets of $4.7 billion and total stockholders’ equity of $871.3 million.

Revenues

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

Results Of Operations

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Gross Premiums Written. Gross premiums written for the three months ended March 31, 2002 increased by $152.0 million, or 60.4%, to $403.8 million from $251.8 million for the three months ended March 31, 2001. The increase in premium volume is attributable to increases in the EuroAsia division of $17.5 million, or 65.0%, in the Americas division of $116.2 million, or 64.7%, and in the London Market of $18.2 million, or 40.1%.

      The increase in the Americas division is attributable to increases in the United States unit of $114.8 million, or 74.6%, the Latin America unit of $8.9 million, or 102.3%, the Canadian branch of $4.9 million, or 169.0%, offset by a decrease of $12.4 million in the London branch business previously included in the Americas division. Excluding amounts written through the London branch, gross premiums written in the Americas division increased by $128.6 million, or 77.8%.

      EuroAsia division’s gross premiums written for the three months ended March 31, 2002 and 2001 were $44.4 million and $26.9 million, respectively. The premium consists of international reinsurance business primarily derived through new market opportunities and the business previously written through CTR.

      The increase in the London Market division of $18.2 million is attributable to increases in property business of $12.0 million, financial lines of $6.2 million and marine, aerospace and international casualty of $3.4 million. These increases were offset by a decrease in North American treaty business of $3.4 million.

      Ceded Premiums Written. Ceded premiums written for the three months ended March 31, 2002 increased by $18.9 million, or 85.9%, to $40.9 million from $22.0 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, loss recoveries for prior accident years associated with our aggregate whole account excess of loss contracts generated additional premium cessions of $9.6 million under the agreements.

      Net Premiums Written. Net premiums written for the three months ended March 31, 2002 increased by $133.0 million, or 57.9%, to $362.8 million from $229.8 million for the three months ended March 31, 2001 reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the three months ended March 31, 2002 increased by $95.9 million, or 51.2%, to $283.3 million from $187.4 million for the three months ended March 31, 2001. The change in earned premium is essentially consistent with the growth in net premiums written.

      Net Investment Income. Net investment income for the three months ended March 31, 2002 decreased by $1.1 million, or 3.8%, to $28.2 million from $29.3 million for the three months ended March 31, 2001. Net investment yield for the three months ended March 31, 2002 was 4.2% on an annualized basis, compared to 4.4% for the comparable period in 2001. The decline in yield is the effect of the decline in interest rates and a slightly higher amount of interest expense on funds held.

      Net Realized Investment Gain. Net realized investment gains for the three months ended March 31, 2002 were $0.7 million compared to a net realized gain of $3.5 million for the three months ended March 31, 2001. The net realized investment gains for the three months ended March 31, 2002 is comprised of a $1.8 million net realized gain from the fixed income portfolio offset by $1.1 million net realized loss from the equity portfolio. The net realized gain in the first quarter 2001 was primarily from the sale of equity securities which generated a gain of $3.0 million.

      Losses And Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended March 31, 2002 were $191.4 million compared to $130.8 million for the three months ended March 31, 2001, an increase of $60.6 million, or 46.3%. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the three months ended March 31, 2002 was 67.5% compared to 69.8% for the three months ended March 31, 2001. The improved losses and loss adjustment expense ratio reflects the general improvements in primary and reinsurance pricing.

      Acquisition Costs. Acquisition costs for the three months ended March 31, 2002 were $71.6 million compared to $48.2 million for the three months ended March 31, 2001 with the increase due to the premium growth. The resulting acquisition ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 25.3% for the three months ended March 31, 2002 compared to 25.7% for the three months ended March 31, 2001. A decrease in acquisition expense ratio of 0.4 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2002 were $16.8 million compared to $14.4 million for the three months ended March 31, 2001. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.9% for the three months ended March 31, 2002, compared to 7.7% for the three months ended March 31, 2001. Although there has been a decrease in the other underwriting expense ratio, the increase in the dollar amount is mainly attributable to our international expansion.

      Other Expenses (Income), Net. Other expenses (income), net for the three months ended March 31, 2002 was a net expense of $0.7 million compared to $1.2 million of net income for the three months ended March 31, 2001.

      The major component of other expenses (income), net was the amortization of goodwill, which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, or $2.1 million for the three months ended March 31, 2001, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period of $2.5 million per year, or $0.6 million for the three months ended March 31, 2001. The other expense (income), net for the three months ended March 31, 2002 is comprised of the operating expenses of the holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $2.2 million for the three months ended March 31, 2002.

      Combined Ratio. Our combined ratio, which is the sum of the losses and loss adjustment expense ratio, acquisition ratio and other underwriting expense ratio, decreased by 4.4 percentage points from 103.2% for the three months ended March 31, 2001 to 98.8% for the three months ended March 31, 2002. Our combined ratio improved due to the improving conditions in the primary and reinsurance segments of the industry.

      Federal And Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended March 31, 2002 increased by $0.9 million to a tax provision of $10.2 million compared to a tax provision of $9.3 million for the three months ended March 31, 2001 as a result of the increase in operating income.

      Net Income. Net income for the three months ended March 31, 2002 was $56.3 million, compared to net income of $18.8 million for the three months ended March 31, 2001. Net income before cumulative effect of a change in accounting principle for the three months ended March 31, 2002 was $19.4 million, compared to $18.8 million for the three months ended March 31, 2001. The cumulative effect of a change in accounting principle is the write-off of negative goodwill carried on the balance sheet at December 31, 2001 (see note 3).

Liquidity

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued a $200.0 million term note to a subsidiary of Fairfax. We have paid interest on the term note at a rate of 225 basis points over the three month London Interbank Offered Rate (LIBOR). Under the terms of the term note, we have the right to prepay all or part of the principal amount outstanding under the term note at anytime without bonus or penalty. We have partially prepaid the principal amount outstanding under the term note and as of March 31, 2002, the principal amount outstanding was $50.0 million.

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

      In connection with the business of our London Market division, we executed a secured letter of credit in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. At March 31, 2002, the letter of credit was valued at 57.5 million British sterling pounds, or $82.0 million, and was secured by a pledge of $92.6 million of our investment securities.

      On February 14, 2002, our Board of Directors declared a quarterly cash dividend of $0.025 per share which was paid on March 29, 2002 to all stockholders of record as of March 15, 2002.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of March 31, 2002 were: A.M. Best Company, Inc.: A; and Standard & Poor’s Rating services: A-.

Cash Flow and Investments

      Cash flows from operating activities principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $15.5 million for the three months ended March 31, 2002. Cash used in operations for the three months ended March 31, 2001 amounted to $30.2 million primarily due to payment during the respective periods of losses incurred by Odyssey America and its subsidiaries.

      Cash provided by operations for underwriting activity increased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 principally due to premium collections exceeding our net loss payments in the first quarter of 2002. The increase in premium collections is directly attributable to the increase in premium volume realized during the later part of calendar year 2001. Losses paid during the first quarter 2002 associated with the World Trade Center event were approximately $9.0 million.

      Total cash used by investing activities for the three months ended March 31, 2002 were $5.5 million compared to cash provided of $75.8 million from investing activities for the three months ended March 31, 2001. The decrease in cash proceeds from investing activities is mainly due to a change in the mix of short-term investments and cash and cash equivalents. Cash and cash equivalents were $383.4 million and $200.1 million, at March 31, 2002 and 2001, respectively. Cash and cash equivalents were $375.1 million at December 31, 2001. Cash and short-term investments are maintained for liquidity purposes and represented 15.5% and 14.8% at March 31, 2002 and December 31, 2001, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.0 billion as of March 31, 2002. Total investments, cash and cash equivalents amounted to $2.7 billion as of March 31, 2002. The fixed income securities portfolio has a weighted average of AA security rating as measured by S&P.

Stockholders’ Equity

      Stockholders’ equity increased by $50.4 million, or 6.1%, to $871.3 million as of March 31, 2002 from $820.9 million as of December 31, 2001. The increase was mainly attributable to net income of $56.3 million, offset by a decrease in accumulated other comprehensive income, net of deferred taxes of $4.4 million for the three months ended March 31, 2002.

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of March 31, 2002, our $2.7 billion investment portfolio is comprised of $2.0 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

     Interest Rate Risk

      Our fixed income securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities portfolios fall and vice versa. The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of March 31, 2002 and December 31, 2001, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of March 31, 2002			As of December 31, 2001

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$1,786.1	$(205.1)	(10.3)%	$1,812.8	$(216.0)	(10.6)%
100 basis point rise	1,878.3	(112.9)	(5.7)	1,907.1	(121.7)	(6.0)
Base Scenario	1,991.2	—	—	2,028.8	—	—
100 basis point decline	2,175.8	184.6	9.3	2,221.4	192.6	9.5
200 basis point decline	2,409.0	417.8	21.0	2,460.5	431.7	21.3

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts up and down in interest rates. This reflects significant exposure to fixed income securities containing a put feature. In total, these securities represent approximately 51% and 50% of the fair market value of the total fixed income portfolio as of March 31, 2002 and December 31, 2001, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

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

      At March 31, 2002 and December 31, 2001, 96.6% and 97.1%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 3.4% and 2.9%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of March 31, 2002 and December 31, 2001, 8.1% and 7.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 6.3% and 5.3% on March 31, 2002 and December 31, 2001, respectively, of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a total $16.7 million at March 31, 2002 and $14.1 million at December 31, 2001 decline in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of March 31, 2002 and December 31, 2001, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $309.1 million and $268.0 million, respectively, or 11.5% and 10.1%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 7.0% as of March 31, 2002 and December 31, 2001 of our investment portfolio, including cash and cash equivalents. As of March 31, 2002, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $30.9 million dollar decline in the fair value of the total investment portfolio.

      Included above in securities denominated in foreign currencies are Japanese yen denominated securities, which at March 31, 2002 had a U.S. dollar equivalent market value of $52.2 million. We have entered into Japanese yen forward sale contracts to hedge against a fall in value of the Japanese yen denominated securities versus the U.S. dollar. The Japanese yen forward contracts are for an aggregate amount of 4.4 billion Japanese yen at an average forward rate of 120.3 yen or a U.S. dollar equivalent amount of $35.3 million.

New Accounting Pronouncements

      Effective January 1, 2002, we adopted Statements of Financial Accounting Standard (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, which are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. On January 1, 2002, we, in accordance with the provisions of SFAS 141, and in conjunction with the adoption of SFAS 142, fully amortized our negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle item in our statement of operations for the three months ended March 31, 2002. The amortization of negative goodwill during the three months ended March 31, 2001 was $2.1 million and was reflected in other income, net. SFAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Management has determined that the goodwill of $18.3 million reflected in other assets as of December 31, 2001 has an indefinite life and is not impaired; accordingly, we have not amortized our goodwill during the three months ended March 31, 2002. For the three months ended March 31, 2001, we amortized $0.8 million of goodwill, which was reflected in other income, net. There is no effect on our federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

PART I — Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II — OTHER INFORMATION

PART II — Item 1.     Legal Proceedings

      OdysseyRe and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings incidental to their business. OdysseyRe does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

PART II — Item 5.     Other Information — Forward Looking Statements

      We have included in this Form 10-Q filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

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

      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2002. The information appearing under “Risk Factors” in such Annual Report on Form 10-K is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2002)

(b)	Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: May 10, 2002

/s/ ANDREW A. BARNARD

Andrew A. Barnard
President and Chief Executive Officer

Date: May 10, 2002

/s/ CHARLES D. TROIANO

Charles D. Troiano
Executive Vice President and
Chief Financial Officer