Form 10-Q
period 2002-06-30
ODYSSEY RE HOLDINGS CORP
filed 2002-08-12
CIK 1137048

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2002	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the of the latest practicable date:

Class	Number of Shares Outstanding at June 30, 2002

Common Stock, $.01 Par Value	65,075,563

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2002	2001

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,195,183 and $2,030,561, respectively)	$2,235,265	$2,028,758
Equity securities:
Common stocks, at fair value (cost $134,301 and $106,353, respectively)	146,719	100,515
Common stocks, at equity	95,932	90,553
Short-term investments, at cost which approximates fair value	7,435	19,648
Other invested assets	51,933	45,160
Cash and cash equivalents	295,679	375,142

Total investments and cash	2,832,963	2,659,776
Investment income due and accrued	28,316	27,466
Reinsurance balances receivable	378,538	358,203
Reinsurance recoverable on loss payments	64,367	52,812
Reinsurance recoverable on unpaid losses	1,069,917	1,045,791
Prepaid reinsurance premiums	42,170	35,466
Funds held by ceding insurers	109,446	75,186
Deferred acquisition costs	102,406	79,560
Current federal and foreign income taxes	12,186	12,103
Deferred federal and foreign income taxes	149,742	204,455
Other assets	67,007	97,473

Total assets	$4,857,058	$4,648,291

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,745,715	$2,720,220
Unearned premiums	444,677	338,370
Debt obligations	200,845	200,000
Reinsurance balances payable	138,247	126,874
Funds held under reinsurance contracts	295,675	348,038
Other liabilities	73,695	93,917

Total liabilities	3,898,854	3,827,419

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Preferred stock, 200,000,000 shares authorized; 0 shares issued	—	—
Additional paid-in capital	793,334	793,334
Treasury stock, 67,294 shares at cost	(1,081)	—
Unearned compensation	(5,136)	(5,704)
Accumulated other comprehensive income (loss), net of deferred income taxes	39,028	(12,985)
Retained earnings	131,408	45,576

Total stockholders’ equity	958,204	820,872

Total liabilities and stockholders’ equity	$4,857,058	$4,648,291

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

REVENUE
Gross premiums written	$831,927	$512,388	$428,174	$260,597
Ceded premiums written	98,234	48,468	57,302	26,430

Net premiums written	733,693	463,920	370,872	234,167
Increase in unearned premiums	(98,519)	(55,981)	(19,013)	(13,615)

Net premiums earned	635,174	407,939	351,859	220,552
Net investment income	58,228	60,378	30,025	31,053
Net realized investment gains	18,950	8,473	18,213	4,993

Total revenue	712,352	476,790	400,097	256,598

EXPENSES
Losses and loss adjustment expenses	436,910	281,389	245,560	150,619
Acquisition costs	157,466	104,540	85,860	56,377
Other underwriting expenses	33,112	31,919	16,277	17,568
Other expenses (income), net	1,653	(2,316)	927	(1,158)
Interest expense	4,396	367	2,214	367

Total expenses	633,537	415,899	350,838	223,773

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	78,815	60,891	49,259	32,825

Federal and foreign income tax provision:
Current	—	9,283	—	3,123
Deferred	26,589	10,968	16,434	7,837

Total federal and foreign income tax provision	26,589	20,251	16,434	10,960

Income before cumulative effect of a change in accounting principle	52,226	40,640	32,825	21,865
Cumulative effect of a change in accounting principle (Note 2)	36,862	—	—	—

NET INCOME	$89,088	$40,640	$32,825	$21,865

BASIC
Weighted average shares outstanding	64,745,993	49,704,815	64,750,028	51,390,895

Earnings per share	$1.38	$0.82	$0.51	$0.43

DILUTED
Weighted average shares outstanding	65,134,081	49,743,019	65,127,351	51,466,885

Earnings per share	$1.37	$0.82	$0.50	$0.42

DIVIDENDS
Dividends declared per share	$0.05	$—	$0.025	$—

COMPREHENSIVE INCOME
Net income	$89,088	$40,640	$32,825	$21,865
Other comprehensive income (loss), net of tax	52,013	(9,962)	56,448	(21,251)

Comprehensive income	$141,101	$30,678	$89,273	$614

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

COMMON STOCK
Balance, beginning of period	$651	$480
Proceeds from initial public offering	—	171
Issuance of restricted stock	—	4

Balance, end of period	651	655

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	793,334	920,220
Net effect of initial public offering	—	(126,886)
Issuance of restricted stock	—	6,911

Balance, end of period	793,334	800,245

TREASURY STOCK
Balance, beginning of period	—	—
Acquired during period	(1,181)	—
Reissuance during period	100	—

Balance, end of period	(1,081)	—

UNEARNED COMPENSATION
Balance, beginning of period	(5,704)	—
Net increase (decrease) during period	568	(5,905)

Balance, end of period	(5,136)	(5,905)

ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	(12,985)	(17,990)
Net increase (decrease) during the period	52,013	(9,962)

Balance, end of period	39,028	(27,952)

RETAINED EARNINGS
Balance, beginning of period	45,576	55,165
Net income	89,088	40,640
Dividends to stockholders	(3,256)	—

Balance, end of period	131,408	95,805

TOTAL STOCKHOLDERS’ EQUITY	$958,204	$862,848

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of period	65,142,857	48,000,000
Issued during period	—	17,527,029
Treasury shares acquired	(67,294)	—

Balance, end of period	65,075,563	65,527,029

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS)

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

OPERATING ACTIVITIES
Net income	$89,088	$40,640
Less: cumulative effect of a change in accounting principle	(36,862)	—

Income before cumulative effect of a change in accounting principle	52,226	40,640
Adjustments to reconcile net income before cumulative effect of a change in accounting principle to net cash used in operating activities:
Reinsurance balances and funds held, net	(107,142)	(53,649)
Unearned premiums	99,603	54,356
Unpaid losses and loss adjustment expenses	1,370	(88,513)
Federal and foreign income taxes	26,508	15,637
Other assets and liabilities, net	27,554	353
Deferred acquisition costs	(22,845)	(17,370)
Net realized investment gains	(18,950)	(8,473)
Bond premium amortization, net	(802)	(1,072)

Net cash provided by (used in) operating activities	57,522	(58,091)

INVESTING ACTIVITIES
Maturities of fixed income securities	2,318	595
Sales of fixed income securities	388,418	298,976
Purchases of fixed income securities	(503,625)	(241,848)
Sales of equity securities	31,014	16,891
Purchases of equity securities	(56,499)	(41,400)
Purchases of other invested assets	(3,881)	(924)
Decrease in short-term investments	12,213	64,961

Net cash (used in) provided by investing activities	(130,042)	97,251

FINANCING ACTIVITIES
Dividends	(3,256)	—
Additional borrowings, net	107,494	—
Repayments of principal	(110,000)	—
Purchase of treasury stock	(1,181)	—
Net proceeds from public offering	—	51,286
Loan receivable	—	(1,000)

Net cash (used in) provided by financing	(6,943)	50,286

(Decrease) increase in cash and cash equivalents	(79,463)	89,446
Cash and cash equivalents, beginning of period	375,142	154,527

Cash and cash equivalents, end of period	$295,679	$243,973

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

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair presentation of its financial position on such dates and the results of operations for those periods. The results for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results for a full year. As of December 31, 2001, certain amounts have been reclassified to conform to the balance sheet presentation as of June 30, 2002.

      During the first and second quarter of 2002, the Company’s Board of Directors declared a dividend of $0.025 per common share. Approximately $1.6 million in dividends were paid in each quarter.

2.     New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standard (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, which are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. On January 1, 2002, the Company, in accordance with the provisions of SFAS 141 and in conjunction with the adoption of SFAS 142, fully amortized its negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the six months ended June 30, 2002. The amortization of negative goodwill during the six months ended June 30, 2001 was $4.2 million and was reflected in other expense (income), net. SFAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Goodwill and intangible assets with indefinite useful lives will not be subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill of $18.3 million reflected in other assets as of June 30, 2002 and December 31, 2001 has an indefinite life and is not impaired; accordingly, the Company has not amortized its goodwill during the six months ended June 30, 2002. For the six months ended June 30, 2001, the Company amortized

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million of goodwill, which was reflected in other expense (income), net. There is no effect on the Company’s federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

      The retroactive effect of the implementation of SFAS Nos. 141 and 142 on net income and basic and diluted earnings per share for the six months ended June 30, 2001 would be as follows (in thousands):

Six Months
Ended
June 30, 2001

Reported net income	$40,640

Adjustments:
Negative goodwill	(4,174)
Goodwill	1,258

Adjusted net income	$37,724

Reported basic earnings per share	$0.82
Adjustments:
Negative goodwill	(0.08)
Goodwill	0.02

Adjusted basic earnings per share	$0.76

Reported diluted earnings per share	$0.82
Adjustments:
Negative goodwill	(0.08)
Goodwill	0.02

Adjusted diluted earnings per share	$0.76

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Accumulated Other Comprehensive Income

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the six and three months ended June 30, 2002 and 2001 (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Beginning balance of accumulated other comprehensive loss	$(12,985)	$(17,990)	$(17,420)	$(6,701)

Beginning balance of foreign currency translation adjustments	(9,358)	2,480	(9,563)	(7,528)
Ending balance of foreign currency translation adjustments	2,763	(2,989)	2,763	(2,989)

Current period change in foreign currency translation adjustments	12,121	(5,469)	12,326	4,539

Beginning balance of unrealized net (losses) gains on securities	(3,627)	(20,470)	(7,857)	827
Ending balance of unrealized net gains (losses) on securities	36,265	(24,963)	36,265	(24,963)

Current period change in unrealized net gains (losses) on securities	39,892	(4,493)	44,122	(25,790)

Current period change in accumulated other comprehensive income (loss)	52,013	(9,962)	56,448	(21,251)

Ending balance of accumulated other comprehensive income (loss)	$39,028	$(27,952)	$39,028	$(27,952)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income for the six and three months ending June 30, 2002 and 2001 are in the following table (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income	$89,088	$40,640	$32,825	$21,865

Other comprehensive income (loss), before tax foreign currency translation adjustment	18,648	(8,710)	18,963	6,687
Unrealized gains (losses) on securities arising during period	75,522	278	80,207	(33,853)
Less: reclassification adjustment for realized losses included in net income	(14,150)	(7,191)	(12,328)	(5,824)

Other comprehensive income (loss), before tax adjustments	80,020	(15,623)	86,842	(32,990)

Tax (expense) benefit from foreign currency translation	(6,527)	3,241	(6,637)	(2,148)
Tax (expense) benefit from unrealized gains (losses) arising during the period	(26,433)	(97)	(28,073)	11,848
Tax benefit from realized losses included in net income	4,953	2,517	4,316	2,039

Total tax (expense) benefit	(28,007)	5,661	(30,394)	11,739

Other comprehensive income (loss), net of tax	52,013	(9,962)	56,448	(21,251)

Comprehensive income	$141,101	$30,678	$89,273	$614

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Earnings Per Share

      Net income for the six and three months ended June 30, 2002 and 2001 per common share has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Income before cumulative effect of a change in accounting principle	$52,226	$40,640	$32,825	$21,865
Cumulative effect of a change in accounting principle	36,862	—	—	—

Net income	$89,088	$40,640	$32,825	$21,865

Weighted average common shares outstanding — basic	64,745,993	49,704,815	64,750,028	51,390,895
Effect of dilutive shares	388,088	38,204	377,323	75,990

Weighted average shares outstanding — dilutive	65,134,081	49,743,019	65,127,351	51,466,885

Net income per common shares:
Basic:
Income before cumulative effect of a change in accounting principle	$0.81	$0.82	$0.51	$0.43
Cumulative effect of a change in accounting principle	0.57	—	—	—

Net income	$1.38	$0.82	$0.51	$0.43

Diluted:
Income before cumulative effect of a change in accounting principle	$0.80	$0.82	$0.50	$0.42
Cumulative effect of a change in accounting principle	0.57	—	—	—

Net income	$1.37	$0.82	$0.50	$0.42

      The diluted earnings per share does not consider the conversion of the Company’s convertible debt to common shares of the Company, as, in accordance with the terms of the debt agreement, the convertible debt was not excercisable as of June 30, 2002.

5.  Contingencies

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

endorsements. Fairfax has agreed to indemnify ORC for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and ORC does not anticipate making any payments under this guarantee that would require ORC to utilize the indemnification from Fairfax.

      Odyssey America has agreed, as of July 14, 2000, to guarantee the performance of all of the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR becomes insolvent and CTR is not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. This guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America. Fairfax has agreed to indemnify Odyssey America for all obligations under this guarantee. Odyssey America anticipates that CTR will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee. Odyssey America terminated the guarantee effective December 31, 2001, but remains contingently liable for contracts entered into by CTR prior to the termination date.

      Through UK Holdings, Odyssey America is a limited liability participant in the Lloyd’s market. In order to continue underwriting at Lloyd’s, the Company has established a clean irrevocable letter of credit in favor of the Society and Council of Lloyd’s. At June 30, 2002, the letter of credit was valued at £57.5 million ($86.2 million) and was collateralized by $96.7 million of the Company’s investment securities at statement value. The letter of credit effectively secures the future contingent obligations of UK Holdings should Newline, the Lloyd’s underwriting syndicate in which the Company participates, incur net losses. The Company’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit.

      Odyssey America has agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the subject business on a quarterly basis. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee. Fairfax Financial Holdings Limited has agreed to indemnify Odyssey America for any obligation under this agreement.

      In addition, in connection with the guarantee, Falcon has granted Odyssey America the option (the “Option”) to assume a ten percent quota share reinsurance participation for a period of up to three years of all of Falcon’s liabilities under the Subject Contracts entered into by Falcon on or after the date of the exercise of the Option by Odyssey America. If the Option is exercised, the one percent fee will be cancelled during the term of the quota share reinsurance agreement.

      OdysseyRe and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings incidental to their business. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to the financial condition or results of operations or cash flow of the Company.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Debt Obligations

      The components of debt obligations are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Convertible debt	$110,000	$—
Term note	—	50,000
Senior notes	90,845	100,000
Credit agreement	—	50,000

Total	$200,845	$200,000

      In June 2002, OdysseyRe issued $110 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005 and has a provision which allows each holder of Convertible Debt, at its option, to require OdysseyRe to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 or 2017. Under certain circumstances, each Convertible Debt holder can convert its Convertible Debt, in accordance with the terms of the indenture under which the convertible Debt was issued, into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt. The Convertible Debt is reflected on OdysseyRe’s balance sheet at its par value of $110.0 million.

      OdysseyRe issued a term note to a subsidiary of Fairfax which was due between 2002 and 2004. The note accrued interest using a 3-month LIBOR plus 225 basis points rate payable quarterly on March 15th, June 15th, September 15th and December 15th. Originally, the term note was issued in an aggregate principal amount of $200.0 million, but this debt has subsequently been fully extinguished by the proceeds of the Convertible Debt, the senior notes and credit agreement.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes due November 30, 2006. Interest accrues on the senior notes at a rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at the discretion of OdysseyRe. Simultaneously with the issuance of this debt, OdysseyRe entered into a swap transaction that effectively converted the fixed 7.49% interest rate into a variable rate of 4.53% as of June 30, 2002. On June 26, 2002, OdysseyRe prepaid $10 million aggregate principal amount of senior notes. As of June 30, 2002, the par value of the senior notes is $90 million and the senior notes have been reflected on the Company’s balance sheet at fair value. The fair value adjustment to the swap transaction of $0.8 million has been reflected in other liabilities.

      In December 2001, OdysseyRe entered into a credit agreement with Bank of America and J.P. Morgan Chase Bank. The amount of borrowing available under the credit facility was $50.0 million, payable on January 31, 2002 plus accrued interest. The credit agreement was a thirty day agreement. In accordance with the agreement terms, on January 31, 2002 it was converted to a three year obligation with the principal payment due in 2005 and interest payable at a rate based upon either the rate designated by Bank of America as its prime rate or a rate of 250 basis points over the applicable LIBOR. On June 18, 2002, this obligation was fully extinguished by proceeds from the issuance of the Convertible Debt.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2006	$90,000
2022	110,000

Total	$200,000

      OdysseyRe’s debt obligations are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. At June 30, 2002, the Company was in compliance with all debt covenants.

7.  Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for six and the three months ended June 30, 2002 and 2001 follows (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Gross unpaid losses and loss adjustment expenses, beginning of period	$2,720,220	$2,566,396	$2,717,482	$2,571,692
Less: ceded unpaid losses and loss adjustment expenses, beginning of period	1,045,791	899,629	1,049,493	931,660

Net unpaid losses and loss adjustment expenses, beginning of period	1,674,429	1,666,767	1,667,989	1,640,032

Losses and loss adjustment expenses incurred related to:
Current year	425,063	278,659	236,393	147,823
Prior years	11,847	2,730	9,167	2,796

Total losses and loss adjustment expenses incurred	436,910	281,389	245,560	150,619

Losses and loss adjustment expenses paid related to:
Current year	51,959	31,332	30,643	17,741
Prior years	385,563	337,882	210,049	195,170

Total paid losses and loss adjustment expenses	437,522	369,214	240,692	212,911

Effects of exchange rate changes	1,981	(688)	2,941	514

Net unpaid losses and loss adjustment expenses, end of period	1,675,798	1,578,254	1,675,798	1,578,254
Add: ceded unpaid losses and loss adjustment expenses, end of period	1,069,917	945,874	1,069,917	945,874

Gross unpaid losses and loss adjustment expenses, end of period	$2,745,715	$2,524,128	$2,745,715	$2,524,128

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Asbestos and Environmental Losses and Loss Adjustment Expenses

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the six and three months ended June 30, 2002 and 2001, is set forth in the table below (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$193,753	$205,633	$192,239	$212,639
Less: ceded unpaid losses and loss adjustment expenses, beginning of period	164,269	176,149	162,755	183,155

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484	29,484	29,484
Add: ceded unpaid losses and loss adjustment expenses, end of period	163,810	189,882	163,810	189,882

Gross unpaid losses and loss adjustment expenses, end of period	$193,294	$219,366	$193,294	$219,366

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$55,529	$53,439	$56,931	$54,092
Less: ceded unpaid losses and loss adjustment expenses, beginning of period	23,392	21,302	24,794	21,955

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137	32,137	32,137
Add: ceded unpaid losses and loss adjustment expenses, end of period	22,674	23,437	22,674	23,437

Gross unpaid losses and loss adjustment expenses, end of period	$54,811	$55,574	$54,811	$55,574

      The Company’s survival ratio for environmental and asbestos related liabilities as of June 30, 2002 is twelve years, reflecting full utilization of remaining indemnifications. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on June 30, 2002 plus indemnifications divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. The Company’s survival ratio is eight years, prior to reflecting full utilization of the indemnification. The Company’s survival ratio compares favorably with the U.S. Property and Casualty Industry average survival ratio of eight years as published by A.M. Best in its most recent report on Asbestos and Environmental claims.

9.  Segment Reporting

      The Company’s business is managed through three distinct divisions, the Americas, EuroAsia and London Market, which are established principally based on geographic regions. Effective January 1, 2002, business underwritten by UK Holdings, which owns and manages Newline (previously the Newline division), and business underwritten by Odyssey America’s London branch office, which was previously reflected as part of the EuroAsia division, have been integrated into the London Market division. For comparative purposes, the segment information presented below for the three months and six months ended June 30, 2001 has been restated to reflect the London Branch business in the London Market division. Each division provides customized treaty, facultative and program reinsurance through professional reinsurance brokerage firms. The Americas division is comprised of the Company’s U.S. operations and its Canadian and Latin America branch offices. The U.S. operations write primarily treaty property, general casualty, specialty casualty, and facultative casualty reinsurance business, and primary insurance business through Hudson. Treaty property business is written through its Canadian Branch while the Latin American branch writes both treaty and facultative property business. The EuroAsia division is comprised of offices in Paris, Cologne, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market division primarily writes property, marine and aerospace reinsurance business as well as casualty and financial lines primary business.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The financial results of these divisions for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

			London
Three months ended June 30, 2002	Americas	EuroAsia	Market	Total

Gross premiums written	$300,385	$60,342	$67,447	$428,174

Net premiums written	$261,977	$59,203	$49,692	$370,872

Net premiums earned	$258,320	$54,696	$38,843	$351,859

Losses and loss adjustment expenses	178,135	40,281	27,144	245,560
Acquisition costs and other underwriting expenses	78,986	13,855	9,296	102,137

Total underwriting deductions	257,121	54,136	36,440	347,697

Underwriting income	$1,199	$560	$2,403	4,162

Net investment income				30,025
Net realized investment gains				18,213
Other expenses, net				(927)
Interest expense				(2,214)

Income from continuing operations before income taxes				$49,259

Underwriting ratios:
Losses and loss adjustment expenses	69.0%	73.6%	69.9%	69.8%
Acquisition costs and other underwriting expenses	30.6	25.3	23.9	29.0

Combined ratio	99.6%	98.9%	93.8%	98.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London
Three months ended June 30, 2001	Americas	EuroAsia	Market	Total

Gross premiums written	$189,382	$31,833	$39,382	$260,597

Net premiums written	$171,851	$28,900	$33,416	$234,167

Net premiums earned	$173,698	$25,000	$21,854	$220,552

Losses and loss adjustment expenses	117,955	17,226	15,438	150,619
Acquisition costs and other underwriting expenses	58,522	6,134	9,289	73,945

Total underwriting deductions	176,477	23,360	24,727	224,564

Underwriting (loss) income	$(2,779)	$1,640	$(2,873)	(4,012)

Net investment income				31,053
Net realized investment gains				4,993
Other income, net				1,158
Interest expense				(367)

Income from continuing operations before income taxes				$32,825

Underwriting ratios:
Losses and loss adjustment expenses	67.9%	68.9%	70.6%	68.3%
Acquisition costs and other underwriting expenses	33.7	24.5	42.5	33.5

Combined ratio	101.6%	93.4%	113.1%	101.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London
Six months ended June 30, 2002	Americas	EuroAsia	Market	Total

Gross premiums written	$596,097	$104,776	$131,054	$831,927

Net premiums written	$532,302	$100,696	$100,695	$733,693

Net premiums earned	$469,942	$89,461	$75,771	$635,174

Losses and loss adjustment expenses	320,180	64,454	52,276	436,910
Acquisition costs and other underwriting expenses	146,791	24,389	19,398	190,578

Total underwriting deductions	466,971	88,843	71,674	627,488

Underwriting income	$2,971	$618	$4,097	7,686

Net investment income				58,228
Net realized investment gains				18,950
Other expenses, net				(1,653)
Interest expense				(4,396)

Income from continuing operations before income taxes				$78,815

Underwriting ratios:
Losses and loss adjustment expenses	68.1%	72.0%	69.0%	68.8%
Acquisition costs and other underwriting expenses	31.3	27.3	25.6	30.0

Combined ratio	99.4%	99.3%	94.6%	98.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London
Six months ended June 30, 2001	Americas	EuroAsia	Market	Total

Gross premiums written	$368,844	$58,758	$84,786	$512,388

Net premiums written	$339,045	$53,025	$71,850	$463,920

Net premiums earned	$320,403	$44,145	$43,391	$407,939

Losses and loss adjustment expenses	222,246	31,152	27,991	281,389
Acquisition costs and other underwriting expenses	106,584	12,299	17,576	136,459

Total underwriting deductions	328,830	43,451	45,567	417,848

Underwriting (loss) income	$(8,427)	$694	$(2,176)	(9,909)

Net investment income				60,378
Net realized investment gains				8,473
Other income, net				2,316
Interest expense				(367)

Income from continuing operations before income taxes				$60,891

Underwriting ratios:
Losses and loss adjustment expenses	69.4%	70.6%	64.5%	69.0%
Acquisition costs and other underwriting expenses	33.3	27.8	40.5	33.5

Combined ratio	102.7%	98.4%	105.0%	102.5%

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

10.  Stock Incentive Plan

      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million shares of the Company’s common stock may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted shall vest on each annual anniversary of the grant, and shall be exercisable at the grant price. Grants of 459,250 stock options, which were granted at a price of $18 per share, have been made under the 2002 Plan.

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

      Through the first six months of this year we have experienced growth opportunities in a number of areas, evidenced by our 62.4% increase in gross premiums written, which increased by $319.5 million to $831.9 million for the six months ended June 30, 2002 from $512.4 million for the six months ended June 30, 2001. As a result of improved market conditions and a series of catastrophic events, both in the United States and globally, conditions for us have been improving and we have opportunistically expanded in certain classes of business and in each of our geographic business segments. Our non-U.S. operations, including our Lloyds operations, accounted for 36.8% of our premium volume for the six months ended June 30, 2002.

      Due to the improved pricing environment and our continued focus on underwriting discipline, our underwriting results have significantly improved. Our combined ratio for the six months ended June 30, 2002 improved by 3.7 percentage points to 98.8% from 102.5% reported for the comparable period last year. This improvement is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business. Each of our business segments achieved a combined ratio under 100% for the six months ended June 30, 2002.

      We operate our business through three divisions, the Americas, EuroAsia and London Market, which are based principally on geographic regions.

      The Americas is our largest division, accounting for $596.1 million, or 71.7%, of our gross premiums written for the six months ended June 30, 2002. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative reinsurance in Central and South America, as well as, to a limited extent, primary business in the United States through Hudson, our insurance subsidiary. The Americas division is comprised of three units, the United States, Canada and Latin America (but also included the London branch for business incepting prior to 2001) and six offices, located in Stamford, New York City, Mexico City, Miami, Santiago and Toronto. Gross premiums written by the United States unit for the six months ended June 30, 2002 were $526.1 million, an increase of $210.0 million, or 66.4%, compared to $316.1 million for the six months ended June 30, 2001. Gross premiums written by the Latin American unit for the six months ended June 30, 2002 were $46.8 million, an increase of $19.3 million, or 70.2%, compared to $27.5 million for the six months ended June 30, 2001. The Canadian unit had gross written premiums of $18.0 million for the six months ended June 30, 2002, an increase of $11.4 million, or 172.7%, compared to $6.6 million for the six months ended June 30, 2001. The increases are due mainly to greater opportunities to write business as a result of increased pricing both at the insurance and reinsurance levels. The London branch unit (business underwritten prior to 2001) had gross premiums written of $5.2 million for the six months ended June 30, 2002, a decrease of $13.5 million compared to $18.7 million for the six months ended June 30, 2001.

      The EuroAsia division was formed in 2000 as part of the re-alignment of our business across geographic regions. EuroAsia operates out of six offices, with principal offices in Paris and Singapore. For the six months ended June 30, 2002, the EuroAsia division had gross premiums written of $104.8 million, or 12.6% of our gross premiums written, compared to $58.8 million for the six months ended June 30, 2001. The growth rate was 78.2%. For the six months ended June 30, 2002 and 2001, our Paris office had gross premiums written of $78.8 million, and $44.6 million, respectively, and our Singapore office had gross premiums written of $26.0 million and $14.2 million, respectively. The EuroAsia division premiums are geographically dispersed mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim and the Middle East. The EuroAsia division has been successful in taking advantage of the international rate increases and creating new market opportunities by leveraging off of long-term ceding company and broker relationships.

      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, which in turn owns and manages Syndicate 1218 and our London branch office. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The London Market writes reinsurance and insurance business worldwide through brokers, generating $131.1 million, or 15.8%, of our gross premiums written for the six months ended June 30, 2002 as compared to $84.8 million for the six months ended June 30, 2001. The increase in gross premium written of $46.3 million, or 54.6%, was mainly in financial lines and property business.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the addition of losses and loss adjustment expenses incurred as a percent of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percent of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio for the six months ended June 30, 2002 was 98.8%, a decrease of 3.7 percentage points from 102.5% for the six months ended June 30, 2001.

      For the six months ended June 30, 2002 and 2001, our gross premiums written were $831.9 million and $512.4 million, respectively. For the six months ended June 30, 2002 and 2001, our net premiums written were $733.7 million and $463.9 million, respectively, and our net income was $89.1 million (which included a cumulative effect of a change in accounting principle of $36.9 million) and $40.6 million, respectively. As of June 30, 2002, we had total assets of $4.9 billion and total stockholders’ equity of $958.2 million.

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

Results Of Operations

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Gross Premiums Written. Gross premiums written for the three months ended June 30, 2002 increased by $167.6 million, or 64.3%, to $428.2 million from $260.6 million for the three months ended June 30, 2001. The increase in premium volume is attributable to increases in the Americas division of $111.0 million, or 58.6%, in the EuroAsia division of $28.5 million, or 89.6%, and in the London Market of $28.1 million, or 71.3%.

      The increase in the Americas division is attributable to increases in the United States unit of $95.2 million, or 58.7%, the Latin America unit of $10.4 million, or 55.3%, the Canadian branch of $6.5 million, or 175.7%, offset by a decrease of $1.1 million in the London branch business included in the Americas division. Excluding amounts written through the London branch, gross premiums written in the Americas division increased by $112.1 million, or 60.7%.

      EuroAsia division’s gross premiums written for the three months ended June 30, 2002 and 2001 were $60.3 million and $31.8 million, respectively. The premium consists of international reinsurance business primarily derived through new market opportunities.

      The increase in the London Market division of $28.1 million is attributable to increases in financial lines of $19.9 million, marine, aerospace, and international casualty of $14.8 million and property business of $0.3 million. These increases were offset by a decrease in North American treaty business of $6.9 million.

      Ceded Premiums Written. Ceded premiums written for the three months ended June 30, 2002 increased by $30.9 million, or 117.0%, to $57.3 million from $26.4 million for the three months ended June 30, 2001. During the three months ended June 30, 2002, loss recoveries for prior accident years associated with our aggregate whole account excess of loss contracts generated additional premium cessions of $8.2 million under the agreements, an increase of $7.0 million compared to the three months ended June 30, 2001. Ceded premiums related to Hudson increased by $9.3 million in the second quarter of 2002 compared to the second quarter of 2001.

      Net Premiums Written. Net premiums written for the three months ended June 30, 2002 increased by $136.7 million, or 58.4%, to $370.9 million from $234.2 million for the three months ended June 30, 2001 reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the three months ended June 30, 2002 increased by $131.3 million, or 59.5%, to $351.9 million from $220.6 million for the three months ended June 30, 2001. The change in earned premium is essentially consistent with the growth in net premiums written.

      Net Investment Income. Net investment income for the three months ended June 30, 2002 decreased by $1.1 million, or 3.5%, to $30.0 million from $31.1 million for the three months ended June 30, 2001. Net investment yield for the three months ended June 30, 2002 was 4.4% on an annualized basis, compared to 4.9% for the comparable period in 2001.

      Net Realized Investment Gains. Net realized investment gains for the three months ended June 30, 2002 were $18.2 million compared to a net realized gain of $5.0 million for the three months ended June 30, 2001. The net realized investment gains for the three months ended June 30, 2002 is principally comprised of net realized gains from the fixed income portfolio. The net realized gain in the second quarter 2001 was primarily from the sale of equity securities which generated a gain of $3.4 million.

      Losses And Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended June 30, 2002 were $245.6 million compared to $150.6 million for the three months ended June 30, 2001, an increase of $95.0 million, or 63.1%. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the three months ended June 30, 2002 was 69.8% compared to 68.3% for the three months ended June 30, 2001.

      Acquisition Costs. Acquisition costs for the three months ended June 30, 2002 were $85.9 million compared to $56.4 million for the three months ended June 30, 2001 with the increase due to the premium growth. The resulting acquisition ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 24.4% for the three months ended June 30, 2002 compared to 25.6% for the three months ended June 30, 2001. A decrease in acquisition expense ratio of 1.2 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended June 30, 2002 were $16.3 million compared to $17.6 million for the three months ended June 30, 2001. The other underwriting expense ratio, expressed as a percent of premiums earned, was 4.6% for the three months ended June 30, 2002, compared to 8.0% for the three months ended June 30, 2001. The decrease in the other underwriting expense ratio is principally due to the increased premium volume.

      Other Expenses (Income), Net. Other expenses (income), net for the three months ended June 30, 2002 was a net expense of $0.9 million compared to $1.2 million of net income for the three months ended June 30, 2001.

      The major component of other expenses (income), net in 2001 was the amortization of goodwill, which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, or $2.1 million for the three months ended June 30, 2001, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period of $2.5 million per year, or $0.6 million for the three months ended June 30, 2001. The other expense (income), net for the three months ended June 30, 2002 is comprised of the operating expenses of the holding company, since goodwill is no longer being amortized.

      Interest Expense. We incurred interest expense related to debt obligations of $2.2 million for the three months ended June 30, 2002, compared to $0.4 million for the three months ended June 30, 2001. The increase in interest expense is attributable to certain debt obligations initially entered into in the latter part of June 2001.

      Combined Ratio. Our combined ratio, which is the sum of the losses and loss adjustment expense ratio, acquisition ratio and other underwriting expense ratio, decreased by 3.0 percentage points from 101.8% for the three months ended June 30, 2001 to 98.8% for the three months ended June 30, 2002. Our combined ratio improved due to the improving conditions in the primary and reinsurance segments of the industry.

      Federal And Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended June 30, 2002 increased by $5.4 million to a tax provision of $16.4 million compared to a tax provision of $11.0 million for the three months ended June 30, 2001 as a result of the increase in operating income.

      Net Income. Net income for the three months ended June 30, 2002 was $32.8 million, compared to net income of $21.9 million for the three months ended June 30, 2001.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Gross Premiums Written. Gross premiums written for the six months ended June 30, 2002 increased by $319.5 million, or 62.4%, to $831.9 million from $512.4 million for the six months ended June 30, 2001. The increase in premium volume is attributable to increases in the Americas division of $227.2 million, or 61.6%, the London Market of $46.3 million, or 54.6%, and the EuroAsia division of $46.0 million, or 78.2%.

      The increase in premiums in the Americas division is comprised of an increase in treaty property business of $35.7 million, due mainly to improved pricing and treaty terms, an increase in treaty casualty lines of $64.6 million, an increase in the Latin American unit business of $19.3 million, an increase in non traditional business of $59.6 million, and increases in both our facultative business of $31.7 million, and our primary insurance activities of $26.6 million. This was somewhat offset by a decrease in the London branch business of $13.7 million.

      EuroAsia division’s gross premiums written for the six months ended June 30, 2002 were $104.8 million, consisting of international reinsurance business primarily derived through new market opportunities. Gross written premiums were $58.8 million for the first six months ended June 30, 2001.

      The London Market premium increase of $46.3 million is comprised of increases in international casualty business of $26.6 million, property business of $12.4 million and financial lines business of $26.0 million. These increases were partially offset by decreases in marine and aerospace lines of $7.4 million, North American casualty business of $10.2 million and run-off business of $1.1 million.

      Ceded Premiums Written. Ceded premiums written for the six months ended June 30, 2002 increased by $49.7 million, or 102.5%, to $98.2 million from $48.5 million for the six months ended June 30, 2001. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume, increases in premium cessions related to our aggregate whole account excess agreements of $23.0 million and an increase in cessions of $11.1 million related to our Hudson business.

      Net Premiums Written. Net premiums written for the six months ended June 30, 2002 increased by $269.8 million, or 58.2%, to $733.7 million from $463.9 million for the six months ended June 30, 2001. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the six months ended June 30, 2002 increased by $227.3 million, or 55.7%, to $635.2 million from $407.9 million for the six months ended June 30, 2001. This increase was a result of the factors listed above, and reflects an increase in unearned premiums of $98.5 million for the six months ended June 30, 2002, as compared to an increase in unearned premiums of $56.0 million for the six months ended June 30, 2001. This increase in unearned premiums is associated with the increase in net premiums written.

      Net Investment Income. Net investment income for the six months ended June 30, 2002 decreased by $2.2 million, or 3.6%, to $58.2 million from $60.4 million for the six months ended June 30, 2001. Net investment yield for the six months ended June 30, 2002 was 4.3% on an annualized basis, compared to 4.5% for the comparable period in 2001.

      The decrease in investment income before expenses resulted from a decrease in the amount of interest on our fixed income securities of $3.0 million, interest on our short-term securities and cash of $3.6 million and dividend income on our equity securities of $0.7 million. These decreases were partially offset by increases in investment income on our other invested securities of $1.8 million and dividend income from our affiliated equity securities of $3.8 million.

      Net Realized Investment Gains. Net realized investment gains for the six months ended June 30, 2002 increased by $10.5 million to $19.0 million from a gain of $8.5 million for the six months ended June 30, 2001. The increase in net realized gains in 2002 was primarily related to net realized gains from our fixed income portfolio.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the six months ended June 30, 2002 increased by $155.5 million, or 55.3%, to $436.9 million from $281.4 million for the six months ended June 30, 2001. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the six months ended June 30, 2002 was 68.8% compared to 69.0% for the six months ended June 30, 2001. The improved losses and loss adjustment expense ratio reflects the general improvements in primary and reinsurance pricing.

      Acquisition Costs. Acquisition costs for the six months ended June 30, 2002 were $157.5 million compared to $104.5 million for the six months ended June 30, 2001 with the increase due to the premium growth. The resulting acquisition ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 24.8% for the six months ended June 30, 2002 compared to 25.6% for the six months ended June 30, 2001. A decrease in acquisition expense ratio of 0.8 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business.

      Other Underwriting Expenses. Other underwriting expenses for the six months ended June 30, 2002 were $33.1 million compared to $31.9 million for the six months ended June 30, 2001. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.2% for the six months ended June 30, 2002, compared to 7.8% for the six months ended June 30, 2001. Although there has been a decrease in the other underwriting expense ratio, the increase in the dollar amount is mainly attributable to our international expansion.

      Other Expenses (Income), Net. Other expenses (income), net for the six months ended June 30, 2002 was a net expense of $1.7 million compared to $2.3 million of net income for the six months ended June 30, 2001.

      The major component of other expenses (income), net in 2001 was the amortization of goodwill, which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, or $4.2 million for the six months ended June 30, 2001, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period at $2.5 million per year, or $1.3 million for the six months ended June 30, 2001. The other expense (income) for the six months ended June 30, 2002 is primarily comprised of the operating expenses of the holding company since goodwill is no longer amortized.

      Interest Expense. We incurred interest expense related to debt obligations of $4.4 million for the six months ended June 30, 2002, compared to $0.4 million for the six months ended June 30, 2001. The increase in interest expense is attributable to certain debt obligations initially entered into in the latter part of June 2001.

      Combined Ratio. Our combined ratio, which is the sum of the losses and loss adjustment expense ratio, acquisition ratio and other underwriting expense ratio, decreased by 3.7 percentage points from 102.5% for the six months ended June 30, 2001 to 98.8% for the six months ended June 30, 2002. Our combined ratio improved due to the improving conditions in the primary and reinsurance segments of the industry.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the six months ended June 30, 2002 increased by $6.3 million to a tax provision of $26.6 million compared to a tax provision of $20.3 million for the six months ended June 30, 2001 as a result of the increase in operating income.

      Net Income. Net income for the six months ended June 30, 2002 increased by $48.5 million, or 119.5%, to $89.1 million from $40.6 million for the six months ended June 30, 2001. Net income before cumulative effect of a change in accounting principle for the six months ended June 30, 2002 increased by $11.6 million to $52.2 million from $40.6 million. The cumulative effect of a change in accounting principle is the write-off of negative goodwill carried on the balance sheet at December 31, 2001 (see note 2.)

Liquidity and Capital Resources

      In June 2002, OdysseyRe issued $110 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005 and has a provision which allows each holder of Convertible Debt, at its option, to require OdysseyRe to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 or 2017. Under certain circumstances, each Convertible Debt holder can convert its Convertible Debt, in accordance with the terms of the indenture under which the Convertible Debt was issued, into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt. The Convertible Debt is reflected on OdysseyRe’s balance sheet at its par value of $110.0 million.

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued a $200.0 million term note to a subsidiary of Fairfax. We paid interest on the term note at a rate of 225 basis points over the three month London Interbank Offered Rate (LIBOR). Under the terms of the term note, we had the right to prepay all or part of the principal amount outstanding under the term note at anytime without bonus or penalty. We have totally extinguished the debt under the term note and as of June 30, 2002, there was no principal amount outstanding.

      We have also issued $100.0 million aggregate principal amount of senior notes pursuant to a private placement with a fixed interest rate of 7.49%. Interest payments are due semi-annually on May 31st and November 30th starting in 2002. Immediately following the issuance of these 7.49% senior notes, we entered into an interest rate swap agreement with Bank of America N.A. This transaction has enabled us to convert the fixed 7.49% interest rate obligation to a variable interest rate of LIBOR plus 263 basis points or 4.53% as of June 30, 2002. The proceeds from the sale of the senior notes was used to prepay part of the principal amount outstanding under the $200.0 million term note. On June 26, 2002, we prepaid $10.0 million aggregate principal amount of senior notes. The aggregate principal amount of senior notes outstanding as of June 30, 2002 is $90.0 million.

      In addition, we entered into a $50.0 million credit agreement with Bank of America, N.A. and J.P. Morgan Chase Bank on December 31, 2001. The entire $50.0 million in proceeds was used to prepay part of the principal amount outstanding under the $200.0 million term note. The agreement has been amended as of January 31, 2002. The entire principal amount outstanding under the credit agreement is due January 31, 2005. As of June 30, 2002, the entire debt has been extinguished and there is no balance outstanding.

      In connection with the business of our London Market division, we executed a secured letter of credit in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. At June 30, 2002, the letter of credit was valued at 57.5 million British sterling pounds, or $86.2 million, and was secured by a pledge of $96.7 million of our investment securities.

      During the first and second quarter of 2002, the Company’s Board of Directors declared a dividend of $0.025 per common share. Approximately $1.6 million in dividends were paid in each quarter.

Cash Flow and Investments

      Cash flows from operating activities principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $57.5 million for the six months ended June 30, 2002; cash used in operations for the six months ended June 30, 2001 amounted to $58.1 million.

      Cash provided by operations for underwriting activity increased for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 principally due to premium collections exceeding our net loss payments during the first six months of 2002. The increase in premium collections is directly attributable to the increase in premium volume realized during the later part of calendar year 2001.

      Total cash used by investing activities for the six months ended June 30, 2002 were $130.0 million compared to cash provided of $97.3 million from investing activities for the six months ended June 30, 2001. The decrease in cash proceeds from investing activities is mainly due to a change in the mix of short-term investments and cash and cash equivalents. Cash and cash equivalents were $295.7 million and $244.0 million at June 30, 2002 and 2001, respectively. Cash and cash equivalents were $375.1 million at December 31, 2001. Cash and short-term investments are maintained for liquidity purposes and represented 10.7% and 14.8% at June 30, 2002 and December 31, 2001, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.2 billion as of June 30, 2002. Total investments, cash and cash equivalents amounted to $2.8 billion as of June 30, 2002. The fixed income securities portfolio has a weighted average security rating of “AA” as measured by S&P.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of June 30, 2002 were: A.M. Best Company, Inc.: A; and Standard & Poor’s Rating services: A-.

Stockholders’ Equity

      Stockholders’ equity increased by $137.3 million, or 16.7%, to $958.2 million as of June 30, 2002 from $820.9 million as of December 31, 2001. The increase was mainly attributable to net income of $89.1 million, and an increase in accumulated other comprehensive income, net of deferred taxes of $52.0 million for the six months ended June 30, 2002.

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of June 30, 2002, our $2.8 billion investment portfolio is comprised of $2.2 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

     Interest Rate Risk

      Our fixed income securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities portfolios fall and vice versa. The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of June 30, 2002 and December 31, 2001, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2002			As of December 31, 2001

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$2,004.2	$(231.1)	(10.3)%	$1,812.8	$(216.0)	(10.6)%
100 basis point rise	2,096.8	(138.5)	(6.2)	1,907.1	(121.7)	(6.0)
Base Scenario	2,235.3	—	—	2,028.8	—	—
100 basis point decline	2,430.4	195.1	8.7	2,221.4	192.6	9.5
200 basis point decline	2,673.0	437.7	19.6	2,460.5	431.7	21.3

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts up and down in interest rates. This reflects significant exposure to fixed income securities containing a put feature.

In total, these securities represent approximately 47% and 50% of the fair market value of the total fixed income portfolio as of June 30, 2002 and December 31, 2001, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

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

      At June 30, 2002 and December 31, 2001, 95.5% and 97.1%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 5.1% and 2.9%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of June 30, 2002 and December 31, 2001, 8.6% and 7.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 6.3% and 5.3% on June 30, 2002 and December 31, 2001, respectively, of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a total $17.8 million at June 30, 2002 and $14.1 million at December 31, 2001 decline in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of June 30, 2002 and December 31, 2001, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $346.2 million and $268.0 million, respectively, or 12.2% and 10.1%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 7.6% as of June 30, 2002 and December 31, 2001 of our investment portfolio, including cash and cash equivalents. As of June 30, 2002, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $34.6 million dollar decline in the fair value of the total investment portfolio.

      Included above in securities denominated in foreign currencies are Japanese yen denominated securities, which at June 30, 2002 had a U.S. dollar equivalent market value of $56.4 million. We have entered into Japanese yen forward sale contracts to hedge against a fall in value of the Japanese yen denominated securities versus the U.S. dollar. The Japanese yen forward contracts are for an aggregate amount of 4.4 billion Japanese yen at an average forward rate of 120.3 yen or a U.S. dollar equivalent amount of $35.3 million.

New Accounting Pronouncements

      Effective January 1, 2002, we adopted Statements of Financial Accounting Standard (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, which are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. On January 1, 2002, we, in accordance with the provisions of SFAS 141, and in conjunction with the adoption of SFAS 142, fully amortized our negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle item in our statement of operations for the first six months ended June 30, 2002. The amortization of negative goodwill during the first six months ended June 30, 2001 was $4.2 million and was reflected in other income, net. SFAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Goodwill and intangible assets with indefinite useful lives will not be subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill of $18.3 million reflected in other assets as of June 30, 2002 and December 31, 2001 has an indefinite life and is not impaired; accordingly, we have not amortized our goodwill during the first six months ended June 30, 2002. For the first six months ended June 30, 2001, we amortized $1.3 million of goodwill, which was reflected in other income, net. There is no effect on our federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

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

PART II — Item 2.     Changes in Securities and Use of Proceeds

      On June 18, 2002, OdysseyRe issued and sold, in a private placement, $100 million aggregate principal amount of 4.375% convertible senior debentures due 2022 (the debentures). On June 20, 2002, OdysseyRe issued and sold, in a private placement, $10 million aggregate principal amount of the debentures pursuant to an option to purchase additional debentures granted to the initial purchaser.

      The debentures were sold to Banc of America Securities LLC, as the initial purchaser, as an “accredited investor” within the meaning of Rule 501 under the Securities Act of 1933, as amended, in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act, and were offered and sold to “qualified institutional buyers” under Rule 144A under the Securities Act. Pursuant to a registration rights agreement, OdysseyRe has agreed to file with the Securities and Exchange Commission a registration statement under the Securities Act to permit registered resales of the debentures and the shares of OdysseyRe’s common stock issuable upon conversion of the debentures.

      The aggregate offering price of the debentures was $110 million, 100% of the principal amount thereof. The purchase price paid to OdysseyRe by the initial purchaser was approximately $107.5 million, which represented the initial offering price of the debentures less a discount of 2.25% of the aggregate principal amount of the debentures, which discount totaled approximately 2.5 million.

      Holders of the debentures may convert their debentures prior to stated maturity under any of the following circumstances: (1) during any conversion period if the closing sale price of OdysseyRe’s common stock for at least 20 trading days in the 30 trading-day period ending on the first day of the conversion period is more than 120% of the conversion price on that 30th trading day; a “conversion period” will be the period from and including the 30th trading day in a fiscal quarter to but not including the 30th trading day in the immediately following fiscal quarter; (2) if OdysseyRe has called those debentures for redemption; or (3) upon the occurrence of certain specified corporate transactions.

      For each $1,000 principal amount of debentures surrendered for conversion, a holder will receive 46.9925 shares of common stock of OdysseyRe. This represents an initial conversion price of $21.28 per share of common stock. The conversion rate may be adjusted under certain circumstances.

PART II — Item 4.     Submission of Matters to a Vote of Security Holders

      The annual meeting of our shareholders was held on April 23, 2002. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

      Our directors were re-elected in an uncontested election. There were no abstentions or broker non-votes. The following are the votes cast for or withheld from the election of directors.

Directors	For	Withheld

V. Prem Watsa	57,721,137	5,164,332
James F. Dowd	58,066,862	4,818,607
Andrew A. Barnard	58,172,816	4,712,653
Winslow W. Bennett	62,363,546	521,923
Anthony F. Griffiths	62,700,109	185,360
Robbert Hartog	62,697,809	187,660
Paul B. Ingrey	62,613,423	272,046

      The appointment of PricewaterhouseCoopers as our independent accountants for the year ending December 31, 2002 was approved. The holders of 62,087,569 shares of our common stock voted in favor of the appointment, the holders of 793,433 shares of our common stock voted against the appointment and the holders of 4,467 shares of our common stock abstained. There were no broker non-votes.

      The Odyssey Re Holdings Corp. 2002 Stock Incentive Plan was approved and the issuance of 1,500,000 shares of our common stock under such plan was approved. The holders of 61,732,616 shares of our common stock voted in favor of the proposals, the holders of 1,130,966 shares of our common stock voted against the proposals, and the holders of 21,887 shares of our common stock abstained. There were no broker non-votes.

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

PART II — Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture dated June 18, 2002 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-3, filed on August 8, 2002)
4.2	Registration Rights Agreement dated June 18, 2002 between Odyssey Re Holdings Corp. and Banc of America Securities LLC regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.7 of the registrant’s registration statement on Form S-3, filed on August 8, 2002)
10.1	Purchase Agreement dated June 12, 2002 with respect to the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 1.3 of the registrant’s registration statement on Form S-3, filed on August 8, 2002)
10.2	Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the registrant’s definitive proxy statement filed on March 21, 2002)
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled ‘Risk Factors‘ in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2002)

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: August 12, 2002

/s/ ANDREW A. BARNARD

Andrew A. Barnard
President and Chief Executive Officer

Date: August 12, 2002

/s/ CHARLES D. TROIANO

Charles D. Troiano
Executive Vice President and
Chief Financial Officer