Form 10-Q
period 2002-09-30
ODYSSEY RE HOLDINGS CORP
filed 2002-11-12
CIK 1137048

As filed with the Securities and Exchange Commission on November 12, 2002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2002	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at September 30, 2002

Common Stock, $.01 Par Value	65,065,063

ODYSSEY RE HOLDINGS CORP.

INDEX TO FORM 10-Q

		Page

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations and Comprehensive Income for the nine and three months ended September 30, 2002 and 2001 (unaudited)	4
	Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2002 and 2001 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	30
PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	30
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None
ITEM 5.	OTHER INFORMATION — FORWARD LOOKING STATEMENTS	30
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	31

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	As of	As of
	September 30,	December 31,
	2002	2001

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $1,768,609 and $2,030,561, respectively)	$1,797,583	$2,028,758
Equity securities:
Preferred stock, at fair value (cost $8,017)	9,240	—
Common stocks, at fair value (cost $148,157 and $106,353, respectively)	148,099	100,515
Common stocks, at equity	163,377	90,553
Short-term investments, at cost which approximates fair value	339,806	19,648
Other invested assets	53,983	45,160
Cash and cash equivalents	384,863	375,142

Total investments and cash	2,896,951	2,659,776
Investment income due and accrued	29,799	27,466
Reinsurance balances receivable	448,313	358,203
Reinsurance recoverable on loss payments	90,596	52,812
Reinsurance recoverable on unpaid losses	1,063,243	1,045,791
Prepaid reinsurance premiums	76,526	35,466
Funds held by ceding insurers	113,033	75,186
Deferred acquisition costs	117,177	79,560
Current federal and foreign income taxes	12,339	12,103
Deferred federal and foreign income taxes	115,779	204,455
Other assets	232,163	97,473

Total assets	$5,195,919	$4,648,291

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,807,367	$2,720,220
Unearned premiums	542,888	338,370
Debt obligations	207,688	200,000
Reinsurance balances payable	155,875	126,874
Funds held under reinsurance contracts	293,339	348,038
Other liabilities	166,837	93,917

Total liabilities	4,173,994	3,827,419

STOCKHOLDERS’ EQUITY
Preferred stock, 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,334	793,334
Treasury stock, 77,794 shares at cost	(1,245)	—
Unearned compensation	(4,854)	(5,704)
Accumulated other comprehensive income (loss), net of deferred income taxes	16,491	(12,985)
Retained earnings	217,548	45,576

Total stockholders’ equity	1,021,925	820,872

Total liabilities and stockholders’ equity	$5,195,919	$4,648,291

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

REVENUES
Gross premiums written	$1,331,648	$813,178	$499,721	$300,790
Ceded premiums written	177,921	122,949	79,687	74,481

Net premiums written	1,153,727	690,229	420,034	226,309
Increase in unearned premiums	(158,015)	(62,323)	(59,496)	(6,342)

Net premiums earned	995,712	627,906	360,538	219,967
Net investment income	90,486	90,254	32,258	29,876
Net realized investment gains (losses)	123,512	6,868	104,562	(1,605)

Total revenues	1,209,710	725,028	497,358	248,238

EXPENSES
Losses and loss adjustment expenses	683,698	503,821	246,788	222,432
Acquisition costs	252,188	177,561	94,722	73,021
Other underwriting expenses	51,668	48,211	18,556	16,292
Other expenses (income), net	2,675	(3,163)	1,022	(847)
Interest expense	6,580	3,320	2,184	2,953

Total expenses	996,809	729,750	363,272	313,851

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	212,901	(4,722)	134,086	(65,613)

Federal and foreign income tax provision (benefit):
Current	—	9,452	—	169
Deferred	72,905	(12,879)	46,316	(23,847)

Total federal and foreign income tax provision (benefit)	72,905	(3,427)	46,316	(23,678)

Income (loss) before cumulative effect of a change in accounting principle	139,996	(1,295)	87,770	(41,935)
Cumulative effect of a change in accounting principle (Note 2)	36,862	—	—	—

NET INCOME (LOSS)	$176,858	$(1,295)	$87,770	$(41,935)

BASIC
Weighted average shares outstanding	64,741,992	54,686,994	64,734,119	64,748,160

Earnings (loss) per share	$2.73	$(0.02)	$1.36	$(0.65)

DILUTED
Weighted average shares outstanding	65,132,841	54,686,994	65,131,409	64,748,160

Earnings (loss) per share	$2.72	$(0.02)	$1.35	$(0.65)

DIVIDENDS
Dividends declared per share	$0.075	$0.025	$0.025	$0.025

COMPREHENSIVE INCOME
Net income (loss)	$176,858	$(1,295)	$87,770	$(41,935)
Other comprehensive income (loss), net of tax	29,476	35,748	(22,537)	45,710

Comprehensive income	$206,334	$34,453	$65,233	$3,775

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2001

COMMON STOCK
Balance, beginning of period	$651	$480
Proceeds from initial public offering	—	171

Balance, end of period	651	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	793,334	920,220
Net effect of initial public offering	—	(126,886)

Balance, end of period	793,334	793,334

TREASURY STOCK
Balance, beginning of period	—	—
Acquired during period	(1,345)	—
Reissuance during period	100	—

Balance, end of period	(1,245)	—

UNEARNED COMPENSATION
Balance, beginning of period	(5,704)	—
Issuance of restricted stock	—	(6,915)
Net increase during period	850	1,183

Balance, end of period	(4,854)	(5,732)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	(12,985)	(17,990)
Net increase during the period	29,476	35,748

Balance, end of period	16,491	17,758

RETAINED EARNINGS
Balance, beginning of period	45,576	55,165
Net income (loss)	176,858	(1,295)
Dividends to stockholders	(4,886)	(1,628)

Balance, end of period	217,548	52,242

TOTAL STOCKHOLDERS’ EQUITY	$1,021,925	$858,253

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of period	65,142,857	48,000,000
Issued during period	—	17,142,857
Net treasury shares acquired	(77,794)	—

Balance, end of period	65,065,063	65,142,857

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2001

OPERATING ACTIVITIES
Net income (loss)	$176,858	$(1,295)
Less: cumulative effect of a change in accounting principle	(36,862)	—

Income before cumulative effect of a change in accounting principle	139,996	(1,295)
Adjustments to reconcile net income before cumulative effect of a change in accounting principle to net cash used in operating activities:
Reinsurance balances and funds held, net	(189,085)	(38,059)
Unearned premiums	160,224	61,795
Unpaid losses and loss adjustment expenses	59,949	(81,861)
Federal and foreign income taxes	72,670	(7,981)
Other assets and liabilities, net	37,377	(9,060)
Deferred acquisition costs	(37,052)	(13,599)
Net realized investment gains	(123,512)	(6,868)
Bond premium amortization, net	(1,265)	(416)

Net cash provided by (used in) operating activities	119,302	(97,344)

INVESTING ACTIVITIES
Maturities of fixed income securities	5,795	624
Sales of fixed income securities	1,803,223	323,152
Purchases of fixed income securities	(1,496,778)	(265,147)
Sales of equity securities	39,514	17,746
Purchases of equity securities	(149,861)	(42,101)
Purchases of other invested assets	(26,173)	(3,875)
(Increase) decrease in short-term investments	(306,454)	124,231
Cash and cash equivalents acquired	29,890	—

Net cash (used in) provided by investing activities	(100,844)	154,630

FINANCING ACTIVITIES
Dividends	(4,886)	—
Additional borrowings, net	107,494	—
Repayments of principal	(110,000)	—
Purchase of treasury stock	(1,345)	—
Net proceeds from public offering	—	51,285
Loan receivable	—	(1,000)

Net cash (used in) provided by financing	(8,737)	50,285

Increase in cash and cash equivalents	9,721	107,571
Cash and cash equivalents, beginning of period	375,142	154,527

Cash and cash equivalents, end of period	$384,863	$262,098

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for its wholly owned subsidiary Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, Odyssey Reinsurance Corporation (“ORC”), Odyssey UK Holdings Corp. (formerly known as TIG Re Holdings Corp.) (“Odyssey UK Holdings”), Newline Underwriting Management Limited (“Newline”) and Hudson Insurance Company (“Hudson”). On September 10, 2002, OdysseyRe acquired 56% of First Capital Insurance Limited (“First Capital”), a Singapore insurance company, for $17.8 million. First Capital is consolidated in our financial statements as of September 30, 2002.

      On June 19, 2001, the Company sold 17,142,857 shares of its common stock (26% of the total shares of common stock outstanding) in an initial public offering (the “offering”). In connection with the offering, all the outstanding shares of Odyssey America were acquired by the Company from subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), the Company’s ultimate majority shareholder, for $233.6 million in cash, $200.0 million in a term note and 48 million shares of the Company’s common stock. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become the Company’s historical financial information and the financial statements presented herein have been restated to reflect the re-capitalization as though it occurred at the beginning of the period. The Company retained $51.3 million of the net proceeds from the offering. In connection with the offering, the Company granted restricted shares of its stock to various executives and employees.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results for a full year. As of December 31, 2001, certain amounts have been reclassified to conform to the balance sheet presentation as of September 30, 2002.

      During 2002, the Company’s Board of Directors declared a dividend of $0.025 per common share in each quarter. Approximately $1.6 million in dividends were paid in each quarter.

2.     New Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standard (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, which are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. On January 1, 2002, the Company, in accordance with the provisions of SFAS 141 and in conjunction with the adoption of SFAS 142, fully amortized its negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the nine months ended September 30, 2002. The amortization of negative goodwill during the nine months ended September 30, 2001 was $6.3 million and was reflected in other expenses (income), net. SFAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Goodwill and intangible assets with indefinite useful lives will not be subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill of $18.3 million reflected in other assets as of September 30, 2002 and

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001 has an indefinite life and is not impaired; accordingly, the Company has not amortized its goodwill during the nine months ended September 30, 2002. For the nine months ended September 30, 2001, the Company amortized $1.9 million of goodwill, which was reflected in other expense (income), net. There is no effect on the Company’s federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

      The retroactive effect of the implementation of SFAS Nos. 141 and 142 on net loss and basic and diluted loss per share for the nine months and three months ended September 30, 2001 would be as follows (in thousands):

	Nine Months	Three Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Reported net loss	$(1,295)	$(41,935)

Adjustments:
Negative goodwill	(6,261)	(2,087)
Goodwill	1,887	629

Adjusted net loss	$(5,669)	$(43,393)

Reported basic loss per share	$(0.02)	$(0.65)
Adjustments:
Negative goodwill	(0.11)	(0.03)
Goodwill	0.03	0.01

Adjusted basic loss per share	$(0.10)	$(0.67)

Reported diluted loss per share	$(0.02)	$(0.65)
Adjustments:
Negative goodwill	(0.11)	(0.03)
Goodwill	0.03	0.01

Adjusted diluted loss per share	$(0.10)	$(0.67)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Accumulated Other Comprehensive Income

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the nine and three months ended September 30, 2002 and 2001 (in thousands):

			Three	Three
	Nine Months	Nine Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Beginning balance of accumulated other comprehensive (loss) income	$(12,985)	$(17,990)	$39,028	$(27,952)

Beginning balance of foreign currency translation adjustments	(9,358)	2,480	2,763	(2,989)
Ending balance of foreign currency translation adjustments	(4,639)	(5,698)	(4,639)	(5,698)

Current period change in foreign currency translation adjustments	4,719	(8,178)	(7,402)	(2,709)

Beginning balance of unrealized net (loss) income on securities	(3,627)	(20,470)	36,265	(24,963)
Ending balance of unrealized net income (loss) on securities	21,130	23,456	21,130	23,456

Current period change in unrealized net gains (losses) on securities	24,757	43,926	(15,135)	48,419

Current period change in accumulated other comprehensive income (loss)	29,476	35,748	(22,537)	45,710

Ending balance of accumulated other comprehensive income	$16,491	$17,758	$16,491	$17,758

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income for the nine and three months ending September 30, 2002 and 2001 are in the following table (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net income (loss)	$176,858	$(1,295)	$87,770	$(41,935)

Other comprehensive income (loss), before tax foreign currency translation adjustment	7,260	(12,582)	(11,388)	(3,872)
Unrealized income (loss) on securities arising during period	61,669	74,582	(13,853)	74,304
Less: reclassification adjustment for realized (losses) gains included in net income	(23,581)	(7,003)	(9,431)	188

Other comprehensive income (loss), before tax	45,348	54,997	(34,672)	70,620

Tax (expenses) benefit from foreign currency translation	(2,541)	4,404	3,986	1,163
Tax (expenses) benefit from unrealized gains (losses) arising during the period	(21,584)	(26,104)	4,849	(26,007)
Tax benefit (expense) from realized (losses) gains included in net income	8,253	2,451	3,300	(66)

Total tax (expense) benefit	(15,872)	(19,249)	12,135	(24,910)

Other comprehensive income (loss), net of tax	29,476	35,748	(22,537)	45,710

Comprehensive income	$206,334	$34,453	$65,233	$3,775

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Earnings Per Share

      Net income (loss) for the nine and three months ended September 30, 2002 and 2001 per common share has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Income (loss) before cumulative effect of a change in accounting principle	$139,996	$(1,295)	$87,770	$(41,935)
Cumulative effect of a change in accounting principle	36,862	—	—	—

Net income (loss)	$176,858	$(1,295)	$87,770	$(41,935)

Weighted average common shares outstanding — basic	64,741,992	54,686,994	64,734,119	64,748,160
Effect of dilutive shares	390,849	—	397,290	—

Weighted average shares outstanding — dilutive	65,132,841	54,686,994	65,131,409	64,748,160

Net income (loss) per common shares:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$2.16	$(0.02)	$1.36	$(0.65)
Cumulative effect of a change in accounting principle	0.57	—	—	—

Net income (loss)	$2.73	$(0.02)	$1.36	$(0.65)

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$2.15	$(0.02)	$1.35	$(0.65)
Cumulative effect of a change in accounting principle	0.57	—	—	—

Net income (loss)	$2.72	$(0.02)	$1.35	$(0.65)

      Inclusion for the nine months and three months ended September 30, 2001 of the unvested portion of the restricted common stock granted under the OdysseyRe Restricted Share Plan would have an anti-dilutive effect on the 2001 diluted earnings per share (i.e., the diluted earnings per share would be greater than the basic earnings per share); accordingly, such shares were excluded from the calculation of the 2001 diluted earnings per share.

      The 2002 diluted earnings per share does not reflect the conversion of the Company’s convertible debentures to common shares of the Company because, under the terms of the indenture under which the convertible debentures were issued, the convertible debentures were not convertible as of September 30, 2002.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Contingencies

      ORC has agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to its policies where required. The agreement applies to endorsements issued from July 1, 1999 to the termination of the agreement. The agreement will terminate upon Ranger receiving an A.M. Best rating of A — or better, Ranger ceasing to be under the control of Fairfax, or either party giving the other party 30 days’ notice. Following termination of the agreement, ORC will remain liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. Fairfax has agreed to indemnify ORC for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and ORC does not anticipate making any payments under this guarantee that would require ORC to utilize the indemnification from Fairfax.

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

      Through Odyssey UK Holdings, Odyssey America is a limited liability participant in the Lloyd’s market. In order to continue underwriting at Lloyd’s, the Company has established a clean irrevocable letter of credit in favor of the Society and Council of Lloyd’s. At September 30, 2002, the letter of credit was valued at £57.5 million ($90.3 million) and was collateralized by $112.8 million of the Company’s investment securities at statement value. The letter of credit effectively secures the future contingent obligations of Odyssey Holdings should Newline, the Lloyd’s underwriting syndicate in which the Company participates, incur net losses. The Company’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit.

      Odyssey America has agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the subject business on a quarterly basis. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2002	2001

Convertible debt	$110,000	$—
Senior notes	97,688	100,000
Term notes	—	50,000
Credit agreement	—	50,000

Total	$207,688	$200,000

      In June 2002, OdysseyRe issued $110 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require OdysseyRe to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances, each Convertible Debt holder can convert its Convertible Debt, in accordance with the terms of the indenture under which the Convertible Debt was issued, into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt. The Convertible Debt is reflected on OdysseyRe’s balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      OdysseyRe issued a term note to a subsidiary of Fairfax which was due between 2002 and 2004. The term note accrued interest using a 3-month LIBOR plus 225 basis points rate payable quarterly on March 15th, June 15th, September 15th and December 15th. Originally, the term note was issued in an aggregate principal amount of $200.0 million, but this debt has subsequently been extinguished by the proceeds of the senior notes and credit agreement described below.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes due November 30, 2006. Interest accrues on the senior notes at a rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at the option of OdysseyRe. Simultaneously with the issuance of the senior notes, OdysseyRe entered into a swap transaction that effectively converted the fixed 7.49% interest rate into a variable rate, which was 4.2% as of September 30, 2002. On June 26, 2002, OdysseyRe prepaid $10 million aggregate principal amount of senior notes. As of September 30, 2002, the aggregate principal amount outstanding of the senior notes was $90 million and the senior notes have been reflected on the Company’s balance sheet at fair value of $97.7 million. The offsetting fair value adjustment to the swap transaction of $7.7 million has been reflected in other liabilities.

      In December 2001, OdysseyRe entered into a credit agreement with Bank of America LLC and J.P. Morgan Chase Bank. The amount of borrowing available under the credit agreement was $50.0 million, payable on January 31, 2002 plus accrued interest. The credit agreement was a thirty day agreement. In accordance with the agreement terms, on January 31, 2002 it was converted to a three year obligation with the principal due in 2005 and interest payable at a rate based upon either the rate designated by Bank of America as its prime rate or a rate of 250 basis points over the applicable LIBOR. On June 18, 2002, this obligation was fully extinguished by proceeds from the issuance of the Convertible Debt.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Year	Amount

2006.	$90,000
2022.	110,000

Total	$200,000

      OdysseyRe’s debt obligations are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. At September 30, 2002, the Company was in compliance with all debt covenants.

7.  Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for the nine and three months ended September 30, 2002 and 2001 is as follows (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Gross unpaid losses and loss adjustment expenses, beginning of period	$2,720,220	$2,566,396	$2,745,715	$2,524,128
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,045,791	899,629	1,069,917	945,874

Net unpaid losses and loss adjustment expenses, beginning of period	1,674,429	1,666,767	1,675,798	1,578,254

Acquisition of net unpaid losses and loss adjustment expenses	9,748	—	9,748	—

Losses and loss adjustment expenses incurred related to:
Current year	651,110	501,011	226,047	222,352
Prior years	32,588	2,810	20,741	80

Total losses and loss adjustment expenses incurred	683,698	503,821	246,788	222,432

Losses and loss adjustment expenses paid related to:
Current year	96,059	58,073	44,100	26,741
Prior years	531,992	527,477	146,429	189,595

Total paid losses and loss adjustment expenses	628,051	585,550	190,529	216,336

Effects of exchange rate changes	4,300	(132)	2,319	556

Net unpaid losses and loss adjustment expenses, end of period	1,744,124	1,584,906	1,744,124	1,584,906
Add ceded unpaid losses and loss adjustment expenses, end of period	1,063,243	1,094,832	1,063,243	1,094,832

Gross unpaid losses and loss adjustment expenses, end of period	$2,807,367	$2,679,738	$2,807,367	$2,679,738

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the nine and three months ended September 30, 2002 and 2001, is set forth in the table below (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$193,753	$205,633	$193,294	$219,366
Less ceded unpaid losses and loss adjustment expenses, beginning of period	164,269	176,149	163,810	189,882

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	158,482	178,738	158,482	178,738

Gross unpaid losses and loss adjustment expenses, end of period	$187,966	$208,222	$187,966	$208,222

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$55,529	$53,439	$54,811	$55,574
Less ceded unpaid losses and loss adjustment expenses, beginning of period	23,392	21,302	22,674	23,437

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	22,802	32,689	22,802	32,689

Gross unpaid losses and loss adjustment expenses, end of period	$54,939	$64,826	$54,939	$64,826

      The Company’s survival ratio for environmental and asbestos related liabilities as of September 30, 2002 is twelve years, reflecting full utilization of remaining indemnifications. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on September 30, 2002 plus indemnifications divided by the average paid environmental and asbestos claims, net of reinsurance, for the three years ended December 31, 2001. The Company’s survival ratio is eight years, prior to reflecting full utilization of the indemnification. The Company’s survival ratio compares favorably with the U.S. Property and Casualty Industry average survival ratio of eight years as published by A.M. Best in its 2001 report on Asbestos and Environmental claims.

9.  Segment Reporting

      The Company’s business is managed through three distinct divisions, the Americas, EuroAsia and London Market, which are established principally based on geographic regions. Effective January 1, 2002, business underwritten by Odyssey UK Holdings, which owns and manages Newline (previously the Newline division), and business underwritten by Odyssey America’s London branch office, which was previously reflected as part of the EuroAsia division, have been integrated into the London Market division. For comparative purposes, the segment information presented below for the three months and nine months ended September 30, 2001 has been restated to reflect the London Branch business in the London Market division. Each division provides customized treaty, facultative and program reinsurance through professional reinsurance brokerage firms. The Americas division is comprised of the Company’s U.S. operations and its Canadian and Latin America branch offices. The U.S. operations write primarily treaty property, general casualty, specialty casualty, and facultative casualty reinsurance business, and write primary insurance business through Hudson. Treaty property business is written through its Canadian Branch while the Latin American branch writes both treaty and facultative property business. The EuroAsia division is comprised of offices in Paris, Cologne, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market division primarily writes property, marine and aerospace reinsurance business as well as casualty and financial lines primary business.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The financial results of these divisions for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

			London
Three months ended September 30, 2002	Americas	EuroAsia	Market	Total

Gross premiums written	$344,514	$73,517	$81,690	$499,721

Net premiums written	$288,687	$70,413	$60,934	$420,034

Net premiums earned	$249,438	$61,818	$49,282	$360,538

Losses and loss adjustment expenses	166,118	53,094	27,576	246,788
Acquisition costs and other underwriting expenses	79,211	15,910	18,157	113,278

Total underwriting deductions	245,329	69,004	45,733	360,066

Underwriting income (loss)	$4,109	$(7,186)	$3,549	472

Net investment income				32,258
Net realized investment gains				104,562
Other expenses, net				(1,022)
Interest expense				(2,184)

Income from continuing operations before income taxes				$134,086

Underwriting ratios:
Losses and loss adjustment expenses	66.6%	85.9%	56.0%	68.5%
Acquisition costs and other underwriting expenses	31.8	25.7	36.8	31.4

Combined ratio	98.4%	111.6%	92.8%	99.9%

			London
Three months ended September 30, 2001	Americas	EuroAsia	Market	Total

Gross premiums written	$229,690	$43,579	$27,521	$300,790

Net premiums written	$167,044	$41,283	$17,982	$226,309

Net premiums earned	$163,848	$24,261	$31,858	$219,967

Losses and loss adjustment expenses	162,090	21,329	39,013	222,432
Acquisition costs and other underwriting expenses	68,828	9,243	11,242	89,313

Total underwriting deductions	230,918	30,572	50,255	311,745

Underwriting loss	$(67,070)	$(6,311)	$(18,397)	(91,778)

Net investment income				29,876
Net realized investment losses				(1,605)
Other income, net				847
Interest expense				(2,953)

Loss from continuing operations before income taxes				$(65,613)

Underwriting ratios:
Losses and loss adjustment expenses	98.9%	87.9%	122.5%	101.1%
Acquisition costs and other underwriting expenses	42.0	38.1	35.3	40.6

Combined ratio	140.9%	126.0%	157.8%	141.7%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London
Nine months ended September 30, 2002	Americas	EuroAsia	Market	Total

Gross premiums written	$940,611	$178,293	$212,744	$1,331,648

Net premiums written	$820,989	$171,109	$161,629	$1,153,727

Net premiums earned	$719,380	$151,279	$125,053	$995,712

Losses and loss adjustment expenses	486,298	117,548	79,852	683,698
Acquisition costs and other underwriting expenses	226,002	40,299	37,555	303,856

Total underwriting deductions	712,300	157,847	117,407	987,554

Underwriting income (loss)	$7,080	$(6,568)	$7,646	8,158

Net investment income				90,486
Net realized investment gains				123,512
Other expenses, net				(2,675)
Interest expense				(6,580)

Income from continuing operations before income taxes				$212,901

Underwriting ratios:
Losses and loss adjustment expenses	67.6%	77.7%	63.9%	68.7%
Acquisition costs and other underwriting expenses	31.4	26.6	30.0	30.5

Combined ratio	99.0%	104.3%	93.9%	99.2%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London
Nine months ended September 30, 2001	Americas	EuroAsia	Market	Total

Gross premiums written	$598,534	$102,337	$112,307	$813,178

Net premiums written	$506,088	$94,308	$89,833	$690,229

Net premiums earned	$484,252	$68,406	$75,248	$627,906

Losses and loss adjustment expenses	384,336	52,481	67,004	503,821
Acquisition costs and other underwriting expenses	175,412	21,542	28,818	225,772

Total underwriting deductions	559,748	74,023	95,822	729,593

Underwriting loss	$(75,496)	$(5,617)	$(20,574)	(101,687)

Net investment income				90,254
Net realized investment gains				6,868
Other income, net				3,163
Interest expense				(3,320)

Loss from continuing operations before income taxes				$(4,722)

Underwriting ratios:
Losses and loss adjustment expenses	79.4%	76.7%	89.0%	80.2%
Acquisition costs and other underwriting expenses	36.2	31.5	38.3	36.0

Combined ratio	115.6%	108.2%	127.3%	116.2%

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

10.  Stock Incentive Plan

      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million shares of the Company’s common stock may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted shall vest on each annual anniversary of the grant, and shall be exercisable at the grant price. As of September 30, 2002, 452,750 stock options have been granted under the 2002 Plan, at a price of $18 per share.

PART I — Item 2.   Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries, ORC, Hudson, and Newline. On June 19, 2001, OdysseyRe sold 17,142,857 shares of its common stock in an initial public offering. In connection with this offering, we acquired all of the outstanding shares of Odyssey America from subsidiaries of Fairfax, our ultimate majority stockholder, for $233.6 million in cash, a $200.0 million term note and 48 million shares of our common stock. The acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become our historical financial information and the 2001 financial statements have been restated to reflect the re-capitalization as though it occurred at the beginning of the period.

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

      Through the first nine months of this year we have experienced growth opportunities in a number of areas, evidenced by our 63.7% increase in gross premiums written, which increased by $518.4 million to $1,331.6 million for the nine months ended September 30, 2002 from $813.2 million for the nine months ended September 30, 2001. As a result of improved market conditions and a series of catastrophic events, both in the United States and globally, conditions for us have been improving and we have opportunistically expanded in certain classes of business and in each of our geographic business segments. Our non-U.S. operations, including our Lloyd’s operations, accounted for 37.8% of our premium volume for the nine months ended September 30, 2002.

      Due to the improved pricing environment and our continued focus on underwriting discipline, our underwriting results have significantly improved. Our combined ratio for the nine months ended September 30, 2002 improved by 4.0 percentage points to 99.2% from 103.2%, which excludes the effects of the event of September 11th reported for the comparable period last year. This improvement is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business. During the quarter ended September 30, 2002, our EuroAsia division incurred losses related to floods in Central Europe and France.

      Our consolidated statements of operations for the nine months and three months ended September 30, 2001 reflected a gross underwriting loss of $171.7 million and pre-tax underwriting loss of $80.8 million which was comprised of a reduction to net premiums written and earned of $10.4 million, an increase to net losses and loss adjustment expenses of $64.4 million and an increase to acquisition costs of $6.0 million. The net after tax loss was $52.5 million for the nine months and three months ended September 30, 2001. During the fourth quarter 2001, we increased our net pre-tax underwriting loss estimate from $80.8 million to $95.0 million.

      We operate our business through three divisions, the Americas, EuroAsia and the London Market, which are based principally on geographic regions.

      The Americas is our largest division, accounting for $940.6 million, or 70.6%, of our gross premiums written for the nine months ended September 30, 2002. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative reinsurance in South America, as well as primary business in the United States through Hudson, our insurance subsidiary. The Americas division is comprised of three units, the United States, Canada and Latin America (but also included the London branch for business incepting prior to 2001) and six offices, located in

Stamford, New York City, Mexico City, Miami, Santiago and Toronto. Gross premiums written by the United States unit for the nine months ended September 30, 2002 were $828.1 million, an increase of $311.0 million, or 60.1%, compared to $517.1 million for the nine months ended September 30, 2001. Gross premiums written by the Latin American unit for the nine months ended September 30, 2002 were $77.5 million, an increase of $31.3 million, or 67.7%, compared to $46.2 million for the nine months ended September 30, 2001. The Canadian unit had gross written premiums of $28.4 million for the nine months ended September 30, 2002, an increase of $16.0 million, or 129.0%, compared to $12.4 million for the nine months ended September 30, 2001. The increases are due mainly to greater opportunities to write business as a result of increased pricing both at the insurance and reinsurance levels. The London branch unit (business underwritten prior to 2001) had gross premiums written of $6.6 million for the nine months ended September 30, 2002, a decrease of $16.2 million compared to $22.8 million for the nine months ended September 30, 2001.

      The EuroAsia division was formed in 2000 as part of the re-alignment of our business across geographic regions. EuroAsia operates out of five offices, with principal offices in Paris and Singapore. For the nine months ended September 30, 2002, the EuroAsia division had gross premiums written of $178.3 million, or 13.4%, of our gross premiums written, compared to $102.3 million for the nine months ended September 30, 2001. The growth rate was 74.1%. For the nine months ended September 30, 2002 and 2001, our Paris office had gross premiums written of $132.1 million and $77.3 million, respectively, and our Singapore office had gross premiums written of $46.2 million and $25.0 million, respectively. The EuroAsia division premiums are geographically dispersed mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim and the Middle East. The EuroAsia division has been successful in taking advantage of the international rate increases and creating new market opportunities by leveraging its long-term ceding company and broker relationships.

      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, which in turn owns and manages Syndicate 1218 and our London branch office. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The London Market writes reinsurance and insurance business worldwide through brokers, generating $212.7 million, or 16.0%, of our gross premiums written for the nine months ended September 30, 2002 as compared to $112.3 million for the nine months ended September 30, 2001. The increase in gross premiums written of $100.4 million, or 89.4%, was mainly in financial lines and international casualty business.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio for the nine months ended September 30, 2002 was 99.2%, a decrease of 4.0 percentage points from 103.2% for the nine months ended September 30, 2001, which excludes the event of September 11th. The combined ratio for the nine months ended September 30, 2001 including the event of September 11, 2001 was 116.2%.

      For the nine months ended September 30, 2002 and 2001, our gross premiums written were $1,331.6 million and $813.2 million, respectively. For the nine months ended September 30, 2002 and 2001, our net premiums written were $1,153.7 million and $690.2 million, respectively, and our net income was $176.9 million (which included a cumulative effect of a change in accounting principle of $36.9 million) and a net loss of $1.3 million (which included a net after tax loss of $52.5 million related to the event of September 11th), respectively. As of September 30, 2002, we had total assets of $5.2 billion and total stockholders’ equity of $1.0 billion.

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

Expenses

      We determine our reserves for unpaid losses and loss adjustment expenses based on reports and individual case estimates received from ceding companies. We use generally accepted actuarial methodologies to determine a reserve for losses incurred but not reported (“IBNR”) on the basis of our historical experience and other estimates. We review the reserves continually and changes in estimates are reflected in the operating results of the period in which they become known. Accordingly, losses and loss adjustment expenses are charged to income in the calendar year they are incurred.

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

Results of Operations

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Gross Premiums Written. Gross premiums written for the three months ended September 30, 2002 increased by $198.9 million, or 66.1%, to $499.7 million from $300.8 million for the three months ended September 30, 2001. The increase in premium volume is attributable to increases in the Americas division of $114.8 million, or 50.0%, in the EuroAsia division of $29.9 million, or 68.6%, and in the London Market of $54.2 million, or 197.1%.

      The increase in the Americas division is attributable to increases in the United States unit of $101.0 million, or 50.2%, the Latin America unit of $12.0 million, or 64.2%, the Canadian unit of $4.5 million, or 77.5%, offset by a decrease of $2.7 million in the London branch business included in the Americas division. Excluding amounts written through the London branch, gross premiums written in the Americas division increased by $117.5 million, or 52.1%.

      EuroAsia division’s gross premiums written for the three months ended September 30, 2002 and 2001 were $73.5 million and $43.6 million, respectively. The premiums consist of international reinsurance business primarily derived through new market opportunities.

      The increase in the London Market division of $54.2 million is mainly attributable to increases in financial lines of $36.6 million, and international casualty of $23.9 million. These increases were offset by decreases in North American treaty business of $3.8 million and property business of $1.9 million.

      Ceded Premiums Written. Ceded premiums written for the three months ended September 30, 2002 increased by $5.2 million, or 7.0%, to $79.7 million from $74.5 million for the three months ended September 30, 2001. During the three months ended September 30, 2002, loss recoveries for prior accident years associated with our aggregate whole account excess of loss contracts generated additional premium cessions of $181,000 under the agreements, a decrease of $6.8 million compared to the three months ended September 30, 2001. Ceded premiums related to Hudson also increased by $22.2 million in 2002 compared to 2001. For the three months ended September 30, 2001, $26.0 million of ceded reinstatement premiums were recorded related to the event of September 11th.

      Net Premiums Written. Net premiums written for the three months ended September 30, 2002 increased by $193.7 million, or 85.6%, to $420.0 million from $226.3 million for the three months ended September 30, 2001 reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the three months ended September 30, 2002 increased by $140.5 million, or 63.9%, to $360.5 million from $220.0 million for the three months ended September 30, 2001. The change in earned premium results from the growth in net premiums written.

      Net Investment Income. Net investment income for the three months ended September 30, 2002 increased by $2.4 million, or 8.0%, to $32.3 million from $29.9 million for the three months ended September 30, 2001. Net investment yield for the three months ended September 30, 2002 was 4.6% on an annualized basis, compared to 4.5% for the comparable period in 2001.

      Net Realized Investment Gain. Net realized investment gains for the three months ended September 30, 2002 were $104.6 million compared to a net realized investment loss of $1.6 million for the three months ended September 30, 2001. The net realized investment gains for the three months ended September 30, 2002 is comprised of $102.0 million of net realized gains from the fixed income portfolio as a result of opportunistically realizing the appreciation in the value of securities that benefited from the significant decline in interest rates, and $2.6 million of net realized gains from the equity portfolio.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended September 30, 2002 were $246.8 million compared to $222.4 million for the three months ended September 30, 2001, an increase of $24.4 million, or 11.0%. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the three months ended September 30, 2002 was 68.5% compared to 101.1% for the three months ended September 30, 2001.

      Excluding the effects of the event of September 11th, the loss and loss adjustment expense ratio for the three months ended September 30, 2001 was 68.6%.

      Acquisition Costs. Acquisition costs for the three months ended September 30, 2002 were $94.7 million compared to $73.0 million for the three months ended September 30, 2001 with the increase due to the premium growth. The resulting acquisition ratio, i.e., acquisition expenses expressed as a percentage of earned premium, was 26.3% for the three months ended September 30, 2002 compared to 33.2% for the three months ended September 30, 2001. The decrease in acquisition expense ratio of 6.9 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business. Excluding the effect of the event of September 11th, the acquisition costs for the three months ended September 30, 2001 were $67.0 million and the resulting acquisition cost ratio was 29.1%

      Other Underwriting Expenses. Other underwriting expenses for the three months ended September 30, 2002 were $18.6 million compared to $16.3 million for the three months ended September 30, 2001. The other underwriting expense ratio, expressed as a percentage of premiums earned, was 5.1% for the three months ended September 30, 2002, compared to 7.4% for the three months ended September 30, 2001. The decrease in the other underwriting expense ratio is principally due to the increased premium volume.

      Other Expenses (Income), Net. Other expenses (income), net for the three months ended September 30, 2002 was a net expense of $1.0 million compared to $0.8 million of net income for the three months ended September 30, 2001.

      The major component of other expenses (income), net in 2001 was the amortization of goodwill, which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, or $2.1 million for the three months ended September 30, 2001, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period of $2.5 million per year, or $0.6 million for the three months ended September 30, 2001. The other expense (income), net for the three months ended September 30, 2002 is comprised of the operating expenses of the holding company, since goodwill is no longer amortized.

      Interest Expense. We incurred interest expense related to debt obligations of $2.2 million for the three months ended September 30, 2002, compared to $3.0 million for the three months ended September 30, 2001.

      Combined Ratio. Our combined ratio decreased by 41.8 percentage points from 141.7% for the three months ended September 30, 2001 to 99.9% for the three months ended September 30, 2002. Excluding the event of September 11th, the combined ratio for the three months ended September 30, 2001 was 104.8%. The current year improvement in the combined ratio is due to the improving conditions in the primary and reinsurance segments of the industry.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended September 30, 2002 increased by $70.0 million to a tax provision of $46.3 million compared to a tax benefit of $23.7 million for the three months ended September 30, 2001 as a result of the increase in operating income.

      Net Income. Net income for the three months ended September 30, 2002 was $87.8 million, compared to net loss of $41.9 million for the three months ended September 30, 2001.

     Nine Months Ended September 30, 2002 Compared to with Nine Months Ended September 30, 2001

      Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2002 increased by $518.4 million, or 63.7%, to $1,331.6 million from $813.2 million for the nine months ended September 30, 2001. The increase in premium volume is attributable to increases in the Americas division of $342.1 million, or 57.2%, the EuroAsia division of $75.9 million, or 74.1% and the London Market of $100.4 million, or 89.4%.

      The increase in premiums in the Americas division is comprised of an increase in treaty property business of $59.5 million, due mainly to improved pricing and treaty terms, an increase in treaty casualty lines of $90.2 million, an increase in the Latin American unit business of $31.3 million, an increase in non traditional business of $87.3 million and increases in both our facultative business of $31.9 million, and our primary insurance activities of $58.1 million. This was somewhat offset by a decrease in the London branch business of $16.2 million.

      EuroAsia division’s gross premiums written for the nine months ended September 30, 2002 were $178.3 million, consisting of international reinsurance business primarily derived through new market opportunities. Gross written premiums were $102.3 million for the first nine months ended September 30, 2001.

      The London Market premium increase of $100.4 million is comprised of increases in international casualty business of $50.4 million, property business of $10.5 million and financial lines business of $62.6 million. These increases were partially offset by decreases in the marine and aerospace line of $7.1 million and North American casualty business of $14.2 million.

      Ceded Premiums Written. Ceded premiums written for the nine months ended September 30, 2002 increased by $55.0 million, or 44.8%, to $177.9 million from $122.9 million for the nine months ended September 30, 2001. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume, increases in premium cessions related to our aggregate whole account excess agreements and an increase in cessions related to our Hudson business. Included in the results for the nine months ended September 30, 2001 were ceded premiums written of $26.0 million related to the event of September 11th.

      Net Premiums Written. Net premiums written for the nine months ended September 30, 2002 increased by $463.5 million, or 67.2%, to $1,153.7 million from $690.2 million for the nine months ended September 30, 2001. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2002 increased by $367.8 million, or 58.6%, to $995.7 million from $627.9 million for the nine months ended September 30, 2001. This increase was a result of the factors listed above, and reflects an increase in unearned premiums of $158.0 million for the nine months ended September 30, 2002, as compared to an increase in unearned premiums of $62.3 million for the nine months ended September 30, 2001. This increase in unearned premiums is associated with the increase in net premiums written.

      Net Investment Income. Net investment income for the nine months ended September 30, 2002 increased by $0.2 million, or 0.2%, to $90.5 million from $90.3 million for the nine months ended September 30, 2001. Net investment yield for the nine months ended September 30, 2002 was 4.4% on an annualized basis, compared to 4.6% for the comparable period in 2001.

      The increase in investment income before expenses results from increases in income from affiliated common stocks of $7.6 million, other assets of $1.2 million and non-affiliated common stocks of $0.5 million. These increases are offset by decreases in income from cash and short-term investments of $5.3 million and fixed income securities of $2.0 million. Also, offsetting the increases in net investment income is an increase in investment expenses of $1.8 million.

      Net Realized Investment Gains. Net realized investment gains for the nine months ended September 30, 2002 increased by $116.6 million to $123.5 million from a gain of $6.9 million for the nine months ended September 30, 2001. The increase in net realized gains in 2002 was primarily related to our fixed income portfolio, which generated gains as we realized the benefits of the appreciation in the portfolio due to the decline in interest rates.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the nine months ended September 30, 2002 increased by $179.9 million, or 35.7%, to $683.7 million from $503.8 million for the nine months ended September 30, 2001. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the nine months ended September 30, 2002 was 68.7% compared to 80.2% for the nine months ended September 30, 2001. Excluding the event of September 11th, the loss and loss adjustment expense ratio was 68.8% for the nine months ended September 30, 2001.

      Acquisition Costs. Acquisition costs for the nine months ended September 30, 2002 were $252.2 million compared to $177.6 million for the nine months ended September 30, 2001 with the increase due to the premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percentage of earned premium, was 25.3% for the nine months ended September 30, 2002 compared to 28.3% for the nine months ended September 30, 2001. A decrease in acquisition expense ratio of 3.0 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business.

      Excluding the event of September 11th, the acquisition costs for the nine months ended September 30, 2001 were $171.6 million. The resulting acquisition cost ratio was 26.9%.

      Other Underwriting Expenses. Other underwriting expenses for the nine months ended September 30, 2002 were $51.7 million compared to $48.2 million for the nine months ended September 30, 2001. The other underwriting expense ratio, expressed as a percentage of premiums earned, was 5.2% for the nine months ended September 30, 2002, compared to 7.7% for the nine months ended September 30, 2001. Although there has been a decrease in the other underwriting expense ratio, the increase in the dollar amount is mainly attributable to our international expansion and the substantial increase in submissions globally.

      Other Expenses (Income), Net. Other expenses (income), net for the nine months ended September 30, 2002 was a net expense of $2.7 million compared to $3.2 million of net income for the nine months ended September 30, 2001.

      The major component of other expenses (income), net in 2001 was the amortization of goodwill, which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, or $6.3 million for the nine months ended September 30, 2001 and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period at $2.5 million per year or $1.9 million for the nine months ended September 30, 2001. The other expense (income), net for the nine months ended September 30, 2002 is primarily comprised of the operating expenses of the holding company, since goodwill is no longer amortized.

      Interest Expense. We incurred interest expense related to debt obligations of $6.6 million for the nine months ended September 30, 2002, as opposed to $3.3 million for the nine months ended September 30, 2001. We entered into our debt obligations in the latter part of June 2001, and therefore the 2001 period reflects a lower interest expense.

      Combined Ratio. Our combined ratio, which is the sum of the losses and loss adjustment expense ratio, acquisition ratio and other underwriting expense ratio, decreased by 17.0 percentage points from 116.2% for the nine months ended September 30, 2001 to 99.2% for the nine months ended September 30, 2002. Excluding the effect of the event of September 11th, our combined ratio was 103.2 for the nine months ended September 30, 2001. Our combined ratio improved due to the improving conditions in the primary and reinsurance segments of the industry.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the nine months ended September 30, 2002 increased by $76.3 million to a tax provision of $72.9 million compared to a tax benefit of $3.4 million for the nine months ended September 30, 2001 as a result of the increase in operating income and the effect of the event of September 11th in the nine months ended September 30, 2001.

      Net Income. Net income for the nine months ended September 30, 2002 increased by $178.2 million to $176.9 million from a net loss of $1.3 million for the nine months ended September 30, 2001.

Liquidity

      In September 2002, OdysseyRe issued $110 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at our option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Each Convertible Debt holder can convert its debt, in accordance with the terms of the indenture under which the Convertible Debt was issued, to 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt. The Convertible Debt is reflected on OdysseyRe’s balance sheet at a value of $110 million, the aggregate principal amount of Convertible Debt outstanding.

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued a $200.0 million term note to a subsidiary of Fairfax. We paid interest on the term note at a rate of 225 basis points over the three month London Interbank Offered Rate (LIBOR). Under the terms of the term note, we had the right to prepay all or part of the principal amount outstanding under the term note at anytime without bonus or penalty. We have totally extinguished the debt under the term note and as of September 30, 2002, there was no principal amount outstanding.

      We also issued $100.0 million aggregate principal amount of senior notes pursuant to a private placement with a fixed interest rate of 7.49%. Interest payments are due semi-annually on May 31st and November 30th. Immediately following the issuance of these 7.49% senior notes, we entered into an interest rate swap agreement with Bank of America N.A. This transaction enabled us to convert the fixed 7.49% interest rate to a variable interest rate of LIBOR plus 263 basis points. The proceeds from the sale of the senior notes was used to prepay part of the principal amount outstanding under the $200.0 million term note. On September 26,

2002 Odyssey Re Holdings Corp. prepaid $10.0 million aggregate principal amount of senior notes. The aggregate principal amount of senior notes outstanding as of September 30, 2002 was $90.0 million.

      In addition, we entered into a $50.0 million credit agreement with Bank of America, N.A. and J.P. Morgan Chase Bank on December 31, 2001. The entire $50.0 million in proceeds was used to prepay part of the principal amount outstanding under the $200.0 million term note. As of September 30, 2002, the entire debt was extinguished and there is no balance outstanding.

      In connection with the business of our London Market division, we executed a secured letter of credit in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. At September 30, 2002, the letter of credit was valued at 57.5 million British sterling pounds, or $90.3 million, and was secured by a pledge of $112.8 million of our investment securities.

      During the first three quarters of 2002, our Board of Directors declared a dividend of $0.025 per common share. Approximately $1.6 million in dividends were paid in each quarter.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of September 30, 2002 were: A.M. Best Company, Inc.: A; and Standard & Poor’s Rating services: A-.

Cash Flow and Investments

      Cash flows from operating activities principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $119.5 million for the nine months ended September 30, 2002 and cash used in operations for the nine months ended September 30, 2001 amounted to $97.3 million, primarily due to payment of losses incurred by Odyssey America and its subsidiaries exceeding premium and investment cash flow.

      Cash provided by operations for underwriting activity increased for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 principally due to premium collections exceeding our net loss payments during the first nine months of 2002. The increase in premium collections is directly attributable to the increase in premium volume realized since the latter part of calendar year 2001, which occurred as a result of substantially improved market conditions.

      Total cash used by investing activities for the nine months ended September 30, 2002 was $100.4 million compared to cash provided of $154.6 million from investing activities for the nine months ended September 30, 2001. During the third quarter of 2002, we recognized realized capital gains predominately from the sale of fixed income securities which benefited from the decline in interest rates during the year. A portion of the proceeds from the sale of fixed income securities, have been re-invested, as of September 30, 2002, in cash, cash equivalents and short-term investments. Cash and cash equivalents were $384.9 million and $375.1 million at September 30, 2002 and December 31, 2001, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 15.2% and 15.8% at September 30, 2002 and December 31, 2001, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $1.8 billion as of September 30, 2002. Total investments and cash amounted to $2.9 billion as of September 30, 2002. The fixed income securities portfolio has a weighted average security rating of AA, as measured by S&P.

Stockholders’ Equity

      Stockholders’ equity increased by $201.0 million, or 24.5%, to $1,021.9 million as of September 30, 2002 from $820.9 million as of December 31, 2001. The increase was mainly attributable to net income of $176.9 million, and an increase in accumulated other comprehensive income, net of deferred taxes of $29.5 million for the nine months ended September 30, 2002.

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of September 30, 2002, our $2.9 billion investment portfolio was comprised of $1.8 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

     Interest Rate Risk

      Our fixed income securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities portfolios fall and vice versa. The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of September 30, 2002 and December 31, 2001, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of September 30, 2002			As of December 31, 2001

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$1,571.8	$(225.8)	(12.6)%	$1,812.8	$(216.0)	(10.6)%
100 basis point rise	1,668.2	(129.4)	(7.2)	1,907.1	(121.7)	(6.0)
Base Scenario	1,797.6	—	—	2,028.8	—	—
100 basis point decline	1,984.6	187.0	10.4	2,221.4	192.6	9.5
200 basis point decline	2,188.7	391.1	21.8	2,460.5	431.7	21.3

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts up and down in interest rates. This reflects significant exposure to fixed income securities containing a put feature. In total, these securities represent approximately 42% and 50% of the fair market value of the total fixed income portfolio as of September 30, 2002 and December 31, 2001, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

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

      At September 30, 2002 and December 31, 2001, 93.0% and 97.1%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 7.0% and 2.9%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

     Equity Price Risk

      As of September 30, 2002 and December 31, 2001, 11.1% and 7.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 7.0% and 5.3% on September 30, 2002 and December 31, 2001, respectively, of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a total $20.3 million at September 30, 2002 and $14.1 million at December 31, 2001 decline in the fair value of the total investment portfolio.

     Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of September 30, 2002 and December 31, 2001, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $345.8 million and $268.0 million, or 11.9% and 10.1%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 6.5% and 6.5% as of September 30, 2002 and December 31, 2001, respectively, of our investment portfolio, including cash and cash equivalents. As of September 30, 2002, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $34.6 million dollar decline in the fair value of the total investment portfolio.

      Included above in securities denominated in foreign currencies are Japanese yen denominated securities, which at September 30, 2002 had a U.S. dollar equivalent market value of $55.5 million. We have entered into Japanese yen forward sale contracts to hedge against a fall in value of the Japanese yen denominated securities versus the U.S. dollar. The Japanese yen forward contracts are for an aggregate amount of 4.4 billion Japanese yen at an average forward rate of 120.3 yen or a U.S. dollar equivalent amount of $35.3 million.

New Accounting Pronouncements

      Effective January 1, 2002, we adopted Statements of Financial Accounting Standard (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, which are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. On January 1, 2002, we, in accordance with the provisions of SFAS 141, and in conjunction with the adoption of SFAS 142, fully amortized our negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle item in our statement of operations for the nine months ended September 30, 2002. The amortization of negative goodwill during the nine months ended September 30, 2001 was $6.3 million and was reflected in other expenses (income), net. SFAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Goodwill and intangible assets with indefinite useful lives will not be subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill of $18.3 million reflected in other assets as of September 30, 2002 and

December 31, 2001 has an indefinite life and is not impaired; accordingly, we have not amortized our goodwill during the nine months ended September 30, 2002. For the first nine months ended September 30, 2001, we amortized $1.9 million of goodwill, which was reflected in other income (expenses), net. There is no effect on our federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

PART I — Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I — Item 4.     Controls and Procedures

      (a)  Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      (b)  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

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

ODYSSEY RE HOLDINGS CORP.

Date: November 12, 2002

By /s/ ANDREW A. BARNARD

Andrew A. Barnard
President and Chief Executive Officer

Date: November 12, 2002

By /s/ CHARLES D. TROIANO

Charles D. Troiano
Executive Vice President and
Chief Financial Officer

CERTIFICATIONS

      I, Andrew A. Barnard, President and Chief Executive Officer of Odyssey Re Holdings Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant, Odyssey Re Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By /s/ ANDREW A. BARNARD

President and Chief Executive Officer

      I, Charles D. Troiano, Executive Vice President and Chief Financial Officer of Odyssey Re Holdings Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant, Odyssey Re Holdings Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By /s/ CHARLES D. TROIANO

Executive Vice President and
Chief Financial Officer