Form 10-K
period 2002-12-31
ODYSSEY RE HOLDINGS CORP
filed 2003-03-05
CIK 1137048

As filed with the Securities and Exchange Commission on March 4, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

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

None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    YES ☑         NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑         NO ☐

         The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on February 3, 2003 was approximately $282.6 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

         As of February 20, 2003, there were outstanding 65,003,963 shares of Common Stock, par value $0.01 per share, of the registrant.

Documents Incorporated by Reference

         Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the registrant scheduled to be held on or about April 23, 2003 are incorporated by reference in Part III of this Form 10-K.

ODYSSEY RE HOLDINGS CORP.

References in this Annual Report on Form 10-K to “OdysseyRe,” the “Company,” “we,” “us” and “our” refer to Odyssey Re Holdings Corp. and, unless the context otherwise requires or otherwise as expressly stated, its subsidiaries, including Odyssey America, ORC, Newline, First Capital and Hudson.

FORWARD-LOOKING STATEMENTS

      We have included in this 10-K filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors, which we describe in more detail elsewhere in this Annual Report on Form 10-K, include, but are not limited to:

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

The Company

      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware to serve as the holding company for the reinsurance related subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded Canadian financial services company. Our business was formed through the combination of Odyssey Reinsurance Corporation (“ORC”), acquired by Fairfax in May 1996, and Odyssey America Reinsurance Corporation (“Odyssey America”), acquired by Fairfax in April 1999. ORC became a wholly-owned subsidiary of Odyssey America in 1999 and as a result of this corporate reorganization, ORC has substantially ceased writing new business but continues to maintain active licenses in 50 states. Odyssey UK Holdings Corp. (formerly known as TIG Re UK Holdings Corp.) (“UK Holdings”), a subsidiary of Odyssey America, formed in 1997, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218, (collectively, “Newline”). Hudson Insurance Company (“Hudson”), acquired by Fairfax in May 1996 as part of the acquisition of ORC, is a wholly-owned subsidiary of ORC and is principally engaged in the business of primary property and casualty insurance. On September 10, 2002, we purchased 14 million common shares, which constitutes 56% of the issued and outstanding shares, of First Capital Insurance Ltd. (“First Capital”) for consideration of $17.8 million. Fairfax and its affiliates maintain the option to purchase the remaining shares in equal installments over the next two years. On December 23, 2002, we contributed our shares of First Capital to Odyssey America. First Capital is a public limited liability company incorporated under the laws of Singapore. Its principal activity is conducting general insurance business. First Capital’s balance sheet is consolidated in our financial statements as of December 31, 2002 and its results of operations are consolidated from September 10, 2002, the date of acquisition. First Capital is included as part of our EuroAsia division.

      On June 19, 2001, we issued 17,142,857 shares of our common stock (approximately 26% of our issued and outstanding common stock), in an initial public offering. After the offering, subsidiaries of Fairfax held 48 million shares of our common stock (approximately 74% of our issued and outstanding common stock). On March 4, 2003, Fairfax announced it had purchased, through a subsidiary, 4.3 million outstanding shares of our common stock in a private transaction, increasing its interest in us to approximately 80.6%.

      Through our subsidiaries, Odyssey America, ORC, Newline, Hudson and First Capital, we offer reinsurance and insurance capacity for a full range of property and casualty products on a treaty and facultative basis, directly and through brokers, to insurance and reinsurance companies, in both the domestic and international markets. Through December 31, 2002, we were organized across three operating divisions: The Americas, London Market, and EuroAsia divisions. Effective January 1, 2002, Newline and our London branch were integrated and renamed the London Market division providing insurance through Lloyd’s and reinsurance through Odyssey America’s London branch office. Our global presence is established through 13 offices, with principal locations in the United States, London, Paris, Singapore, and Latin America.

      Our operating subsidiaries presently hold an “A” (Excellent) rating from A.M. Best Company (“A.M. Best”) and an “A-” (Strong) financial strength rating from Standard & Poor’s. Ratings are used by insurers, reinsurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. These ratings represent independent opinions of financial strength and ability to meet policyholder obligations. “A” rated reinsurance or insurance companies are considered by A.M. Best to have a strong ability to meet their obligations to policyholders. “A” is the third highest designation of A.M. Best’s fifteen rating levels. A reinsurer or insurer rated “A-” by Standard & Poor’s is believed to have “strong” financial security characteristics, but is more likely to be affected by adverse business conditions than are insurers with higher ratings. “A-” is the third highest rating category of Standard & Poor’s ten categories.

      We had gross premiums written in 2002 of $1.9 billion and stockholders’ equity as of December 31, 2002 of approximately $1.1 billion.

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

      Reinsurance may be written for insurance or reinsurance contracts covering casualty risks or property risks. In general, casualty insurance protects against financial loss arising out of an insured’s obligation for loss or damage to a third party’s property or person. Property insurance protects an insured against a financial loss arising out of the loss of property or its use caused by an insured peril or event. Property catastrophe coverage is generally “all risk” in nature and written on an excess of loss basis, with exposure to losses from earthquake, hurricanes and other natural or man made catastrophes such as storms, floods, fire or tornados. There tends to be a greater delay in the reporting and settlement of casualty reinsurance claims as compared to property claims due to the nature of the underlying coverage and the greater potential for litigation involving casualty risks.

      Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance:to reduce net liability on individual or classes of risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

      Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.

Lines of Business

      The following table sets forth our gross premiums written by type of business for each of the three years in the period ended December 31, 2002.

	Years Ended December 31,

	2002		2001		2000

	$	%	$	%	$	%

	(dollars in millions)
Property excess of loss	$209.1	11.0%	$142.8	12.4%	$69.6	8.1%
Property proportional	334.6	17.7	206.5	17.9	102.3	11.9
Casualty excess of loss	255.1	13.5	181.6	15.7	195.5	22.7
Casualty proportional	436.2	23.0	308.2	26.7	247.4	28.7
Marine and aerospace excess of loss	13.4	0.7	—	—	—	—
Marine and aerospace proportional	30.1	1.6	—	—	—	—
Miscellaneous lines	76.4	4.0	35.8	3.1	51.6	6.0

Treaty reinsurance	1,354.9	71.5	874.9	75.8	666.4	77.4
Facultative reinsurance	170.0	9.0	90.0	7.9	59.5	6.8
Newline	197.8	10.4	131.9	11.4	107.8	12.5
Hudson	168.6	8.9	56.8	4.9	28.5	3.3
First Capital	3.2	0.2	—	—	—	—

Total	$1,894.5	100.0%	$1,153.6	100.0%	$862.2	100.0%

      We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. Approximately $126.7 million, or 6.7%, of gross premiums written for the year ended December 31, 2002 was derived from property catastrophe excess of loss reinsurance, written primarily in North America. We also write property business which has exposure to catastrophes on a proportional basis in North America and

Latin America. In addition, the EuroAsia division writes largely property business, with exposure to catastrophes, primarily in Europe, Japan, the Pacific Rim and the Middle East.

      Treaty casualty business accounted for $691.3 million, or 36.5%, of gross premiums written for the year ended December 31, 2002, of which 63.1% was written on a proportional basis and 36.9% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, excess and surplus lines, workers’ compensation and accident and health, as well as general casualty products, including general liability and auto liability. Treaty property business represented $543.7 million, or 28.7%, of gross premiums written for the year ended December 31, 2002, primarily consisting of commercial property and homeowners’ coverage, of which 61.5% was written on a proportional basis and 38.5% was written on an excess of loss basis. Treaty marine and aerospace business accounted for approximately $43.5 million, or 2.3%, of gross premiums written for the year ended December 31, 2002, of which 30.8% was written on an excess of loss basis and 69.2% on a proportional basis. Miscellaneous reinsurance lines accounted for 4.0% of gross premiums written in 2002.

      Facultative reinsurance accounted for $170.0 million, or 9.0%, of gross premiums written for the year ended December 31, 2002, with approximately 85.5% derived from the Americas division and 14.5% from the EuroAsia division. With respect to facultative business in the United States, we write only casualty reinsurance, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto lines; with respect to facultative business in Latin America and EuroAsia, we write only property reinsurance.

      We operate at Lloyd’s of London through our wholly owned syndicate, Newline Syndicate 1218. The business focus of Newline is casualty insurance. Our Lloyds membership provides strong brand recognition, extensive broker and distribution channels and worldwide licensing, including the ability to write insurance business on an excess and surplus lines basis in the United States.

      In addition to reinsurance, we provide insurance products through Hudson, which accounted for approximately $168.6 million, or 8.9%, of gross premiums written for the year ended December 31, 2002.

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

Divisions

      Our business is organized across three operating divisions: the Americas, London Market and EuroAsia divisions. The table below illustrates gross premiums written by division for each of the three years in the period ended December 31, 2002. During the first quarter of 2002, we shifted the responsibility of the London branch activity from the EuroAsia division and integrated it with the Newline to form the London Market division. As a result, we have restated the 2001 division split to afford a better comparison and analysis of our current divisional structure.

	Years Ended December 31,

	2002		2001		2000

	$	%	$	%	$	%

	(dollars in millions)
Americas	$1,320.6	69.7%	$841.2	72.9%	$754.0	87.5%
London Market	315.3	16.6	165.9	14.4	107.8	12.5
EuroAsia	258.6	13.7	146.5	12.7	0.4	—

Total	$1,894.5	100.0%	$1,153.6	100.0%	$862.2	100.0%

Americas Division

      The Americas is our largest division, accounting for $1.3 billion, or 69.7%, of gross premiums written for the year ended December 31, 2002. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, treaty property and other short-tail lines and facultative property reinsurance in Latin America, as well as primary business in the United States through Hudson, our insurance subsidiary. The Americas division operates through seven offices, located in Stamford, two offices in New York City, Mexico City, Miami, Santiago and Toronto, and currently has 278 employees. The reinsurance operations of the Americas division seek to target small to medium sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies.

      The Americas division is organized into four units: the United States, Canada, Latin America and London branch (for business incepting prior to 2001).

      The following table displays gross premiums written by each of the four major units within the Americas division for each of the three years in the period ended December 31, 2002.

	Years Ended December 31,

	2002		2001		2000

	$	%	$	%	$	%

	(dollars in millions)
United States(1)	$1,155.8	87.5%	$728.1	86.6%	$616.7	81.8%
Latin America	116.8	8.8	72.3	8.6	40.6	5.4
Canada	40.8	3.1	16.4	1.9	13.9	1.8

Subtotal	1,313.4	99.4	816.8	97.1	671.2	89.0
London Branch(2)	7.2	0.6	24.4	2.9	82.8	11.0

Total	$1,320.6	100.0%	$841.2	100.0%	$754.0	100.0%

(1)	Includes $168.6 million, $56.8 million and $28.5 million of insurance premiums written by Hudson for the years ended December 31, 2002, 2001 and 2000, respectively.

(2)	As part of the realignment of our business across geographic regions, gross premiums previously written by the London branch unit are being written through the London Market for business incepting in 2001 and subsequent.

      The United States unit provides treaty business of virtually all classes of non-life insurance. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine and aerospace, accident and health, and surety lines. Facultative casualty is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto. Hudson writes property and casualty program business on a primary basis. The United States unit operates out of offices in Stamford and New York City. The Latin America unit writes primarily treaty property and facultative property business throughout the region, predominantly commercial property in nature, and also writes auto and marine lines. The Latin America unit has its principal office in Mexico City with satellite offices in Miami and Santiago. Canada writes primarily property, crop hail and auto liability coverage, operating out of one office in Toronto.

      Gross premiums written by type of business for the Americas division are displayed in the following table for each of the three years in the period ended December 31, 2002.

	Years Ended December 31,

	2002		2001		2000

	$	%	$	%	$	%

	(dollars in millions)
Property excess of loss	$105.4	8.0%	$86.0	10.2%	$69.6	9.2%
Property proportional	220.5	16.7	153.1	18.2	102.3	13.6
Casualty excess of loss	227.3	17.2	174.6	20.8	195.5	25.9
Casualty proportional	401.9	30.4	279.7	33.3	247.4	32.8
Miscellaneous lines	51.5	3.9	22.7	2.7	51.4	6.9

Treaty reinsurance	1,006.6	76.2	716.1	85.2	666.2	88.4
Facultative reinsurance	145.4	11.0	68.3	8.0	59.3	7.9
Primary insurance (Hudson)	168.6	12.8	56.8	6.8	28.5	3.7

Total	$1,320.6	100.0%	$841.2	100.0%	$754.0	100.0%

London Market Division

      The London Market division operates through two platforms, with offices in London and Bristol: Odyssey America’s syndicate at Lloyds, Newline, and the London branch. Newline’s business focus is casualty insurance, while the London branch writes a treaty reinsurance account. These two underwriting platforms are run by an integrated management team with a common business approach. The London Market division currently has 68 employees and generated $315.3 million, or 16.6%, of our gross written premiums for the year ended December 31, 2002 compared to $165.9 million, or 14.4%, for the year ended December 31, 2001.

      The following table displays gross premiums written by business unit for the London Market division for each of the three years in the period ended December 31, 2002.

	Years Ended December 31,

	2002		2001		2000

	$	%	$	%	$	%

	(dollars in millions)
London Branch
Property excess of loss	$45.9	14.6%	$30.6	18.4%	$—	—%
Property proportional	11.3	3.6	3.4	2.1	—	—
Casualty excess of loss	9.9	3.1	—	—	—	—
Casualty proportional	6.9	2.2	—	—	—	—
Marine and aerospace excess of loss	13.4	4.2	—	—	—	—
Marine and aerospace proportional	30.1	9.6	—	—	—	—

Subtotal	117.5	37.3	34.0	20.5	—	—

Newline
Financial lines (primary insurance)	163.7	51.9	53.9	32.5	36.8	34.1
North American casualty	12.3	3.9	39.4	23.7	39.7	36.8
Marine and aerospace	5.6	1.7	18.2	11.0	4.6	4.3
International casualty	17.9	5.7	19.7	11.9	4.8	4.5
Discontinued lines	(1.7)	(0.5)	0.7	0.4	21.9	20.3

Subtotal	197.8	62.7	131.9	79.5	107.8	100.0

London Market total	$315.3	100.0%	$165.9	100.0%	$107.8	100.0%

      Odyssey America’s London branch writes worldwide treaty reinsurance through three units: property, marine and aerospace and international casualty. For the year ended December 31, 2002, the London branch had gross written premiums of $117.5 million, or 37.3%, of the total London Market division, compared to $34.0 million, or 20.5%, for the year ended December 31, 2001. Gross premiums written growth in the London branch in 2002 is attributable to the increase in property excess of loss business and the transfer of marine, aerospace and international casualty treaty accounts from Newline to the London branch.

      Newline’s core business is casualty insurance, which represented $163.7 million, or 51.9%, of the 2002 gross premiums written by the London Market, compared to $53.9 million, or 32.5%, in 2001. The casualty insurance account is written in four business units: financial institutions, directors’ and officers’ liability, professional indemnity, and liability.

EuroAsia Division

      The EuroAsia division was formed in 2000 as part of the realignment of our business across geographic regions. EuroAsia operates out of four offices, with principal offices in Paris and Singapore and satellite offices in Stockholm and Tokyo. The EuroAsia division currently has 78 employees. On September 10, 2002, we purchased 56% of First Capital, which is located in Singapore. First Capital’s results for the period September 10 through December 31, 2002 are included in the EuroAsia division.

      The EuroAsia division continued to expand its presence in 2002 in Europe, Asia, the Middle East and Africa, taking advantage of the rapidly changing international market place. The Paris branch office is the headquarters of the EuroAsia division and the underwriting center in charge of Europe, the Middle East, and Africa, with an office in Stockholm, Sweden, covering the Nordic countries.

      The Asia Pacific Rim unit is headquartered in Singapore, with an office in Tokyo, Japan, and writes property and casualty reinsurance on both a treaty and facultative basis.

      The EuroAsia division wrote $258.6 and $146.5 million, or 13.7% and 12.7%, of our gross premiums written for the years ended December 31, 2002 and 2001, respectively.

      The following table illustrates gross premiums written by type of business for the EuroAsia division for the years ended December 31, 2002 and 2001.

	Years Ended December 31,

	2002		2001

	$	%	$	%

	(dollars in millions)
Property excess of loss	$57.8	22.4%	$26.3	18.0%
Property proportional	102.8	39.8	49.9	34.1
Casualty excess of loss	17.9	6.9	7.0	4.8
Casualty proportional	27.4	10.6	28.5	19.4
Miscellaneous lines	24.9	9.6	13.1	8.9

Treaty reinsurance	230.8	89.3	124.8	85.2

Facultative reinsurance	24.6	9.5	21.7	14.8
First Capital	3.2	1.2	—	—

Total	$258.6	100.0%	$146.5	100.0%

Retention Levels and Retrocession Arrangements

      Under our current underwriting guidelines for treaties, we impose maximum retentions on a per risk basis. We believe that the levels of gross capacity per property risk that are in place are sufficient to achieve our objective of attracting business in the international markets. The following table illustrates the current gross capacity, maximum retrocession and maximum net retention generally applicable under our underwriting guidelines. Larger limits for treaty property and treaty casualty business may occasionally be written subject to the approval of senior management.

	Gross	Maximum	Maximum Net
	Capacity	Retrocession	Retention

	(dollars in millions)
Treaty
Property	$10.0	$—	$10.0
Casualty	7.5	—	7.5
Facultative
Casualty	5.0	1.6	3.4
Property — Latin America	10.0	8.5	1.5
Property — EuroAsia	10.0	9.0	1.0

      We are subject to accumulation risk with respect to catastrophic events involving multiple treaties or facultative certificates. We buy catastrophe excess of loss retrocessional protection, the scope of which varies from year to year. Our retention and the amount recoverable under the protection varies by zone, but the maximum we could recover from a major United States catastrophic event, under our blanket protection, would be $136 million. We also maintain specific reinsurances covering select portions of our account, and, in 2002, we maintained a Whole Account Aggregate Excess cover which provided additional catastrophe protection, a portion of which would be available in 2003. There is no assurance we will renew our Whole Account Aggregate Excess cover.

Marketing

      We provide reinsurance capacity in the United States market primarily through brokers, and in international markets through brokers and directly to insurers and reinsurers.

      We believe the willingness of a primary insurer or reinsurer to use a specific reinsurer is not based solely on pricing. Other factors include: perception of the financial security of the reinsurer, claims paying ability rating, ability to design customized products, the quality of a reinsurer’s service and its commitment to provide reinsurance capacity. We believe we have developed a reputation with our clients for prompt responses on underwriting submissions and timely claims payments. Additionally, we believe our level of capital and surplus demonstrates our strong financial position and intent to continue providing reinsurance capacity.

      The reinsurance broker market consists of several significant national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the financial statements. Our five largest brokers accounted for an aggregate of approximately 45% of gross premiums written in 2002.

      Direct distribution is an important channel for us, in the overseas markets served by the Latin America unit of the Americas division and the EuroAsia division. Direct placement of reinsurance enables us to access clients who prefer to place their reinsurance directly with their reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs. Our primary insurance business generated through Hudson is written principally through general agency relationships, while Newline’s primary market business is written through agency and direct distribution channels.

Claims

      Claims are managed by our professional claims staff, whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves, and payment of claims. Claims staff recognize that fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to clients and enhances our reputation. In addition to claims assessment, processing and payment, our claims staff conducts comprehen-

sive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which we believe benefits all parties to the reinsurance arrangement. Claims audits are conducted in the ordinary course of business. In certain instances, a claims audit may be performed prior to assuming reinsurance business.

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

      Losses and loss adjustment expenses, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses and loss adjustment expenses comprise the accumulation of case reserves and incurred but not reported reserves. Provisions for inflation and “social inflation” (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments which are made as to expected trends in average claim severity. Legislative changes may also affect our liabilities, and evaluation of the impact of such changes is made in the reserve setting process.

      The methods of determining estimates for reported and unreported losses and establishing resulting reserves and related reinsurance recoverables are continually reviewed and updated, and adjustments resulting from this review are reflected in income currently. The process relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a complex process, especially in view of changes in the legal environment which impact the development of loss reserves and therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

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

      During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be less than or greater than the revised estimates. We use tabular reserving for workers’ compensation liabilities that are considered fixed and determinable and discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2002 is $61.4 million.

      Included in our reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled approximately $62 million as of December 31, 2002 and 2001. The majority of our environmental and asbestos-related liabilities arise from contracts entered into before 1984 and underwritten as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage and uncertainties as to the allocation of responsibility for resultant damages.

      A dedicated claim unit manages the environmental impairment and asbestos related illness liabilities, due to the significantly greater uncertainty involving this exposure. This unit performs audits of company policyholders with significant asbestos and environmental exposure to assess our potential liabilities. This unit also monitors developments within the insurance industry having a potential impact on our reserves. Recent developments, which may have an impact on our liabilities include (a) the significance of increased bankruptcy filings as a result of asbestos claims, (b) growth in the filing of claims against peripheral defendants and (c) recent claim settlement activity by companies with significant asbestos exposure. Through these processes, the company believes it maintains adequate provision for environmental impairment and asbestos related illness liabilities.

      Our survival ratio for environmental and asbestos related liabilities as of December 31, 2002 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is eight years and for asbestos related liabilities is twelve years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on December 31, 2002 plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last four years. Our survival ratio is eight years, prior to the reflection of indemnifications. Refer to note 17 of our consolidated financial statements included in this Form 10-K. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 28, 2002.

      The loss provision for the event of September 11, net of reinsurance recoveries, is $71.0 million as of December 31, 2002. Gross of reinsurance, the provision is $202.7 million. Our gross and net of reinsurance loss provision for events related to the bankruptcy filing of Enron Corporation is $13.8 million as of December 31, 2002. We have evaluated and established these loss provisions based on a review of our reinsurance contracts. Significant uncertainty exists as to the ultimate disposition of these liabilities since there is ongoing litigation regarding underlying policy coverage and as to the allocation of responsibility for resultant damages.

      The “Ten Year Analysis of Consolidated Net Loss and Loss Adjustment Expense Reserve Development” which follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1991 through 2002. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,746 million as of December 31, 1992, by the end of 2002, $1,311 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,746 million was re-estimated to be $1,663 million as of December 31, 2002. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $29 million as of December 31, 2002 related to December 31, 1995 net loss and loss adjustment expense reserves of $1,987 million, represents the cumulative amount by which net reserves for 1995 have developed favorably from 1995 through 2002.

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

      The Cumulative redundancy/(deficiency) values for 1996 and 1998 through 2001 are impacted by significant loss reserve adjustments for Odyssey America. A reserve adjustment on 1996 and prior Odyssey America outstanding losses, recognizing reserve inadequacies prior to its purchase by Fairfax, accounts for approximately $69 million of the reported approximately $74 million cumulative deficiency for 1996. A reserve adjustment on 1998 and prior Odyssey America outstanding losses, recognizing reserve inadequacies prior to its purchase by Fairfax, accounts for approximately $34 million of the reported approximately $97 million cumulative deficiency for 1998. A reserve adjustment on 2001 and prior Odyssey America outstanding losses, recognizing reserve inadequacies in North American Casualty business written in the 1998-2000 period, accounts for approximately $41 million, $69 million, $78 million and $66 million of the reported approximate $97 million, $100 million, $101 million and $66 million cumulative deficiencies for years 1998 through 2001, respectively.

      As discussed in note 6 to our consolidated financial statements included in this Form 10-K, the Cumulative redundancy/(deficiency) values for 1995 through 2001 are also impacted by a stop loss agreement involving ORC loss reserves as of December 31, 1995. Without this stop loss agreement, the Cumulative redundancy/(deficiency) values for 1995 through 2001 would have been cumulative deficiencies of $94 million, $181 million, $108 million, $168 million, $153 million, $138 million and $84 million, respectively. Under the stop loss agreement, ORC retroceded, and ORC Re Limited, a Fairfax subsidiary, agreed to reinsure, 100 percent of ORC’s net incurred losses plus cumulative net incurred uncollectable reinsurance recoverables, for accident years 1995 and prior, in excess of approximately $929 million, subject to a cumulative aggregate limit of $175 million.

      The Gross cumulative redundancy/(deficiency) for 1996 through 2001 was impacted by significant loss reserve adjustments for Odyssey America. The gross reserve adjustment on 1996 and prior Odyssey America outstanding losses accounts for approximately $140 million of the approximately $264 million Gross cumulative deficiency as of year end 2002. The gross reserve adjustment on 1998 and prior Odyssey America outstanding losses accounts for approximately $156 million of the Gross cumulative deficiency of approximately $373 million as of the year ended December 31, 2002. Most of this gross loss emergence has been ceded to retrocessional protections. The reserve adjustment on 2002 and prior Odyssey America outstanding losses, recognizing reserve inadequacies in North America Casualty business written in the 1998-2000 period, accounts for approximately $47 million, $60 million, $128 million and $147 million of the reported approximate $373 million, $382 million, $310 million and $184 million Gross cumulative deficiencies for years 1998 through 2001, respectively. Additionally, environmental and asbestos loss emergence accounts for a substantial amount of the remainder of the Gross cumulative deficiencies for years 1996 through 2001. All of this environmental and asbestos emergence has been ceded to retrocessional and indemnification protections.

      A table presenting a reconciliation of beginning and ending reserve balances for calendar years 2002, 2001 and 2000 is provided in note 16 to our consolidated financial statements included in this Form 10-K.

Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table

Presented Net of Reinsurance With Supplemental Gross Data

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

	(dollars in millions)
Reserves for unpaid losses and LAE	$1,746	$1,844	$1,906	$1,987	$1,992	$2,134	$1,988	$1,831	$1,667	$1,674	$1,845
Paid (cumulative) as of:
One year later	325	352	367	476	457	546	594	609	596	616
Two years later	597	636	723	780	837	994	1,055	1,042	1,010
Three years later	805	892	925	1,007	1,142	1,342	1,353	1,333
Four years later	991	1,020	1,098	1,208	1,349	1,518	1,546
Five years later	1,073	1,141	1,235	1,322	1,475	1,649
Six years later	1,168	1,221	1,296	1,403	1,586
Seven years later	1,208	1,264	1,349	1,505
Eight years later	1,228	1,303	1,427
Nine years later	1,253	1,371
Ten years later	1,311
Liability re-estimated as of:
One year later	1,767	1,858	1,912	2,001	2,107	2,113	2,034	1,846	1,690	1,740
Two years later	1,772	1,850	1,924	2,074	2,121	2,151	2,043	1,862	1,768
Three years later	1,750	1,855	1,974	2,069	2,105	2,131	2,044	1,931
Four years later	1,746	1,878	1,957	2,008	2,074	2,128	2,085
Five years later	1,757	1,864	1,898	1,977	2,066	2,150
Six years later	1,743	1,809	1,870	1,975	2,066
Seven years later	1,695	1,780	1,870	1,958
Eight years later	1,668	1,780	1,853
Nine years later	1,674	1,763
Ten years later	1,663
Cumulative redundancy/(deficiency)	$83	$81	$53	$29	$(74)	$(16)	$(97)	$(100)	$(101)	$(66)

Gross liability — end of year					$2,647	$2,894	$2,692	$2,570	$2,566	$2,720	$2,872
Reinsurance receivable					655	760	704	739	899	1,046	1,027

Net liability — end of year					1,992	2,134	1,988	1,831	1,667	1,674	1,845

Gross re-estimated liability at December 31, 2002					2,911	3,041	3,065	2,952	2,876	2,904
Re-estimated receivable at December 31, 2002					845	891	980	1,021	1,108	1,164

Net re-estimated liability at December 31, 2002					2,066	2,150	2,085	1,931	1,768	1,740

Gross cumulative redundancy/(deficiency)					$(264)	$(147)	$(373)	$(382)	$(310)	$(184)

Investments

      As of December 31, 2002, we held cash and investments totaling $3.1 billion with a net unrealized gain of $36.8 million. Our overall strategy is to maximize the total return of the investment portfolio while prudently preserving invested capital for protection of policyholders and providing sufficient liquidity for the payment of claims and other policy obligations. Our investment policy provides the flexibility to implement this strategy.

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

      As regards fixed income securities, no attempt is made to forecast the economy or interest rates. Rather, fixed income securities are selected on the basis of yield spreads over Treasury bonds, subject to stringent credit analysis. Securities meeting these criteria may not be readily available, in which case Treasury bonds are emphasized. The fixed income portfolio currently has an average credit quality of “AA” as measured by Standard & Poor’s. Notwithstanding the foregoing, our investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities.

      On the whole, the availability of equity securities meeting value-based criteria will dictate the portfolio’s exposure to equities. Similarly, the availability of attractive yield spreads and strong credit will determine the level of exposure to corporate bonds.

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

	At December 31,

	2002	2001

	(dollars in millions)
Fixed income securities, at fair value	$1,992.6	$2,028.8
Redeemable preferred stocks, at fair value	12.7	—
Equity securities, at fair value	152.5	100.5
Equity securities, at equity	120.9	79.8
Cash, cash equivalents and short-term investments	673.9	394.8
Other invested assets	129.8	55.9

Total cash and invested assets	$3,082.4	$2,659.8

      As of December 31, 2002, the fixed income portion of our invested asset portfolio had a dollar weighted average rating of “AA”, an average duration of 8.1 years and an average yield to maturity of 5.5% before investment expenses.

      Market Sensitive Instruments. Our investment portfolio includes investments that are subject to changes in market values as interest rates change. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would cause a decrease in total return of approximately 8.7% and 15.6%, respectively, which equates to a decrease in market value of approximately $173.1 million or $311.4 million, respectively, on a portfolio valued at $2.0 billion as of December 31, 2002. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

      The following table summarizes the fair value of our investments (other than affiliated equity investments and other invested assets) at the dates indicated.

	At December 31,

Type of Investment	2002	2001

	(dollars in millions)
United States government and government agencies and authorities	$1,056.4	$1,019.1
States municipalities and political subdivisions	100.3	3.2
Foreign governments	157.0	112.1
Public utilities	280.1	375.6
All other corporate	398.8	518.8

Total fixed income securities	1,992.6	2,028.8
Redeemable preferred stock	12.7	—
Equity securities	152.6	100.5
Short-term investments	189.2	19.6
Cash and cash equivalents	484.7	375.1

Total	$2,831.8	$2,524.0

      The following table summarizes the fair value by contractual maturities of our fixed income securities portfolio at the dates indicated.

	At December 31,

	2002	2001

	(dollars in millions)
Due in less than one year	$53.1	$48.1
Due after one through five years	500.2	624.4
Due after five through ten years	311.7	1,190.5
Due after ten years	1,127.6	165.8

Total	$1,992.6	$2,028.8

Actual maturities may differ from the maturities listed above due to the existence of call or put features. As of December 31, 2002 and 2001, approximately 4% and 3%, respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. As of December 31, 2002 and 2001, approximately 23% and 50%, respectively, of the fixed income securities shown above had a put feature, which, at our option, required the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above that have the call feature or put feature, the actual maturities will be longer than the call or put date maturities, which are shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be longer than the call date maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be longer than the put date maturities shown above if the investor elects not to exercise its put feature, but to hold the securities to their final maturity dates. The maturities of our fixed income securities, without consideration of the call or put features, indicate that as of December 31, 2002, no additional securities, other than the $1.1 billion reflected in the table above, would be due after ten years.

      Quality of Debt Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2002	2001

AAA/Aaa	65.6%	55.2%
AA/Aa2	4.6	6.5
A/A2	11.0	15.6
BBB/Baa2	7.4	19.8
BB/Ba2	8.5	2.8
B/B2	0.3	0.0
CCC/Caa or lower, or not rated	2.6	0.1

Total	100.0%	100.0%

      As of December 31, 2002, 11.4% of our fixed income securities were rated BB/Ba2 or lower compared to 2.9% as of December 31, 2001. During 2002, the ratings of certain investments declined. In addition, we acquired certain securities in this category, during 2002, as we believe these securities will provide a favorable investment return.

Competition

      The worldwide property and casualty reinsurance business is highly competitive. Globally, the competitive marketplace of the 1990s resulted in decreasing prices and broadening contract terms. Poor financial results associated with those years, compounded by the September 11th terrorist attack and stock market reversals, have resulted in changes in management and ownership of several reinsurers, with some competitors withdrawing from key markets. Improving trends, apparent in 2000, continued in 2001 and 2002, and although we are encouraged by this trend, we cannot predict how long these improvements will continue. The improvement in pricing levels and contract terms attracted new capital to the industry, with most of the new competitors choosing Bermuda as their domicile. Our competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, and domestic and European underwriting syndicates. Some of these competitors have longer operating histories, larger customer bases and substantially greater underwriting, marketing, and administrative resources than OdysseyRe.

      United States insurance companies that are licensed to underwrite insurance are also licensed to underwrite reinsurance, making the commercial access into the reinsurance business relatively uncomplicated. In addition, Bermuda reinsurers that initially specialized in catastrophe reinsurance are now broadening their product offerings. The potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential competition.

      Competition in the types of business that OdysseyRe underwrites is based on price, speed of service (including claims payment), security and agency ratings (including A.M. Best Company, Moody’s and Standard & Poor’s). Underwriting expertise and technical ability in lines written, along with the jurisdictions where the reinsurer or insurer is licensed or authorized to do business, is also a factor.

Employees

      As of December 31, 2002, we had 424 employees. We believe our relationship with our employees is satisfactory.

Regulatory Matters

      We are subject to regulation under the insurance statutes, including insurance holding company statutes, of various jurisdictions, including Connecticut, the domiciliary state of Odyssey America, Delaware, the domiciliary state of ORC and Hudson, and the United Kingdom, the domiciliary jurisdiction of Newline. Newline is also subject to regulation by the Council of Lloyd’s. In addition, we are subject to regulation by the insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business.

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

      The United Kingdom Insurance Companies Act of 1982 also requires prior approval by the Financial Services Authority of anyone proposing to become a controller of an insurance company or reinsurance company that carries on business in the United Kingdom but which is incorporated outside the United

Kingdom. In this case, any company or individual who is entitled to exercise or control the exercise of 15% or more of the voting power at any general meeting of the insurance company or reinsurance company or of a body corporate of which it is a subsidiary, is considered a “controller. “A purchaser of 15% or more of the outstanding shares of our common stock will be a “controller” of Odyssey America, which is authorized to carry on reinsurance business in the United Kingdom through the London branch. Other than our subsidiaries in the London Market division, none of our other insurance or reinsurance subsidiaries is authorized to carry on business in the United Kingdom.

      Under the bylaws made by Lloyd’s pursuant to the Lloyd’s Act of 1982, the prior written approval of the Council of Lloyd’s is required of anyone proposing to become a “controller” of any Lloyd’s Managing Agency. Any company or individual that holds 10% or more of the shares in the managing agency company, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the Lloyd’s Managing Agency or, in both cases, of another company of which the Lloyd’s Managing Agency is a subsidiary, is considered a “controller. “A purchaser of more than 10% of the outstanding shares in our common stock will be a “controller” of the United Kingdom Lloyd’s Managing Agency subsidiary, Newline.

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

      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioner, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the Insurance Commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the Insurance Commissioner has approved the payment within the 30-day period. Under the Connecticut Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12 month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2003 without requiring prior approval of regulatory authorities is approximately $134.6 million.

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

      The reinsurance industry is highly competitive. We compete, and will continue to compete, with major United States and non-United States reinsurers and certain underwriting syndicates and insurers, some of which have greater financial, marketing and management resources than we do. In addition, we may not be aware of other companies that may be planning to enter the reinsurance market or existing reinsurers that may be planning to raise additional capital. Moreover, Lloyd’s of London, in contrast with prior practice, now allows its syndicates to accept capital from corporate investors, which may result in such syndicates becoming more competitive in our markets. Competition in the types of reinsurance business that we underwrite is based on many factors, including premiums charged and other terms and conditions offered, services provided, financial ratings assigned by independent rating agencies, speed of claims payment, reputation, perceived financial strength and the experience of the reinsurer in the line of reinsurance to be written. Increased competition could cause us and other reinsurance providers to charge lower premium rates and obtain less favorable policy terms, which could adversely affect our ability to generate revenue and grow our business.

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

      Although our primary insurance presently represents a small portion of our business, it is a segment that is growing, and the primary insurance business is also highly competitive. Primary insurers compete on the basis of factors including selling effort, product, price, service and financial strength. We seek primary insurance pricing that will result in adequate returns on the capital allocated to Hudson, our primary insurance business, and to some extent to Newline. Our business plans for these business units could be adversely impacted by the loss of primary insurance business to competitors offering competitive insurance products at lower prices.

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

      As of December 31, 2002, we had net unpaid losses and loss adjustment expenses of approximately $1.8 billion. We incurred losses and loss adjustment expenses of $987.2 million, $725.8 million and $503.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      Catastrophes can be caused by various events, including natural events such as hurricanes, windstorms, earthquakes, hailstorms, severe winter weather and fires, and unnatural events such as a terrorist attack, explosions and riots. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas, and most of our past catastrophe-related claims have resulted from severe storms. Catastrophes can cause losses in a variety of property and casualty lines for which we provide reinsurance. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon our net income and financial condition.

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

If we are unable to maintain a favorable financial strength rating, certain existing business may be subject to termination, and it may be more difficult for us to write new business.

      Third party rating agencies assess and rate the claims-paying ability of reinsurers and insurers based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations, and are not directed toward the protection of investors. Ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security and are not applicable to the securities being offered by this prospectus. In the event our companies were to be downgraded by any or all of the rating agencies, some of our business would be subject to provisions which could cause, among other things, early termination of contracts, or a requirement to post collateral at the direction of our counter party.

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

      Our functional currency is the United States dollar. A portion of our premiums are written in currencies other than the United States dollar and a portion of our loss reserves are also in foreign currencies. Moreover, we maintain a portion of our investments in currencies other than the United States dollar. We currently have Japanese yen forward contracts to hedge against the fall in the value of our yen denominated securities versus the United States dollar, but these contracts may not completely protect us if the value of the yen decreases significantly. We may, from time to time, experience losses resulting from fluctuations in the values of the Japanese yen or other foreign currencies, which could adversely affect our operating results.

Our ability to borrow is limited by our notes and Fairfax’s bank credit facilities, which could have an adverse effect on our financial condition.

      The current agreements governing Fairfax’s bank credit facilities with its banks prevent any subsidiaries of Fairfax from borrowing money. Although Fairfax has modified these agreements as they pertain to us in relation to our outstanding debt, our financial flexibility in the future may be limited by the terms of these agreements if Fairfax is unable to obtain similar waivers in the future. We have entered into a note purchase agreement with purchasers of our notes that contains restrictive covenants that may restrict or prohibit our ability to borrow money.

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

      We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five brokerage firms accounted for 45%, 55% and 64% of our gross premiums written for the years ended December 31, 2002, 2001 and 2000, respectively, in the Americas division. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

      The insurance industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the practices and operation of insurance and reinsurance organizations. Federal and state legislatures have periodically considered programs to reform or amend the United States insurance system at both the federal and state level. Recently, the insurance and reinsurance regulatory framework has been subject to increased scrutiny in many jurisdictions, including the United States and various states in the United States.

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

      On March 4, 2003, Fairfax announced it had purchased, through a subsidiary, 4.3 million outstanding shares of our common stock in a private transaction, increasing its interest in us to approximately 80.6%. Prior to such purchase, Fairfax, through its subsidiaries TIG Insurance Group, TIG Insurance Company, ORH Holdings Inc. and Fairfax Inc., owned approximately 74% of our outstanding common stock. Consequently, Fairfax is in a position to determine the outcome of corporate actions requiring stockholder approval, including:

•	electing members of our Board of Directors;

•	adopting amendments to our charter documents; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.

      In addition, Fairfax has provided us, and continues to provide us, with certain services. All of our directors, except for Mr. Barnard and Mr. Sweitzer, also are directors or officers of Fairfax or certain of its subsidiaries. Conflicts of interest could arise between our company and Fairfax or one of its subsidiaries, and any conflict of interest may be resolved in a manner that does not favor us.

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

Company Website

      The Company’s Internet address is www.odysseyre.com. The Company makes available free of charge, through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports.

Item 2.     Properties

      OdysseyRe’s corporate offices are located in approximately 11,759 square feet of leased office space in 140 Broadway, New York. Odyssey America’s corporate offices are located in approximately 83,457 total square feet of leased space in Stamford, Connecticut. Our other locations occupy a total of approximately 68,692 square feet, all of which are leased. The Americas division operates out of offices in New York, Stamford, Mexico City, Miami, Santiago and Toronto, the London Market division operates out of offices in London and Bristol, and the EuroAsia division operates out of offices in Paris, Singapore, Stockholm and Tokyo.

Item 3.     Legal Proceedings

      In December 2002 Odyssey America and a retrocessionaire each demanded arbitration to resolve a dispute arising from an excess of loss retrocessional contract, effective January 1, 1998, pursuant to which the retrocessionaire reinsured Odyssey America for 50% of certain accident and health exposures assumed by Odyssey America from a third-party insurer. The dispute arose in October 2002 when the retrocessionaire asserted that the third-party insurer violated the reinsurance agreement with Odyssey America such that no further payments under the agreement should be made. Odyssey America is continuing to make payments to the third-party insurer on submitted claims pursuant to the reinsurance agreement, subject to a full reservation of rights.

      At arbitration, Odyssey America is seeking enforcement of the retrocessional contract and the retrocessionaire is seeking recission of the same contract, alleging that Odyssey America’s refusal to assert defenses under the reinsurance agreement with the third-party insurer constitutes a breach of the duty of good faith to the retrocessionaire. In accordance with the retrocessional contract’s arbitration provisions, as of this date, the parties have appointed arbitrators, but no umpire has been appointed and, therefore, the arbitration panel has not yet been duly constituted.

      Odyssey America intends to vigorously pursue the arbitration, and, to that end, has engaged the services of outside counsel. Odyssey America believes that it has a strong case against the retrocessionaire for full reinsurance coverage in accordance with the retrocessional contract. Nevertheless, at this early stage of the proceedings it is not possible to make any determination regarding the potential arbitration outcome, or the magnitude of any possible liability in the event of a determination adverse to Odyssey America.

      In the normal course of our business, we may become involved in various other claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Common Stock

      The principal United States market on which the shares of our common stock, are traded is the New York Stock Exchange (NYSE). Our common stock began trading on the NYSE on June 14, 2001. The high and low sales prices for our common stock for the three month period ending December 31, 2002 were $18.85 and $16.00. The high and low sales prices for our common stock for the three month period ending September 30, 2002 were $17.49 and $12.87. The high and low sales prices for our common stock for the three month period ending June 30, 2002 were $20.25 and $15.15. The high and low sales prices for the three month period ending March 31, 2002 were $17.85 and $15.30. The high and low sales prices for our common stock for the three month period ending December 31, 2001 were $18.10 and $13.79. The high and low sales prices for our common stock for the three month period ending September 30, 2001 were $18.10 and $11.08. As of December 31, 2002, the approximate number of holders of our common stock, including those whose common stock is held in nominee name, was 6,250. Our common stock is also traded on the Toronto Stock Exchange.

      On March 4, 2003, Fairfax announced it had purchased, through a subsidiary, 4.3 million outstanding shares of our common stock in a private transaction, increasing its interest in us to approximately 80.6%. Prior to such purchase, approximately 74% of our shares of common stock were owned by Fairfax through its subsidiaries, TIG Insurance Group (51.1%), TIG Insurance Company (13.3%), ORH Holdings Inc. (9.5%) and Fairfax Inc. (0.1%).

Dividends

      During 2002, we declared quarterly dividends of $0.025 per share on our common stock, resulting in an aggregate annual dividend of $0.10 per share, totaling $6.5 million, which were paid on March 28, 2002, June 28, 2002, September 30, 2002 and December 30, 2002. In September 2001, we declared a dividend of $0.025 per common share and we paid the dividend in the quarter following the date of declaration. On February 13, 2003, our Board of Directors declared a cash dividend of $0.025 per share payable on or before March 31, 2003, to all stockholders of record as of March 17, 2003.

      While it is the intention of our Board of Directors to declare quarterly cash dividends, the declaration and payment of future dividends, if any, by us will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, general business conditions and legal restrictions regarding the payment of dividends by us and other factors. The payment of dividends by us is subject to limitations imposed by laws in Connecticut, Delaware and the United Kingdom.

      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the Insurance Commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the Insurance Commissioner has approved the payment within the 30-day period. Under the Connecticut Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12 month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2003 without requiring prior approval of regulatory authorities is approximately $134.6 million.

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

Recent Sales Of Unregistered Securities

      On June 18, 2002, OdysseyRe issued and sold, in a private placement, $100 million aggregate principal amount of 4.375% convertible senior debentures due 2022 (the debentures). On June 20, 2002, OdysseyRe issued and sold, in a private placement, $10 million aggregate principal amount of the debentures pursuant to an option to purchase additional debentures granted to the initial purchaser. Both transactions were described in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2002.

Item 6.     Selected Financial Data

      The following selected financial data should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes that are included in this Form 10-K. GAAP financial information in the table reflects the results of operations and financial position of OdysseyRe. The results for the year ended December 31, 1999 reflect the results of Odyssey America from April 13, 1999, the date on which it was acquired by Fairfax.

      The statutory data set forth has been derived from the statutory financial statements filed by our insurance subsidiaries with the relevant insurance departments. These statutory financial statements have been prepared in accordance with statutory accounting principles which differ from GAAP.

      The following GAAP statement of operations and balance sheet data relating to each of the years 1998 through 2002 has been derived from our annual consolidated financial statements audited by PricewaterhouseCoopers LLP, our independent accountants. Consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002, and related notes, appear in this Form 10-K beginning at page 48.

      We encourage you to read the consolidated financial statements included in this Form 10-K because they contain our complete financial statements for the years ended December 31, 2002, 2001 and 2000. The results of operations for the year ended December 31, 2002 are not necessarily indicative of future results.

	Years ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
GAAP Statement of Income Data:
Gross premiums written	$1,894,530	$1,153,606	$862,166	$654,518	$271,975

Net premiums written	$1,631,245	$984,650	$701,334	$502,622	$212,758

Net premiums earned	$1,432,642	$900,537	$681,831	$508,408	$216,566
Net investment income	123,028	114,600	126,593	121,169	62,839
Net realized investment gains	135,796	13,313	23,611	4,783	53,491

Total revenues	1,691,466	1,028,450	832,035	634,360	332,896

Losses and loss adjustment expenses	987,195	725,767	503,464	383,883	166,052
Acquisition costs	362,262	248,425	198,570	136,731	53,696
Other underwriting expenses	70,269	64,694	53,254	45,772	19,643
Other expense (income), net	4,985	(755)	(3,839)	(11,586)	(7,087)
Interest expense	8,689	5,938	—	—	—

Total expenses	1,433,400	1,044,069	751,449	554,800	232,304

Income (loss) before income taxes and cumulative effect of a change in accounting principle	258,066	(15,619)	80,586	79,560	100,592
Federal and foreign income tax provision (benefit)	86,751	(7,658)	25,795	23,526	32,127

Income (loss) before cumulative effect of a change in accounting principle	171,315	(7,961)	54,791	56,034	68,465
Cumulative effect of a change in accounting principle	36,862	—	—	—	—

Net income (loss)	$208,177	$(7,961)	$54,791	$56,034	$68,465

BASIC
Weighted average shares outstanding	64,744,067	57,018,497	48,000,000	40,162,000	38,400,000

Basic earnings (loss) per share	$3.22	$(0.14)	$1.14	$1.40	$1.78

DILUTED
Weighted average shares outstanding	65,129,726	57,018,497	48,000,000	40,162,000	38,400,000

Diluted earnings (loss) per share	$3.20	$(0.14)	$1.14	$1.40	$1.78

	December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
GAAP Balance Sheet Data:
Total investments and cash	$3,082,403	$2,659,776	$2,641,615	$2,603,242	$1,172,679
Total assets	5,304,960	4,648,291	4,254,103	4,079,726	1,800,341
Unpaid losses and loss adjustment expenses	2,871,552	2,720,220	2,566,396	2,569,895	1,176,292
Debt obligations	206,340	200,000	—	—	—
Total stockholders’ equity	1,056,083	820,872	957,875	806,336	384,791
Book value per share(1)	16.25	12.60	19.96	16.80	10.02
Dividends per share (1)	0.10	0.03	1.77	2.46	0.94

	Years Ended December 31,

	2002		2001		2000		1999		1998

Selected GAAP Financial Ratios:
Losses and loss adjustment expense ratio	68.9%		80.6%		73.9%		75.5%		76.7%
Underwriting expense ratio	30.2		34.8		36.9		35.9		33.8

Combined ratio	99.1%		115.4%		110.8%		111.4%		110.5%

Selected Combined Statutory Financial Ratios:(2)
Losses and loss adjustment expense ratio	69.1%		81.5%		72.8%		86.7%		74.6%
Underwriting expense ratio	29.2		32.4		36.1		36.0		33.8

Combined ratio	98.3%		113.9%		108.9%		122.7%		108.4%

Statutory surplus	$990,469		$819,537		$853,008		$855,835		$381,564
Ratio of net premiums written to statutory surplus	1.51	x	1.09	x	0.71	x	0.64	x	0.55	x

(1)	Based on our common stock outstanding of 65,003,963 shares as of December 31, 2002, 65,142,857 shares as of December 31, 2001, 48,000,000 shares as of December 31, 2000 and 1999 and 38,400,000 shares as of December 31, 1998.

(2)	ORC’s and Hudson’s full year results are included in the combined statutory results for 1998 through 2002. Odyssey America’s full year results are included in the combined statutory results for 1999 through 2002.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Odyssey Re Holdings Corp. is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries, ORC, Hudson, UK Holdings and Newline. On June 19, 2001, OdysseyRe sold 17,142,857 shares of its common stock in an initial public offering. In connection with this offering, we acquired all of the outstanding shares of Odyssey America from subsidiaries of Fairfax, our ultimate majority shareholder, for an aggregate consideration of $988.8 million, consisting of $233.6 million in cash, a $200.0 million term note and 48 million shares of our common stock. The acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become our historical financial information. On September 10, 2002, we acquired 56% of the common stock of First Capital Insurance Ltd., a Singapore insurance company, for consideration of $17.8 million.

      Through our operating subsidiaries, principally Odyssey America, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace.

      Throughout 2002, we experienced growth opportunities in a number of areas, evidenced by our increase in gross premiums written of $740.9 million, or 64.2%, to $1.9 billion for the year ended December 31, 2002 from $1.2 billion for the year ended December 31, 2001. As a result of improved market conditions, including improved pricing and industry consolidation, and a series of catastrophic events, both in the United States and globally, conditions for us have been improving and we have opportunistically expanded in certain classes of business and in each of our geographic business segments. Our non-United States operations, including Newline, accounted for 39.0% of our premium volume for 2002.

      Due to the improved pricing environment and our continued focus on underwriting discipline, our underwriting results have significantly improved. Our combined ratio was 99.1% for the year ended December 31, 2002, a decrease of 16.3 percentage points from the 115.4% combined ratio for the year ended December 31, 2001, which includes the effects of the terrorist attack of September 11th (“event of September 11th”) and the bankruptcy filing of Enron Corporation (Enron). Excluding these events, our combined ratio for the year ended December 31, 2002 improved by 4.0 percentage points to 99.1% from the 103.1% reported for the year ended December 31, 2001. This improvement is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business.

      Through a review of our reinsurance contracts, we have evaluated and estimated our exposure arising from the event of September 11th. Our estimate is based on the most recent information available. Our initial estimate, established in 2001, appears to be appropriate; accordingly, such estimate has not been revised during the year ended December 31, 2002. As additional information becomes available, such estimate could be revised. Included in our consolidated statements of operations for the year ended December 31, 2001, is a net pre-tax loss of $95.0 million. The after tax loss, assuming a 35% tax rate, is $61.8 million. Considerable time may elapse before the adequacy of our estimates can be determined. With respect to the ceded underwriting loss, the reinsurance recoverable is with highly rated reinsurers and we do not foresee any potential credit risks.

      We operate our business through three divisions, the Americas, London Market and EuroAsia, which are based principally on geographic regions.

      The Americas is our largest division, accounting for $1.3 billion, or 69.7%, of our gross premiums written for the year ended December 31, 2002, as compared to $841.2 million, or 72.9%, of our gross premiums written for the year ended December 31, 2001. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative reinsurance in Central and South America, as well as primary business in the United States through Hudson, our insurance subsidiary. The Americas division is comprised of three units, the United States, Canada, and Latin America, with seven offices, located in Stamford, two offices in New York City, Mexico City, Miami, Santiago and Toronto. Gross premiums written by the United States unit for the year ended December 31, 2002 were $1.2 billion, an increase of $427.6 million, or 58.7%, compared to $728.1 million for the year ended December 31, 2001. Gross premiums written by the Latin American unit for the year ended December 31, 2002 were $116.8 million, an increase of $44.5 million, or 61.5%, compared to $72.3 million for the year ended December 31, 2001. The Canadian unit had gross premiums written of $40.8 million for the year ended December 31, 2002, an increase of $24.4 million, or 148.8%, compared to $16.4 million for the year ended December 31, 2001. The increases are due mainly to increased pricing both at the insurance and reinsurance levels. The London branch unit (business underwritten prior to 2001) had gross premiums written of $7.3 million for the year ended December 31, 2002, a decrease of $17.1 million compared to $24.4 million for the year ended December 31, 2001. Business previously written by the London branch unit is being written through the London Market division.

      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline which in turn owns and manages Syndicate 1218, and our London branch office. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The London Market writes reinsurance and insurance business worldwide through brokers, generating $315.3 million, or 16.6%, of our gross premiums written for the year ended December 31, 2002 as compared to $165.9 million, or 14.4%, of our gross premiums written for the year ended December 31, 2001. The increase in gross premiums written of $149.4 million, or 90.1%, was mainly in financial lines, marine and aerospace and international casualty business.

      The EuroAsia division was formed in 2000 as part of the realignment of our business across geographic regions. EuroAsia operates out of four offices, with principal offices in Paris and Singapore. For the year ended December 31, 2002, the EuroAsia division had gross premiums written of $258.6 million, or 13.7% of our gross premiums written, compared to $146.5 million, or 12.7%, of our gross premiums written for the year ended December 31, 2001. For the years ended December 31, 2002 and 2001, our Paris office had gross premiums written of $186.7 million and $109.6 million, respectively. For the years ended December 31, 2002 and 2001, our Singapore office had gross premiums written of $68.8 million and $36.9 million, respectively. During the last quarter of 2002, First Capital had $3.2 million of direct premiums written. The EuroAsia division premiums are geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of the rate increases throughout its international scope of operations and in creating new market opportunities by leveraging its long-term ceding company and broker relationships.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio for the year ended December 31, 2002, was 99.1%, a decrease of 4.0 percentage points from 103.1% for the year ended December 31, 2001, which excludes the effects of the event of September 11th and Enron. The combined ratio for the year ended December 31, 2001, including the effects of the event of September 11th and Enron was 115.4%.

      For the years ended December 31, 2002 and 2001, our gross premiums written were $1.9 billion and $1.2 billion, respectively. For the years ended December 31, 2002 and 2001, our net premiums written were $1.6 billion and $984.7 million, respectively, and our net income was $208.2 million, (which included a cumulative effect of a change in accounting principle of $36.9 million) and a net loss of $8.0 million (which included a net after tax loss of $71.5 million related to the effects of the event of September 11th and Enron), respectively. As of December 31, 2002, we had total assets of $5.3 billion and total stockholders’ equity of $1.1 billion.

Revenues

      We derive our revenues from two principal sources: premiums from reinsurance assumed and insurance, net of premiums ceded (net premiums written); and income from investments. Net premiums written are earned (net premiums earned) as they are credited to revenue over the terms of the underlying contracts or certificates inforce. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.

      Consistent with our significant accounting policies, we utilize estimates in establishing premiums written, the corresponding acquisition expenses and unearned premium reserves. These estimates are required to reflect differences in the timing of the receipt of accounts from the ceding company and the actual due dates of the accounts at the close of each accounting period.

      Premium estimates, the corresponding acquisition expenses and unearned premium reserves are established on a contract level for any significant accounts due but not rendered by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts rendered by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period.

      The change in these estimates is reflected in the revenue account at the end of each accounting period.

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

      Our reserves for losses and loss adjustment expenses are estimates of amounts required to pay reported and unreported claims and related loss adjustment expenses. We believe the estimate of these reserves is a “critical accounting estimate” because changes in these reserves can materially affect net income. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved. As of December 31, 2002, our estimate of these liabilities net of reinsurance recoverables was $1,844.6 million, and as of December 31, 2001 was $1,674.4 million.

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

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Gross Premiums Written. Gross premiums written for the year ended December 31, 2002 increased by $740.9 million, or 64.2%, to $1.9 billion from $1.2 billion for the year ended December 31, 2001. Insurance and reinsurance market conditions improved substantially on a global basis the past two years, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $479.4 million, or 57.0%, the London Market division of $149.4 million, or 90.1% and the EuroAsia division of $112.1 million or 76.5%.

      The increase in the Americas division is comprised of increases in treaty property excess of loss of $19.4 million, proportional property of $67.4 million, casualty excess of loss of $52.7 million, proportional casualty of $122.2 million, miscellaneous lines of $28.8 million, facultative reinsurance of $77.1 million and primary insurance through our subsidiary, Hudson, of $111.8 million.

      The London Market division premium increase of $149.4 million is comprised of an increase in Newline of $65.9 million, principally in the financial lines of business of $109.8 million, offset by decreases in treaty reinsurance lines of business of $43.9 million previously written through Newline. The remaining increase of $83.5 million is from our London branch which is comprised of increases in all lines, property excess of loss of $15.3 million, property proportional of $7.9 million, casualty excess of loss of $9.9 million, marine and aerospace excess of loss of $13.4 million, proportional marine and aerospace of $30.1 million and casualty proportional of $6.9 million. The London Market division in general, and Newline in particular, has experienced a resurgence of opportunities from domestic and international business.

      EuroAsia division’s gross premiums written for the year ended December 31, 2002 were $258.6 million, consisting of international reinsurance business primarily derived through new market opportunities. In addition, there has been a substantial shrinkage of capacity in the European market due to catastrophe losses, competitor withdrawals, and asset impairments. Gross premiums written were $146.5 million for the year ended December 31, 2001. The increase in the EuroAsia division is comprised of increases in treaty property excess of loss of $31.5 million, proportional property of $52.9 million, casualty excess of loss of $10.9 million and all other lines of $16.8 million.

      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2002 increased by $94.3 million, or 55.8%, to $263.3 million from $169.0 million for the year ended December 31, 2001. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume and an increase in cessions related to our Hudson business of $61.2 million. Included in the results for the year ended December 31, 2001 were ceded premiums written of $28.8 million related to the event of September 11th.

      Net Premiums Written. Net premiums written for the year ended December 31, 2002 increased by $646.5 million, or 65.7%, to $1.6 billion from $984.7 million for the year ended December 31, 2001. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the year ended December 31, 2002 increased by $532.1 million, or 59.1%, to $1.4 billion from $900.5 million for the year ended December 31, 2001. This increase was a result of the factors listed above, and reflects an increase in unearned premiums of $198.6 million for the year ended December 31, 2002, as compared to an increase in unearned premiums of $84.1 million for the year ended December 31, 2001. This increase in unearned premiums is associated with the increase in net premiums written.

      Net Investment Income. Net investment income for the year ended December 31, 2002 increased by $8.4 million, or 7.3%, to $123.0 million from $114.6 million for the year ended December 31, 2001. The net investment yield was 4.3% for each of the years ended December 31, 2002 and 2001. The increase in investment income before expenses mainly results from the increase of $422.6 million in our cash and invested assets.

      Net Realized Investment Gains. Net realized investment gains for the year ended December 31, 2002 increased by $122.5 million, to $135.8 million from a gain of $13.3 million for the year ended December 31,

2001. The increase in net realized gains in 2002 was primarily related to the sale of mid-maturity fixed income securities, which generated gains as we realized the benefits of the appreciation in the portfolio due to the decline in interest rates, which hit levels not experienced in 40 years.

      Included in net realized investment gains for the year ended December 31, 2002 is $13.0 million of realized losses on the other than temporary write-down of certain fixed income and equity securities.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the year ended December 31, 2002 increased by $261.4 million, or 36.0%, to $987.2 million from $725.8 million for the year ended December 31, 2001. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the year ended December 31, 2002 was 68.9% compared to 80.6% for the year ended December 31, 2001. The improved losses and loss adjustment expense ratio reflects the general improvements in primary and reinsurance pricing. Excluding the effects of the event of September 11th and Enron, the losses and loss adjustment expense ratio was 69.7% for the year ended December 31, 2001.

      Acquisition Costs. Acquisition costs for the year ended December 31, 2002 were $362.3 million compared to $248.4 million for the year ended December 31, 2001 with the increase due to the premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 25.3% for the year ended December 31, 2002 compared to 27.6% for the year ended December 31, 2001. A decrease in acquisition expense ratio of 2.3 percentage points is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business. Excluding the event of September 11th, the acquisition costs for the year ended December 31, 2001 were $239.2 million and the resulting acquisition cost ratio was 26.3%.

      Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2002 were $70.3 million compared to $64.7 million for the year ended December 31, 2001. The other underwriting expense ratio, expressed as a percent of premiums earned, was 4.9% for the year ended December 31, 2002, compared to 7.2% for the year ended December 31, 2001. This ratio has decreased significantly during 2002 because our other underwriting expenses have increased at a much lower rate than our premiums earned.

      Other Expenses (Income), Net. Other expenses (income), net for the year ended December 31, 2002 was a net expense of $5.0 million compared to $0.8 million of net income for the year ended December 31, 2001.

      The other expense (income), net for the year ended December 31, 2002 is primarily comprised of the operating expenses of the holding company, since goodwill is no longer amortized. The major component of other expense (income), net, in 2001 was the amortization of goodwill, which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period at $2.5 million per year.

      Interest Expense. We incurred interest expense related to debt obligations of $8.7 million for the year ended December 31, 2002, as opposed to $5.9 million for the year ended December 31, 2001. We entered into our debt obligations in the latter part of June 2001, and therefore the 2001 period reflects a lower interest expense.

      Combined Ratio. Our combined ratio, which is the sum of the losses and loss adjustment expense ratio, acquisition ratio and other underwriting expense ratio was 99.1% for the year ended December 31, 2002, a decrease of 16.3 percentage points from 115.4% for the year ended December 31, 2001. Excluding the effects of the event of September 11th and Enron, our combined ratio was 103.1% for the year ended December 31, 2001. Our combined ratio improved due to the significantly better operating conditions in the primary and reinsurance segments of the industry.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the year ended December 31, 2002 increased by $94.5 million to a tax provision of $86.8 million as a result of the increase in operating income. We recognized a tax benefit of $7.7 million for the year ended December 31, 2001 due to the effects of the event of September 11th and Enron.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Gross Premiums Written. Gross premiums written for the year ended December 31, 2001 increased by $291.4 million, or 33.8%, to $1.2 billion from $862.2 million for the year ended December 31, 2000. Excluding premium adjustments related to the event of September 11th, gross premiums written for the year ended December 31, 2001 were $1.1 billion. The increase in premium volume is attributable to increases in the Americas division of $87.2 million, or 11.6%, the London Market division of $58.1 million, or 53.9%, and the EuroAsia division of $146.1 million.

      The increase in premiums in the Americas division is comprised of an increase in treaty property business of $67.5 million, an increase in general casualty business of $9.0 million, an increase in the Latin American unit business of $31.7 million, an increase in primary insurance activities of $28.3 million and a decrease in facultative business of $10.8 million. These increases are attributable to improved pricing in general and specifically to certain classes of business that were substantially affected by poor industry fundamentals during the past few years. Premiums decreased in the London branch business by $58.4 million due to the transfer of business into Newline and treaty casualty business by $15.2 million in classes where pricing had not yet improved to a level of adequate profitability. Gross premiums written of $7.4 million related to the event of September 11th are included in the Americas division for the year ended December 31, 2001.

      The London Market division’s premium increase of $58.1 million is comprised of increases in marine and aerospace business of $13.6 million and international casualty business of $14.9 million, property business of $34.0 million and financial lines of $17.1 million. These increases were partially offset by a decrease in the North American casualty business of $0.3 million and the North American Binding Authority and other lines of $21.2 million. Gross premiums written of $11.1 million related to the event of September 11th are included in the London Market division for the year ended December 31, 2001.

      The EuroAsia division’s gross premiums written for the year ended December 31, 2001 were $146.5 million, compared to $0.4 million for the year ended December 31, 2000. This division was not active during the first nine months of 2000.

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

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the year ended December 31, 2001 increased by $222.3 million, or 44.2%, to $725.8 million from $503.5 million for the year ended December 31, 2000. The losses and loss adjustment expense ratio for the year ended December 31, 2001 was 80.6% compared to 73.9% for the year ended December 31, 2000. Excluding the effects of the event of September 11th and Enron, losses and loss adjustment expenses for the year ended December 31, 2001 were $635.3 million compared to $503.5 million for the year ended December 31, 2000, an increase of $131.8 million, or 26.2%. Excluding the effects of the event of September 11th and Enron, which contributed $75.5 million and $15.0 million, respectively, the losses and loss adjustment expense ratio for the year ended December 31, 2001 was 69.7% compared to 73.9% for the year ended December 31, 2000. The improvement in the losses and loss adjustment expense ratio is the result of our underwriting initiatives and reinsurance price increases.

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

      Other Expense (Income), Net. Other expense (income), net is comprised of amortization of positive and negative goodwill and other income or expense items. The total of these items for the year ended December 31, 2001 was $0.8 million income as compared to $3.8 million income for the year ended December 31, 2000.

      The major component of other expense (income), net is the amortization of goodwill which consists of the negative goodwill associated with the purchase of ORC amortized over a ten-year period at $8.3 million per year, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period at $2.5 million per year.

      Interest Expense. The Company incurred interest expense of $5.9 million for the year ended December 31, 2001 related to the debt obligations issued in 2001.

      Combined Ratio. Our combined ratio, which is the sum of the losses and loss adjustment expense ratio, the acquisition ratio and other underwriting expense ratio, increased from 110.8% for the year ended December 31, 2000 compared to 115.4% for the year ended December 31, 2001. Excluding the effects of the event of September 11th and Enron, our combined ratio improved to 103.1% for the year ended December 31,

2001 from 110.8% for the year ended December 31, 2000. This improvement was due to the underwriting actions described above.

      Federal and Foreign Income Tax Provision. The federal and foreign income tax provision for the year ended December 31, 2001 decreased by $33.5 million to a tax benefit of $7.7 million as compared to a tax provision of $25.8 million for the year ended December 31, 2000. The tax benefit is due to the recognition of our estimated losses due to the effects of the event of September 11th and Enron.

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

Liquidity and Capital Resources

      Our stockholders’ equity increased by $235.2 million, or 28.7%, to $1.1 billion as of December 31, 2002 from $820.9 million as of December 31, 2001. The increase was mainly attributable to net income of $208.2 million, and an increase in accumulated other comprehensive income, net of deferred taxes of $34.7 million offset by dividends paid to stockholders of $6.5 million for the year ended December 31, 2002. We have flexibility with respect to capitalization as the result of our access to the debt and equity markets. During August 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective by the Commission on December 2, 2002. The registration statement provides for the offer and sale by OdysseyRe of securities, including equity and debt securities, having a total initial offering price of up to $290.0 million.

      Our liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $214.2 million for the year ended December 31, 2002. The increase in premium collections is directly attributable to the increase in premium volume realized since the latter part of calendar year 2001, which occurred as a result of substantially improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow. Cash used in operations for the year ended December 31, 2001 amounted to $49.4 million primarily due to payment of losses incurred by Odyssey America and its subsidiaries exceeding premium and investment cash flow.

      Total cash used by investing activities for the year ended December 31, 2002 was $93.3 million compared to cash provided of $229.1 million from investing activities for the year ended December 31, 2001. The decrease in cash proceeds from investing activities is mainly due to a change in the mix of short-term investments and cash and cash equivalents. Cash and cash equivalents were $484.7 million and $375.1 million, as of December 31, 2002 and 2001, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 21.9% and 14.8% as of December 31, 2002 and December 31, 2001, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.0 billion as of December 31, 2002. Total investments and cash amounted to $3.1 billion as of December 31, 2002, an increase of $422.6 million compared to December 31, 2001. The fixed income securities portfolio has a weighted average of AA security rating as measured by S&P.

      An additional source of funds for OdysseyRe is the dividend capacity of its subsidiary, Odyssey America. During 2003, Odyssey America can pay dividends to us of $134.6 million, without prior regulatory approval. During 2002, Odyssey America paid $18.0 million in dividends to us.

      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at our option beginning on

June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances, each Convertible Debt holder can convert its Convertible Debt, in accordance with the terms of the indenture under which the Convertible Debt was issued, to 46.9925 shares of our common stock for every $1,000 principal amount of the Convertible Debt. The Convertible Debt is reflected on our balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued a $200.0 million term note to a subsidiary of Fairfax, which was due between 2002 and 2004. The term note accrued interest using the three month London Interbank Offered Rate (LIBOR) plus 225 basis points, payable quarterly. This debt has been fully extinguished by the proceeds from the senior notes, credit agreement and Convertible Debt discussed herein.

      In December 2001, we issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at our option. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of LIBOR plus 263 basis points, which was 4.1% as of December 31, 2002. The proceeds from the sale of the senior notes were used to prepay part of the principal amount outstanding under the $200.0 million term note. On June 26, 2002, we prepaid $10.0 million aggregate principal amount of senior notes. As of December 31, 2002, the aggregate principal amount of senior notes outstanding was $90.0 million.

      In addition, we entered into a $50.0 million credit agreement with Bank of America N.A. and J.P. Morgan Chase Bank on December 31, 2001. The entire $50.0 million in proceeds was used to prepay part of the principal amount outstanding under the $200.0 million term note. As of December 31, 2002, the entire credit agreement has been extinguished and there is no balance outstanding.

      In connection with the business of Newline, we executed a secured letter of credit and a trust account in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. As of December 31, 2002, the letter of credit was valued at £69.5 million, or $111.9 million, and was secured by a pledge of $136.0 million of our investment securities. As of December 31, 2002, the trust account was valued at £31.2 million, or $48.8 million.

      On February 13, 2003, our Board of Directors declared a quarterly cash dividend of $0.025 per share payable on March 31, 2003 to all stockholders of record as of March 17, 2003. During each of the quarters of 2002, our Board of Directors declared a dividend of $0.025 per common share. Approximately $1.6 million in dividends was paid in each quarter. On September 28, 2001, our Board of Directors declared a cash dividend of $0.025 per share. The total dividend of approximately $1.6 million was paid on October 30, 2001.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of December 31, 2002 were: A.M. Best Company: A (Excellent); and Standard & Poor’s rating services: A- (Strong).

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of December 31, 2002, our $3.1 billion investment portfolio is comprised of $2.0 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

      Our fixed income securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities portfolios fall and vice versa.

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of December 31, 2002 and December 31, 2001, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2002			As of December 31, 2001

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$1,681.2	$(311.4)	(15.6)%	$1,812.8	$(216.0)	(10.6)%
100 basis point rise	1,819.5	(173.1)	(8.7)	1,907.1	(121.7)	(6.0)
Base Scenario	1,992.6	—	—	2,028.8	—	—
100 basis point decline	2,236.7	244.1	12.3	2,221.4	192.6	9.5
200 basis point decline	2,509.9	517.3	26.0	2,460.5	431.7	21.3

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This reflects significant exposure to fixed income securities containing a put feature. In total these securities represent approximately 23% and 50% of the fair market value of the total fixed income portfolio as of December 31, 2002 and December 31, 2001, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      We have gross unrealized appreciation of $71.9 million, which is offset by gross unrealized depreciation of $38.3 million, resulting principally from the current interest rate environment. During the year ended December 31, 2002, we recognized a realized loss of $13.0 million related to the other than temporary write-down of certain fixed income and equity securities.

Disclosure about Limitations of Interest Rate Sensitivity Analysis

      Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.

      Certain shortcomings are inherent in the method of analysis presented in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and a change in individual issuer credit spreads.

Credit Risk

      We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.

      As of December 31, 2002 and December 31, 2001, 88.6% and 97.1%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 11.4% and 2.9%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of December 31, 2002 and December 31, 2001, 8.9% and 6.8%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 7.2% and 4.9% on December 31, 2002 and 2001, respectively of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $22.2 million and $13.0 million as of December 31, 2002 and 2001, respectively in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2002 and December 31, 2001, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $541.5 million and $268.0 million, respectively, or 17.6% and 10.1%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 7.6% and 7.0% as of December 31, 2002 and December 31, 2001, respectively, of our investment portfolio, including cash and cash equivalents. As of December 31, 2002, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $54.2 million dollar decline in the fair value of the total investment portfolio.

      Included above in securities denominated in foreign currencies are Japanese yen denominated securities, which as of December 31, 2002 had a U.S. dollar equivalent market value of $55.0 million. We have entered into Japanese yen forward sale contracts to hedge against a fall in value of the Japanese yen denominated securities versus the U.S. dollar. The Japanese yen forward contracts are for an aggregate amount of 4.4 billion Japanese yen at an average forward rate of 120.3 yen or a U.S. dollar equivalent amount of $35.3 million.

New Accounting Pronouncements

      Effective January 1, 2002, we adopted Statements of Financial Accounting Standard (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, which are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001. On January 1, 2002, we, in accordance with the provisions of SFAS 141, and in conjunction with the adoption of SFAS 142, fully amortized our negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle item in our statement of operations for the year ended December 31, 2002. The amortization of negative goodwill during the years ended December 31, 2001 and 2000 was $8.3 million and was reflected in other income, net. SFAS 142 established new accounting and reporting standards for acquired goodwill and other intangible assets. It requires that an entity determine if the goodwill or other intangible assets have an indefinite or a finite useful life. Those with indefinite useful lives will not be subject to amortization and must be tested annually for impairment. Management has determined that the goodwill related to Odyssey America of $18.3 million reflected in other assets as of December 31, 2002 and 2001 has an indefinite life and is not impaired; accordingly, we have not amortized our goodwill during the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, we amortized $2.6 million of goodwill, which was reflected in other expense (income), net. There is no effect on our federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

      Financial accounting standards and the related pronouncements that have been issued but are not yet effective will not have a material impact on our financial position, operations or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

ODYSSEY RE HOLDINGS CORP.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Odyssey Re Holdings Corp.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries at December, 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management, our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”.

PRICEWATERHOUSECOOPERS LLP

New York, New York

January 24, 2003

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $1,964,758 and $2,030,561, respectively)	$1,992,574	$2,028,758
Redeemable preferred stock, at fair value (cost $13,398)	12,694	—
Equity securities:
Common stocks, at fair value (cost $146,028 and $106,353, respectively)	152,560	100,515
Common stocks, at equity	120,903	79,849
Short-term investments, at cost which approximates fair value	189,161	19,648
Other invested assets	129,767	55,864
Cash and cash equivalents	484,744	375,142

Total investments and cash	3,082,403	2,659,776
Investment income due and accrued	26,358	27,466
Reinsurance balances receivable	430,491	358,203
Reinsurance recoverable on loss payments	80,473	52,812
Reinsurance recoverable on unpaid losses	1,026,979	1,045,791
Prepaid reinsurance premiums	92,525	35,466
Funds held by ceding insurers	112,747	75,186
Deferred acquisition costs	128,890	79,560
Deferred federal and foreign income taxes	108,314	204,455
Other assets	215,780	109,576

Total assets	$5,304,960	$4,648,291

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,871,552	$2,720,220
Unearned premiums	602,562	338,370
Debt obligations	206,340	200,000
Reinsurance balances payable	108,257	126,874
Funds held under reinsurance contracts	238,233	348,038
Other liabilities	221,933	93,917

Total liabilities	4,248,877	3,827,419

STOCKHOLDERS’ EQUITY
Preferred stock, 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,334	793,334
Treasury stock, 138,894 shares, at cost	(2,305)	—
Unearned compensation	(4,572)	(5,704)
Accumulated other comprehensive income (loss), net of deferred income taxes	21,736	(12,985)
Retained earnings	247,239	45,576

Total stockholders’ equity	1,056,083	820,872

Total liabilities and stockholders’ equity	$5,304,960	$4,648,291

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except share amounts)
REVENUES
Gross premiums written	$1,894,530	$1,153,606	$862,166
Ceded premiums written	263,285	168,956	160,832

Net premiums written	1,631,245	984,650	701,334
Increase in unearned premiums	(198,603)	(84,113)	(19,503)

Net premiums earned	1,432,642	900,537	681,831
Net investment income	123,028	114,600	126,593
Net realized investment gains	135,796	13,313	23,611

Total revenues	1,691,466	1,028,450	832,035

EXPENSES
Losses and loss adjustment expenses	987,195	725,767	503,464
Acquisition costs	362,262	248,425	198,570
Other underwriting expenses	70,269	64,694	53,254
Other expense (income), net	4,985	(755)	(3,839)
Interest expense	8,689	5,938	—

Total expenses	1,433,400	1,044,069	751,449

Income (loss) before income taxes and cumulative effect of a change in accounting principle	258,066	(15,619)	80,586

Federal and foreign income tax provision (benefit):
Current	6,593	5,523	22,587
Deferred	80,158	(13,181)	3,208

Total federal and foreign income tax provision (benefit)	86,751	(7,658)	25,795

Income (loss) before cumulative effect of a change in accounting principle	171,315	(7,961)	54,791
Cumulative effect of a change in accounting principle	36,862	—	—

NET INCOME (LOSS)	$208,177	$(7,961)	$54,791

BASIC
Weighted average shares outstanding	64,744,067	57,018,497	48,000,000

Basic earnings (loss) per share	$3.22	$(0.14)	$1.14

DILUTED
Weighted average shares outstanding	65,129,726	57,018,497	48,000,000

Diluted earnings (loss) per share	$3.20	$(0.14)	$1.14

DIVIDENDS
Dividends declared per share	$0.10	$0.025	$1.77

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$208,177	$(7,961)	$54,791
Other comprehensive income, net of tax	34,721	5,005	135,878

Comprehensive income (loss)	$242,898	$(2,956)	$190,669

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except share amounts)
COMMON STOCK
Balance, beginning of year	$651	$480	$480
Proceeds from initial public offering	—	171	—

Balance, end of year	651	651	480

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	793,334	920,220	874,350
Net effect of initial public offering	—	(126,886)	—
Capital contribution	—	—	45,870

Balance, end of year	793,334	793,334	920,220

TREASURY STOCK
Balance, beginning of year	—	—	—
Purchases during the year	(2,405)	(7,708)	—
Reissuance	100	7,708	—

Balance, end of year	(2,305)	—	—

UNEARNED COMPENSATION
Balance, beginning of year	(5,704)	—	—
Issuance of restricted stock	—	(7,708)	—
Amortization during the year	1,132	2,004	—

Balance, end of year	(4,572)	(5,704)	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of year	(12,985)	(17,990)	(153,868)
Net increase during the year	34,721	5,005	135,878

Balance, end of year	21,736	(12,985)	(17,990)

RETAINED EARNINGS
Balance, beginning of year	45,576	55,165	85,374
Net income (loss)	208,177	(7,961)	54,791
Dividends to stockholders	(6,514)	(1,628)	(85,000)

Balance, end of year	247,239	45,576	55,165

TOTAL STOCKHOLDERS’ EQUITY	$1,056,083	$820,872	$957,875

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of year	65,142,857	48,000,000	48,000,000
Issued during period	—	17,142,857	—
Net treasury shares acquired	(138,894)	—	—

Balance, end of year	65,003,963	65,142,857	48,000,000

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$208,177	$(7,961)	$54,791
Less: cumulative change in accounting principle	(36,862)	—	—

Income (loss) before cumulative effect of a change in accounting principle	171,315	(7,961)	54,791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reinsurance balances and funds held, net	(263,666)	(17,174)	(39,808)
Unearned premiums	203,898	83,362	22,444
Unpaid losses and loss adjustment expenses	160,398	7,661	(164,760)
Federal and foreign income taxes	91,091	(12,286)	35,166
Other assets and liabilities, net	38,160	(68,699)	11,259
Deferred acquisition costs	(48,764)	(19,612)	(3,267)
Net realized investment gains	(135,796)	(13,313)	(23,611)
Bond premium amortization, net	(2,425)	(1,370)	(5,767)

Net cash provided by (used in) operating activities	214,211	(49,392)	(113,553)

INVESTING ACTIVITIES
Maturities of fixed income securities	34,609	1,008	23,885
Sales of fixed income securities	2,422,938	424,597	645,946
Purchases of fixed income securities	(2,264,108)	(300,715)	(482,599)
Sales of equity securities	58,967	22,475	178,489
Purchases of equity securities	(130,990)	(83,042)	(17,681)
Purchases of other invested assets	(88,781)	(12,179)	(3,727)
(Increase) decrease in short-term investments	(155,809)	176,914	(125,563)
Cash and cash equivalents acquired	29,890	—	—

Net cash (used in) provided by investing activities	(93,284)	229,058	218,750

FINANCING ACTIVITIES
Dividends	(6,514)	(1,628)	(85,000)
Additional borrowings	107,494	150,000	—
Repayments of principal	(110,000)	(150,000)	—
Purchase of treasury stock	(2,305)	(7,708)	—
Net proceeds from public offering	—	51,285	—
Loan receivable	—	(1,000)	—

Net cash (used in) provided by financing activities	(11,325)	40,949	(85,000)

Increase in cash and cash equivalents	109,602	220,615	20,197
Cash and cash equivalents, beginning of year	375,142	154,527	134,330

Cash and cash equivalents, end of year	$484,744	$375,142	$154,527

Supplemental disclosures:
Capital contribution	$—	$—	$45,870

      The Company issued $200.0 million in debt obligations in June 2001 in connection with the offering (See note 18). During 2000, a tax liability was forgiven by Fairfax and has been reflected as a capital contribution (See note 12).

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001, to serve as the holding company for its wholly owned subsidiary Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, Odyssey Reinsurance Corporation (“ORC”), Odyssey UK Holdings Corporation (formerly known as TIG Re UK Holdings Corporation) (“UK Holdings”), Newline Underwriting Management Ltd. which owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”) and Hudson Insurance Company (“Hudson”). On September 10, 2002, OdysseyRe acquired 56% of First Capital Insurance Ltd. (“First Capital”), a Singapore insurance company. First Capital’s balance sheet is consolidated in the Company’s financial statements as of December 31, 2002, and its results of operations are consolidated from September 10, 2002, the date of acquisition.

      On June 19, 2001, the Company sold 17,142,857 shares of its common stock (26% of the total shares of common stock outstanding) in an initial public offering (the “offering”). In connection with the offering, all the outstanding shares of Odyssey America were acquired by the Company from subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), the Company’s ultimate majority shareholder, for aggregate consideration of $988.8 million, consisting of $233.6 million in cash, $200.0 million in a term note and 48 million shares of the Company’s common stock. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become the Company’s historical financial information. The Company retained $51.3 million of the net proceeds from the offering. In connection with the offering, the Company granted restricted shares of its stock to various executives and employees, as further described in note 11.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. As of December 31, 2001, certain amounts have been reclassified to conform to the balance sheet presentation as of December 31, 2002.

      During 2002, dividends of $0.025 per common share were declared and paid in each quarter resulting in an aggregate annual dividend of $0.10 per share, totaling approximately $6.5 million. During 2001, approximately $1.6 million in dividends were paid.

2.     Significant Event

      The Company, through a review of its reinsurance contracts, has evaluated and estimated its exposure arising from the terrorist attack of September 11, 2001. The Company’s estimate is based on the most recent information available. The Company’s initial estimate, established in 2001, appears to be appropriate; accordingly, such estimate has not been revised during the year ended December 31, 2002. As additional information becomes available such estimate could be revised. Included in the Company’s consolidated statements of operations for the year ended December 31, 2001 is a net pre-tax loss of $95.0 million. The after tax loss, assuming a 35% tax rate, is $61.8 million. Considerable time may elapse before the adequacy of the Company’s estimates can be determined. With respect to the ceded underwriting loss, the reinsurance recoverable is with highly rated reinsurers and the Company does not foresee any potential credit risks.

3.     Summary of Significant Accounting Policies

      Significant accounting policies followed by the Company are summarized below:

(a) All of the Company’s fixed income securities, which include bonds and notes, redeemable preferred stocks, and equity securities, which include common stocks, are categorized as “available for sale”, and are recorded at their fair value based on quoted market prices. Unrealized appreciation or

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation of the Company’s fixed income and equity securities, net of applicable deferred income taxes, is included in accumulated other comprehensive income. Unrealized losses that are deemed other than temporary are charged to operations. Short-term investments are carried at cost, which approximates fair value.

Realized investment gains or losses are determined on the basis of average cost. Investment income is recorded as earned.

Other invested assets include limited partnerships which are accounted for under the equity method. Other invested assets also include benefit plan trust accounts which are carried at fair value.

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

(d) A purchase price in excess of net assets (“goodwill”), arising from a business combination, is tested for impairment at least annually. Goodwill is not subject to amortization. Unamortized deferred credits related to net assets acquired in excess of purchase price (“negative goodwill”) arising from a prior business combination is written-off as an extraordinary item. (See note 4).

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

The reserves for losses and loss adjustment expenses are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates are based on assumptions related to the ultimate cost to settle such claims. The Company’s reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices and management believes that such reserves are adequate. The inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, there can be no assurance that the ultimate liability will not exceed amounts reserved with a resulting adverse effect on the Company.

(f) Effective June 19, 2001, the date of the offering, the Company, and its United States subsidiaries, filed a consolidated tax return. Prior to the offering, the Company, and its United States subsidiaries, were included in the federal income tax return as part of a consolidated tax group with Fairfax Inc., an affiliate, and its other eligible subsidiaries. The federal income tax provision was allocated to each of the companies in the consolidated group, pursuant to a written agreement, on the basis of each company’s separate return taxable income.

Deferred federal income taxes are provided for temporary differences between the financial statement and tax bases assets and liabilities. Such differences relate principally to deferred acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses.

(g) All derivative instruments are recognized as either assets or liabilities on the balance sheet and measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting.

(h) The Company has identified its operating segments to reflect the way that management monitors and evaluates the Company’s financial performance. The Company operates in three segments: Americas, London Market and EuroAsia. The presentation of segments for the years ended December 31, 2002, 2001 and 2000 is reflected in note 19.

(i) The Company translates the financial statements of its foreign subsidiaries to United States dollars by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average exchange rate for the year. Translation gains or losses are recorded, net of deferred income taxes, as a component of comprehensive income.

(j) Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding, inclusive of those vested and non-vested shares granted under the OdysseyRe Restricted Share Plan and stock options that would be assumed to be exercised on the balance sheet date. Such restricted shares and stock options are not included in the calculation of diluted earnings per share, if the effect would be anti-dilutive.

(k) The Company accounts for its stock options on the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) 25 and related interpretations, as permitted under Statement of Accounting Standard (“SFAS”) 123. Accordingly, no compensation expense has been recognized in the accompanying 2002 consolidated statement of operations with respect to stock options granted under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan. Had compensation expense been charged to earnings in accordance with the fair value method discussed in SFAS 123, the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s net income and net income per share (on a pro forma basis) for the year ended December 31, 2002 would have been as follows (in thousands, except for per share amounts):

Year Ended
December 31,
2002

Net income:
As reported	$208,177
Pro forma	207,894
Net income per common share:
As reported:
Basic	$3.22
Diluted	3.20
Pro forma:
Basic	$3.21
Diluted	3.19

(l) Payments of claims made by the Company as a reinsurer to the broker due to a reinsured company are recorded on the Company’s books as a paid loss at the time the cash is disbursed. The payment is treated as a paid claim to the reinsured. Premiums due the Company from the reinsured are recorded as receivables from the reinsured until the cash is received by the Company either directly from the reinsured or from the broker.

(m) Funds held under reinsurance treaties is an account used to record a liability arising from the Company’s receipt of a deposit from a reinsurer or withholding of a portion of the premiums due as a guarantee that a reinsurer will meet its loss and other obligations. Interest generally accrues on withheld funds in accordance with contract terms.

4.     Business Combinations

      Effective January 1, 2002, the Company adopted SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, which are effective for all fiscal quarters of all fiscal years beginning after December 15, 2001.

      On May 31, 1996, Fairfax acquired all of the common stock of ORC and its wholly owned subsidiaries for $227.9 million. The acquisition was accounted for as a purchase, and on May 31, 1996, ORC had $2,168.9 million of assets and $1,857.4 million of liabilities resulting in negative goodwill of $83.6 million at the date of acquisition. On January 1, 2002, the Company, in accordance with the provisions of SFAS 141 and in conjunction with the adoption of SFAS 142, fully amortized its remaining negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the year ended December 31, 2002. The amortization of negative goodwill during each of the years ended December 31, 2001 and 2000 was $8.3 million and was reflected in other expense (income), net.

      On April 13, 1999, Fairfax acquired all of the common stock of Odyssey America and its wholly owned subsidiaries, UK Holdings and Newline for $646.9 million. This acquisition was accounted for as a purchase. The purchase price has been allocated to assets acquired ($2,640.9 million) and liabilities assumed ($2,019.2 million) based on estimated fair market value at the date of acquisition with the balance of $25.2 million recorded as goodwill. SFAS 142 established new accounting and reporting standards for acquired goodwill. Goodwill is not subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill of $18.3 million, related to the acquisition of Odyssey America, reflected in other assets as of December 31, 2002 and December 31, 2001 has an indefinite life and is not

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impaired; accordingly, the Company has not amortized its goodwill during the year ended December 31, 2002. For the years ended December 31, 2001 and 2000, the Company amortized $2.6 million of goodwill, which was reflected in other expense (income), net.

      On September 10, 2002, OdysseyRe purchased 14 million common shares, which constitutes 56% of the issued and outstanding shares, of First Capital. Fairfax and its affiliates maintain the option to purchase the remaining shares in equal installments over the next two years. On December 23, 2002, OdysseyRe contributed its shares of First Capital to Odyssey America. First Capital is a public limited liability company incorporated under the laws of Singapore. Its principal activity is conducting general insurance business. The purchase price of $17.8 million has been allocated to assets acquired ($48.8 million) less liabilities assumed ($17.8 million) based on estimated fair market value at the date of acquisition with the balance of $0.7 million recognized as goodwill. The 44% minority interest ownership of $13.9 million has been reflected in other liabilities as of December 31, 2002.

      The retroactive effect of the implementation of SFAS Nos. 141 and 142 on net (loss) income and basic and diluted (loss) income per share for the years ended December 31, 2001 and 2000 would be as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2001	December 31, 2000

Reported net (loss) income	$(7,961)	$54,791
Adjustments:
Negative goodwill	(8,348)	(8,348)
Goodwill	2,516	2,516

Adjusted net (loss) income	$(13,793)	$48,959

Reported basic (loss) income per share	$(0.14)	$1.14
Adjustments:
Negative goodwill	(0.15)	(0.17)
Goodwill	0.05	0.05

Adjusted basic (loss) income per share	$(0.24)	$1.02

Reported diluted (loss) income per share	$(0.14)	$1.14
Adjustments:
Negative goodwill	(0.15)	(0.17)
Goodwill	0.05	0.05

Adjusted diluted (loss) income per share	$(0.24)	$1.02

      There is no effect on the Company’s federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Investments

      The composition of the fixed income securities, redeemable preferred stock, unaffiliated common stocks and short-term investments, which are carried at fair value, as of December 31, 2002 follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Fixed income securities:
Bonds
United States government and government agencies and authorities	$1,055,705	$6,211	$5,478	$1,056,438
States, municipalities and political subdivisions	98,500	1,886	110	100,276
Foreign governments	152,624	4,421	44	157,001
Public utilities	292,017	5,988	17,960	280,045
All other corporate	365,912	41,040	8,138	398,814

Total fixed income securities	1,964,758	59,546	31,730	1,992,574

Redeemable preferred stock:
Banks, trusts and insurance companies	13,398	—	704	12,694

Total redeemable preferred stock	13,398	—	704	12,694

Equity securities:
Common stocks
Banks, trusts and insurance companies	100,116	7,723	454	107,385
Industrial, miscellaneous and all other	45,912	4,651	5,388	45,175

Total common stocks, unaffiliated	146,028	12,374	5,842	152,560

Short-term investments:
United States government	96,449	—	—	96,449
All other	92,712	—	—	92,712

Total short-term investments	189,161	—	—	189,161

Total	$2,313,345	$71,920	$38,276	$2,346,989

      The gross unrealized appreciation of $71.9 million and the gross unrealized depreciation of $38.3 million results principally from the current interest rate environment.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The composition of the fixed income securities, unaffiliated common stocks and short-term investments, which are carried at fair value, as of December 31, 2001, follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Fixed income securities:
Bonds
United States government and government agencies and authorities	$1,000,100	$30,445	$11,481	$1,019,064
States, municipalities and political subdivisions	3,293	44	140	3,197
Foreign governments	110,890	1,897	699	112,088
Public utilities	388,154	1,227	13,794	375,587
All other corporate	528,124	14,994	24,296	518,822

Total fixed income securities	2,030,561	48,607	50,410	2,028,758

Equity securities:
Common stocks
Banks, trusts and insurance companies	89,036	10,079	14,631	84,484
Industrial, miscellaneous and all other	17,317	172	1,458	16,031

Total common stocks, unaffiliated	106,353	10,251	16,089	100,515

Short-term investments:
United States government	14,779	—	—	14,779
All other	4,869	—	—	4,869

Total short-term investments	19,648	—	—	19,648

Total	$2,156,562	$58,858	$66,499	$2,148,921

      The fair value of fixed income securities, redeemable preferred stock and equity securities are based on the quoted market prices of the investments as of the close of business on December 31 of the respective years.

      The amortized cost and fair value (both in thousands) of fixed income securities as of December 31, 2002, by maturity, are shown below. Actual maturities may differ from maturities shown below due to the existence of call features or put features. In the case of securities containing call features, the actual maturity will be longer than the call date maturity used below if the issuer elects not to exercise its call feature. Total securities subject to call represent approximately 4% of the total fair value. In the case of securities containing put features, the actual maturity will be longer than the put date maturity used below if the investor elects not to exercise its put feature. Total securities containing the put feature represent approximately 23% of the total fair value.

	Amortized	Fair
	Cost	Value

Due in one year or less	$50,443	$53,111
Due after one year through five years	479,946	500,163
Due after five years through ten years	305,800	311,690
Due after ten years	1,128,569	1,127,610

Total fixed income securities	$1,964,758	$1,992,574

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net investment income for the years ended December 31, 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000

Interest on fixed income securities and preferred stock	$120,905	$123,053	$131,687
Dividends on equity securities	16,295	9,028	4,839
Interest on cash and short-term investments	6,427	12,537	11,530
Other	10,091	1,037	7,416

Gross investment income	153,718	145,655	155,472
Investment expenses	6,610	7,529	7,163
Interest on funds held under reinsurance contracts	24,080	23,526	21,716

Net investment income	$123,028	$114,600	$126,593

      The proceeds from the sales of investments were $2.5 billion, $0.4 billion and $0.8 billion for the years ended December 31, 2002, 2001 and 2000.

      The components of gross and net realized investment gains (losses) for the years ended December 31, 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000

Fixed income securities:
Gains	$156,419	$10,595	$4,799
Losses	15,330	1,208	16,525

Net	141,089	9,387	(11,726)

Preferred stock:
Gains	2,369	—	—
Losses	—	—	—

Net	2,369	—	—

Equity securities:
Gains	5,506	7,317	38,069
Losses	13,470	3,385	724

Net	(7,964)	3,932	37,345

Other securities:
Gains	6,663	20	282
Losses	6,361	26	2,290

Net	302	(6)	(2,008)

Total realized gains (losses):
Gains	170,957	17,932	43,150
Losses	35,161	4,619	19,539

Net	$135,796	$13,313	$23,611

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in gross losses for the years ended December 31, 2002 and 2000 is $13.0 million and $11.4 million, respectively, related to realized losses on the other than temporary write-down of certain fixed income and equity securities.

      Changes in unrealized net appreciation (depreciation) on investments, and the related tax effect, for the years ended December 31, 2002, 2001 and 2000 follows (in thousands):

	2002	2001	2000

Fixed income securities	$29,618	$34,332	$191,950
Redeemable preferred stock	(704)	—	—
Equity securities	12,361	(7,644)	16,113
Other invested assets	1,133	(777)	241

Subtotal	42,408	25,911	208,304
Provision for deferred income taxes	(14,843)	(9,068)	(72,906)

Net change in unrealized net appreciation of investments reflected in stockholders’ equity	$27,565	$16,843	$135,398

      Fixed income securities carried at $259.9 million as of December 31, 2002 were on deposit with various regulatory authorities to comply with insurance laws.

      The Company has purchased Japanese yen forward sale contracts for an amount of 4.4 billion Japanese yen at an average forward rate of 120.3 yen to provide a hedge against investments the Company owns in Japanese yen. The total United States dollar notional value is $35.3 million and the total net discount is $1.7 million. The fair value of the contracts of $(1.6) million as of December 31, 2002 is based on the difference between the actual exchange rate on the date of valuation and the net discounted notional value of the contracts. The Company believes that any fluctuations in its Japanese investments will not have a material effect on the financial statements.

      Common stocks, at equity as of December 31, 2002, include the Company’s investments in TRG Holding Corporation (27.5% owned by Fairfax and its affiliates, including 13.0% owned by the Company), Advent Capital (Holdings) PLC (46.8% owned by Fairfax and its affiliates, including 15.0% owned by the Company) and Hub International Limited (27.9% owned by Fairfax and its affiliates, including 14.2% owned by the Company). Zenith National Insurance Corporation (“Zenith”) (42.0% owned by Fairfax and its affiliates, including 6.5% owned by the Company) is included in common stocks and carried at fair value. Fairfax entered into agreements which eliminates any voting or other direct or indirect control by Fairfax and its affiliates over the operations of Zenith.

6.     Retrocessions

      The Company utilizes retrocessional agreements principally to increase aggregate premium capacity, to reduce and spread the risk of loss on insurance and reinsurance underwritten and to limit its exposure with respect to multiple claims arising from a single occurrence. There is a contingent liability with respect to reinsurance which would become an ultimate liability of the Company in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements inforce. Reinsurance recoverables are recorded as assets, based on the Company’s evaluation of the retrocessionaires’ ability to meet their obligations under the retrocession agreement. Premiums written and earned are stated net

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of reinsurance ceded in the consolidated statements of operations. Direct, assumed, ceded and net amounts (in thousands and inclusive of amounts in note 7) for these items follows:

	2002

	Primary	Assumed	Ceded	Net

Premiums written	$296,855	$1,597,675	$263,285	$1,631,245
Premiums earned	171,602	1,469,176	208,136	1,432,642

	2001

	Primary	Assumed	Ceded	Net

Premiums written	$110,426	$1,043,180	$168,956	$984,650
Premiums earned	99,377	971,791	170,631	900,537

	2000

	Primary	Assumed	Ceded	Net

Premiums written	$78,223	$783,943	$160,832	$701,334
Premiums earned	64,744	771,409	154,322	681,831

      The Company has established a reserve for potentially uncollectible reinsurance recoverables. The reserve is based upon an evaluation of each retrocessionaire and estimates related to collectibility of individual balances. The reserve as of December 31, 2002 and 2001 was $31.1 million, and has been netted against reinsurance recoverable on loss payments. The Company has also established a reserve for potentially uncollectible assumed reinsurance balances of $5.8 million as of December 31, 2002 and 2001, which has been netted against reinsurance balances receivable.

      The Company markets its reinsurance products worldwide primarily through reinsurance brokers as well as directly to its customers. The Company’s five largest reinsurance brokerage firms accounted for an aggregate of approximately 45%, 55% and 64% of gross premiums written for the years ended December 31, 2002, 2001, and 2000, respectively, in the Americas division. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

      ORC is the beneficiary of a stop loss reinsurance agreement with ORC Re Ltd., a wholly owned subsidiary of Fairfax (the “1995 Stop Loss Agreement”). Pursuant to the agreement, ORC ceded premium of $60.5 million for an aggregate limit of $175.0 million in excess of its December 31, 1995 reserves for unpaid losses and allocated loss adjustment expenses and potentially uncollectible reinsurance recoverables. Ceded losses and loss adjustment expenses incurred for the years ended December 31, 2002, 2001 and 2000 of $17.5 million, $19.0 million and $16.0 million, respectively, related to the stop loss agreement are included in the accompanying statements of operations and note 7. Reinsurance recoverable on paid and unpaid losses related to this agreement of $122.5 million and $105.0 million as of December 31, 2002 and 2001, respectively, are reflected in the accompanying balance sheets and is secured by letters of credit or cash.

      Odyssey America has purchased whole account stop loss retrocessional protection related to its 1994 and 1996 through 2002 results. The contracts provide loss recovery in excess of a contractual ratio of incurred losses and acquisition costs as a percentage of earned premiums.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Related Party Transactions

      The Company and its subsidiaries have entered into various reinsurance arrangements with their affiliates. The approximate amounts included in (deducted from) income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded follows (in thousands):

	2002	2001	2000

Assumed:
Premiums written	$127,535	$38,018	$19,223
Premiums earned	106,972	32,740	23,682
Losses and loss adjustment expenses	47,989	30,430	(8,202)
Acquisition costs	34,359	7,042	7,082
Reinsurance payable on loss payments	7,762	6,108	9,821
Reinsurance balances receivable	11,997	6,728	1,043
Unpaid losses and loss adjustment expenses	183,562	178,311	201,164
Unearned premiums	33,233	12,670	7,392

Ceded:
Premiums written	37,034	11,517	5,786
Premiums earned	32,497	10,570	10,584
Losses and loss adjustment expenses	29,296	42,201	24,323
Acquisition costs	4,193	1,937	1,447
Ceded reinsurance balances payable	5,517	4,688	1,051
Reinsurance recoverable on loss payments	1,679	2,088	2,672
Reinsurance recoverable on unpaid losses	159,740	137,402	100,283
Prepaid reinsurance premiums	5,608	1,071	124

      Investment management agreements have been entered into between the Company and its subsidiaries and Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly owned subsidiary of Fairfax. Pursuant to the agreements, basic and incentive fees, based upon total invested assets, are paid to Hamblin Watsa. For the years ended December 31, 2002, 2001 and 2000, $3.3 million, $3.6 million and $2.3 million, respectively, of such fees are included in the consolidated statements of operations.

      The Company paid administrative fees to Fairfax for services provided to the Company. For the years ended December 31, 2002, 2001 and 2000, $3.0 million, $2.3 million and $2.8 million, respectively, of administration fees were incurred.

      Current federal and foreign income taxes were recoverable from Fairfax Inc. of $7.0 million as of December 31, 2001 (See note 12).

      In addition to the amounts in the consolidated balance sheets are amounts receivable related to expense sharing arrangements with affiliates of $0.7 million and $4.7 million as of December 31, 2002 and 2001, respectively, and payable to affiliates of $5.3 million and $4.3 million as of December 31, 2002 and 2001, respectively.

      In addition to the amounts in the table above, the Company has a receivable from ORC Re Ltd. of $28.5 million and $64.8 million as of December 31, 2002 and 2001, respectively, which represents transactions for certain reinsurance agreements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

8.     Accumulated Other Comprehensive Income (Loss)

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the years ending December 31, 2002 and 2001 (in thousands):

	2002	2001

Beginning balance of accumulated other comprehensive loss	$(12,985)	$(17,990)

Beginning balance of foreign currency translation adjustments	(9,358)	2,480
Ending balance of foreign currency translation adjustments	(2,202)	(9,358)

Current period change in foreign currency translation adjustments	7,156	(11,838)

Beginning balance of unrealized net losses on securities	(3,627)	(20,470)
Ending balance of unrealized net income (loss) on securities	23,938	(3,627)

Current period change in unrealized net gains on securities	27,565	16,843

Current period change in accumulated other comprehensive income	34,721	5,005

Ending balance of accumulated other comprehensive income (loss)	$21,736	$(12,985)

      The components of comprehensive income for the years ending December 31, 2002, 2001 and 2000 are shown in the following table (in thousands):

	2002	2001	2000

Net income (loss)	$208,177	$(7,961)	$54,791

Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	11,009	(18,212)	(152)
Unrealized gains on securities arising during the period	62,687	32,636	127,242
Less: reclassification adjustment for realized (losses) gains included in net income (loss)	(20,279)	(6,724)	81,062

Other comprehensive income, before tax	53,417	7,700	208,152

Tax (expense) benefit from foreign currency translation	(3,853)	6,374	632
Tax expense from unrealized gains arising during the period	(21,941)	(11,423)	(44,534)
Tax benefit (expense) from realized gains (losses) included in net income (loss)	7,098	2,354	(28,372)

Total tax expense	(18,696)	(2,695)	(72,274)

Other comprehensive income, net of tax	34,721	5,005	135,878

Comprehensive income (loss)	$242,898	$(2,956)	$190,669

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Earnings Per Share

      Net income (loss) for the years ended December 31, 2002, 2001 and 2000 per common share has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	2002	2001	2000

Income (loss) before cumulative effect of a change in accounting principle	$171,315	$(7,961)	$54,791
Cumulative effect of a change in accounting principle	36,862	—	—

Net income (loss)	$208,177	$(7,961)	$54,791

Weighted average common shares outstanding — basic	64,744,067	57,018,497	48,000,000
Effect of dilutive shares	385,659	—	—

Weighted average common shares outstanding — dilutive	65,129,726	57,018,497	48,000,000

Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$2.65	$(0.14)	$1.14
Cumulative effect of a change in accounting principle	0.57	—	—

Basic earnings (loss) per common share	$3.22	$(0.14)	$1.14

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$2.63	$(0.14)	$1.14
Cumulative effect of a change in accounting principle	0.57	—	—

Diluted earnings (loss) per common share	$3.20	$(0.14)	$1.14

      The 2002 diluted earnings per common share assumes that the Company’s stock options granted under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan would not be exercised as of December 31, 2002 and does not reflect the conversion of the Company’s convertible debentures to common shares of the Company because, under the terms of the indenture under which the convertible debentures were issued, the convertible debentures were not convertible as of December 31, 2002.

      Inclusion of the unvested portion of the restricted common stock granted under the Odyssey Re Holdings Corp. Restricted Share Plan would have an anti-dilutive effect on the 2001 diluted earnings per share (i.e., the diluted earnings per share would be greater than the basic earnings per share); accordingly, such shares were excluded from the calculation of the 2001 diluted earnings per share.

10.     Employee Benefits

      The Company maintains a qualified, non-contributory, defined benefit pension plan (the Plan) covering substantially all employees who have reached age twenty-one and who have completed one year of service. Employer contributions to the Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

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

      The following tables set forth the Plan’s funded status and amounts recognized in the Company’s consolidated financial statements as of December 31, 2002 and 2001.

      The following table summarizes the status of the Plan (in thousands):

	2002	2001

Change in projected benefit obligation:
Benefit obligation at beginning of year	$23,924	$19,968
Service cost	1,328	1,117
Interest cost	1,652	1,524
Actuarial loss	3,286	2,258
Benefits paid	(679)	(1,540)
Other	26	597

Benefit obligation at end of year	$29,537	$23,924

Change in Plan assets:
Fair value of Plan assets at beginning of year	$22,724	$20,892
Actual return on Plan assets	1,756	3,372
Actual contributions during the year	1,500	—
Benefits paid	(679)	(1,540)

Fair value of Plan assets at end of year	$25,301	$22,724

Unfunded status	$(4,236)	$(1,199)
Unrecognized prior service cost	136	116
Unrecognized net gain	(3,367)	(6,974)

Accrued pension cost	$(7,467)	$(8,057)

Weighted average discount rate	6.50%	7.00%
Rate of increase of future compensation levels	5.73%	5.73%
Expected long term rate of return on Plan assets	6.50%	7.00%

      Net periodic pension cost included the following components (in thousands):

	2002	2001	2000

Service cost	$1,328	$1,117	$1,090
Interest cost	1,652	1,524	1,690
Return on assets	(1,621)	(1,596)	(1,479)
Net amortization and deferral	(449)	(644)	(168)

Net pension cost	$910	$401	$1,133

      The Company also maintains non-qualified excess benefit plans that provide officers and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following tables set forth the amounts recognized in the Company’s consolidated financial statements as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Change in projected benefit obligation:
Benefit obligation at beginning of year	$10,221	$8,178
Service cost	450	331
Interest cost	637	664
Actuarial loss	310	1,640
Benefits paid	(610)	(592)
Other	(597)	—

Benefit obligation at end of year	$10,411	$10,221

Change in plan assets:
Fair value of plan assets at beginning of year	$78	$74
Actual contributions during the year	613	596
Benefits paid	(610)	(592)

Fair value of plan assets at end of year	$81	$78

Unfunded status	$(10,330)	$(10,142)
Unrecognized transition obligation	2,759	2,503
Unrecognized net (gain) loss	(280)	348

Accrued pension cost	$(7,851)	$(7,291)

Weighted average discount rate	6.50%	7.00%

      Net periodic pension cost included the following components (in thousands):

	2002	2001	2000

Service cost	$450	$331	$307
Interest cost	637	664	573
Recognized net actuarial loss	55	68	72
Recognized prior service cost	(37)	—	—
Other	68	69	55

Net pension cost	$1,173	$1,132	$1,007

      The Company established a trust fund, included in other invested assets, in the amount of $5.9 million and $5.4 million as of December 31, 2002 and 2001, respectively, related to the non-qualified plans.

      The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year, the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by a third party, which has contracted to provide benefits under the plan. No contributions were made in 2002 and 2001.

      The Company also maintains a deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 10% of annual compensation on a pre-tax basis. The Company contributes an amount equal to two-thirds of each employee’s pre-tax contribution up

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the first 6% of pay. The maximum matching contribution is 4% of pay with certain government mandated restrictions on contributions to highly compensated employees. The Company contributed $1.5 million, $0.8 million and $0.8 million to this plan in 2002, 2001 and 2000, respectively.

      The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The following tables set forth the amounts recognized in the Company’s consolidated financial statements as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Change in projected benefit obligation:
Benefit obligation at beginning of year	$4,573	$4,407
Service cost	370	310
Interest cost	325	290
Actuarial loss (gain)	386	(279)
Benefits paid	(177)	(163)
Other	8	8

Benefit obligation at end of year	$5,485	$4,573

Unfunded status	$(5,485)	$(4,573)
Unrecognized prior service cost	179	304
Unrecognized net gain	(2,061)	(2,589)

Accrued benefit cost	$(7,367)	$(6,858)

Weighted average discount rate	6.75%	7.25%
Rate of increase of future compensation levels	6.00%	6.00%

      Net periodic cost included the following components (in thousands):

	2002	2001	2000

Service cost	$370	$310	$342
Interest cost	325	290	300
Net amortization and deferral	(17)	(55)	(12)

Net cost	$678	$545	$630

      The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9% in 2002 and decreasing to 5% in 2010 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $0.8 million for 2002 and the service and interest cost components of net periodic postretirement benefit costs by $0.1 million for 2002. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit cost for 2002 by $0.6 million and $0.1 million, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stock Based Compensation Plans

      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million shares of the Company’s common stock may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted become exercisable on each annual anniversary of the grant in each of the four years following the grant and expire 10 years from the date of grant, and shall be exercisable at the grant price. As of December 31, 2002, 446,750 stock options have been granted under the 2002 Plan at a price of $18 per share. As of December 31, 2002, there were 1,053,250 remaining stock options available to be granted.

      A summary of the combined status of the 2002 Plan and changes during the year ended December 31, 2002 is presented below:

	2002

		Weighted
	Number	Average
	of Shares	Exercise Price

Outstanding, beginning of year	—	$—
Granted	455,250	18.00
Exercised	—	—
Forfeited	(8,500)	18.00

Outstanding, end of year	446,750	$18.00

Exercisable, end of year	—	$—

Weighted average fair value of options granted during the year		$18.00

      The weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes Price Model with the following weighted average assumptions used for grants: expected volatility of 30.0%; risk-free interest rates ranging from 2.7% to 5.1%; annual dividend yield of 0.6%; and expected lives of five years for each grant.

      During 2001, the Company adopted the Odyssey Re Holdings Corp. Restricted Share Plan which provides for the grant of restricted shares to directors and key employees of the Company. Shares granted under this plan generally vest in two equal installments beginning on the fifth and tenth anniversary of the date of grant. As of December 31, 2002, 552,885 shares of restricted stock were granted to key employees. At the time of grant, the market value of the shares awarded under this plan is recorded as unearned compensation and is presented as a separate component of stockholders’ equity. The unearned compensation is charged to operations over the vesting period. The amount of compensation expense incurred for the years ended December 31, 2002 and 2001, in respect to the above grant, was approximately $1.1 million and $2.0 million, respectively.

      During 2001, the Company adopted the Odyssey Re Holdings Corp. Stock Option Plan which provides for the grant of stock options to directors and key employees of the Company. Under the plan, such options will generally vest and become exercisable in two equal installments beginning on the fifth and tenth anniversary of the date of grant. As of December 31, 2002, 56,531 options were issued with an exercise price of zero. The Company has reflected $0.4 million of expense for the year ended December 31, 2002, which represents the vested portion of the stock options.

      Certain employees of the Company have been granted shares of restricted common stock under the Fairfax Financial Holdings Ltd. Restricted Share Plan. The Fairfax restricted stock, which was granted from

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1996 to 2000, vests over a three to ten year period. The Company has reflected $0.3 million and $1.7 million of expense for the years ended December 31, 2002 and 2001, which represents the vested portion of the restricted stock. The Company no longer participates in this plan.

12.     Federal and Foreign Income Taxes

      As a result of the initial public offering, the Company and its subsidiaries file a consolidated tax return. Prior to the offering, Odyssey America and its United States subsidiaries were part of the Fairfax Inc. United States consolidated tax return. For financial statement purposes, taxes are computed for the Company on a separate company basis. Accordingly, for financial statement purposes, net operating loss carryovers and alternative minimum tax (“AMT”) credit carryovers are also determined and maintained on a separate company basis. Deconsolidation from the Fairfax Inc. United States consolidated tax group occurred upon completion of the offering, as the interest of Fairfax Inc. in the Company dropped below 80% (see note 22). As of December 31, 2001, the Company had a net operating loss carryforward of $186.3 million, which was fully utilized during 2002.

      Pre-tax operating income, before cumulative effect of a change in accounting principle from domestic companies, was $252.9 million, $25.0 million and $98.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Pre-tax operating income (loss) from foreign operations was $5.2 million, ($40.6) million and ($18.2) million for the years ended December 31, 2002, 2001 and 2000, respectively.

      During 2002, the Company reflected a current tax expense related to taxable income reduced by the utilization of the net operating loss carryforward. During 2001 and 2000, the Company has reflected a current tax expense related to taxable income for the period prior to the offering.

      The components of the federal and foreign income tax provision (benefit) follow (in thousands):

	2002	2001	2000

Current:
United States	$6,593	$5,523	$22,587
Foreign	—	—	—

Total current income tax provision	6,593	5,523	22,587

Deferred:
United States	80,158	(13,181)	3,208
Foreign	—	—	—

Total deferred income tax provision (benefit)	80,158	(13,181)	3,208

Total federal and foreign income tax provision (benefit)	$86,751	$(7,658)	$25,795

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of deferred federal and foreign income tax assets and liabilities follow (in thousands):

	2002	2001

Unpaid losses and loss adjustment expenses	$90,483	$92,078
Unearned premiums	29,798	18,214
Reserve for potentially uncollectible balances	12,465	12,465
Pension and benefit accruals	6,776	6,907
Net operating loss carryforward	—	65,190
Other	30,775	40,172

Total deferred tax assets	170,297	235,026

Deferred acquisition costs	45,112	27,846
Other	5,167	9,717

Total deferred tax liabilities	50,279	37,563

Net deferred tax assets	120,018	197,463
Deferred tax (expense) benefit on accumulated other comprehensive income (loss)	(11,704)	6,992

Deferred federal and foreign income tax asset	$108,314	$204,455

      Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

      The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) (in thousands):

	2002		2001		2000

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Pre-tax operating income (loss) before cumulative effect of a change in accounting principle	$258,066		$(15,619)		$80,586

Income taxes computed on pre-tax operating income	$90,323	35.0%	$(5,467)	35.0%	$28,206	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(1,923)	(0.8)	(342)	2.2	(792)	(1.0)
Amortization of purchase price	—	—	(2,041)	13.1	(2,041)	(2.5)
Other, net	(1,649)	(0.6)	192	(1.2)	422	0.5

Total federal and foreign income tax provision (benefit)	$86,751	33.6%	$(7,658)	49.1%	$25,795	32.0%

      The Company recovered federal and foreign income taxes of $4.3 million, $4.6 million and $9.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has a current tax payable

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $1.3 million as of December 31, 2002, which is reflected in other liabilities, and a current tax recoverable of $12.1 million as of December 31, 2001, which is reflected in other assets.

      During 2000, the Company sold fixed income securities with a discounted tax basis. Such sale resulted in a tax liability of $45.9 million payable to Fairfax. This tax liability was forgiven by Fairfax and has been reflected as a capital contribution in 2000.

13.     Commitments and Contingencies

      The Company and its subsidiaries lease office space and furniture and equipment under long-term leases expiring through the year 2010. Minimum annual rentals follow (in thousands):

2003	$5,955
2004	5,877
2005	5,749
2006	5,462
2007	3,959
2008 and thereafter	3,137

Total	$30,139

      The amounts above are reduced by an aggregate minimum rental recovery of $2.0 million resulting from the sublease of space to other companies.

      Rental expense, before sublease income, under these operating leases were $7.8 million, $7.8 million and $9.2 million in 2002, 2001 and 2000, respectively. The Company recovered $1.9 million, $2.8 million and $4.0 million in 2002, 2001 and 2000, respectively, from subleases.

      ORC has agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to its policies where required. The agreement applies to endorsements issued from July 1, 1999 to the termination of the agreement. The agreement will terminate upon Ranger receiving an A.M. Best rating of A- or better, Ranger ceasing to be under the control of Fairfax, or either party giving the other party 30 days notice. Following termination of the agreement, ORC will remain liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. While ORC’s potential exposure in connection with these endorsements is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify ORC for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and ORC does not anticipate making any payments under this guarantee that would require ORC to utilize the indemnification from Fairfax.

      Odyssey America has agreed, as of July 14, 2000, to guarantee the performance of all of the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR becomes insolvent and CTR is not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. This guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America. While Odyssey America’s potential exposure in connection with this guarantee is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for all obligations under this guarantee.

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Newline has established a clean irrevocable letter of credit and a trust account in favor of the Society and Council of Lloyd’s. As of December 31, 2002, the letter of credit was valued at £69.5 million ($111.9 million) and was collateralized by $136.0 million of the Company’s

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment securities at statement value. As of December 31, 2002, the trust account was valued at £31.2 million ($48.8 million). The letter of credit and the trust account effectively secures the future contingent obligations of UK Holdings should Newline, the Lloyd’s underwriting syndicate in which the Company participates, incur net losses. The Company’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit and the trust account.

      Odyssey America has agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. While Odyssey America’s potential exposure in connection with this agreement is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the subject business on a quarterly basis. During 2002, Falcon has paid $0.4 million to Odyssey America related to this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee that will require Odyssey America to utilize the indemnification from Fairfax.

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

      In December 2002, Odyssey America and a retrocessionaire each demanded arbitration to resolve a dispute arising from an excess of loss retrocessional contract, effective January 1, 1998, pursuant to which the retrocessionaire reinsured Odyssey America for 50% of certain accident and health exposures assumed by Odyssey America from a third-party insurer. The dispute arose in October 2002 when the retrocessionaire asserted that the third-party insurer violated the reinsurance agreement with Odyssey America such that no further payments under the agreement should be made. Odyssey America is continuing to make payments to the third-party insurer on submitted claims pursuant to the reinsurance agreement, subject to a full reservation of rights.

      At arbitration, Odyssey America is seeking enforcement of the retrocessional contract and the retrocessionaire is seeking recission of the same contract, alleging that Odyssey America’s refusal to assert defenses under the reinsurance agreement with the third-party insurer constitutes a breach of the duty of good faith to the retrocessionaire. In accordance with the retrocessional contract’s arbitration provisions, as of this date, the parties have appointed arbitrators, but no umpire has been appointed and, therefore, the arbitration panel has not yet been duly constituted.

      Odyssey America intends to vigorously pursue the arbitration, and, to that end, has engaged the services of outside counsel. Odyssey America believes that it has a strong case against the retrocessionaire for full reinsurance coverage in accordance with the retrocessional contract. Nevertheless, at this early stage of the proceedings it is not possible to make any determination regarding the potential arbitration outcome, or the magnitude of any possible liability in the event of a determination adverse to Odyssey America.

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

14.     Dividend Restrictions, Statutory Information and Capital

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

      Odyssey America paid dividends of $18.0 million during 2002 and did not pay any dividends during 2001. The maximum amount of dividends which Odyssey America may pay to the Company in 2003 without prior approval is $134.6 million. On December 23, 2002, OdysseyRe contributed First Capital to Odyssey America. The amount of the capital contribution was $17.8 million.

      The following is the consolidated statutory basis net income (loss) and policyholders’ surplus of Odyssey America and its subsidiaries, for the years ended and as of December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Net income (loss)	$173,960	$(22,400)	$95,026
Policyholders’ surplus	$990,469	$819,537	$853,008

      The National Association of Insurance Commissioners (“NAIC”) adopted the Codification of Statutory Accounting Principles (“the Codification”) guidance as the NAIC’s primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting had been silent and changed statutory accounting in some areas. The Connecticut (Odyssey America) and Delaware (ORC and Hudson) Insurance Departments have adopted the Codification guidance, effective January 1, 2001.

      The statutory provision for potentially uncollectible reinsurance recoverables due from unauthorized companies is reduced to the extent collateral is held by ORC or Hudson. Pursuant to indemnification agreements between the Company and ORC and the Company and Hudson, OdysseyRe provides letters of credit (LOC) and/or cash in respect of uncollateralized balances due from unauthorized reinsurers. The use of such collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware.

      As of December 31, 2002 and 2001, $7.3 million of funds held under reinsurance contracts related to cash collateral has been provided in regard to the above mentioned indemnification agreements. The Company has also provided a $20.5 million LOC to ORC and a $0.5 million LOC to Hudson as of December 31, 2002, of which approximately $20.7 million has been used as collateral in regard to the indemnification agreements. The indemnification agreements do not affect the reinsurance recoverable balances as reported in the accompanying consolidated financial statements.

15.     Financial Guarantee Reinsurance

      The Company’s assumed financial guarantee reinsurance exposure to loss, in the event of nonperformance by the underlying insured and assuming underlying collateral proved to be of no value, was $107.0 million and $138.0 million as of December 31, 2002 and 2001, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guarantee reinsurance.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, such reinsurance inforce had a remaining maturity term of 1 to 33 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type and unearned premiums, for 2002 and 2001 as follows (in millions):

	2002	2001

Municipal obligations:
General obligation bonds	$34	$54
Special revenue bonds	61	71
Industrial development bonds	4	4
Corporate obligations	8	9

Total	$107	$138

Unearned premiums	$0.9	$0.8

      The Company has not been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in millions):

2002
State	Debt Service

Florida	$17.3
Illinois	9.7
New York	7.6
Kentucky	7.1
Texas	6.8
Arizona	5.3
California	5.3

Subtotal	59.1
States less than $5 million exposure per state	36.3
Geographic information not available	11.6

Total	$107.0

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Gross unpaid losses and loss adjustment expenses, beginning of year	$2,720,220	$2,566,396	$2,569,895
Less ceded unpaid losses and loss adjustment expenses, beginning of year	1,045,791	899,629	738,368

Net unpaid losses and loss adjustment expenses, beginning of year	1,674,429	1,666,767	1,831,527

Acquisition of net unpaid
losses and loss adjustment expenses	9,151	—	—

Losses and loss adjustment expenses incurred related to:
Current year	921,222	702,658	487,526
Prior years	65,973	23,109	15,938

Total losses and loss adjustment expenses incurred	987,195	725,767	503,464

Paid losses and loss adjustment expenses related to:
Current year	215,073	121,471	58,706
Prior years	616,179	596,211	608,376

Total paid losses and loss adjustment expenses	831,252	717,682	667,082

Effects of exchange rate changes	5,050	(423)	(1,142)

Net unpaid losses and loss adjustment expenses, end of year	1,844,573	1,674,429	1,666,767
Add ceded unpaid losses and loss adjustment expenses, end of year	1,026,979	1,045,791	899,629

Gross unpaid losses and loss adjustment expenses, end of year	$2,871,552	$2,720,220	$2,566,396

      The prior years’ changes in loss estimates recognized in calendar years 2002, 2001 and 2000 on prior years’ estimates are $66.0 million, $23.1 million, and $15.9 million, respectively. Higher loss estimates on United States casualty program business for accident years 1997 through 2000 are principally causing the increase on prior years loss estimates in calendar years 2002, 2001 and 2000.

      The Company uses tabular reserving for workers’ compensation indemnity reserves and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 1979 — 1981. Reserves reported at present value were approximately $73.5 million and $70.6 million as of December 31, 2002 and 2001, respectively. The amount of case reserve discount was $37.7 million and $43.9 million as of December 31, 2002 and 2001, respectively. The amount of incurred but not reported reserve discount was $23.7 million and $13.2 million as of December 31, 2002 and 2001, respectively.

17.     Asbestos and Environmental Losses and Loss Adjustment Expenses

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below is from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the years ended December 31, 2002, 2001 and 2000 is set forth in the table below (in thousands):

	2002	2001	2000

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$193,753	$205,633	$118,242
Less ceded unpaid losses and loss adjustment expenses, beginning of year	164,269	176,149	88,758

Net unpaid losses and loss adjustment expenses, beginning of year	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—	—
Net paid losses and loss adjustment expenses	—	—	—

Net unpaid losses and loss adjustment expenses, end of year	29,484	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of year	160,236	164,269	176,149

Gross unpaid losses and loss adjustment expenses, end of year	$189,720	$193,753	$205,633

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$55,529	$53,439	$44,594
Less ceded unpaid losses and loss adjustment expenses, beginning of year	23,392	21,302	12,457

Net unpaid losses and loss adjustment expenses, beginning of year	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—	—
Net paid losses and loss adjustment expenses	—	—	—

Net unpaid losses and loss adjustment expenses, end of year	32,137	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of year	13,575	23,392	21,302

Gross unpaid losses and loss adjustment expenses, end of year	$45,712	$55,529	$53,439

      Our survival ratio for environmental and asbestos related liabilities as of December 31, 2002 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is eight years and for asbestos related liabilities is twelve years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on December 31, 2002, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last four years. Our survival ratio is eight years, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 28, 2002.

18.     Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2002	2001

Convertible Debt	$110,000	$—
Senior notes	96,340	100,000
Term notes	—	50,000
Credit agreement	—	50,000

Total	$206,340	$200,000

      In June 2002, OdysseyRe issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require OdysseyRe to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances, each Convertible Debt holder can convert its Convertible Debt, in accordance with the terms of the indenture under which the Convertible Debt was issued, into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt. The Convertible Debt is reflected on OdysseyRe’s balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In connection with the acquisition of Odyssey America and its subsidiaries, OdysseyRe issued a $200.0 million term note to a subsidiary of Fairfax, which was due between 2002 and 2004. The term note accrued interest using the three-month London Interbank Offered Rate (LIBOR) plus 225 basis points, payable quarterly. This debt has been fully extinguished by the proceeds from the senior notes, credit agreement and Convertible Debt described herein.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at OdysseyRe’s option. Immediately following the issuance of the senior notes, OdysseyRe entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of LIBOR plus 263 basis points, which was 4.1% as of December 31, 2002. The proceeds from the sale of the senior notes was used to prepay part of the principal amount outstanding under the $200.0 million term note. On June 26, 2002, OdysseyRe prepaid $10.0 million aggregate principal amount of senior notes. As of December 31, 2002, the aggregate principal amount of senior notes outstanding was $90.0 million and the senior notes have been reflected on the Company’s balance sheet at fair value of $96.3 million. The offsetting fair value adjustment to the swap transaction of $6.3 million has been reflected in other liabilities.

      In December 2001, OdysseyRe entered into a credit agreement with Bank of America N.A. and J.P. Morgan Chase Bank. The amount of borrowing available under the credit agreement was $50.0 million, payable on January 31, 2002, plus accrued interest. The credit agreement was a thirty day agreement. In accordance with the agreement terms, on January 31, 2002, it was converted to a three year obligation with the principal due in 2005 and interest payable at a rate based upon either the rate designated by Bank of America

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

N.A. as its prime rate or a rate of 250 basis points over the applicable LIBOR. On June 18, 2002, this obligation was fully extinguished by proceeds from the issuance of the Convertible Debt.

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Year	Amount

2006	$90,000
2022	110,000

Total	$200,000

      OdysseyRe’s debt obligations are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of December 31, 2002, the Company was in compliance with all debt covenants.

19.     Segment Reporting

      The Company’s business is managed through three distinct divisions, Americas, London Market and EuroAsia, which are established principally based on geographic regions. Effective January 1, 2002, business underwritten by UK Holdings, which owns and manages Newline (previously the Newline division), and business underwritten for underwriting years 2001 and subsequent by Odyssey America’s London branch office, which was previously reflected as part of the EuroAsia division, have been integrated into the London Market division. For comparative purposes, the segment information presented below for the years ended December 31, 2002 and 2001 has been restated to reflect the London branch business in the London Market division. The London branch business for underwriting years 2000 and prior is included in the Americas division. Each division provides customized treaty, facultative and program reinsurance through professional reinsurance brokerage firms. The Americas division is comprised of the Company’s United States operations and its Canadian and Latin America branch offices. The United States operations write primarily treaty property, general casualty, specialty casualty, and facultative casualty reinsurance business, and write primary insurance business through Hudson. The Canadian branch mainly writes property treaty business, while the Latin American branch writes both treaty and facultative property business. The Company’s London Market division primarily writes property, marine and aerospace reinsurance business as well as casualty and financial lines primary insurance. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative reinsurance property business.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The financial results of these divisions for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

Year ended December 31, 2002	Americas	London Market	EuroAsia	Total

Gross premiums written	$1,320,627	$315,257	$258,646	$1,894,530

Net premiums written	$1,138,135	$243,460	$249,650	$1,631,245

Net premiums earned	$1,023,300	$187,811	$221,531	$1,432,642

Losses and loss adjustment expenses	698,001	127,265	161,929	987,195
Acquisition costs and other underwriting expenses	317,615	55,736	59,180	432,531

Total underwriting deductions	1,015,616	183,001	221,109	1,419,726

Underwriting income	$7,684	$4,810	$422	12,916

Net investment income				123,028
Net realized investment gains				135,796
Other expense, net				(4,985)
Interest expense				(8,689)

Income before income taxes and cumulative effect of a change in accounting principle				$258,066

Underwriting ratios:
Losses and loss adjustment expenses	68.2%	67.8%	73.1%	68.9%
Acquisition costs and other underwriting expenses	31.0	29.7	26.7	30.2

Combined ratio	99.2%	97.5%	99.8%	99.1%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended December 31, 2001	Americas	London Market	EuroAsia	Total

Gross premiums written	$841,180	$165,913	$146,513	$1,153,606

Net premiums written	$718,935	$129,571	$136,144	$984,650

Net premiums earned	$682,107	$118,216	$100,214	$900,537

Losses and loss adjustment expenses	542,950	100,178	82,639	725,767
Acquisition costs and other underwriting expenses	235,324	44,434	33,361	313,119

Total underwriting deductions	778,274	144,612	116,000	1,038,886

Underwriting loss	$(96,167)	$(26,396)	$(15,786)	(138,349)

Net investment income				114,600
Net realized investment gains				13,313
Other income, net				755
Interest expense				(5,938)

Loss before income taxes				$(15,619)

Underwriting ratios:
Losses and loss adjustment expenses	79.6%	84.7%	82.5%	80.6%
Acquisition costs and other underwriting expenses	34.5	37.6	33.3	34.8

Combined ratio	114.1%	122.3%	115.8%	115.4%

Year ended December 31, 2000	Americas	London Market	EuroAsia	Total

Gross premiums written	$753,937	$107,790	$439	$862,166

Net premiums written	$608,812	$92,083	$439	$701,334

Net premiums earned	$606,740	$74,704	$387	$681,831

Losses and loss adjustment expenses	440,626	62,561	277	503,464
Acquisition costs and other underwriting expenses	219,138	30,335	2,351	251,824

Total underwriting deductions	659,764	92,896	2,628	755,288

Underwriting loss	$(53,024)	$(18,192)	$(2,241)	(73,457)

Net investment income				126,593
Net realized investment gains				23,611
Other income, net				3,839

Income before income taxes				$80,586

Underwriting ratios:
Losses and loss adjustment expenses	72.6%	83.7%	71.6%	73.9%
Acquisition costs and other underwriting expenses	36.1	40.6	607.5	36.9

Combined ratio	108.7%	124.3%	679.1%	110.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Major Unit/Division

	Years Ended December 31,

	2002	2001	2000

United States	$1,155,750	$728,129	$616,569
Latin America	116,834	72,305	40,636
Canada	40,770	16,340	13,892
London Branch	7,273	24,406	82,840

Subtotal Americas	1,320,627	841,180	753,937
London Market	315,257	165,913	107,790
EuroAsia	258,646	146,513	439

Total	$1,894,530	$1,153,606	$862,166

Gross Premiums Written by Type of Business/ Business Unit

	Years Ended December 31,

	2002	2001	2000

Property excess of loss	$105,453	$85,982	$69,482
Property proportional	220,464	153,129	102,316
Casualty excess of loss	227,299	174,609	195,615
Casualty proportional	401,926	279,724	247,338
Miscellaneous lines	51,512	22,681	51,402
Facultative reinsurance	145,407	68,241	59,317
Primary insurance (Hudson)	168,566	56,814	28,467

Subtotal Americas	1,320,627	841,180	753,937

North American casualty	12,304	39,437	39,688
Marine and aerospace	49,065	18,177	4,551
International casualty	34,677	19,700	4,832
Discontinued lines	(1,596)	682	21,947
Financial lines	163,662	53,932	36,772
Property lines	57,145	33,985	—

Subtotal London Market	315,257	165,913	107,790

EuroAsia	258,646	146,513	439

Total	$1,894,530	$1,153,606	$862,166

      The Company does not maintain separate balance sheet data for each of its operating segments. The business written and the experience for the Americas division includes the activities of its United States, Latin American and Canadian branch offices. The London branch business for underwriting years 2000 and prior is included in the Americas division. The London Market division is the business written and experience of the Company’s Lloyd’s Syndicate, and includes the business written by the London branch for underwriting year 2001 and subsequent business. The EuroAsia division was formed in mid-2000 and includes business written from its Paris and Singapore branches. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Quarterly Financial Information (Unaudited)

      A summary of selected quarterly financial information follows (in thousands, except per share amounts):

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	Year

Gross premiums written	$403,753	$428,174	$499,721	$562,882	$1,894,530
Net premiums written	362,821	370,872	420,034	477,518	1,631,245
Net premiums earned	283,315	351,859	360,538	436,930	1,432,642
Net investment income	28,203	30,025	32,258	32,542	123,028
Realized gains	737	18,213	104,562	12,284	135,796
Other expense, net	(726)	(927)	(1,022)	(2,310)	(4,985)
Income before income taxes and cumulative effect of a change in accounting principle	29,556	49,259	134,086	45,165	258,066
Net income	56,263	32,825	87,770	31,319	208,177
Net income per common share:
Basic	$0.87	$0.51	$1.36	$0.48	$3.22
Diluted	$0.86	$0.50	$1.35	$0.48	$3.20

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	Year

Gross premiums written	$251,791	$260,597	$300,790	$340,428	$1,153,606
Net premiums written	229,753	234,167	226,309	294,421	984,650
Net premiums earned	187,387	220,552	219,967	272,631	900,537
Net investment income	29,325	31,053	29,876	24,346	114,600
Realized gains (losses)	3,480	4,993	(1,605)	6,445	13,313
Other income (expense), net	1,158	1,158	847	(2,408)	755
Income (loss) before income taxes	28,066	32,825	(65,613)	(10,897)	(15,619)
Net income (loss)	18,775	21,865	(41,935)	(6,666)	(7,961)
Net income (loss) per common share:
Basic	$0.39	$0.43	$(0.65)	$(0.10)	$(0.14)
Diluted	$0.39	$0.42	$(0.65)	$(0.10)	$(0.14)

      Due to changes in the number of weighted average common shares outstanding during 2002 and 2001, quarterly earnings per share amounts do not add to the total for the year.

21.     Healthcare Business

      On December 16, 2002, the Company announced it had entered into an agreement in principle to acquire the Healthcare division of the Specialty Risk Operations of TIG Insurance Company (“TIG”), OdysseyRe’s immediate majority stockholder. The Healthcare division specializes in the medical malpractice and hospital professional liability field.

      In a related transaction, OdysseyRe plans to acquire one of TIG’s excess and surplus lines subsidiaries. OdysseyRe does not plan to assume liabilities associated with business written prior to its acquisition of this subsidiary. Prior to the closing of the acquisition of the non-admitted company, OdysseyRe will assume this

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business through a 100% quota share of new and renewal business written by TIG, subject to the OdysseyRe guidelines put in place. OdysseyRe and TIG will simultaneously enter into an expense sharing agreement, whereby the costs associated with the Healthcare division will be allocated between the two companies over the ensuing years as business is transitioned to OdysseyRe. This transaction is subject to regulatory approval.

22. Subsequent Event (Unaudited)

      On March 4, 2003, Fairfax announced it had purchased, through a subsidiary, 4.3 million outstanding shares of OdysseyRe common stock in a private transaction, increasing its interest in OdysseyRe to approximately 80.6%. This will enable OdysseyRe to be included in the Fairfax United States consolidated tax group.

SCHEDULE I

ODYSSEY RE HOLDINGS CORP.

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2002

			Amount at
			which shown
	Amortized		in the
Type of Investment	Cost	Fair Value	balance sheet

	(in thousands)
Fixed income securities:
Bonds available for sale:
United States government and government agencies	$1,055,705	$1,056,438	$1,056,438
States, municipalities and political subdivisions	98,500	100,276	100,276
Foreign governments	152,624	157,001	157,001
Public utilities	292,017	280,045	280,045
Corporate bonds	365,912	398,814	398,814

Total fixed income securities available for sale	1,964,758	1,992,574	1,992,574

Redeemable preferred stock	13,398	12,694	12,694

Total fixed income securities available for sale	1,978,156	2,005,268	2,005,268

Equity securities:
Common stocks:
Bank, trusts and insurance companies	100,116	107,385	107,385
Industrial and miscellaneous and all other	45,912	45,175	45,175

Total equity securities, unaffiliated	146,028	152,560	152,560

Short-term investments	189,161	189,161	189,161

Other investments	129,414	129,767	129,767

Total	$2,442,759	$2,476,756	$2,476,756

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEET

	December 31, 2002	December 31, 2001

	(in thousands, except for share amounts)
ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $15,024 and $22,466, respectively)	$15,050	$22,787
Investment in subsidiary, at equity (cost $988,550 and $988,793, respectively)	1,211,185	960,836
Short-term investments, at cost which approximates fair value	—	14,779
Cash and cash equivalents	1,489	473

Total investments and cash	1,227,724	998,875
Investment income due and accrued	345	758
Deferred federal and foreign income taxes	30,488	25,185
Loans receivable	1,000	1,000
Prepaid expenses	2,648	—
Other assets	254	207

Total assets	$1,262,459	$1,026,025

LIABILITIES
Debt obligations	$206,340	$200,000
Interest payable	854	725
Other liabilities	(818)	4,428

Total liabilities	206,376	205,153

STOCKHOLDERS’ EQUITY
Preferred stock, 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,334	793,334
Treasury stock, 138,894 shares at cost	(2,305)	—
Unearned compensation	(4,572)	(5,704)
Accumulated other comprehensive income (loss), net of deferred income taxes	21,736	(12,985)
Retained earnings	247,239	45,576

Total stockholders’ equity	1,056,083	820,872

Total liabilities and stockholders’ equity	$1,262,459	$1,026,025

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

		For the period
	Year ended	March 21 to
	December 31, 2002	December 31, 2001

	(in thousands)
REVENUES
Net investment income	$904	$694
Net realized capital gains	66	—
Equity in undistributed net income (loss) of subsidiary	215,681	(42,717)

Total revenues	216,651	(42,023)

EXPENSES
Other expense, net	4,985	4,177
Interest expense	8,689	5,939

Total expense	13,674	10,116

Income (loss) before income taxes	202,977	(52,139)

Federal and foreign income tax benefit:
Current	—	—
Deferred	(5,200)	(3,297)

Total federal and foreign income tax benefit	(5,200)	(3,297)

Net income (loss) to common stockholder	208,177	(48,842)
Retained earnings at beginning of the year	45,576	—
Re-capitalization adjustment	—	96,046
Dividends to common stockholder	(6,514)	(1,628)

Retained earnings, at end of year	$247,239	$45,576

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

		For the period
	Year ended	March 21 to
	December 31, 2002	December 31, 2001

	(in thousands)
OPERATING ACTIVITIES
Net income (loss) to common stockholder	$208,177	$(48,842)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiary	(215,681)	42,717
Federal and foreign income taxes	(5,200)	(3,297)
Other assets and liabilities, net	(1,029)	4,186
Bond premium amortization, net	388	141
Amortization of restricted stock	1,128	2,004
Net realized investment gains	(66)	—

Net cash used in operating activities	(12,283)	(3,091)

INVESTING ACTIVITIES
Sales of fixed income securities	7,096	—
Purchases of fixed income securities	—	(22,606)
Sales of equity securities	—	—
Change in short-term investments	14,779	(14,779)
Purchase of First Capital	(17,757)	—

Net cash provided by (used in) investing activities	4,118	(37,385)

FINANCING ACTIVITIES
Net proceeds from public offering	—	51,285
Additional borrowings	110,000	150,000
Repayments of principal	(110,000)	(150,000)
Purchase of treasury stock	(2,305)	(7,708)
Dividends	(6,514)	(1,628)
Dividend from subsidiary	18,000	—
Loan receivable	—	(1,000)

Net cash provided by financing activities	9,181	40,949

Increase in cash and cash equivalents	1,016	473
Cash and cash equivalents, beginning of year	473	—

Cash and cash equivalents, end of year	$1,489	$473

      The Company issued $200.0 million of debt obligations in June 2001 in connection with the offering.

      The Company contributed First Capital to Odyssey America in December, 2002. The amount of the contribution was $17.8 million.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY

(1)	Odyssey Re Holdings Corp. was incorporated on March 21, 2001; accordingly, financial statement information for the year ended December 31, 2000 is not presented.

(2)	The condensed financial information of the registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(3)	Investment in Odyssey America is reflected on the equity method.

SCHEDULE III

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INSURANCE INFORMATION

AS OF DECEMBER 31, 2002 AND 2001 AND
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(in thousands)

		Net						Amortization
		unpaid						of net
	Deferred	loss and					Net claims	deferred
	policy	loss	Gross	Net	Net	Net	and claim	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expense	costs	expenses

Year ended December 31, 2002
Americas	$88,238	$1,464,042	$400,357	$1,138,135	$1,023,300	$118,944	$698,001	$273,505	$44,110
London Market	22,595	219,748	132,812	243,460	187,811	2,512	127,265	37,961	17,775
EuroAsia	18,057	160,783	69,393	249,650	221,531	1,572	161,929	50,796	8,384
Year ended December 31, 2001
Americas	$68,253	$1,460,651	$247,795	$718,935	$682,107	$111,857	$542,950	$191,909	$43,415
London Market	11,307	142,801	54,030	129,571	118,216	2,249	100,178	31,712	12,722
EuroAsia	—	70,977	36,545	136,144	100,214	494	82,639	24,804	8,557
Year ended December 31, 2000
Americas	$49,409	$1,586,139	$216,036	$608,812	$606,740	$125,034	$440,626	$175,267	$43,871
London Market	10,539	79,640	34,943	92,083	74,704	1,559	62,561	23,238	7,097
EuroAsia	—	988	52	439	387	—	277	65	2,286

SCHEDULE IV

ODYSSEY RE HOLDING CORP.

REINSURANCE

		Assumed	Ceded to		Percentage
		from other	other	Net	of amount
	Direct	companies	companies	amount	assumed to net

	(in thousands)
Year Ended December 31, 2002:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	296,855	1,597,675	263,285	1,631,245	97.9
Title insurance	—	—	—	—	—

Total premiums written	$296,855	$1,597,675	$263,285	$1,631,245	97.9%

Year Ended December 31, 2001:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	110,426	1,043,180	168,956	984,650	105.9
Title insurance	—	—	—	—	—

Total premiums written	$110,426	$1,043,180	$168,956	$984,650	105.9%

Year Ended December 31, 2000:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	78,223	783,943	160,832	701,334	111.8
Title insurance	—	—	—	—	—

Total premiums written	$78,223	$783,943	$160,832	$701,334	111.8%

SCHEDULE VI

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

(in thousands)

Gross
		reserves for	Discount, if
		unpaid	any
	Deferred	claims	deducted
	policy	and claims	in	Gross	Net	Net	Net
Affiliation with	acquisition	adjustment	previous	unearned	premiums	premiums	investment
Registrant	costs	expenses	column	premiums	written	earned	income

Year Ended December 31, 2002:
(a) Consolidated property- casualty insurance entities	$128,890	$2,871,552	$61,443	$602,562	$1,631,245	$1,432,642	$123,028
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—	—	—
Year Ended December 31, 2001:
(a) Consolidated property- casualty insurance entities	$79,560	$2,720,220	$57,105	$338,370	$984,650	$900,537	$114,600
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—	—	—
Year Ended December 31, 2000:
(a) Consolidated property- casualty insurance entities	$59,948	$2,566,396	$37,934	$251,031	$701,334	$681,831	$126,593
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Net claims and claim		Amortization
	adjustment expenses		of net	Net paid
	incurred related to:		deferred	claims
			policy	and claims
Affiliation with	current		acquisition	adjustment
Registrant	year	prior year	costs	expenses

Year Ended December 31, 2002:
(a) Consolidated property- casualty insurance entities	$921,222	$65,973	$362,262	$831,252
(b) Unconsolidated property- casualty insurance entities	—	—	—	—
Year Ended December 31, 2001:
(a) Consolidated property- casualty insurance entities	$702,658	$23,109	$248,425	$717,682
(b) Unconsolidated property- casualty insurance entities	—	—	—	—
Year Ended December 31, 2000:
(a) Consolidated property- casualty insurance entities	$487,526	$15,938	$198,570	$667,082
(b) Unconsolidated property- casualty insurance entities	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the sections captioned “Election of Directors”, “Information Concerning Nominees”, “Information Concerning Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement for the 2003 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2002 (Proxy Statement), which sections are incorporated herein by reference. Two of our former directors, Messrs. Courtney Smith and Paul Ingrey, resigned from our Board of Directors effective February 26, 2002 and September 3, 2002, respectively.

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

Equity Compensation Plan Information

      The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2002.

Number of Securities
	to be Issued	Weighted Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	For Future Issuance

Equity Compensation Plans:
Not approved by stockholders	—	—	—
Approved by stockholders	503,281	$15.98	7,181,435 (1)

(1)	Includes options to purchase 1,053,250 shares of our common stock available for future grant under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan and 237,205 shares of our common stock available for future grant under the Odyssey Re Holdings Corp. (Non-Qualified) Employee Share Purchase Plan. In addition, under the terms of the Odyssey Re Holdings Corp. Restricted Share Plan and the Odyssey Re Holdings Corp. Stock Option Plan (the “Plans”), we are authorized to grant awards of restricted shares and stock options that together do not exceed 10% of our issued and outstanding shares of common stock as of the last business day of each calendar year. As of December 31, 2002, the number of restricted shares of our common stock authorized for future grant together with the number of shares of our common stock underlying options authorized for future grant was 5,890,980. OdysseyRe presently has no intention to grant any shares or options pursuant to the Plans.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement, which is incorporated herein by reference.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Date: March 4, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard		Director and Principal Executive Officer	March 4, 2003

/s/ CHARLES D. TROIANO Charles D. Troiano		Principal Financial and Accounting Officer	March 4, 2003

* V. Prem Watsa		Director	March 4, 2003

* James F. Dowd		Director	March 4, 2003

* Winslow W. Bennett		Director	March 4, 2003

* Robbert Hartog		Director	March 4, 2003

* Anthony F. Griffiths		Director	March 4, 2002

* Brandon Sweitzer		Director	March 4, 2003

*By:	/s/ CHARLES D. TROIANO Attorney-in-fact

CERTIFICATIONS

      I, Andrew A. Barnard, President and Chief Executive Officer of Odyssey Re Holdings Corp., certify that:

1. I have reviewed this annual report on Form 10-K of the registrant, Odyssey Re Holdings Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	By:	/s/ ANDREW A. BARNARD

President and Chief Executive Officer

      I, Charles D. Troiano, Executive Vice President and Chief Financial Officer of Odyssey Re Holdings Corp., certify that:

1. I have reviewed this annual report on Form 10-K of the registrant, Odyssey Re Holdings Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003	By:	/s/ CHARLES D. TROIANO

Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Number	Title of Exhibit	Page

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
4.2	Indenture dated June 18, 2002 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.3 of the registrant’s registration statement on Form S-3, filed on August 8, 2002).
4.3	Registration Rights Agreement dated June 18, 2002 between Odyssey Re Holdings Corp. and Banc of America Securities LLC regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.7 of the registrant’s registration statement on Form S-3, filed on August 8, 2002).
10.1	Intentionally deleted.
10.2	Intentionally deleted.
10.3	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.4	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey America Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.5	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002) and Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability, as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.6	Amended and Restated Employment Agreement dated as of April 1, 2001 between Andrew Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.7	Employment Agreement dated as of October 1, 2001 between Charles D. Troiano and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.8	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.9	Lease Agreement between TIG Insurance Company and First Stamford Place Company in relation to 300 First Stamford Place, Stamford, Connecticut, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

Number	Title of Exhibit	Page

10.10	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
*10.11	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation.
10.12	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Odyssey Reinsurance Corporation dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.13	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Hudson Insurance Company dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.14	Intentionally deleted.
10.15	Investment Administration Agreement between Fairfax Financial Holdings Limited and Odyssey Reinsurance Corporation dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.16	Investment Administration Agreement between Fairfax Financial Holdings Limited and Hudson Insurance Company dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.17	Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.18	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.19	Term Note dated as of June 19, 2001, including Postponement Agreement dated as of January 31, 2002 related thereto (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.20	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Newline Underwriting Management Ltd. dated as of February 16, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.21	Intentionally deleted.
10.22	Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.23	Indemnification Agreement in favor of Odyssey Reinsurance Corporation from Fairfax Financial Holdings Limited dated as of March 20, 2001(incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.24	Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

Number	Title of Exhibit	Page

10.25	Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.26	Odyssey Re Holdings Corp. Restricted Share Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.27	Odyssey Re Holdings Corp. Stock Option Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.28	Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.29	Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.30	Odyssey America Reinsurance Corporation 401(k) Excess Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.31	Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.32	Exchange Agreement among TIG Insurance Company, ORH Holdings Inc. and Odyssey Re Holdings Corp dated as of June 19, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.33	Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.34	Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.35	Note Purchase Agreement dated as of November 15, 2001 among Odyssey Re Holdings Corp. and the purchasers listed in Schedule A attached thereto, including the form of Notes issued in connection therewith (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.36	Amended and Restated Credit Agreement dated as of January 31, 2002 among Odyssey Re Holdings Corp., Bank of America, N.A., JP Morgan Chase Bank and the other financial institutions party thereto (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.37	Purchase Agreement dated June 12, 2002 with respect to the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 1.3 of the registrant’s registration statement on Form S-3, filed on August 8, 2002).

Number	Title of Exhibit	Page

10.38	Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the registrant’s definitive proxy statement filed on March 21, 2002).
*21.1	List of the Registrant’s Subsidiaries.
*23	Consent of PricewaterhouseCoopers LLP.
*24	Powers of Attorney.

* Filed herewith.