Form 10-Q
period 2003-03-31
ODYSSEY RE HOLDINGS CORP
filed 2003-05-06
CIK 1137048

As filed with the Securities and Exchange Commission on May 6, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2003	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☑          NO ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 22, 2002

Common Stock, $.01 Par Value	65,003,963

ODYSSEY RE HOLDINGS CORP.

INDEX TO FORM 10-Q

		Page

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2003 and 2002 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 4.	CONTROLS AND PROCEDURES	25
PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None
ITEM 5.	OTHER INFORMATION — FORWARD LOOKING STATEMENTS	26
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	26

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2003	2002

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,057,820 and $1,964,758, respectively)	$2,110,059	$1,992,574
Redeemable preferred stock, at fair value (cost $13,398 and $13,398, respectively)	11,342	12,694
Equity securities:
Common stocks, at fair value (cost $183,117 and $146,028, respectively)	184,837	152,560
Common stocks, at equity	107,466	101,021
Short-term investments, at cost which approximates fair value	110,445	189,161
Other invested assets	161,348	149,649
Cash and cash equivalents	605,235	484,744

Total investments and cash	3,290,732	3,082,403
Investment income due and accrued	24,057	26,358
Reinsurance balances receivable	442,792	430,491
Reinsurance recoverable on loss payments	153,129	80,473
Reinsurance recoverable on unpaid losses	898,157	1,026,979
Prepaid reinsurance premiums	93,731	92,525
Funds held by ceding insurers	117,953	112,747
Deferred acquisition costs	134,349	128,890
Deferred federal and foreign income taxes	103,530	108,314
Other assets	67,172	215,780

Total assets	$5,325,602	$5,304,960

LIABILITIES
Unpaid losses and loss adjustment expenses	$2,949,133	$2,871,552
Unearned premiums	645,609	602,562
Debt obligations	208,113	206,340
Reinsurance balances payable	146,249	108,257
Funds held under reinsurance contracts	142,613	238,233
Current federal and foreign income taxes	21,045	1,285
Other liabilities	84,037	220,648

Total liabilities	4,196,799	4,248,877

STOCKHOLDERS’ EQUITY
Preferred stock, 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,334	793,334
Treasury stock, 138,894 shares, at cost	(2,305)	(2,305)
Unearned compensation	(4,289)	(4,572)
Accumulated other comprehensive income, net of deferred income taxes	49,219	21,736
Retained earnings	292,193	247,239

Total stockholders’ equity	1,128,803	1,056,083

Total liabilities and stockholders’ equity	$5,325,602	$5,304,960

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

REVENUES
Gross premiums written	$563,841	$403,753
Ceded premiums written	73,912	40,932

Net premiums written	489,929	362,821
Increase in unearned premiums	(42,606)	(79,506)

Net premiums earned	447,323	283,315
Net investment income	32,400	28,203
Net realized investment gains	38,264	737

Total revenues	517,987	312,255

EXPENSES
Losses and loss adjustment expenses	305,725	191,350
Acquisition costs	116,098	71,606
Other underwriting expenses	20,759	16,835
Other expense, net	2,967	726
Interest expense	2,046	2,182

Total expenses	447,595	282,699

Income before income taxes and cumulative effect of a change in accounting principle	70,392	29,556

Federal and foreign income tax provision (benefit):
Current	33,720	—
Deferred	(9,907)	10,155

Total federal and foreign income tax provision	23,813	10,155

Income before cumulative effect of a change in accounting principle	46,579	19,401
Cumulative effect of a change in accounting principle	—	36,862

NET INCOME	$46,579	$56,263

BASIC
Weighted average shares outstanding	64,690,904	64,757,319

Basic earnings per share	$0.72	$0.87

DILUTED
Weighted average shares outstanding	65,060,494	65,142,857

Diluted earnings per share	$0.72	$0.86

DIVIDENDS
Dividends declared per share	$0.025	$0.025

COMPREHENSIVE INCOME (LOSS)
Net income	$46,579	$56,263
Other comprehensive income (loss), net of tax	27,483	(4,435)

Comprehensive income	$74,062	$51,828

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	793,334	793,334

TREASURY STOCK
Balance, beginning of period	(2,305)	—
Purchases during the period	—	(204)
Reissuance during the period	—	100

Balance, end of period	(2,305)	(104)

UNEARNED COMPENSATION
Balance, beginning of period	(4,572)	(5,704)
Amortization during the period	283	286

Balance, end of period	(4,289)	(5,418)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	21,736	(12,985)
Net increase during the period	27,483	(4,435)

Balance, end of period	49,219	(17,420)

RETAINED EARNINGS
Balance, beginning of period	247,239	45,576
Net income	46,579	56,263
Dividends to stockholders	(1,625)	(1,628)

Balance, end of period	292,193	100,211

TOTAL STOCKHOLDERS’ EQUITY	$1,128,803	$871,254

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of period	65,003,963	65,142,857
Net treasury shares acquired	—	(7,394)

Balance, end of period	65,003,963	65,135,463

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$46,579	$56,263
Less: cumulative change in accounting principle	—	(36,862)

Income before cumulative effect of a change in accounting principle	46,579	19,401
Adjustments to reconcile net income to net cash provided by operating activities:
Reinsurance balances and funds held, net	(147,792)	(86,832)
Unearned premiums	41,841	79,001
Unpaid losses and loss adjustment expenses	206,403	(6,439)
Federal and foreign income taxes	9,853	9,966
Other assets and liabilities, net	(313)	21,413
Deferred acquisition costs	(5,459)	(19,960)
Net realized investment gains	(38,264)	(737)
Bond premium amortization, net	(1,520)	(323)

Net cash provided by operating activities	111,328	15,490

INVESTING ACTIVITIES
Maturities of fixed income securities	1,907	2,148
Sales of fixed income securities	1,269,958	35,419
Purchases of fixed income securities	(1,302,334)	(12,355)
Sales of equity securities	1,334	3,475
Purchases of equity securities	(38,155)	(20,926)
Purchases of other invested assets	(638)	(1,522)
Decrease (increase) in short-term investments	78,716	(11,713)

Net cash provided by (used in) investing activities	10,788	(5,474)

FINANCING ACTIVITIES
Dividends	(1,625)	(1,628)
Purchase of treasury stock	—	(100)

Net cash used in financing activities	(1,625)	(1,728)

Increase in cash and cash equivalents	120,491	8,288
Cash and cash equivalents, beginning of period	484,744	375,142

Cash and cash equivalents, end of period	$605,235	$383,430

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for its wholly owned subsidiary Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, Odyssey Reinsurance Corporation (“ORC”), Odyssey UK Holdings Corporation (“UK Holdings”), Newline Underwriting Management Ltd., which owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”) and Hudson Insurance Company (“Hudson”). On September 10, 2002, OdysseyRe acquired 56% of First Capital Insurance Ltd., a Singapore insurance company. Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, is OdysseyRe’s majority shareholder.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair presentation of its financial position on such dates and the results of operations for those periods. The results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results for a full year. As of December 31, 2002, certain amounts have been reclassified to conform to the balance sheet presentation as of March 31, 2003.

      During the three months ended March 31, 2003 and 2002, dividends of $0.025 per common share were declared resulting in an aggregate dividend of approximate $1.6 million in each period.

2.     Change in Accounting Principle

      Effective January 1, 2003, the Company adopted the expense recognition provisions, on a prospective basis, of Statement of Financial Accounting Standard (“SFAS”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. The adoption of these provisions has no effect on the consolidated statement of operations for the three months ended March 31, 2003, as the Company did not grant any stock options during the first quarter.

      On January 1, 2002, the Company, in accordance with the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, fully amortized its negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the three months ended March 31, 2002. SFAS 142 requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Goodwill and intangible assets with indefinite useful lives will not be subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill of $19.1 million reflected in other assets as of March 31, 2003 and December 31, 2002 has an indefinite life and is not impaired. The Company has not amortized its goodwill during the three months ended March 31, 2003 and 2002. There is no effect on the Company’s federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Accumulated Other Comprehensive Income

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Beginning balance of accumulated other comprehensive income (loss)	$21,736	$(12,985)

Beginning balance of foreign currency translation adjustments	(2,202)	(9,358)
Ending balance of foreign currency translation adjustments	7,524	(9,563)

Current period change in foreign currency translation adjustments	9,726	(205)

Beginning balance of unrealized net gains (losses) on securities	23,938	(3,627)
Ending balance of unrealized net gains (losses) on securities	42,858	(7,857)

Current period change in unrealized net gains (losses) on securities	18,920	(4,230)

Beginning balance of minimum pension liability	—	—
Ending balance of minimum pension liability	(1,163)	—

Current period change in minimum pension liability	(1,163)	—

Current period change in accumulated other comprehensive income (loss)	27,483	(4,435)

Ending balance of accumulated other comprehensive income (loss)	$49,219	$(17,420)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are shown in the following table (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Net income	$46,579	$56,263

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	14,963	(315)
Unrealized net gains (losses) on securities	38,041	(4,685)
Reclassification adjustment for realized losses included in net income	(8,933)	(1,822)
Minimum pension liability	(1,789)	—

Other comprehensive income (loss), before tax	42,282	(6,822)

Tax (expense) benefit:
Foreign currency translation adjustments	(5,237)	110
Unrealized net gains (losses) on securities	(13,314)	1,640
Reclassification adjustment for realized losses included in net income	3,126	637
Minimum pension liability	626	—

Total tax (expense) benefit	(14,799)	2,387

Other comprehensive income (loss), net of tax	27,483	(4,435)

Comprehensive income	$74,062	$51,828

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.   Earnings Per Share

      Net income for the three months ended March 31, 2003 and 2002 per common share has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Income before cumulative effect of a change in accounting principle	$46,579	$19,401
Cumulative effect of a change in accounting principle	—	36,862

Net income	$46,579	$56,263

Weighted average common shares outstanding — basic	64,690,904	64,757,319
Effect of dilutive shares	369,590	385,538

Weighted average common shares outstanding — dilutive	65,060,494	65,142,857

Earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.72	$0.30
Cumulative effect of a change in accounting principle	—	0.57

Basic earnings per common share	$0.72	$0.87

Diluted:
Income before cumulative effect of a change in accounting principle	$0.72	$0.30
Cumulative effect of a change in accounting principle	—	0.56

Diluted earnings per common share	$0.72	$0.86

      The 2003 diluted earnings per common share assumes that the Company’s stock options, granted in April 2002 and subsequent, under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan would not be exercised as of March 31, 2003 and does not reflect the conversion of the Company’s convertible debentures into shares of common stock of the Company because, under the terms of the indenture under which the convertible debentures were issued in June 2002, the convertible debentures were not convertible as of March 31, 2003.

5.     Contingencies

      ORC agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to its policies where required. The agreement applies to endorsements issued from July 1, 1999 to December 31, 2003. The agreement may also terminate earlier upon Ranger receiving an A.M. Best rating of A- or better, Ranger ceasing to be under the control of Fairfax, or either party giving the other party 30 days notice. Following termination of the agreement, ORC will remain liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. While ORC’s potential exposure in connection with these endorsements is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify ORC for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

normal course of business, and ORC does not anticipate making any payments under this guarantee that would require ORC to utilize the indemnification from Fairfax.

      Odyssey America agreed, as of July 14, 2000, to guarantee the performance of all of the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR becomes insolvent and CTR is not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. This guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America. While Odyssey America’s potential exposure in connection with this guarantee is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for all obligations under this guarantee.

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Newline has established a clean irrevocable letter of credit and a trust account in favor of the Society and Council of Lloyd’s. As of March 31, 2003, the letter of credit was valued at £69.5 million ($109.9 million) and was collateralized by $137.3 million of the Company’s investment securities at statement value. As of March 31, 2003, the trust account was valued at £31.2 million ($49.3 million). The letter of credit and the trust account effectively secure the future contingent obligations of UK Holdings should Newline, the Lloyd’s underwriting syndicate in which the Company participates, incur net losses. The Company’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit and the trust account.

      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. While Odyssey America’s potential exposure in connection with this agreement is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the subject business on a quarterly basis. During the first quarter of 2003, Falcon has paid $0.1 million to Odyssey America related to this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee that will require Odyssey America to utilize the indemnification from Fairfax.

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

      At arbitration, Odyssey America is seeking enforcement of the retrocessional contract and the retrocessionaire is seeking rescission of the same contract, alleging that Odyssey America’s refusal to assert defenses under the reinsurance agreement with the third-party insurer constitutes a breach of the duty of good faith to the retrocessionaire. In accordance with the retrocessional contract’s arbitration provisions, as of this date, the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

parties have appointed arbitrators, but no umpire has been appointed and, therefore, the arbitration panel has not yet been duly constituted.

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

6.     Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2003	2002

Convertible Debt	$110,000	$110,000
Senior notes	98,113	96,340

Total	$208,113	$206,340

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

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at OdysseyRe’s option. Immediately following the issuance of the senior notes, OdysseyRe entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points, which was 3.9% as of March 31, 2003. The proceeds from the sale of the senior notes was used to prepay part of the principal amount outstanding under the $200.0 million term note. On June 26, 2002, OdysseyRe prepaid $10.0 million aggregate principal amount of senior notes. As of March 31, 2003, the aggregate principal amount of senior notes outstanding was $90.0 million and the senior notes have been reflected on the Company’s balance sheet at fair value of $98.1 million. The offsetting fair value adjustment to the swap transaction of $8.1 million has been reflected in other liabilities.

      In December 2001, OdysseyRe entered into a credit agreement with Bank of America N.A. and J.P. Morgan Chase Bank. The amount of borrowing available under the credit agreement was $50.0 million, payable on January 31, 2002, plus accrued interest. The credit agreement was a thirty day agreement. In accordance with the agreement terms, on January 31, 2002, it was converted to a three year obligation with the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal due in 2005 and interest payable at a rate based upon either the rate designated by Bank of America N.A. as its prime rate or a rate of 250 basis points over the applicable LIBOR. On June 18, 2002, this obligation was fully extinguished by proceeds from the issuance of the Convertible Debt.

      In connection with the acquisition of Odyssey America and its subsidiaries, OdysseyRe issued a $200.0 million term note to a subsidiary of Fairfax, which was due between 2002 and 2004. The term note accrued interest using the three-month LIBOR plus 225 basis points, payable quarterly. This debt has been fully extinguished by the proceeds from the senior notes, credit agreement and Convertible Debt described herein.

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$90,000
2022	110,000

Total	$200,000

      OdysseyRe’s senior notes are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of March 31, 2003, the Company was in compliance with all covenants.

7.     Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2003, and 2002 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Gross unpaid losses and loss adjustment expenses, beginning of period	$2,871,552	$2,720,220
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,026,979	1,045,791

Net unpaid losses and loss adjustment expenses, beginning of period	1,844,573	1,674,429

Losses and loss adjustment expenses incurred related to:
Current year	294,105	188,670
Prior years	11,620	2,680

Total losses and loss adjustment expenses incurred	305,725	191,350

Paid losses and loss adjustment expenses related to:
Current year	17,709	21,316
Prior years	79,896	175,514

Total paid losses and loss adjustment expenses	97,605	196,830

Effects of exchange rate changes	(1,717)	(960)

Net unpaid losses and loss adjustment expenses, end of period	2,050,976	1,667,989
Add ceded unpaid losses and loss adjustment expenses, end of period	898,157	1,049,493

Gross unpaid losses and loss adjustment expenses, end of period	$2,949,133	$2,717,482

      The prior years’ loss development for the three months ended March 31, 2003 is primarily related to terminated auto lease residual value business in the Americas business segment.

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the three months ended March 31, 2003 and 2002 is set forth in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$189,720	$193,753
Less ceded unpaid losses and loss adjustment expenses, beginning of period	160,236	164,269

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—
Net paid losses and loss adjustment expenses	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	177,790	162,755

Gross unpaid losses and loss adjustment expenses, end of period	$207,274	$192,239

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$45,712	$55,529
Less ceded unpaid losses and loss adjustment expenses, beginning of period	13,575	23,392

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—
Net paid losses and loss adjustment expenses	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	18,774	24,794

Gross unpaid losses and loss adjustment expenses, end of period	$50,911	$56,931

      Our survival ratio for environmental and asbestos related liabilities as of March 31, 2003 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is ten years and for asbestos related liabilities is eleven years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on March 31, 2003, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last four years. Our survival ratio is nine years for environmental and asbestos related liabilities as of March 31, 2003, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 28, 2002.

9.     Segment Reporting

      The Company’s operations are managed through four distinct divisions, Americas, EuroAsia, London Market and U.S. Insurance which are established principally based on geographic regions. The Americas division is comprised of the Company’s United States reinsurance operations and its Canadian and Latin America branch offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business primarily through professional reinsurance brokers. Treaty property business is written through its Canadian Branch while the Latin American branch writes both treaty and facultative property business. Effective January 1, 2003, insurance business underwritten by Hudson, which was previously included with the Americas division, and the 2003, new and renewal, Healthcare business assumed by Odyssey America, have been combined into a new division, the U.S. Insurance division. For comparative purposes, the segment information presented below for the three months ended March 31, 2002 has been restated to reflect the Hudson business in the U.S. Insurance division. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market division operates through two distribution channels, Newline at Lloyd’s where the business focus is casualty insurance, and our London Branch, where the business focus is worldwide property and casualty reinsurance.

      A portion of the gross premiums written by the U.S. Insurance division have been ceded to, and are also included in the Americas division’s gross premiums written. Accordingly, the sum of the gross premiums written for each division does not agree to the total gross premiums written as shown in the tables below and as

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in the consolidated statements of operations. The financial results of these divisions for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

			London	U.S.
Three months ended March 31, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$341,388	$82,895	$73,070	$80,599	$563,841

Net premiums written	$318,619	$80,077	$58,508	$32,725	$489,929

Net premiums earned	$291,279	$77,583	$63,967	$14,494	$447,323

Losses and loss adjustment expenses	202,911	51,627	40,022	11,165	305,725
Acquisition costs and other underwriting expenses	97,449	17,924	19,185	2,299	136,857

Total underwriting deductions	300,360	69,551	59,207	13,464	442,582

Underwriting (loss) income	$(9,081)	$8,032	$4,760	$1,030	4,741

Net investment income					32,400
Net realized investment gains					38,264
Other expense, net					(2,967)
Interest expense					(2,046)

Income from continuing operations before income taxes					$70,392

Underwriting ratios:
Losses and loss adjustment expenses	69.7%	66.5%	62.6%	77.0%	68.3%
Acquisition costs and other underwriting expenses	33.4	23.1	30.0	15.9	30.6

Combined ratio	103.1%	89.6%	92.6%	92.9%	98.9%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended March 31, 2002	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$286,945	$44,434	$63,607	$18,904	$403,753

Net premiums written	$266,616	$41,493	$51,003	$3,709	$362,821

Net premiums earned	$208,745	$34,765	$36,928	$2,877	$283,315

Losses and loss adjustment expenses	139,448	24,173	25,132	2,597	191,350
Acquisition costs and other underwriting expenses	67,109	10,534	10,102	696	88,441

Total underwriting deductions	206,557	34,707	35,234	3,293	279,791

Underwriting income (loss)	$2,188	$58	$1,694	$(416)	3,524

Net investment income					28,203
Net realized investment gains					737
Other expense, net					(726)
Interest expense					(2,182)

Income from continuing operations before income taxes					$29,556

Underwriting ratios:
Losses and loss adjustment expenses	66.8%	69.5%	68.1%	90.3%	67.5%
Acquisition costs and other underwriting expenses	32.2	30.3	27.3	24.2	31.3

Combined ratio	99.0%	99.8%	95.4%	114.5%	98.8%

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

PART 1 — Item 2.   Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

      Odyssey Re Holdings Corp. is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries, ORC, Hudson, UK Holdings and Newline. On September 10, 2002, we acquired 56% of the common stock of First Capital Insurance Ltd., a Singapore insurance company, for consideration of $17.8 million. Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, is our majority shareholder.

      Through our operating subsidiaries, principally Odyssey America, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability business through our Healthcare division located in Napa, California. We currently reinsure this business through a 100% quota share agreement with an affiliate; however, we are in the process of acquiring an excess and surplus lines insurance company which will underwrite this business on a direct basis. The Healthcare business is included in our U.S. Insurance division.

      Throughout 2002 and continuing into 2003, we experienced growth opportunities in a number of areas, evidenced by our increase in gross premiums written of $160.0 million, or 39.6%, to $563.8 million for the three months ended March 31, 2003 from $403.8 million for the three months ended March 31, 2002. As a result of improved market conditions, including improved pricing and industry consolidation, and a series of catastrophic events, both in the United States and globally, conditions for us have been improving and we have opportunistically expanded in certain classes of business and in each of our geographic business segments. Our non-United States operations accounted for 34.1% of our premium volume during the first quarter of 2003. For the three months ended March 31, 2003 and 2002, our net premiums written were $489.9 million and $362.8 million, respectively, and our net income was $46.6 million and $56.3 million (which included a cumulative effect of a change in accounting principle of $36.9 million for 2002), respectively. As of March 31, 2003, we had total assets of $5.3 billion and total stockholders’ equity of $1.1 billion.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Due to the improved pricing environment and our continued focus on underwriting discipline, our underwriting results have remained relatively consistent with our strong underwriting results of 2002. Our combined ratio was 98.9% for the three months ended March 31, 2003, an increase of 0.1 percentage points from the 98.8% combined ratio for the three months ended March 31, 2002. This continued underwriting profitability is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business. The first quarter 2003 combined ratio includes approximately 3.6 points related to terminated auto lease residual value business in the Americas business segment.

      We operate our business through four divisions, the Americas, EuroAsia, London Market and U.S. Insurance, which are based principally on geographic regions.

      The Americas division is our largest division and writes treaty, casualty, surety and property, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative reinsurance in

Central and South America. The Americas division is comprised of three units, the United States, Canada, and Latin America, with offices, located in Stamford, two offices in New York City, Mexico City, Miami, Santiago and Toronto.

      The EuroAsia division was formed in 2000 as part of the realignment of our business across geographic regions. EuroAsia operates out of four offices, with principal offices in Paris and Singapore. The EuroAsia business consists of international reinsurance business which is geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of the rate increases throughout its international scope of operations and in creating new market opportunities by leveraging its long-term ceding company and broker relationships.

      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline which in turn owns and manages Syndicate 1218, and our London branch office. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus basis in the United States. The London Market division in general, and Newline in particular, has experienced a resurgence of opportunities from domestic and international business. The London Market writes insurance and reinsurance business worldwide principally through brokers.

      The U.S. Insurance division is comprised of specialty program insurance business underwritten by Hudson, and medical malpractice and hospital professional liability business underwritten by our newly formed Healthcare division.

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

      Our reserves for losses and loss adjustment expenses are estimates of amounts required to pay reported and unreported claims and related loss adjustment expenses. We believe the estimate of these reserves is a

“critical accounting estimate” because changes in these reserves can materially affect net income. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved. As of March 31, 2003, our estimate of these liabilities net of reinsurance recoverables was $2,051.0 million, and as of December 31, 2002 was $1,844.6 million.

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

Results of Operations

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Gross Premiums Written. Gross premiums written for the three months ended March 31, 2003 increased by $160.0 million, or 39.6%, to $563.8 million from $403.8 million for the three months ended March 31, 2002. Insurance and reinsurance market conditions continued to improve on a global basis, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $54.5 million, or 19.0%, the EuroAsia division of $38.5 million, or 86.6%, the London Market division of $9.4 million, or 14.9%, and the U.S. Insurance division of $61.7 million, or 326.5%.

      The Americas accounted for $341.4 million, or 59.1%, of our gross premiums written for the three months ended March 31, 2003, an increase of $54.5 million, or 19.0%, compared to $286.9 million, or 69.3%, of our gross premiums written for the three months ended March 31, 2002. Gross premiums written by the United States unit for the three months ended March 31, 2003 were $300.5 million, an increase of $40.8 million, or 15.7%, compared to $259.8 million for the three months ended March 31, 2002. Gross premiums written by the Latin American unit for the three months ended March 31, 2003 were $23.3 million, an increase of $5.7 million, or 32.4%, compared to $17.6 million for the three months ended March 31, 2002. The Canadian unit had gross premiums written of $16.9 million for the three months ended March 31, 2003, an increase of $9.1 million, or 116.7%, compared to $7.8 million for the three months ended March 31, 2002. The increases are due mainly to increased pricing both at the insurance and reinsurance levels.

      For the three months ended March 31, 2003, the EuroAsia division had gross premiums written of $82.9 million, or 14.3% of our gross premiums written, an increase of $38.5 million, or 86.6%, compared to $44.4 million, or 10.7%, of our gross premiums written for the three months ended March 31, 2002. Opportunities in our EuroAsia division have increased due to catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the three months ended March 31, 2003 and 2002, our Paris office had gross premiums written of $61.4 million and $33.2 million, respectively an increase of $28.2 million, or 84.9%. For the three months ended March 31, 2003 and 2002, our Singapore office had gross premiums written of $18.4 million and $11.2 million, respectively, an increase of $7.2 million, or 64.3%. During the first quarter of 2003, First Capital had $3.1 million of direct premiums written.

      The London Market generated $73.0 million, or 12.6%, of our gross premiums written for the three months ended March 31, 2003, an increase of $94 million, or 14.9% compared to $63.6 million, or 15.4%, of our gross premiums written for the three months ended March 31, 2002. Gross premiums written by the London branch for the three months ended March 31, 2003 were $32.3 million, an increase of $5.8 million, or

21.9%, compared to $26.5 million for the three months ended March 31, 2002. Our Lloyds syndicate had gross premiums written of $40.7 million for the three months ended March 31, 2003, an increase of $3.6 million, or 9.7%, compared to $37.1 million for the three months ended March 31, 2002.

      The U.S. Insurance division accounted for $80.6 million, or 14.0% of our gross premiums written for the three months ended March 31, 2003, an increase of $61.7 million, compared to $18.9 million or 4.6% of our gross premiums written for the three months ended March 31, 2002. Hudson had gross premiums written of $46.9 million for the three months ended March 31, 2003, an increase of $28.0 million, or 148.1%, compared to $18.9 million for the three months ended March 31, 2002. Our Healthcare division contributed $33.7 million of premiums written for the three months ended March 31, 2003.

      Ceded Premiums Written. Ceded premiums written for the three months ended March 31, 2003 increased by $33.0 million, or 80.7%, to $73.9 million from $40.9 million for the three months ended March 31, 2002. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume and increased cessions related to our Hudson and Healthcare business.

      Net Premiums Written. Net premiums written for the three months ended March 31, 2003 increased by $127.1 million, or 35.0%, to $489.9 million from $362.8 million for the three months ended March 31, 2002, reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the three months ended March 31, 2003 increased by $164.0 million, or 57.9%, to $447.3 million from $283.3 million for the three months ended March 31, 2002. The change in earned premiums is greater than the increase in premiums written, due to net earned premiums now reflecting growth in 2001 and 2002 of net written premiums of 40% and 66%, respectively.

      Net Investment Income. Net investment income for the three months ended March 31, 2003 increased by $4.2 million, or 14.9%, to $32.4 million from $28.2 million for the three months ended March 31, 2002. Net investment yield for the three months ended March 31, 2003 was 4.3% on annualized basis, compared to 4.2% for the comparable period in 2002.

      Net Realized Investment Gains. Net realized investment gains for the three months ended March 31, 2003 increased by $37.6 million, to $38.3 million from a gain of $0.7 million for the three months ended March 31, 2002. The increase in net realized gains in the first quarter of 2003 was primarily related to the sale of mid-maturity fixed income securities, which generated gains as we realized the benefits of the appreciation in the portfolio due to interest rates remaining at low levels.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended March 31, 2003 increased by $114.3 million, or 59.7%, to $305.7 million from $191.4 million for the three months ended March 31, 2002. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the three months ended March 31, 2003 was 68.3% compared to 67.5% for the three months ended March 31, 2002.

      Acquisition Costs. Acquisition costs for the three months ended March 31, 2003 were $116.1 million compared to $71.6 million for the three months ended March 31, 2002 with the increase due to the premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 26.0% for the three months ended March 31, 2003 compared to 25.3% for the three months ended March 31, 2002.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2003 were $20.8 million compared to $16.8 million for the three months ended March 31, 2002. The other underwriting expense ratio, expressed as a percent of premiums earned, was 4.6% for the three months ended March 31, 2003, compared to 6.0% for the three months ended March 31, 2002. This ratio has decreased significantly during 2003, because our other underwriting expenses have increased at a much lower rate than our premiums earned.

      Other Expenses, Net. Other expenses, net for the three months ended March 31, 2003 were $3.0 million compared to $0.7 million of net expense for the three months ended March 31, 2002. The other expense is primarily comprised of the operating expenses of our holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $2.0 million for the three months ended March 31, 2003, compared to $2.2 million for the three months ended March 31, 2002.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended March 31, 2003 increased by $13.6 million to a tax expense of $23.8 million as opposed to a tax expense of $10.2 million, as a result of the increase in pre-tax income.

Liquidity and Capital Resources

      Our stockholders’ equity increased by $72.7 million, or 6.9%, to $1,128.8 million as of March 31, 2003 from $1,056.1 million as of December 31, 2002. The increase was attributable to net income of $46.6 million, an increase in accumulated other comprehensive income, net of deferred taxes of $27.5 million, an increase in stockholders’ equity resulting from the amortization of unearned compensation of $0.2 million and a decrease due to dividends paid to stockholders of $1.6 million for the three months ended March 31, 2003. We have flexibility with respect to capitalization as the result of our access to the debt and equity markets. During August 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective by the Commission on December 2, 2002. The registration statement provides for the offer and sale by OdysseyRe of securities, including equity and debt securities, having a total offering price of up to $290.0 million.

      Our liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $111.3 million for the three months ended March 31, 2003, compared to $15.5 million for the three months ended March 31, 2002. The increase in premium collections is directly attributable to the increase in premium volume and profitability realized since the latter part of calendar year 2001, resulting from improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow.

      Total cash provided by investing activities for the three months ended March 31, 2003 was $10.8 million compared to $5.5 million of cash used in investing activities for the three months ended March 31, 2002. The increase in cash proceeds from investing activities is mainly due to a change in the mix of short-term investments and cash and cash equivalents. Cash and cash equivalents were $605.2 million and $484.7 million, as of March 31, 2003 and December 31, 2002, respectively. Cash and short-term investments are maintained for liquidity purposes and represented 21.7% and 21.9% as of March 31, 2003 and December 31, 2002, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.1 billion and $2.0 billion as of March 31, 2003 and December 31, 2002, respectively. Total investments and cash amounted to $3.3 billion as of March 31, 2003, an increase of $208.3 million compared to December 31, 2002. The fixed income securities portfolio has a weighted average of AA security rating as measured by S&P.

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

      In December 2001, we issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at our option. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points, which was 3.9% as of March 31, 2003. The proceeds from the sale of the senior notes were used to prepay part of the principal amount outstanding under the $200.0 million term note. On June 26, 2002, we prepaid $10.0 million aggregate principal amount of senior notes. As of March 31, 2003, the aggregate principal amount of senior notes outstanding was $90.0 million.

      In addition, we entered into a $50.0 million credit agreement with Bank of America N.A. and J.P. Morgan Chase Bank on December 31, 2001. The entire $50.0 million in proceeds was used to prepay part of the principal amount outstanding under the $200.0 million term note. On June 18, 2002, the credit agreement was fully extinguished by the proceeds of the Convertible Debt.

      In connection with the acquisition of Odyssey America and its subsidiaries, we issued a $200.0 million term note to a subsidiary of Fairfax, which was due between 2002 and 2004. The term note accrued interest using the three month LIBOR plus 225 basis points, payable quarterly. This debt has been fully extinguished by the proceeds from the senior notes, credit agreement and Convertible Debt discussed herein.

      In connection with the business of Newline, we executed a secured letter of credit and a trust account in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. As of March 31, 2003, the letter of credit was valued at £69.5 million, or $109.9 million, and was secured by a pledge of $137.3 million of our investment securities. As of March 31, 2003, the trust account was valued at £31.2 million, or $49.3 million.

      On February 13, 2003, our Board of Directors declared a quarterly cash dividend of $0.025 per share payable on March 31, 2003 to all stockholders of record as of March 17, 2003. Approximately $1.6 million in dividends was paid during the first quarter of 2003.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of March 31, 2003 were: A.M. Best Company: A (Excellent); and Standard & Poor’s rating services: A- (Strong).

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of March 31, 2003, our $3.3 billion investment portfolio is comprised of $2.1 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

     Interest Rate Risk

      Our fixed income securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities portfolios fall and vice versa.

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of March 31, 2003 and December 31, 2002, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of March 31, 2003			As of December 31, 2002

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$1,745.4	$(364.7)	(17.3)%	$1,681.2	$(311.4)	(15.6)%
100 basis point rise	1,911.5	(198.6)	(9.4)	1,819.5	(173.1)	(8.7)
Base Scenario	2,110.1	—	—	1,992.6	—	—
100 basis point decline	2,382.3	272.2	12.9	2,236.7	244.1	12.3
200 basis point decline	2,696.9	586.8	27.8	2,509.9	517.3	26.0

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This partly reflects significant exposure to fixed income securities containing a put feature. In total, these securities represent approximately 11% and 23% of the fair market value of the total fixed income portfolio as of March 31, 2003 and December 31, 2002, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      As of March 31, 2003, our investment portfolio had gross unrealized appreciation of $116.6 million, which was offset by gross unrealized depreciation of $50.7 million, resulting principally from the current interest rate environment.

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

      As of March 31, 2003 and December 31, 2002, 86.7% and 88.6%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 13.3% and 11.4%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

     Equity Price Risk

      As of March 31, 2003 and December 31, 2002, 8.9% and 8.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 4.4% and 7.2% on March 31, 2003 and December 31, 2002, respectively, of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $16.4 million and $22.2 million as of March 31, 2003 and December 31, 2002, respectively in the fair value of the total investment portfolio.

     Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of March 31, 2003 and December 31, 2002, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $540.6 million and $541.5 million, respectively, or 16.4% and 17.6%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 7.3% and 7.6% as of March 31, 2003 and December 31, 2002, respectively, of our investment portfolio, including cash and cash equivalents. As of March 31, 2003, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $54.1 million dollar decline in the fair value of the total investment portfolio.

      Included above in securities denominated in foreign currencies are Japanese yen denominated securities, which as of March 31, 2003 had a U.S. dollar equivalent market value of $50.8 million. We have entered into Japanese yen forward sale contracts to hedge against a fall in value of the Japanese yen denominated securities versus the U.S. dollar. The Japanese yen forward contracts are for an aggregate amount of 1.7 billion Japanese yen at an average forward rate of 114.1 yen or a U.S. dollar equivalent amount of $15.3 million.

Accounting Pronouncements

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

      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2003. The information appearing under “Risk Factors” in such Annual Report on Form 10-K is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2003)

99.2	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

          None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: May 6, 2003

By /s/ ANDREW A. BARNARD

Andrew A. Barnard
President and Chief Executive Officer

Date: May 6, 2003

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

Date: May 6, 2003

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

Date: May 6, 2003

By /s/ CHARLES D. TROIANO

Executive Vice President and
Chief Financial Officer