Form 10-Q
period 2003-06-30
ODYSSEY RE HOLDINGS CORP
filed 2003-08-01
CIK 1137048

As filed with the Securities and Exchange Commission on August 1, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2003	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☑          NO ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 18, 2003

Common Stock, $.01 Par Value	65,003,963

ODYSSEY RE HOLDINGS CORP.

INDEX TO FORM 10-Q

		Page

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations and Comprehensive Income for the six and three months ended June 30, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2003 and 2002 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
ITEM 4.	CONTROLS AND PROCEDURES	30
PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	30
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5.	OTHER INFORMATION — FORWARD LOOKING STATEMENTS	30
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	31
	SIGNATURES	32

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2003	2002

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $1,402,692 and $1,964,758, respectively)	$1,493,345	$1,992,574
Redeemable preferred stock, at fair value (cost $13,398 and $13,398, respectively)	13,780	12,694
Equity securities:
Common stocks, at fair value (cost $147,041 and $146,028, respectively)	173,833	152,560
Common stocks, at equity	107,557	101,021
Short-term investments, at cost which approximates fair value	136,494	189,161
Other invested assets	166,919	149,649
Cash and cash equivalents	1,518,191	484,744

Total investments and cash	3,610,119	3,082,403
Investment income due and accrued	21,365	26,358
Reinsurance balances receivable	526,226	430,491
Reinsurance recoverable on loss payments	151,826	80,473
Reinsurance recoverable on unpaid losses	907,958	1,026,979
Prepaid reinsurance premiums	83,242	92,525
Funds held by ceding insurers	132,247	112,747
Deferred acquisition costs	144,546	128,890
Deferred federal and foreign income taxes	75,875	108,314
Other assets	65,658	215,780

Total assets	$5,719,062	$5,304,960

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,065,532	$2,871,552
Unearned premiums	700,782	602,562
Debt obligations	206,121	206,340
Reinsurance balances payable	159,382	108,257
Funds held under reinsurance contracts	145,165	238,233
Current federal and foreign income taxes	33,019	1,285
Other liabilities	124,208	220,648

Total liabilities	4,434,209	4,248,877

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,334	793,334
Treasury stock, 138,894 shares, at cost	(2,305)	(2,305)
Unearned compensation	(4,005)	(4,572)
Accumulated other comprehensive income, net of deferred income taxes	93,923	21,736
Retained earnings	403,255	247,239

Total stockholders’ equity	1,284,853	1,056,083

Total liabilities and stockholders’ equity	$5,719,062	$5,304,960

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

REVENUES
Gross premiums written	$1,173,717	$831,927	$609,876	$428,174
Ceded premiums written	141,074	98,234	67,162	57,302

Net premiums written	1,032,643	733,693	542,714	370,872
Increase in unearned premiums	(104,172)	(98,519)	(61,566)	(19,013)

Net premiums earned	928,471	635,174	481,148	351,859
Net investment income	59,140	58,228	26,740	30,025
Net realized investment gains	169,815	18,950	131,551	18,213

Total revenues	1,157,426	712,352	639,439	400,097

EXPENSES
Losses and loss adjustment expenses	627,459	436,910	321,734	245,560
Acquisition costs	233,095	157,466	116,997	85,860
Other underwriting expenses	45,963	33,112	25,204	16,277
Other expense, net	3,697	1,653	730	927
Interest expense	4,929	4,396	2,883	2,214

Total expenses	915,143	633,537	467,548	350,838

Income before income taxes and cumulative effect of a change in accounting principle	242,283	78,815	171,891	49,259

Federal and foreign income tax provision (benefit):
Current	89,448	—	55,728	—
Deferred	(6,431)	26,589	3,476	16,434

Total federal and foreign income tax provision	83,017	26,589	59,204	16,434

Income before cumulative effect of a change in accounting principle	159,266	52,226	112,687	32,825
Cumulative effect of a change in accounting principle	—	36,862	—	—

NET INCOME	$159,266	$89,088	$112,687	$32,825

BASIC
Weighted average shares outstanding	64,721,288	64,745,993	64,732,356	64,750,028

Basic earnings per share	$2.46	$1.38	$1.74	$0.51

DILUTED
Weighted average shares outstanding	65,085,416	65,134,081	65,121,690	65,127,351

Diluted earnings per share	$2.45	$1.37	$1.73	$0.50

DIVIDENDS
Dividends declared per share	$0.05	$0.05	$0.025	$0.025

COMPREHENSIVE INCOME
Net income	$159,266	$89,088	$112,687	$32,825
Other comprehensive income, net of tax	72,187	52,013	44,704	56,448

Comprehensive income	$231,453	$141,101	$157,391	$89,273

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	793,334	793,334

TREASURY STOCK
Balance, beginning of period	(2,305)	—
Purchases during period	—	(1,181)
Reissuance during period	—	100

Balance, end of period	(2,305)	(1,081)

UNEARNED COMPENSATION
Balance, beginning of period	(4,572)	(5,704)
Amortization during the period	567	568

Balance, end of period	(4,005)	(5,136)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	21,736	(12,985)
Net increase during the period	72,187	52,013

Balance, end of period	93,923	39,028

RETAINED EARNINGS
Balance, beginning of period	247,239	45,576
Net income	159,266	89,088
Dividends to stockholders	(3,250)	(3,256)

Balance, end of period	403,255	131,408

TOTAL STOCKHOLDERS’ EQUITY	$1,284,853	$958,204

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of period	65,003,963	65,142,857
Net treasury shares acquired	—	(67,294)

Balance, end of period	65,003,963	65,075,563

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
(IN THOUSANDS)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002

OPERATING ACTIVITIES
Net income	$159,266	$89,088
Less: cumulative effect of a change in accounting principle	—	(36,862)

Income before cumulative effect of a change in accounting principle	159,266	52,226
Adjustments to reconcile net income to net cash provided by operating activities:
Reinsurance balances and funds held, net	(228,532)	(107,142)
Unearned premiums	107,504	99,603
Unpaid losses and loss adjustment expenses	313,000	1,370
Federal and foreign income taxes	25,304	26,508
Other assets and liabilities, net	26,361	27,554
Deferred acquisition costs	(15,656)	(22,845)
Net realized investment gains	(169,815)	(18,950)
Bond discount amortization, net	(4,263)	(802)

Net cash provided by operating activities	213,169	57,522

INVESTING ACTIVITIES
Maturities of fixed income securities	17,050	2,318
Sales of fixed income securities	3,766,631	388,418
Purchases of fixed income securities	(3,019,833)	(503,625)
Sales of equity securities	71,752	31,014
Purchases of equity securities	(67,079)	(56,499)
Purchases of other invested assets	(6,327)	(3,881)
Decrease in short-term investments	52,667	12,213

Net cash provided by (used in) investing activities	814,861	(130,042)

FINANCING ACTIVITIES
Dividends	(3,250)	(3,256)
Additional borrowings	—	107,494
Repayment of debt principal	—	(110,000)
Sale of interest rate contract	8,667	—
Purchase of treasury stock	—	(1,181)

Net cash provided by (used in) financing activities	5,417	(6,943)

Increase (decrease) in cash and cash equivalents	1,033,447	(79,463)
Cash and cash equivalents, beginning of period	484,744	375,142

Cash and cash equivalents, end of period	$1,518,191	$295,679

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for its wholly owned subsidiary Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, Odyssey Reinsurance Corporation (“ORC”), Odyssey UK Holdings Corporation (“UK Holdings”), Newline Underwriting Management Ltd., which owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”) and Hudson Insurance Company (“Hudson”). During the second quarter of 2003, the Company acquired an additional 41.7% interest in First Capital Insurance Ltd. (“First Capital”), a Singapore insurance company, increasing the Company’s ownership in First Capital to 97.7%. The cumulative purchase price of First Capital was $31.7 million. Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, is OdysseyRe’s majority stockholder.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair statement presentation of its financial position on such dates and the results of operations for those periods. The results for the six and three months ended June 30, 2003 and 2002 are not necessarily indicative of the results for a full year. As of December 31, 2002, certain amounts have been reclassified to conform to the balance sheet presentation as of June 30, 2003.

      During the first and second quarters of 2003, dividends of $.025 per common share were declared resulting in an aggregate dividend of approximate $1.6 million in each period.

2.     Change in Accounting Principles

      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million shares of the Company’s common stock may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted become exercisable on each annual anniversary of the grant in each of the four years following the grant and expire 10 years from the date of grant, and shall be exercisable at the grant price. Stock options granted under the 2002 Plan as of June 30, 2003 and December 31, 2002, were 769,750 and 446,750, respectively.

      Prior to 2003, the Company had accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted under Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation.” The Company was also required to disclose the pro forma impact on net income had all stock compensation cost been charged to earnings in accordance with the fair value based method prescribed in SFAS 123.

      Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS 123, on a prospective basis, in accordance with SFAS 148 “Accounting for Stock-Based Compensation — Transaction and Disclosure.” The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the six and three months ended June 30, 2003 reflects stock-based compensation expenses related to stock options granted in 2003. The impact of adopting the recognition provisions of SFAS 123 was not material to

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income, financial condition or cash flows. Pursuant to APB 25, no stock-based compensation expenses were recognized for the six and three months ended June 30, 2002. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income and net income per common share (on a pro forma basis) would have been as follows:

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

As reported
Net income:	$159,266	$89,088	$112,687	$32,825

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	34	—	34	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(226)	(93)	(130)	(93)

Pro forma net income	$159,074	$88,995	$112,591	$32,732

Net income per common share:
As reported
Basic	$2.46	$1.38	$1.74	$0.51
Diluted	2.45	1.37	1.73	0.50
Pro forma:
Basic	2.46	1.37	1.74	0.51
Diluted	2.44	1.37	1.73	0.50

      On January 1, 2002, the Company, in accordance with the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, fully amortized its negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the six months ended June 30, 2002. SFAS 142 requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Goodwill and intangible assets with indefinite useful lives will not be subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill of $19.1 million reflected in other assets as of June 30, 2003 and December 31, 2002 has an indefinite life and is not impaired. The Company has not amortized its goodwill during the six and three months ended June 30, 2003 and 2002. There is no effect on the Company’s federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Accumulated Other Comprehensive Income

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the six and three months ended June 30, 2003 and 2002 (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Beginning balance of accumulated other comprehensive income (loss)	$21,736	$(12,985)	$49,219	$(17,420)

Beginning balance of foreign currency translation adjustments	(2,202)	(9,358)	7,524	(9,563)
Ending balance of foreign currency translation adjustments	11,915	2,763	11,915	2,763

Current period change in foreign currency translation adjustments	14,117	12,121	4,391	12,326

Beginning balance of unrealized net gains (losses) on securities	23,938	(3,627)	42,858	(7,857)
Ending balance of unrealized net gains on securities	83,171	36,265	83,171	36,265

Current period change in unrealized net gains on securities	59,233	39,892	40,313	44,122

Beginning balance of minimum pension liability	—	—	(1,163)	—

Ending balance of minimum pension liability	(1,163)	—	(1,163)	—

Current period change of minimum period liability	(1,163)	—	—	—

Current period change in accumulated other comprehensive income	72,187	52,013	44,704	56,448

Ending balance of accumulated other comprehensive income	$93,923	$39,028	$93,923	$39,028

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income (loss) for the six and three months ended June 30, 2003 and 2002 are shown in the following table (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income	$159,266	$89,088	$112,687	$32,825

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	21,718	18,648	6,755	18,963
Unrealized net gains on securities	100,871	75,522	62,830	80,207
Reclassification adjustment for realized gains included in net income	(9,743)	(14,150)	(810)	(12,328)
Minimum pension liability	(1,789)	—	—	—

Other comprehensive income, before tax	111,057	80,020	68,775	86,842

Tax (expense) benefit:
Foreign currency translation	(7,601)	(6,527)	(2,364)	(6,637)
Unrealized net gains on securities	(35,305)	(26,433)	(21,991)	(28,073)
Reclassification adjustment for realized gains included in net income	3,410	4,953	284	4,316
Minimum pension liability	626	—	—	—

Total tax expense	(38,870)	(28,007)	(24,071)	(30,394)

Other comprehensive income, net of tax	72,187	52,013	44,704	56,448

Comprehensive income	$231,453	$141,101	$157,391	$89,273

4.   Earnings Per Share

      Net income for the six and three months ended June 30, 2003 and 2002 per common share has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Income before cumulative effect of a change in accounting principle	$159,266	$52,226	$112,687	$32,825
Cumulative effect of a change in accounting principle	—	36,862	—	—

Net income	$159,266	$89,088	$112,687	$32,825

Weighted average common shares outstanding — basic	64,721,288	64,745,993	64,732,356	64,750,028
Effect of dilutive shares	364,128	388,088	389,334	377,323

Weighted average shares outstanding — dilutive	65,085,416	65,134,081	65,121,690	65,127,351

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Earnings per common shares:
Basic:
Income before cumulative effect of a change in accounting principle	$2.46	$0.81	$1.74	$0.51
Cumulative effect of a change in accounting principle	—	0.57	—	—

Basic earnings per common share	$2.46	$1.38	$1.74	$0.51

Diluted:
Income before cumulative effect of a change in accounting principle	$2.45	$0.80	$1.73	$0.50
Cumulative effect of a change in accounting principle	—	0.57	—	—

Diluted earnings per common share	$2.45	$1.37	$1.73	$0.50

      The 2002 diluted earnings per common share assumes that the Company’s stock options, granted in April 2002 and subsequent, under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan would not be exercised as of June 30, 2002 and the 2003 and 2002 diluted earnings per share does not reflect the conversion of the Company’s convertible debentures into shares of common stock of the Company because, under the terms of the indenture under which the convertible debentures were issued in June 2002, the convertible debentures were not convertible as of June 30, 2003 and 2002.

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

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Newline has established a clean irrevocable letter of credit and a trust account in favor of the Society and Council of Lloyd’s. As of June 30, 2003, the letter of credit was

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valued at £69.5 million ($114.7 million) and was collateralized by $121.1 million of the Company’s investment securities at statement value. As of June 30, 2003, the trust account was valued at £31.2 million ($49.3 million). The letter of credit and the trust account effectively secure the future contingent obligations of UK Holdings should Newline, the Lloyd’s underwriting syndicate in which the Company participates, incur net losses. The Company’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit and the trust account.

      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. While Odyssey America’s potential exposure in connection with this agreement is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the subject business on a quarterly basis. For the six months ended June 30, 2003, Falcon has paid $0.2 million to Odyssey America related to this agreement.

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

      In December 2002, Odyssey America and a retrocessionaire each demanded arbitration to resolve a dispute arising from an excess of loss retrocessional contract, effective January 1, 1998, pursuant to which the retrocessionaire reinsured Odyssey America for 50% of certain accident and health exposures assumed by Odyssey America from a third-party insurer. The dispute arose in October 2002 when the retrocessionaire asserted that the third-party insurer violated the terms of the reinsurance agreement with Odyssey America and that no further payments under the reinsurance agreement should be made.

      In August 2003, Odyssey America and the retrocessionaire executed an Assignment of Rights, Limited Indemnification, and Cooperation Agreement (the “Agreement”), pursuant to which the parties agreed to withdraw their respective demands for arbitration, with prejudice. The Agreement enables the retrocessionaire, with the cooperation of Odyssey America, to assert its defenses directly against the insurer, and indemnifies Odyssey America for expenses Odyssey America incurs resulting from Odyssey America’s cooperation or the retrocessionaire’s assertion of its defenses.

      Odyssey America believes the Agreement makes remote the likelihood that Odyssey America would incur any material liability for Odyssey America in connection with the reinsurance agreement or the retrocession contract.

      OdysseyRe and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings incidental to their business. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations or cash flow of the Company.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2003	2002

Convertible Debt	$110,000	$110,000
Senior notes	96,121	96,340

Total	$206,121	$206,340

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

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at OdysseyRe’s option. Immediately following the issuance of the senior notes, OdysseyRe entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. On June 26, 2002, OdysseyRe prepaid $10.0 million aggregate principal amount of senior notes. On May 8, 2003, the Company sold the variable interest rate instrument for a gain of $6.1 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. As of June 30, 2003, the aggregate principal amount of senior notes outstanding was $90.0 million.

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$90,000
2022	110,000

Total	$200,000

      OdysseyRe’s senior notes are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of June 30, 2003, the Company was in compliance with all covenants.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for six and three months ended June 30, 2003 and 2002 follows (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Gross unpaid losses and loss adjustment expenses, beginning of period	$2,871,552	$2,720,220	$2,949,133	$2,717,482
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,026,979	1,045,791	898,157	1,049,493

Net unpaid losses and loss adjustment expenses, beginning of period	1,844,573	1,674,429	2,050,976	1,667,989

Losses and loss adjustment expenses incurred related to:
Current year	596,586	425,063	302,481	236,393
Prior years	30,873	11,847	19,253	9,167

Total losses and loss adjustment expenses incurred	627,459	436,910	321,734	245,560

Paid losses and loss adjustment expenses related to:
Current year	50,617	51,959	32,908	30,643
Prior years	269,422	385,563	189,526	210,049

Total paid losses and loss adjustment expenses	320,039	437,522	222,434	240,692

Effects of exchange rate changes	5,581	1,981	7,298	2,941

Net unpaid losses and loss adjustment expenses, end of period	2,157,574	1,675,798	2,157,574	1,675,798
Add ceded unpaid losses and loss adjustment expenses, end of period	907,958	1,069,917	907,958	1,069,917

Gross unpaid losses and loss adjustment expenses, end of period	$3,065,532	$2,745,715	$3,065,532	$2,745,715

      The prior years’ loss development for six months and three months ended June 30, 2003 is primarily related to adverse loss emergence on United States Casualty business written in the late 1990’s including discontinued auto lease residual value business. The prior years’ loss development for six months and three months ended June 30, 2002 is also principally related to poor loss emergence on United States Casualty business written in the late 1990’s.

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the six and three months ended June 30, 2003 and 2002 is set forth in the table below (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$189,720	$193,753	$195,742	$192,239
Less ceded unpaid losses and loss adjustment expenses, beginning of period	160,236	164,269	166,258	162,755

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	167,070	163,810	167,070	163,810

Gross unpaid losses and loss adjustment expenses, end of period	$196,554	$193,294	$196,554	$193,294

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$45,712	$55,529	$50,911	$56,931
Less ceded unpaid losses and loss adjustment expenses, beginning of period	13,575	23,392	18,774	24,794

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	9,479	22,674	9,479	22,674

Gross unpaid losses and loss adjustment expenses, end of period	$41,616	$54,811	$41,616	$54,811

      Our survival ratio for environmental and asbestos related liabilities as of June 30, 2003 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is ten years and for asbestos related liabilities is twelve years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on June 30, 2003, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last four years. Our survival ratio is nine years for environmental and asbestos related liabilities as of June 30, 2003, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 28, 2002.

9.	Segment Reporting

      The Company’s operations are managed through four distinct divisions, Americas, EuroAsia, London Market and U.S. Insurance which are established principally based on geographic regions. The Americas division is comprised of the Company’s United States reinsurance operations and its Canadian and Latin America branch offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business primarily through professional reinsurance brokers. Treaty property business is written through its Canadian Branch while the Latin American branch writes both treaty and facultative property business. Effective January 1, 2003, insurance business underwritten by Hudson, which was previously included with the Americas division, and the 2003, new and renewal, medical malpractice and hospital professional liability business (“Healthcare”) underwritten by an affiliate corporation and assumed by Odyssey America, have been combined into a new division, the U.S. Insurance division. For comparative purposes, the segment information presented below for the six and three months ended June 30, 2003 and 2002 has been restated to reflect the Hudson business in the U.S. Insurance division. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo, as well as First Capital. The EuroAsia division writes primarily treaty and facultative property business. The Company’s

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

London Market division operates through two distribution channels, Newline at Lloyd’s where the business focus is casualty insurance, and our London Branch, where the business focus is worldwide property and casualty reinsurance.

      A portion of the gross premiums written by the U.S. Insurance division have been ceded to, and are also included in the Americas division’s gross premiums written. Accordingly, the sum of the gross premiums written for each division does not agree to the total gross premiums written as shown in the tables below and as reflected in the consolidated statements of operations.

      The financial results of these divisions for the six and three months ended June 30, 2003 and 2002 are as follows (in thousands):

			London	U.S.
Six months ended June 30, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$682,135	$182,169	$190,345	$137,871	$1,173,717

Net premiums written	$633,339	$172,745	$165,344	$61,215	$1,032,643

Net premiums earned	$584,762	$164,508	$146,272	$32,929	$928,471

Losses and loss adjustment expenses	397,864	112,788	93,362	23,445	627,459
Acquisition costs and other underwriting expenses	189,471	39,383	42,748	7,456	279,058

Total underwriting deductions	587,335	152,171	136,110	30,901	906,517

Underwriting (loss) income	$(2,573)	$12,337	$10,162	$2,028	21,954

Net investment income					59,140
Net realized investment gains					169,815
Other expense, net					(3,697)
Interest expense					(4,929)

Income from operations before income taxes					$242,283

Underwriting ratios:
Losses and loss adjustment expenses	68.0%	68.6%	63.8%	71.2%	67.6%
Acquisition costs and other underwriting expenses	32.4	23.9	29.2	22.6	30.0

Combined ratio	100.4%	92.5%	93.0%	93.8%	97.6%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Six months ended June 30, 2002	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$565,421	$104,776	$131,054	$46,739	$831,927

Net premiums written	$521,051	$100,696	$100,695	$11,251	$733,693

Net premiums earned	$462,321	$89,461	$75,771	$7,621	$635,174

Losses and loss adjustment expenses	313,871	64,454	52,276	6,309	436,910
Acquisition costs and other underwriting expenses	145,966	24,389	19,398	825	190,578

Total underwriting deductions	459,837	88,843	71,674	7,134	627,488

Underwriting income	$2,484	$618	$4,097	$487	7,686

Net investment income					58,228
Net realized investment gains					18,950
Other expense, net					(1,653)
Interest expense					(4,396)

Income from operations before income taxes					$78,815

Underwriting ratios:
Losses and loss adjustment expenses	67.9%	72.0%	69.0%	82.8%	68.8%
Acquisition costs and other underwriting expenses	31.6	27.3	25.6	10.8	30.0

Combined ratio	99.5%	99.3%	94.6%	93.6%	98.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended June 30, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$340,747	$99,274	$117,275	$57,272	$609,876

Net premiums written	$314,720	$92,668	$106,836	$28,490	$542,714

Net premiums earned	$293,483	$86,925	$82,305	$18,435	$481,148

Losses and loss adjustment expenses	194,953	61,161	53,340	12,280	321,734
Acquisition costs and other underwriting expenses	92,022	21,459	23,563	5,157	142,201

Total underwriting deductions	286,975	82,620	76,903	17,437	463,935

Underwriting income	$6,508	$4,305	$5,402	$998	17,213

Net investment income					26,740
Net realized investment gains					131,551
Other expense, net					(730)
Interest expense					(2,883)

Income from operations before income taxes					$171,891

Underwriting ratios:
Losses and loss adjustment expenses	66.4%	70.4%	64.8%	66.6%	66.9%
Acquisition costs and other underwriting expenses	31.4	24.7	28.6	28.0	29.5

Combined ratio	97.8%	95.1%	93.4%	94.6%	96.4%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended June 30, 2002	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$278,476	$60,342	$67,447	$27,835	$428,174

Net premiums written	$254,435	$59,203	$49,692	$7,542	$370,872

Net premiums earned	$253,576	$54,696	$38,843	$4,744	$351,859

Losses and loss adjustment expenses	174,423	40,281	27,144	3,712	245,560
Acquisition costs and other underwriting expenses	78,857	13,855	9,296	129	102,137

Total underwriting deductions	253,280	54,136	36,440	3,841	347,697

Underwriting income	$296	$560	$2,403	$903	4,162

Net investment income					30,025
Net realized investment gains					18,213
Other expense, net					(927)
Interest expense					(2,214)

Income from operations before income taxes					$49,259

Underwriting ratios:
Losses and loss adjustment expenses	68.8%	73.6%	69.9%	78.3%	69.8%
Acquisition costs and other underwriting expenses	31.1	25.3	23.9	2.7	29.0

Combined ratio	99.9%	98.9%	93.8%	81.0%	98.8%

PART 1 — Item 2.   Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Overview

      Odyssey Re Holdings Corp. is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries, ORC, Hudson, UK Holdings and Newline. During the second quarter of 2003, we acquired an additional 41.7% interest in First Capital, a Singapore insurance company, increasing the Company’s ownership in First Capital to 97.7%. Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, is our majority stockholder.

      Through our operating subsidiaries, principally Odyssey America, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability insurance through a Healthcare division located in Napa, California. We currently reinsure this business through a 100% quota share agreement with an affiliate; however, we are in the process of acquiring an excess and surplus lines insurance company which will underwrite this business on a direct basis. The Healthcare business is included in our U.S. Insurance division. OdysseyRe also underwrites insurance business through Newline and Hudson.

      Throughout 2002 and continuing into 2003, we experienced growth opportunities in a number of areas, evidenced by our increase in gross premiums written of $341.8 million, or 41.1%, to $1,173.7 million for the six months ended June 30, 2003 from $831.9 million for the six months ended June 30, 2002. As a result of improved market conditions, including improved pricing and industry consolidation, and a series of catastrophic events, both in the United States and globally, conditions for us have been improving and we have opportunistically expanded in certain classes of business and in each of our geographic business segments. Our non-United States operations accounted for 40.5% of our premium volume for the six months ended June 30, 2003. For the six months ended June 30, 2003 and 2002, our net premiums written were $1,032.6 million and $733.7 million, respectively, and our net income was $159.3 million and $89.1 million (which included a cumulative effect of a change in accounting principle of $36.9 million for 2002), respectively. As of June 30, 2003, we had total assets of $5.7 billion and total stockholders’ equity of $1.3 billion.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Due to the improved pricing environment and our continued focus on underwriting discipline, our 2003 underwriting results have improved from our strong underwriting results of 2002. Our combined ratio was 97.6% for the six months ended June 30, 2003, a decrease of 1.2 percentage points from the 98.8% combined ratio for the six months ended June 30, 2002. This continued underwriting profitability is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business.

      We operate our business through four divisions, the Americas, EuroAsia, London Market and U.S. Insurance, which are based principally on geographic regions.

      The Americas division is our largest division and writes casualty, surety and property treaty, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative property reinsurance in Central and South America. The Americas division is comprised of three units, the United

States, Canada, and Latin America, with offices, located in Stamford, two offices in New York City, Mexico City, Miami, Santiago and Toronto.

      The EuroAsia division was formed in 2000 as part of the realignment of our business across geographic regions. EuroAsia operates out of four offices, with principal offices in Paris and Singapore. The EuroAsia business consists of international reinsurance business which is geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of the rate increases throughout its international scope of operations and in creating new market opportunities by leveraging its long-term ceding company and broker relationships. The business underwritten by First Capital is also included in the EuroAsia division.

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

      The U.S. Insurance division is comprised of specialty program insurance business underwritten by Hudson, and medical malpractice and hospital professional liability business.

Revenues

      We derive our revenues from two principal sources: premiums from insurance and reinsurance assumed, net of premiums ceded (net premiums written); and income from investments. Net premiums written are earned (net premiums earned) as they are credited to revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.

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

      Our reserves for losses and loss adjustment expenses are estimates of amounts required to pay reported and unreported claims and related loss adjustment expenses. We believe the estimate of these reserves is a “critical accounting estimate” because changes in these reserves can materially affect net income. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved. As of June 30, 2003, our estimate of these liabilities net of reinsurance recoverables was $2,157.6 million, and as of December 31, 2002 was $1,844.6 million.

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

Results of Operations

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Gross Premiums Written. Gross premiums written for the three months ended June 30, 2003 increased by $181.7 million, or 42.4%, to $609.9 million from $428.2 million for the three months ended June 30, 2002. Insurance and reinsurance market conditions continued to improve on a global basis, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $62.2 million, or 22.3%, the EuroAsia division of $39.0 million, or 64.7%, the London Market division of $49.9 million, or 74.0%, and the U.S. Insurance division of $29.5 million, or 106.1%.

      The Americas accounted for $340.7 million, or 55.4%, of our gross premiums written for the three months ended June 30, 2003, an increase of $62.2 million, or 22.3%, compared to $278.5 million, or 64.2%, of our gross premiums written for the three months ended June 30, 2002. Gross premiums written by the United States unit for the three months ended June 30, 2003 were $271.1 million, an increase of $35.5 million, or 15.1%, compared to $235.6 million for the three months ended June 30, 2002. Gross premiums written by the Latin American unit for the three months ended June 30, 2003 were $48.1 million, an increase of $18.9 million, or 64.7%, compared to $29.2 million for the three months ended June 30, 2002. The Canadian unit had gross premiums written of $19.8 million for the three months ended June 30, 2003, an increase of $9.6 million, or 94.1%, compared to $10.2 million for the three months ended June 30, 2002. The increases are due mainly to increased pricing both at the insurance and reinsurance levels.

      For the three months ended June 30, 2003, the EuroAsia division had gross premiums written of $99.3 million, or 16.2% of our gross premiums written, an increase of $39.0 million, or 64.7%, compared to $60.3 million, or 13.9%, of our gross premiums written for the three months ended June 30, 2002. Opportunities in our EuroAsia division have increased due to catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the three months ended June 30, 2003 and 2002, our Paris office had gross premiums written of $70.5 million and $45.5 million, respectively, an increase of $25.0 million, or 54.9%. For the three months ended June 30, 2003 and 2002, our Singapore office had gross premiums written of $23.2 million and $14.8 million, respectively, an increase of $8.4 million, or 56.8%. For the three months ended June 30, 2003, First Capital had $5.6 million of direct premiums written.

      The London Market generated $117.3 million, or 19.1%, of our gross premiums written for the three months ended June 30, 2003, an increase of $49.9 million, or 74.0% compared to $67.4 million, or 15.5%, of our gross premiums written for the three months ended June 30, 2002. Gross premiums written by the London branch for the three months ended June 30, 2003 were $43.3 million, an increase of $16.4 million, or 61.0%, compared to $26.9 million for the three months ended June 30, 2002. Our Lloyds syndicate had gross premiums written of $74.0 million for the three months ended June 30, 2003, an increase of $33.5 million, or 82.7%, compared to $40.5 million for the three months ended June 30, 2002.

      The U.S. Insurance division accounted for $57.3 million, or 9.3% of our gross premiums written for the three months ended June 30, 2003, an increase of $29.5 million or 106.1%, compared to $27.8 million or 6.4% of our gross premiums written for the three months ended June 30, 2002. Hudson had gross premiums written of $45.1 million for the three months ended June 30, 2003, an increase of $17.3 million, or 62.2%, compared to $27.8 million for the three months ended June 30, 2002. The Healthcare business contributed $12.2 million of premiums written for the three months ended June 30, 2003.

      Ceded Premiums Written. Ceded premiums written for the three months ended June 30, 2003 increased by $9.9 million, or 17.3%, to $67.2 million from $57.3 million for the three months ended June 30, 2002. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume and increased cessions related to our U.S. Insurance business.

      Net Premiums Written. Net premiums written for the three months ended June 30, 2003 increased by $171.8 million, or 46.3%, to $542.7 million from $370.9 million for the three months ended June 30, 2002, reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the three months ended June 30, 2003 increased by $129.2 million, or 36.7%, to $481.1 million from $351.9 million for the three months ended June 30, 2002.

      Net Investment Income. Net investment income for the three months ended June 30, 2003 decreased by $3.3 million, or 11.0%, to $26.7 million from $30.0 million for the three months ended June 30, 2002. The decrease is attributable to the significant realized capital gains which have been substantially reinvested in cash and cash equivalents at lower interest rates.

      Net Realized Investment Gains. Net realized investment gains for the three months ended June 30, 2003 increased by $113.4 million, to $131.6 million from $18.2 million for the three months ended June 30, 2002. The increase in net realized gains in the second quarter of 2003 was primarily related to the sale of mid-maturity fixed income securities, which generated gains as we realized the benefits of the appreciation in the portfolio due to interest rates remaining at low levels.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended June 30, 2003 increased by $76.1 million, or 31.0%, to $321.7 million from $245.6 million for the three months ended June 30, 2002. The increase in losses and loss adjustment expenses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the three months ended June 30, 2003 was 66.9% compared to 69.8% for the three months ended June 30, 2002.

      Acquisition Costs. Acquisition costs for the three months ended June 30, 2003 were $117.0 million compared to $85.9 million for the three months ended June 30, 2002 with the increase due to the premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 24.3% for the three months ended June 30, 2003 compared to 24.4% for the three months ended June 30, 2002.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended June 30, 2003 were $25.2 million compared to $16.3 million for the three months ended June 30, 2002. The increase is principally attributable to increased headcount, increased premium taxes resulting from an increase in insurance premiums written and expenses associated with our Healthcare business and First Capital. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.2% for the three months ended June 30, 2003, compared to 4.6% for the three months ended June 30, 2002.

      Other Expenses, Net. Other expenses, net for the three months ended June 30, 2003 were $0.7 million compared to $0.9 million of net expense for the three months ended June 30, 2002. The other expense is primarily comprised of the operating expenses of our holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $2.9 million for the three months ended June 30, 2003, compared to $2.2 million for the three months ended June 30, 2002.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended June 30, 2003 increased by $42.8 million to $59.2 million as compared to $16.4 million for the three months ended June 30, 2002, as a result of the increase in pre-tax income.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Gross Premiums Written. Gross premiums written for the six months ended June 30, 2003 increased by $341.8 million, or 41.1%, to $1,173.7 million from $831.9 million for the six months ended June 30, 2002. Insurance and reinsurance market conditions continued to improve on a global basis, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $116.7 million, or 20.6%, the EuroAsia division of $77.4 million, or 73.9%, the London Market division of $59.3 million, or 45.2%, and the U.S. Insurance division of $91.2 million, or 195.3%.

      The Americas accounted for $682.1 million, or 57.2%, of our gross premiums written for the six months ended June 30, 2003, an increase of $116.7 million, or 20.6%, compared to $565.4 million, or 66.7%, of our gross premiums written for the six months ended June 30, 2002. Gross premiums written by the United States unit for the six months ended June 30, 2003 were $571.7 million, an increase of $76.3 million, or 15.4%, compared to $495.4 million for the six months ended June 30, 2002. Gross premiums written by the Latin American unit for the six months ended June 30, 2003 were $71.4 million, an increase of $24.6 million, or 52.6%, compared to $46.8 million for the six months ended June 30, 2002. The Canadian unit had gross premiums written of $36.7 million for the six months ended June 30, 2003, an increase of $18.7 million, or 103.9%, compared to $18.0 million for the six months ended June 30, 2002. The increases are due mainly to increased pricing both at the insurance and reinsurance levels.

      For the six months ended June 30, 2003, the EuroAsia division had gross premiums written of $182.2 million, or 15.3% of our gross premiums written, an increase of $77.4 million, or 73.9%, compared to $104.8 million, or 12.3%, of our gross premiums written for the six months ended June 30, 2002. Opportunities in our EuroAsia division have increased due to catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the six months ended June 30, 2003 and 2002, our Paris office had gross premiums written of $131.9 million and $78.7 million, respectively, an increase of $53.2 million, or 67.6%. For the six months ended June 30, 2003 and 2002, our Singapore office had gross premiums written of $41.6 million and $26.0 million, respectively, an increase of $15.6 million, or 60.0%. For the six months ended June 30, 2003, First Capital had $8.7 million of direct premiums written.

      The London Market generated $190.3 million, or 16.0%, of our gross premiums written for the six months ended June 30, 2003 as compared to $131.1 million, or 15.5%, of our gross premiums written for the six months ended June 30, 2002. Gross premiums written by the London branch for the six months ended June 30, 2003 were $75.6 million, an increase of $22.1 million, or 41.3%, compared to $53.5 million for the six months ended June 30, 2002. Our Lloyds syndicate had gross premiums written of $114.7 million for the six months ended June 30, 2003, an increase of $37.1 million or 47.8%, compared to $77.6 million for the six months ended June 30, 2002.

      The U.S. Insurance division accounted for $137.9 million, or 11.6% of our gross premiums written for the six months ended June 30, 2003, an increase of $91.2 million, compared to $46.7 million or 5.5% of our gross premiums written for the six months ended June 30, 2002. Hudson for the six months ended June 30, 2003 had gross premiums written of $92.0 million, an increase of $45.3 million, or 97.0%, compared to $46.7 million for the six months ended June 30, 2002. Healthcare contributed $45.9 million of premiums written for the six months ended June 30, 2003.

      Ceded Premiums Written. Ceded premiums written for the six months ended June 30, 2003 increased by $42.9 million, or 43.7%, to $141.1 million from $98.2 million for the six months ended June 30, 2002. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume and increased cessions related to our Hudson and Healthcare business.

      Net Premiums Written. Net premiums written for the six months ended June 30, 2003 increased by $298.9 million, or 40.7%, to $1,032.6 million from $733.7 million for the six months ended June 30, 2002, reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the six months ended June 30, 2003 increased by $293.3 million, or 46.2%, to $928.5 million from $635.2 million for the six months ended June 30, 2002. The change in earned premiums is greater than the increase in premiums written, due to net earned premiums now reflecting growth in written premiums of 40% and 66% in 2001 and 2002, respectively.

      Net Investment Income. Net investment income for the six months ended June 30, 2003 increased by $0.9 million, or 1.5%, to $59.1 million from $58.2 million for the six months ended June 30, 2002. Net investment yield for the six months ended June 30, 2003 was 3.6% on annualized basis, compared to 4.3% for the comparable period in 2002. The decrease in net investment income and net investment yield is attributable to the significant realized capital gains which have been substantially reinvested in cash and cash equivalents at lower interest rates.

      Net Realized Investment Gains. Net realized investment gains for the six months ended June 30, 2003 increased by $150.8 million, to $169.8 million from a gain of $19.0 million for the six months ended June 30, 2002. The increase in net realized gains for the six months ended June 30, 2003 was primarily related to the sale of mid-maturity fixed income securities, which generated gains as we realized the benefits of the appreciation in the portfolio due to interest rates remaining at low levels.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the six months ended June 30, 2003 increased by $190.6 million, or 43.6%, to $627.5 million from $436.9 million for the six months ended June 30, 2002. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the six months ended June 30, 2003 was 67.6% compared to 68.8% for the six months ended June 30, 2002.

      Acquisition Costs. Acquisition costs for the six months ended June 30, 2003 were $233.1 million compared to $157.5 million for the six months ended June 30, 2002 with the increase due to the premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 25.1% for the six months ended June 30, 2003 compared to 24.8% for the six months ended June 30, 2002.

      Other Underwriting Expenses. Other underwriting expenses for the six months ended June 30, 2003 were $46.0 million compared to $33.1 million for the six months ended June 30, 2002. The increase is principally attributable to increased headcount, increased premium taxes resulting from an increase in insurance premiums written and expenses associated with our Healthcare business and First Capital. The other underwriting expense ratio, expressed as a percent of premiums earned, was 4.9% for the six months ended June 30, 2003, compared to 5.2% for the six months ended June 30, 2002.

      Other Expenses, Net. Other expenses, net, for the six months ended June 30, 2003 were $3.7 million compared to $1.7 million for the six months ended June 30, 2002. The other expense is primarily comprised of the operating expenses of the holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $4.9 million for the six months ended June 30, 2003, compared to $4.4 million for the six months ended June 30, 2002.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the six months ended June 30, 2003 increased by $56.4 million to $83.0 million compared to $26.6 million for the six months ended June 30, 2002, as a result of the increase in operating income.

Liquidity and Capital Resources

      Our stockholders’ equity increased by $228.8 million, or 21.7%, to $1,284.9 million as of June 30, 2003 from $1,056.1 million as of December 31, 2002. The increase was attributable to net income of $159.3 million, an increase in accumulated other comprehensive income, net of deferred taxes of $72.2 million, an increase in stockholders’ equity resulting from the amortization of unearned compensation of $0.6 million and a decrease due to dividends paid to stockholders of $3.3 million for the six months ended June 30, 2003. We have flexibility with respect to capitalization as the result of our access to the debt and equity markets. During August 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective by the Commission on December 2, 2002. The registration statement provides for the offer and sale by OdysseyRe of securities, including equity and debt securities, having a total offering price of up to $290.0 million.

      Our liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $213.2 million for the six months ended June 30, 2003, compared to $57.5 million for the six months ended June 30, 2002. The increase in premium collections is directly attributable to the increase in premium volume and profitability realized since the latter part of calendar year 2001, resulting from improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow.

      Total cash provided by investing activities for the six months ended June 30, 2003 was $814.9 million compared to $130.0 million of cash used in investing activities for the six months ended June 30, 2002. The increase in cash proceeds from investing activities is mainly due to a change in the mix of short-term investments and cash and cash equivalents. Cash and cash equivalents were $1,518.2 million and $484.7 million, as of June 30, 2003 and December 31, 2002, respectively. The increase in cash and cash equivalents resulted from us selling longer term securities to realize capital gains during 2003. A significant portion of the proceeds from these sales have been invested in shorter term securities. It is anticipated that our cash and cash equivalents will remain at high levels over the near term, pending re-investment on a basis consistent with our long-term value oriented investment philosophy. Cash and short-term investments are maintained for liquidity purposes and represented 45.8% and 21.9% as of June 30, 2003 and December 31, 2002, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $1.5 billion and $2.0 billion as of June 30, 2003 and December 31, 2002, respectively. Total investments and cash amounted to $3.6 billion as of June 30, 2003, an increase of $527.7 million compared to December 31, 2002. The fixed income securities portfolio has a weighted average of AA security rating as measured by S&P.

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

      In December 2001, we issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at our option. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. On June 26, 2002, we prepaid $10.0 million aggregate principal amount of senior notes. On May 8, 2003 we sold the variable interest rate instrument for a gain of $6.1 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. As of June 30, 2003, the aggregate principal amount of senior notes outstanding was $90.0 million.

      In connection with the business of Newline, we executed a secured letter of credit and a trust account in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. As of June 30, 2003, the letter of credit was valued at £69.5 million, or $114.7 million, and was secured by a pledge of $121.1 million of our investment securities. As of June 30, 2003, the trust account was valued at £31.2 million, or $49.3 million.

      On May 20, 2003, our Board of Directors declared a quarterly cash dividend of $0.025 per share payable on June 30, 2003 to all stockholders of record as of June 16, 2003. Approximately $1.6 million in dividends was paid during the first and second quarters of 2003.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of June 30, 2003 were: A.M. Best Company: A (Excellent); and Standard & Poor’s rating services: A- (Strong).

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of June 30, 2003, our $3.6 billion investment portfolio is comprised of $1.5 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

     Interest Rate Risk

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of June 30, 2003 and December 31, 2002, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2003			As of December 31, 2002

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$1,294.5	$(198.8)	(13.3)%	$1,681.2	$(311.4)	(15.6)%
100 basis point rise	1,390.8	(102.5)	(6.9)	1,819.5	(173.1)	(8.7)
Base Scenario	1,493.3	—	—	1,992.6	—	—
100 basis point decline	1,624.1	130.8	8.8	2,236.7	244.1	12.3
200 basis point decline	1,770.2	276.9	18.5	2,509.9	517.3	26.0

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total these securities represent approximately 7% and 23% of the fair market value of the total fixed income portfolio as of June 30, 2003 and December 31, 2002, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      As of June 30, 2003, excluding other invested assets and affiliated investments, we had gross unrealized appreciation of $138.8 million, which was offset by gross unrealized depreciation of $21.0 million, resulting principally from the current interest rate environment.

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

      As of June 30, 2003 and December 31, 2002, 81.9% and 88.6%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 18.1% and 11.4%, respectively, rated below investment grade. The percentage of below investment grade fixed income securities has increased principally as a result of the decrease in the total fixed income securities from December 31, 2002 to June 30, 2003, resulting from the significant realized gains recognized in 2003.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

     Equity Price Risk

      As of June 30, 2003 and December 31, 2002, 7.8% and 8.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 6.4% and 7.2% on June 30, 2003 and December 31, 2002, respectively, of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $23.0 million and $22.2 million as of June 30, 2003 and December 31, 2002, respectively in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of June 30, 2003 and December 31, 2002, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $457.1 million and $541.5 million, respectively, or 12.7% and 17.6%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 6.3% and 7.6% as of June 30, 2003 and December 31, 2002, respectively, of our investment portfolio, including cash and cash equivalents. As of June 30, 2003, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $45.7 million dollar decline in the fair value of the total investment portfolio.

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

PART I — Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I — Item 4.     Controls and Procedures

      (a)  Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      (b)  Changes in internal control over financial reporting. As of the end of the period covered by this report there was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — Item 4.     Submission of Matters to a Vote of Security Holders

      The annual meeting of our stockholders was held on April 23, 2003. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

      Our directors were elected in an uncontested election. There were no abstentions or broker non-votes. The following are the votes cast for or withheld from the election of directors.

Directors	For	Withheld

V. Prem Watsa	57,239,932	301,174
James F. Dowd	53,365,208	4,175,898
Andrew A. Barnard	52,832,808	4,708,298
Frank B. Bennett	57,226,932	314,174
Anthony F. Griffiths	57,219,843	321,263
Robbert Hartog	57,215,743	325,363
Brandon W. Sweitzer	57,220,810	320,296

      The appointment of PricewaterhouseCoopers as our independent accountants for the year ending December 31, 2003 was approved. The holders of 57,311,155 shares of our common stock voted in favor of the appointment, the holders of 225,031 shares of our common stock voted against the appointment and the holders of 4,920 shares of our common stock abstained. There were no broker non-votes.

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

PART II — Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2003)

      (b) Reports on Form 8-K

      OdysseyRe furnished a Form 8-K to the Securities and Exchange Commission on May 5, 2003, in connection with the issuance of its press release announcing its results for the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: August 1, 2003

By /s/ ANDREW A. BARNARD

Andrew A. Barnard
President and Chief Executive Officer

Date: August 1, 2003

By /s/ CHARLES D. TROIANO

Charles D. Troiano
Executive Vice President and
Chief Financial Officer