Form 10-Q
period 2003-09-30
ODYSSEY RE HOLDINGS CORP
filed 2003-11-03
CIK 1137048

As filed with the Securities and Exchange Commission on November 3, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2003	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☑          NO ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 20, 2003

Common Stock, $.01 Par Value	65,007,103

PART I -- FINANCIAL INFORMATION
PART I -- Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART I -- Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
PART II -- Item 1. Legal Proceedings
PART II -- Item 5. Other Information -- Forward Looking Statements
PART II -- Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-4.1
EX-4.2
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ODYSSEY RE HOLDINGS CORP.

INDEX TO FORM 10-Q

		Page

PART I FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
	Consolidated Statements of Operations and Comprehensive Income for the nine months and three months ended September 30, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2003 and 2002 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4.	CONTROLS AND PROCEDURES	31
PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	32
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None
ITEM 5.	OTHER INFORMATION — FORWARD LOOKING STATEMENTS	32
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	32
	SIGNATURES	34

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	September 30,	December 31,
	2003	2002

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $1,442,642 and $1,964,758, respectively)	$1,479,036	$1,992,574
Redeemable preferred stock, at fair value (cost $13,398)	—	12,694
Equity securities:
Common stocks, at fair value (cost $161,334 and $146,028, respectively)	209,047	152,560
Common stocks, at equity	111,786	101,021
Short-term investments, at cost which approximates fair value	125,847	189,161
Other invested assets	217,061	149,649
Cash and cash equivalents	1,672,273	484,744

Total investments and cash	3,815,050	3,082,403
Investment income due and accrued	14,455	26,358
Reinsurance balances receivable	521,624	430,491
Reinsurance recoverable on loss payments	145,795	80,473
Reinsurance recoverable on unpaid losses	934,725	1,026,979
Prepaid reinsurance premiums	117,712	92,525
Funds held by ceding insurers	129,919	112,747
Deferred acquisition costs	158,999	128,890
Federal and foreign income taxes	73,657	107,029
Other assets	63,708	215,780

Total assets	$5,975,644	$5,303,675

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,207,002	$2,871,552
Unearned premiums	804,385	602,562
Debt obligations	205,673	206,340
Reinsurance balances payable	159,062	108,257
Funds held under reinsurance contracts	142,331	238,233
Other liabilities	126,890	220,648

Total liabilities	4,645,343	4,247,592

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,282	793,334
Treasury stock, 135,754 and 138,894 shares, respectively, at cost	(2,253)	(2,305)
Unearned compensation	(3,722)	(4,572)
Accumulated other comprehensive income, net of deferred income taxes	98,385	21,736
Retained earnings	443,958	247,239

Total stockholders’ equity	1,330,301	1,056,083

Total liabilities and stockholders’ equity	$5,975,644	$5,303,675

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

REVENUES
Gross premiums written	$1,876,670	$1,331,648	$702,953	$499,721
Ceded premiums written	261,870	177,921	120,796	79,687

Net premiums written	1,614,800	1,153,727	582,157	420,034
Increase in unearned premiums	(172,487)	(158,015)	(68,315)	(59,496)

Net premiums earned	1,442,313	995,712	513,842	360,538
Net investment income	90,979	90,486	31,839	32,258
Net realized investment gains	187,078	123,512	17,263	104,562

Total revenues	1,720,370	1,209,710	562,944	497,358

EXPENSES
Losses and loss adjustment expenses	982,438	683,698	354,979	246,788
Acquisition costs	346,760	252,188	113,665	94,722
Other underwriting expenses	72,313	51,668	26,350	18,556
Other expense, net	5,255	2,675	1,558	1,022
Interest expense	7,641	6,580	2,712	2,184

Total expenses	1,414,407	996,809	499,264	363,272

Income before income taxes and cumulative effect of a change in accounting principle	305,963	212,901	63,680	134,086

Federal and foreign income tax provision:
Current	102,548	—	13,100	—
Deferred	1,821	72,905	8,252	46,316

Total federal and foreign income tax provision	104,369	72,905	21,352	46,316

Income before cumulative effect of a change in accounting principle	201,594	139,996	42,328	87,770
Cumulative effect of a change in accounting principle	—	36,862	—	—

NET INCOME	$201,594	$176,858	$42,328	$87,770

BASIC
Weighted average shares outstanding	64,731,801	64,741,992	64,746,415	64,734,119

Basic earnings per share	$3.11	$2.73	$0.65	$1.36

DILUTED
Weighted average shares outstanding	65,095,465	65,132,841	65,125,348	65,131,409

Diluted earnings per share	$3.10	$2.72	$0.65	$1.35

DIVIDENDS
Dividends declared per share	$0.075	$0.075	$0.025	$0.025

COMPREHENSIVE INCOME
Net income	$201,594	$176,858	$42,328	$87,770
Other comprehensive income (loss), net of tax	76,649	29,476	4,462	(22,537)

Comprehensive income	$278,243	$206,334	$46,790	$65,233

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	793,334	793,334
Net decrease during period	(52)	—

Balance, end of period	793,282	793,334

TREASURY STOCK
Balance, beginning of period	(2,305)	—
Purchases during period	—	(1,345)
Reissuance during period	52	100

Balance, end of period	(2,253)	(1,245)

UNEARNED COMPENSATION
Balance, beginning of period	(4,572)	(5,704)
Amortization during the period	850	850

Balance, end of period	(3,722)	(4,854)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	21,736	(12,985)
Net increase during the period	76,649	29,476

Balance, end of period	98,385	16,491

RETAINED EARNINGS
Balance, beginning of period	247,239	45,576
Net income	201,594	176,858
Dividends to stockholders	(4,875)	(4,886)

Balance, end of period	443,958	217,548

TOTAL STOCKHOLDERS’ EQUITY	$1,330,301	$1,021,925

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of period	65,003,963	65,142,857
Net treasury shares reissued (acquired)	3,140	(77,794)

Balance, end of period	65,007,103	65,065,063

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
(IN THOUSANDS)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

OPERATING ACTIVITIES
Net income	$201,594	$176,858
Less: cumulative effect of a change in accounting principle	—	(36,862)

Income before cumulative effect of a change in accounting principle	201,594	139,996
Adjustments to reconcile net income to net cash provided by operating activities:
Reinsurance balances and funds held, net	(218,724)	(189,085)
Unearned premiums	176,636	160,224
Unpaid losses and loss adjustment expenses	427,704	59,949
Federal and foreign income taxes	(5,861)	72,670
Other assets and liabilities, net	38,452	37,377
Deferred acquisition costs	(30,109)	(37,052)
Net realized investment gains	(187,078)	(123,512)
Bond discount amortization, net	(7,407)	(1,265)

Net cash provided by operating activities	395,207	119,302

INVESTING ACTIVITIES
Maturities of fixed income securities	17,279	5,795
Sales of fixed income securities	4,196,886	1,803,223
Purchases of fixed income securities	(3,456,595)	(1,496,778)
Sales of equity securities	77,639	39,514
Purchases of equity securities	(81,821)	(149,861)
Purchases of other invested assets	(28,172)	(26,173)
Decrease (increase) in short-term investments	63,314	(306,454)
Cash and cash equivalents acquired	—	29,890

Net cash provided by (used in) investing activities	788,530	(100,844)

FINANCING ACTIVITIES
Dividends	(4,875)	(4,886)
Additional borrowings	—	107,494
Repayment of debt principal	—	(110,000)
Sale of interest rate contract	8,667	—
Purchase of treasury stock	—	(1,345)

Net cash provided by (used in) financing activities	3,792	(8,737)

Increase in cash and cash equivalents	1,187,529	9,721
Cash and cash equivalents, beginning of period	484,744	375,142

Cash and cash equivalents, end of period	$1,672,273	$384,863

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

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the nine and three months ended September 30, 2003 and 2002 are not necessarily indicative of the results for a full year. As of December 31, 2002, certain amounts have been reclassified to conform to the balance sheet presentation as of September 30, 2003.

      During each of the first three quarters of 2003, dividends of $.025 per common share were declared resulting in an aggregate dividend of approximate $1.6 million in each period.

2.     Change in Accounting Principles

      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million shares of the Company’s common stock may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted become exercisable on each annual anniversary of the grant in each of the four years following the grant and expire 10 years from the date of grant, and shall be exercisable at the grant price. Stock options granted under the 2002 Plan as of September 30, 2003 and December 31, 2002, were 778,375 and 446,750, respectively.

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

      Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS 123, on a prospective basis, in accordance with SFAS 148 “Accounting for Stock-Based Compensation — Transaction and Disclosure.” The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the nine and three months ended September 30, 2003 reflects stock-based compensation expenses related to stock options granted in 2003. The impact of adopting the recognition provisions of SFAS 123 was not

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material to net income, financial condition or cash flows. Pursuant to APB 25, no stock-based compensation expenses were recognized for the nine and three months ended September 30, 2002. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income and net income per common share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

As reported
Net income:	$201,594	$176,858	$42,328	$87,770
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	109	—	75	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(397)	(187)	(171)	(94)

Pro forma net income	$201,306	$176,671	$42,232	$87,676

Net income per common share:
As reported
Basic	$3.11	$2.73	$0.65	$1.36
Diluted	3.10	2.72	0.65	1.35
Pro forma:
Basic	$3.11	$2.73	$0.65	$1.35
Diluted	3.09	2.71	0.65	1.35

      On January 1, 2002, the Company, in accordance with the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, fully amortized its negative goodwill of $36.9 million and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the nine months ended September 30, 2002. SFAS 142 requires that an entity determine if the goodwill or other intangible assets has an indefinite or a finite useful life. Goodwill and intangible assets with indefinite useful lives will not be subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill of $19.3 million and $19.1 million, respectively, reflected in other assets as of September 30, 2003 and December 31, 2002 was not impaired. The Company has not amortized its goodwill during the nine and three months ended September 30, 2003 and 2002. There is no effect on the Company’s federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Accumulated Other Comprehensive Income

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the nine and three months ended September 30, 2003 and 2002 (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Beginning balance of accumulated other comprehensive income (loss)	$21,736	$(12,985)	$93,923	$39,028

Beginning balance of foreign currency translation adjustments	(2,202)	(9,358)	11,915	2,763
Ending balance of foreign currency translation adjustments	22,171	(4,639)	22,171	(4,639)

Current period change in foreign currency translation adjustments	24,373	4,719	10,256	(7,402)

Beginning balance of unrealized net gains (losses) on securities	23,938	(3,627)	83,171	36,265
Ending balance of unrealized net gains on securities	77,377	21,130	77,377	21,130

Current period change in unrealized net gains (losses) on securities	53,439	24,757	(5,794)	(15,135)

Beginning balance of minimum pension liability	—	—	(1,163)	—

Ending balance of minimum pension liability	(1,163)	—	(1,163)	—

Current period change of minimum pension liability	(1,163)	—	—	—

Current period change in accumulated other comprehensive income (loss)	76,649	29,476	4,462	(22,537)

Ending balance of accumulated other comprehensive income	$98,385	$16,491	$98,385	$16,491

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income (loss) for the nine and three months ended September 30, 2003 and 2002 are shown in the following table (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net income	$201,594	$176,858	$42,328	$87,770

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	37,497	7,260	15,779	(11,388)
Unrealized net gains on securities	100,839	61,669	(32)	(13,853)
Reclassification adjustment for realized gains included in net income	(18,625)	(23,581)	(8,882)	(9,431)
Minimum pension liability	(1,789)	—	—	—

Other comprehensive income (loss), before tax	117,922	45,348	6,865	(34,672)

Tax (expense) benefit:
Foreign currency translation adjustments	(13,124)	(2,541)	(5,523)	3,986
Unrealized net gains on securities	(35,294)	(21,584)	11	4,849
Reclassification adjustment for realized gains included in net income	6,519	8,253	3,109	3,300
Minimum pension liability	626	—	—	—

Total tax (expense) benefit	(41,273)	(15,872)	(2,403)	12,135

Other comprehensive income (loss), net of tax	76,649	29,476	4,462	(22,537)

Comprehensive income	$278,243	$206,334	$46,790	$65,233

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Earnings Per Share

      Net income for the nine and three months ended September 30, 2003 and 2002 per common share has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Income before cumulative effect of a change in accounting principle	$201,594	$139,996	$42,328	$87,770
Cumulative effect of a change in accounting principle	—	36,862	—	—

Net income	$201,594	$176,858	$42,328	$87,770

Weighted average common shares outstanding — basic	64,731,801	64,741,992	64,746,415	64,734,119
Effect of dilutive shares	363,664	390,849	378,933	397,290

Weighted average shares outstanding — dilutive	65,095,465	65,132,841	65,125,348	65,131,409

Earnings per common shares:
Basic:
Income before cumulative effect of a change in accounting principle	$3.11	$2.16	$0.65	$1.36
Cumulative effect of a change in accounting principle	—	0.57	—	—

Basic earnings per common share	$3.11	$2.73	$0.65	$1.36

Diluted:
Income before cumulative effect of a change in accounting principle	$3.10	$2.15	$0.65	$1.35
Cumulative effect of a change in accounting principle	—	0.57	—	—

Diluted earnings per common share	$3.10	$2.72	$0.65	$1.35

      The 2002 diluted earnings per common share assumes that the Company’s stock options, granted in April 2002 and subsequent, under the 2002 Plan would not be exercised as of September 30, 2002, and the 2003 and 2002 diluted earnings per common share does not reflect the conversion of the Company’s convertible debentures into shares of common stock of the Company because, under the terms of the indenture under which the convertible debentures were issued in June 2002, the convertible debentures were not convertible as of September 30, 2003 and 2002.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all of the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR becomes insolvent and CTR is not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. This guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America. While Odyssey America’s potential exposure in connection with this guarantee is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for all obligations under this guarantee.

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Newline has established a clean irrevocable letter of credit and a trust account in favor of the Society and Council of Lloyd’s. As of September 30, 2003, the letter of credit was valued at £69.5 million ($115.5 million) and was collateralized by $121.0 million of the Company’s investment securities at statement value. As of September 30, 2003, the trust account was valued at £31.2 million ($49.3 million). The letter of credit and the trust account effectively secure the future contingent obligations of UK Holdings should Newline, the Lloyd’s underwriting syndicate in which the Company participates, incur net losses. The Company’s contingent liability to the Society and Council of Lloyd’s is limited to the amount of the letter of credit and the trust account.

      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. While Odyssey America’s potential exposure in connection with this agreement is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the subject business on a quarterly basis. For the nine months ended September 30, 2003, Falcon has paid $0.3 million to Odyssey America related to this agreement.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      OdysseyRe believes the Agreement makes remote the likelihood that Odyssey America would incur any material liability in connection with the reinsurance agreement or the retrocession contract.

      OdysseyRe and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings incidental to their business. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations or cash flow of the Company.

6.     Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2003	2002

Convertible Debt	$110,000	$110,000
Senior notes	95,673	96,340

Total	$205,673	$206,340

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

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at OdysseyRe’s option. Immediately following the issuance of the senior notes, OdysseyRe entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. On June 26, 2002, OdysseyRe prepaid $10.0 million aggregate principal amount of senior notes. On May 8, 2003, the Company sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. As of September 30, 2003, the aggregate principal amount of senior notes outstanding was $90.0 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$90,000
2022	110,000

Total	$200,000

      OdysseyRe’s senior notes are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of September 30, 2003, the Company was in compliance with all covenants.

7.	Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for nine and three months ended September 30, 2003 and 2002 follows (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Gross unpaid losses and loss adjustment expenses, beginning of period	$2,871,552	$2,720,220	$3,065,532	$2,745,715
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,026,979	1,045,791	907,958	1,069,917

Net unpaid losses and loss adjustment expenses, beginning of period	1,844,573	1,674,429	2,157,574	1,675,798

Acquisition of net unpaid losses and loss adjustment expenses	—	9,748	—	9,748

Losses and loss adjustment expenses incurred related to:
Current year	928,072	651,110	331,486	226,047
Prior years	54,366	32,588	23,493	20,741

Total losses and loss adjustment expenses incurred	982,438	683,698	354,979	246,788

Paid losses and loss adjustment expenses related to:
Current year	106,752	96,059	56,135	44,100
Prior years	451,290	531,992	181,868	146,429

Total paid losses and loss adjustment expenses	558,042	628,051	238,003	190,529

Effects of exchange rate changes	3,308	4,300	(2,273)	2,319

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net unpaid losses and loss adjustment expenses, end of period	2,272,277	1,744,124	2,272,277	1,744,124
Add ceded unpaid losses and loss adjustment expenses, end of period	934,725	1,063,243	934,725	1,063,243

Gross unpaid losses and loss adjustment expenses, end of period	$3,207,002	$2,807,367	$3,207,002	$2,807,367

      The prior years’ loss development for nine months and three months ended September 30, 2003 is primarily related to adverse loss emergence on United States Casualty business written in the late 1990’s including discontinued auto lease residual value business. The prior years’ loss development for nine months and three months ended September 30, 2002 is also principally related to poor loss emergence on United States Casualty business written in the late 1990’s.

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net of reinsurance, for the nine and three months ended September 30, 2003 and 2002 is set forth in the table below (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$189,720	$193,753	$196,554	$193,294
Less ceded unpaid losses and loss adjustment expenses, beginning of period	160,236	164,269	167,070	163,810

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	176,542	158,482	176,542	158,482

Gross unpaid losses and loss adjustment expenses, end of period	$206,026	$187,966	$206,026	$187,966

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$45,712	$55,529	$41,616	$54,811
Less ceded unpaid losses and loss adjustment expenses, beginning of period	13,575	23,392	9,479	22,674

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	7,763	22,802	7,763	22,802

Gross unpaid losses and loss adjustment expenses, end of period	$39,900	$54,939	$39,900	$54,939

      Our survival ratio for environmental and asbestos related liabilities as of September 30, 2003 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is eight years and for asbestos related liabilities is twelve years. The survival ratio represents

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the environmental impairment and asbestos related illness reserves, net of reinsurance, on September 30, 2003, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last four years. Our survival ratio is nine years for environmental and asbestos related liabilities as of September 30, 2003, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 28, 2002.

9.     Segment Reporting

      The Company’s operations are managed through four distinct divisions, Americas, EuroAsia, London Market and U.S. Insurance which are established principally based on geographic regions. The Americas division is comprised of the Company’s United States reinsurance operations and its Canadian and Latin America branch offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business primarily through professional reinsurance brokers. Treaty property business is written through its Canadian branch, while the Latin American branch writes both treaty and facultative property business. Effective January 1, 2003, insurance business underwritten by Hudson, which was previously included with the Americas division, and the 2003, new and renewal, medical malpractice and hospital professional liability business (“Healthcare”) underwritten by an affiliate corporation and assumed by Odyssey America (see note 10), have been combined into a new division, the U.S. Insurance division. For comparative purposes, the segment information presented below for the nine and three months ended September 30, 2003 and 2002 has been restated to reflect the Hudson business in the U.S. Insurance division. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo, as well as First Capital. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market division operates through two distribution channels, Newline at Lloyd’s where the business focus is casualty insurance, and our London branch, where the business focus is worldwide property and casualty reinsurance.

      A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in the Americas division’s gross premiums written. Accordingly, the sum of the gross premiums written for each division does not agree to the total gross premiums written as shown in the tables below and as reflected in the consolidated statements of operations.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The financial results of these divisions for the nine and three months ended September 30, 2003 and 2002 are as follows (in thousands):

			London	U.S.
Nine months ended September 30, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$1,042,992	$298,608	$313,223	$254,485	$1,876,670

Net premiums written	$955,715	$285,765	$263,276	$110,044	$1,614,800

Net premiums earned	$884,873	$260,565	$234,982	$61,893	$1,442,313

Losses and loss adjustment expenses	601,792	184,960	150,970	44,716	982,438
Acquisition costs and other underwriting expenses	281,669	62,169	65,464	9,771	419,073

Total underwriting deductions	883,461	247,129	216,434	54,487	1,401,511

Underwriting income	$1,412	$13,436	$18,548	$7,406	40,802

Net investment income					90,979
Net realized investment gains					187,078
Other expense, net					(5,255)
Interest expense					(7,641)

Income from operations before income taxes					$305,963

Underwriting ratios:
Losses and loss adjustment expenses	68.0%	71.0%	64.2%	72.2%	68.1%
Acquisition costs and other underwriting expenses	31.8	23.9	27.9	15.8	29.1

Combined ratio	99.8%	94.9%	92.1%	88.0%	97.2%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Nine months ended September 30, 2002	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$864,022	$178,293	$212,744	$98,240	$1,331,648

Net premiums written	$798,949	$171,109	$161,629	$22,040	$1,153,727

Net premiums earned	$705,760	$151,279	$125,053	$13,620	$995,712

Losses and loss adjustment expenses	475,414	117,548	79,852	10,884	683,698
Acquisition costs and other underwriting expenses	223,223	40,299	37,555	2,779	303,856

Total underwriting deductions	698,637	157,847	117,407	13,663	987,554

Underwriting income (loss)	$7,123	$(6,568)	$7,646	$(43)	8,158

Net investment income					90,486
Net realized investment gains					123,512
Other expense, net					(2,675)
Interest expense					(6,580)

Income from operations before income taxes					$212,901

Underwriting ratios:
Losses and loss adjustment expenses	67.4%	77.7%	63.9%	79.9%	68.7%
Acquisition costs and other underwriting expenses	31.6	26.6	30.0	20.4	30.5

Combined ratio	99.0%	104.3%	93.9%	100.3%	99.2%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended September 30, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$360,857	$116,439	$122,878	$116,614	$702,953

Net premiums written	$322,376	$113,020	$97,932	$48,829	$582,157

Net premiums earned	$300,111	$96,057	$88,710	$28,964	$513,842

Losses and loss adjustment expenses	203,928	72,172	57,608	21,271	354,979
Acquisition costs and other underwriting expenses	92,198	22,786	22,716	2,315	140,015

Total underwriting deductions	296,126	94,958	80,324	23,586	494,994

Underwriting income	$3,985	$1,099	$8,386	$5,378	18,848

Net investment income					31,839
Net realized investment gains					17,263
Other expense, net					(1,558)
Interest expense					(2,712)

Income from operations before income taxes					$63,680

Underwriting ratios:
Losses and loss adjustment expenses	68.0%	75.1%	64.9%	73.4%	69.1%
Acquisition costs and other underwriting expenses	30.7	23.7	25.6	8.0	27.2

Combined ratio	98.7%	98.8%	90.5%	81.4%	96.3%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended September 30, 2002	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$298,600	$73,517	$81,690	$51,501	$499,721

Net premiums written	$277,898	$70,413	$60,934	$10,789	$420,034

Net premiums earned	$243,439	$61,818	$49,282	$5,999	$360,538

Losses and loss adjustment expenses	161,543	53,094	27,576	4,575	246,788
Acquisition costs and other underwriting expenses	77,257	15,910	18,157	1,954	113,278

Total underwriting deductions	238,800	69,004	45,733	6,529	360,066

Underwriting income (loss)	$4,639	$(7,186)	$3,549	$(530)	472

Net investment income					32,258
Net realized investment gains					104,562
Other expense, net					(1,022)
Interest expense					(2,184)

Income from operations before income taxes					$134,086

Underwriting ratios:
Losses and loss adjustment expenses	66.4%	85.9%	56.0%	76.2%	68.5%
Acquisition costs and other underwriting expenses	31.7	25.7	36.8	32.6	31.4

Combined ratio	98.1%	111.6%	92.8%	108.8%	99.9%

10.     Subsequent Events

      On October 31, 2003, OdysseyRe issued $150.0 million aggregate principal amount of senior notes due November 1, 2013. Interest accrues on the senior notes at the rate of 7.65%, which is due semi-annually on May 1 and November 1. The senior notes are redeemable prior to maturity at the discretion of OdysseyRe. The Company intends to use the proceeds from this offering to contribute capital to its operating subsidiaries and for general corporate purposes.

      On October 28, 2003, OdysseyRe, through its wholly owned subsidiary, Odyssey America, completed the acquisition of a shell company, General Security Indemnity Company. The acquired company will be re-named Hudson Specialty Insurance Company and will serve as the main platform for the new Healthcare unit and will also provide the Hudson specialty programs unit with a surplus lines vehicle.

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

      Through our operating subsidiaries, principally Odyssey America, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability insurance through a Healthcare division located in Napa, California. We currently reinsure this business through a 100% quota share agreement with an affiliate. On October 28, 2003, we acquired an excess and surplus lines insurance company which will serve as the main platform for the Healthcare business. The Healthcare business is included in our U.S. Insurance division. OdysseyRe also underwrites insurance business through Newline and Hudson.

      Throughout 2002 and continuing into 2003, we experienced growth opportunities in a number of areas, evidenced by our increase in gross premiums written of $545.1 million, or 40.9%, to $1,876.7 million for the nine months ended September 30, 2003 from $1,331.6 million for the nine months ended September 30, 2002. As a result of improved market conditions, including improved pricing and industry consolidation, and a series of catastrophic events, both in the United States and globally, conditions for us have been improving and we have opportunistically expanded in certain classes of business and in each of our geographic business segments. Our non-United States operations accounted for 41.9% of our premium volume for the nine months ended September 30, 2003. For the nine months ended September 30, 2003 and 2002, our net premiums written were $1,614.8 million and $1,153.7 million, respectively, and our net income was $201.6 million and $176.9 million (which included a cumulative effect of a change in accounting principle of $36.9 million for 2002), respectively. As of September 30, 2003, we had total assets of $6.0 billion and total stockholders’ equity of $1.3 billion.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Due to the improved pricing environment and our continued focus on underwriting discipline, our 2003 underwriting results have improved from our strong underwriting results of 2002. Our combined ratio was 97.2% for the nine months ended September 30, 2003, a decrease of 2.0 percentage points from the 99.2% combined ratio for the nine months ended September 30, 2002. This continued underwriting profitability is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business.

      We operate our business through four divisions, the Americas, EuroAsia, London Market and U.S. Insurance, which are based principally on geographic regions.

      The Americas division is our largest division and writes casualty, surety and property treaty, and facultative casualty reinsurance in the United States and Canada, and treaty and facultative property reinsurance in Central and South America. The Americas division is comprised of three units, the United States, Canada, and Latin America, with two offices in New York City, and offices located in Stamford, Mexico City, Miami, Santiago and Toronto.

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

      Our reserves for losses and loss adjustment expenses are estimates of amounts required to pay reported and unreported claims and related loss adjustment expenses. We believe the estimate of these reserves is a “critical accounting estimate” because changes in these reserves can materially affect net income. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved. As of September 30, 2003, our estimate of these liabilities net of reinsurance recoverables was $2,272.3 million, and as of December 31, 2002 was $1,844.6 million.

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

Results of Operations

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Gross Premiums Written. Gross premiums written for the three months ended September 30, 2003 increased by $203.3 million, or 40.7%, to $703.0 million from $499.7 million for the three months ended September 30, 2002. Insurance and reinsurance market conditions continued to improve on a global basis, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $62.3 million, or 20.9%, the EuroAsia division of $42.9 million, or 58.4%, the London Market division of $41.2 million, or 50.4%, and the U.S. Insurance division of $65.1 million, or 126.4%.

      The Americas accounted for $360.9 million, or 50.3%, of our gross premiums written for the three months ended September 30, 2003, an increase of $62.3 million, or 20.9%, compared to $298.6 million, or 59.1%, of our gross premiums written for the three months ended September 30, 2002. Gross premiums written by the United States unit for the three months ended September 30, 2003 were $296.6 million, an increase of $40.5 million, or 15.8%, compared to $256.1 million for the three months ended September 30, 2002. Gross premiums written by the Latin American unit for the three months ended September 30, 2003 were $44.0 million, an increase of $13.3 million, or 43.3%, compared to $30.7 million for the three months ended September 30, 2002. The Canadian unit had gross premiums written of $19.4 million for the three months ended September 30, 2003, an increase of $9.0 million, or 86.5%, compared to $10.4 million for the three months ended September 30, 2002.

      For the three months ended September 30, 2003, the EuroAsia division had gross premiums written of $116.4 million, or 16.2% of our gross premiums written, an increase of $42.9 million, or 58.4%, compared to $73.5 million, or 14.5%, of our gross premiums written for the three months ended September 30, 2002. Opportunities in our EuroAsia division have increased due to catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the three months ended September 30, 2003 and 2002, our Paris office had gross premiums written of $86.6 million and $53.4 million, respectively, an increase of $33.2 million, or 62.2%. For the three months ended September 30, 2003 and 2002, our Singapore office had gross premiums written of $25.2 million and $20.1 million, respectively, an increase of $5.1 million, or 25.4%. For the three months ended September 30, 2003, First Capital had $4.6 million of direct premiums written.

      The London Market generated $122.9 million, or 17.1%, of our gross premiums written for the three months ended September 30, 2003, an increase of $41.2 million, or 50.4% compared to $81.7 million, or

16.2%, of our gross premiums written for the three months ended September 30, 2002. Gross premiums written by the London branch for the three months ended September 30, 2003 were $41.6 million, an increase of $8.2 million, or 24.6%, compared to $33.4 million for the three months ended September 30, 2002. Our Lloyds syndicate had gross premiums written of $81.3 million for the three months ended September 30, 2003, an increase of $33.0 million, or 68.3%, compared to $48.3 million for the three months ended September 30, 2002.

      The U.S. Insurance division accounted for $116.6 million, or 16.3%, of our gross premiums written for the three months ended September 30, 2003, an increase of $65.1 million or 126.4%, compared to $51.5 million or 10.2% of our gross premiums written for the three months ended September 30, 2002. Hudson had gross premiums written of $69.1 million for the three months ended September 30, 2003, an increase of $17.6 million, or 34.2%, compared to $51.5 million for the three months ended September 30, 2002. The Healthcare business contributed $47.5 million of premiums written for the three months ended September 30, 2003.

      Ceded Premiums Written. Ceded premiums written for the three months ended September 30, 2003 increased by $41.1 million, or 51.6%, to $120.8 million from $79.7 million for the three months ended September 30, 2002. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume and increased cessions related to our U.S. Insurance business.

      Net Premiums Written. Net premiums written for the three months ended September 30, 2003 increased by $162.2 million, or 38.6%, to $582.2 million from $420.0 million for the three months ended September 30, 2002, reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the three months ended September 30, 2003 increased by $153.3 million, or 42.5%, to $513.8 million from $360.5 million for the three months ended September 30, 2002.

      Net Investment Income. Net investment income for the three months ended September 30, 2003 decreased by $0.5 million, or 1.5%, to $31.8 million from $32.3 million for the three months ended September 30, 2002. The decrease is attributable to the significant realized capital gains which have been substantially reinvested in cash and cash equivalents at lower interest rates.

      Net Realized Investment Gains. Net realized investment gains for the three months ended September 30, 2003 decreased by $87.3 million, to $17.3 million from $104.6 million for the three months ended September 30, 2002. The decrease in net realized gains in the third quarter of 2003 was primarily related to the timing of the recognition of realized investment gains.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended September 30, 2003 increased by $108.2 million, or 43.8%, to $355.0 million from $246.8 million for the three months ended September 30, 2002. The increase in losses and loss adjustment expenses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the three months ended September 30, 2003 was 69.1% compared to 68.5% for the three months ended September 30, 2002.

      Acquisition Costs. Acquisition costs for the three months ended September 30, 2003 were $113.7 million compared to $94.7 million for the three months ended September 30, 2002 with the increase due to the premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 22.1% for the three months ended September 30, 2003 compared to 26.3% for the three months ended September 30, 2002.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended September 30, 2003 were $26.4 million compared to $18.6 million for the three months ended September 30, 2002. The increase is principally attributable to increased headcount, increased premium taxes resulting from an increase in insurance premiums written and expenses associated with our Healthcare business and First Capital. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.1% for the three months ended September 30, 2003 and 2002.

      Other Expenses, Net. Other expenses, net for the three months ended September 30, 2003, were $1.6 million compared to $1.0 million for the three months ended September 30, 2002. Other expenses, net is primarily comprised of the operating expenses of our holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $2.7 million for the three months ended September 30, 2003, compared to $2.2 million for the three months ended September 30, 2002.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended September 30, 2003 decreased by $24.9 million to $21.4 million as compared to $46.3 million for the three months ended September 30, 2002, as a result of the decrease in pre-tax income.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2003 increased by $545.1 million, or 40.9%, to $1,876.7 million from $1,331.6 million for the nine months ended September 30, 2002. Insurance and reinsurance market conditions continued to improve on a global basis, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $179.0 million, or 20.7%, the EuroAsia division of $120.3 million, or 67.5%, the London Market division of $100.5 million, or 47.2%, and the U.S. Insurance division of $156.3 million, or 159.2%.

      The Americas accounted for $1,043.0 million, or 54.6%, of our gross premiums written for the nine months ended September 30, 2003, an increase of $179.0 million, or 20.7%, compared to $864.0 million, or 63.8%, of our gross premiums written for the nine months ended September 30, 2002. Gross premiums written by the United States unit for the nine months ended September 30, 2003 were $868.3 million, an increase of $116.8 million, or 15.5%, compared to $751.5 million for the nine months ended September 30, 2002. Gross premiums written by the Latin American unit for the nine months ended September 30, 2003 were $115.4 million, an increase of $37.9 million, or 48.9%, compared to $77.5 million for the nine months ended September 30, 2002. The Canadian unit had gross premiums written of $56.2 million for the nine months ended September 30, 2003, an increase of $27.8 million, or 97.9%, compared to $28.4 million for the nine months ended September 30, 2002.

      For the nine months ended September 30, 2003, the EuroAsia division had gross premiums written of $298.6 million, or 15.6%, of our gross premiums written, an increase of $120.3 million, or 67.5%, compared to $178.3 million, or 13.2%, of our gross premiums written for the nine months ended September 30, 2002. Opportunities in our EuroAsia division have increased due to catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the nine months ended September 30, 2003 and 2002, our Paris office had gross premiums written of $218.4 million and $132.1 million, respectively, an increase of $86.3 million, or 65.3%. For the nine months ended September 30, 2003 and 2002, our Singapore office had gross premiums written of $66.8 million and $46.2 million, respectively, an increase of $20.6 million, or 44.6%. For the nine months ended September 30, 2003, First Capital had $13.4 million of direct premiums written.

      The London Market generated $313.2 million, or 16.4%, of our gross premiums written for the nine months ended September 30, 2003 as compared to $212.7 million, or 15.7%, of our gross premiums written for the nine months ended September 30, 2002. Gross premiums written by the London branch for the nine months ended September 30, 2003 were $117.2 million, an increase of $30.3 million, or 34.9%, compared to $86.9 million for the nine months ended September 30, 2002. Our Lloyds syndicate had gross premiums written of $196.0 million for the nine months ended September 30, 2003, an increase of $70.2 million or 55.8%, compared to $125.8 million for the nine months ended September 30, 2002.

      The U.S. Insurance division accounted for $254.5 million, or 13.3%, of our gross premiums written for the nine months ended September 30, 2003, an increase of $156.3 million, compared to $98.2 million, or 7.3%, of our gross premiums written for the nine months ended September 30, 2002. Hudson for the nine months ended September 30, 2003 had gross premiums written of $161.1 million, an increase of $62.9 million, or 64.1%, compared to $98.2 million for the nine months ended September 30, 2002. Healthcare contributed $93.4 million of premiums written for the nine months ended September 30, 2003.

      Ceded Premiums Written. Ceded premiums written for the nine months ended September 30, 2003 increased by $84.0 million, or 47.2%, to $261.9 million from $177.9 million for the nine months ended September 30, 2002. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume and increased cessions related to our Hudson and Healthcare business.

      Net Premiums Written. Net premiums written for the nine months ended September 30, 2003 increased by $461.1 million, or 40.0%, to $1,614.8 million from $1,153.7 million for the nine months ended September 30, 2002, reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2003 increased by $446.6 million, or 44.9%, to $1,442.3 million from $995.7 million for the nine months ended September 30, 2002. The change in earned premiums is greater than the increase in premiums written, due to net earned premiums now reflecting growth in written premiums of 40% and 66% in 2001 and 2002, respectively.

      Net Investment Income. Net investment income for the nine months ended September 30, 2003 increased by $0.5 million, or 0.6%, to $91.0 million from $90.5 million for the nine months ended September 30, 2002. Net investment yield for the nine months ended September 30, 2003 was 3.8% on annualized basis, compared to 4.4% for the comparable period in 2002. The decrease in net investment income and net investment yield is attributable to the significant realized capital gains which have been substantially reinvested in cash and cash equivalents at lower interest rates.

      Net Realized Investment Gains. Net realized investment gains for the nine months ended September 30, 2003 increased by $63.6 million, to $187.1 million from a gain of $123.5 million for the nine months ended September 30, 2002. The increase in net realized investment gains for the nine months ended September 30, 2003 was primarily related to the sale of mid-maturity fixed income securities, which generated gains as we realized the benefits of the appreciation in the portfolio due to interest rates remaining at low levels.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the nine months ended September 30, 2003 increased by $298.7 million, or 43.7%, to $982.4 million from $683.7 million for the nine months ended September 30, 2002. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the nine months ended September 30, 2003 was 68.1% compared to 68.7% for the nine months ended September 30, 2002.

      Acquisition Costs. Acquisition costs for the nine months ended September 30, 2003 were $346.8 million compared to $252.2 million for the nine months ended September 30, 2002 with the increase due to the premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 24.0% for the nine months ended September 30, 2003 compared to 25.3% for the nine months ended September 30, 2002.

      Other Underwriting Expenses. Other underwriting expenses for the nine months ended September 30, 2003 were $72.3 million compared to $51.7 million for the nine months ended September 30, 2002. The increase is principally attributable to increased headcount, increased premium taxes resulting from an increase in insurance premiums written and expenses associated with our Healthcare business and First Capital. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.0% for the nine months ended September 30, 2003, compared to 5.2% for the nine months ended September 30, 2002.

      Other Expenses, Net. Other expenses, net for the nine months ended September 30, 2003, were $5.3 million compared to $2.7 million for the nine months ended September 30, 2002. Other expenses, net is primarily comprised of the operating expenses of the holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $7.6 million for the nine months ended September 30, 2003, compared to $6.6 million for the nine months ended September 30, 2002.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the nine months ended September 30, 2003 increased by $31.5 million to $104.4 million compared to $72.9 million for the nine months ended September 30, 2002, as a result of the increase in operating income.

Liquidity and Capital Resources

      Our stockholders’ equity increased by $274.2 million, or 26.0%, to $1,330.3 million as of September 30, 2003 from $1,056.1 million as of December 31, 2002. The increase was attributable to net income of $201.6 million, an increase in accumulated other comprehensive income, net of deferred taxes of $76.6 million, an increase in stockholders’ equity resulting from the amortization of unearned compensation of $0.9 million and a decrease due to dividends paid to stockholders of $4.9 million for the nine months ended September 30, 2003. We have flexibility with respect to capitalization as the result of our access to the debt and equity markets. During August 2002, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective by the Commission on December 2, 2002. The registration statement provides for the offer and sale by OdysseyRe of securities, including equity and debt securities, having a total offering price of up to $290.0 million. On October 31, 2003, OdysseyRe utilized the shelf registration and issued $150.0 million aggregate principal amount of senior notes due November 1, 2013.

      Our liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $395.2 million for the nine months ended September 30, 2003, compared to $119.3 million for the nine months ended September 30, 2002. The increase in premium collections is directly attributable to the increase in premium volume and profitability realized since the latter part of calendar year 2001, resulting from improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow.

      Total cash provided by investing activities for the nine months ended September 30, 2003 was $788.5 million compared to $100.8 million of cash used in investing activities for the nine months ended September 30, 2002. The increase in cash proceeds from investing activities is mainly due to a change in the mix of short-term investments and cash and cash equivalents. Cash and cash equivalents were $1,672.3 million and $484.7 million, as of September 30, 2003 and December 31, 2002, respectively. The increase in cash and cash equivalents resulted from us selling longer term securities to realize capital gains during 2003 and the second half of 2002. A significant portion of the proceeds from these sales have been invested in shorter term securities. It is anticipated that our cash and cash equivalents will remain at high levels over the near term, pending re-investment on a basis consistent with our long-term value oriented investment philosophy. Cash and short-term investments are maintained for liquidity purposes and represented 47.1% and 21.9% as of September 30, 2003 and December 31, 2002, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $1.5 billion and $2.0 billion as of September 30, 2003 and December 31, 2002, respectively. Total investments and cash amounted to $3.8 billion as of September 30, 2003, an increase of $732.6 million compared to December 31, 2002. The fixed income securities portfolio has a weighted average of AA security rating as measured by S&P.

      An additional source of funds for OdysseyRe is the dividend capacity of its subsidiary, Odyssey America. During 2003, Odyssey America can pay dividends to us of $134.6 million, without prior regulatory approval.

      On October 31, 2003, OdysseyRe issued $150.0 million aggregate principal amount of senior notes due November 1, 2013. Interest accrues on the senior notes at the rate of 7.65%, which is due semi-annually on May 1 and November 1. The senior notes are redeemable prior to maturity at the discretion of OdysseyRe. The Company intends to use the proceeds from this offering to contribute capital to its operating subsidiaries and for general corporate purposes.

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

      In December 2001, we issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable prior to maturity at our option. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. On June 26, 2002, we prepaid $10.0 million aggregate principal amount of senior notes. On May 8, 2003 we sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. As of September 30, 2003, the aggregate principal amount of senior notes outstanding was $90.0 million.

      In connection with the business of Newline, we executed a secured letter of credit and a trust account in favor of Lloyd’s, as is customary for operations in the Lloyd’s market. As of September 30, 2003, the letter of credit was valued at £69.5 million, or $115.5 million, and was secured by a pledge of $121.0 million of our investment securities. As of September 30, 2003, the trust account was valued at £31.2 million, or $49.3 million.

      On September 4, 2003, our Board of Directors declared a quarterly cash dividend of $0.025 per share payable on September 30, 2003 to all stockholders of record as of September 16, 2003. Approximately $1.6 million in dividends was paid during each of the first three quarters of 2003.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of September 30, 2003 were: A.M. Best Company: A (Excellent); and Standard & Poor’s rating services: A- (Strong).

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of September 30, 2003, our $3.8 billion investment portfolio is comprised of $1.5 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

     Interest Rate Risk

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of September 30, 2003 and December 31, 2002, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of September 30, 2003			As of December 31, 2002

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$1,289.1	$(189.1)	(12.8)%	$1,681.2	$(311.4)	(15.6)%
100 basis point rise	1,377.2	(101.8)	(6.9)	1,819.5	(173.1)	(8.7)
Base Scenario	1,479.0	—	—	1,992.6	—	—
100 basis point decline	1,607.4	128.4	8.7	2,236.7	244.1	12.3
200 basis point decline	1,752.1	273.1	18.5	2,509.9	517.3	26.0

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total these securities represent approximately 7% and 23% of the fair market value of the total fixed income portfolio as of September 30, 2003 and December 31, 2002, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      As of September 30, 2003, we had gross unrealized appreciation of $159.6 million, which was offset by gross unrealized depreciation of $40.6 million, resulting principally from the current interest rate environment.

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

      As of September 30, 2003 and December 31, 2002, 82.5% and 88.6%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 17.5% and 11.4%, respectively, rated below investment grade. The percentage of below investment grade fixed income securities has increased principally as a result of the decrease in the total fixed income securities from December 31, 2002 to September 30, 2003, resulting from the significant realized gains recognized in 2003.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of September 30, 2003 and December 31, 2002, 8.4% and 8.2%, respectively, of our investment portfolio, including cash and cash equivalents, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 7.1% and 7.2% on September 30, 2003 and December 31, 2002, respectively, of our investment portfolio, including cash and cash equivalents, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $27.1 million and $22.2 million as of September 30, 2003 and December 31, 2002, respectively in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of September 30, 2003 and December 31, 2002, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $556.0 million and $541.5 million, respectively, or 14.6% and 17.6%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 6.7% and 7.6% as of September 30, 2003 and December 31, 2002, respectively, of our investment portfolio, including cash and cash equivalents. As of September 30, 2003, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $55.6 million dollar decline in the fair value of the total investment portfolio.

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

PART II — Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

4.1	Senior Debt Securities Indenture dated as of October 31, 2003 between OdysseyRe Holdings Corp. and The Bank of New York

4.2	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013

10.1	Underwriting Agreement dated October 28, 2003 with respect to the 7.65% Senior Notes due 2013

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2003)

      (b) Reports on Form 8-K

      OdysseyRe furnished a Form 8-K to the Securities and Exchange Commission on July 31, 2003, in connection with the issuance of its press release announcing its results for the quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: November 3, 2003

By /s/ ANDREW A. BARNARD

Andrew A. Barnard
President and Chief Executive Officer

Date: November 3, 2003

By /s/ CHARLES D. TROIANO

Charles D. Troiano
Executive Vice President and
Chief Financial Officer