Form 10-K
period 2003-12-31
ODYSSEY RE HOLDINGS CORP
filed 2004-02-18
CIK 1137048

As filed with the Securities and Exchange Commission on February 17, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑         NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☑         NO ☐

         The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2003 was approximately $259.3 million computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

         As of February 17, 2004, there were 64,996,791 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

Documents Incorporated by Reference

         Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the registrant scheduled to be held on or about April 21, 2004 are incorporated by reference in Part III of this Form 10-K.

ODYSSEY RE HOLDINGS CORP.

PART I
Item 1. Business
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S FINANCIAL RESPONSIBILITY
REPORT OF INDEPENDENT AUDITORS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
SIGNATURES
EXHIBIT INDEX
EX-4.6
EX-10.40
EX-21.1
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ODYSSEY RE HOLDINGS CORP.

References in this Annual Report on Form 10-K to “OdysseyRe,” the “Company,” “we,” “us” and “our” refer to Odyssey Re Holdings Corp. and, unless the context otherwise requires or otherwise as expressly stated, its subsidiaries, including Odyssey America, Clearwater, Newline, Hudson, Hudson Specialty and First Capital.

FORWARD-LOOKING STATEMENTS

      We have included in this Annual Report on Form 10-K filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors, which we describe in more detail elsewhere in this Annual Report on Form 10-K, include, but are not limited to:

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

The Company

      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware to serve as the holding company for the reinsurance related subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded Canadian financial services company. Our business was formed through the combination of Odyssey Reinsurance Corporation (“ORC”), acquired by Fairfax in May 1996, and Odyssey America Reinsurance Corporation (“Odyssey America”), acquired by Fairfax in April 1999. ORC became a wholly-owned subsidiary of Odyssey America in 1999 and as a result of this corporate reorganization, ORC substantially ceased writing new business but continued to maintain active licenses in 50 states. On December 4, 2003, ORC’s name was changed to Clearwater Insurance Company (“Clearwater”). Clearwater will become an integral part of our U.S. insurance business, supplementing the activities of Hudson Insurance Company and Hudson Specialty Insurance Company. Odyssey UK Holdings Corp. (“UK Holdings”), a subsidiary of Odyssey America, formed in 1997, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”). Hudson Insurance Company (“Hudson”), acquired by Fairfax in May 1996 as part of the acquisition of Clearwater, is a wholly-owned subsidiary of Clearwater and is principally engaged in the business of primary property and casualty insurance. On September 10, 2002, we purchased 56.0% of the common stock of First Capital Insurance Ltd. (“First Capital”), and subsequently contributed First Capital to Odyssey America. During the second quarter of 2003, Odyssey America increased its ownership of First Capital to 97.7%. First Capital is a public limited liability company incorporated under the laws of Singapore. Its principal activity is conducting general insurance business. On January 1, 2004, Odyssey America contributed all of its shares of First Capital to Fairfax Asia (2003) Limited (“Fairfax Asia”) in exchange for Class B non-voting shares representing an approximate 45% ownership interest in Fairfax Asia. Fairfax owns the controlling interest in Fairfax Asia. On October 28, 2003, Odyssey America purchased General Security Indemnity Company (“General Security”), a shell company domiciled in New York. General Security’s name was changed to Hudson Specialty Insurance Company (“Hudson Specialty”). Odyssey America contributed Hudson Specialty to Clearwater in December 2003. Hudson Specialty is an eligible surplus lines insurer in 43 states and will serve as the main platform for our Healthcare business.

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

      Through our operating subsidiaries, principally Odyssey America, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability insurance through a Healthcare unit located in Napa, California. We currently reinsure this business through a 100% quota share agreement with an affiliate. In 2004, Hudson Specialty will serve as the main platform for the Healthcare business. OdysseyRe also underwrites insurance business through Newline and Hudson. Our global presence is established through 17 offices, with principal locations in the United States, London, Paris, Singapore, and Latin America.

      Our operations are managed through four distinct divisions, Americas, EuroAsia, London Market and U.S. Insurance, which are principally based on geographic regions. The Americas division is comprised of our United States reinsurance operations and our Canadian and Latin America branch offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsur-

ance business primarily through professional reinsurance brokers. Treaty business is written through our Canadian branch, while the Latin America branches write both treaty and facultative business. Effective January 1, 2003, insurance business underwritten by Hudson, which was previously included with the Americas division, and the 2003 new and renewal medical malpractice and hospital professional liability business have been combined into a new division, the U.S. Insurance division. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. Our London Market division operates through two distribution channels, Newline at Lloyd’s, where the business focus is casualty insurance, and our London branch, where the business focus is worldwide property and casualty reinsurance.

      Our operating subsidiaries presently hold an “A” (Excellent) rating from A.M. Best Company, Inc. (“A.M. Best”) and an “A-” (Strong) counterparty credit and financial strength rating from Standard & Poor’s Insurance Rating Services (“Standard & Poor’s”). Ratings are used by insurers, reinsurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. These ratings represent independent opinions of financial strength and ability to meet policyholder obligations. “A” rated reinsurance or insurance companies are considered by A.M. Best to have a strong ability to meet their obligations to policyholders. “A” is the third highest designation of A.M. Best’s fifteen rating levels. A reinsurer or insurer rated “A-” by Standard & Poor’s is believed to have “strong” financial security characteristics, but is more likely to be affected by adverse business conditions than are insurers with higher ratings. “A-” is the third highest rating category of Standard & Poor’s ten categories.

      We had gross premiums written in 2003 of $2.6 billion and stockholders’ equity as of December 31, 2003 of $1.4 billion.

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

Lines of Business

      The following table sets forth our gross premiums written by type of business for each of the three years in the period ended December 31, 2003.

	Years Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

			(dollars in millions)
Treaty Reinsurance:
Property excess of loss	$264.3	10.2%	$218.4	11.3%	$140.3	11.7%
Property proportional	419.3	16.1	303.6	15.7	190.4	15.9
Casualty excess of loss	304.3	11.7	269.0	13.9	189.3	15.8
Casualty proportional	615.8	23.6	492.2	25.5	359.3	29.9
Marine and aerospace	108.2	4.2	72.5	3.8	22.4	1.9
Surety and credit	85.8	3.3	40.4	2.1	14.4	1.2
Miscellaneous	15.0	0.6	28.7	1.5	5.2	0.4

Treaty reinsurance	1,812.7	69.7	1,424.8	73.8	921.3	76.8

Facultative Reinsurance:
Property	74.8	2.9	70.7	3.7	54.3	4.5
Casualty	78.8	3.0	66.4	3.4	36.3	3.0

Facultative reinsurance	153.6	5.9	137.1	7.1	90.6	7.5

U.S. Insurance	333.8	12.8	168.6	8.7	56.8	4.7
Newline	283.5	10.9	197.8	10.2	131.9	11.0
First Capital	17.6	0.7	3.2	0.2	—	—

Total gross premiums written(1)	$2,601.2	100.0%	$1,931.5	100.0%	$1,200.6	100.0%

(1)	A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the table above does not agree to the gross premiums written of $2,558.2 million, $1,894.5 million and $1,153.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, reflected in the consolidated statements of operations.

      We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. Approximately $220.5 million, or 8.5%, of gross premiums written for the year ended December 31, 2003 was derived from property catastrophe excess of loss reinsurance. We also write property business which has exposure to catastrophes on a proportional basis in North America and Latin America. In addition, the EuroAsia division writes largely property business, with exposure to catastrophes, primarily in Europe, Japan, the Pacific Rim and the Middle East.

      Treaty casualty business accounted for $920.1 million, or 35.3%, of gross premiums written for the year ended December 31, 2003, of which 66.9% was written on a proportional basis and 33.1% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, excess and surplus lines, workers’ compensation and accident and health, as well as general casualty products, including general liability and auto liability. Treaty property business represented $683.6 million, or 26.3%, of gross premiums written for the year ended December 31, 2003, primarily consisting of commercial property and homeowners’ coverage, of which 61.3% was written on a proportional basis and 38.7% was written on an excess of loss basis. Treaty marine and aerospace business accounted for approximately $108.2 million, or 4.2%, of gross premiums written for the year ended December 31, 2003, of which 22.5% was written on an excess of loss basis and 77.5% on a proportional basis. Miscellaneous reinsurance lines accounted for 0.6% of gross premiums written in 2003.

      Facultative reinsurance accounted for $153.6 million, or 5.9%, of gross premiums written for the year ended December 31, 2003, with 94.4% derived from the Americas division and 5.6% from the EuroAsia division. With respect to facultative business in the United States, we write only casualty reinsurance, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto lines; with respect to facultative business in Latin America and EuroAsia, we write only property reinsurance.

      We operate at Lloyd’s of London through our wholly owned syndicate, Newline Syndicate 1218. The business focus of Newline is casualty insurance. Our Lloyd’s membership provides strong brand recognition, extensive broker and distribution channels and worldwide licensing, including the ability to write insurance business on an excess and surplus lines basis in the United States.

      In addition to reinsurance, we provide insurance products through our U.S. Insurance division. This business is comprised of specialty program insurance business underwritten on both an admitted and non-admitted basis by Hudson, and medical malpractice and hospital professional liability business underwritten by our Healthcare unit in 2003. Some of the policies that comprise the Hudson portfolio are generated through national and regional agencies and brokerages, as well as through program administrators. Each program administrator has strictly defined limitations on lines of business, states, premium capacity and policy limits. All program administrators have limited geographic scope and are also limited in type of business they may accept. Our Healthcare unit underwrites medical malpractice and hospital professional liability insurance primarily on a non-admitted basis. Coverage is written on a claims-made basis, providing a wide range of limits and retentions.

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

Divisions

      Our business is organized across four operating divisions: the Americas, EuroAsia, London Market, and U.S. Insurance divisions. The table below illustrates gross premiums written by division for each of the three years in the period ended December 31, 2003. During the first quarter of 2003, insurance business underwritten by Hudson, which was previously included with the Americas division, and the 2003, new and renewal, medical malpractice and hospital professional liability business (“Healthcare”) underwritten by an affiliate and assumed by Odyssey America, have been combined into a new division, the U.S. Insurance division. As a result, we have restated the segment information for each of the 2002 and 2001 periods to afford a better comparison and analysis of our current divisional structure.

	Years Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

			(dollars in millions)
Americas	$1,421.4	54.7%	$1,189.0	61.6%	$831.4	69.2%
EuroAsia	408.1	15.7	258.6	13.4	146.5	12.2
London Market	437.9	16.8	315.3	16.3	165.9	13.8
U.S. Insurance	333.8	12.8	168.6	8.7	56.8	4.8

Total gross premiums written(1)	$2,601.2	100.0%	$1,931.5	100.0%	$1,200.6	100.0%

(1)	A portion of the gross premiums written by the U.S. Insurance division have been ceded to, and are also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the table above does not agree to the gross premiums written of $2,558.2 million, $1,894.5 million and $1,153.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, reflected in the consolidated statements of operations.

     Americas Division

      The Americas is our largest division, accounting for $1.4 billion, or 54.7%, of gross premiums written for the year ended December 31, 2003. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty property and other short-tail lines and facultative property reinsurance in Latin America. The Americas division operates through seven offices, located in Stamford, two offices in New York City, Mexico City, Miami, Santiago and Toronto, and currently has 298 employees. The reinsurance operations of the Americas division seek to target small to medium sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies.

      The Americas division is organized into three major units: the United States, Latin America and Canada. The London branch is also included in the Americas for business incepting prior to 2001.

      The following table displays gross premiums written by each of the units within the Americas division for each of the three years in the period ended December 31, 2003.

	Years Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

			(dollars in millions)
United States	$1,188.0	83.6%	$1,024.2	86.2%	$718.3	86.4%
Latin America	149.7	10.5	116.8	9.8	72.3	8.7
Canada	79.6	5.6	40.8	3.4	16.4	2.0

Subtotal	1,417.3	99.7	1,181.8	99.4	807.0	97.1
London Branch(1)	4.1	0.3	7.2	0.6	24.4	2.9

Total gross premiums written	$1,421.4	100.0%	$1,189.0	100.0%	$831.4	100.0%

(1)	As part of the realignment of our business across geographic regions, gross premiums previously written by the London branch unit are being written through the London Market for business incepting in 2001 and subsequent.

      The United States unit provides treaty business of virtually all classes of non-life insurance. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine and aerospace, accident and health, and surety lines. Facultative casualty is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto. The United States unit operates out of offices in Stamford and New York City. The Latin America unit writes primarily treaty and facultative business throughout the region, predominantly commercial property in nature, and also writes auto and marine lines. The Latin America unit has its principal office in Mexico City, with satellite offices in Miami and Santiago. Canada writes primarily property, crop hail and auto liability coverage, operating out of one office in Toronto.

      Gross premiums written by type of business for the Americas division are displayed in the following table for each of the three years in the period ended December 31, 2003.

	Years Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

			(dollars in millions)
Treaty Reinsurance:
Property excess of loss	$117.0	8.2%	$114.8	9.7%	$83.4	10.1%
Property proportional	254.5	17.9	189.6	15.9	137.1	16.5
Casualty excess of loss	249.9	17.6	241.2	20.3	182.3	21.9
Casualty proportional	573.9	40.4	460.6	38.7	331.8	39.9
Marine and aerospace	20.7	1.4	13.0	1.1	16.1	1.9
Surety and credit	45.4	3.2	28.7	2.4	6.6	0.8
Miscellaneous lines	15.0	1.1	28.6	2.4	5.2	0.6

Total treaty reinsurance	1,276.4	89.8	1,076.5	90.5	762.5	91.7

Facultative reinsurance:
Property	66.2	4.7	46.1	3.9	32.6	3.9
Casualty	78.8	5.5	66.4	5.6	36.3	4.4

Total facultative reinsurance	145.0	10.2	112.5	9.5	68.9	8.3

Total gross premiums written	$1,421.4	100.0%	$1,189.0	100.0%	$831.4	100.0%

     EuroAsia Division

      EuroAsia operates out of four offices, with principal offices in Paris and Singapore and satellite offices in Stockholm and Tokyo. The EuroAsia division currently has 77 employees. On September 10, 2002, we purchased 56% of First Capital, which is located in Singapore. During the second quarter of 2003 we increased our ownership of First Capital to 97.7%. On January 1, 2004, Odyssey America contributed all of its shares of First Capital to Fairfax Asia in exchange for Class B non-voting shares representing an approximate 45% ownership in Fairfax Asia.

      The EuroAsia division continued to expand its presence in 2003 in Europe, Asia, the Middle East and Africa, taking advantage of the rapidly changing international market place. The Paris branch office is the headquarters of the EuroAsia division and the underwriting center in charge of Europe, the Middle East, and Africa, with an office in Stockholm, Sweden, covering the Nordic countries. The Asia Pacific Rim unit is headquartered in Singapore, with an office in Tokyo, Japan, and writes property and casualty reinsurance on both a treaty and facultative basis.

      The EuroAsia division wrote $408.1, $258.6 and $146.5 million, or 15.7% and 13.4% and 12.2%, of our gross premiums written for the years ended December 31, 2003, 2002 and 2001, respectively.

      The following table illustrates gross premiums written by type of business for the EuroAsia division for each of the three years in the period ended December 31, 2003.

	Years Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

	(dollars in millions)
Treaty Reinsurance:
Property excess of loss	$99.4	24.4%	$57.8	22.4%	$26.3	18.0%
Property proportional	150.2	36.8	102.8	39.8	49.9	34.1
Casualty excess of loss	35.1	8.6	17.9	6.9	7.0	4.8
Casualty proportional	26.9	6.6	24.6	9.5	27.5	18.7
Marine and aerospace	29.9	7.3	16.0	6.2	6.3	4.3
Surety and credit	40.4	9.9	11.7	4.5	7.8	5.3

Total treaty reinsurance	381.9	93.6	230.8	89.3	124.8	85.2
Property facultative reinsurance	8.6	2.1	24.6	9.5	21.7	14.8
First Capital	17.6	4.3	3.2	1.2	—	—

Total gross premiums written	$408.1	100.0%	$258.6	100.0%	$146.5	100.0%

     London Market Division

      The London Market division operates through two platforms, with offices in London and Bristol: Odyssey America’s syndicate at Lloyd’s (Newline) and the London branch. Newline’s business focus is liability insurance, while the London branch writes a treaty reinsurance account. These two underwriting platforms are run by an integrated management team with a common business approach. The London Market division currently has 73 employees and generated $437.9 million, or 16.8%, of our gross written premiums for the year ended December 31, 2003, compared to $315.3 million, or 16.3%, for the year ended December 31, 2002.

      The following table displays gross premiums written by business unit for the London Market division for each of the three years in the period ended December 31, 2003.

	Years Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

	(dollars in millions)
London Branch
Property excess of loss	$48.0	11.0%	$45.9	14.6%	$30.6	18.4%
Property proportional	14.6	3.3	11.3	3.6	3.4	2.1
Casualty excess of loss	19.3	4.4	9.9	3.1	—	—
Casualty proportional	15.0	3.4	6.9	2.2	—	—
Marine and aerospace	57.5	13.2	43.5	13.8	—	—

Total London Branch	154.4	35.3	117.5	37.3	34.0	20.5

Newline
Liability lines	264.1	60.3	163.7	51.9	53.9	32.5
All other	19.4	4.4	34.1	10.8	78.0	47.0

Total Newline	283.5	64.7	197.8	62.7	131.9	79.5

Total gross premiums written	$437.9	100.0%	$315.3	100.0%	$165.9	100.0%

      Odyssey America’s London branch writes worldwide treaty reinsurance through three units: property, marine and aerospace, and international casualty. For the year ended December 31, 2003, the London branch had gross written premiums of $154.4 million, or 35.3% of the total London Market division, compared to $117.5 million, or 37.3%, for the year ended December 31, 2002. Gross premiums written growth in the London branch in 2003 is attributable to increases in all lines of business written by the branch.

      Newline’s core business is liability insurance, which represented $264.1 million, or 60.3%, of the 2003 gross premiums written by the London Market, compared to $163.7 million, or 51.9%, in 2002. The liability insurance account is written in four business units: financial institutions, directors’ and officers’ liability, professional indemnity, and liability.

     U.S. Insurance Division

      The U.S. Insurance division operates through two units, with offices in New York, Stamford, Chicago, Minneapolis, Lansing and Napa. Hudson Insurance Company provides specialty program insurance products through national and regional agencies and brokerages, as well as through program administrators. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability insurance through a Healthcare unit headquartered in Napa, California. On October 28, 2003 we acquired an excess and surplus lines insurance company which will serve as the main platform for the Healthcare business in 2004. The U.S. Insurance division currently has 67 employees and generated $333.8 million, or 12.8% of our gross written premiums for the year ended December 31, 2003 compared to $168.6 million or 8.7% for the year ended December 31, 2002.

      The following table displays gross premiums written by the U.S. Insurance division for each of the three years in the period ended December 31, 2003.

	Years Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

	(dollars in millions)
Healthcare	$110.6	33.1%	$—	—%	$—	—%
Property	37.9	11.4	27.6	16.4	13.8	24.3
Casualty	97.2	29.1	73.7	43.7	15.1	26.6
Auto	88.1	26.4	67.3	39.9	27.9	49.1

Total gross premiums written	$333.8	100.0%	$168.6	100.0%	$56.8	100.0%

Retention Levels and Retrocession Arrangements

      Under our current underwriting guidelines for treaties, we impose maximum retentions on a per risk basis. We believe that the levels of gross capacity per property risk that are in place are sufficient to achieve our objective of attracting business in the international markets. The following table illustrates the current gross capacity, maximum retrocession and maximum net retention generally applicable under our underwrit-

ing guidelines. Larger limits for treaty property and treaty casualty business may occasionally be written subject to the approval of senior management.

		Maximum
	Gross	Retrocession/	Maximum Net
	Capacity	Reinsurance	Retention

	(dollars in millions)
Treaty
Property	$10.0	—	$10.0
Casualty	7.5	—	7.5
Facultative
Property	10.0	9.0	1.0
Casualty	5.0	1.6	3.4
Insurance
U.S. Program	10.0	10.0	2.5
Healthcare	20.0	17.6	2.4
Newline	18.0	13.5	4.5

      We are subject to accumulation risk with respect to catastrophic events involving multiple treaties or facultative certificates. To protect against this, we buy catastrophe excess of loss retrocessional protection, which varies from year to year. In addition, our retention varies from zone to zone, but the maximum recovery from a major United States catastrophic event in 2003 would be $126 million. Specific retrocessions are also placed to protect selected portions of our portfolio. In 2003, we purchased a Whole Account Aggregate Excess of Loss cover, of which a portion was available for additional catastrophe protection. Our newly acquired healthcare facility is protected by a reinsurance program that reduced exposure by 88%.

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

      The reinsurance broker market consists of several significant national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the financial statements. Our five largest reinsurance brokers accounted for an aggregate of 60% of reinsurance gross premiums written in 2003.

      Direct distribution is an important channel for us in the overseas markets served by the Latin America unit of the Americas division and the EuroAsia division. Direct placement of reinsurance enables us to access clients who prefer to place their reinsurance directly with their reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs. Our primary insurance business generated through the U.S. Insurance division is written principally through national and regional agencies and brokerages, as well as through general agency relationships. Newline’s primary market business is written through agency and direct distribution channels.

Claims

      Claims are managed by our professional claims staff, whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves, and payment of claims. Claims staff recognize that fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to clients and enhances our reputation. In addition to claims assessment, processing and payment, our claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which we believe benefits all parties to the reinsurance arrangement. Claims audits are conducted in the ordinary course of business. In certain instances, a claims audit may be performed prior to assuming reinsurance business. Insurance claims for our Hudson specialty program business are generally handled by third party administrators who have limited authority and are subject to review by our internal professional claims staff. For the medical malpractice and hospital liability business, we employ a professional claims staff to review and establish claims reserves.

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

      During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be less than or greater than the revised estimates. We use tabular reserving for workers’ compensation liabilities that are considered fixed and determinable and discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2003 is $66.7 million.

      Included in our reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled approximately $62 million as of December 31, 2003 and 2002. The majority of our environmental and asbestos-related liabilities arise from contracts entered into before 1985 and underwritten as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage, and uncertainties as to the allocation of responsibility for resultant damages.

      A dedicated claims unit manages the environmental impairment and asbestos related illness liabilities, due to the significantly greater uncertainty involving this exposure. This unit performs audits of policyholders with significant asbestos and environmental exposure to assess our potential liabilities. This unit also monitors developments within the insurance industry having a potential impact on our reserves. Through these processes, we believe that we have established an adequate provision for environmental impairment and asbestos related illness liabilities. Recent developments, which may have an impact on our liabilities, include (a) the significance of increased bankruptcy filings as a result of asbestos claims, (b) growth in the filing of claims against peripheral defendants and (c) recent claim settlement activity by companies with significant asbestos exposure.

      Our survival ratio for environmental and asbestos related liabilities as of December 31, 2003 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is five years and for asbestos related liabilities is fourteen years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on December 31, 2003 plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. Our survival ratio is nine years, prior to the reflection of indemnifications. Refer to note 16 of our consolidated financial statements included in this Form 10-K. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 6, 2003.

      The “Ten Year Analysis of Consolidated Net Losses and Loss Adjustment Expense Reserve Development” that follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1993 through 2003. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,844 million as of December 31, 1993, by the end of 2003, $1,439 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,844 million was re-estimated to be $1,740 million as of December 31, 2003. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $50 million as of December 31, 2003 related to December 31, 1995 net loss and loss adjustment expense reserves of $1,987 million, represents the cumulative amount by which net reserves for 1995 have developed favorably from 1995 through 2003.

      Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1996 for $150,000 was first reserved in 1993 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1993 through 1996 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

      The Cumulative redundancy/(deficiency) values for 1996 and 1998 through 2002 are impacted by significant loss reserve adjustments for Odyssey America and Clearwater. A reserve adjustment in calendar year 1997 on 1996 and prior outstanding losses, recognizing reserve inadequacies in Odyssey America prior to its purchase by Fairfax, accounts for approximately $69 million of the approximate $76 million cumulative deficiency reported for 1996. A reserve adjustment in calendar year 2002 on 2001 and prior outstanding losses, recognizing reserve inadequacies in Odyssey America’s United States casualty business written in the 1997-2000 period, accounts for approximately $41 million, $69 million, $78 million, and $66 million of the approximate $228 million, $282 million, $321 million, and $230 million cumulative deficiencies reported for years 1998 through 2001, respectively. A reserve adjustment in calendar year 2003 on 2002 and prior outstanding losses, recognizing reserve inadequacies in Odyssey America’s and Clearwater’s United States casualty business written in the 1997-2000 period, accounts for approximately $135 million, $216 million, $230 million, $136 million, and $117 million of the approximate $228 million, $282 million, $321 million, $230 million, and $117 million cumulative deficiencies reported for years 1998 through 2002, respectively.

      As discussed in note 5 to our consolidated financial statements included in this Form 10-K, the Cumulative redundancy/(deficiency) values for 1995 through 2002 are also impacted by a stop loss agreement involving Clearwater loss reserves as of December 31, 1995. Without this stop loss agreement, the Cumulative deficiency amounts for 1995 through 2002 would have been $90 million, $200 million, $182 million, $316 million, $352 million, $375 million, $265 million and $134 million, respectively. Under the stop loss agreement, Clearwater retroceded, and nSpire Re Limited, a Fairfax subsidiary, agreed to reinsure, 100 percent of Clearwater’s net incurred losses plus cumulative net incurred uncollectable reinsurance recoverables, for accident years 1995 and prior, in excess of approximately $929 million, subject to a cumulative aggregate limit of $175 million.

      The Gross cumulative deficiency for 1996 through 2002 was impacted by significant loss reserve adjustments for Odyssey America and Clearwater. A reserve adjustment in calendar year 1997 on 1996 and prior gross outstanding losses, recognizing reserve inadequacies in Odyssey America prior to its purchase by Fairfax, accounts for approximately $140 million of the approximate $294 million gross cumulative deficiency reported for 1996. A reserve adjustment in calendar year 2002 on 2001 and prior gross outstanding losses, recognizing reserve inadequacies in Odyssey America’s United States casualty business written in the 1997-2000 period, accounts for approximately $47 million, $60 million, $128 million, and $146 million of the approximate $535 million, $680 million, $687 million, and $543 million Gross cumulative deficiencies reported for years 1998 through 2001, respectively. A reserve adjustment in calendar year 2003 on 2002 and prior gross outstanding losses, recognizing reserve inadequacies in Odyssey America’s and Clearwater’s United States casualty business written in the 1997-2000 period, accounts for approximately $133 million, $233 million, $303 million, $278 million, and $261 million of the approximate $535 million, $680 million, $687 million, $543 million, and $340 million Gross cumulative deficiencies reported for years 1998 through 2002, respectively. Most of this gross loss emergence has been ceded to retrocessional protections. Additionally, environmental and asbestos loss emergence accounts for a substantial portion of the remaining gross cumulative deficiencies for the years 1996 through 2002. All of this environmental and asbestos emergence has been ceded to retrocessional and indemnification protections.

      In summary, the cumulative deficiencies recognized in calender years 2003 and 2002 are $117 million and $66 million, respectively. Higher loss estimates on United States casualty business for accident years 1997 through 2000 are principally causing the increase on prior years’ loss estimates in these calendar years. The classes of business contributing most to the changes in loss estimates include directors and officers, errors and omissions and medical malpractice liability. The casualty insurance loss development patterns for these accident years were not consistent with prior periods due to the extremely competitive environment impacting coverage terms and conditions. This led to the cumulative deficiencies noted.

      A table presenting a reconciliation of beginning and ending reserve balances for calendar years 2003, 2002 and 2001 is provided in note 15 to our consolidated financial statements included in this Form 10-K.

Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table

Presented Net of Reinsurance With Supplemental Gross Data

	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

	(dollars in millions)
Reserves for unpaid losses and LAE	$1,844	$1,906	$1,987	$1,992	$2,134	$1,988	$1,831	$1,667	$1,674	$1,845	$2,342
Paid (cumulative) as of:
One year later	352	367	476	457	546	594	609	596	616	602
Two years later	636	723	780	837	994	1,055	1,042	1,010	985
Three years later	892	925	1,007	1,142	1,342	1,353	1,333	1,276
Four years later	1,020	1,098	1,208	1,349	1,518	1,546	1,506
Five years later	1,141	1,235	1,322	1,475	1,649	1,675
Six years later	1,221	1,296	1,403	1,586	1,756
Seven years later	1,264	1,349	1,505	1,680
Eight years later	1,303	1,427	1,593
Nine years later	1,371	1,503
Ten years later	1,439
Liability re-estimated as of:
One year later	1,858	1,912	2,001	2,107	2,113	2,034	1,846	1,690	1,740	1,962
Two years later	1,850	1,924	2,074	2,121	2,151	2,043	1,862	1,768	1,904
Three years later	1,855	1,974	2,069	2,105	2,131	2,044	1,931	1,988
Four years later	1,878	1,957	2,008	2,074	2,128	2,085	2,113
Five years later	1,864	1,898	1,977	2,066	2,150	2,216
Six years later	1,809	1,870	1,975	2,066	2,207
Seven years later	1,780	1,870	1,958	2,068
Eight years later	1,780	1,853	1,937
Nine years later	1,763	1,826
Ten years later	1,740
Cumulative redundancy/(deficiency)	$104	$80	$50	$(76)	$(73)	$(228)	$(282)	$(321)	$(230)	$(117)

Gross liability — end of year				$2,647	$2,894	$2,692	$2,570	$2,566	$2,720	$2,872	$3,400
Reinsurance recoverables				655	760	704	739	899	1,046	1,027	1,058

Net liability — end of year				1,992	2,134	1,988	1,831	1,667	1,674	1,845	2,342

Gross re-estimated liability at December 31, 2003				2,941	3,105	3,227	3,250	3,253	3,263	3,212
Re-estimated recoverables at December 31, 2003				873	898	1,011	1,137	1,265	1,359	1,250

Net re-estimated liability at December 31, 2003				2,068	2,207	2,216	2,113	1,988	1,904	1,962

Gross cumulative deficiency				$(294)	$(211)	$(535)	$(680)	$(687)	$(543)	$(340)

Investments

      As of December 31, 2003, we held cash and investments totaling $4.2 billion with a net unrealized gain of $113.5 million. Our overall strategy is to maximize the total return of the investment portfolio while prudently preserving invested capital for protection of policyholders and providing sufficient liquidity for the payment of claims and other policy obligations. Our investment policy provides the flexibility to implement this strategy.

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

	At December 31,

	2003	2002

	(dollars in millions)
Fixed income securities, at fair value	$1,597.7	$1,992.6
Redeemable preferred stocks, at fair value	—	12.7
Equity securities, at fair value	447.7	152.6
Equity securities, at equity	117.5	101.0
Cash, cash equivalents and short-term investments	1,806.8	673.9
Other invested assets	267.5	149.6

Total cash and invested assets	$4,237.2	$3,082.4

      As of December 31, 2003, the fixed income portion of our invested asset portfolio had a dollar weighted average rating of “AA”, an average duration of 8.1 years and an average yield to maturity of 5.2% before investment expenses.

      Market Sensitive Instruments. Our investment portfolio includes investments that are subject to changes in market values as interest rates change. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would cause a decrease in total return of approximately 6.9% and 13.2%, respectively, which equates to a decrease in market value of approximately $110.5 million or $210.9 million, respectively, on a portfolio valued at $1.6 billion as of

December 31, 2003. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

      The following table summarizes the fair value of our investments (other than affiliated equity investments and other invested assets) at the dates indicated.

	At December 31,

Type of Investment	2003	2002

	(dollars in millions)
United States government and government agencies and authorities	$851.5	$1,056.4
States municipalities and political subdivisions	209.1	100.3
Foreign governments	82.3	157.0
Public utilities	39.2	280.1
All other corporate	415.6	398.8

Total fixed income securities	1,597.7	1,992.6
Redeemable preferred stock	—	12.7
Equity securities	447.7	152.6
Short-term investments	218.2	189.2
Cash and cash equivalents	1,588.7	484.7

Total	$3,852.3	$2,831.8

      The following table summarizes the fair value by contractual maturities of our fixed income securities portfolio at the dates indicated.

	At December 31,

	2003	2002

	(dollars in millions)
Due in less than one year	$306.2	$32.8
Due after one through five years	129.6	145.3
Due after five through ten years	73.0	144.5
Due after ten years	1,088.9	1,670.0

Total	$1,597.7	$1,992.6

      The contractual maturities reflected above may differ from the actual maturities due to the existence of call or put features. As of December 31, 2003 and 2002, approximately 3% and 4%, respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. As of December 31, 2003 and 2002, approximately 5% and 23%, respectively, of the fixed income securities shown above had a put feature, which, at our option, required the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above, if the call feature or put feature is exercised, the actual maturities will be shorter than the contractual maturities shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be the same as the contractual maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be the same as the contractual maturities shown above if the investor elects not to exercise its put feature, but to hold the securities to their final maturity dates.

      Quality of Debt Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2003	2002

AAA/Aaa	78.1%	65.6%
AA/Aa2	2.4	4.6
A/A2	1.9	11.0
BBB/Baa2	1.1	7.4
BB/Ba2	4.6	8.5
B/B2	4.4	0.3
CCC/Caa or lower, or not rated	7.5	2.6

Total	100.0%	100.0%

      As of December 31, 2003, 16.5% of our fixed income securities were rated BB/Ba2 or lower compared to 11.4% as of December 31, 2002. During 2003, the ratings of certain investments declined. In addition, we acquired certain securities in this category, during 2003, as we believe these securities will provide a favorable investment return.

Competition

      The worldwide property and casualty reinsurance business is highly competitive. Globally, the competitive marketplace of the 1990s resulted in decreasing prices and broadening contract terms. Poor financial results associated with those years, compounded by the September 11th terrorist attack and stock market reversals, have resulted in changes in management and ownership of several reinsurers, with some competitors withdrawing from key markets. Improving trends, apparent in 2001, continued in 2002 and 2003, and although we are encouraged by this trend, we cannot predict how long these improvements will continue. The improvement in pricing levels and contract terms attracted new capital to the industry, with most of the new competitors choosing Bermuda as their domicile. Our competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, and domestic and European underwriting syndicates. Some of these competitors have longer operating histories, larger customer bases and substantially greater underwriting, marketing, and administrative resources than OdysseyRe.

      United States insurance companies that are licensed to underwrite insurance are also licensed to underwrite reinsurance, making the commercial access into the reinsurance business relatively uncomplicated. In addition, Bermuda reinsurers that initially specialized in catastrophe reinsurance are now broadening their product offerings. The potential for securitization of reinsurance and insurance risks through capital markets provides an additional source of potential competition. Hudson and our Healthcare units compete with other providers of specialty program business and medical malpractice business, Lloyd’s syndicates, larger multi-national insurance groups, and alternative risk management programs. Pricing is a primary means of competition in the specialty program and medical malpractice business. We are committed to maintaining our underwriting standards and as a result, our premium volume may vary based on existing market conditions.

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

Employees

      As of December 31, 2003, we had 515 employees. We believe our relationship with our employees is satisfactory.

Regulatory Matters

      We are subject to regulation under the insurance statutes, including insurance holding company statutes, of various jurisdictions, including Connecticut, the domiciliary state of Odyssey America, Delaware, the domiciliary state of Clearwater and Hudson, New York, the domiciliary state of Hudson Specialty, and the United Kingdom, the domiciliary jurisdiction of Newline. Newline is also subject to regulation by the Council of Lloyd’s. In addition, we are subject to regulation by the insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business.

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

      Under the Connecticut, Delaware and New York Insurance Codes and regulations, no person, corporation or other entity may acquire control of us or our operating subsidiaries unless such person, corporation or entity has obtained the prior approval of the Connecticut, Delaware and New York Insurance Commissioners for the acquisition. For the purposes of the Connecticut, Delaware and New York Insurance Codes, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of that company. To obtain the approval of any acquisition of control, any prospective acquiror must file an application with the relevant Insurance Commissioners. This application requires the acquiror to disclose its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and any other related matters.

      The United Kingdom Insurance Companies Act of 1982 also requires prior approval by the Financial Services Authority of anyone proposing to become a controller of an insurance company or reinsurance company that carries on business in the United Kingdom but which is incorporated outside the United

Kingdom. In this case, any company or individual who is entitled to exercise or control the exercise of 15% or more of the voting power at any general meeting of the insurance company or reinsurance company or of a body corporate of which it is a subsidiary, is considered a “controller”. A purchaser of 15% or more of the outstanding shares of our common stock will be a “controller” of Odyssey America, which is authorized to carry on reinsurance business in the United Kingdom through the London branch. Other than our subsidiaries in the London Market division, none of our other insurance or reinsurance subsidiaries is authorized to carry on business in the United Kingdom.

      Under the bylaws made by Lloyd’s pursuant to the Lloyd’s Act of 1982, the prior written approval of the Council of Lloyd’s is required of anyone proposing to become a “controller” of any Lloyd’s Managing Agency. Any company or individual that holds 10% or more of the shares in the managing agency company, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the Lloyd’s Managing Agency or, in both cases, of another company of which the Lloyd’s Managing Agency is a subsidiary, is considered a “controller”. A purchaser of more than 10% of the outstanding shares in our common stock will be a “controller” of the United Kingdom Lloyd’s Managing Agency subsidiary, Newline.

      The requirements under the Connecticut, Delaware and New York Insurance Codes and the United Kingdom Insurance Companies Act of 1982 (and other applicable states and foreign jurisdictions), and the rules of the Council of Lloyd’s, may deter, delay or prevent certain transactions affecting the control or ownership of our common stock, including transactions that could be advantageous to our stockholders.

     Dividends

      Because our operations are conducted primarily at the subsidiary level, we are dependent upon dividends from our subsidiaries to meet our debt and other obligations and to pay dividends on common stock in the future should our Board of Directors decide to do so. The payment of dividends to us by our operating subsidiaries is subject to limitations imposed by law in Connecticut, Delaware, New York and the United Kingdom.

      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioner, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the Insurance Commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the Insurance Commissioner has approved the payment within the 30-day period. Under the Connecticut Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12 month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2004 without requiring prior approval of regulatory authorities is approximately $178.7 million.

      New York law provides that an insurer domiciled in New York must obtain the prior approval of the state insurance commissioner for the declaration or payment of any dividend that, together with dividends declared or paid in the preceding 12 months, exceeds the lesser of (i) 10% of policyholders’ surplus as shown by its last statement on file with the New York Insurance Department and (ii) adjusted net investment income (which does not include realized gains or losses) for the preceding 12-month period. Adjusted net investment income includes a carry forward of undistributed net investment income for two years. Such declaration or payment is further limited by earned surplus, as determined in accordance with statutory accounting practices prescribed or permitted in New York. Under New York law, an insurer domiciled in New York may not pay dividends to shareholders except out of “earned surplus”, which in this case is defined as “the portion of the surplus that represents the net earnings, gains or profits, after the deduction of all losses, that have not been distributed to the shareholders as dividends or transferred to stated capital or capital surplus or applied to other purposes permitted by law but does not include unrealized appreciation of assets.”

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

     Liquidation of Insurers

      The liquidation of insurance companies, including reinsurers, is generally conducted pursuant to state insurance law. In the event of the liquidation of one of our operating insurance subsidiaries, liquidation proceedings would be conducted by the insurance regulator of the state in which the subsidiary is domiciled, as the domestic receiver of its properties, assets and business. Liquidators located in other states (known as ancillary liquidators) in which we conduct business may have jurisdiction over assets or properties located in such states under certain circumstances. Under Connecticut, Delaware and New York law, all creditors of our operating insurance subsidiaries, including but not limited to reinsureds under their reinsurance agreements, would be entitled to payment of their allowed claims in full from the assets of the operating subsidiaries before we, as a stockholder of our operating subsidiaries, would be entitled to receive any distribution.

      Some states have adopted and others are considering legislative proposals that would authorize the establishment of an interstate compact concerning various aspects of insurer insolvency proceedings, including interstate governance of receiverships and guaranty funds.

     The National Association of Insurance Commissioners (NAIC) and Accreditation

      The NAIC is an organization which assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. The NAIC has instituted its Financial Regulatory Accreditation Standards Program (FRASP) in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an “accredited” state. If a state is not accredited, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The States of Connecticut and Delaware are accredited under FRASP. The State of New York is not accredited under FRASP. There can be no assurance that, should the State of New York remain unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by New York. We do not believe that the refusal by an accredited state to accept financial examination reports prepared by New York, should that occur, would have a material adverse impact on our insurance businesses.

     Risk-Based Capital Requirements

      In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. Each of Connecticut, Delaware and New York has adopted risk-based capital legislation for property and casualty insurance and reinsurance companies which is similar to the NAIC risk-based capital requirement. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (1) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (2) declines in asset values arising from credit risk; and (3) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of company or regulatory action, depending on the level of capital inadequacy. The surplus levels (as calculated for statutory annual statement purposes) of our operating insurance companies are above the risk-based capital thresholds that would require either company or regulatory action.

     Codification of Statutory Accounting Principles

      The NAIC adopted the Codification of Statutory Accounting Principles (Codification) which is intended to standardize regulatory accounting and reporting for the insurance industry. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states of Connecticut and Delaware have adopted the Codification. New York has adopted the Codification, with certain modifications to reflect provisions required by New York law or policy.

     Guaranty Funds and Shared Markets

      Our operating subsidiaries that write primary insurance are required to be members of guaranty associations in each state in which they write business. These associations are organized to pay covered claims (as defined and limited by various guaranty association statutes) under insurance policies issued by primary insurance companies that have become insolvent. These state guaranty funds make assessments against member insurers to obtain the funds necessary to pay association covered claims. New York has a pre-assessment guaranty fund, which makes assessments prior to the occurrence of an insolvency, in contrast with other states, which make assessments after an insolvency takes place. In addition, primary insurers are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements that provide various coverages to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. Our operating subsidiaries’ participation in such shared markets or pooling mechanisms is generally proportionate to the amount of direct premiums written in respect of primary insurance for the type of coverage written by the applicable pooling mechanism.

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

      Our primary insurance is a business segment that is growing, and the primary insurance business is also highly competitive. Primary insurers compete on the basis of factors including selling effort, product, price, service and financial strength. We seek primary insurance pricing that will result in adequate returns on the capital allocated to our primary insurance business. Our business plans for these business units could be adversely impacted by the loss of primary insurance business to competitors offering competitive insurance products at lower prices.

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

      As of December 31, 2003, we had net unpaid losses and loss adjustment expenses of approximately $2.3 billion. We incurred losses and loss adjustment expenses of $1,325.8 million, $987.2 million and $725.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies.

Unpredictable catastrophic events could reduce our net income.

      Catastrophes can be caused by various events, including natural events such as hurricanes, windstorms, earthquakes, hailstorms, severe winter weather and fires, and unnatural events such as a terrorist attack, explosions and riots. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas, and most of our past catastrophe-related claims have resulted from severe storms. Catastrophes can cause losses in a variety of property and casualty lines for which we provide reinsurance. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon our results of operations and financial condition.

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

      Third party rating agencies assess and rate the claims-paying ability of reinsurers and insurers based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations, and are not directed toward the protection of investors. Ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security. In the event our companies were to be downgraded by any or all of the rating agencies, some of our business would be subject to provisions which could cause, among other things, early termination of contracts, or a requirement to post collateral at the direction of our counter party.

      Our insurance subsidiaries maintain a rating of “A” (Excellent) from A.M. Best, Inc. and an “A-” (Strong) counterparty credit and financial strength rating from Standard & Poor’s Insurance Rating Services. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer.

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

      Our functional currency is the United States dollar. A portion of our premiums are written in currencies other than the United States dollar and a portion of our loss reserves are also in foreign currencies. Moreover, we maintain a portion of our investments in currencies other than the United States dollar. We may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could adversely affect our operating results.

Our ability to borrow is limited by our notes and Fairfax’s bank credit facilities, which could have an adverse effect on our financial condition.

      The current agreements governing the bank credit facilities of Fairfax, our majority stockholder, subject to limited exceptions, prevent any subsidiaries of Fairfax from borrowing money. Our financial flexibility in the future may be limited by the terms of these agreements. We have entered into a note purchase agreement with purchasers of our notes that contains restrictive covenants that may restrict or prohibit our ability to borrow money.

We are a holding company and are dependent on dividends and other payments from our operating subsidiaries, which are subject to dividend restrictions.

      We are a holding company whose principal source of funds is cash dividends and other permitted payments from our operating subsidiaries, principally Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. See “Regulatory Matters — Regulation of Insurers and Reinsurers — Dividends.”

Our business could be adversely affected by the loss of one or more key employees.

      We are substantially dependent on a small number of key employees, in particular Andrew Barnard, Michael Wacek and Charles Troiano. We believe that the experience and reputations in the reinsurance industry of Messrs. Barnard, Wacek and Troiano are important factors in our ability to attract new business. We have entered into employment agreements with Messrs. Barnard, Wacek and Troiano. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Mr. Barnard, Mr. Wacek or Mr. Troiano or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. We do not currently maintain key employee insurance with respect to any of our employees.

Our business is primarily dependent upon a limited number of unaffiliated reinsurance brokers and the loss of business provided by them could adversely affect our business.

      We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five reinsurance brokerage firms accounted for 60% of our reinsurance gross premiums written for the year ended December 31, 2003. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

      We attempt to limit our risk of loss through retrocessional arrangements, including reinsurance agreements with other reinsurers, referred to as retrocessionaires. The availability and cost of retrocessional protection is subject to market conditions, which are beyond our control. As a result, we may not be able to successfully alleviate risk through retrocessional arrangements. In addition, we are subject to credit risk with respect to our retrocessions because the ceding of risk to retrocessionaires does not relieve us of our liability to the companies we reinsured.

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

      Fairfax, through its subsidiaries, TIG Insurance Group, TIG Insurance Company, ORH Holdings Inc., United States Fire Insurance Company, Fairfax Financial (US) LLC and Fairfax Inc., owns approximately 80.6% of our outstanding common stock. Consequently, Fairfax is in a position to determine the outcome of corporate actions requiring stockholder approval, including:

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

•	authorizing the issuance of preferred stock, the terms of which may be determined at the sole discretion of our Board of Directors;

•	establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at meetings; and

•	providing that special meetings of stockholders may be called only by our Board of Directors, the chairman of our Board of Directors, our president or our secretary.

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

Item 2.     Properties

      OdysseyRe’s corporate offices are located in approximately 2,117 square feet of leased office space in 140 Broadway, New York. Odyssey America’s corporate offices are located in approximately 98,358 total square feet of leased space in Stamford, Connecticut. Our other locations occupy a total of approximately 101,615 square feet, all of which are leased. The Americas division operates out of offices in New York, Stamford, Mexico City, Miami, Santiago and Toronto, the EuroAsia division operates out of offices in Paris, Singapore, Stockholm and Tokyo, the London Market division operates out of offices in London and Bristol, and the U.S. Insurance division operates out of offices in New York, California, Illinois, Michigan, and Minnesota.

Item 3.     Legal Proceedings

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

      In August 2003, Odyssey America and the retrocessionaire executed an Assignment of Rights, Limited Indemnification and Cooperation Agreement (the “Agreement”), pursuant to which the parties agreed to withdraw their respective demands for arbitration with prejudice. The Agreement enables the retrocessionaire, with the cooperation of Odyssey America, to assert its defenses directly against the insurer, and indemnifies Odyssey America for expenses it incurs resulting from Odyssey America’s cooperation or the retrocessionaire’s assertion of its defenses. Subsequently, Odyssey America entered into a substantially identical agreement (also, an “Agreement”) with the retrocessionaire that reinsured the remaining 50% of the business it had assumed. Odyssey America believes the Agreements make remote the likelihood that Odyssey America will incur any material liability in connection with the reinsurance agreement or retrocession contract.

      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30 million, including a “special payment” of $26 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share Reinsurance Agreements (the “Treaties”).

      In May 2003, Gulf initiated litigation against two other reinsurers that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In late July, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey and the other reinsurers have answered the complaint and discovery has commenced. Among other things, Odyssey America contends that, (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) alternatively, the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties.

      Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. At this early stage, it is not possible to make any determination regarding the likely outcome of this matter.

      In January 2004, two retrocessionaires under common control of London Reinsurance Group Inc. (each, a “retrocessionaire”; together, “London Life”) filed a demand for arbitration seeking to resolve a dispute arising under a series of aggregate stop-loss retrocession agreements covering the years 1994 and 1996 to 2001 pursuant to which they participated and provided a layer of retrocession protection for Odyssey America in excess of a predetermined loss ratio and subject to a limit.

      Among other things, London Life seeks a determination of its liability under the retrocession agreements. Odyssey America will seek enforcement of the retrocession agreements and confirmation of the liability of London Life pursuant to such agreements. As of this date, the arbitration panel has not yet been duly constituted.

      Odyssey America finds London Life’s claims to be without merit and intends to vigorously pursue the arbitration. Odyssey America expects the arbitration panel to enforce the contracts in Odyssey America’s favor.

      In the normal course of our business, we may become involved in various other claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders of Common Stock

      The principal United States market on which the shares of our common stock are traded is the New York Stock Exchange (NYSE). As of January 31, 2004, the approximate number of holders of our common stock, including those whose common stock is held in nominee name, was 5,820. Quarterly high and low sales prices per share of the Company’s common stock, as reported by the New York Stock Exchange composite for each quarter in the years ended December 31, 2003 and 2002 are as follows:

Quarter Ended	High	Low

March 31, 2003	$19.28	$15.55
June 30, 2003	22.53	17.88
September 30, 2003	22.17	18.00
December 31, 2003	23.29	20.10

March 31, 2002	17.85	15.30
June 30, 2002	20.25	15.15
September 30, 2002	17.49	12.87
December 31, 2002	18.85	16.00

      Fairfax owns approximately 80.6% of the outstanding shares of our common stock through its subsidiaries, TIG Insurance Group (43.7%), TIG Insurance Company (19.5%), ORH Holdings Inc. (9.5%) Fairfax Financial (U.S.) LLC (6.6%), United States Fire Insurance Company (1.2%) and Fairfax Inc. (0.1%).

Dividends

      In each of the first three quarters of 2003, we declared a dividend of $0.025 per share on our common stock. In the fourth quarter of 2003, we declared a dividend of $0.03125 per share of our common stock, resulting in an aggregate annual dividend of $0.10625 per share, totaling $6.9 million. The dividends were paid on March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. During 2002, we declared quarterly dividends of $0.025 per share on our common stock, resulting in an aggregate annual dividend of $0.10 per share, totaling $6.5 million, which were paid on March 28, 2002, June 28, 2002, September 30, 2002 and December 30, 2002.

      While it is the intention of our Board of Directors to declare quarterly cash dividends, the declaration and payment of future dividends, if any, by us will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, general business conditions and legal restrictions regarding the payment of dividends by us and other factors. The payment of dividends by us is subject to limitations imposed by laws in Connecticut, Delaware, New York and the United Kingdom.

      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the Insurance Commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the Insurance Commissioner has approved the payment within the 30-day period. Under the Connecticut Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12 month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2004 without requiring prior approval of regulatory authorities is approximately $178.7 million.

      New York law provides that an insurer domiciled in New York must obtain the prior approval of the state insurance commissioner for the declaration or payment of any dividend that, together with dividends declared or paid in the preceding 12 months, exceeds the lesser of (i) 10% of policy holders’ surplus as shown by its last statement on file with the New York Insurance Department and (ii) adjusted net investment income (which does not include realized gains or losses) for the preceding 12-month period. Adjusted net investment income includes a carry forward of undistributed net investment income for two years. Such declaration or payment is further limited by earned surplus, as determined in accordance with statutory accounting practices prescribed or permitted in New York. Under New York law, an insurer domiciled in New York may not pay dividends to shareholders except out of “earned surplus”, which in this case is defined as “the portion of the surplus that represents the net earnings, gains or profits, after the deduction of all losses, that have not been distributed to the shareholders as dividends or transferred to stated capital or capital surplus or applied to other purposes permitted by law but does not include unrealized appreciation of assets.”

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

      The following GAAP statement of operations and balance sheet data relating to each of the years 1999 through 2003 has been derived from our annual consolidated financial statements audited by PricewaterhouseCoopers LLP, our independent accountants. Consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders’

equity and cash flows for each of the three years in the period ended December 31, 2003, and related notes, appear in this Form 10-K beginning at page [52].

      We encourage you to read the consolidated financial statements included in this Form 10-K because they contain our complete financial statements for the years ended December 31, 2003, 2002 and 2001. The results of operations for the year ended December 31, 2003 are not necessarily indicative of future results.

	Years Ended December 31,

	2003	2002	2001	2000	1999

		(dollars in thousands, except per share data)
GAAP Statement of Operations Data:
Gross premiums written	$2,558,156	$1,894,530	$1,153,606	$862,166	$654,518

Net premiums written	$2,153,580	$1,631,245	$984,650	$701,334	$502,622

Net premiums earned	$1,965,093	$1,432,642	$900,537	$681,831	$508,408
Net investment income	134,115	123,028	114,600	126,593	121,169
Net realized investment gains	202,742	135,796	13,313	23,611	4,783

Total revenues	2,301,950	1,691,466	1,028,450	832,035	634,360

Losses and loss adjustment expenses	1,325,765	987,195	725,767	503,464	383,883
Acquisition costs	476,015	362,262	248,425	198,570	136,731
Other underwriting expenses	101,308	70,269	64,694	53,254	45,772
Other expense (income), net	7,912	4,985	(755)	(3,839)	(11,586)
Interest expense	12,656	8,689	5,938	—	—

Total expenses	1,923,656	1,433,400	1,044,069	751,449	554,800

Income (loss) before income taxes and cumulative effect of a change in accounting principle	378,294	258,066	(15,619)	80,586	79,560
Federal and foreign income tax provision (benefit)	129,069	86,751	(7,658)	25,795	23,526

Income (loss) before cumulative effect of a change in accounting principle	249,225	171,315	(7,961)	54,791	56,034
Cumulative effect of a change in accounting principle	—	36,862	—	—	—

Net income (loss), as reported	249,225	208,177	(7,961)	54,791	56,034
Adjustments:
Negative goodwill	—	—	(8,348)	(8,348)	(8,348)
Goodwill	—	—	2,516	2,516	1,781

Adjusted net income (loss)(1)	$249,225	$208,177	$(13,793)	$48,959	$49,467

BASIC
Weighted average shares outstanding	64,736,830	64,744,067	57,018,497	48,000,000	40,162,000

Basic earnings (loss) per share, as reported	$3.85	$3.22	$(0.14)	$1.14	$1.40
Adjustments:
Negative goodwill	—	—	(0.15)	(0.17)	(0.21)
Goodwill	—	—	0.05	0.05	0.04

Adjusted basic earnings (loss) per share(1)	$3.85	$3.22	$(0.24)	$1.02	$1.23

	Years Ended December 31,

	2003	2002	2001		2000	1999

		(dollars in thousands, except per share data)
DILUTED
Weighted average shares outstanding	65,110,292	65,129,726	57,018,497		48,000,000	40,162,000

Diluted earnings (loss) per share, as reported	$3.83	$3.20	$(0.14	)(2)	$1.14	$1.40
Adjustments:
Negative goodwill	—	—	(0.15)		(0.17)	(0.21)
Goodwill	—	—	0.05		0.05	0.04

Adjusted diluted earnings (loss) per share(1)	$3.83	$3.20	$(0.24)		$1.02	$1.23

Selected GAAP Financial Ratios:
Losses and loss adjustment expense ratio	67.5%	68.9%	80.6%		73.9%	75.5%
Underwriting expense ratio	29.3	30.2	34.8		36.9	35.9

Combined ratio	96.8%	99.1%	115.4%		110.8%	111.4%

	December 31,

	2003	2002	2001	2000	1999

	(dollars in thousands, except per share data)
GAAP Balance Sheet Data:
Total investments and cash	$4,237,248	$3,082,403	$2,659,776	$2,641,615	$2,603,242
Total assets	6,460,056	5,303,675	4,648,291	4,254,103	4,079,726
Unpaid losses and loss adjustment expenses	3,400,277	2,871,552	2,720,220	2,566,396	2,569,895
Debt obligations	376,892	206,340	200,000	—	—
Total stockholders’ equity	1,390,235	1,056,083	820,872	957,875	806,336
Book value per share(3)	21.39	16.25	12.60	19.96	16.80
Dividends per share(3)	0.11	0.10	0.03	1.77	2.46

(1)	Assumes retroactive implementation of SFAS Nos. 141 and 142, which relates to goodwill and negative goodwill. These statements were adopted by us on January 1, 2002.

(2)	Inclusion of the unvested portion of restricted common stock granted under the Odyssey Re Holdings Corp. Restricted Share Plan would have an anti-dilutive effect on the 2001 diluted earnings per share (i.e., the diluted earnings per share would be greater than the basic earnings per share); accordingly, such shares were excluded from the calculation of the 2001 earnings per share.

(3)	Based on our common stock outstanding of 64,996,166 shares as of December 31, 2003, 65,003,963 shares as of December 31, 2002, 65,142,857 shares as of December 31, 2001 and 48,000,000 shares as of December 31, 2000 and 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Odyssey Re Holdings Corp. is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries, Clearwater Insurance Company (formerly Odyssey Reinsurance Corporation), Hudson, Hudson Specialty, UK Holdings and Newline. On June 19, 2001, OdysseyRe sold 17,142,857 shares of its common stock in an initial public offering. In connection with this offering, we acquired all of the outstanding shares of Odyssey America from subsidiaries of Fairfax, our ultimate majority stockholder, for an aggregate consideration of $988.8 million, consisting of $233.6 million in cash, a $200.0 million term note and 48 million shares of our common stock. The acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become our historical financial information. On September 10, 2002, we acquired 56.0% of the common stock of First Capital Insurance Ltd., a Singapore insurance company, and subsequently contributed First Capital to Odyssey America. During the second quarter of 2003, Odyssey America increased its ownership in First Capital to 97.7%. On January 1, 2004, Odyssey America contributed all of its shares of First Capital to Fairfax Asia (2003) Limited (“Fairfax Asia”) in exchange for Class B non-voting shares of Fairfax Asia, representing an approximate 45%, $32.0 million, ownership interest in Fairfax Asia. Fairfax Financial Holdings Limited, a Canadian financial services company, our majority stockholder, owns the controlling interest in Fairfax Asia.

      Through our operating subsidiaries, principally Odyssey America, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace. OdysseyRe also underwrites specialty insurance business through Newline and Hudson. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability insurance through a Healthcare unit located principally in Napa, California. During 2003, we reinsured this business through a 100% quota share agreement with an affiliate. On October 28, 2003, we acquired an excess and surplus lines insurance company, Hudson Specialty, which, in 2004, will serve as the main platform for the Healthcare business. The Healthcare business is included in our U.S. Insurance division.

      Throughout 2002 and continuing into 2003, we experienced growth opportunities in a number of areas, evidenced by our increase in gross premiums written of $663.7 million, or 35.0%, to $2.6 billion for the year ended December 31, 2003 from $1.9 billion for the year ended December 31, 2002. Improved pricing, industry consolidations and a series of catastrophic events, both in the United States and globally, have all contributed to our growth. We have opportunistically expanded in certain classes of business and in each of our geographic business segments. Our non-United States operations, including Newline, accounted for 41.5% of our premium volume for 2003. For the years ended December 31, 2003 and 2002, our net premiums written were $2.2 billion and $1.6 billion, respectively, and our net income was $249.2 million and $208.2 million (which included a cumulative effect of a change in accounting principle of $36.9 million for 2002), respectively. As of December 31, 2003, we had total assets of $6.5 billion and total stockholders’ equity of $1.4 billion.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.8% for the year ended December 31, 2003, a decrease of 2.3 percentage points from the 99.1% combined ratio for the year ended December 31, 2002. This continued underwriting profitability is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business.

      We operate our business through four divisions, the Americas, EuroAsia, London Market, and U.S. Insurance, which are based principally on geographic regions.

      The Americas division is our largest division and writes casualty, surety and property treaty, and facultative casualty reinsurance in the United States and Canada, and primarily treaty and facultative property reinsurance in Central and South America. The Americas division is comprised of three units, the United States, Canada, and Latin America, with two offices in New York City, and offices located in Stamford, Mexico City, Miami, Santiago and Toronto.

      The EuroAsia division operates out of four offices, with principal offices in Paris and Singapore. The EuroAsia business consists of international reinsurance business which is geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of the rate increases throughout its international scope of operations and in creating new market opportunities by leveraging its long-term ceding company and broker relationships. The business underwritten by First Capital is also included in the EuroAsia division.

      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline which in turn owns and manages Syndicate 1218, and our London branch office. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus lines basis in the United States. The London Market division in general, and Newline in particular, has experienced a resurgence of opportunities from domestic and international business. The London Market division writes insurance and reinsurance business worldwide principally through brokers.

      The U.S. Insurance division is comprised of specialty program insurance business underwritten by Hudson and Hudson Specialty. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability business through the Healthcare unit located principally in Napa, California. In 2003, we reinsured this business through a 100% quota share agreement with an affiliate, and will underwrite this business directly through Hudson Specialty in 2004.

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

      Consistent with our significant accounting policies, we utilize estimates in establishing premiums written, the corresponding acquisition expenses and unearned premium reserves for our reinsurance business. These estimates are required to reflect differences in the timing of the receipt of accounts from the ceding company and the actual due dates of the accounts at the close of each accounting period.

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

      The change in these estimates is reflected in the revenue account at the end of each accounting period. These estimates are considered “critical accounting estimates”, because changes in these estimates can materially affect net income.

Expenses

      We determine our reserve for unpaid losses and loss adjustment expenses based on the evaluation of our in-house claims department of the reports and individual case estimates received from ceding companies for reinsurance business or the estimates advised by our outside claims adjusters for insurance business. We use generally accepted actuarial methodologies to determine a reserve for losses incurred but not reported (“IBNR”) on the basis of our historical experience and other estimates. We review the reserves continually and changes in estimates are reflected in the operating results of the period in which they become known. Accordingly, losses and loss adjustment expenses are charged to income in the calendar year they are incurred.

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

      Our reserves for losses and loss adjustment expenses are estimates of amounts required to pay reported and unreported claims and related loss adjustment expenses. We believe the estimate of these reserves is a “critical accounting estimate” because changes in these reserves can materially affect net income. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved. As of December 31, 2003, our estimate of these liabilities net of reinsurance recoverables was $2,341.7 million, and as of December 31, 2002 was $1,844.6 million.

      Acquisition costs consist principally of commissions and brokerage expenses incurred on business written under reinsurance contracts or certificates and insurance policies. These costs are deferred and amortized over the period in which the related premiums are earned. Commission adjustments are accrued based on the underwriting profitability of the business produced. Deferred acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on our historical experience. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which the adjustment arose. We believe the estimate of these deferred acquisition costs is a “critical accounting estimate”, because changes in these estimates can materially effect net income.

      Other underwriting expenses consist of cost of operations associated with our underwriting activities. These expenses include compensation, rent, and all other general expenses allocated to our underwriting activity and exclude any investment or claims related expenses.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Gross Premiums Written. Gross premiums written for the year ended December 31, 2003 increased by $663.7 million, or 35.0%, to $2.6 billion from $1.9 billion for the year ended December 31, 2002. Insurance and reinsurance market conditions improved substantially on a global basis the past two years, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $232.4 million, or 19.5%, the EuroAsia division of $149.5 million, or 57.8%, the London Market division of $122.6 million, or 38.9% and the U.S. Insurance division of $165.2 million, or 98.0%.

      On an overall basis, for the year ended December 31, 2003, total reinsurance gross premiums written increased by $404.4 million, or 25.9%, to $2.0 billion from $1.6 billion for the year ended December 31, 2002. Included in this amount is an increase in property treaty business of $161.6 million (31.0%), and casualty treaty business of $158.9 million (20.9%). Insurance gross premiums written for the year ended December 31, 2003 were $634.9 million, compared to $369.5 million for the year ended December 31, 2002, a 71.8% increase.

      The Americas division accounted for $1,421.4 million, or 54.7%, of our gross premiums written for the year ended December 31, 2003, an increase of $232.4 million, or 19.5%, compared to $1,189.0 million, or 61.6%, of our gross premiums written for the year ended December 31, 2002. Gross premiums written by the United States unit for the year ended December 31, 2003 were $1,188.0 million, an increase of $163.9 million, or 16.0%, compared to $1,024.1 million for the year ended December 31, 2002. Gross premiums written by the Latin America unit for the year ended December 31, 2003 were $149.7 million, an increase of $32.9 million, or 28.2%, compared to $116.8 million for the year ended December 31, 2002. The Canadian unit had gross premiums written of $79.6 million for the year ended December 31, 2003, an increase of $38.8 million, or 95.1%, compared to $40.8 million for the year ended December 31, 2002.

      The increase in the Americas division gross premiums written for the year ended December 31, 2003 compared to 2002, is comprised of increases in treaty property business of $67.1 million (22.0%), treaty casualty business of $122.0 million (17.4%), other treaty business of $10.8 million (15.4%) and facultative reinsurance of $32.5 million (28.9%).

      For the year ended December 31, 2003, the EuroAsia division had gross premiums written of $408.1 million, or 15.7%, of our gross premiums written, an increase of $149.4 million, or 57.8%, compared to $258.6 million, or 13.4%, of our gross premiums written for the year ended December 31, 2002. Opportunities in our EuroAsia division have increased due to catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the years ended December 31, 2003 and 2002, our Paris office had gross premiums written of $299.9 million and $186.7 million, respectively, an increase of $113.2 million, or 60.6%. For the years ended December 31, 2003 and 2002, our Singapore office had gross premiums written of $90.6 million and $68.8 million, respectively, an increase of $21.8 million, or 31.7%. For the year ended December 31, 2003, First Capital had $17.6 million of direct premiums written, as compared to $3.2 million of direct premiums written for the three months ended December 31, 2002. First Capital was acquired on September 10, 2002, thus there was only one quarter’s worth of results in 2002.

      The increase in the EuroAsia division gross premiums written for the year ended December 31, 2003 compared to 2002, is comprised of increases in treaty property business of $89.0 million (55.4%), treaty casualty business of $19.5 million (45.9%) and all other treaty lines, principally marine, aerospace and credit, of $42.6 million (153.8%). Property facultative business decreased to $8.6 million for the year ended December 31, 2003 from $24.6 million for the year ended December 31, 2002 as we discontinued this line of business in Europe in 2003.

      The London Market division generated $437.9 million, or 16.8%, of our gross premiums written for the year ended December 31, 2003 as compared to $315.3 million, or 16.3%, of our gross premiums written for the year ended December 31, 2002. Gross premiums written by the London branch for the year ended December 31, 2003 were $154.4 million, an increase of $36.9 million, or 31.4%, compared to $117.5 million for the year ended December 31, 2002. Our Lloyd’s syndicate had gross premiums written of $283.5 million for the year ended December 31, 2003, an increase of $85.7 million or 43.3%, compared to $197.8 million for the year ended December 31, 2002.

      The increase in the London Branch gross premiums written for the year ended December 31, 2003, compared to 2002, is comprised of increases in treaty property business of $5.4 million (9.4%), treaty casualty business of $17.5 million (104.2%) and treaty, marine and aerospace business of $14.0 million (32.2%). The Lloyd’s syndicate business is principally comprised of liability insurance business.

      The U.S. Insurance division accounted for $333.8 million, or 12.8%, of our gross premiums written for the year ended December 31, 2003, an increase of $165.2 million, compared to $168.6 million, or 8.7%, of our gross premiums written for the year ended December 31, 2002. For the year ended December 31, 2003, Hudson had gross premiums written of $223.2 million, an increase of $54.6 million, or 32.4%, compared to $168.6 million for the year ended December 31, 2002. The new Healthcare unit established on January 1, 2003, contributed $110.6 million of premiums written for the year ended December 31, 2003.

      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2003 increased by $141.3 million, or 53.7%, to $404.6 million from $263.3 million for the year ended December 31, 2002. The increase in ceded premiums written is attributable to an increase in cessions to the whole account aggregate excess of loss covers associated with prior underwriting years in the amount of $49.3 million, the addition of the Healthcare unit in 2003 which accounted for $37.1 million of the increase, and the increase in cessions attributable to the Hudson business of $22.2 million. The remaining increase in ceded premiums written is attributable to the increase in the gross premiums written.

      Net Premiums Written. Net premiums written for the year ended December 31, 2003 increased by $522.3 million, or 32.0%, to $2.2 billion from $1.6 million for the year ended December 31, 2002, consistent with the increase in gross premiums written. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the year ended December 31, 2003 increased by $532.5 million, or 37.2%, to $2.0 billion from $1.4 billion for the year ended December 31, 2002. This increase is consistent with the increase in net premiums written as described above.

      Net Investment Income. Net investment income for the year ended December 31, 2003 increased by $11.1 million, or 9.0%, to $134.1 million from $123.0 million for the year ended December 31, 2002. The net investment yield was 4.9% and 4.3% for the years ended December 31, 2003 and 2002, respectively. The increase in investment income before expenses results principally from an increase in cash and invested assets of over $1.0 billion, as well as an increase in income from our other invested assets category, which includes certain investment participations including limited investment partnerships.

      Net Realized Investment Gains. Net realized investment gains for the year ended December 31, 2003 increased by $66.9 million, or 49.3%, to $202.7 million from a gain of $135.8 million for the year ended December 31, 2002. The increase in net realized gains in 2003 was primarily related to the sale of fixed income securities, which had appreciated in value.

      Included in net realized investment gains for the years ended December 31, 2003 and 2002, respectively, are $58.8 and $13.0 million of realized losses on the other than temporary write-down of certain fixed income and equity securities.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the year ended December 31, 2003 increased by $338.6 million, or 34.6%, to $1,325.8 million from $987.2 million for the year ended December 31, 2002. The increase in losses is a direct result of the increase in net premiums earned and increases in net loss reserves of $116.8 million primarily associated with accident years 1997 to 2000 for U.S. casualty business. The losses and loss adjustment expense ratio for the year ended December 31, 2003 was 67.5% compared to 68.9% for the year ended December 31, 2002. The improved losses and loss adjustment expense ratio reflects the general improvements in primary and reinsurance pricing.

      Acquisition Costs. Acquisition costs for the year ended December 31, 2003 increased by $113.7 million, or 31.4%, to $476.0 million from $362.3 million for the year ended December 31, 2002, with the increase due to premium growth offset by a slight decrease in our acquisition cost ratio. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 24.2% for the year ended December 31, 2003 compared to 25.3% for the year ended December 31, 2002. The decrease in the acquisition expense ratio is attributable to the negotiation of lower commission and brokerage costs across the portfolio and mix of business, combined with the increased primary insurance underwritten during 2003, which has a lower acquisition cost ratio.

      Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2003 were $101.3 million compared to $70.3 million for the year ended December 31, 2002. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.2% for the year ended December 31, 2003, compared to 4.9% for the year ended December 31, 2002. This increase in other underwriting expenses and the related expense ratio is principally attributable to increased headcount from domestic and international expansion, increased premium taxes resulting from an increase in primary insurance premiums, and expenses associated with our Healthcare business and First Capital.

      Other Expenses (Income), Net. Other expenses (income), net for the year ended December 31, 2003 was a net expense of $7.9 million compared to $5.0 million of net income for the year ended December 31, 2002. The other expense (income), net for the years ended December 31, 2003 and 2002, is primarily comprised of the operating expenses of the holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $12.7 million for the year ended December 31, 2003, compared to $8.7 million for the year ended December 31, 2002. The 2003 expense includes a full year’s interest on our 4.375% convertible senior debentures due 2022, which were issued in June 2002, while only six months of expense is reflected in 2002. During the fourth quarter of 2003, we issued $225.0 million of our senior notes due November 1, 2013 (and prepaid $50.0 million of our senior notes due November 30, 2006) which contributed an additional $2.6 million of interest expense during 2003.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the year ended December 31, 2003 increased by $42.3 million to $129.1 million, from $86.8 million for the year ended December 31, 2002, as a result of the increase in operating income.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Gross Premiums Written. Gross premiums written for the year ended December 31, 2002 increased by $740.9 million, or 64.2%, to $1.9 billion from $1.2 billion for the year ended December 31, 2001. Insurance and reinsurance market conditions improved substantially on a global basis the past two years, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $357.6 million, or 43.0%, the EuroAsia division of $112.1 million, or 76.5%, London Market division of $149.4 million or 90.1% and the U.S. Insurance division of $111.8 million or 196.8%.

      The Americas division accounted for $1,189.0 million, or 61.6%, of our gross premiums written for the year ended December 31, 2002, an increase of $357.6 million, or 43.0%, compared to $831.4 million, or 72.1%, of our gross premiums written for the year ended December 31, 2001. Gross premiums written by the United States unit for the year ended December 31, 2002 were $1,024.1 million, an increase of $305.8 million, or 42.6%, compared to $718.3 million for the year ended December 31, 2001. Gross premiums written by the Latin America unit for the year ended December 31, 2002 were $116.8 million, an increase of $44.5 million, or 61.5%, compared to $72.3 million for the year ended December 31, 2001. The Canadian unit had gross premiums written of $40.8 million for the year ended December 31, 2002, an increase of $24.4 million, or 148.8%, compared to $16.4 million for the year ended December 31, 2001.

      The increase in the Americas division is comprised of increases in treaty property excess of loss of $31.4 million, proportional property of $52.5 million, casualty excess of loss of $58.9 million, proportional casualty of $128.8 million, marine and aerospace, surety and credit and miscellaneous lines of $42.4 million and facultative reinsurance of $43.6 million.

      For the year ended December 31, 2002, the EuroAsia division had gross premiums written of $258.6 million, or 13.4%, of our gross premiums written, an increase of $112.1 million, or 76.5%, compared to

$146.5 million, or 12.7%, of our gross premiums written for the year ended December 31, 2001. Opportunities in our EuroAsia division have increased due to catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the years ended December 31, 2002 and 2001, our Paris office had gross premiums written of $186.7 million and $109.6 million, respectively, an increase of $77.1 million, or 70.3%. For the years ended December 31, 2002 and 2001, our Singapore office had gross premiums written of $68.8 million and $36.9 million, respectively, an increase of $31.9 million, or 86.4%. For the year ended December 31, 2002, First Capital had $3.2 million of direct premiums written. First Capital was acquired on September 10, 2002, thus there was only one quarter’s worth of results in 2002.

      The increase in the EuroAsia division is comprised of increases in treaty property excess of loss of $31.5 million, proportional property of $52.9 million, casualty excess of loss of $10.9 million, marine and aerospace of $9.7 million, surety and credit of $3.9 million, facultative of $2.9 million and First Capital of $3.2 million. These increases were offset by a decrease in casualty proportional of $2.8 million.

      The London Market division generated $315.3 million, or 16.3%, of our gross premiums written for the year ended December 31, 2002 as compared to $165.9 million, or 14.4%, of our gross premiums written for the year ended December 31, 2001. Gross premiums written by the London branch for the year ended December 31, 2002 were $117.5 million, an increase of $83.5 million, or 245.6%, compared to $34.0 million for the year ended December 31, 2001. Our Lloyd’s syndicate had gross premiums written of $197.8 million for the year ended December 31, 2002, an increase of $65.9 million or 50.0%, compared to $131.9 million for the year ended December 31, 2001. During 2002 there was a shift in writing certain treaty business between the branch and the syndicate. On an overall basis gross premiums written for treaty business increased in 2002 to $151.6 million or a 35.4% increase compared to 2001 of $112 million. Liability lines written by the syndicate was $163.7 million an increase of over 200% compared to 2001 of $53.9 million.

      The U.S. Insurance division which is comprised of Hudson specialty program business accounted for $168.6 million, or 8.7% of our gross premiums written for the year ended December 31, 2002, an increase of $111.8 million, compared to $56.8 million, or 4.9%, of our gross premiums written for the year ended December 31, 2001. The increase in the U.S. Insurance division’s gross premiums written is attributable to increases in property of $13.8 million, casualty of $28.6 million, and automobile lines of $39.4 million.

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

      Net Realized Investment Gains. Net realized investment gains for the year ended December 31, 2002 increased by $122.5 million, to $135.8 million from a gain of $13.3 million for the year ended December 31, 2001. The increase in net realized gains in 2002 was primarily related to the sale of fixed income securities, which generated gains as we realized the benefits of the appreciation in the portfolio due to the decline in interest rates, which hit levels not experienced in 40 years.

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

      The other expense (income), net for the year ended December 31, 2002 is primarily comprised of the operating expenses of the holding company, since goodwill is no longer amortized. The major component of other expense (income), net, in 2001 was the amortization of goodwill, which consists of the negative goodwill associated with the purchase of Clearwater amortized over a ten-year period at $8.3 million per year, and the amortization of positive goodwill associated with the purchase of Odyssey America amortized over a ten-year period at $2.5 million per year.

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

Liquidity and Capital Resources

      Our stockholders’ equity increased by $334.2 million, or 31.6%, to $1.4 billion as of December 31, 2003 from $1.1 billion as of December 31, 2002. The increase was mainly attributable to net income of $249.2 million, an increase in accumulated other comprehensive income, net of deferred taxes, of $90.7 million, the amortization of restricted stock of $1.1 million offset by dividends paid to stockholders of $6.9 million for the year ended December 31, 2003.

      Our liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $564.1 million for the year ended December 31, 2003. The increase in premium collections is directly attributable to the increase in premium volume realized since the latter part of calendar year 2001, which occurred as a result of substantially improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow. Cash provided by operations for the year ended December 31, 2002 amounted to $214.2 million.

      Total cash provided by investing activities for the year ended December 31, 2003 was $359.1 million compared to cash used by investing activities of $93.3 million for the year ended December 31, 2002. The increase in cash proceeds from investing activities is mainly due to a change in the mix of short-term investments and cash and cash equivalents. Cash and cash equivalents were $1,588.7 million and $484.7 million, as of December 31, 2003 and 2002, respectively. The increase in cash and cash equivalents resulted from us selling longer term securities to realize capital gains during 2003 and the second half of 2002. A significant portion of the proceeds from these sales have been invested in shorter term securities. It is anticipated that our cash and cash equivalents will remain at high levels over the near term, pending re-investment on a basis consistent with our long-term value oriented investment philosophy. Cash and short-term investments are maintained for liquidity purposes and represented 42.6% and 21.9% as of December 31, 2003 and December 31, 2002, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $1.6 billion as of December 31, 2003. Total investments and cash amounted to $4.2 billion as of December 31, 2003, an increase of $1.2 billion compared to December 31, 2002. The fixed income securities portfolio has a weighted average of AA security rating as measured by Standard and Poor’s.

      An additional source of funds for OdysseyRe is the dividend capacity of its subsidiary, Odyssey America. During 2004, Odyssey America can pay dividends to us of $178.7 million, without prior regulatory approval.

      During the fourth quarter of 2003, we issued $225.0 million aggregate principal amount of senior notes due November 1, 2013. The issue was sold at a discount of $0.4 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65%, which is due semi-annually on May 1st and November 1st. The senior notes are redeemable at a premium, prior to maturity, at our discretion. We used the proceeds from this offering to prepay $50.0 million aggregate principal amount of the 7.49% senior notes due November 30, 2006 and to contribute $165.0 million of additional capital to Odyssey America. The remainder will be used for general corporate purposes.

      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at our option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances, each Convertible Debt holder can convert its Convertible Debt, into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt; however, as of December 31, 2003, the Convertible Debt was not convertible, in accordance with the terms of the indenture under which the Convertible Debt was issued. The Convertible Debt is reflected on our balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In December 2001, we issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the 7.49% senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The 7.49% senior notes are redeemable at a premium, prior to maturity, at our option. In November 2003 and June 2002, we prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of 7.49% senior notes. Immediately following the issuance of the 7.49% senior notes, we entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, we sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the 7.49% senior notes. In conjunction with the early extinguishment of $50.0 million of 7.49% senior notes, $3.0 million of the capitalized gain was immediately realized. As of December 31, 2003, the aggregate principal amount of 7.49% senior notes outstanding was $40.0 million and the remaining capitalized gain is $2.3 million.

      Through Odyssey UK Holdings Corp., Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of December 31, 2003, Odyssey America had pledged U.S. Treasuries in the amount of $120.7 million in support of a letter of credit and $142.7 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of Odyssey UK Holding Corp. should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.

      On February 12, 2004, our Board of Directors declared a quarterly cash dividend of $0.03125 per share to be paid on or before March 31, 2004 to all stockholders of record as of March 17, 2004. During each of the first three quarters of 2003, our Board of Directors declared a dividend of $0.025 per common share. Approximately $1.6 million in dividends was paid in each quarter. On November 18, 2003, our Board of Directors declared a cash dividend of $0.03125 per share. The total dividend of approximately $2.0 million was paid on December 31, 2003.

Credit Ratings

      Rating agencies assess the claims-paying ability of reinsurers and their ratings represent independent opinions of financial strength and ability to meet policyholder obligations. These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of December 31, 2003 were: A.M. Best Company: “A” (Excellent); and Standard & Poor’s rating services: “A-” (Strong).

Market Sensitive Instruments

      The term market risk refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed here relate to our investment assets which are classified as available for sale. As of December 31, 2003, our $4.2 billion investment portfolio is comprised of $1.6 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of December 31, 2003 and December 31, 2002, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2003			As of December 31, 2002

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

			(dollars in millions)
200 basis point rise	$1,386.8	$(210.9)	(13.2)%	$1,681.2	$(311.4)	(15.6)%
100 basis point rise	1,487.2	(110.5)	(6.9)	1,819.5	(173.1)	(8.7)
Base Scenario	1,597.7	—	—	1,992.6	—	—
100 basis point decline	1,748.7	151.0	9.5	2,236.7	244.1	12.3
200 basis point decline	1,916.4	318.7	19.9	2,509.9	517.3	26.0

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total these securities represent approximately 5% and 23% of the fair market value of the total fixed income portfolio as of December 31, 2003 and December 31, 2002, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      As of December 31, 2003, we had gross unrealized appreciation on our entire investment portfolio of $169.6 million, which is offset by gross unrealized depreciation of $56.1 million.

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

      As of December 31, 2003 and December 31, 2002, 83.6% and 88.6%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 16.4% and 11.4%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of December 31, 2003 and December 31, 2002, 13.3% and 8.2%, respectively, of our investment and cash portfolio, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 12.2% and 7.2% on December 31, 2003 and 2002, respectively, of our investment and cash portfolio, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $51.5 million and $22.2 million as of December 31, 2003 and 2002, respectively in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2003 and December 31, 2002, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $816.4 million and $541.5 million, respectively, or 18.9% and 17.6%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 5.4% and 7.6% as of December 31, 2003 and December 31, 2002, respectively, of our investment portfolio, including cash and cash equivalents. As of December 31, 2003, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $81.6 million dollar decline in the fair value of the total investment portfolio.

Accounting Pronouncements

      Financial accounting standards and the related pronouncements that have been issued but are not yet effective will not have a material impact on our financial position, operations or cash flows.

Off-Balance Sheet Arrangements

      We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements are provided in note 12 of our consolidated financial statements included in this Form 10-K.

Disclosure of Contractual Obligations

      The following table provides a payment schedule of present and future obligations (in thousands):

	Payment due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long term Debt Obligations — Principal	$375,000	$—	$40,000	$—	$335,000
Long term Debt Obligations — Interest	272,603	25,069	50,042	44,050	153,442
Capital Leases Obligations	—	—	—	—	—
Operating Leases Obligations	26,971	6,797	16,497	1,722	1,955
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$674,574	$31,866	$106,539	$45,772	$490,397

      For further detail on our long term debt principal and interest payments, see note 17 of our consolidated financial statements included in this Form 10-K.

      For further detail on our operating lease payments see note 12 of our consolidated financial statements included in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

ODYSSEY RE HOLDINGS CORP.

MANAGEMENT’S FINANCIAL RESPONSIBILITY

      Management is responsible for the preparation of the Company’s financial statements and the other financial information in this report. This responsibility includes maintaining the integrity and objectivity of financial records and the presentation of the Company’s financial statements in conformity with generally accepted accounting principles.

      The Company maintains an internal control structure intended to provide, among other things, reasonable assurance that its records include the transactions of its operations in all material respects and to provide protection against significant misuse or loss of Company assets. Management believes that the internal control structure meets these objectives. The internal control structure is supported by careful selection and training of qualified personnel, written policies and procedures that communicate details of the internal control structure to the Company’s worldwide activities, and by a staff of internal auditors who employ thorough auditing programs.

      The Company’s financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was conducted in accordance with generally accepted auditing standards, which included consideration of the Company’s internal control structure. The Report of Independent Auditors appears on page 51.

      The Board of Directors, acting through its Audit Committee composed solely of directors who are not employees of the Company, is responsible for determining that management fulfills its responsibilities in the financial control of operations and the preparation of financial statements. The Audit Committee appoints the independent accountants. It meets regularly with management, internal auditors, and the independent accountants. The independent accountants and internal auditors have full and free access to the Audit Committee and meet with it to discuss their audit work, the Company’s internal controls, and financial reporting matters.

Andrew A. Barnard President and Chief Executive Officer	Charles D. Troiano Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

      To the Board of Directors and Stockholders of Odyssey Re Holdings Corp.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries at December, 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management, our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”.

PRICEWATERHOUSECOOPERS LLP

New York, New York

February 2, 2004

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $1,605,378 and $1,964,758, respectively)	$1,597,688	$1,992,574
Redeemable preferred stock, at fair value (cost $13,398)	—	12,694
Equity securities:
Common stocks, at fair value (cost $376,215 and $146,028, respectively)	447,700	152,560
Common stocks, at equity	117,489	101,021
Short-term investments, at cost which approximates fair value	218,208	189,161
Other invested assets	267,504	149,649
Cash and cash equivalents	1,588,659	484,744

Total investments and cash	4,237,248	3,082,403
Investment income due and accrued	21,668	26,358
Reinsurance balances receivable	499,680	430,491
Reinsurance recoverables on loss payments	83,448	80,473
Reinsurance recoverables on unpaid losses	1,058,623	1,026,979
Prepaid reinsurance premiums	110,881	92,525
Funds held by ceding insurers	124,464	112,747
Deferred acquisition costs	168,289	128,890
Federal and foreign income taxes	71,183	107,029
Other assets	84,572	215,780

Total assets	$6,460,056	$5,303,675

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,400,277	$2,871,552
Unearned premiums	819,840	602,562
Debt obligations	376,892	206,340
Reinsurance balances payable	121,457	108,257
Funds held under reinsurance contracts	199,763	238,233
Other liabilities	151,592	220,648

Total liabilities	5,069,821	4,247,592

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,586	793,334
Treasury stock, at cost (146,691 and 138,894 shares, respectively)	(2,549)	(2,305)
Unearned compensation	(3,439)	(4,572)
Accumulated other comprehensive income, net of deferred income taxes	112,430	21,736
Retained earnings	489,556	247,239

Total stockholders’ equity	1,390,235	1,056,083

Total liabilities and stockholders’ equity	$6,460,056	$5,303,675

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except share amounts)
REVENUES
Gross premiums written	$2,558,156	$1,894,530	$1,153,606
Ceded premiums written	404,576	263,285	168,956

Net premiums written	2,153,580	1,631,245	984,650
Increase in unearned premiums	(188,487)	(198,603)	(84,113)

Net premiums earned	1,965,093	1,432,642	900,537
Net investment income	134,115	123,028	114,600
Net realized investment gains	202,742	135,796	13,313

Total revenues	2,301,950	1,691,466	1,028,450

EXPENSES
Losses and loss adjustment expenses	1,325,765	987,195	725,767
Acquisition costs	476,015	362,262	248,425
Other underwriting expenses	101,308	70,269	64,694
Other expense (income), net	7,912	4,985	(755)
Interest expense	12,656	8,689	5,938

Total expenses	1,923,656	1,433,400	1,044,069

Income (loss) before income taxes and cumulative effect of a change in accounting principle	378,294	258,066	(15,619)

Federal and foreign income tax provision (benefit):
Current	141,660	6,593	5,523
Deferred	(12,591)	80,158	(13,181)

Total federal and foreign income tax provision (benefit)	129,069	86,751	(7,658)

Income (loss) before cumulative effect of a change in accounting principle	249,225	171,315	(7,961)
Cumulative effect of a change in accounting principle	—	36,862	—

NET INCOME (LOSS)	$249,225	$208,177	$(7,961)

BASIC
Weighted average shares outstanding	64,736,830	64,744,067	57,018,497

Basic earnings (loss) per share	$3.85	$3.22	$(0.14)

DILUTED
Weighted average shares outstanding	65,110,292	65,129,726	57,018,497

Diluted earnings (loss) per share	$3.83	$3.20	$(0.14)

DIVIDENDS
Dividends declared per share	$0.11	$0.10	$0.025

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$249,225	$208,177	$(7,961)
Other comprehensive income, net of tax	90,694	34,721	5,005

Comprehensive income (loss)	$339,919	$242,898	$(2,956)

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except share amounts)
COMMON STOCK
Balance, beginning of year	$651	$651	$480
Proceeds from initial public offering	—	—	171

Balance, end of year	651	651	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	793,334	793,334	920,220
Net effect of initial public offering	—	—	(126,886)
Net increase during the year	252	—	—

Balance, end of year	793,586	793,334	793,334

TREASURY STOCK
Balance, beginning of year	(2,305)	—	—
Purchases during the year	(331)	(2,405)	(7,708)
Reissuance, during the year	87	100	7,708

Balance, end of year	(2,549)	(2,305)	—

UNEARNED COMPENSATION
Balance, beginning of year	(4,572)	(5,704)	—
Issuance of restricted stock	—	—	(7,708)
Amortization during the year	1,133	1,132	2,004

Balance, end of year	(3,439)	(4,572)	(5,704)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of year	21,736	(12,985)	(17,990)
Net increase during the year	90,694	34,721	5,005

Balance, end of year	112,430	21,736	(12,985)

RETAINED EARNINGS
Balance, beginning of year	247,239	45,576	55,165
Net income (loss)	249,225	208,177	(7,961)
Dividends to stockholders	(6,908)	(6,514)	(1,628)

Balance, end of year	489,556	247,239	45,576

TOTAL STOCKHOLDERS’ EQUITY	$1,390,235	$1,056,083	$820,872

COMMON SHARES (SHARES OUTSTANDING)
Balance, beginning of year	65,003,963	65,142,857	48,000,000
Issued during period	—	—	17,142,857
Net treasury shares acquired	(7,797)	(138,894)	—

Balance, end of year	64,996,166	65,003,963	65,142,857

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$249,225	$208,177	$(7,961)
Less: cumulative effect of a change in accounting principle	—	(36,862)	—

Income (loss) before cumulative effect of a change in accounting principle	249,225	171,315	(7,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reinsurance balances and funds held, net	(109,151)	(263,666)	(17,174)
Unearned premiums	198,923	203,898	83,362
Unpaid losses and loss adjustment expenses	497,080	160,398	7,661
Federal and foreign income taxes	(13,216)	91,091	(12,286)
Other assets and liabilities, net	(6,851)	38,160	(68,699)
Deferred acquisition costs	(38,400)	(48,764)	(19,612)
Net realized investment gains	(202,742)	(135,796)	(13,313)
Bond premium amortization, net	(10,750)	(2,425)	(1,370)

Net cash provided by (used in) operating activities	564,118	214,211	(49,392)

INVESTING ACTIVITIES
Maturities of fixed income securities	48,948	34,609	1,008
Sales of fixed income securities	4,683,504	2,422,938	424,597
Purchases of fixed income securities	(4,103,327)	(2,264,108)	(300,715)
Sales of equity securities	173,085	58,967	22,475
Purchases of equity securities	(355,679)	(113,233)	(83,042)
Purchases of other invested assets	(29,860)	(88,781)	(12,179)
(Increase) decrease in short-term investments	(18,028)	(155,809)	176,914
Acquisitions, net of cash acquired	(39,581)	12,133	—

Net cash provided by (used in) investing activities	359,062	(93,284)	229,058

FINANCING ACTIVITIES
Dividends	(6,908)	(6,514)	(1,628)
Additional borrowings, net of acquisition costs	222,480	107,494	150,000
Repayments of principal	(50,000)	(110,000)	(150,000)
Sale of interest rate contract	8,667	—	—
Purchase of treasury stock and other	(284)	(2,305)	(7,708)
Net proceeds from public offering	—	—	51,285
Loan receivable	—	—	(1,000)

Net cash provided by (used in) financing activities	173,955	(11,325)	40,949

Effect of exchange rate changes on cash	6,780	—	—

Increase in cash and cash equivalents	1,103,915	109,602	220,615
Cash and cash equivalents, beginning of year	484,744	375,142	154,527

Cash and cash equivalents, end of year	$1,588,659	$484,744	$375,142

Supplemental disclosures:
Interest paid	$9,006	$8,664	$5,420

Income taxes paid (recovered)	$142,202	$(4,327)	$4,636

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001, to serve as the holding company for its wholly owned subsidiary Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, Clearwater Insurance Company (“Clearwater”) (formerly Odyssey Reinsurance Corporation), Odyssey UK Holdings Corporation (“UK Holdings”), Newline Underwriting Management Ltd. which owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”), Hudson Insurance Company (“Hudson”) and Hudson Specialty Insurance Company (see note 3). As of December 31, 2003, Odyssey America also owned 97.7% of First Capital Insurance Ltd. (“First Capital”), a Singapore insurance company (see note 3). First Capital’s balance sheet is consolidated in the Company’s financial statements as of December 31, 2003 and 2002 and Hudson Specialty’s balance sheet is consolidated as of December 31, 2003. First Capital’s and Hudson Specialty’s results of operations are consolidated in the Company’s financial statements from September 10, 2002 and October 28, 2003, respectively. As of December 31, 2003, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, owns 80.6% of OdysseyRe.

      On June 19, 2001, the Company issued 17,142,857 shares of its common stock (26% of the total shares of common stock outstanding) in an initial public offering (the “offering”). In connection with the offering, all the outstanding shares of Odyssey America were acquired by the Company from subsidiaries of Fairfax, for aggregate consideration of $988.8 million, consisting of $233.6 million in cash, $200.0 million in a term note and 48 million shares of the Company’s common stock. This acquisition has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of Odyssey America and its subsidiaries have become the Company’s historical financial information. The Company retained $51.3 million of the net proceeds from the offering. In connection with the offering, the Company granted restricted shares of its stock to various executives and employees, as further described in note 10.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain amounts have been reclassified to conform to the balance sheet presentation as of December 31, 2003.

      For the years ended December 31, 2003, 2002 and 2001, the Company paid dividends of $6.9 million, $6.5 million and $1.6 million, respectively.

2.     Summary of Significant Accounting Policies

      Significant accounting policies followed by the Company are summarized below:

(a) All of the Company’s fixed income securities, which include bonds, notes and redeemable preferred stocks, and equity securities, which include common stocks, are categorized as “available for sale”, and are recorded at their fair value based on quoted market prices. Unrealized appreciation or depreciation of the Company’s fixed income and equity securities, net of applicable deferred income taxes, is included in accumulated other comprehensive income. Unrealized losses that are deemed other than temporary are charged to operations. Short-term investments are carried at cost, which approximates fair value.

Realized investment gains or losses are determined on the basis of average cost. Investment income is recorded as earned.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other invested assets include limited partnerships and investment funds which are accounted for under the equity method. Other invested assets also include benefit plan trust accounts which are carried at fair value.

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

(d) A purchase price in excess of net assets (“goodwill”), arising from a business combination, is tested for impairment at least annually. Goodwill is not subject to amortization. Unamortized deferred credits related to net assets acquired in excess of purchase price (“negative goodwill”) arising from a prior business combination is written-off as an extraordinary item (see note 3).

(e) The reserve for unpaid losses and loss adjustment expenses is based on the evaluations of the Company’s in-house claims department of the reports and individual case estimates received from ceding companies for reinsurance business or the estimates advised by the Company’s outside claims adjusters for insurance business. The Company’s in-house actuaries utilize generally accepted actuarial methodologies to determine a reserve for losses incurred but not reported on the basis of historical experience and other estimates. The reserves are reviewed continually during the year and changes in estimates are reflected in operating results currently. Accordingly, losses and loss adjustment expenses are charged to income as incurred. Reinsurance recoverables on unpaid losses and loss adjustment expenses are reported as assets. The Company uses tabular reserving for workers’ compensation liabilities that are considered fixed and determinable and discounts such reserves using an interest rate of 3.5% and standard mortality assumptions.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) On March 4, 2003, Fairfax increased its ownership interest in the Company to 80.6%. As a result, OdysseyRe and its United States subsidiaries are included in Fairfax Inc.’s, an affiliate, United States tax group. Inclusion of the Company into the Fairfax, Inc.’s tax group did not have an effect on the Company’s tax position. Effective June 19, 2001, the date of the Company’s initial public offering, through March 3, 2003, the Company, and its United States subsidiaries, filed a separate consolidated tax return. Prior to the offering, the Company and its United States subsidiaries were included in Fairfax Inc.’s consolidated federal income tax return. The federal income tax provision is allocated to each of the companies in the consolidated group, pursuant to a written agreement, on the basis of each company’s separate return taxable income.

Deferred federal income taxes are provided for temporary differences between the financial statement and tax bases of assets and liabilities. Such differences relate principally to deferred acquisition costs, unearned premiums and unpaid losses and loss adjustment expenses.

(g) All derivative instruments are recognized as either assets or liabilities on the balance sheet and measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting.

(h) The Company has identified its operating segments to reflect the way that management monitors and evaluates the Company’s financial performance. The Company operates in four segments: Americas, EuroAsia, London Market, and U.S. Insurance. The presentation of segments for the years ended December 31, 2003, 2002 and 2001 is reflected in note 18.

(i) The Company translates the financial statements of its foreign subsidiaries to United States dollars by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average exchange rate for the year. Translation gains or losses are recorded, net of deferred income taxes, as a component of comprehensive income. Foreign currency transaction gains or losses are reflected in the statement of operations in the period they are realized.

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

(k) In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). During 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related Interpretations, as permitted under Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” The Company disclosed the pro forma impact on net income had all stock compensation cost been charged to earnings in accordance with the fair value based method prescribed in SFAS 123.

Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS 123, on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure.” The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the year ended December 31, 2003 reflects stock-based compensation expense related to stock options granted in 2003. The impact of adopting the recognition of SFAS 123 was not material to net income, financial condition or cash flows. Pursuant to APB 25, no stock-based compensation expense was recognized for the year ended December 2002. Had compensation cost been

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income and net income per common share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

As Reported:
Net income	$249,225	$208,177
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	190	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(564)	(283)

Pro forma net income	$248,851	$207,894

Net income per common share:
As reported:
Basic	$3.85	$3.22
Diluted	3.83	3.20
Pro forma:
Basic	$3.84	$3.21
Diluted	3.82	3.19

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

3.     Business Combinations

      Effective January 1, 2002, the Company in accordance with the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, fully amortized its negative goodwill of $36.9 million related to the 1996 acquisition of Clearwater and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the year ended December 31, 2002. SFAS 142 requires that an entity determine if goodwill or other intangible assets has an indefinite or finite useful life. Goodwill and intangible assets with indefinite useful lives will not be subject to amortization and must be tested at least annually for impairment. Management has determined that the goodwill and intangible assets of $23.2 million and $19.1 million reflected in other assets as of December 31, 2003 and December 31, 2002 respectively, were not impaired. There is no effect on the Company’s federal and foreign income taxes resulting from the implementation of these accounting pronouncements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company did not amortize goodwill or negative goodwill during the years ended December 31, 2003 and 2002. The retroactive effect of the implementation of SFAS Nos. 141 and 142 on net loss and basic and diluted loss per share for the year ended December 31, 2001 would be as follows (in thousands):

Year Ended
December 31, 2001

Reported net loss	$(7,961)
Adjustments:
Negative goodwill	(8,348)
Goodwill	2,516

Adjusted net loss	$(13,793)

Reported basic loss per share	$(0.14)
Adjustments:
Negative goodwill	(0.15)
Goodwill	0.05

Adjusted basic loss per share	$(0.24)

Reported diluted loss per share	$(0.14)
Adjustments:
Negative goodwill	(0.15)
Goodwill	0.05

Adjusted diluted loss per share	$(0.24)

      On September 10, 2002, OdysseyRe purchased 56.0% of the issued and outstanding shares of First Capital and subsequently contributed First Capital to Odyssey America. During the second quarter of 2003, Odyssey America increased its ownership in First Capital to 97.7%. The minority interest ownership of $0.3 million and $13.9 million as of December 31, 2003 and 2002, respectively, has been reflected in other liabilities. The cumulative purchase price of First Capital is $31.7 million of which $1.0 million has been reflected as goodwill. On January 1, 2004, Odyssey America contributed all of its shares of First Capital to Fairfax Asia (2003) Limited (“Fairfax Asia”) in exchange for Class B non-voting shares of Fairfax Asia representing a 45%, approximately $32.0 million, ownership interest in Fairfax Asia. Fairfax owns the controlling interest in Fairfax Asia.

      On October 28, 2003, Odyssey America purchased General Security Indemnity Company (“General Security”), an excess and surplus lines shell company domiciled in New York. The purchase price was comprised of investment assets of $33.7 million held by General Security at the purchase date and intangible assets of $3.9 million, which as of December 31, 2003 were not impaired and have an indefinite life. Prior to the completion of the sale, General Security entered into an Assumption Reinsurance, Indemnification and Administration agreement with General Security Indemnity Company of Arizona (“General Security-AZ”), pursuant to which all of the liabilities of General Security for all business written prior to the purchase date were transferred to General Security-AZ. General Security’s name has been changed to Hudson Specialty Insurance Company (“Hudson Specialty”). Odyssey America also purchased the rights to new and renewal medical malpractice and hospital professional liability business (“Healthcare business”) underwritten by TIG Insurance Company, a subsidiary of Fairfax. Hudson Specialty will serve as the main platform for the Healthcare business. The purchase price of the Healthcare business was $7.5 million and was recorded as an

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible asset that will be amortized over a ten year life. On December 18, 2003, Hudson Specialty and the Healthcare business were contributed to Clearwater. Clearwater subsequently contributed $18.0 million to Hudson Specialty.

4.     Investments

      The composition of the fixed income securities, unaffiliated common stocks and short-term investments, which are carried at fair value, as of December 31, 2003 follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
Bonds
United States government and government agencies and authorities	$894,397	$2,050	$44,926	$851,521
States, municipalities and political subdivisions	205,747	4,954	1,637	209,064
Foreign governments	79,447	3,642	797	82,292
Public utilities	37,959	1,270	—	39,229
All other corporate	387,828	29,895	2,141	415,582

Total fixed income securities	1,605,378	41,811	49,501	1,597,688

Common stocks:
Banks, trusts and insurance companies	167,436	41,013	6,234	202,215
Industrial, miscellaneous and all other	208,779	36,712	6	245,485

Total common stocks, unaffiliated	376,215	77,725	6,240	447,700

Short-term investments:
United States government	21,092	—	—	21,092
All other	197,116	—	—	197,116

Total short-term investments	218,208	—	—	218,208

Total	$2,199,801	$119,536	$55,741	$2,263,596

      The gross unrealized appreciation of $119.5 million and the gross unrealized depreciation of $55.7 million results principally from the current interest rate environment.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The composition of the fixed income securities, redeemable preferred stock, unaffiliated common stocks and short-term investments, which are carried at fair value, as of December 31, 2002, follows (in thousands):

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

Common stocks:
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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and fair value (both in thousands) of fixed income securities as of December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from the contractual maturities shown below due to the existence of call features or put features. In the case of securities containing call features, the actual maturity will be the same as the contractual maturity used below if the issuer elects not to exercise its call feature. Total securities subject to call represent approximately 3% of the total fair value. In the case of securities containing put features, the actual maturity will be the same as the contractual maturity used below if the investor elects not to exercise its put feature. Total securities containing the put feature represent approximately 5% of the total fair value.

	Amortized
	Cost	Fair Value

Due in one year or less	$305,854	$306,222
Due after one year through five years	121,646	129,611
Due after five years through ten years	72,249	72,984
Due after ten years	1,105,629	1,088,871

Total fixed income securities	$1,605,378	$1,597,688

      The components of net investment income for the years ended December 31, 2003, 2002 and 2001 follows (in thousands):

	2003	2002	2001

Interest on fixed income securities and preferred stock	$91,971	$120,905	$123,053
Dividends on equity securities	17,160	16,295	9,028
Interest on cash and short-term investments	16,048	6,427	12,537
Other	45,061	10,091	1,037

Gross investment income	170,240	153,718	145,655
Investment expenses	9,476	6,610	7,529
Interest on funds held under reinsurance contracts	26,649	24,080	23,526

Net investment income	$134,115	$123,028	$114,600

      The proceeds from the sales of investments were $4.9 billion, $2.5 billion and $0.4 billion for the years ended December 31, 2003, 2002 and 2001.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of gross and net realized investment gains (losses) for the years ended December 31, 2003, 2002 and 2001 follows (in thousands):

	2003	2002	2001

Fixed income securities:
Gains	$226,399	$156,419	$10,595
Losses	64,521	15,330	1,208

Net	161,878	141,089	9,387

Preferred stock:
Gains	967	2,369	—
Losses	—	—	—

Net	967	2,369	—

Equity securities:
Gains	42,934	5,506	7,317
Losses	7,189	13,470	3,385

Net	35,745	(7,964)	3,932

Other securities:
Gains	11,435	6,663	20
Losses	7,283	6,361	26

Net	4,152	302	(6)

Total realized gains (losses):
Gains	281,735	170,957	17,932
Losses	78,993	35,161	4,619

Net	$202,742	$135,796	$13,313

      Included in gross losses for the years ended December 31, 2003 and 2002 are $58.8 million and $13.0 million, respectively, related to realized losses on the other than temporary write-down of certain fixed income and equity securities.

      Changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in stockholders’ equity for the years ended December 31, 2003, 2002 and 2001 follows (in thousands):

	2003	2002	2001

Fixed income securities	$(35,506)	$29,618	$34,332
Redeemable preferred stock	704	(704)	—
Equity securities	69,213	12,554	(7,644)
Other invested assets	42,232	940	(777)

Subtotal	76,643	42,408	25,911
Provision for deferred income taxes	(26,825)	(14,843)	(9,068)

Net change in unrealized net appreciation of investments reflected in stockholders’ equity	$49,818	$27,565	$16,843

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company frequently reviews its investment portfolio for declines in value, and focuses its attention on securities whose market value is less than 80% of their amortized cost at the time of review. Generally a change in the market or interest rate environment does not constitute an impairment of an investment but rather a temporary decline. Temporary declines in investments will be recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in the Company’s consolidated statements of operations. The Company’s assessments are based on current evaluations of the financial position and future projections of the entity that issued the investment security. Prior assessments can change depending on current pertinent information.

      In determining possible impairment of debt securities the Company reviews market and industry shifts, debt payment schedules that report how current and timely the issuer is with interest and principal payments, the issuers current financial position, and relevant analysis by rating agencies, investment advisors and analysts. In determining possible impairment of equity securities, the Company reviews market and industry shifts, historical price earnings ratio, recent financial statements, independent auditor’s report on the issuer’s financial statements and any significant recommendations by investment advisors or rating agencies. Additional relevant information is also considered in determining the valuation of an investment.

      The following table reflects the Company’s investment’s fair value and gross unrealized depreciation, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003 (in thousands):

	Duration of unrealized loss

	Less than 12 months		Greater than 12 months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Depreciation	Fair Value	Depreciation	Fair Value	Depreciation

Fixed income securities:
United States government agencies and authorities	$435,805	$(44,838)	$2,905	$(88)	$438,710	$(44,926)
States, municipalities and political subdivisions	43,918	(1,637)	—	—	43,918	(1,637)
Foreign governments	19,502	(797)	—	—	19,502	(797)
All other corporate	31,492	(2,113)	184	(28)	31,676	(2,141)

Total fixed income	530,717	(49,385)	3,089	(116)	533,806	(49,501)
Common stocks, unaffiliated	73,315	(6,240)	—	—	73,315	(6,240)

Total temporarily impaired securities	$604,032	$(55,625)	$3,089	$(116)	$607,121	$(55,741)

      The fixed income securities’ unrealized depreciation principally relates to U.S. government securities and results from the current interest rate environment. The decline in the value of equity securities relates to three equity holdings and is due to current market conditions and does not result from the financial condition of the underlying entities.

      The Company has entered into warrants, which replicate the investment characteristics of investment grade investments. Warrants are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants are marked to market with the related changes in market value recognized in net investment income. On disposition, any gain or loss is

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in income. At December 31, 2003, the notional amount and statement value of the warrants were $180.6 million and $5.3 million, respectively.

      The Company has purchased credit default swaps, which provide a hedge against adverse movements in fair value of investments and other corporate assets as a result of credit default risk associated with Federal Home Loan Mortgage Corporation, Federal National Mortgage Corporation and other related U.S. housing finance businesses. Under a credit default swap, the Company agrees with other parties to pay at specified periods fixed or floating rate interest amounts calculated by reference to an agreed notional principal amount in exchange for the credit default risk of a specified asset. Credit default swaps are marked to market at each statement date, with the related changes in market value recognized in net investment income. On disposition, any gain or loss is recognized in income. As of December 31, 2003, the fair value of the credit default swaps was $2.2 million.

      Counter-parties to the warrants and the credit default swaps expose the Company to credit related losses in the event of non-performance. The Company believes this risk is low given the counter-parties high credit ratings. The credit risk exposure is represented by the fair value of the warrants at the statement date and the floating rate payment amount for the credit default swaps.

      Fixed income securities carried at $498.2 million as of December 31, 2003 were on deposit with various regulatory authorities to comply with insurance laws.

      Common stocks, at equity as of December 31, 2003, include the Company’s investments in TRG Holding Corporation (27.5% owned by Fairfax and its affiliates, including 13.0% owned by the Company), Advent Capital (Holdings) PLC (46.8% owned by Fairfax and its affiliates, including 15.0% owned by the Company), MFXchange Ireland Ltd. (“MFX”) (100.0% owned by Fairfax and its subsidiaries, including 7.4% owned by the Company) and Hub International Limited (26.2% owned by Fairfax and its affiliates, including 13.6% owned by the Company). Zenith National Insurance Corporation (“Zenith”) (42.1% owned by Fairfax and its affiliates, including 6.5% owned by the Company) is included in common stocks and carried at fair value because Fairfax entered into agreements which eliminates any voting or other direct or indirect control by Fairfax and its affiliates over the operations of Zenith.

5.  Retrocessions

      The Company utilizes retrocessional agreements principally to increase aggregate premium capacity, to reduce and spread the risk of loss on insurance and reinsurance underwritten and to limit its exposure with respect to multiple claims arising from a single occurrence. There is a contingent liability with respect to reinsurance which would become an ultimate liability of the Company in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements inforce. Reinsurance recoverables are recorded as assets, based on the Company’s evaluation of the retrocessionaires’ ability to meet their obligations under the retrocession agreement. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, assumed, ceded and net amounts (in thousands and inclusive of amounts in note 6) for these items follows:

	2003

	Primary	Assumed	Ceded	Net

Premiums written	$634,860	$1,923,296	$404,576	$2,153,580
Premiums earned	557,726	1,796,324	388,957	1,965,093

	2002

	Primary	Assumed	Ceded	Net

Premiums written	$296,855	$1,597,675	$263,285	$1,631,245
Premiums earned	171,602	1,469,176	208,136	1,432,642

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

	Primary	Assumed	Ceded	Net

Premiums written	$110,426	$1,043,180	$168,956	$984,650
Premiums earned	99,377	971,791	170,631	900,537

      The Company has established a reserve for potentially uncollectible reinsurance recoverables. The reserve is based upon an evaluation of each retrocessionaire and estimates related to collectibility of individual balances. The reserve as of December 31, 2003 and 2002 was $28.5 million and $27.0 million, respectively, and has been netted against reinsurance recoverables on loss payments. The Company has also established a reserve for potentially uncollectible assumed reinsurance balances of $5.8 million as of December 31, 2003 and 2002, which has been netted against reinsurance balances receivable.

      The Company markets its reinsurance products worldwide primarily through reinsurance brokers as well as directly to its customers. The Company’s five largest reinsurance brokerage firms accounted for an aggregate of approximately 60% of reinsurance gross premiums written for the year ended December 31, 2003. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

      Clearwater is the beneficiary of a stop loss reinsurance agreement with nSpire Re Limited (“nSpire”), a wholly owned subsidiary of Fairfax (the “1995 Stop Loss Agreement”). Pursuant to the agreement, Clearwater ceded premium of $60.5 million for an aggregate limit of $175.0 million in excess of its December 31, 1995 reserves for unpaid losses and allocated loss adjustment expenses and potentially uncollectible reinsurance recoverables. Ceded losses and loss adjustment expenses incurred for the years ended December 31, 2003, 2002 and 2001 of $17.5 million, $17.5 million and $19.0 million, respectively, related to the stop loss agreement are included in the accompanying statements of operations and note 6. Reinsurance recoverables on paid and unpaid losses related to this agreement of $140.0 million and $122.5 million as of December 31, 2003 and 2002, respectively, are reflected in the accompanying balance sheets and are secured by letters of credit or cash.

      Odyssey America has purchased whole account stop loss retrocessional protection related to its 1994 and 1996 through 2003 results. The contracts provide loss recovery in excess of a contractual ratio of incurred losses and acquisition costs as a percentage of earned premiums.

6.     Related Party Transactions

      The Company and its subsidiaries have entered into various reinsurance arrangements with their affiliates. The approximate amounts included in (deducted from) income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded follows (in thousands):

	2003	2002	2001

Assumed:
Premiums written	$287,199	$127,535	$38,018
Premiums earned	238,439	106,972	32,740
Losses and loss adjustment expenses	115,504	47,989	30,430
Acquisition costs	66,640	34,359	7,042
Reinsurance payable on loss payments	6,501	7,762	6,108
Reinsurance balances receivable	44,686	11,997	6,728
Unpaid losses and loss adjustment expenses	230,806	183,562	178,311
Unearned premiums	81,993	33,233	12,670

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Ceded:
Premiums written	62,058	37,034	11,517
Premiums earned	58,252	32,497	10,570
Losses and loss adjustment expenses	44,977	29,296	42,201
Acquisition costs	15,800	4,193	1,937
Ceded reinsurance balances payable	6,800	5,517	4,688
Reinsurance recoverables on loss payments	820	1,679	2,088
Reinsurance recoverables on unpaid losses	189,115	159,740	137,402
Prepaid reinsurance premiums	9,414	5,608	1,071

      Investment management agreements with Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly owned subsidiary of Fairfax, and administrative agreements with Fairfax have been entered into between the Company and its subsidiaries with respect to their investment portfolios. Pursuant to the agreements, basic, administrative and incentive fees, based upon total invested assets and realized gains, are paid to Hamblin Watsa and Fairfax. For the years ended December 31, 2003, 2002 and 2001, $13.3 million, $6.3 million and $5.9 million, respectively, of such fees are included in the consolidated statements of operations. In addition, for the year ended December 31, 2003, the Company paid $1.0 million of intranet fees to MFX.

      Included in the consolidated balance sheets are amounts receivable related to expense sharing arrangements with affiliates of $1.1 million and $0.7 million as of December 31, 2003 and 2002, respectively, and payable to affiliates of $1.3 million and $5.3 million as of December 31, 2003 and 2002 respectively.

      In addition to the amounts in the table above, the Company has a receivable from nSpire of $17.0 million and $28.5 million as of December 31, 2003 and 2002, respectively, which represents transactions for certain reinsurance agreements.

      Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Accumulated Other Comprehensive Income (Loss)

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the years ending December 31, 2003 and 2002 (in thousands):

	2003	2002

Beginning balance of accumulated other comprehensive income (loss)	$21,736	$(12,985)

Beginning balance of foreign currency translation adjustments	(2,202)	(9,358)
Ending balance of foreign currency translation adjustments	39,896	(2,202)

Current period change in foreign currency translation adjustments	42,098	7,156

Beginning balance of unrealized net gains (losses) on securities	23,938	(3,627)
Ending balance of unrealized net gains on securities	73,756	23,938

Current period change in unrealized net gains on securities	49,818	27,565

Beginning balance of minimum pension liability	—	—
Ending balance of minimum pension liability	(1,222)	—

Current period change of minimum pension liability	(1,222)	—

Current period change in accumulated other comprehensive income	90,694	34,721

Ending balance of accumulated other comprehensive income	$112,430	$21,736

      The components of comprehensive income (loss) for the years ending December 31, 2003, 2002 and 2001 are shown in the following table (in thousands):

	2003	2002	2001

Net income (loss)	$249,225	$208,177	$(7,961)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	64,766	11,009	(18,212)
Unrealized net gains on securities arising during the period	97,883	62,687	32,636
Reclassification adjustment for realized gains included in net income	(21,239)	(20,279)	(6,724)
Minimum pension liability	(1,880)	—	—

Other comprehensive income, before tax	139,530	53,417	7,700

Tax (expense) benefit:
Foreign currency translation adjustments	(22,668)	(3,853)	6,374
Unrealized net gains on securities arising during the period	(34,260)	(21,941)	(11,423)
Reclassification adjustment for realized gains included in net income	7,434	7,098	2,354
Minimum pension liability	658	—	—

Total tax expense	(48,836)	(18,696)	(2,695)

Other comprehensive income, net of tax	90,694	34,721	5,005

Comprehensive income (loss)	$339,919	$242,898	$(2,956)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Earnings Per Share

      Net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	2003	2002	2001

Income (loss) before cumulative effect of a change in accounting principle	$249,225	$171,315	$(7,961)
Cumulative effect of a change in accounting principle	—	36,862	—

Net income (loss)	$249,225	$208,177	$(7,961)

Weighted average common shares outstanding — basic	64,736,830	64,744,067	57,018,497
Effect of dilutive shares	373,462	385,659	—

Weighted average common shares outstanding — dilutive	65,110,292	65,129,726	57,018,497

Earnings (loss) per common share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$3.85	$2.65	$(0.14)
Cumulative effect of a change in accounting principle	—	0.57	—

Basic earnings (loss) per common share	$3.85	$3.22	$(0.14)

Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$3.83	$2.63	$(0.14)
Cumulative effect of a change in accounting principle	—	0.57	—

Diluted earnings (loss) per common share	$3.83	$3.20	$(0.14)

      The 2003 and 2002 diluted earnings per common share assumes that 10,000 and 446,750, respectively of the Company’s stock options granted under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan would not be exercised as of December 31, 2003 and 2002, respectively. The 2003 and 2002 diluted earnings per share does not reflect the conversion of the Company’s convertible debentures into common stock of the Company because, under the terms of the indenture under which the convertible debentures were issued, the convertible debentures were not convertible as of December 31, 2003 and 2002.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Employee Benefits

      The Company maintains a qualified, non-contributory, defined benefit pension plan (the “Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. Employer contributions to the Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      The amortization period for unrecognized pension costs and credits, including prior service costs, if any, and actuarial gains and losses, is based on the remaining service period for those employees expected to receive pension benefits. Actuarial gains and losses result when actual experience differs from that assumed or when actuarial assumptions are changed.

      The following tables set forth the Plan’s funded status and amounts recognized in the Company’s consolidated financial statements as of December 31, 2003 and 2002.

      The following table summarizes the status of the Plan (in thousands):

	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$29,537	$23,924
Service cost	1,754	1,328
Interest cost	1,897	1,652
Actuarial loss	3,124	3,286
Benefits paid	(841)	(679)
Other	—	26

Benefit obligation at end of year	$35,471	$29,537

Change in Plan assets:
Fair value of Plan assets at beginning of year	$25,301	$22,724
Actual return on Plan assets	839	1,756
Actual contributions during the year	2,250	1,500
Benefits paid	(841)	(679)

Fair value of Plan assets at end of year	$27,549	$25,301

Unfunded status	$(7,922)	$(4,236)
Unrecognized prior service cost	127	136
Unrecognized net loss (gain)	581	(3,367)

Accrued pension cost	$(7,214)	$(7,467)

Weighted average discount rate	6.00%	6.50%
Rate of increase of future compensation levels	5.69%	5.73%
Expected long term rate of return on Plan assets	6.00%	6.50%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost included the following components (in thousands):

	2003	2002	2001

Service cost	$1,754	$1,328	$1,117
Interest cost	1,897	1,652	1,524
Return on assets	(1,622)	(1,621)	(1,596)
Net amortization and deferral	(32)	(449)	(644)

Net pension cost	$1,997	$910	$401

      The accumulated benefit obligation for the Plan is $29,038 and $24,510, as of December 31, 2003 and 2002, respectively.

      The investment policy for the defined benefit plan seeks to invest in highly rated, lower risk, securities which preserve the investment asset value of the Plan while seeking to maximize the return on those invested assets. The Plan assets as of December 31, 2003 and 2002, are invested in highly rated fixed income securities. Although the liabilities of the Plan exceed the assets by $7.9 million, the Company believes the Plan is financially sound. The long term rate of return assumption is selected based on the fixed income securities portfolio. The actual return on assets has historically been close to our assumptions of expected returns, however, this year’s returns were lower. During 2003, the Company contributed $2.2 million to the Plan. Based on the Company’s current expectations, the 2004 contribution should approximate this amount.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also maintains non-qualified excess benefit plans that provide officers and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The following tables set forth the amounts recognized in the Company’s consolidated financial statements as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$10,330	$10,221
Service cost	544	450
Interest cost	708	637
Actuarial loss	1,669	310
Benefits paid	(664)	(610)
Other	81	(678)

Benefit obligation at end of year	$12,668	$10,330

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual contributions during the year	664	610
Benefits paid	(664)	(610)

Fair value of plan assets at end of year	$—	$—

Unfunded status	$(12,668)	$(10,330)
Unrecognized transition obligation	4,262	2,759
Unrecognized net loss (gain)	211	(280)
Unrecognized prior service cost	(522)	—

Accrued pension cost	$(8,717)	$(7,851)

Weighted average discount rate	6.00%	6.50%

      Net periodic pension cost included the following components (in thousands):

	2003	2002	2001

Service cost	$544	$450	$331
Interest cost	708	637	664
Recognized net actuarial loss	165	55	68
Recognized prior service cost	(37)	(37)	—
Other	150	146	69

Net pension cost	$1,530	$1,251	$1,132

      The accumulated benefit obligation for the excess benefit plans is $8,911 and $8,610, as of December 31, 2003 and 2002, respectively.

      The Company established a trust fund, included in other invested assets, which has assets of $5.9 million and $5.9 million as of December 31, 2003 and 2002, respectively, related to the non-qualified plans. Plan benefits are paid by the Company as they are incurred by the participants, accordingly, there are no assets held directly by the non-qualified excess benefit plans.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year, the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by a third party, which has contracted to provide benefits under the plan. No contributions were made in 2003 and 2002.

      The Company also maintains a deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 10% of annual compensation on a pre-tax basis. The Company contributes an amount equal to two-thirds of each employee’s pre-tax contribution up to the first 6% of pay. The maximum matching contribution is 4% of pay with certain government mandated restrictions on contributions to highly compensated employees. The Company contributed $1.1 million, $1.5 million and $0.8 million to this plan in 2003, 2002 and 2001, respectively.

      The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The following tables set forth the amounts recognized in the Company’s consolidated financial statements as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Change in projected benefit obligation:
Benefit obligation at beginning of year	$5,485	$4,573
Service cost	543	370
Interest cost	374	325
Actuarial loss	2,074	386
Benefits paid	(179)	(177)
Other	7	8

Benefit obligation at end of year	$8,304	$5,485

Unfunded status	$(8,304)	$(5,485)
Unrecognized prior service cost	54	179
Unrecognized net loss (gain)	110	(2,061)

Accrued benefit cost	$(8,140)	$(7,367)

Weighted average discount rate	6.00%	6.75%
Rate of increase of future compensation levels	6.00%	6.00%

      Net periodic cost included the following components (in thousands):

	2003	2002	2001

Service cost	$543	$370	$310
Interest cost	374	325	290
Net amortization and deferral	28	(17)	(55)

Net cost	$945	$678	$545

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accumulated benefit obligation for the postretirement benefit plan was $8,304 and $5,485, as of December 31, 2003 and 2002, respectively.

      The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9% in 2002 and decreasing to 5% in 2010 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by $1.5 million and the service and interest cost components of net periodic postretirement benefit costs by $0.2 million for 2003. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit cost for 2003 by $1.3 million and $0.2 million, respectively. The Company has elected to postpone and defer the recognition of the Medicare reform legislation until 2004.

10.	Stock Based Compensation Plans

      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million shares of the Company’s common stock may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted become exercisable on each annual anniversary of the grant in each of the four years following the grant and expire 10 years from the date of grant, and shall be exercisable at the grant price. As of December 31, 2003 and 2002, respectively, 774,437 and 446,750 stock options have been granted under the 2002 Plan at a weighted average price of $18.70 and $18.00 per share, respectively. As of December 31, 2003, there were 725,563 remaining stock options available to be granted.

      A summary of the combined status of the 2002 Plan and changes during the year ended December 31, 2003 and 2002 is presented below:

	2003		2002

		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding, beginning of year	446,750	$18.00	—	$—
Granted	338,000	19.61	455,250	18.00
Exercised	(2,063)	18.00	—	—
Forfeited	(8,250)	18.40	(8,500)	18.00

Outstanding, end of year	774,437	$18.70	446,750	$18.00

Exercisable, end of year	113,359	$18.00	—	—

Weighted average fair value of options granted during the year		$5.42		$5.07

      The weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes Price Model with the following weighted average assumptions used for grants: expected volatility of 31.0% and 30.0% for the years ended December 31, 2003 and 2002, respectively; risk-free interest rates ranging from 2.4% to 5.1%; annual dividend yield of 0.6%; and expected lives of five years for each grant for each of the years ended December 31, 2003 and 2002.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the options outstanding and options exercisable as of December 31, 2003 (dollars in thousands):

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Exercise	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Price	December 31, 2003	Life	Price	December 31, 2003	Price

$17.40	3,000	9.17	$17.40	—	$—
18.00	450,937	8.25	18.00	112,734	18.00
18.35	2,500	9.00	18.35	625	18.35
19.58	10,000	9.33	19.58	—	—
19.65	298,000	9.42	19.65	—	—
20.90	5,000	9.42	20.90	—	—
21.77	5,000	9.33	21.77	—	—

	774,437	8.73	$18.70	113,359	$18.00

      OdysseyRe provides a compensatory employee stock purchase plan through which all employees who meet the eligibility requirements of the plan have the option to purchase OdysseyRe common stock in an amount up to 10% of their annual base salary. The Company purchases, on the employee’s behalf, OdysseyRe common stock equal to 30% of each employee’s contribution. In the event that OdysseyRe meets certain financial objectives, additional shares are purchased for the employee’s benefit. The expense related to this plan for the year ended December 31, 2003, 2002 and 2001 was $0.3 million, $0.2 million and $0.1 million, respectively.

      During 2001, the Company adopted the Odyssey Re Holdings Corp. Restricted Share Plan which provides for the grant of restricted shares to directors and key employees of the Company. Shares granted under this plan generally vest in two equal installments beginning on the fifth and tenth anniversary of the date of grant. As of December 31, 2003 and 2002, respectively, 439,474 and 552,885 shares of restricted stock were granted. At the time of grant, the market value of the shares awarded under this plan is recorded as unearned compensation and is presented as a separate component of stockholders’ equity. The unearned compensation is charged to operations over the vesting period. In respect to the above grants, the amount of compensation expense incurred for each of the years ended December 31, 2003 and 2002 was approximately $1.1 million.

      During 2001, the Company adopted the Odyssey Re Holdings Corp. Stock Option Plan which provides for the grant of stock options to directors and key employees of the Company. Under the plan, such options will generally vest and become exercisable in two equal installments beginning on the fifth and tenth anniversary of the date of grant. As of December 31, 2003 and 2002, respectively, 52,654 and 56,531 options were issued with an exercise price of zero. The Company has reflected $0.2 million and $0.4 million of expense for the years ended December 31, 2003 and 2002, respectively, which represents the vested portion of the stock options.

      Certain employees of the Company have been granted shares of restricted common stock under the Fairfax Financial Holdings Ltd. Restricted Share Plan. The Fairfax restricted stock, which was granted from 1996 to 2000, vests over a three to ten year period. The Company has reflected $0.3 million of expense for each of the years ended December 31, 2003 and 2002, which represents the vested portion of the restricted stock. The Company no longer participates in this plan.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Federal and Foreign Income Taxes

      OdysseyRe and its United States subsidiaries filed a consolidated federal income tax return from June 20, 2001 through March 3, 2003. For periods prior to June 20, 2001 and subsequent to March 3, 2003, OdysseyRe and its subsidiaries filed consolidated federal income tax returns with Fairfax, Inc. and its subsidiaries. For financial statement purposes, taxes are determined on a separate company basis. As of December 31, 2001, the Company had a net operating loss carryforward of $186.3 million, which was fully utilized during 2002.

      Pre-tax operating income, before cumulative effect of a change in accounting principle, from domestic companies, was $286.1 million, $252.9 million and $25.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Pre-tax operating income (loss) from foreign operations was $92.2 million, $5.2 million and ($40.6) million for the years ended December 31, 2003, 2002 and 2001, respectively.

      During 2002, the Company reduced its current tax expense through the utilization of the net operating loss carryforward. During 2001, the Company has reflected a current tax expense related to taxable income for the period prior to the offering.

      The components of the federal and foreign income tax provision (benefit) follow (in thousands):

	2003	2002	2001

Current:
United States	$141,660	$6,593	$5,523
Foreign	—	—	—

Total current income tax provision	141,660	6,593	5,523

Deferred:
United States	(12,591)	80,158	(13,181)
Foreign	—	—	—

Total deferred income tax (benefit) provision	(12,591)	80,158	(13,181)

Total federal and foreign income tax provision (benefit)	$129,069	$86,751	$(7,658)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of federal and foreign income tax assets and liabilities follow (in thousands):

	2003	2002

Unpaid losses and loss adjustment expenses	$99,431	$90,483
Unearned premiums	41,342	29,798
Reserve for potentially uncollectible balances	12,465	12,465
Pension and benefit accruals	6,813	6,776
Investments	17,227	5,717
Other	16,989	25,058

Total deferred tax assets	194,267	170,297

Deferred acquisition costs	58,901	45,112
Other	2,902	5,167

Total deferred tax liabilities	61,803	50,279

Net deferred tax assets	132,464	120,018
Deferred income taxes on accumulated other comprehensive income	(60,538)	(11,704)

Deferred federal and foreign income tax asset	71,926	108,314
Current taxes payable	(743)	(1,285)

Federal and foreign income taxes	$71,183	$107,029

      Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded for the periods presented.

      The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) (in thousands):

	2003		2002		2001

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Pre-tax operating income (loss) before cumulative effect of a change in accounting principle	$378,294		$258,066		$(15,619)

Income taxes computed on pre-tax operating income	$132,403	35.0%	$90,323	35.0%	$(5,467)	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(3,790)	(1.0)	(1,923)	(0.8)	(342)	2.2
Amortization of purchase price	—	—	—	—	(2,041)	13.1
Other, net	456	0.1	(1,649)	(0.6)	192	(1.2)

Total federal and foreign income tax provision (benefit)	$129,069	34.1%	$86,751	33.6%	$(7,658)	49.1%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company paid federal and foreign income taxes of $142.2 million and $4.6 million for the years ended December 31, 2003 and 2001, respectively. The Company recovered $4.3 million for the year ended December 31, 2002. The Company has a current tax payable of $0.7 million and $1.3 million as of December 31, 2003 and 2002, respectively.

12.	Commitments and Contingencies

      The Company and its subsidiaries lease office space and furniture and equipment under long-term leases expiring through the year 2010. Minimum annual rentals follow (in thousands):

2004	$6,797
2005	6,533
2006	5,617
2007	4,347
2008	1,722
2009 and thereafter	1,955

Total	$26,971

      The amounts above are reduced by an aggregate minimum rental recovery of $0.6 million resulting from the sublease of space to other companies.

      Rental expense, before sublease income, under these operating leases were $8.4 million, $7.8 million and $7.8 million in 2003, 2002 and 2001, respectively. The Company recovered $0.7 million, $1.9 million and $2.8 million in 2003, 2002 and 2001, respectively, from subleases.

      Clearwater has agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to its policies where required. The agreement applies to endorsements issued from July 1, 1999 to March 31, 2004. The agreement may also terminate earlier upon Ranger receiving an A.M. Best rating of A- or better, Ranger ceasing to be under the control of Fairfax, or either party giving the other party 30 days notice. Following termination of the agreement, Clearwater will remain liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. While Clearwater’s potential exposure in connection with these endorsements is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Clearwater for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee that would require Clearwater to utilize the indemnification from Fairfax. Clearwater has decided to terminate the agreement effective March 31, 2004.

      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all of the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. This guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America and was terminated effective December 31, 2001. While Odyssey America’s potential exposure in connection with this guarantee is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for all obligations under this guarantee.

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of December 31, 2003, Odyssey America had pledged U.S. treasuries in the amount of $120.7 million in support of a letter of credit

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $142.7 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.

      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. While Odyssey America’s potential exposure in connection with this agreement is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the subject business on a quarterly basis. During 2003, Falcon has paid $0.5 million to Odyssey America related to this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee that will require Odyssey America to utilize the indemnification from Fairfax.

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

      In August 2003, Odyssey America and the retrocessionaire executed an Assignment of Rights, Limited Indemnification and Cooperation Agreement, (the “Agreement”), pursuant to which the parties agreed to withdraw their respective demands for arbitration with prejudice. The Agreement enables the retrocessionaire, with the cooperation of Odyssey America, to assert its defenses directly against the insurer, and indemnifies Odyssey America for expenses it incurs resulting from Odyssey America’s cooperation or the retrocessionaire’s assertion of its defenses. Subsequently, Odyssey America entered into a substantially identical agreement (also, an “Agreement”) with the retrocessionaire that reinsured the remaining 50% of the business it had assumed. Odyssey America believes the Agreements make remote the likelihood that Odyssey America will incur any material liability in connection with the reinsurance agreement or retrocession contract.

      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30 million, including a “special payment” of $26 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share Reinsurance Agreements (the “Treaties”).

      In May 2003, Gulf initiated litigation against two other reinsurers that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In late July, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey and the other reinsurers have answered the complaint and discovery has commenced. Among other things, Odyssey America contends that, (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concerning the policy it issued to the insured; and (ii) alternatively, the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties.

      Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. At this early stage, it is not possible to make any determination regarding the likely outcome of this matter.

      In January 2004, two retrocessionaires under common control of London Reinsurance Group Inc. (each, a “retrocessionaire”; together, “London Life”) filed a demand for arbitration seeking to resolve a dispute arising under a series of aggregate stop-loss retrocession agreements covering the years 1994 and 1996 to 2001 pursuant to which they participated and provided a layer of retrocession protection for Odyssey America in excess of a predetermined loss ratio and subject to a limit.

      Among other things, London Life seeks a determination of its liability under the retrocession agreements. Odyssey America will seek enforcement of the retrocession agreements and confirmation of the liability of London Life pursuant to such agreements. As of this date, the arbitration panel has not yet been duly constituted.

      Odyssey America finds London Life’s claims to be without merit and intends to vigorously pursue the arbitration. Odyssey America expects the arbitration panel to enforce the contracts in Odyssey America’s favor.

      OdysseyRe and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings incidental to their business. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations or cash flow of the Company.

13.     Dividend Restrictions, Statutory Information and Capital

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

      Odyssey America paid dividends of $18.0 million during 2002 and did not pay any dividends during 2003. The maximum amount of dividends which Odyssey America may pay to the Company in 2004 without prior approval is $178.7 million. On December 23, 2002, OdysseyRe contributed First Capital to Odyssey America. The amount of the capital contribution was $17.8 million.

      The following is the consolidated statutory basis net income (loss) and policyholders’ surplus of Odyssey America and its subsidiaries, for the years ended and as of December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

	(unaudited)
Net income (loss)	$110,471	$173,960	$(22,400)
Policyholders’ surplus	$1,553,067	$990,469	$819,537

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The statutory provision for potentially uncollectible reinsurance recoverables due from unauthorized companies is reduced to the extent collateral is held by Clearwater or Hudson. Pursuant to indemnification agreements between the Company and Clearwater and the Company and Hudson, OdysseyRe provides letters of credit (LOC) and/or cash in respect of uncollateralized balances due from unauthorized reinsurers. The use of such collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware, the domiciliary state of Clearwater and Hudson.

      As of December 31, 2003 and 2002, $7.3 million of funds held under reinsurance contracts related to cash collateral has been provided in regard to the above mentioned indemnification agreements. The Company has also provided a $20.5 million LOC to Clearwater and a $0.5 million LOC to Hudson as of December 31, 2003, of which approximately $20.1 million has been used as collateral in regard to the indemnification agreements. The indemnification agreements do not affect the reinsurance recoverable balances as reported in the accompanying consolidated financial statements.

14.     Financial Guarantee Reinsurance

      The Company’s assumed financial guarantee reinsurance exposure to loss, in the event of nonperformance by the underlying insured and assuming underlying collateral proved to be of no value, was $74.7 million and $107.0 million as of December 31, 2003 and 2002, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guarantee reinsurance.

      As of December 31, 2003, such reinsurance inforce had a remaining maturity term of 1 to 33 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type and unearned premiums, for 2003 and 2002 follows (in millions):

	2003	2002

Municipal obligations:
General obligation bonds	$21	$34
Special revenue bonds	49	61
Industrial development bonds	1	4
Corporate obligations	4	8

Total	$75	$107

Unearned premiums	$0.6	$0.9

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has not been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in millions):

2003
State	Debt Service

Florida	$12.1
Illinois	6.8
New York	5.3
Kentucky	5.0
Texas	4.7
Arizona	3.7
California	3.7

Subtotal	41.3
States less than $5 million exposure per state	25.3
Geographic information not available	8.1

Total	$74.7

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Gross unpaid losses and loss adjustment expenses, beginning of year	$2,871,552	$2,720,220	$2,566,396
Less ceded unpaid losses and loss adjustment expenses, beginning of year	1,026,979	1,045,791	899,629

Net unpaid losses and loss adjustment expenses, beginning of year	1,844,573	1,674,429	1,666,767

Acquisition of net unpaid losses and loss adjustment expenses	—	9,151	—

Losses and loss adjustment expenses incurred related to:
Current year	1,208,854	921,222	702,658
Prior years	116,911	65,973	23,109

Total losses and loss adjustment expenses incurred	1,325,765	987,195	725,767

Paid losses and loss adjustment expenses related to:
Current year	241,590	215,073	121,471
Prior years	601,777	616,179	596,211

Total paid losses and loss adjustment expenses	843,367	831,252	717,682

Effects of exchange rate changes	14,683	5,050	(423)

Net unpaid losses and loss adjustment expenses, end of year	2,341,654	1,844,573	1,674,429
Add ceded unpaid losses and loss adjustment expenses, end of year	1,058,623	1,026,979	1,045,791

Gross unpaid losses and loss adjustment expenses, end of year	$3,400,277	$2,871,552	$2,720,220

      The prior years’ changes in loss estimates recognized in calendar years 2003, 2002 and 2001 are $116.9 million, $66.0 million, and $23.1 million, respectively. Higher loss estimates on United States casualty business for accident years 1997 through 2000 are principally causing the increase on prior years’ loss estimates in each of the calendar years. The classes of business contributing most to the change in loss estimates include directors and officers, errors and omissions and medical malpractice liability. The casualty insurance loss development patterns for these years were not consistent with prior periods due to the very competitive environment impacting coverage terms and conditions. This led to the cumulative deficiencies noted.

      The Company uses tabular reserving for workers’ compensation indemnity reserves and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 1979 — 1981. Reserves reported at present value were approximately $78.0 million and $73.5 million as of December 31, 2003 and 2002, respectively. The amount of case reserve discount was $48.3 million and $37.7 million as of December 31, 2003 and 2002, respectively. The amount of incurred but not reported reserve discount was $18.4 million and $23.7 million as of December 31, 2003 and 2002, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Asbestos and Environmental Losses and Loss Adjustment Expenses

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below is from business written for accident years 1985 and prior. There is minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the years ended December 31, 2003, 2002 and 2001 is set forth in the table below (in thousands):

	2003	2002	2001

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$189,720	$193,753	$205,633
Less ceded unpaid losses and loss adjustment expenses, beginning of year	160,236	164,269	176,149

Net unpaid losses and loss adjustment expenses, beginning of year	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—	—
Net paid losses and loss adjustment expenses	—	—	—

Net unpaid losses and loss adjustment expenses, end of year	29,484	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of year	186,178	160,236	164,269

Gross unpaid losses and loss adjustment expenses, end of year	$215,662	$189,720	$193,753

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$45,712	$55,529	$53,439
Less ceded unpaid losses and loss adjustment expenses, beginning of year	13,575	23,392	21,302

Net unpaid losses and loss adjustment expenses, beginning of year	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—	—
Net paid losses and loss adjustment expenses	—	—	—

Net unpaid losses and loss adjustment expenses, end of year	32,137	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of year	1,135	13,575	23,392

Gross unpaid losses and loss adjustment expenses, end of year	$33,272	$45,712	$55,529

      Our survival ratio for environmental and asbestos related liabilities as of December 31, 2003 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is five years and for asbestos related liabilities is fourteen years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on December 31, 2003, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. Our survival ratio is nine years for environmental and asbestos related liabilities as of December 31, 2003, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 6, 2003.

17.     Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2003	2002

7.65% Senior Notes	$224,572	$—
4.375% Convertible Senior Debentures	110,000	110,000
7.49% Senior Notes	42,320	96,340

Total debt obligations	$376,892	$206,340

      During the fourth quarter of 2003, OdysseyRe issued $225.0 million aggregate principal amount of senior notes due November 1, 2013. The issue was sold at a discount of $0.4 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65%, which is due semi-annually on May 1st and November 1st. The senior notes are redeemable at a premium, prior to maturity, at the discretion of OdysseyRe. The Company used the net proceeds from this offering to prepay $50.0 million aggregate principal amount of the 7.49% senior notes and to contribute $165.0 million of additional capital to Odyssey America. The remainder will be used for general corporate purposes.

      In June 2002, OdysseyRe issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require OdysseyRe to

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances, each Convertible Debt holder can convert its Convertible Debt, into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt, however, as of December 31, 2003, in accordance with the terms of the indenture under which the Convertible Debt was issued, the Convertible Debt was not convertible. The Convertible Debt is reflected on OdysseyRe’s balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes, pursuant to a private placement, due November 30, 2006. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at OdysseyRe’s option. In November 2003 and June 2002, OdysseyRe prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of senior notes. Immediately following the issuance of the senior notes, OdysseyRe entered into an interest rate swap agreement, with Bank of America N.A., that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, the Company sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. In conjunction with the early extinguishment of $50.0 million of senior notes, $3.0 million of the capitalized gain was immediately realized. As of December 31, 2003, the aggregate principal amount of 7.49% senior notes outstanding was $40.0 million and the remaining capitalized gain is $2.3 million.

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$40,000
2013	225,000
2022	110,000

Total	$375,000

      OdysseyRe’s 7.49% senior notes are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of December 31, 2003, the Company was in compliance with all covenants.

18.     Segment Reporting

      The Company’s operations are managed through four distinct divisions, Americas, EuroAsia, London Market and U.S. Insurance which are established principally based on geographic regions. The Americas division is comprised of the Company’s United States reinsurance operations and its Canadian and Latin America branch offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business primarily through professional reinsurance brokers. Treaty business is written through its Canadian branch, while the Latin America branches write both treaty and facultative business. Effective January 1, 2003, insurance business underwritten by Hudson, which was previously included with the Americas division, and the 2003 new and renewal medical malpractice and hospital professional liability business (“Healthcare”), have been combined into a new division, the U.S. Insurance division. For comparative purposes, the segment information presented below for the years ended December 31, 2002 and 2001 has been restated to reflect the Hudson business in the U.S. Insurance division. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

division operates through two distribution channels, Newline at Lloyd’s, where the business focus is casualty insurance, and our London branch, where the business focus is worldwide property and casualty reinsurance.

      The financial results of these divisions for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

Year Ended December 31, 2003	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written(1)	$1,421,381	$408,077	$437,902	$333,821	$2,601,181

Net premiums written	$1,248,938	$388,705	$374,568	$141,369	$2,153,580

Net premiums earned	$1,170,696	$364,542	$334,228	$95,627	$1,965,093

Losses and loss adjustment expenses	801,295	248,652	205,458	70,360	1,325,765
Acquisition costs and other underwriting expenses	380,737	90,658	89,366	16,562	577,323

Total underwriting deductions	1,182,032	339,310	294,824	86,922	1,903,088

Underwriting (loss) income	$(11,336)	$25,232	$39,404	$8,705	62,005

Net investment income					134,115
Net realized investment gains					202,742
Other expense, net					(7,912)
Interest expense					(12,656)

Income before income taxes					$378,294

Underwriting ratios:
Losses and loss adjustment expenses	68.5%	68.2%	61.5%	73.6%	67.5%
Acquisition costs and other underwriting expenses	32.5	24.9	26.7	17.3	29.3

Combined ratio	101.0%	93.1%	88.2%	90.9%	96.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2002	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written(1)	$1,189,003	$258,646	$315,257	$168,567	$1,931,473

Net premiums written	$1,102,837	$249,650	$243,460	$35,298	$1,631,245

Net premiums earned	$1,001,302	$221,531	$187,811	$21,998	$1,432,642

Losses and loss adjustment expenses	678,956	161,929	127,265	19,045	987,195
Acquisition costs and other underwriting expenses	313,861	59,180	55,736	3,754	432,531

Total underwriting deductions	992,817	221,109	183,001	22,799	1,419,726

Underwriting income (loss)	$8,485	$422	$4,810	$(801)	12,916

Net investment income					123,028
Net realized investment gains					135,796
Other expense, net					(4,985)
Interest expense					(8,689)

Income before income taxes and cumulative effect of a change in accounting principle					$258,066

Underwriting ratios:
Losses and loss adjustment expenses	67.8%	73.1%	67.8%	86.6%	68.9%
Acquisition costs and other underwriting expenses	31.3	26.7	29.7	17.1	30.2

Combined ratio	99.1%	99.8%	97.5%	103.7%	99.1%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2001	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written(1)	$831,393	$146,513	$165,913	$56,813	$1,200,632

Net premiums written	$711,714	$136,144	$129,571	$7,221	$984,650

Net premiums earned	$677,863	$100,214	$118,216	$4,244	$900,537

Losses and loss adjustment expenses	537,548	82,639	100,178	5,402	725,767
Acquisition costs and other underwriting expenses	234,344	33,361	44,434	980	313,119

Total underwriting deductions	771,892	116,000	144,612	6,382	1,038,886

Underwriting loss	$(94,029)	$(15,786)	$(26,396)	$(2,138)	(138,349)

Net investment income					114,600
Net realized investment gains					13,313
Other income, net					755
Interest expense					(5,938)

Loss before income taxes					$(15,619)

Underwriting ratios:
Losses and loss adjustment expenses	79.3%	82.5%	84.7%	127.3%	80.6%
Acquisition costs and other underwriting expenses	34.6	33.3	37.6	23.1	34.8

Combined ratio	113.9%	115.8%	122.3%	150.4%	115.4%

Gross Premiums Written by Major Unit/Division

	Years Ended December 31,

	2003	2002	2001

United States	$1,188,030	$1,024,126	$718,342
Latin America	149,722	116,834	72,305
Canada	79,512	40,770	16,340
London Branch	4,117	7,273	24,406

Subtotal Americas	1,421,381	1,189,003	831,393
EuroAsia	408,077	258,646	146,513
London Market	437,902	315,257	165,913
U.S. Insurance	333,821	168,567	56,813

Total gross premiums written(1)	$2,601,181	$1,931,473	$1,200,632

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Type of Business/ Business Unit

	Years Ended December 31,

	2003	2002	2001

Property excess of loss	$116,984	$114,742	$83,439
Property proportional	254,518	189,592	137,097
Casualty excess of loss	249,856	241,202	182,256
Casualty proportional	573,944	460,564	331,795
Marine and aerospace	20,680	13,040	16,064
Surety and credit	45,403	28,717	6,637
Miscellaneous lines	14,976	28,620	5,183
Facultative reinsurance	145,020	112,526	68,922

Subtotal Americas	1,421,381	1,189,003	831,393

Property excess of loss	99,348	57,753	26,279
Property proportional	150,157	102,780	49,902
Casualty excess of loss	35,109	17,901	7,022
Casualty proportional	26,903	24,704	27,527
Marine and aerospace	29,947	16,003	6,330
Surety and credit	40,429	11,726	7,777
Facultative reinsurance	8,596	24,614	21,676
First Capital	17,588	3,165	—

Subtotal EuroAsia	408,077	258,646	146,513

London Branch
Property excess of loss	47,966	45,877	30,600
Property proportional	14,643	11,267	3,400
Casualty excess of loss	19,283	9,878	—
Casualty proportional	14,992	6,948	—
Marine and aerospace	57,567	43,506	—
Newline
Liability lines	264,137	163,662	53,913
All other	19,314	34,119	78,000

Subtotal London Market	437,902	315,257	165,913

Healthcare	110,615	—	—
Property	37,878	27,608	13,800
Casualty	97,165	73,696	15,121
Auto	88,163	67,263	27,892

Subtotal U.S. Insurance	333,821	168,567	56,813

Total gross premiums written(1)	$2,601,181	$1,931,473	$1,200,632

(1)	A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the table above does not agree to the gross premiums written of $2,558.2 million,

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,894.5 million and $1,153.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, reflected in the consolidated statements of operations.

The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

19.	Quarterly Financial Information (Unaudited)

      A summary of selected quarterly financial information follows (in thousands, except per share amounts):

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	Year

Gross premiums written	$563,841	$609,876	$702,953	$681,486	$2,558,156
Net premiums written	489,929	542,714	582,157	538,780	2,153,580
Net premiums earned	447,323	481,148	513,842	522,780	1,965,093
Net investment income	32,400	26,740	31,839	43,136	134,115
Net realized investment gains	38,264	131,551	17,263	15,664	202,742
Other expense, net	(2,967)	(730)	(1,558)	(2,657)	(7,912)
Income before income taxes	70,392	171,891	63,680	72,331	378,294
Net income	46,579	112,687	42,328	47,631	249,225
Net income per common share:
Basic	$0.72	$1.74	$0.65	$0.74	$3.85
Diluted	$0.72	$1.73	$0.65	$0.73	$3.83

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	Year

Gross premiums written	$403,753	$428,174	$499,721	$562,882	$1,894,530
Net premiums written	362,821	370,872	420,034	477,518	1,631,245
Net premiums earned	283,315	351,859	360,538	436,930	1,432,642
Net investment income	28,203	30,025	32,258	32,542	123,028
Net realized investment gains	737	18,213	104,562	12,284	135,796
Other expense, net	(726)	(927)	(1,022)	(2,310)	(4,985)
Income before income taxes and cumulative effect of a change in accounting principle	29,556	49,259	134,086	45,165	258,066
Cumulative effect of a change in accounting principle	36,862	—	—	—	36,862
Net income	56,263	32,825	87,770	31,319	208,177

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	Year

Earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$0.30	$0.51	$1.36	$0.48	$2.65
Cumulative effect of a change in accounting principle	0.57	—	—	—	0.57

Basic earnings per common share	$0.87	$0.51	$1.36	$0.48	$3.22

Diluted:
Income before cumulative effect of a change in accounting principle	$0.30	$0.50	$1.35	$0.48	$2.63
Cumulative effect of a change in accounting principle	0.56	—	—	—	0.57

Diluted earnings per common share	$0.86	$0.50	$1.35	$0.48	$3.20

      Due to changes in the number of weighted average common shares outstanding during 2002, quarterly earnings per share amounts do not add to the total for the year.

SCHEDULE I

ODYSSEY RE HOLDINGS CORP.

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2003

			Amount at
			which shown
	Amortized		in the
Type of Investment	Cost	Fair Value	balance sheet

	(In thousands)
Fixed income securities:
Bonds available for sale:
United States government and government agencies and authorities	$894,397	$851,521	$851,521
States, municipalities and political subdivisions	205,747	209,064	209,064
Foreign governments	79,447	82,292	82,292
Public utilities	37,959	39,229	39,229
All other corporate	387,828	415,582	415,582

Total fixed income securities available for sale	1,605,378	1,597,688	1,597,688

Equity securities:
Common stocks:
Bank, trusts and insurance companies	167,436	202,215	202,215
Industrial and miscellaneous and all other	208,779	245,485	245,485

Total equity securities, unaffiliated	376,215	447,700	447,700

Short-term investments	218,208	218,208	218,208

Other invested assets	225,112	267,504	267,504

Total	$2,424,913	$2,531,100	$2,531,100

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED BALANCE SHEETS

	December 31, 2003	December 31, 2002

	(In thousands, except for share amounts)
ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $15,024)	$—	$15,050
Investment in subsidiary, at equity	1,729,412	1,211,185
Cash and cash equivalents	13,914	1,489

Total investments and cash	1,743,326	1,227,724
Investment income due and accrued	7	345
Federal and foreign income taxes	31,140	30,488
Loans receivable	1,000	1,000
Prepaid expenses	3,811	2,648
Other assets	—	1,072

Total assets	$1,779,284	$1,263,277

LIABILITIES
Debt obligations	$376,892	$206,340
Interest payable	3,319	854
Other liabilities	8,838	—

Total liabilities	389,049	207,194

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,586	793,334
Treasury stock, at cost (146,691 and 138,894 shares, respectively)	(2,549)	(2,305)
Unearned compensation	(3,439)	(4,572)
Accumulated other comprehensive income, net of deferred income taxes	112,430	21,736
Retained earnings	489,556	247,239

Total stockholders’ equity	1,390,235	1,056,083

Total liabilities and stockholders’ equity	$1,779,284	$1,263,277

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

			For the period
	Year Ended	Year Ended	March 21 to
	December 31, 2003	December 31, 2002	December 31, 2001

		(In thousands)
REVENUES
Net investment income	$145	$904	$694
Net realized capital (losses) gains	(21)	66	—
Equity in undistributed net income (loss) of subsidiary	262,514	215,681	(42,717)

Total revenues	262,638	216,651	(42,023)

EXPENSES
Other expense, net	7,912	4,985	4,177
Interest expense	12,656	8,689	5,939

Total expense	20,568	13,674	10,116

Income (loss) before income taxes	242,070	202,977	(52,139)

Federal and foreign income tax benefit:
Current	—	—	—
Deferred	(7,155)	(5,200)	(3,297)

Total federal and foreign income tax benefit	(7,155)	(5,200)	(3,297)

Net income (loss) to common stockholder	249,225	208,177	(48,842)
Retained earnings, beginning of year	247,239	45,576	—
Re-capitalization adjustment	—	—	96,046
Dividends to common stockholder	(6,908)	(6,514)	(1,628)

Retained earnings, end of year	$489,556	$247,239	$45,576

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

			For the period
	Year Ended	Year Ended	March 21 to
	December 31, 2003	December 31, 2002	December 31, 2001

		(In thousands)
OPERATING ACTIVITIES
Net income (loss) to common stockholder	$249,225	$208,177	$(48,842)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiary	(262,514)	(215,681)	42,717
Federal and foreign income taxes	(642)	(5,200)	(3,297)
Other assets and liabilities, net	1,224	1,477	4,186
Bond premium amortization, net	24	388	141
Amortization of restricted stock	1,132	1,128	2,004
Net realized investment losses (gains)	21	(66)	—

Net cash used in operating activities	(11,530)	(9,777)	(3,091)

INVESTING ACTIVITIES
Maturities of fixed income securities	15,000	—	—
Sales of fixed income securities	—	7,096	—
Purchases of fixed income securities	—	—	(22,606)
Capital contribution to subsidiary	(165,000)	—	—
Decrease (increase) in short-term investments	—	14,779	(14,779)
Purchase of First Capital	—	(17,757)	—

Net cash (used in) provided by investing activities	(150,000)	4,118	(37,385)

FINANCING ACTIVITIES
Net proceeds from public offering	—	—	51,285
Proceeds from interest rate contract	8,667	—	—
Additional borrowings, net of acquisition costs	222,480	107,494	150,000
Repayments of principal	(50,000)	(110,000)	(150,000)
Purchase of treasury stock	(284)	(2,305)	(7,708)
Dividends	(6,908)	(6,514)	(1,628)
Dividend from subsidiary	—	18,000	—
Loan receivable	—	—	(1,000)

Net cash provided by financing activities	173,955	6,675	40,949

Increase in cash and cash equivalents	12,425	1,016	473
Cash and cash equivalents, beginning of year	1,489	473	—

Cash and cash equivalents, end of year	$13,914	$1,489	$473

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY

(1)	OdysseyRe was incorporated on March 21, 2001.

(2)	The condensed financial information of the registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein.

(3)	OdysseyRe’s investment in Odyssey America is reflected on the equity method.

SCHEDULE III

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INSURANCE INFORMATION

AS OF DECEMBER 31, 2003 AND 2002 AND
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands)

		Net						Amortization
		unpaid						of net
	Deferred	losses and					Net losses	deferred
	policy	loss	Gross	Net	Net	Net	and loss	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expenses	costs	expenses

Year Ended December 31, 2003
Americas	$107,140	$1,669,640	$400,329	$1,248,938	$1,170,696	$122,924	$801,295	$326,200	$54,537
EuroAsia	25,296	258,197	99,140	388,705	364,542	3,441	248,652	76,257	14,401
London Market	27,787	353,782	178,535	374,568	334,228	5,750	205,458	63,752	25,614
U.S. Insurance	8,066	60,035	141,836	141,369	95,627	1,855	70,360	9,806	6,756
Holding Company	—	—	—	—	—	145	—	—	—

Totals	$168,289	$2,341,654	$819,840	$2,153,580	$1,965,093	$134,115	$1,325,765	$476,015	$101,308

Year Ended December 31, 2002
Americas	$85,805	$1,451,922	$314,165	$1,102,837	$1,001,302	$116,500	$678,956	$268,657	$45,204
EuroAsia	18,057	160,783	69,393	249,650	221,531	2,512	161,929	50,796	8,384
London Market	22,595	219,748	132,812	243,460	187,811	1,572	127,265	37,961	17,775
U.S. Insurance	2,433	12,120	86,192	35,298	21,998	1,540	19,045	4,848	(1,094)
Holding Company	—	—	—	—	—	904	—	—	—

Totals	$128,890	$1,844,573	$602,562	$1,631,245	$1,432,642	$123,028	$987,195	$362,262	$70,269

Year Ended December 31, 2001
Americas	$67,787	$1,456,649	$223,075	$711,714	$677,863	$109,722	$537,547	$194,343	$40,001
EuroAsia	—	70,977	36,545	136,144	100,214	494	82,639	24,804	8,557
London Market	11,307	142,801	54,030	129,571	118,216	2,249	100,178	31,712	12,722
U.S. Insurance	466	4,002	24,720	7,221	4,244	1,441	5,403	(2,434)	3,414
Holding Company	—	—	—	—	—	694	—	—	—

Totals	$79,560	$1,674,429	$338,370	$984,650	$900,537	$114,600	$725,767	$248,425	$64,694

SCHEDULE IV

ODYSSEY RE HOLDINGS CORP.

REINSURANCE

		Assumed	Ceded to		Percentage of
		from other	other		amount
	Direct	companies	companies	Net amount	assumed to net

		(In thousands)
Year Ended December 31, 2003:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	634,860	1,923,296	404,576	2,153,580	89.3
Title insurance	—	—	—	—	—

Total premiums written	$634,860	$1,923,296	$404,576	$2,153,580	89.3%

Year Ended December 31, 2002:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	296,855	1,597,675	263,285	1,631,245	97.9
Title insurance	—	—	—	—	—

Total premiums written	$296,855	$1,597,675	$263,285	$1,631,245	97.9%

Year Ended December 31, 2001:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	110,426	1,043,180	168,956	984,650	105.9
Title insurance	—	—	—	—	—

Total premiums written	$110,426	$1,043,180	$168,956	$984,650	105.9%

SCHEDULE VI

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

(In thousands)

Gross
reserves for
		unpaid	Discount,
	Deferred	losses	if any
	policy	and loss	deducted	Gross	Net	Net
Affiliation with	acquisition	adjustment	in previous	unearned	premiums	premiums
Registrant	costs	expenses	column	premiums	written	earned

Year Ended December 31, 2003:
(a) Consolidated property- casualty insurance entities	$168,289	$3,400,277	$66,682	$819,840	$2,153,580	$1,965,093
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—	—

Year Ended December 31, 2002:
(a) Consolidated property- casualty insurance entities	$128,890	$2,871,552	$61,443	$602,562	$1,631,245	$1,432,642
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—	—

Year Ended December 31, 2001:
(a) Consolidated property- casualty insurance entities	$79,560	$2,720,220	$57,105	$338,370	$984,650	$900,537
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net losses and loss		Amortization
		adjustment expenses		of net	Net paid
		incurred related to:		deferred	losses
	Net			policy	and loss
Affiliation with	investment	current		acquisition	adjustment
Registrant	income	year	prior year	costs	expenses

Year Ended December 31, 2003:
(a) Consolidated property- casualty insurance entities	$134,115	$1,208,854	$116,911	$476,015	$843,367
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—

Year Ended December 31, 2002:
(a) Consolidated property- casualty insurance entities	$123,028	$921,222	$65,973	$362,262	$831,252
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—

Year Ended December 31, 2001:
(a) Consolidated property- casualty insurance entities	$114,600	$702,658	$23,109	$248,425	$717,682
(b) Unconsolidated property- casualty insurance entities	—	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls over financial reporting. As of the end of the period covered by this Form 10-K there was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers”, “Audit Committee Financial Expert”, “Code of Ethics for Senior Financial Officers” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement for the 2004 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2003 (Proxy Statement), which sections are incorporated herein by reference.

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

Equity Compensation Plan Information

      The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2003.

Number of Securities
	to be Issued	Weighted Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	For Future Issuance

Equity Compensation Plans:
Not approved by stockholders	—	—	—
Approved by stockholders	827,091	$18.53	6,581,682 (1)

(1)	Includes options to purchase 725,563 shares of our common stock available for future grant under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan and 183,593 shares of our common stock available for future grant under the Odyssey Re Holdings Corp. (Non-Qualified) Employee Share Purchase Plan. In addition, under the terms of the Odyssey Re Holdings Corp. Restricted Share Plan and the Odyssey

Re Holdings Corp. Stock Option Plan (the “Plans”), we are authorized to grant awards of restricted shares and stock options that together do not exceed 10% of our issued and outstanding shares of common stock as of the last business day of each calendar year. As of December 31, 2003, the number of restricted shares of our common stock authorized for future grant together with the number of shares of our common stock underlying options authorized for future grant was 5,672,526. OdysseyRe presently has no intention to grant any shares or options pursuant to the Plans.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Reference is made to the section captioned “Independent Public Accountants” in our Proxy Statement, which is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

      The Financial Statements and schedules listed in the accompanying index to Consolidated Financial Statements in Item 8 are filed as part of this report. Schedules not included in the index have been omitted because they are not applicable.

Exhibits

      The exhibits listed on the accompanying Exhibits Index are filed as a part of this report.

Reports on Form 8-K

      1. OdysseyRe furnished a Form 8-K to the Securities and Exchange Commission on October 24, 2003, in connection with certain information that was disclosed in a filing made on same date with the Securities and Exchange Commission.

      2. OdysseyRe furnished a Form 8-K to the Securities and Exchange Commission on October 30, 2003, in connection with the issuance of its press release announcing its results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

By:	/s/ ANDREW A. BARNARD

Name: Andrew A. Barnard
Title: President, Chief Executive Officer

Date: February 17, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard		Director and Principal Executive Officer	February 17, 2004

/s/ CHARLES D. TROIANO Charles D. Troiano		Principal Financial and Accounting Officer	February 17, 2004

* V. Prem Watsa		Director	February 17, 2004

* James F. Dowd		Director	February 17, 2004

* Frank B. Bennett		Director	February 17, 2004

* Robbert Hartog		Director	February 17, 2004

* Anthony F. Griffiths		Director	February 17, 2004

* Brandon Sweitzer		Director	February 17, 2004

*By:	/s/ CHARLES D. TROIANO Attorney-in-fact

EXHIBIT INDEX

Number	Title of Exhibit	Page

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
4.2	Indenture dated June 18, 2002 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).
4.3	Registration Rights Agreement dated June 18, 2002 between Odyssey Re Holdings Corp. and Banc of America Securities LLC regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).
4.4	Indenture dated October 31, 2003 between OdysseyRe Holdings Corp. and The Bank of New York regarding the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.5	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
*4.6	Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013.
10.1	Intentionally deleted.
10.2	Intentionally deleted.
10.3	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.4	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey America Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.5	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002) and Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability, as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

Number	Title of Exhibit	Page

10.6	Amended and Restated Employment Agreement dated as of April 1, 2001 between Andrew Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.7	Employment Agreement dated as of October 1, 2001 between Charles D. Troiano and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.8	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.9	Lease Agreement between TIG Insurance Company and First Stamford Place Company in relation to 300 First Stamford Place, Stamford, Connecticut, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.10	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.11	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.12	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Odyssey Reinsurance Corporation dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.13	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Hudson Insurance Company dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.14	Intentionally deleted.
10.15	Investment Administration Agreement between Fairfax Financial Holdings Limited and Odyssey Reinsurance Corporation dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.16	Investment Administration Agreement between Fairfax Financial Holdings Limited and Hudson Insurance Company dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.17	Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.18	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).