Form 10-Q
period 2004-03-31
ODYSSEY RE HOLDINGS CORP
filed 2004-05-04
CIK 1137048

As filed with the Securities and Exchange Commission on May 3, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2004	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☑          NO ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at April 2, 2004

Common Stock, $.01 Par Value	64,979,388

ODYSSEY RE HOLDINGS CORP.

INDEX TO FORM 10-Q

Page

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	March 31,	December 31,
	2004	2003

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,403,475 and $1,605,378, respectively)	$2,398,179	$1,597,688
Equity securities:
Common stocks, at fair value (cost $397,401 and $376,215, respectively)	449,087	447,700
Common stocks, at equity	137,832	117,489
Short-term investments, at cost which approximates fair value	226,336	218,208
Other invested assets	326,024	267,504
Cash and cash equivalents	836,698	1,588,659

Total investments and cash	4,374,156	4,237,248
Investment income due and accrued	25,056	21,668
Reinsurance balances receivable	478,058	499,680
Reinsurance recoverables on loss payments	109,560	83,448
Reinsurance recoverables on unpaid losses	1,070,448	1,058,623
Prepaid reinsurance premiums	111,447	110,881
Funds held by ceding insurers	120,334	124,464
Deferred acquisition costs	172,743	168,289
Federal and foreign income taxes	78,439	71,183
Other assets	84,605	84,572

Total assets	$6,624,846	$6,460,056

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,535,411	$3,400,277
Unearned premiums	831,086	819,840
Debt obligations	376,704	376,892
Reinsurance balances payable	132,015	121,457
Funds held under reinsurance contracts	193,495	199,763
Other liabilities	118,979	151,592

Total liabilities	5,187,690	5,069,821

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	794,067	793,586
Treasury stock at cost (161,769 and 146,691 shares, respectively)	(3,876)	(2,549)
Unearned compensation	(7,362)	(3,439)
Accumulated other comprehensive income, net of deferred income taxes	107,199	112,430
Retained earnings	546,477	489,556

Total stockholders’ equity	1,437,156	1,390,235

Total liabilities and stockholders’ equity	$6,624,846	$6,460,056

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

REVENUES
Gross premiums written	$629,483	$563,841
Ceded premiums written	76,244	73,912

Net premiums written	553,239	489,929
Increase in unearned premiums	(6,978)	(42,606)

Net premiums earned	546,261	447,323
Net investment income	35,462	32,400
Net realized investment gains	34,839	38,264

Total revenues	616,562	517,987

EXPENSES
Losses and loss adjustment expenses	363,557	305,725
Acquisition costs	125,481	116,098
Other underwriting expenses	29,909	20,759
Other expense, net	2,360	2,967
Interest expense	6,394	2,046

Total expenses	527,701	447,595

Income before income taxes	88,861	70,392

Federal and foreign income tax provision (benefit):
Current	25,110	33,720
Deferred	4,796	(9,907)

Total federal and foreign income tax provision	29,906	23,813

NET INCOME	$58,955	$46,579

BASIC
Weighted average shares outstanding	64,418,098	64,690,904

Basic earnings per share	$0.92	$0.72

DILUTED
Weighted average shares outstanding	65,283,895	65,060,494

Diluted earnings per share	$0.90	$0.72

DIVIDENDS
Dividends declared per share	$0.03125	$0.025

COMPREHENSIVE INCOME
Net income	$58,955	$46,579
Other comprehensive (loss) income, net of tax	(5,231)	27,483

Comprehensive income	$53,724	$74,062

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	793,586	793,334
Net increase during the period	481	—

Balance, end of period	794,067	793,334

TREASURY STOCK
Balance, beginning of period	(2,549)	(2,305)
Purchases during the period	(5,198)	—
Reissuance during the period	3,871	—

Balance, end of period	(3,876)	(2,305)

UNEARNED COMPENSATION
Balance, beginning of period	(3,439)	(4,572)
Issuance of restricted stock during the period	(4,239)	—
Amortization during the period	316	283

Balance, end of period	(7,362)	(4,289)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	112,430	21,736
Net (decrease) increase during the period	(5,231)	27,483

Balance, end of period	107,199	49,219

RETAINED EARNINGS
Balance, beginning of period	489,556	247,239
Net income	58,955	46,579
Dividends to stockholders	(2,034)	(1,625)

Balance, end of period	546,477	292,193

TOTAL STOCKHOLDERS’ EQUITY	$1,437,156	$1,128,803

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,996,166	65,003,963
Net treasury shares acquired during the period	(15,078)	—

Balance, end of period	64,981,088	65,003,963

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(IN THOUSANDS)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

OPERATING ACTIVITIES
Net income	$58,955	$46,579
Adjustments to reconcile net income to net cash provided by operating activities:
Reinsurance balances and funds held, net	3,930	(147,792)
Unearned premiums	10,679	41,841
Unpaid losses and loss adjustment expenses	123,309	206,403
Federal and foreign income taxes	(5,264)	9,853
Other assets and liabilities, net	(15,951)	(313)
Deferred acquisition costs	(2,905)	(5,459)
Net realized investment gains	(34,839)	(38,264)
Bond discount amortization, net	(3,468)	(1,520)

Net cash provided by operating activities	134,446	111,328

INVESTING ACTIVITIES
Maturities of fixed income securities	2,837	1,907
Sales of fixed income securities	691,322	1,269,958
Purchases of fixed income securities	(1,495,941)	(1,302,334)
Sales of equity securities	47,747	1,334
Purchases of equity securities	(74,861)	(38,155)
Purchases of other invested assets	(43,133)	(638)
(Increase) decrease in short-term investments	(8,127)	78,716

Net cash (used in) provided by investing activities	(880,156)	10,788

FINANCING ACTIVITIES
Dividends	(2,034)	(1,625)
Purchase of treasury stock	(5,198)	—

Net cash used in financing activities	(7,232)	(1,625)

Effect of exchange rate changes on cash	981	—

(Decrease) increase in cash and cash equivalents	(751,961)	120,491
Cash and cash equivalents, beginning of period	1,588,659	484,744

Cash and cash equivalents, end of period	$836,698	$605,235

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for its wholly owned subsidiary, Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, which include Clearwater Insurance Company (“Clearwater”), Odyssey UK Holdings Corporation (“UK Holdings”), Newline Underwriting Management Ltd., which owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”), Hudson Insurance Company (“Hudson”) and Hudson Specialty Insurance Company (“Hudson Specialty”), which was acquired on October 28, 2003. As of March 31, 2004, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, owns 80.6% of OdysseyRe.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results for a full year.

      During the three months ended March 31, 2004 and 2003, dividends of $0.03125 and $0.025 per common share, respectively, were declared resulting in an aggregate dividend of approximately $2.0 million and $1.6 million, respectively.

2.     Accumulated Other Comprehensive Income

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Beginning balance of accumulated other comprehensive income	$112,430	$21,736

Beginning balance of foreign currency translation adjustments	39,896	(2,202)
Ending balance of foreign currency translation adjustments	33,822	7,524

Current period change in foreign currency translation adjustments	(6,074)	9,726

Beginning balance of unrealized net gains on securities	73,756	23,938
Ending balance of unrealized net gains on securities	74,599	42,858

Current period change in unrealized net gains on securities	843	18,920

Beginning balance of minimum pension liability	(1,222)	—
Ending balance of minimum pension liability	(1,222)	(1,163)

Current period change of minimum pension liability	—	(1,163)

Current period change in accumulated other comprehensive (loss) income	(5,231)	27,483

Ending balance of accumulated other comprehensive income	$107,199	$49,219

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are shown in the following table (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Net income	$58,955	$46,579

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(9,345)	14,963
Unrealized net gains on securities arising during the period	21,482	38,041
Reclassification adjustment for realized gains included in net income	(20,185)	(8,933)
Minimum pension liability	—	(1,789)

Other comprehensive (loss) income, before tax	(8,048)	42,282

Tax benefit (expense):
Foreign currency translation adjustments	3,271	(5,237)
Unrealized net gains on securities arising during the period	(7,519)	(13,314)
Reclassification adjustment for realized gains included in net income	7,065	3,126
Minimum pension liability	—	626

Total tax benefit (expense)	2,817	(14,799)

Other comprehensive (loss) income, net of tax	(5,231)	27,483

Comprehensive income	$53,724	$74,062

3.     Earnings Per Share

      Net income per common share for the three months ended March 31, 2004 and 2003 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Net income	$58,955	$46,579

Weighted average common shares outstanding — basic	64,418,098	64,690,904
Effect of dilutive shares	865,797	369,590

Weighted average common shares outstanding — dilutive	65,283,895	65,060,494

Earnings per common share:
Basic	$0.92	$0.72

Diluted	$0.90	$0.72

      Diluted earnings per share do not reflect the conversion of the Company’s convertible debentures into common stock of the Company because, under the terms of the indenture under which the convertible debentures were issued, the convertible debentures were not convertible as of March 31, 2004 and 2003. The 2003 diluted earnings per common share amount assumes that the Company’s stock options would not be exercised as of March 31, 2003.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stock Based Compensation

      Effective January 1, 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” with respect to the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the three months ended March 31, 2004 and 2003 reflects stock-based compensation expense related to stock options granted subsequent to December 31, 2002. For stock options granted during 2002, the Company accounts for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income and net income per common share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Net income, as reported	$58,955	$46,579
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	75	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(170)	(96)

Pro forma net income	$58,860	$46,483

Net income per common share:
As reported:
Basic	$0.92	$0.72
Diluted	0.90	0.72
Pro forma:
Basic	$0.91	$0.72
Diluted	0.90	0.71

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2004, and 2003 are as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Gross unpaid losses and loss adjustment expenses, beginning of period	$3,400,277	$2,871,552
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,058,623	1,026,979

Net unpaid losses and loss adjustment expenses, beginning of period	2,341,654	1,844,573

Losses and loss adjustment expenses incurred related to:
Current year	337,156	294,105
Prior years	26,401	11,620

Total losses and loss adjustment expenses incurred	363,557	305,725

Paid losses and loss adjustment expenses related to:
Current year	26,939	17,709
Prior years	219,830	79,896

Total paid losses and loss adjustment expenses	246,769	97,605

Effects of exchange rate changes	6,521	(1,717)

Net unpaid losses and loss adjustment expenses, end of period	2,464,963	2,050,976
Add ceded unpaid losses and loss adjustment expenses, end of period	1,070,448	898,157

Gross unpaid losses and loss adjustment expenses, end of period	$3,535,411	$2,949,133

      The prior years’ loss development for the three months ended March 31, 2004 is primarily related to loss reserve strengthening on United States casualty business for accident years 1997 through 2000. The prior years’ loss development for the three months ended March 31, 2003 is primarily related to terminated auto lease residual value business in the Americas business segment.

6.     Asbestos and Environmental Losses and Loss Adjustment Expenses

      The Company has exposure to asbestos, environmental pollution and latent injury damage claims and exposures. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies primarily in connection with general liability insurance policies issued by such cedants. The Company’s estimate of its ultimate liability for such exposures includes case basis reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by cedants and additional case reserves determined by the Company’s dedicated asbestos and environmental claims unit based on claims audits of cedants. The provision for liabilities incurred but not reported is established based on various methods such as loss development, market share and frequency and severity.

      Estimation of ultimate liabilities for these exposures is unusually difficult due to outstanding issues such as whether coverage exists, definition of an occurrence, determination of ultimate damages and allocation of such damages to financially responsible parties. The determination of ultimate liabilities for waste site pollution exposure is especially uncertain due to the potential for an amendment to the Superfund Law proposed by various business groups, environmental groups and government agencies. In addition, proposed legislation has been introduced in Congress which, if adopted, would move all U.S. asbestos bodily injury

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The proposed trust would be funded by asbestos defendants and their insurers. The Company likely would be among the insurer participants and, because the trust would avoid payments to unimpaired victims and might obviate the need for extensive legal costs, we believe our ultimate funding obligation under the trust could be less than under the current tort system. However, we cannot predict with any certainty whether any such proposed legislation will be enacted or, if enacted, the effects that such legislation would have upon the Company’s asbestos liability exposure.

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. The Company has minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the three months ended March 31, 2004 and 2003 is set forth in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$215,662	$189,720
Less ceded unpaid losses and loss adjustment expenses, beginning of period	186,178	160,236

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—
Net paid losses and loss adjustment expenses	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	195,812	177,790

Gross unpaid losses and loss adjustment expenses, end of period	$225,296	$207,274

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$33,272	$45,712
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,135	13,575

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—
Net paid losses and loss adjustment expenses	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	2,193	18,774

Gross unpaid losses and loss adjustment expenses, end of period	$34,330	$50,911

      Our survival ratio for environmental and asbestos related liabilities as of March 31, 2004 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is six years and for asbestos related liabilities is fourteen years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on March 31, 2004, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. Our survival ratio is nine years for environmental and asbestos related liabilities as of March 31, 2004, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 6, 2003.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Segment Reporting

      The Company’s operations are managed through four distinct divisions, Americas, EuroAsia, London Market and U.S. Insurance, which are established principally based on geographic regions. The Americas division is comprised of the Company’s United States reinsurance operations and its Canadian and Latin America branch offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business primarily through professional reinsurance brokers. Treaty business is written through its Canadian branch, while the Latin America branches write both treaty and facultative business. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market division operates through two distribution channels, Newline at Lloyd’s, where the business focus is casualty insurance, and our London branch, where the business focus is worldwide property and casualty reinsurance. The U.S. Insurance division is comprised of Hudson, Hudson Specialty and Clearwater. The U.S. Insurance division writes specialty program insurance business, medical malpractice and hospital professional liability business.

      The financial results of these divisions for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

			London	U.S.
Three months ended March 31, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$329,000	$125,813	$84,705	$101,294	$640,812

Net premiums written	$314,197	$121,749	$69,517	$47,776	$553,239

Net premiums earned	$297,224	$115,625	$96,663	$36,749	$546,261

Losses and loss adjustment expenses	192,691	76,095	67,571	27,200	363,557
Acquisition costs and other underwriting expenses	97,629	28,703	24,763	4,295	155,390

Total underwriting deductions	290,320	104,798	92,334	31,495	518,947

Underwriting income	$6,904	$10,827	$4,329	$5,254	27,314

Net investment income					35,462
Net realized investment gains					34,839
Other expense, net					(2,360)
Interest expense					(6,394)

Income before income taxes					$88,861

Underwriting ratios:
Losses and loss adjustment expenses	64.8%	65.8%	69.9%	74.0%	66.5%
Acquisition costs and other underwriting expenses	32.9	24.8	25.6	11.7	28.5

Combined ratio	97.7%	90.6%	95.5%	85.7%	95.0%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended March 31, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$341,388	$82,895	$73,070	$80,599	$577,952

Net premiums written	$318,619	$80,077	$58,508	$32,725	$489,929

Net premiums earned	$291,279	$77,583	$63,967	$14,494	$447,323

Losses and loss adjustment expenses	202,911	51,627	40,022	11,165	305,725
Acquisition costs and other underwriting expenses	97,449	17,924	19,185	2,299	136,857

Total underwriting deductions	300,360	69,551	59,207	13,464	442,582

Underwriting (loss) income	$(9,081)	$8,032	$4,760	$1,030	4,741

Net investment income					32,400
Net realized investment gains					38,264
Other expense, net					(2,967)
Interest expense					(2,046)

Income before income taxes					$70,392

Underwriting ratios:
Losses and loss adjustment expenses	69.7%	66.5%	62.6%	77.0%	68.3%
Acquisition costs and other underwriting expenses	33.4	23.1	30.0	15.9	30.6

Combined ratio	103.1%	89.6%	92.6%	92.9%	98.9%

(1)	A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the table above does not agree to the gross premiums written of $629.5 million and $563.8 million for the three months ended March 31, 2004 and 2003, respectively, reflected in the consolidated statements of operations.

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

8.     Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2004	2003

7.65% Senior Notes	$224,583	$224,572
4.375% Convertible Senior Debentures	110,000	110,000
7.49% Senior Notes	42,121	42,320

Total debt obligations	$376,704	$376,892

      During the fourth quarter of 2003, OdysseyRe issued $225.0 million aggregate principal amount of senior notes due November 1, 2013. The issue was sold at a discount of $0.4 million, which is being amortized over

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65%, which is due semi-annually on May 1st and November 1st. The senior notes are redeemable at a premium, prior to maturity, at the discretion of OdysseyRe.

      In June 2002, OdysseyRe issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require OdysseyRe to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of March 31, 2004 such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, OdysseyRe may choose to deliver, in lieu of the Company’s common stock, cash or a combination of cash and common stock. It is OdysseyRe’s intent to settle any debt conversion in cash. The Convertible Debt is reflected on OdysseyRe’s balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes, due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at OdysseyRe’s option. In November 2003 and June 2002, OdysseyRe prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of senior notes. Immediately following the issuance of the senior notes, OdysseyRe entered into an interest rate swap agreement with Bank of America N.A. that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, the Company sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the capitalized gain was immediately realized. As of March 31, 2004, the aggregate principal amount of senior notes outstanding was $40.0 million and the remaining capitalized gain is $2.1 million.

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$40,000
2013	225,000
2022	110,000

Total	$375,000

      OdysseyRe’s 7.49% senior notes are subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of March 31, 2004, the Company was in compliance with all covenants.

9.     Employee Benefits

      The Company maintains a qualified, non-contributory, defined benefit pension plan (“Qualified Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. The Company also maintains non-qualified excess benefit plans (“Excess Plans”) that provide officers and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. In addition, certain health care and life insurance benefits for retired employees (“Postretirement Plan”)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are provided by the Company. Substantially all employees may become eligible for these postretirement benefits if they reach retirement age while working for the Company.

      The net periodic cost for each of the benefit plans for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003

Qualified Plan:
Service cost	$553	$439
Interest cost	526	474
Return on assets	(411)	(406)
Net amortization and deferral	2	(8)

Net pension cost	$670	$499

Excess Plans:
Service cost	$136	$136
Interest cost	174	177
Recognized net actuarial loss	44	41
Recognized prior service cost	(9)	(9)
Other	17	38

Net pension cost	$362	$383

Postretirement Plan:
Service cost	$300	$136
Interest cost	137	94
Other	13	7

Net pension cost	$450	$237

10.     Contingencies

      Clearwater has agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to its policies issued from July 1, 1999 to April 30, 2004 where required. Clearwater has terminated the agreement effective April 30, 2004. Clearwater remains liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. While Clearwater’s potential exposure in connection with these endorsements is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Clearwater for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee that would require Clearwater to utilize the indemnification from Fairfax.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for all obligations under this guarantee.

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of March 31, 2004, Odyssey America had pledged U.S. treasuries in the amount of $120.5 million in support of a letter of credit and $146.5 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.

      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. While Odyssey America’s potential exposure in connection with this agreement is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the subject business on a quarterly basis. For each of the three months ended March 31, 2004 and 2003, Falcon paid $0.1 million to Odyssey America related to this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee that will require Odyssey America to utilize the indemnification from Fairfax.

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

      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002 on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30.0 million, including a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share Reinsurance Agreements (the “Treaties”). In May 2003, Gulf initiated litigation against two other reinsurers

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In late July, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey and the other reinsurers have answered the complaint and discovery has commenced. Among other things, Odyssey America contends that, (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) alternatively, the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. At this early stage, it is not possible to make any determination regarding the likely outcome of this matter.

      In January 2004, two retrocessionaires under common control of London Reinsurance Group Inc. (each, a “retrocessionaire”; together, “London Life”) filed a demand for arbitration seeking to resolve a dispute arising under a series of aggregate stop-loss retrocession agreements covering the years 1994 and 1996 to 2001 pursuant to which they participated and provided a layer of retrocession protection for Odyssey America in excess of a predetermined loss ratio and subject to a limit. Among other things, London Life seeks a determination of its liability under the retrocession agreements. Odyssey America will seek enforcement of the retrocession agreements and confirmation of the liability of London Life pursuant to such agreements. Odyssey America and London Life have each appointed an arbitrator, and the arbitrators are currently engaged in the selection of an umpire, the selection of whom will complete the arbitration panel. Odyssey America finds London Life’s claims to be without merit and intends to vigorously pursue the arbitration. Odyssey America expects the arbitration panel to enforce the contracts in Odyssey America’s favor.

      OdysseyRe and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings in the normal course of their business. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations or cash flow of the Company.

PART 1 — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Odyssey Re Holdings Corp. is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries. As of March 31, 2004, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services company, owns 80.6% of OdysseyRe.

      Through our operating subsidiaries, principally Odyssey America, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace. OdysseyRe also underwrites specialty insurance business through its subsidiaries, Newline, Hudson, Hudson Specialty and Clearwater. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability insurance through a Healthcare unit located principally in Napa, California. During 2003, we reinsured this business through a 100% quota share agreement with an affiliate. On October 28, 2003, we acquired an excess and surplus lines insurance company, Hudson Specialty, which, in 2004, will serve as the main platform for the Healthcare business. The Healthcare business is included in our U.S. Insurance division.

      Our gross premiums written for the three months ended March 31, 2004 were $629.5 million, an increase of $65.7 million (11.7%) compared to gross premiums written for the three months ended March 31, 2003 of $563.8 million. Continued premium growth was evident in the EuroAsia, London Market and U.S. Insurance business divisions while gross premiums written remained relatively flat in the Americas business division. We continue to opportunistically expand in certain classes of business and in each of our geographic business divisions. Our non-United States operations accounted for 41.8% of our premium volume for the three months ended March 31, 2004. For the three months ended March 31, 2004 and 2003, our net premiums written were $553.2 million and $489.9 million, respectively, and our net income was $59.0 million and $46.6 million, respectively. As of March 31, 2004, we had total assets of $6.6 billion and total stockholders’ equity of $1.44 billion.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 95.0% for the three months ended March 31, 2004, a decrease of 3.9 percentage points from the 98.9% combined ratio for the three months ended March 31, 2003. This continued underwriting profitability is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business.

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

      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, which in turn owns and manages Syndicate 1218, and our London branch office. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus lines basis in the United States. The London Market division in general, and Newline in particular, has experienced a resurgence of opportunities from domestic and international business. The London Market division writes insurance and reinsurance business worldwide principally through brokers.

      The U.S. Insurance division is comprised of Hudson, Hudson Specialty and Clearwater. The U.S. Insurance division writes specialty program insurance business, medical malpractice and hospital professional liability business.

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

      The change in these estimates is reflected in the revenue account at the end of each accounting period. These estimates are considered “critical accounting estimates” because changes in these estimates can materially affect net income.

Expenses

      We determine our reserves for unpaid losses and loss adjustment expenses based on the evaluation of our in-house claims department of the reports and individual case estimates received from ceding companies for reinsurance business, or the estimates advised by our outside claims adjusters for insurance business. We use generally accepted actuarial methodologies to determine reserves for losses incurred but not reported (“IBNR”) on the basis of our historical experience and other estimates. We review the reserves continually, and changes in estimates are reflected in the operating results of the period in which they become known. Accordingly, losses and loss adjustment expenses are charged to income in the calendar year they are incurred.

      Upon receipt of a notice of claim from the ceding company, we establish our own case reserve for the estimated amount of the ultimate settlement, if any. Case reserves usually are based upon the amount of reserves recommended by the ceding company and may be supplemented by additional amounts as deemed necessary by our claims staff. In certain instances, we establish case reserves even when the ceding company does not report any liability to us.

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

      Our reserves for losses and loss adjustment expenses are estimates of amounts required to pay reported and unreported claims and related loss adjustment expenses. We believe the estimate of these reserves is a “critical accounting estimate” because changes in these reserves can materially affect net income. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved. As of March 31, 2004, our estimate of these liabilities net of reinsurance recoverables was $2,465.0 million, and as of December 31, 2003 was $2,341.7 million.

      Acquisition costs consist principally of commissions and brokerage expenses incurred on business written under reinsurance contracts or certificates and insurance policies. These costs are deferred and amortized over the period in which the related premiums are earned. Commission adjustments are accrued based on the underwriting profitability of the business produced. Deferred acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on our historical experience. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which the adjustment arose. We believe the estimate of these deferred acquisition costs is a “critical accounting estimate”, because changes in these estimates can materially affect net income.

      Other underwriting expenses consist of cost of operations associated with our underwriting activities. These expenses include compensation, rent, and all other general expenses allocated to our underwriting activity and exclude any investment or claims related expenses.

Results of Operations

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Gross Premiums Written. Gross premiums written for the three months ended March 31, 2004 increased by $65.7 million, or 11.7%, to $629.5 million from $563.8 million for the three months ended March 31, 2003. The increase in premium volume is attributable to increases in the EuroAsia division of $42.9 million, or 51.8%, the London Market division of $11.7 million, or 16.0%, and the U.S. Insurance division of $20.7 million, or 25.7%. These increases are offset by a decrease in the Americas division of $12.4 million, or 3.6%.

      The Americas accounted for $329.0 million, or 51.3%, of our gross premiums written for the three months ended March 31, 2004, a decrease of $12.4 million, or 3.6%, compared to $341.4 million, or 59.1%, of our gross premiums written for the three months ended March 31, 2003. Gross premiums written by the United States unit for the three months ended March 31, 2004 were $276.1 million, a decrease of $24.4 million, or 8.1%, compared to $300.5 million for the three months ended March 31, 2003. Gross premiums written by the Latin America unit for the three months ended March 31, 2004 were $41.5 million, an increase of $18.2 million, or 78.1%, compared to $23.3 million for the three months ended March 31, 2003. The Canadian unit had gross premiums written of $10.8 million for the three months ended March 31, 2004, a decrease of $6.1 million, or 36.1%, compared to $16.9 million for the three months ended March 31, 2003.

      For the three months ended March 31, 2004, the EuroAsia division had gross premiums written of $125.8 million, or 19.6% of our gross premiums written, an increase of $42.9 million, or 51.8%, compared to $82.9 million, or 14.3%, of our gross premiums written for the three months ended March 31, 2003. Our EuroAsia division continues to access an increased level of profitable opportunities resulting from recent years’ catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the three months ended March 31, 2004 and 2003, our Paris office had gross premiums written of $99.9 million and $61.4 million, respectively, an increase of $38.5 million, or 62.7%. For the three months ended March 31, 2004 and 2003, our Singapore office had gross premiums written of $23.0 million and $18.4 million, respectively, an increase of $4.6 million, or 25.0%.

      The London Market generated $84.7 million, or 13.2%, of our gross premiums written for the three months ended March 31, 2004, an increase of $11.7 million, or 16.0% compared to $73.0 million, or 12.6%, of our gross premiums written for the three months ended March 31, 2003. Gross premiums written by the London branch for the three months ended March 31, 2004 were $36.2 million, an increase of $3.9 million, or 12.1%, compared to $32.3 million for the three months ended March 31, 2003. Our Lloyd’s syndicate had gross premiums written of $48.5 million for the three months ended March 31, 2004, an increase of $7.8 million, or 19.2%, compared to $40.7 million for the three months ended March 31, 2003.

      The U.S. Insurance division accounted for $101.3 million, or 15.8%, of our gross premiums written for the three months ended March 31, 2004, an increase of $20.7 million, compared to $80.6 million, or 14.0%, of our gross premiums written for the three months ended March 31, 2003. The Hudson program unit had gross premiums written of $56.4 million for the three months ended March 31, 2004, an increase of $9.5 million, or 20.3%, compared to $46.9 million for the three months ended March 31, 2003. Our Healthcare unit had $44.9 million of premiums written for the three months ended March 31, 2004, an increase of $11.2 million, or 33.2%, compared to $33.7 million for the three months ended March 31, 2003.

      Ceded Premiums Written. Ceded premiums written for the three months ended March 31, 2004 increased by $2.3 million, or 3.1%, to $76.2 million from $73.9 million for the three months ended March 31, 2003. The increase in ceded premiums written is primarily attributable to the increase in gross premium volume.

      Net Premiums Written. Net premiums written for the three months ended March 31, 2004 increased by $63.3 million, or 12.9%, to $553.2 million from $489.9 million for the three months ended March 31, 2003, reflecting our underwriting initiatives in the various divisions. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the three months ended March 31, 2004 increased by $99.0 million, or 22.1%, to $546.3 million from $447.3 million for the three months ended March 31, 2003. The change in earned premiums is greater than the increase in premiums written, which reflects the effect of growth in 2002 and 2003 of net written premiums of 66.0% and 32.0%, respectively, now becoming fully earned.

      Net Investment Income. Net investment income for the three months ended March 31, 2004 increased by $3.1 million, or 9.6%, to $35.5 million from $32.4 million for the three months ended March 31, 2003. Net investment yield for the three months ended March 31, 2004 was 3.3% on an annualized basis, compared to 4.1% for the comparable period in 2003.

      Net Realized Investment Gains. Net realized investment gains for the three months ended March 31, 2004 decreased by $3.5 million, to $34.8 million from a gain of $38.3 million for the three months ended March 31, 2003.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended March 31, 2004 increased by $57.9 million, or 19.0%, to $363.6 million from $305.7 million for the three months ended March 31, 2003. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the three months ended March 31, 2004 was 66.5%, compared to 68.3% for the three months ended March 31, 2003.

      Acquisition Costs. Acquisition costs for the three months ended March 31, 2004 were $125.5 million, compared to $116.1 million for the three months ended March 31, 2003 with the increase due to premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 23.0% for the three months ended March 31, 2004, compared to 26.0% for the three months ended March 31, 2003.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2004 were $29.9 million, compared to $20.8 million for the three months ended March 31, 2003. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.5% for the three months ended March 31, 2004, compared to 4.6% for the three months ended March 31, 2003. The increase in other underwriting expenses is attributable to an increase in headcount, personnel related costs and other expenses generated by our substantial growth over the last three years.

      Other Expenses, Net. Other expenses, net for the three months ended March 31, 2004, were $2.4 million, compared to $3.0 million of net expense for the three months ended March 31, 2003. The other expense is primarily comprised of the operating expenses of OdysseyRe, our holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $6.4 million for the three months ended March 31, 2004, compared to $2.0 million for the three months ended March 31, 2003. The increase is due primarily to the fourth quarter 2003 issuance of $225.0 million aggregate principal amount of 7.65% senior notes due 2013.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended March 31, 2004 increased by $6.1 million to $29.9 million, compared to $23.8 million for the three months ended March 31, 2003, as a result of the increase in pre-tax income. Our effective tax rates were 33.7% and 33.8% for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

      Our stockholders’ equity increased by $47.0 million, or 3.4%, to $1.44 billion as of March 31, 2004, from $1.39 billion as of December 31, 2003. The net increase was mainly attributable to net income of $59.0 million, which is offset by decreases in accumulated other comprehensive income, net of deferred taxes, of $5.2 million, purchases of treasury stock of $5.2 million and dividends paid to stockholders of $2.0 million for the three months ended March 31, 2004. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets. On February 23, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. Upon becoming effective, this registration statement will provide for the offer and sale by OdysseyRe of securities, including equity and debt securities, having a total offering price of up to $400.0 million.

      Our liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $134.4 million for the three months ended March 31, 2004, compared to $111.3 million for the three months ended March 31, 2003. Increased premium collections is directly attributable to the increase in premium volume realized since the latter part of calendar year 2001, which occurred as a result of substantially improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow.

      Total cash used in investing activities for the three months ended March 31, 2004 was $880.2 million, compared to cash provided by investing activities of $10.8 million for the three months ended March 31, 2003. Cash and cash equivalents were $836.7 million and $1,588.7 million, as of March 31, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents resulted from purchases of fixed income securities. It is anticipated that our cash and cash equivalents will continue to be re-invested on a basis consistent with our long-term value oriented investment philosophy. Cash and short-term investments are maintained for liquidity purposes and represented 24.3% and 42.6% as of March 31, 2004 and December 31, 2003, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.4 billion as of March 31, 2004. Total investments and cash amounted to $4.4 billion as of March 31, 2004, an increase of $0.2 billion compared to December 31, 2003. The fixed income securities portfolio has a weighted average security rating of AA, as measured by Standard and Poor’s.

      An additional source of funds for OdysseyRe is the dividend capacity of its subsidiary, Odyssey America. During 2004, Odyssey America can pay dividends to us of $178.7 million without prior regulatory approval.

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

      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at our option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of March 31, 2004, such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, we may choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. It is our intent to settle any debt conversion in cash. The Convertible Debt is reflected on our balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In December 2001, we issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at our option. In November 2003 and June 2002, we prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the senior notes. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement with Bank of America N.A. that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, we sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the capitalized gain was immediately realized. As of March 31, 2004, the aggregate principal amount of the senior notes outstanding was $40.0 million and the remaining capitalized gain is $2.1 million.

      Through UK Holdings Corp., Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of March 31, 2004, Odyssey America had pledged U.S. treasuries in the amount of $120.5 million in support of a letter of credit and $146.5 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.

      On February 12, 2004, our Board of Directors declared a quarterly cash dividend of $0.03125 per share to be paid on or before March 31, 2004 to all stockholders of record as of March 17, 2004. The total dividend of approximately $2.0 million was paid on March 31, 2004.

Financial Strength and Credit Ratings

      The Company and its subsidiaries are assigned financial strength (insurance) and credit ratings from internationally recognized rating agencies such as A.M. Best Company and Standard & Poor’s Ratings Service.

      Financial strength ratings represent the opinions of the rating agencies of the financial strength of a company and its capacity to meet the obligations of insurance policies and reinsurance contracts. The rating agencies consider many factors in determining the financial strength rating of an insurance or reinsurance company, including the relative level of statutory surplus necessary to support the business operations of the company.

      These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of March 31, 2004 were: A.M. Best Company: “A” (Excellent); and Standard & Poor’s rating services: “A-” (Strong). These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

Accounting Pronouncements

      Financial accounting standards and the related pronouncements that have been issued but are not yet effective will not have a material impact on our financial position, operations or cash flows.

Off-Balance Sheet Arrangements

      We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in note 10 of our consolidated financial statements included in this Form 10-Q.

PART I — Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Instruments

      The term “market risk” refers to the risk of loss arising from adverse changes in market rates and prices.

      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.

      All market sensitive instruments discussed in this section relate to our investment assets which are classified as available for sale. As of March 31, 2004, our $4.4 billion investment portfolio includes $2.4 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of March 31, 2004 and December 31, 2003, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of March 31, 2004			As of December 31, 2003

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$2,022.7	$(375.4)	(15.7)%	$1,386.8	$(210.9)	(13.2)%
100 basis point rise	2,193.6	(204.5)	(8.5)	1,487.2	(110.5)	(6.9)
Base Scenario	2,398.2	—	—	1,597.7	—	—
100 basis point decline	2,640.3	242.1	10.1	1,748.7	151.0	9.5
200 basis point decline	2,920.8	522.6	21.8	1,916.4	318.7	19.9

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, these securities represent approximately 3% and 5% of fair market value of the total fixed income portfolio as of March 31, 2004 and December 31, 2003, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      As of March 31, 2004, we had gross unrealized appreciation on our entire investment portfolio of $196.5 million, which is offset by gross unrealized depreciation of $81.7 million.

      The Company frequently reviews its investment portfolio for declines in value, and focuses its attention on securities whose market value is less than 80% of their amortized cost at the time of review. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment but rather a temporary decline. Temporary declines in investments will be recorded as an unrealized loss in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in the Company’s consolidated statements of operations. The Company’s assessments are based on current evaluations of the financial position and future projections of the entity that issued the investment security. Prior assessments can change depending on current pertinent information.

      In determining possible impairment of debt securities, the Company reviews market and industry shifts, debt payment schedules that report how current and timely the issuer is with interest and principal payments, the issuer’s current financial position, and relevant analysis by rating agencies, investment advisors and analysts. In determining possible impairment of equity securities, the Company reviews market and industry shifts, historical price/ earnings ratios, recent financial statements, independent auditor’s reports on the issuer’s financial statements and any significant recommendations by investment advisors or rating agencies. Additional relevant information is also considered in determining the valuation of an investment.

      The following table reflects the Company’s investment’s fair value and gross unrealized depreciation, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2004 (in thousands):

	Duration of unrealized loss
	Less than 12 months		Total

		Gross		Gross
		Unrealized		Unrealized
	Fair Value	Depreciation	Fair Value	Depreciation

Fixed income securities:
United States government agencies and authorities	$1,015,343	$(35,301)	$1,015,343	$(35,301)
States, municipalities and political subdivisions	46,997	(672)	46,997	(672)
Foreign governments	19,537	(274)	19,537	(274)
All other corporate	372,835	(26,315)	372,835	(26,315)

Total fixed income	1,454,712	(62,562)	1,454,712	(62,562)
Common stocks, unaffiliated	245,679	(18,801)	245,679	(18,801)

Total temporarily impaired securities	$1,700,391	$(81,363)	$1,700,391	$(81,363)

      The fixed income securities’ unrealized depreciation principally relates to the current interest rate environment and is considered to be temporary. The decline in the value of equity securities is due to current market conditions and does not result from the financial condition of the underlying entities.

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

      As of March 31, 2004 and December 31, 2003, 82.0% and 83.6%, respectively, of our fixed income securities portfolio consisted of securities rated investment grade, with 18.0% and 16.4%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of March 31, 2004 and December 31, 2003, 13.4% and 13.3%, respectively, of our investment and cash portfolio, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 12.3% and 12.2% on March 31, 2004 and December 31, 2003, respectively, of our investment and cash portfolio, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $53.6 million and $51.5 million as of March 31, 2004 and December 31, 2003, respectively, in the fair value of the total investment portfolio.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of March 31, 2004 and December 31, 2003, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $755.9 million and $816.4 million, respectively, or 17.3% and 18.9%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 5.4% and 5.4% as of March 31, 2004 and December 31, 2003, respectively, and the British pound, which represented 5.1% and 5.4%, respectively, of our investment portfolio, including cash and cash equivalents. As of March 31, 2004, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $75.6 million dollar decline in the fair value of the total investment portfolio.

PART I — Item 4.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period.

      (b) Changes in internal controls over financial reporting. There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

PART II — Item 1.     Legal Proceedings

      OdysseyRe and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings incidental to their business. OdysseyRe does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

PART II — Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

      The following table sets forth purchases made by the Company of its shares of common stock under the stock purchase program during the quarter ended March 31, 2004:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Plans or	the Plans or
Period	Purchased	Share	Programs(1)	Programs

January 1 — January 31, 2004	—	—	—	987,000
February 1 — February 29, 2004	30,600	$26.49	30,600	956,400
March 1 — March 31, 2004	167,700	$26.16	167,700	788,700

Total	198,300	$26.22	198,300	788,700

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003 and effective as of such date and expires two years following such date. The Company may repurchase up to 1,000,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

PART II — Item 3.     Defaults on Senior Securities

      None.

PART II — Item 4.     Submission of Matters to a Vote of Security Holders

      None.

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

      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2004. The information appearing under “Risk Factors” in such Annual Report on Form 10-K is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

*31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2004)

* Filed herewith.

      (b) Reports on Form 8-K

      The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: May 3, 2004

By /s/ ANDREW A. BARNARD

Andrew A. Barnard
President and Chief Executive Officer

Date: May 3, 2004

By /s/ CHARLES D. TROIANO

Charles D. Troiano
Executive Vice President and
Chief Financial Officer