Form 10-Q
period 2004-06-30
ODYSSEY RE HOLDINGS CORP
filed 2004-08-04
CIK 1137048

As filed with the Securities and Exchange Commission on August 3, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2004	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☑          NO ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at July 20, 2004

Common Stock, $.01 Par Value	64,782,795

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	June 30,	December 31,
	2004	2003

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,571,422 and $1,605,378, respectively)	$2,471,091	$1,597,688
Equity securities:
Common stocks, at fair value (cost $394,252 and $376,215, respectively)	440,311	447,700
Common stocks, at equity	120,598	117,489
Short-term investments, at cost which approximates fair value	204,458	218,208
Other invested assets	406,692	267,504
Cash and cash equivalents	696,016	1,588,659

Total investments and cash	4,339,166	4,237,248
Investment income due and accrued	38,841	21,668
Reinsurance balances receivable	511,138	499,680
Reinsurance recoverables on loss payments	117,906	83,448
Reinsurance recoverables on unpaid losses	1,069,798	1,058,623
Prepaid reinsurance premiums	96,101	110,881
Funds held by ceding insurers	133,865	124,464
Deferred acquisition costs	167,279	168,289
Federal and foreign income taxes	120,889	71,183
Other assets	105,715	84,572

Total assets	$6,700,698	$6,460,056

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,684,731	$3,400,277
Unearned premiums	786,284	819,840
Debt obligations	376,516	376,892
Reinsurance balances payable	144,491	121,457
Funds held under reinsurance contracts	202,223	199,763
Other liabilities	114,223	151,592

Total liabilities	5,308,468	5,069,821

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	794,063	793,586
Treasury stock, at cost (359,031 and 146,691 shares, respectively)	(8,662)	(2,549)
Unearned compensation	(6,908)	(3,439)
Accumulated other comprehensive income, net of deferred income taxes	9,582	112,430
Retained earnings	603,504	489,556

Total stockholders’ equity	1,392,230	1,390,235

Total liabilities and stockholders’ equity	$6,700,698	$6,460,056

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

REVENUES
Gross premiums written	$1,241,459	$1,173,717	$611,976	$609,876
Ceded premiums written	138,209	141,074	61,965	67,162

Net premiums written	1,103,250	1,032,643	550,011	542,714
Decrease (increase) in unearned premiums	23,125	(104,172)	30,103	(61,566)

Net premiums earned	1,126,375	928,471	580,114	481,148
Net investment income	70,567	59,140	35,105	26,740
Net realized investment gains	67,256	169,815	32,417	131,551

Total revenues	1,264,198	1,157,426	647,636	639,439

EXPENSES
Losses and loss adjustment expenses	747,318	627,459	383,761	321,734
Acquisition costs	257,489	233,095	132,008	116,997
Other underwriting expenses	63,880	45,963	33,971	25,204
Other expense, net	4,956	3,697	2,596	730
Interest expense	12,799	4,929	6,405	2,883

Total expenses	1,086,442	915,143	558,741	467,548

Income before income taxes	177,756	242,283	88,895	171,891

Federal and foreign income tax provision (benefit):
Current	61,013	89,448	35,903	55,728
Deferred	(1,263)	(6,431)	(6,059)	3,476

Total federal and foreign income tax provision	59,750	83,017	29,844	59,204

NET INCOME	$118,006	$159,266	$59,051	$112,687

BASIC
Weighted average shares outstanding	64,385,021	64,721,288	64,311,432	64,732,356

Basic earnings per share	$1.83	$2.46	$0.92	$1.74

DILUTED
Weighted average shares outstanding	65,215,627	65,085,416	65,161,596	65,121,690

Diluted earnings per share	$1.81	$2.45	$0.91	$1.73

DIVIDENDS
Dividends declared per share	$0.0625	$0.05	$0.03125	$0.025

COMPREHENSIVE INCOME
Net income	$118,006	$159,266	$59,051	$112,687
Other comprehensive (loss) income, net of tax	(102,848)	72,187	(97,617)	44,704

Comprehensive income (loss)	$15,158	$231,453	$(38,566)	$157,391

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	793,586	793,334
Net increase during the period	477	—

Balance, end of period	794,063	793,334

TREASURY STOCK
Balance, beginning of period	(2,549)	(2,305)
Purchases during the period	(10,091)	—
Reissuance during the period	3,978	—

Balance, end of period	(8,662)	(2,305)

UNEARNED COMPENSATION
Balance, beginning of period	(3,439)	(4,572)
Issuance of restricted stock during the period	(4,328)	—
Amortization during the period	859	567

Balance, end of period	(6,908)	(4,005)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	112,430	21,736
Net (decrease) increase during the period	(102,848)	72,187

Balance, end of period	9,582	93,923

RETAINED EARNINGS
Balance, beginning of period	489,556	247,239
Net income	118,006	159,266
Dividends to stockholders	(4,058)	(3,250)

Balance, end of period	603,504	403,255

TOTAL STOCKHOLDERS’ EQUITY	$1,392,230	$1,284,853

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,996,166	65,003,963
Net treasury shares acquired during the period	(212,340)	—

Balance, end of period	64,783,826	65,003,963

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(IN THOUSANDS)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$118,006	$159,266
Adjustments to reconcile net income to net cash provided by operating activities:
Reinsurance balances and funds held, net	(29,823)	(228,532)
Unearned premiums	(18,776)	107,504
Unpaid losses and loss adjustment expenses	273,279	313,000
Federal and foreign income taxes	4,579	25,304
Other assets and liabilities, net	(39,862)	26,361
Deferred acquisition costs	1,010	(15,656)
Net realized investment gains	(67,256)	(169,815)
Bond discount amortization, net	(6,740)	(4,263)

Net cash provided by operating activities	234,417	213,169

INVESTING ACTIVITIES
Maturities of fixed income securities	3,542	17,050
Sales of fixed income securities	892,172	3,766,631
Purchases of fixed income securities	(1,873,284)	(3,019,833)
Sales of equity securities	131,454	71,752
Purchases of equity securities	(115,783)	(67,079)
Purchases of other invested assets	(164,423)	(6,327)
Decrease in short-term investments	16,505	52,667

Net cash (used in) provided by investing activities	(1,109,817)	814,861

FINANCING ACTIVITIES
Dividends	(4,058)	(3,250)
Sale of interest rate contract	—	8,667
Purchase of treasury stock	(10,091)	—

Net cash (used in) provided by financing activities	(14,149)	5,417

Effect of exchange rate changes on cash	(3,094)	—

(Decrease) increase in cash and cash equivalents	(892,643)	1,033,447
Cash and cash equivalents, beginning of period	1,588,659	484,744

Cash and cash equivalents, end of period	$696,016	$1,518,191

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for its wholly owned subsidiary, Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, which include Clearwater Insurance Company (“Clearwater”), Odyssey UK Holdings Corporation (“UK Holdings”), Newline Underwriting Management Ltd., which owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”), Hudson Insurance Company (“Hudson”) and Hudson Specialty Insurance Company (“Hudson Specialty”). As of June 30, 2004, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, owned approximately 81% of OdysseyRe.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

      During each of the first and second quarters of 2004, dividends of $0.03125 per common share were declared, resulting in an aggregate dividend of approximately $2.0 million in each period. During each of the first and second quarters of 2003, dividends of $0.025 per common share were declared, resulting in an aggregate dividend of approximately $1.6 million in each period.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.   Accumulated Other Comprehensive Income

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the six and three months ended June 30, 2004 and 2003 (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Beginning balance of accumulated other comprehensive income	$112,430	$21,736	$107,199	$49,219

Beginning balance of foreign currency translation adjustments	39,896	(2,202)	33,822	7,524
Ending balance of foreign currency translation adjustments	24,853	11,915	24,853	11,915

Current period change in foreign currency translation adjustments	(15,043)	14,117	(8,969)	4,391

Beginning balance of unrealized net gains on securities	73,756	23,938	74,599	42,858
Ending balance of unrealized net (losses) gains on securities	(14,049)	83,171	(14,049)	83,171

Current period change in unrealized net (losses) gains on securities	(87,805)	59,233	(88,648)	40,313

Beginning balance of minimum pension liability	(1,222)	—	(1,222)	(1,163)
Ending balance of minimum pension liability	(1,222)	(1,163)	(1,222)	(1,163)

Current period change of minimum pension liability	—	(1,163)	—	—

Current period change in accumulated other comprehensive (loss) income	(102,848)	72,187	(97,617)	44,704

Ending balance of accumulated other comprehensive income	$9,582	$93,923	$9,582	$93,923

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income (loss) for the six and three months ended June 30, 2004 and 2003 are shown in the following table (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Net income	$118,006	$159,266	$59,051	$112,687

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(23,143)	21,718	(13,798)	6,755
Unrealized net (losses) gains on securities arising during the period	(174,653)	100,871	(196,135)	62,830
Reclassification adjustment for realized losses (gains) included in net income	39,568	(9,743)	59,753	(810)
Minimum pension liability	—	(1,789)	—	—

Other comprehensive (loss) income, before tax	(158,228)	111,057	(150,180)	68,775

Tax benefit (expense):
Foreign currency translation adjustments	8,100	(7,601)	4,829	(2,364)
Unrealized net losses (gains) on securities arising during the period	61,129	(35,305)	68,648	(21,991)
Reclassification adjustment for realized gains (losses) included in net income	(13,849)	3,410	(20,914)	284
Minimum pension liability	—	626	—	—

Total tax benefit (expense)	55,380	(38,870)	52,563	(24,071)

Other comprehensive (loss) income, net of tax	(102,848)	72,187	(97,617)	44,704

Comprehensive income (loss)	$15,158	$231,453	$(38,566)	$157,391

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.   Earnings Per Share

      Net income per common share for the six and three months ended June 30, 2004 and 2003 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Net income	$118,006	$159,266	$59,051	$112,687

Weighted average common shares outstanding — basic	64,385,021	64,721,288	64,311,432	64,732,356
Effect of dilutive shares	830,606	364,128	850,164	389,334

Weighted average common shares outstanding — dilutive	65,215,627	65,085,416	65,161,596	65,121,690

Earnings per common share:
Basic	$1.83	$2.46	$0.92	$1.74

Diluted	$1.81	$2.45	$0.91	$1.73

      Diluted earnings per share do not reflect the conversion of the Company’s convertible debentures into common stock of the Company because, under the terms of the indenture under which the convertible debentures were issued, the convertible debentures were not convertible as of June 30, 2004 and 2003. The 2003 diluted earnings per common share amount assumes that the Company’s stock options would not be exercised as of June 30, 2003.

4.   Stock Based Compensation

      Effective January 1, 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” with respect to the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the six and three months ended June 30, 2004 and 2003 reflects stock-based compensation expense related to stock options granted subsequent to December 31, 2002. For stock options granted during 2002, the Company accounts for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123), the Company’s net income and net income per common share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Net income, as reported	$118,006	$159,266	$59,051	$112,687
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	167	34	92	34
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(341)	(226)	(171)	(130)

Pro forma net income	$117,832	$159,074	$58,972	$112,591

Net income per common share:
As reported:
Basic	$1.83	$2.46	$0.92	$1.74
Diluted	1.81	2.45	0.91	1.73
Pro forma:
Basic	$1.83	$2.46	$0.92	$1.74
Diluted	1.81	2.44	0.91	1.73

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.   Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for the six and three months ended June 30, 2004 and 2003 are as follows (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Gross unpaid losses and loss adjustment expenses, beginning of period	$3,400,277	$2,871,552	$3,535,411	$2,949,133
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,058,623	1,026,979	1,070,448	898,157

Net unpaid losses and loss adjustment expenses, beginning of period	2,341,654	1,844,573	2,464,963	2,050,976

Losses and loss adjustment expenses incurred related to:
Current year	679,034	596,586	341,878	302,481
Prior years	68,284	30,873	41,883	19,253

Total losses and loss adjustment expenses incurred	747,318	627,459	383,761	321,734

Paid losses and loss adjustment expenses related to:
Current year	87,018	50,617	60,079	32,908
Prior years	395,691	269,422	175,861	189,526

Total paid losses and loss adjustment expenses	482,709	320,039	235,940	222,434

Effects of exchange rate changes	8,670	5,581	2,149	7,298

Net unpaid losses and loss adjustment expenses, end of period	2,614,933	2,157,574	2,614,933	2,157,574
Add ceded unpaid losses and loss adjustment expenses, end of period	1,069,798	907,958	1,069,798	907,958

Gross unpaid losses and loss adjustment expenses, end of period	$3,684,731	$3,065,532	$3,684,731	$3,065,532

      The prior years’ loss development for the six months and three months ended June 30, 2004 is primarily related to loss reserve strengthening on United States casualty business for accident years 1997 through 2000. The prior years’ loss development for the six months and three months ended June 30, 2003 is primarily related to adverse loss emergence on United States casualty business written in the late 1990’s, including discontinued auto lease residual value business in the Americas business segment.

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

      Estimation of ultimate liabilities for these exposures is unusually difficult due to outstanding issues such as whether coverage exists, definition of an occurrence, determination of ultimate damages and allocation of such damages to financially responsible parties. The determination of ultimate liabilities for waste site pollution exposure is especially uncertain due to the potential for an amendment to the Superfund Law proposed by various business groups, environmental groups and government agencies. In addition, proposed legislation has been introduced in Congress which, if adopted, would move all U.S. asbestos bodily injury claims to a federal trust for compensation in accordance with an established set of medical criteria and claim values. The proposed trust would be funded by asbestos defendants and their insurers. The Company likely would be among the insurer participants and, because the trust would avoid payments to unimpaired victims and might obviate the need for extensive legal costs, we believe our ultimate funding obligation under the trust could be less than under the current tort system. However, we cannot predict with any certainty whether any such proposed legislation will be enacted or, if enacted, the effects that such legislation would have upon the Company’s asbestos liability exposure.

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. The Company has minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development, gross and net of reinsurance, for the six and three months ended June 30, 2004 and 2003 is set forth in the table below (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$215,662	$189,720	$225,296	$195,742
Less ceded unpaid losses and loss adjustment expenses, beginning of period	186,178	160,236	195,812	166,258

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	29,484	29,484	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	199,814	167,070	199,814	167,070

Gross unpaid losses and loss adjustment expenses, end of period	$229,298	$196,554	$229,298	$196,554

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$33,272	$45,712	$34,330	$50,911
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,135	13,575	2,193	18,774

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	32,137	32,137	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	257	9,479	257	9,479

Gross unpaid losses and loss adjustment expenses, end of period	$32,394	$41,616	$32,394	$41,616

      Our survival ratio for environmental and asbestos related liabilities as of June 30, 2004 is ten years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is six years and for asbestos related liabilities is thirteen years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on June 30, 2004, plus

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. Our survival ratio is nine years for environmental and asbestos related liabilities as of June 30, 2004, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 6, 2003.

7.   Segment Reporting

      The Company’s operations are managed through four distinct divisions, Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s United States reinsurance operations and its Canadian and Latin America offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business primarily through professional reinsurance brokers. Treaty business is written through its Canadian branch, while Latin America writes both treaty and facultative business. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market division operates through two distribution channels, Newline at Lloyd’s, where the business focus is casualty insurance, and our London branch, where the business focus is worldwide property and casualty reinsurance. The U.S. Insurance division is comprised of Hudson, Hudson Specialty and Clearwater. The U.S. Insurance division writes specialty program insurance business, medical malpractice and hospital professional liability business.

      The financial results of these divisions for the six and three months ended June 30, 2004 and 2003 are as follows (in thousands):

			London	U.S.
Six months ended June 30, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$618,879	$268,416	$187,601	$184,428	$1,259,324

Net premiums written	$592,230	$255,702	$161,380	$93,938	$1,103,250

Net premiums earned	$607,677	$231,822	$203,178	$83,698	$1,126,375

Losses and loss adjustment expenses	405,720	148,291	134,189	59,118	747,318
Acquisition costs and other underwriting expenses	193,392	60,896	51,415	15,666	321,369

Total underwriting deductions	599,112	209,187	185,604	74,784	1,068,687

Underwriting income	$8,565	$22,635	$17,574	$8,914	57,688

Net investment income					70,567
Net realized investment gains					67,256
Other expense, net					(4,956)
Interest expense					(12,799)

Income before income taxes					$177,756

Underwriting ratios:
Losses and loss adjustment expenses	66.8%	64.0%	66.1%	70.6%	66.4%
Acquisition costs and other underwriting expenses	31.8	26.2	25.3	18.7	28.5

Combined ratio	98.6%	90.2%	91.4%	89.3%	94.9%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Six months ended June 30, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$682,135	$182,169	$190,345	$137,871	$1,192,520

Net premiums written	$633,339	$172,745	$165,344	$61,215	$1,032,643

Net premiums earned	$584,762	$164,508	$146,272	$32,929	$928,471

Losses and loss adjustment expenses	397,864	112,788	93,362	23,445	627,459
Acquisition costs and other underwriting expenses	189,471	39,383	42,748	7,456	279,058

Total underwriting deductions	587,335	152,171	136,110	30,901	906,517

Underwriting (loss) income	$(2,573)	$12,337	$10,162	$2,028	21,954

Net investment income					59,140
Net realized investment gains					169,815
Other expense, net					(3,697)
Interest expense					(4,929)

Income before income taxes					$242,283

Underwriting ratios:
Losses and loss adjustment expenses	68.0%	68.6%	63.8%	71.2%	67.6%
Acquisition costs and other underwriting expenses	32.4	23.9	29.2	22.6	30.0

Combined ratio	100.4%	92.5%	93.0%	93.8%	97.6%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended June 30, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$289,879	$142,603	$102,896	$83,134	$618,512

Net premiums written	$278,033	$133,953	$91,863	$46,162	$550,011

Net premiums earned	$310,453	$116,197	$106,515	$46,949	$580,114

Losses and loss adjustment expenses	213,029	72,196	66,618	31,918	383,761
Acquisition costs and other underwriting expenses	95,763	32,193	26,652	11,371	165,979

Total underwriting deductions	308,792	104,389	93,270	43,289	549,740

Underwriting income	$1,661	$11,808	$13,245	$3,660	30,374

Net investment income					35,105
Net realized investment gains					32,417
Other expense, net					(2,596)
Interest expense					(6,405)

Income before income taxes					$88,895

Underwriting ratios:
Losses and loss adjustment expenses	68.6%	62.1%	62.5%	68.0%	66.2%
Acquisition costs and other underwriting expenses	30.9	27.7	25.0	24.2	28.6

Combined ratio	99.5%	89.8%	87.5%	92.2%	94.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended June 30, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$340,747	$99,274	$117,275	$57,272	$614,568

Net premiums written	$314,720	$92,668	$106,836	$28,490	$542,714

Net premiums earned	$293,483	$86,925	$82,305	$18,435	$481,148

Losses and loss adjustment expenses	194,953	61,161	53,340	12,280	321,734
Acquisition costs and other underwriting expenses	92,022	21,459	23,563	5,157	142,201

Total underwriting deductions	286,975	82,620	76,903	17,437	463,935

Underwriting income	$6,508	$4,305	$5,402	$998	17,213

Net investment income					26,740
Net realized investment gains					131,551
Other expense, net					(730)
Interest expense					(2,883)

Income before income taxes					$171,891

Underwriting ratios:
Losses and loss adjustment expenses	66.4%	70.4%	64.8%	66.6%	66.9%
Acquisition costs and other underwriting expenses	31.4	24.7	28.6	28.0	29.5

Combined ratio	97.8%	95.1%	93.4%	94.6%	96.4%

(1)	A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the table above does not agree to the gross premiums written of $1,241.5 million and $1,173.7 million for the six months ended June 30, 2004 and 2003 and $612.0 and $609.9 million for the three months ended June 30, 2004 and 2003, respectively, reflected in the consolidated statements of operations.

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

8.   Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2004	2003

7.65% Senior Notes	$224,594	$224,572
4.375% Convertible Senior Debentures	110,000	110,000
7.49% Senior Notes	41,922	42,320

Total debt obligations	$376,516	$376,892

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2002, OdysseyRe issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require OdysseyRe to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of June 30, 2004 such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, OdysseyRe may choose to deliver, in lieu of the Company’s common stock, cash or a combination of cash and common stock. It is OdysseyRe’s intent to settle any debt conversion in cash. The Convertible Debt is reflected on OdysseyRe’s balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes, due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at OdysseyRe’s option. In November 2003 and June 2002, OdysseyRe prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of senior notes. Immediately following the issuance of the senior notes, OdysseyRe entered into an interest rate swap agreement with Bank of America N.A. that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, the Company sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the capitalized gain was immediately realized. As of June 30, 2004, the aggregate principal amount of senior notes outstanding was $40.0 million and the remaining capitalized gain is $1.9 million.

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$40,000
2013	225,000
2022	110,000

Total	$375,000

      Under the terms of the note purchase agreement pursuant to which the Company’s 7.49% senior notes were issued, the Company is subject to certain covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of June 30, 2004, the Company was in compliance with all covenants.

9.   Employee Benefits

      The Company maintains a qualified, non-contributory, defined benefit pension plan (“Qualified Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. The Company also maintains non-qualified excess benefit plans (“Excess Plans”) that provide officers

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. In addition, certain health care and life insurance benefits for retired employees (“Postretirement Plan”) are provided by the Company. Substantially all employees may become eligible for these postretirement benefits if they reach retirement age while working for the Company.

      The net periodic cost for each of the benefit plans for the six and three months ended June 30, 2004 and 2003 is as follows (in thousands):

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Qualified Plan:
Service cost	$1,105	$877	$552	$438
Interest cost	1,053	949	527	475
Return on assets	(822)	(811)	(411)	(405)
Net amortization and deferral	5	(16)	3	(8)

Net pension cost	$1,341	$999	$671	$500

Excess Plans:
Service cost	$272	$272	$136	$136
Interest cost	349	354	175	177
Recognized net actuarial loss	90	83	46	42
Recognized prior service cost	(19)	(19)	(10)	(10)
Other	34	75	17	37

Net pension cost	$726	$765	$364	$382

Postretirement Plan:
Service cost	$531	$272	$231	$136
Interest cost	224	187	87	93
Curtailment Credit	(291)	—	(291)	—
Other	(32)	14	(45)	7

Net pension cost	$432	$473	$(18)	$236

      For the six months ended June 30, 2004, $4.9 million of contributions have been made to the Qualified Plan. There were no contributions made during the first six months of 2003.

10. Contingencies

      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to Ranger’s policies issued from July 1, 1999 to April 30, 2004 where required. Clearwater has terminated the agreement effective April 30, 2004. Clearwater remains liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. While Clearwater’s potential exposure in connection with these endorsements is not reasonably quantifiable at this time, we deem it to be immaterial, as Fairfax has agreed to indemnify Clearwater for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee that would require Clearwater to utilize the indemnification from Fairfax.

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

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of June 30, 2004, Odyssey America had pledged U.S. treasuries in the amount of $147.1 million in support of a letter of credit and $144.5 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.

      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. We deem immaterial Odyssey America’s potential exposure in connection with this agreement. Additionally, Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the Subject Contracts on a quarterly basis. For each of the six months ended June 30, 2004 and 2003, Falcon paid $0.3 million to Odyssey America related to this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee that will require Odyssey America to utilize the indemnification from Fairfax. In connection with the guarantee, Falcon has granted Odyssey America the option (the “Option”) to assume a ten percent quota share reinsurance participation for a period of up to three years of all of Falcon’s liabilities under the Subject Contracts entered into by Falcon on or after the date of the exercise of the Option by Odyssey America. If the Option is exercised, the one percent fee will be cancelled during the term of the quota share reinsurance agreement.

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

      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002 on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30.0 million, including a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance Agreements (the “Treaties”). In May 2003, Gulf initiated litigation against two other reinsurers that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In late July 2003, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey and the other reinsurers have answered the complaint and discovery has commenced. Among other things, Odyssey America contends that, (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) alternatively, the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. At this early stage, it is not possible to make any determination regarding the likely outcome of this matter.

      In January 2004, two retrocessionaires under common control of London Reinsurance Group Inc. (each, a “retrocessionaire”; together, “London Life”) filed a demand for arbitration seeking to resolve a dispute arising under a series of aggregate stop-loss retrocession agreements covering the years 1994 and 1996 to 2001 pursuant to which they participated and provided a layer of retrocession protection for Odyssey America in excess of a predetermined loss ratio and subject to a limit. Among other things, London Life seeks a determination of its liability under the retrocession agreements. Odyssey America will seek enforcement of the retrocession agreements and confirmation of the liability of London Life pursuant to such agreements. Odyssey America and London Life have each appointed an arbitrator, and the arbitrators recently completed the selection of the umpire, completing the arbitration panel. Odyssey America expects the arbitration panel to convene in the third quarter of 2004. Odyssey America finds London Life’s claims to be without merit and intends to vigorously pursue the arbitration. Odyssey America expects the arbitration panel to enforce the contracts in Odyssey America’s favor.

      During the second quarter of 2004, Odyssey America pledged £110 million ($199.5 million) of U.S. treasury notes and placed them on deposit at Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”). Advent is 46.8% owned by Fairfax and its affiliates, including 15.0% by the Company. Odyssey America retains the right to withdraw the funds at Lloyd’s at any time upon 180-days advance written notice. In any event, the placement of funds at Lloyd’s will automatically terminate effective December 31, 2008.

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

Overview

      Odyssey Re Holdings Corp. is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries. As of June 30, 2004, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services company, owned approximately 81% of OdysseyRe.

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

      Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting medical malpractice and hospital professional liability insurance through a Healthcare unit located principally in Napa, California. During 2003, we reinsured this business through a 100% quota share agreement with an affiliate. On October 28, 2003, we acquired an excess and surplus lines insurance company, Hudson Specialty, which, in 2004, serves as the main platform for the Healthcare business. The Healthcare business is included in our U.S. Insurance division.

      On July 2, 2004, OdysseyRe announced it entered into a stock purchase agreement to acquire Overseas Partners US Reinsurance Company for $43.0 million. The completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals.

      Our gross premiums written for the six months ended June 30, 2004 were $1,241.5 million, an increase of $67.8 million, or 5.8%, compared to gross premiums written for the six months ended June 30, 2003 of $1,173.7 million. Continued premium growth was evident in the EuroAsia, London Market and U.S. Insurance business divisions while gross premiums written remained relatively flat in the Americas business division. We continue to opportunistically expand in certain classes of business and in each of our geographic business divisions. Our non-United States operations accounted for 44.0% of our premium volume for the six months ended June 30, 2004. For the six months ended June 30, 2004 and 2003, our net premiums written were $1,103.3 million and $1,032.6 million, respectively, and our net income was $118.0 million and $159.3 million, respectively. As of June 30, 2004, we had total assets of $6.7 billion and total stockholders’ equity of $1.4 billion.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 94.9% for the six months ended June 30, 2004, a decrease of 2.7 percentage points from the 97.6% combined ratio for the six months ended June 30, 2003. This continued underwriting profitability is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, and our opportunistic expansion into better performing lines of business.

      We operate our business through four divisions, the Americas, EuroAsia, London Market, and U.S. Insurance.

      The Americas division is our largest division and writes casualty, surety and property treaty reinsurance, and facultative casualty reinsurance in the United States and Canada, and primarily treaty and facultative property reinsurance in Central and South America. The Americas division is comprised of three units, the United States, Canada, and Latin America, with two offices in New York City, and offices located in Stamford, Mexico City, Miami, Santiago and Toronto.

      The EuroAsia division operates out of four offices, with principal offices in Paris and Singapore. The EuroAsia business consists of international reinsurance business that is geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of the rate increases throughout its international scope of operations and in creating new market opportunities by leveraging its long-term ceding company and broker relationships.

      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, which in turn owns and manages Syndicate 1218, and our London branch office. Our Lloyd’s membership provides strong brand recognition, extensive broker and direct distribution channels and worldwide licensing, including the ability to write primary business on an excess and surplus lines basis in the United States. The London Market division in general, and Newline in particular, has experienced a resurgence of opportunities from domestic and international business. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.

      The U.S. Insurance division is comprised of Hudson, Hudson Specialty and Clearwater. The U.S. Insurance division writes specialty program insurance business, medical malpractice and hospital professional liability business.

Revenues

      We derive our revenues from two principal sources: premiums from insurance placed and reinsurance assumed, net of premiums ceded (net premiums written); and income from investments. Net premiums written are earned (net premiums earned) as they are credited to revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending generally on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.

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

      Our reserves for losses and loss adjustment expenses are estimates of amounts required to pay reported and unreported claims and related loss adjustment expenses. We believe the estimate of these reserves is a “critical accounting estimate” because changes in these reserves can materially affect net income. The estimates are based on assumptions related to the ultimate cost to settle these claims. Our reserves for losses and loss adjustment expenses are determined in accordance with sound actuarial practices. However, the inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, we cannot be sure that our ultimate liability will not exceed amounts we have reserved. As of June 30, 2004, our estimate of these liabilities net of reinsurance recoverables was $2,614.9 million, and as of December 31, 2003 was $2,341.7 million.

      Acquisition costs consist principally of commissions and brokerage expenses incurred on business written under reinsurance contracts or certificates and insurance policies. These costs are deferred and amortized over the period in which the related premiums are earned. Commission adjustments are accrued based on the underwriting profitability of the business produced. Deferred acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on our historical experience. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which the adjustment arose. We believe the estimate of these deferred acquisition costs is a “critical accounting estimate,” because changes in these estimates can materially affect net income.

      Other underwriting expenses consist of cost of operations associated with our underwriting activities. These expenses include compensation, rent, and all other general expenses allocated to our underwriting activity and exclude any investment or claims related expenses.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Gross Premiums Written. Gross premiums written for the three months ended June 30, 2004 increased by $2.1 million, or 0.3%, to $612.0 million from $609.9 million for the three months ended June 30, 2003. The increase in premium volume is attributable to increases in the EuroAsia division of $43.3 million, or 43.6%, and the U.S. Insurance division of $25.8 million, or 45.0%. These increases are offset by decreases in the Americas division of $50.8 million, or 14.9%, and in the London Market division of $14.4 million, or 12.3%.

      The Americas division accounted for $289.9 million, or 46.9%, of our gross premiums written for the three months ended June 30, 2004, a decrease of $50.8 million, or 14.9%, compared to $340.7 million, or 55.4%, of our gross premiums written for the three months ended June 30, 2003. Gross premiums written by the United States unit for the three months ended June 30, 2004 were $252.5 million, a decrease of $18.6 million, or 6.9%, compared to $271.1 million for the three months ended June 30, 2003. Gross premiums written by the Latin America unit for the three months ended June 30, 2004 were $25.2 million, a decrease of $22.9 million, or 47.6%, compared to $48.1 million for the three months ended June 30, 2003. The Canadian unit had gross premiums written of $11.8 million for the three months ended June 30, 2004, a decrease of $8.0 million, or 40.4%, compared to $19.8 million for the three months ended June 30, 2003.

      For the three months ended June 30, 2004, the EuroAsia division had gross premiums written of $142.6 million, or 23.1%, of our gross premiums written, an increase of $43.3 million, or 43.6%, compared to $99.3 million, or 16.2%, of our gross premiums written for the three months ended June 30, 2003. Our EuroAsia division continues to access an increased level of profitable opportunities resulting from recent years’ catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the three months ended June 30, 2004 and 2003, our Paris office had gross premiums written of $102.5 million and $70.5 million, respectively, an increase of $32.0 million, or 45.4%. For the three months ended June 30, 2004 and 2003, our Singapore office had $23.5 million and $23.2 million, respectively, an increase of $0.3 million, or 1.3%.

      The London Market division generated $102.9 million, or 16.6%, of our gross premiums written for the three months ended June 30, 2004, a decrease of $14.4 million, or 12.3%, compared to $117.3 million, or 19.1%, of our gross premiums written for the three months ended June 30, 2003. Gross premiums written by the London branch for the three months ended June 30, 2004 were $38.3 million, a decrease of $5.0 million, or 11.5%, compared to $43.3 million for the three months ended June 30, 2003. Our Lloyd’s syndicate had gross premiums written of $64.6 million for the three months ended June 30, 2004, a decrease of $9.4 million, or 12.7%, compared to $74.0 million for the three months ended June 30, 2003.

      The U.S. Insurance division accounted for $83.1 million, or 13.4%, of our gross premiums written for the three months ended June 30, 2004, an increase of $25.8 million, compared to $57.3 million, or 9.3%, of our gross premiums written for the three months ended June 30, 2003. The Program unit had gross premiums written of $61.8 million for the three months ended June 30, 2004, an increase of $16.7 million, or 37.0%, compared to $45.1 million for the three months ended June 30, 2003. Our Healthcare unit had $21.3 million of premiums written for the three months ended June 30, 2004, an increase of $9.1 million, or 74.6%, compared to $12.2 million for the three months ended June 30, 2003.

      Ceded Premiums Written. Ceded premiums written for the three months ended June 30, 2004 decreased by $5.2 million, or 7.7%, to $62.0 million from $67.2 million for the three months ended June 30, 2003. The decrease in ceded premiums written is primarily attributable to decreases in cessions to our aggregate excess of loss contract combined with decreases in cessions related to our Latin America and Canadian branch businesses.

      Net Premiums Written. Net premiums written for the three months ended June 30, 2004 increased by $7.3 million, or 1.3%, to $550.0 million from $542.7 million for the three months ended June 30, 2003. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the three months ended June 30, 2004 increased by $99.0 million, or 20.6%, to $580.1 million from $481.1 million for the three months ended June 30, 2003. The change in earned premiums is greater than the increase in premiums written, which reflects the effect of growth in 2002 and 2003 of net written premiums of 66.0% and 32.0%, respectively, now becoming fully earned.

      Net Investment Income. Net investment income for the three months ended June 30, 2004 increased by $8.4 million, or 31.5%, to $35.1 million from $26.7 million for the three months ended June 30, 2003. This increase is mainly attributable to the reinvestment in 2004 of the significant cash balances maintained during 2003.

      Net Realized Investment Gains. Net realized investment gains for the three months ended June 30, 2004 decreased by $99.2 million, to $32.4 million from a gain of $131.6 million for the three months ended June 30, 2003. The net realized gains recognized in the second quarter of 2003 were primarily related to the sale of mid-maturity fixed income securities, which generated gains as we realized the benefits of appreciation in the portfolio due to interest rates being at low levels.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended June 30, 2004 increased by $62.1 million, or 19.3%, to $383.8 million from $321.7 million for the three months ended June 30, 2003. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the three months ended June 30, 2004 was 66.2%, compared to 66.9% for the three months ended June 30, 2003.

      Acquisition Costs. Acquisition costs for the three months ended June 30, 2004 were $132.0 million, compared to $117.0 million for the three months ended June 30, 2003 with the increase due to premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 22.8% for the three months ended June 30, 2004, compared to 24.3% for the three months ended June 30, 2003.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended June 30, 2004 were $34.0 million, compared to $25.2 million for the three months ended June 30, 2003. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.9% for the three months ended June 30, 2004, compared to 5.2% for the three months ended June 30, 2003. The increase in other underwriting expenses is attributable to an increase in headcount, personnel related costs and other expenses generated by our substantial growth over the last three years.

      Other Expenses, Net. Other expenses, net for the three months ended June 30, 2004, were $2.6 million, compared to $0.7 million of net expense for the three months ended June 30, 2003. The other expense is primarily comprised of the operating expenses of OdysseyRe, our holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $6.4 million for the three months ended June 30, 2004, compared to $2.9 million for the three months ended June 30, 2003. The increase is due primarily to the fourth quarter 2003 issuance of $225.0 million aggregate principal amount of 7.65% senior notes due 2013, offset by the prepayment of $50.0 million aggregate principal amount of our 7.49% senior notes due 2006.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended June 30, 2004 decreased by $29.4 million to $29.8 million, compared to $59.2 million for the three months ended June 30, 2003, as a result of the decrease in pre-tax income. Our effective tax rates were 33.6% and 34.4% for the three months ended June 30, 2004 and 2003, respectively.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Gross Premiums Written. Gross premiums written for the six months ended June 30, 2004 increased by $67.8 million, or 5.8%, to $1,241.5 million from $1,173.7 million for the six months ended June 30, 2003. The increase in premium volume is attributable to increases in the EuroAsia division of $86.2 million, or 47.3%, and the U.S. Insurance division of $46.5 million, or 33.7%. These increases are offset by decreases to the Americas division of $63.2 million, or 9.3%, and the London Market division of $2.7 million, or 1.4%.

      The Americas division accounted for $618.9 million, or 49.1%, of our gross premiums written for the six months ended June 30, 2004, a decrease of $63.2 million, or 9.3%, compared to $682.1 million, or 57.2%, of our gross premiums written for the six months ended June 30, 2003. Gross premiums written by the United States unit for the six months ended June 30, 2004 were $528.6 million, a decrease of $43.1 million, or 7.5%, compared to $571.7 million for the six months ended June 30, 2003. Gross premiums written by the Latin America unit for the six months ended June 30, 2004 were $66.7 million, a decrease of $4.7 million, or 6.6%, compared to $71.4 million for the six months ended June 30, 2003. The Canadian unit had gross premiums written of $22.6 million for the six months ended June 30, 2004, a decrease of $14.1 million, or 38.4%, compared to $36.7 million for the six months ended June 30, 2003.

      For the six months ended June 30, 2004, the EuroAsia division had gross premiums written of $268.4 million, or 21.3%, of our gross premiums written, an increase of $86.2 million, or 47.3%, compared to $182.2 million, or 15.3%, of our gross premiums written for the six months ended June 30, 2003. Our EuroAsia division continues to access an increased level of profitable opportunities resulting from recent years’ catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the six months ended June 30, 2004 and 2003, our Paris office had gross premiums written of $202.4 million and $131.9 million, respectively, an increase of $70.5 million, or 53.4%. For the six months ended June 30, 2004 and 2003, our Singapore office had gross premiums written of $46.5 million and $41.6 million, respectively, an increase of $4.9 million, or 11.8%.

      The London Market division generated $187.6 million, or 14.9%, of our gross premiums written for the six months ended June 30, 2004, a decrease of $2.7 million, or 1.4%, compared to $190.3 million, or 16.0%, of our gross premiums written for the six months ended June 30, 2003. Gross premiums written by the London branch for the six months ended June 30, 2004 were $74.4 million, a decrease of $1.2 million, or 1.6%, compared to $75.6 million for the six months ended June 30, 2003. Our Lloyd’s syndicate had gross premiums written of $113.2 million for the six months ended June 30, 2004, a decrease of $1.5 million, or 1.3%, compared to $114.7 million for the six months ended June 30, 2003.

      The U.S. Insurance division accounted for $184.4 million, or 14.6%, of our gross premiums written for the six months ended June 30, 2004, an increase of $46.5 million, compared to $137.9 million, or 11.6%, of our gross premiums written for the six months ended June 30, 2003. The Program unit had gross premiums written of $118.1 million for the six months ended June 30, 2004, an increase of $26.1 million, or 28.4%, compared to $92.0 million for the six months ended June 30, 2003. Our Healthcare unit had $66.3 million of premiums written for the six months ended June 30, 2004, an increase of $20.4 million, or 44.4%, compared to $45.9 million for the six months ended June 30, 2003.

      Ceded Premiums Written. Ceded premiums written for the six months ended June 30, 2004 decreased by $2.9 million, or 2.1%, to $138.2 million from $141.1 million for the six months ended June 30, 2003. The decrease in ceded premiums written is primarily attributable to decreases in cessions to our aggregate excess of loss contract combined with decreases in cessions related to our Latin America and Canadian branch businesses.

      Net Premiums Written. Net premiums written for the six months ended June 30, 2004 increased by $70.6 million, or 6.8%, to $1,103.2 million from $1,032.6 million for the six months ended June 30, 2003. Net premiums written represents gross premiums written less ceded premiums written.

      Net Premiums Earned. Net premiums earned for the six months ended June 30, 2004 increased by $197.9 million, or 21.3%, to $1,126.4 million from $928.5 million for the six months ended June 30, 2003. The change in earned premiums is greater than the increase in premiums written, which reflects the effect of growth in 2002 and 2003 of net written premiums of 66.0% and 32.0%, respectively, now becoming fully earned.

      Net Investment Income. Net investment income for the six months ended June 30, 2004 increased by $11.5 million, or 19.5%, to $70.6 million from $59.1 million for the six months ended June 30, 2003. Net investment yield for the six months ended June 30, 2004 was 3.2% on an annualized basis, compared to 3.6% for the comparable period in 2003.

      Net Realized Investment Gains. Net realized investment gains for the six months ended June 30, 2004 decreased by $102.5 million, to $67.3 million from $169.8 million for the six months ended June 30, 2003. The net realized gains recognized for the six months ended June 30, 2003 were primarily related to the sale of mid-maturity fixed income securities, which generated gains as we realized the benefits of the appreciation in the portfolio due to low interest rates.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the six months ended June 30, 2004 increased by $119.8 million, or 19.1%, to $747.3 million from $627.5 million for the six months ended June 30, 2003. The increase in losses is a direct result of the increase in net premiums earned. The losses and loss adjustment expense ratio for the six months ended June 30, 2004 was 66.4%, compared to 67.6% for the six months ended June 30, 2003.

      Acquisition Costs. Acquisition costs for the six months ended June 30, 2004 were $257.5 million, compared to $233.1 million for the six months ended June 30, 2003 with the increase due to premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 22.9% for the six months ended June 30, 2004, compared to 25.1% for the six months ended June 30, 2003.

      Other Underwriting Expenses. Other underwriting expenses for the six months ended June 30, 2004 were $63.9 million, compared to $46.0 million for the six months ended June 30, 2003. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.7% for the six months ended June 30, 2004, compared to 4.9% for the six months ended June 30, 2003. The increase in other underwriting expenses is attributable to an increase in headcount, personnel related costs and other expenses generated by our substantial growth over the last three years.

      Other Expenses, Net. Other expenses, net for the six months ended June 30, 2004, were $5.0 million, compared to $3.7 million for the six months ended June 30, 2003. The other expense is primarily comprised of the operating expenses of OdysseyRe, our holding company.

      Interest Expense. We incurred interest expense related to debt obligations of $12.8 million for the six months ended June 30, 2004, compared to $4.9 million for the six months ended June 30, 2003. The increase is due primarily to the fourth quarter 2003 issuance of $225.0 million aggregate principal amount of 7.65% senior notes due 2013 offset by the prepayment of $50.0 million aggregate principal amount of our 7.49% senior notes due 2006.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the six months ended June 30, 2004 decreased by $23.2 million to $59.8 million, compared to $83.0 million for the six months ended June 30, 2003, as a result of the decrease in pre-tax income. Our effective tax rates were 33.6% and 34.3% for the six months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

      Our stockholders’ equity increased by $2.0 million, or 0.1%, to $1.392 billion as of June 30, 2004, from $1.390 billion as of December 31, 2003. The net increase was mainly attributable to net income of $118.0 million, which is offset by decreases in accumulated other comprehensive income, net of deferred taxes, of $102.8 million, change in treasury stock of $6.1 million and dividends paid to stockholders of $4.1 million for the six months ended June 30, 2004. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets. On February 23, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. Upon becoming effective, this registration statement will provide for the offer and sale by OdysseyRe of securities, including equity and debt securities, having a total offering price of up to $400.0 million.

      Our liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $234.4 million for the six months ended June 30, 2004, compared to $213.2 million for the six months ended June 30, 2003. Increased premium collections are directly attributable to the increase in premium volume realized since the latter part of calendar year 2001, which occurred as a result of substantially improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow.

      Total cash used in investing activities for the six months ended June 30, 2004 was $1,109.8 million. Total cash provided by investing activities was $814.9 million for the six months ended June 30, 2003. Cash and cash equivalents were $696.0 million and $1,588.7 million, as of June 30, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents resulted from purchases of fixed income securities. It is anticipated that our cash and cash equivalents will continue to be re-invested on a basis consistent with our long-term value oriented investment philosophy. Cash and short-term investments are maintained for liquidity purposes and represented 20.7% and 42.6% as of June 30, 2004 and December 31, 2003, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.5 billion as of June 30, 2004. Total investments and cash amounted to $4.3 billion as of June 30, 2004, an increase of $101.9 million compared to December 31, 2003. The fixed income securities portfolio has a weighted average security rating of AA, as measured by Standard and Poor’s.

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

      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at our option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of June 30, 2004, such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, we may choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. It is our intent to settle any debt conversion in cash. The Convertible Debt is reflected on our balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In December 2001, we issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at our option. In November 2003 and June 2002, we prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the senior notes. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement with Bank of America N.A. that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, we sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the capitalized gain was immediately realized. As of June 30, 2004, the aggregate principal amount of the senior notes outstanding was $40.0 million and the remaining capitalized gain is $1.9 million.

      Through UK Holdings Corp., Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of June 30, 2004, Odyssey America had pledged U.S. treasuries in the amount of $147.1 million in support of a letter of credit and $144.5 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.

      During the second quarter of 2004, Odyssey America pledged £110 million ($199.5 million) of U.S. treasury notes and placed them on deposit at Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”). Advent is 46.8% owned by Fairfax and its affiliates, including 15.0% by the Company. Odyssey America retains the right to withdraw the funds at Lloyd’s at any time upon 180-days advance written notice. In any event, the placement of funds at Lloyd’s will automatically terminate effective December 31, 2008 and any remaining funds at Lloyd’s will revert back to Odyssey America at that time.

      During each of the first and second quarters of 2004, our Board of Directors declared quarterly cash dividends of $0.03125 per share, or approximately $2.0 million to be paid on or before June 30, 2004 to all stockholders of record as of June 16, 2004. The total dividend of approximately $2.0 million was paid on June 30, 2004. During each of the first and second quarters of 2003, dividends of $0.025 per common share were declared resulting in an aggregate dividend of approximately $1.6 million in each quarter.

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

      These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of June 30, 2004 were: A.M. Best Company: “A” (Excellent) and Standard & Poor’s Ratings Service: “A-” (Strong). These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

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

      All market sensitive instruments discussed in this section relate to our investment assets which are classified as available for sale. As of June 30, 2004, our $4.3 billion investment portfolio includes $2.5 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

     Interest Rate Risk

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of June 30, 2004 and December 31, 2003, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2004			As of December 31, 2003

	Fair Value of			Fair Value of
	Fixed Income	Hypothetical	Hypothetical	Fixed Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(dollars in millions)
200 basis point rise	$2,100.5	(370.6)	(15.0)%	$1,386.8	$(210.9)	(13.2)%
100 basis point rise	2,270.9	(200.2)	(8.1)%	1,487.2	(110.5)	(6.9)
Base Scenario	2,471.1	—	0.0%	1,597.7	—	—
100 basis point decline	2,710.9	239.8	9.7%	1,748.7	151.0	9.5
200 basis point decline	2,985.4	514.3	20.8%	1,916.4	318.7	19.9

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, these securities represent approximately 3% and 5% of fair market value of the total fixed income portfolio as of June 30, 2004 and December 31, 2003, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      As of June 30, 2004, we had gross unrealized appreciation on our entire investment portfolio of $159.1 million, which is offset by gross unrealized depreciation of $180.7 million.

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

      As of June 30, 2004 and December 31, 2003, 86.1% and 92.3%, respectively, the aggregate of our fixed income securities, short-term investments, cash and cash equivalents portfolio consisted of securities rated investment grade, with 13.9% and 7.7%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

     Equity Price Risk

      As of June 30, 2004 and December 31, 2003, 12.9% and 13.3%, respectively, of our investment and cash portfolio, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 11.8% and 12.2% on June 30, 2004 and December 31, 2003, respectively, of our investment and cash portfolio, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $51.1 million and $51.5 million as of June 30, 2004 and December 31, 2003, respectively, in the fair market value of the total investment portfolio.

     Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of June 30, 2004 and December 31, 2003, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $999.6 million and $816.4 million, respectively, or 23.0% and 18.9%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 5.4% as of both June 30, 2004 and December 31, 2003, respectively, and the British pound, which represented 9.9% and 5.4%, respectively, of our investment portfolio, including cash and cash equivalents. As of June 30, 2004, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $100.0 million dollar decline in the fair value of the total investment portfolio.

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

      The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of certain events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

     Issuer Purchases of Equity Securities

      The following table sets forth purchases made by the Company of its shares of common stock under the stock purchase program during the six months ended June 30, 2004:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares that
			Part of Publicly	May Yet be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Plans or	the Plans or
Period	Purchased	Share	Programs(1)	Programs

As of March 31, 2004	—	—	—	788,700
April 1 – April 30, 2004	1,700	26.37	1,700	787,000
May 1 – May 31, 2004	186,500	24.21	186,500	600,500
June 1 – June 30, 2004	13,500	24.71	13,500	587,000

Total	201,700	$24.26	201,700	587,000

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003 and effective as of such date and expires two years following such date. The Company may repurchase up to 1,000,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

PART II — Item 3.	Defaults on Senior Securities

      None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

      The annual meeting of our stockholders was held on April 21, 2004. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

      Our directors were elected in an uncontested election. There were no abstentions or broker non-votes. The following are the votes cast for or withheld from the election of directors.

Directors	For	Withheld

V. Prem Watsa	60,527,047	3,113,417
James F. Dowd	60,328,059	3,312,409
Andrew A. Barnard	60,497,456	3,143,008
Frank B. Bennett	62,620,477	1,019,987
Anthony F. Griffiths	62,582,647	1,057,817
Robbert Hartog	62,604,109	1,036,355
Brandon W. Sweitzer	62,620,322	1,020,142

PART II — Item 5.	Other Information — Forward Looking Statements

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

OdysseyRe furnished a form 8-K to the Securities Exchange Commission on April 29, 2004, in connection with the issuance of its press release announcing its results for the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: August 3, 2004

By	/s/ ANDREW A. BARNARD

Andrew A. Barnard
President and Chief Executive Officer

Date: August 3, 2004

By	/s/ CHARLES D. TROIANO

Charles D. Troiano
Executive Vice President and
Chief Financial Officer