Form 10-Q
period 2004-09-30
ODYSSEY RE HOLDINGS CORP
filed 2004-11-04
CIK 1137048

As filed with the Securities and Exchange Commission on November 3, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2004	Commission File Number: 1-16535

Odyssey Re Holdings Corp.

(Exact name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

Odyssey Re Holdings Corp.

300 First Stamford Place, Stamford, Connecticut 06902
(203) 977-8000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Donald L. Smith, Esq.

Senior Vice President, General Counsel and Corporate Secretary
Odyssey Re Holdings Corp.
300 First Stamford Place, Stamford, Connecticut 06902
(203) 977-8000
(Name, address, including zip code, and telephone number,
including area code, of agent for service)

140 Broadway, 39th Floor, New York, New York 10005

(Former Address)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     YES ☑          NO ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☑          NO ☐

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 25, 2004

Common Stock, $.01 Par Value	64,777,984

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.     Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,433,881 and $1,605,378, respectively)	$2,391,961	$1,597,688
Equity securities:
Common stocks, at fair value (cost $755,213 and $376,215, respectively)	746,356	447,700
Common stocks, at equity	122,053	117,489
Short-term investments, at cost which approximates fair value	210,963	218,208
Other invested assets	186,746	267,504
Cash and cash equivalents	869,345	1,588,659
Cash collateral for borrowed securities	757,000	—

Total investments and cash	5,284,424	4,237,248
Investment income due and accrued	29,997	21,668
Reinsurance balances receivable	530,742	499,680
Reinsurance recoverables on loss payments	110,887	83,448
Reinsurance recoverables on unpaid losses	1,080,462	1,058,623
Prepaid reinsurance premiums	104,072	110,881
Funds held by ceding insurers	149,113	124,464
Deferred acquisition costs	180,860	168,289
Federal and foreign income taxes	139,873	71,183
Other assets	125,166	84,572

Total assets	$7,735,596	$6,460,056

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,916,641	$3,400,277
Unearned premiums	874,460	819,840
Reinsurance balances payable	127,314	121,457
Funds held under reinsurance contracts	192,693	199,763
Debt obligations	376,328	376,892
Obligation to return borrowed securities	516,947	—
Other liabilities	330,637	151,592

Total liabilities	6,335,020	5,069,821

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	794,055	793,586
Treasury stock, at cost (364,873 and 146,691 shares, respectively)	(8,803)	(2,549)
Unearned compensation	(6,165)	(3,439)
Accumulated other comprehensive income, net of deferred income taxes	1,337	112,430
Retained earnings	619,501	489,556

Total stockholders’ equity	1,400,576	1,390,235

Total liabilities and stockholders’ equity	$7,735,596	$6,460,056

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
(In thousands, except share amounts)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

REVENUES
Gross premiums written	$1,995,691	$1,876,670	$754,232	$702,953
Ceded premiums written	221,158	261,870	82,949	120,796

Net premiums written	1,774,533	1,614,800	671,283	582,157
Increase in unearned premiums	(58,151)	(172,487)	(81,276)	(68,315)

Net premiums earned	1,716,382	1,442,313	590,007	513,842
Net investment income	116,759	90,979	46,192	31,839
Net realized investment gains	100,881	187,078	33,625	17,263

Total revenues	1,934,022	1,720,370	669,824	562,944

EXPENSES
Losses and loss adjustment expenses	1,219,936	982,438	472,618	354,979
Acquisition costs	385,400	346,760	127,911	113,665
Other underwriting expenses	94,189	72,313	30,309	26,350
Other expense, net	9,684	5,255	4,728	1,558
Interest expense	19,205	7,641	6,406	2,712

Total expenses	1,728,414	1,414,407	641,972	499,264

Income before income taxes	205,608	305,963	27,852	63,680

Federal and foreign income tax provision (benefit):
Current	83,123	102,548	22,110	13,100
Deferred	(13,542)	1,821	(12,279)	8,252

Total federal and foreign income tax provision	69,581	104,369	9,831	21,352

NET INCOME	$136,027	$201,594	$18,021	$42,328

BASIC
Weighted average shares outstanding	64,332,561	64,731,801	64,228,782	64,746,415

Basic earnings per share	$2.11	$3.11	$0.28	$0.65

DILUTED
Weighted average shares outstanding	65,148,990	65,095,465	65,016,978	65,125,348

Diluted earnings per share	$2.09	$3.10	$0.28	$0.65

DIVIDENDS
Dividends declared per share	$0.09375	$0.075	$0.03125	$0.025

COMPREHENSIVE INCOME
Net income	$136,027	$201,594	$18,021	$42,328
Other comprehensive (loss) income, net of tax	(111,093)	76,649	(8,245)	4,462

Comprehensive income	$24,934	$278,243	$9,776	$46,790

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
(In thousands, except share amounts)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	793,586	793,334
Net increase (decrease)during the period	469	(52)

Balance, end of period	794,055	793,282

TREASURY STOCK
Balance, beginning of period	(2,549)	(2,305)
Purchases during the period	(10,091)	—
Reissuance during the period	3,837	52

Balance, end of period	(8,803)	(2,253)

UNEARNED COMPENSATION
Balance, beginning of period	(3,439)	(4,572)
Issuance of restricted stock during the period	(4,043)	—
Amortization during the period	1,317	850

Balance, end of period	(6,165)	(3,722)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	112,430	21,736
Net (decrease) increase during the period	(111,093)	76,649

Balance, end of period	1,337	98,385

RETAINED EARNINGS
Balance, beginning of period	489,556	247,239
Net income	136,027	201,594
Dividends to stockholders	(6,082)	(4,875)

Balance, end of period	619,501	443,958

TOTAL STOCKHOLDERS’ EQUITY	$1,400,576	$1,330,301

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,996,166	65,003,963
Net treasury shares (acquired) reissued during the period	(218,182)	3,140

Balance, end of period	64,777,984	65,007,103

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$136,027	$201,594
Adjustments to reconcile net income to net cash provided by operating activities:
Reinsurance balances and funds held, net	(84,364)	(218,724)
Unearned premiums	61,430	176,636
Unpaid losses and loss adjustment expenses	494,525	427,704
Federal and foreign income taxes	(9,962)	(5,861)
Other assets and liabilities, net	(18,507)	38,452
Deferred acquisition costs	(12,571)	(30,109)
Net realized investment gains	(100,881)	(187,078)
Bond discount amortization, net	(10,036)	(7,407)

Net cash provided by operating activities	455,661	395,207

INVESTING ACTIVITIES
Maturities of fixed income securities	80,090	17,279
Sales of fixed income securities	1,245,571	4,196,886
Purchases of fixed income securities	(2,103,000)	(3,456,595)
Sales of equity securities	164,523	77,639
Purchases of equity securities	(255,122)	(81,821)
Purchases of other invested assets	(49,348)	(28,172)
Net decrease related to borrowed securities	(247,325)	—
Decrease in short-term investments	7,245	63,314

Net cash (used in) provided by investing activities	(1,157,366)	788,530

FINANCING ACTIVITIES
Dividends	(6,082)	(4,875)
Sale of interest rate contract	—	8,667
Purchase of treasury stock	(10,091)	—

Net cash (used in) provided by financing activities	(16,173)	3,792

Effect of exchange rate changes on cash	(1,436)	—

(Decrease) increase in cash and cash equivalents	(719,314)	1,187,529
Cash and cash equivalents, beginning of period	1,588,659	484,744

Cash and cash equivalents, end of period	$869,345	$1,672,273

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for its wholly owned subsidiary, Odyssey America Reinsurance Corporation (“Odyssey America”) and Odyssey America’s subsidiaries, which include Clearwater Insurance Company (“Clearwater”), Odyssey UK Holdings Corporation (“UK Holdings”), Newline Underwriting Management Ltd., which owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”), Hudson Insurance Company (“Hudson”) and Hudson Specialty Insurance Company (“Hudson Specialty”). As of September 30, 2004, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, owned approximately 81% of OdysseyRe.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which in management’s opinion are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the nine and three months ended September 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

      During each of the first three quarters of 2004, dividends of $0.03125 per common share were declared, resulting in an aggregate dividend of approximately $2.0 million in each period. During each of the first three quarters of 2003, dividends of $0.025 per common share were declared, resulting in an aggregate dividend of approximately $1.6 million in each period.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Accumulated Other Comprehensive Income and Investments

      The following table shows the components of the change in accumulated other comprehensive income (loss) for the nine and three months ended September 30, 2004 and 2003 (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Beginning balance of accumulated other comprehensive income	$112,430	$21,736	$9,582	$93,923

Beginning balance of foreign currency translation adjustments	39,896	(2,202)	24,853	11,915
Ending balance of foreign currency translation adjustments	29,669	22,171	29,669	22,171

Current period change in foreign currency translation adjustments	(10,227)	24,373	4,816	10,256

Beginning balance of unrealized net gains (losses) on securities	73,756	23,938	(14,049)	83,171
Ending balance of unrealized net (losses) gains on securities	(27,110)	77,377	(27,110)	77,377

Current period change in unrealized net (losses) gains on securities	(100,866)	53,439	(13,061)	(5,794)

Beginning balance of minimum pension liability	(1,222)	—	(1,222)	(1,163)
Ending balance of minimum pension liability	(1,222)	(1,163)	(1,222)	(1,163)

Current period change of minimum pension liability	—	(1,163)	—	—

Current period change in accumulated other comprehensive (loss) income	(111,093)	76,649	(8,245)	4,462

Ending balance of accumulated other comprehensive income	$1,337	$98,385	$1,337	$98,385

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of comprehensive income (loss) for the nine and three months ended September 30, 2004 and 2003 are shown in the following table (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income	$136,027	$201,594	$18,021	$42,328

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(15,734)	37,497	7,409	15,779
Unrealized net (losses) gains on securities arising during the period	(104,736)	100,839	69,917	(32)
Reclassification adjustment for realized gains included in net income	(50,442)	(18,625)	(90,011)	(8,882)
Minimum pension liability	—	(1,789)	—	—

Other comprehensive (loss) income, before tax	(170,912)	117,922	(12,685)	6,865

Tax benefit (expense):
Foreign currency translation adjustments	5,507	(13,124)	(2,593)	(5,523)
Unrealized net losses (gains) on securities arising during the period	36,657	(35,294)	(24,471)	11
Reclassification adjustment for realized gains included in net income	17,655	6,519	31,504	3,109
Minimum pension liability	—	626	—	—

Total tax benefit (expense)	59,819	(41,273)	4,440	(2,403)

Other comprehensive (loss) income, net of tax	(111,093)	76,649	(8,245)	4,462

Comprehensive income	$24,934	$278,243	$9,776	$46,790

      The Company frequently reviews its investment portfolio for declines in value, and focuses its attention on securities which have a market value of less than 80% of their amortized cost at the time of review. Generally a change in the market or interest rate environment does not constitute an impairment of an investment but rather a temporary decline. Temporary declines in investments will be recorded as unrealized losses in accumulated other comprehensive income. If the Company determines that the decline is “other than temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in the Company’s consolidated statements of operations. The Company’s assessments are based on current evaluations of the financial position and future projections of the entity that issued the investment security. Prior assessments can change depending on current pertinent information.

      In determining possible impairment of debt securities held as investments, the Company reviews market and industry shifts, debt payment schedules that report how current and timely the issuer is with interest and principal payments, the issuer’s current financial position, and relevant analysis by rating agencies, investment advisors and analysts. In determining possible impairment of equity securities held as investments, the Company reviews market and industry shifts, historical price to earnings ratios, recent financial statements, independent auditor’s reports on the issuer’s financial statements and any significant recommendations by investment advisors or rating agencies. Additional relevant information is also considered in determining the valuation of an investment.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the Company’s investments’ fair value and gross unrealized depreciation, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2004 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months		Greater than 12 Months		Total

		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Depreciation	Fair Value	Depreciation	Fair Value	Depreciation

Fixed income securities:
United States government agencies and authorities	$698,746	$(21,121)	$429,843	$(31,580)	$1,128,589	$(52,701)
States, municipalities and political subdivisions	46,558	(4,399)	10,224	(432)	56,782	(4,831)
Foreign governments	173,664	(1,695)	19,797	(377)	193,461	(2,072)
All other corporate	347,279	(42,990)	—	—	347,279	(42,990)

Total fixed income	1,266,247	(70,205)	459,864	(32,389)	1,726,111	(102,594)
Common stocks, unaffiliated	213,618	(69,118)	—	—	213,618	(69,118)

Total temporarily impaired securities	$1,479,865	$(139,323)	$459,864	$(32,389)	$1,939,729	$(171,712)

      The fixed income securities’ unrealized depreciation principally relates to the current interest rate environment. The decline in the value of equity securities relates to a small number of equity holdings and is mainly due to current market conditions as well as the temporary effect of downgrades by rating agencies of certain equity securities held by the Company.

      Based on the review discussed above, the Company did not recognize any realized investment losses in its statements of operations for the three and nine months ended September 30, 2004 as the Company believes the decline in the investment value of certain securities to be temporary. The amount of the realized investment losses recognized for the nine and three months ended September 30, 2003 were $0.4 million and $0.2 million, respectively, and represents the value of the decline in each security’s fair value below its cost or amortized cost. The Company believes that the impairments of these securities does not affect the carrying value of its other significant investments.

      As an economic hedge against a decline in the equity markets, the Company sold $449.2 million of Standard & Poor’s (“S&P”) 500 Depository Receipts (“SPDRs”) short and, as described below, simultaneously purchased long S&P index call options on 100% of the securities shorted. In a short sale transaction, a security is borrowed from a lender and sold to a third party. The Company is obligated to return the sold security to the security lender at a future date and is also required to provide collateral to the security lender of 150% of the fair value of the borrowed security, amounting to $682.7 million of cash at September 30, 2004. The obligation to return the borrowed security is recorded as a liability at the fair value of the borrowed securities. Changes in the fair value of the liability are recorded as a realized gain or loss in the consolidated statement of operations. As of September 30, 2004, the net change in the fair value of the securities sold short was a loss of $5.9 million.

      In connection with the short sale described above, the Company purchased S&P 500 index call options at a cost of $14.0 million with a strike price of 120% of the price at which the SPDRs were sold short. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit the maximum potential loss on the short sale to 20% ($89.8 million) of the amount of securities sold short. The call options are recorded at fair value in other

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of September 30, 2004, the net change in the fair value of call options resulted in a net realized loss of $4.1 million.

      In addition, as of September 30, 2004, the Company had sold short $61.6 million of other borrowed securities for which it recorded a liability of $61.8 million. The net realized loss was $1.0 million for the nine months ended September 30, 2004. As of September 30, 2004, the Company provided cash and fixed income securities of $81.6 million as collateral for the borrowed securities. The Company’s net investment income for the three months ended September 30, 2004 has been impacted by $2.2 million related to interest expense associated with the borrowed securities.

      The Company increased its ownership in the HWIC Asia Fund (“HWIC”) and as of September 30, 2004 owned 56.2% of HWIC. Accordingly, HWIC has been consolidated in the September 30, 2004 financial statements. The minority interest ownership of HWIC of $138.6 million as of September 30, 2004 is included in other liabilities. The minority interest in HWIC’s net income of $1.9 million is included in other expenses. HWIC was previously accounted for under the equity method and included in other invested assets.

3.	Earnings Per Share

      Net income per common share for the nine and three months ended September 30, 2004 and 2003 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income	$136,027	$201,594	$18,021	$42,328

Weighted average common shares outstanding — basic	64,332,561	64,731,801	64,228,782	64,746,415
Effect of dilutive shares	816,429	363,664	788,196	378,933

Weighted average common shares outstanding — dilutive	65,148,990	65,095,465	65,016,978	65,125,348

Earnings per common share:
Basic	$2.11	$3.11	$0.28	$0.65

Diluted	$2.09	$3.10	$0.28	$0.65

      Diluted earnings per share do not reflect the conversion of the Company’s convertible debentures into common stock of the Company because, under the terms of the indenture under which the convertible debentures were issued, the convertible debentures were not convertible as of September 30, 2004 and 2003.

      The Emerging Issues Task Force (“EITF”) issue 4-08 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, which is effective for periods ending after December 15, 2004, provides guidance on when the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. OdysseyRe’s convertible debt securities (see note 8) are convertible into its common shares. The Company estimates that the implementation of the new pronouncement would result in an increase of approximately 5.2 million shares to our weighted average shares outstanding. The estimated impact to the Company’s diluted earnings per share would be a decrease of approximately 6% for the nine months ended September 30, 2004.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation

      Effective January 1, 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” with respect to the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the nine and three months ended September 30, 2004 and 2003 reflects stock-based compensation expense related to stock options granted subsequent to December 31, 2002. For stock options granted during 2002, the Company accounts for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income and net income per common share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net income, as reported	$136,027	$201,594	$18,021	$42,328
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	267	109	100	75
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(511)	(397)	(170)	(171)

Pro forma net income	$135,783	$201,306	$17,951	$42,232

Net income per common share:
As reported:
Basic	$2.11	$3.11	$0.28	$0.65
Diluted	2.09	3.10	0.28	0.65
Pro forma:
Basic	$2.11	$3.11	$0.28	$0.65
Diluted	2.08	3.09	0.28	0.65

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Unpaid Losses and Loss Adjustment Expenses

      Activity in the liability for unpaid losses and loss adjustment expenses for the nine and three months ended September 30, 2004 and 2003 is as follows (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Gross unpaid losses and loss adjustment expenses, beginning of period	$3,400,277	$2,871,552	$3,684,731	$3,065,532
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,058,623	1,026,979	1,069,798	907,958

Net unpaid losses and loss adjustment expenses, beginning of period	2,341,654	1,844,573	2,614,933	2,157,574

Losses and loss adjustment expenses incurred related to:
Current year	1,091,667	928,072	412,633	331,486
Prior years	128,269	54,366	59,985	23,493

Total losses and loss adjustment expenses incurred	1,219,936	982,438	472,618	354,979

Paid losses and loss adjustment expenses related to:
Current year	178,758	106,752	91,740	56,135
Prior years	551,353	451,290	155,662	181,868

Total paid losses and loss adjustment expenses	730,111	558,042	247,402	238,003

Effects of exchange rate changes	4,700	3,308	(3,970)	(2,273)

Net unpaid losses and loss adjustment expenses, end of period	2,836,179	2,272,277	2,836,179	2,272,277
Add ceded unpaid losses and loss adjustment expenses, end of period	1,080,462	934,725	1,080,462	934,725

Gross unpaid losses and loss adjustment expenses, end of period	$3,916,641	$3,207,002	$3,916,641	$3,207,002

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events occurring in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event the business environment and loss trends diverge from selected trends, the Company may have to adjust its reserves accordingly. Management believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available at September 30, 2004. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

      Losses and loss adjustment expense reserves related to accident years 2003 and prior increased by $128.3 million and $60.0 million for the nine and three months ended September 30, 2004, respectively. Casualty classes of business in the Americas division, for the nine and three months ended September 30, 2004, accounted for $109.9 million and $51.4 million, respectively, of this increase. For the nine and three months ended September 30, 2003, reserve adjustments were $54.4 million and $23.5 million, respectively, of

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the Americas division casualty classes accounted for $36.3 million and $18.4 million, respectively, of this increase.

      The Company, through a review of its reinsurance contracts, has evaluated its exposure arising from four hurricanes which occurred in August and September, 2004. A pre-tax loss of $85.7 million (losses and loss adjustment expenses of $93.5 million offset by reinstatement premiums of $7.8 million) and an after-tax loss of $55.7 million have been included in the statements of operations for the nine and three months ended September 30, 2004. The Company’s estimates of the losses from these hurricanes are based on the most recent information available; however, as additional information becomes available such estimates may be revised, potentially resulting in adverse effects to the Company. Considerable time may elapse before the adequacy of the Company’s estimates can be determined.

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses

      The Company has exposure to asbestos, environmental pollution and latent injury damage claims and exposures. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes case basis reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company’s dedicated asbestos and environmental claims unit based on claims audits of ceding companies. The provision for liabilities incurred but not reported is established based on various methods such as loss development, market share and frequency and severity.

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

      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. The Company has minimal exposure and no specific reported reserves in the more recent accident years. The Company’s asbestos and environmental reserve

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development, gross and net of reinsurance, for the nine and three months ended September 30, 2004 and 2003 is set forth in the table below (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$215,662	$189,720	$229,298	$196,554
Less ceded unpaid losses and loss adjustment expenses, beginning of period	186,178	160,236	199,814	167,070

Net unpaid losses and loss adjustment expenses, beginning of period	29,484	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	21,245	—	21,245	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	50,729	29,484	50,729	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	168,088	176,542	168,088	176,542

Gross unpaid losses and loss adjustment expenses, end of period	$218,817	$206,026	$218,817	$206,026

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$33,272	$45,712	$32,394	$41,616
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,135	13,575	257	9,479

Net unpaid losses and loss adjustment expenses, beginning of period	32,137	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	(21,245)	—	(21,245)	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	10,892	32,137	10,892	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	18,815	7,763	18,815	7,763

Gross unpaid losses and loss adjustment expenses, end of period	$29,707	$39,900	$29,707	$39,900

      Our survival ratio for environmental and asbestos related liabilities as of September 30, 2004 is eleven years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is six years and for asbestos related liabilities is fifteen years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on September 30, 2004, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. Our survival ratio is ten years for environmental and asbestos related liabilities as of September 30, 2004, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims dated October 6, 2003.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net losses and loss adjustment expenses for asbestos claims increased $21.2 million for the nine and three months ended September 30, 2004. Environmental net losses and loss adjustment expenses declined $21.2 million for the nine and three months ended September 30, 2004. Favorable emergence for environmental claims for the nine months ended September 30, 2004 was offset by strengthening loss reserves and increasing the survival ratio for asbestos claims where there has been more frequent activity.

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

      The financial results of these divisions for the nine and three months ended September 30, 2004 and 2003 are as follows (in thousands):

			London	U.S.
Nine Months Ended September 30, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$964,118	$420,192	$328,428	$303,716	$2,016,454

Net premiums written	$918,684	$403,225	$287,309	$165,315	$1,774,533

Net premiums earned	$897,954	$363,757	$319,552	$135,119	$1,716,382

Losses and loss adjustment expenses	671,871	226,244	230,195	91,626	1,219,936
Acquisition costs and other underwriting expenses	284,741	92,682	77,193	24,973	479,589

Total underwriting deductions	956,612	318,926	307,388	116,599	1,699,525

Underwriting (loss) income	$(58,658)	$44,831	$12,164	$18,520	16,857

Net investment income					116,759
Net realized investment gains					100,881
Other expense, net					(9,684)
Interest expense					(19,205)

Income before income taxes					$205,608

Underwriting ratios:
Losses and loss adjustment expenses	74.8%	62.2%	72.0%	67.8%	71.1%
Acquisition costs and other underwriting expenses	31.7	25.5	24.2	18.5	27.9

Combined ratio	106.5%	87.7%	96.2%	86.3%	99.0%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Nine Months Ended September 30, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$1,042,992	$298,608	$313,223	$254,485	$1,909,308

Net premiums written	$955,715	$285,765	$263,276	$110,044	$1,614,800

Net premiums earned	$884,873	$260,565	$234,982	$61,893	$1,442,313

Losses and loss adjustment expenses	601,792	184,960	150,970	44,716	982,438
Acquisition costs and other underwriting expenses	281,669	62,169	65,464	9,771	419,073

Total underwriting deductions	883,461	247,129	216,434	54,487	1,401,511

Underwriting income	$1,412	$13,436	$18,548	$7,406	40,802

Net investment income					90,979
Net realized investment gains					187,078
Other expense, net					(5,255)
Interest expense					(7,641)

Income before income taxes					$305,963

Underwriting ratios:
Losses and loss adjustment expenses	68.0%	71.0%	64.2%	72.2%	68.1%
Acquisition costs and other underwriting expenses	31.8	23.9	27.9	15.8	29.1

Combined ratio	99.8%	94.9%	92.1%	88.0%	97.2%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three Months Ended September 30, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$345,239	$151,776	$140,827	$119,288	$757,130

Net premiums written	$326,454	$147,523	$125,929	$71,377	$671,283

Net premiums earned	$290,277	$131,935	$116,374	$51,421	$590,007

Losses and loss adjustment expenses	266,151	77,953	96,006	32,508	472,618
Acquisition costs and other underwriting expenses	91,349	31,786	25,778	9,307	158,220

Total underwriting deductions	357,500	109,739	121,784	41,815	630,838

Underwriting (loss) income	$(67,223)	$22,196	$(5,410)	$9,606	(40,831)

Net investment income					46,192
Net realized investment gains					33,625
Other expense, net					(4,728)
Interest expense					(6,406)

Income before income taxes					$27,852

Underwriting ratios:
Losses and loss adjustment expenses	91.7%	59.1%	82.5	63.2%	80.1%
Acquisition costs and other underwriting expenses	31.5	24.1	22.2	18.1	26.8

Combined ratio	123.2%	83.2%	104.7%	81.3%	106.9%

			London	U.S.
Three Months Ended September 30, 2003	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written(1)	$360,857	$116,439	$122,878	$116,614	$716,788

Net premiums written	$322,376	$113,020	$97,932	$48,829	$582,157

Net premiums earned	$300,111	$96,057	$88,710	$28,964	$513,842

Losses and loss adjustment expenses	203,928	72,172	57,608	21,271	354,979
Acquisition costs and other underwriting expenses	92,198	22,786	22,716	2,315	140,015

Total underwriting deductions	296,126	94,958	80,324	23,586	494,994

Underwriting income	$3,985	$1,099	$8,386	$5,378	18,848

Net investment income					31,839
Net realized investment gains					17,263
Other expense, net					(1,558)
Interest expense					(2,712)

Income before income taxes					$63,680

Underwriting ratios:
Losses and loss adjustment expenses	68.0%	75.1%	64.9%	73.4%	69.1%
Acquisition costs and other underwriting expenses	30.7	23.7	25.6	8.0	27.2

Combined ratio	98.7%	98.8%	90.5%	81.4%	96.3%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the table above does not agree to the gross premiums written of $1,995.7 million and $1,876.7 million for the nine months ended September 30, 2004 and 2003, respectively, and $754.2 million and $703.0 million for the three months ended September 30, 2004 and 2003, respectively, reflected in the consolidated statements of operations.

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

8.	Debt Obligations

      The components of debt obligations are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2004	2003

7.65% Senior Notes	$224,605	$224,572
4.375% Convertible Senior Debentures	110,000	110,000
7.49% Senior Notes	41,723	42,320

Total debt obligations	$376,328	$376,892

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

      In June 2002, OdysseyRe issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require OdysseyRe to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of September 30, 2004 such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, OdysseyRe may choose to deliver, in lieu of the Company’s common stock, cash or a combination of cash and common stock. It is OdysseyRe’s intent to settle any debt conversion in cash. The Convertible Debt is reflected on OdysseyRe’s balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In December 2001, OdysseyRe issued $100.0 million aggregate principal amount of senior notes, due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at OdysseyRe’s option. In November 2003 and June 2002, OdysseyRe prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of senior notes. Immediately following the issuance of the senior notes, OdysseyRe entered into an interest rate swap agreement with Bank of America N.A. that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, the Company sold the variable interest rate instrument for a gain of $6.4 million. The gain has been deferred and is being amortized over the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the deferred gain was immediately realized. As of September 30, 2004, the aggregate principal amount of senior notes outstanding was $40.0 million and the remaining deferred gain is $1.7 million.

      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$40,000
2013	225,000
2022	110,000

Total	$375,000

      Under the terms of the note purchase agreement pursuant to which the Company’s 7.49% senior notes were issued, the Company is subject to certain covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of September 30, 2004, the Company was in compliance with all covenants.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net periodic cost for each of the benefit plans for the nine and three months ended September 30, 2004 and 2003 is as follows (in thousands):

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Qualified Plan:
Service cost	$1,658	$1,315	$553	$438
Interest cost	1,579	1,423	526	474
Return on assets	(1,234)	(1,216)	(412)	(405)
Net amortization and deferral	7	(24)	2	(8)

Net pension cost	$2,010	$1,498	$669	$499

Excess Plans:
Service cost	$408	$408	$136	$136
Interest cost	523	532	174	178
Recognized net actuarial loss	135	126	45	43
Recognized prior service cost	(28)	(28)	(9)	(9)
Other	52	112	18	37

Net pension cost	$1,090	$1,150	$364	$385

Postretirement Plan:
Service cost	$796	$407	$265	$135
Interest cost	335	281	111	94
Curtailment Credit	(437)	—	(146)	—
Other	(47)	21	(15)	7

Net pension cost	$647	$709	$215	$236

      For the nine months ended September 30, 2004 and 2003, $7.4 million and $2.3 million, respectively, of contributions have been made to the Qualified Plan.

10.	Contingencies

      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to certain Ranger policies issued from July 1, 1999 to April 30, 2004. Clearwater has terminated the agreement effective April 30, 2004. Clearwater remains liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. Clearwater’s potential exposure in connection with these endorsements is estimated at approximately $8.0 million, based on the subject policies’ case outstanding loss reserves. We deem this amount to be immaterial, as Fairfax has agreed to indemnify Clearwater for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee that would require Clearwater to utilize the indemnification from Fairfax.

      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all of the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR became insolvent and CTR was not

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise indemnified under its guarantee agreement with a Fairfax affiliate. This guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America and was terminated effective December 31, 2001. As part of a Fairfax initiative, CTR was dissolved and its assets and liabilities were assumed by other Fairfax affiliates, which have the responsibility for the run-off of its liabilities. Due to the prior existing guarantee of CTR’s liabilities, the dissolution and assumption of its liabilities by other affiliates, and an agreement from Fairfax to indemnify Odyssey America for all obligations under its guarantee, we deem the likelihood of loss related to this exposure to be remote.

      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of September 30, 2004, Odyssey America had pledged U.S. treasuries in the amount of $160.6 million in support of a letter of credit and $144.2 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.

      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. Odyssey America’s potential exposure in connection with this agreement is estimated to be approximately $34.0 million, based on Falcon’s loss reserves at September 30, 2004. Falcon’s stockholders’ equity on a U.S. GAAP basis is estimated to be $30 million as of September 30, 2004. Additionally, Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the Subject Contracts on a quarterly basis. For each of the nine months ended September 30, 2004 and 2003, Falcon paid $0.4 million to Odyssey America related to this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee that will require Odyssey America to utilize the indemnification from Fairfax. In connection with the guarantee, Falcon has granted Odyssey America the option (the “Option”) to assume a ten percent quota share reinsurance participation for a period of up to three years of all of Falcon’s liabilities under the Subject Contracts entered into by Falcon on or after the date of the exercise of the Option by Odyssey America. If the Option is exercised, the one percent fee will be cancelled during the term of the quota share reinsurance agreement.

      In December 2002, Odyssey America and a retrocessionaire each demanded arbitration to resolve a dispute arising from an excess of loss retrocessional contract, effective January 1, 1998, pursuant to which the retrocessionaire reinsured Odyssey America for 50% of certain accident and health exposures assumed by Odyssey America from a third-party insurer. The dispute arose in October 2002 when the retrocessionaire asserted that the third-party insurer violated the reinsurance agreement with Odyssey America such that no further payments under the agreement should be made. In August 2003, Odyssey America and the retrocessionaire executed an Assignment of Rights, Limited Indemnification and Cooperation Agreement, (the “Agreement”), pursuant to which the parties agreed to withdraw their respective demands for arbitration with prejudice. The Agreement enables the retrocessionaire, with the cooperation of Odyssey America, to assert its defenses directly against the insurer, and indemnifies Odyssey America for expenses it incurs resulting from Odyssey America’s cooperation or the retrocessionaire’s assertion of its defenses. Subsequently, Odyssey America entered into a substantially identical agreement (also, an “Agreement”) with the retrocessionaire that reinsured the remaining 50% of the business it had assumed. Odyssey America believes the Agreements make the likelihood remote that Odyssey America will incur any material liability in connection with the reinsurance agreement or retrocession contract.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration, seeking to resolve a dispute arising under a series of aggregate stop-loss retrocession agreements covering the years 1994 and 1996 to 2001 (the “Treaties”) pursuant to which London Life provided a layer of retrocession protection for Odyssey America in excess of a predetermined loss ratio and subject to a limit. In the arbitration, London Life has alleged that Odyssey America is obligated to pay London Life back over time to ensure that London Life did not suffer any permanent economic loss on the Treaties, and also that Odyssey America has improperly administered and accounted for the Treaties. Odyssey America finds London Life’s claims to be without merit and intends to vigorously pursue the arbitration. Selection of the arbitration panel was completed in August 2004, and the organizational meeting was held in mid-October 2004. The arbitration hearing has been scheduled for November 2005. Although it is not possible at this early stage of the proceedings to make a determination regarding the outcome of this matter, Odyssey America expects the arbitration panel to enforce the Treaties in favor of Odyssey America.

      During the second quarter of 2004, Odyssey America pledged and placed on deposit at Lloyd’s the equivalent of £110 million of U.S. Treasury Notes on behalf of Advent Capital (Holdings) PLC (“Advent”). Advent is 46.8% owned by Fairfax and its affiliates, including 15.0% by the Company. nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 Funding Agreement with Advent whereby the funds are used to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is responsible for the payment of any losses resulting from the use of these funds to support its underwriting activities. Based on Advent’s shareholders’ equity of $101.6 million as of December 31, 2003, determined in accordance with U.S. GAAP, and Advent’s underwriting track record, management believes that the risk of loss is remote.

      In consideration of Odyssey America making the deposit, nSpire Re agreed to pay Odyssey America a fee equal to 2% per annum on the assets placed on deposit by Odyssey America. The pledged assets continue to be owned by Odyssey America, and Odyssey America will receive any investment income thereon. As additional consideration for, and further protection of, Odyssey America’s pledge of assets, nSpire Re provided Odyssey America with indemnification in the event of a draw down on the pledged assets.

      Odyssey America retains the right to withdraw the funds at Lloyd’s at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective December 31, 2008 and any remaining funds at Lloyd’s will revert to Odyssey America at that time.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Odyssey America organized O.R.E Holdings Limited (“ORE”), a private corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in Asia. On January 29, 2004, ORE was capitalized by Odyssey America in the amount of $16.7 million. During 2004, ORE entered into a joint venture agreement relating to the investment by ORE of $16.6 million to purchase 45% of the issued and outstanding shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a private corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties and other investments. In conjunction with this investment, Odyssey America agreed to provide a guarantee of a credit facility to be established by CEPL in an amount up to $65 million. The guarantee is conditioned upon a pledge in favor of Odyssey America by the other shareholders of CEPL of assets with an aggregate value of 150% of the guarantee. As of this date, the credit facility is still in the process of being established; it is expected that this transaction will be completed during the fourth quarter of 2004.

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

Overview

      Odyssey Re Holdings Corp. is a Delaware domiciled company which was incorporated on March 21, 2001 to serve as the holding company for Odyssey America and its subsidiaries. As of September 30, 2004, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services company, owned approximately 81% of OdysseyRe.

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

      On July 2, 2004, OdysseyRe announced it entered into a stock purchase agreement to acquire Overseas Partners US Reinsurance Company for $43.0 million. It is expected that the transaction will be completed during the fourth quarter of 2004.

      Our gross premiums written for the nine months ended September 30, 2004 were $1,995.7 million, an increase of $119.0 million, or 6.3%, compared to gross premiums written for the nine months ended September 30, 2003 of $1,876.7 million. Continued premium growth was evident in the EuroAsia, London Market and U.S. Insurance divisions while gross premiums written declined 7.6% in the Americas division. We continue to opportunistically expand in certain classes of business and geographically. Our non-United States operations accounted for 46.4% of our premium volume for the nine months ended September 30, 2004. For the nine months ended September 30, 2004 and 2003, our net premiums written were $1,774.5 million and $1,614.8 million, respectively, and our net income was $136.0 million and $201.6 million, respectively. As of September 30, 2004, we had total assets of $7.7 billion and total stockholders’ equity of $1.4 billion.

      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio, which includes the losses from four hurricanes as discussed below, was 99.0% for the nine months ended September 30, 2004, an increase of 1.8 percentage points from the 97.2% combined ratio for the nine months ended September 30, 2003. This continued underwriting profitability is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, global diversification and our opportunistic expansion into better performing lines of business.

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

      The following table displays, by division, the estimates included in the nine and three months ended September 30, 2004 and 2003 financial statements related to gross premiums written, acquisition costs, accounts receivable and unearned premium reserves (in millions):

	2004				2003

			Change —	Change —			Change —	Change —
	As of	As of	Year to	Third	As of	As of	Year to	Third
Division	Sept. 30,	June 30,	Date	Quarter	Sept. 30,	June 30,	Date	Quarter

	Gross Premiums Written
Americas	$273.7	$278.2	$8.4	$(4.5)	$275.6	$273.4	$5.2	$2.2
EuroAsia	99.8	107.9	23.8	(8.1)	77.4	81.0	28.7	(3.6)
London Market	46.8	36.7	(8.8)	10.1	40.0	45.5	(4.7)	(5.5)

Total	$420.3	$422.8	$23.4	$(2.5)	$393.0	$399.9	$29.2	$(6.9)

	Acquisition Costs
Americas	$77.7	$75.3	$5.1	$2.4	$69.4	$68.1	$4.2	$1.3
EuroAsia	31.3	34.4	7.5	(3.1)	25.3	24.3	10.9	1.0
London Market	6.5	6.3	1.2	0.2	7.3	6.4	0.6	0.9

Total	$115.5	$116.0	$13.8	$(0.5)	$102.0	$98.8	$15.7	$3.2

	Accounts Receivable
Americas	$196.0	$202.9	$3.3	$(6.9)	$206.2	$205.3	$1.0	$0.9
EuroAsia	68.5	73.5	16.3	(5.0)	52.1	56.7	17.8	(4.6)
London Market	40.3	30.4	(10.0)	9.9	32.7	39.1	(5.3)	(6.4)

Total	$304.8	$306.8	$9.6	$(2.0)	$291.0	$301.1	$13.5	$(10.1)

	Unearned Premium Reserve
Americas	$172.8	$161.5	$4.6	$11.3	$160.4	$143.1	$44.7	$17.3
EuroAsia	72.7	74.5	17.0	(1.8)	50.6	49.3	16.7	1.3
London Market	7.1	8.8	(9.5)	(1.7)	16.2	17.6	4.1	(1.4)

Total	$252.6	$244.8	$12.1	$7.8	$227.2	$210.0	$65.5	$17.2

      Premium estimates, the corresponding acquisition costs and unearned premium reserves are established on a contract level for any significant accounts due but not rendered by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts rendered by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period.

      The change in these estimates is reflected in the revenue account at the end of each accounting period. These estimates are considered “critical accounting estimates” because changes in these estimates can materially affect net income.

Expenses

      The Company’s reserves for unpaid losses and loss adjustment expenses reflect estimates, which are considered “critical accounting estimates”, of ultimate claim liability. The Company performs quarterly reviews of the adequacy of these estimates of ultimate claim liability taking into consideration current and historical claim information, industry information, pricing and loss trends and relevant qualitative information. The effect of such quarterly reviews impacts incurred losses for the current period. The Company’s methodology for evaluating reserve adequacy involves processes that may involve assessment of individual contracts, groups of like contracts, classes of business and business units. The complexities of the Company’s operations require analysis on both quantitative and qualitative bases. In addition, the allocation of changes in reserve estimates between underwriting year and accident year require allocations, both qualitative and quantitative. All of these processes, methods and practices appropriately balance actuarial science, business experience, and management judgment in a manner intended to assure the accuracy and consistency of the Company’s reserving practice.

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events occurring in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event the business environment and loss trends diverge from selected trends, the Company may have to adjust its reserves accordingly. Management believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available at September 30, 2004. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

      Included in the estimate of ultimate losses and loss expense liabilities, is the Company’s exposure to asbestos and environmental claims, which are considered to have a long reporting tail. The Company’s provision for gross unpaid losses and loss expenses for asbestos claims as of September 30, 2004 was $218.8 million. The Company’s provision for gross unpaid losses and loss adjustment expenses for environmental claims as of September 30, 2004 was $29.7 million. Net of reinsurance and indemnifications, unpaid losses and loss adjustment expenses for asbestos and environmental claims were $50.7 million and $10.9 million, respectively, as of September 30, 2004 (see note 6 to the consolidated financial statements).

      At September 30, 2004, the Company had gross reserves for unpaid losses and loss adjustment expenses of $3.9 billion, comprised of reported case loss reserves (“case reserves”) of $2.1 billion and incurred but not reported reserves (“IBNR”) of $1.8 billion. The Company had ceded reserves for unpaid losses and loss adjustment expenses of $1.1 billion, of which $452 million was IBNR. Net reserves for unpaid losses and loss adjustment expenses at September 30, 2004 were $2.8 billion, of which $1.4 billion is case reserves and $1.4 billion is IBNR.

      The Americas division accounted for $2.5 billion of our gross reserves for unpaid losses and loss adjustment expenses, comprised of case reserves of $1.6 billion and IBNR of $0.9 billion at September 30, 2004. The Americas division ceded reserves for losses and loss adjustment expenses of $718 million, of which $191 million is IBNR at September 30, 2004. The Americas division net reserves for unpaid losses and loss adjustment expenses at September 30, 2004 were $1.8 billion of which $1.1 billion is case reserves and $764 million is IBNR.

      The EuroAsia division accounted for $372 million of our gross reserves for unpaid losses and loss adjustment expenses, comprised of case reserves of $187 million and IBNR of $185 million at September 30, 2004. The EuroAsia division ceded reserves for losses and loss adjustment expenses of $11 million, of which $1 million is IBNR at September 30, 2004. EuroAsia division net reserves for unpaid losses and loss adjustment expenses at September 30, 2004 were $361 million of which $176 million is case reserves and $185 million is IBNR.

      The London Market division accounted for $687 million of our gross reserves for unpaid losses and loss adjustment expenses, comprised of case reserves of $211 million and IBNR of $476 million at September 30, 2004. The London Market division ceded reserves for losses and loss adjustment expenses of $160 million, of which $120 million is IBNR at September 30, 2004. London Market division net reserves for unpaid losses and loss adjustment expenses at September 30, 2004 were $526 million of which $171 million is case reserves and $355 million is IBNR.

      The U.S. Insurance division accounted for $311 million of our gross reserves for unpaid losses and loss adjustment expenses, comprised of case reserves of $84 million and IBNR of $227 million at September 30, 2004. The U.S. Insurance division ceded reserves for losses and loss adjustment expenses of $191 million, of which $139 million is IBNR at September 30, 2004. U.S. Insurance division net reserves for unpaid losses and loss adjustment expenses at September 30, 2004 were $121 million of which $33 million is case reserves and $88 million is IBNR.

      Acquisition costs consist principally of commissions and brokerage expenses incurred on business written under reinsurance contracts or certificates and insurance policies. These costs are deferred and amortized over the period in which the related premiums are earned. Commission adjustments with ceding companies are accrued based on the underwriting profitability of the business produced. Deferred acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on our historical experience. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which the adjustment arose. We believe the estimate of these deferred acquisition costs is a “critical accounting estimate,” because changes in these estimates can materially affect net income.

      Other underwriting expenses consist of cost of operations associated with our underwriting activities. These expenses include compensation, rent, and all other general expenses allocated to our underwriting activity and exclude any investment or claims related expenses.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Gross Premiums Written. Gross premiums written for the three months ended September 30, 2004 increased by $51.2 million, or 7.3%, to $754.2 million from $703.0 million for the three months ended September 30, 2003. The increase in premium volume is attributable to increases in the EuroAsia division of $35.4 million, or 30.4%, the London Market division of $17.9 million, or 14.6%, and the U.S. Insurance division of $2.7 million, or 2.3%. These increases are offset by a decrease in the Americas division of $15.7 million, or 4.4%.

      The Americas division accounted for $345.2 million, or 45.6%, of our gross premiums written for the three months ended September 30, 2004, a decrease of $15.7 million, or 4.4%, compared to $360.9 million, or 50.3%, of our gross premiums written for the three months ended September 30, 2003. Gross premiums written by the United States unit for the three months ended September 30, 2004 were $257.5 million, a decrease of $39.1 million, or 13.2%, compared to $296.6 million for the three months ended September 30, 2003. Decreases in the casualty treaty business of $33.2, principally related to market competition, comprised most of the decrease in the United States unit. Gross premiums written by the Latin America unit for the three months ended September 30, 2004 were $75.2 million, an increase of $31.2 million, or 70.9%, compared to $44.0 million for the three months ended September 30, 2003. The increase is attributable to a property facultative certificate underwritten during the third quarter of 2004. The Canadian unit had gross premiums written of $12.2 million for the three months ended September 30, 2004, a decrease of $7.2 million, or 37.1%, compared to $19.4 million for the three months ended September 30, 2003. The decrease is primarily due to the cancellation of certain affiliated Canadian company business during 2004.

      For the three months ended September 30, 2004, the EuroAsia division had gross premiums written of $151.8 million, or 20.1%, of our gross premiums written, an increase of $35.4 million, or 30.4%, compared to $116.4 million, or 16.2%, of our gross premiums written for the three months ended September 30, 2003. The increase is due to new business of $28.0 million combined with continued strong renewal rates across most lines of business. Growth has been most notable in the property, motor and credit classes of business. Our EuroAsia division continues to access an increased level of profitable opportunities resulting from recent years’ catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the three months ended September 30, 2004 and 2003, our Paris office had gross premiums written of $117.7 million and $86.6 million, respectively, an increase of $31.1 million, or 35.9%. For the three months ended September 30, 2004 and 2003, our Singapore office had $29.3 million and $25.2 million, respectively, an increase of $4.1 million, or 16.3%.

      The London Market division generated $140.8 million, or 18.6%, of our gross premiums written for the three months ended September 30, 2004, an increase of $17.9 million, or 14.6%, compared to $122.9 million, or 17.1%, of our gross premiums written for the three months ended September 30, 2003. Gross premiums written by the London branch for the three months ended September 30, 2004 were $58.4 million, an increase of $16.8 million, or 40.4%, compared to $41.6 million for the three months ended September 30, 2003. A shift in the business from proportional to excess of loss business has resulted in an increase in the semi-annual deposit premium recorded during the third quarter of 2004. In addition, $6.0 million of reinstatement premiums due to hurricane activity were recorded in the third quarter of 2004. Our Lloyd’s syndicate, which mainly writes professional liability insurance business, had gross premiums written of $82.4 million for the three months ended September 30, 2004, an increase of $1.1 million, or 1.4%, compared to $81.3 million for the three months ended September 30, 2003.

      The U.S. Insurance division accounted for $119.3 million, or 15.8%, of our gross premiums written for the three months ended September 30, 2004, an increase of $2.7 million, compared to $116.6 million, or 16.3%, of our gross premiums written for the three months ended September 30, 2003. The Program unit had gross premiums written of $78.9 million for the three months ended September 30, 2004, an increase of $9.8 million, or 14.2%, compared to $69.1 million for the three months ended September 30, 2003. New professional liability and personal automobile programs contributed to the increase in gross premiums written. Our Healthcare unit, which writes medical malpractice insurance, had $40.4 million of premiums written for the three months ended September 30, 2004, a decrease of $7.1 million, or 14.9%, compared to $47.5 million for the three months ended September 30, 2003. The decrease in premiums is the result market of competition which resulted in the non-renewal of three large physician groups.

      Ceded Premiums Written. Ceded premiums written for the three months ended September 30, 2004 decreased by $37.9 million, or 31.4%, to $82.9 million from $120.8 million for the three months ended September 30, 2003. The decrease from the three months ended September 30, 2003 compared to the three months ended September 30, 2004 is primarily due to the following: the cancellation of certain affiliated business resulting in a decrease of $9.4 million; a decrease in specific retrocessions related to Latin America facultative business resulting in a decrease of $7.7 million; and a decrease in cessions under the whole account aggregate excess of loss agreements resulting in a decrease of $6.0 million. In addition, cessions on Healthcare business decreased by $12.2 million, in part due to a restructuring of the reinsurance program, combined with decreases in other business segments related to a facultative agreement and the whole account aggregate excess of loss agreements covering prior years.

      Net Premiums Written. Net premiums written for the three months ended September 30, 2004 increased by $89.1 million, or 15.3%, to $671.3 million from $582.2 million for the three months ended September 30, 2003. Net premiums written represents gross premiums written less ceded premiums written, thereby representing the effects of the changes in gross and ceded premiums discussed above.

      Net Premiums Earned. Net premiums earned for the three months ended September 30, 2004 increased by $76.2 million, or 14.8%, to $590.0 million from $513.8 million for the three months ended September 30, 2003. The change in earned premiums reflects the effect of growth in 2002 and 2003 of net written premiums of 66.0% and 32.0%, respectively, now becoming fully earned as well as the effect of the changes in gross and ceded premiums written described above.

      Net Investment Income. Net investment income for the three months ended September 30, 2004 increased by $14.4 million, or 45.3%, to $46.2 million from $31.8 million for the three months ended September 30, 2003. This increase is mainly attributable to the reinvestment in 2004 of the significant cash balances maintained during 2003 into asset classes with investment yields substantially greater than the amount earned on the cash balances.

      Net Realized Investment Gains. Net realized investment gains for the three months ended September 30, 2004 increased by $16.3 million, to $33.6 million from a gain of $17.3 million for the three months ended September 30, 2003. Our operating strategy is a total return basis including a value-oriented investment strategy, which results in the periodic recognition of realized capital gains, which can fluctuate significantly from period to period.

      Losses and Loss Adjustment Expenses. Incurred losses and loss adjustment expenses increased 33.1% to $472.6 million in the three months ended September 30, 2004 from $355.0 million in the three months ended September 2003. The increase in incurred losses and loss adjustment expenses was principally related to the

14.8% increase in net earned premiums, $93.5 million of property catastrophe losses related to the four hurricanes occurring in current quarter, and an increase in losses and loss adjustment expenses principally related to casualty classes of business written prior to 2001, of $60.0 million for the three months ended September 30, 2004, compared to $23.5 million for the three months ended September 30, 2003. As a result of our reinsurance protection, there were no net adjustments related to asbestos and environmental loss reserves.

      For the Americas division, incurred loss and loss adjustment expense increased 30.5% to $266.2 million in the three months ended September 30, 2004 from $203.9 million in the three months ended September 2003. The increase in incurred losses and loss adjustment expenses was principally related to $65.0 million of property catastrophe losses related to the four hurricanes occurring in the current quarter. In the Americas division, net losses and loss adjustment expense reserve adjustments related to accident years 2003 and prior for the three months ended September 30, 2004 were $51.4 million, principally related to casualty classes of business. Casualty lines net reserve adjustments for accident years prior to 2001 increased $73.0 million partially offset by net reserve reductions of $21.6 million on accident years 2001 through 2003. For the three months ending September 30, 2003, reserve adjustments of $18.4 million principally related to casualty exposures were recorded.

      For the EuroAsia division, incurred losses and loss adjustment expenses increased 8.0% to $78.0 million in the three months ended September 30, 2004 from $72.2 million in the three months ended September 2003. However, the loss ratios on the underlying business improved and the increase in the dollar amount is due to the net earned premium growth. In the EuroAsia division, net losses and loss adjustment expense reserve adjustments related to accident year 2003 and prior for the three months ended September 30, 2004 were $2.7 million, principally related to facultative exposures underwritten in 2002. For the three months ending September 30, 2003, there were no reserve adjustments related to prior accident years.

      For the London Market division, incurred losses and loss adjustment expenses increased 66.7% to $96.0 million in the three months ended September 30, 2004 from $57.6 million in the three months ended September 2003 due to the increase in net earned premium and the property catastrophe losses of $28.4 million related to the four hurricanes occurring in the current quarter. In the London Market division, net losses and loss adjustment expense reserve adjustments related to accident year 2003 and prior for the three months ended September 30, 2004 were $5.8 million, principally related to Lloyds syndicate business written prior to 2002. For the three months ending September 30, 2003, there were $4.9 million of reserve adjustments principally related to casualty exposures in the Lloyds syndicate.

      For the U.S. Insurance division, incurred losses and loss adjustment expenses increased 52.6% to $32.5 million in the three months ended September 30, 2004 from $21.3 million in the three months ended September 2003. The increase in incurred losses and loss adjustment expenses was principally related to the increase in net premium earned. There was minimal loss reserve development related to prior accident years is the U.S. Insurance division for the three months ended September 30, 2004 and 2003.

      Acquisition Costs. Acquisition costs for the three months ended September 30, 2004 were $127.9 million, compared to $113.7 million for the three months ended September 30, 2003 with the increase due to premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 21.7% for the three months ended September 30, 2004, compared to 22.1% for the three months ended September 30, 2003.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended September 30, 2004 were $30.3 million, compared to $26.4 million for the three months ended September 30, 2003. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.1% for the three months ended September 30, 2004, compared to 5.1% for the three months ended September 30, 2003. The dollar increase in other underwriting expenses is attributable to an increase in headcount, personnel related costs and other expenses generated by our substantial growth and global and product line diversification over the last three years.

      Other Expenses, Net. Other expenses, net for the three months ended September 30, 2004, were $4.7 million, compared to $1.6 million of net expense for the three months ended September 30, 2003. The other expense is primarily comprised of the operating expenses of our holding company. Other expenses, net for the three months ended September 30, 2004, includes the minority interest elimination of an investment that is consolidated in our financial statements (see note 2 to our consolidated financial statements).

      Interest Expense. We incurred interest expense related to debt obligations of $6.4 million for the three months ended September 30, 2004, compared to $2.7 million for the three months ended September 30, 2003. The increase is due primarily to the fourth quarter 2003 issuance of $225.0 million aggregate principal amount of 7.65% senior notes due 2013, offset by the prepayment of $50.0 million aggregate principal amount of our 7.49% senior notes due 2006.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended September 30, 2004 decreased by $11.6 million to $9.8 million, compared to $21.4 million for the three months ended September 30, 2003, as a result of the decrease in pre-tax income. Our effective tax rates were 35.3% and 33.6% for the three months ended September 30, 2004 and 2003, respectively.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2004 increased by $119.0 million, or 6.3%, to $2.0 billion from $1.9 billion for the nine months ended September 30, 2003. The increase in premium volume is attributable to increases in the EuroAsia division of $121.6 million, or 40.7%, the London Market division of $15.2 million, or 4.9%, and the U.S. Insurance division of $49.2 million, or 19.3%. These increases are offset by a decrease to the Americas division of $78.9 million, or 7.6%.

      The Americas division accounted for $964.1 million, or 47.8%, of our gross premiums written for the nine months ended September 30, 2004, a decrease of $78.9 million, or 7.6%, compared to $1,043.0 million, or 54.6%, of our gross premiums written for the nine months ended September 30, 2003. Gross premiums written by the United States unit for the nine months ended September 30, 2004 were $786.1 million, a decrease of $82.2 million, or 9.5%, compared to $868.3 million for the nine months ended September 30, 2003. Decreases in casualty treaty business of $105.0 million, principally related to market competition and insurance company clients retaining a greater portion of their business, offset by new business opportunities resulted in the overall decrease in the United States unit. Gross premiums written by the Latin America unit for the nine months ended September 30, 2004 were $141.9 million, an increase of $26.5 million, or 23.0%, compared to $115.4 million for the nine months ended September 30, 2003. The increase is primarily due to a property facultative certificate underwritten during the third quarter of 2004. The Canadian unit had gross premiums written of $34.8 million for the nine months ended September 30, 2004, a decrease of $21.4 million, or 38.1%, compared to $56.2 million for the nine months ended September 30, 2003. The decrease is primarily due to the cancellation of certain affiliated Canadian company business during 2004.

      For the nine months ended September 30, 2004, the EuroAsia division had gross premiums written of $420.2 million, or 20.8%, of our gross premiums written, an increase of $121.6 million, or 40.7%, compared to $298.6 million, or 15.6%, of our gross premiums written for the nine months ended September 30, 2003. The increase is due to new business of $73.0 million combined with continued strong renewal rates across most lines of business. The major contributors to the growth in premiums written are the property, motor and credit lines of business. Our EuroAsia division continues to access an increased level of profitable opportunities resulting from recent years’ catastrophe losses, competitor withdrawals and asset impairments, particularly in Europe. For the nine months ended September 30, 2004 and 2003, our Paris office had gross premiums written of $320.2 million and $218.4 million, respectively, an increase of $101.8 million, or 46.6%. For the nine months ended September 30, 2004 and 2003, our Singapore office had gross premiums written of $75.8 million and $66.8 million, respectively, an increase of $9.0 million, or 13.5%.

      The London Market division generated $328.4 million, or 16.3%, of our gross premiums written for the nine months ended September 30, 2004, an increase of $15.2 million, or 4.9%, compared to $313.2 million, or 16.4%, of our gross premiums written for the nine months ended September 30, 2003. Gross premiums written by the London branch for the nine months ended September 30, 2004 were $132.8 million, an increase of $15.6 million, or 13.3%, compared to $117.2 million for the nine months ended September 30, 2003. The increase is primarily due to a change in the composition of the portfolio from pro-rata to excess which has accelerated the recognition of written premium. Approximately $6.0 million of reinstatement premiums due to hurricane activity has also increased writings. Our Lloyd’s syndicate had gross premiums written of $195.6 million for the nine months ended September 30, 2004, a decrease of $0.4 million, or 0.2%, compared to $196.0 million for the nine months ended September 30, 2003.

      The U.S. Insurance division accounted for $303.7 million, or 15.1%, of our gross premiums written for the nine months ended September 30, 2004, an increase of $49.2 million, compared to $254.5 million, or 13.3%, of our gross premiums written for the nine months ended September 30, 2003. The Program unit had gross premiums written of $197.1 million for the nine months ended September 30, 2004, an increase of $36.0 million, or 22.3%, compared to $161.1 million for the nine months ended September 30, 2003. The increase is due to new programs in the professional liability and personal automobile lines of business. Our Healthcare unit had $106.6 million of premiums written for the nine months ended September 30, 2004, an increase of $13.2 million, or 14.1%, compared to $93.4 million for the nine months ended September 30, 2003. The increase is due to rate increases on the renewal book of business, however, at a lesser rate than realized last year. The overall increase is offset by the non-renewal of three large physician groups.

      Ceded Premiums Written. Ceded premiums written for the nine months ended September 30, 2004 decreased by $40.7 million, or 15.5%, to $221.2 million from $261.9 million for the nine months ended September 30, 2003. The decrease from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004 is primarily due to the following: the cancellation of certain affiliated business resulting in a $26.4 million decrease; a decrease in specific retrocessions related to Latin America facultative business resulting in a decrease of $12.2 million; and a decrease in cessions under the whole account aggregate excess of loss agreements resulting in a decrease of $10.4 million. These decreases are offset by new program business underwritten by Hudson Specialty resulting in an increase in cessions of $9.2 million.

      Net Premiums Written. Net premiums written for the nine months ended September 30, 2004 increased by $159.7 million, or 9.9%, to $1,774.5 million from $1,614.8 million for the nine months ended September 30, 2003. Net premiums written represents gross premiums written less ceded premiums written and therefore, reflects the changes associated with the gross and ceded premium activity discussed above.

      Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2004 increased by $274.1 million, or 19.0%, to $1.7 billion from $1.4 billion for the nine months ended September 30, 2003. The change in net premiums earned is greater than the increase in net premiums written, which reflects the effect of growth in 2002 and 2003 of net written premiums of 65.7% and 32.0%, respectively, now becoming fully earned.

      Net Investment Income. Net investment income for the nine months ended September 30, 2004 increased by $25.8 million, or 28.4%, to $116.8 million from $91.0 million for the nine months ended September 30, 2003. The increase in net investment income is mainly attributable to the reinvestment in 2004 of significant cash balances of prior periods, mainly into fixed income securities. Net investment yield for the nine months ended September 30, 2004 was 3.5% on an annualized basis, compared to 3.8% for the comparable period in 2003.

      Net Realized Investment Gains. Net realized investment gains for the nine months ended September 30, 2004 decreased by $86.2 million, to $100.9 million from $187.1 million for the nine months ended September 30, 2003. The net realized gains recognized for the nine months ended September 30, 2003 were primarily related to the sale of mid-maturity fixed income securities, which generated gains as we realized the benefits of the appreciation in the portfolio due to historically low interest rate levels. Our operating strategy is a total return basis including a value-oriented investment strategy, which results in the periodic recognition of realized capital gains which can fluctuate significantly from period to period.

      Losses and Loss Adjustment Expenses. Incurred losses and loss adjustment expenses increased 24.2% to $1.2 billion in the nine months ended September 30, 2004 from $982.4 million in the nine months ended September 2003. The increase in incurred losses and loss adjustment expenses was principally related to the 19.0% increase in net premiums earned, $93.5 million of property catastrophe losses related to the four hurricanes occurring in the current quarter and an increase in losses and loss adjustment expenses principally related to casualty classes of business written prior to 2001, of $128.3 million for the nine months ended September 30, 2004, compared to $54.4 million for the nine months ended September 30, 2003. As a result of our reinsurance protection, there were no net adjustments related to asbestos and environmental loss reserves.

      For the Americas division, incurred losses and loss adjustment expenses increased 11.6% to $671.9 million in the nine months ended September 30, 2004 from $601.8 million in the nine months ended September 2003. The increase in incurred losses and loss adjustment expenses was principally related to $65.0 million of property catastrophe losses related to the four hurricanes occurring in the current quarter. In the Americas division, net losses and loss adjustment expense reserve adjustments related to accident years 2003 and prior for the nine months ended September 30, 2004 were $109.9 million, principally related to casualty classes of business. Casualty lines net reserve adjustments for accident years prior to 2001 increased $137.3 million partially offset by net reserve reductions of $27.4 million on accident years 2001 through 2003. For the nine months ending September 30, 2003, reserve adjustments of $36.3 million, principally related to casualty exposures were recorded.

      For the EuroAsia division, incurred losses and loss adjustment expenses increased 22.3% to $226.2 million in the nine months ended September 30, 2004 from $185.0 million in the nine months ended September 30, 2003. The increase in the incurred losses is principally due to the increase in net earned premiums. In the EuroAsia division, net losses and loss adjustment expense reserve adjustments related to accident year 2003 and prior for the nine months ended September 30, 2004 were $4.7 million, principally related to facultative exposures underwritten in 2002. For the nine months ending September 30, 2003, there were $6.3 million of reserve adjustments, principally related to facultative exposures.

      For the London Market division, incurred losses and loss adjustment expenses increased 52.5% to $230.2 million in the nine months ended September 30, 2004 from $151.0 million in the nine months ended September 30, 2003, mainly as a result of the increase in net earned premiums. The increase in incurred losses and loss adjustment expenses was also partially related to the property catastrophe losses of $28.4 million related to the four hurricanes occurring in current quarter. In the London Market division, net loss and loss adjustment expense reserve adjustments related to accident year 2003 and prior for the nine months ended September 30, 2004 were $11.6 million, principally related to Lloyds syndicate business written prior to 2002. For the nine months ending September 30, 2003, there were $11.5 million of reserve adjustments related to principally casualty exposures in the Lloyds syndicate.

      For the U.S. Insurance division, incurred losses and loss adjustment expenses increased 104.9% to $91.6 million in the nine months ended September 30, 2004 from $44.7 million in the nine months ended September 30, 2003. The increase in incurred losses and loss adjustment expenses was principally related to the increase in net premium earned. There was minimal loss reserve development related to prior accident years in the U.S. Insurance division.

      Acquisition Costs. Acquisition costs for the nine months ended September 30, 2004 were $385.4 million, compared to $346.8 million for the nine months ended September 30, 2003, with the increase due to premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percent of earned premium, was 22.5% for the nine months ended September 30, 2004, compared to 24.0% for the nine months ended September 30, 2003.

      Other Underwriting Expenses. Other underwriting expenses for the nine months ended September 30, 2004 were $94.2 million, compared to $72.3 million for the nine months ended September 30, 2003. The other underwriting expense ratio, expressed as a percent of net premiums earned, was 5.5% for the nine months ended September 30, 2004, compared to 5.0% for the nine months ended September 30, 2003. The dollar increase in other underwriting expenses is attributable to the overall growth and expansion of our insurance operations, including the effects of greater premium taxes, an increase in headcount, and other personnel related costs, as well as an increase in various other expense categories generated by our substantial growth and global and product line diversification in all other divisions over the last three years.

      Other Expenses, Net. Other expenses, net for the nine months ended September 30, 2004, were $9.7 million, compared to $5.3 million for the nine months ended September 30, 2003. The other expense is primarily comprised of the operating expenses of OdysseyRe, our holding company. Other expenses, net for the nine months ended September 30, 2004, includes the minority interest elimination of an investment that is consolidated in our financial statements (see note 2 to our consolidated financial statements).

      Interest Expense. We incurred interest expense related to debt obligations of $19.2 million for the nine months ended September 30, 2004, compared to $7.6 million for the nine months ended September 30, 2003. The increase is due primarily to the fourth quarter 2003 issuance of $225.0 million aggregate principal amount of 7.65% senior notes due 2013 offset by the prepayment of $50.0 million aggregate principal amount of our 7.49% senior notes due 2006.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the nine months ended September 30, 2004 decreased by $34.8 million to $69.6 million, compared to $104.4 million for the nine months ended September 30, 2003, as a result of the decrease in pre-tax income. Our effective tax rates were 33.8% and 34.1% for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

      Our stockholders’ equity increased by $10.3 million, or 0.7%, to $1.40 billion as of September 30, 2004, from $1.39 billion as of December 31, 2003. The net increase was mainly attributable to net income of $136.0 million, which is offset by decreases in accumulated other comprehensive income, net of deferred taxes, of $111.1 million, change in treasury stock of $6.3 million and dividends paid to stockholders of $6.1 million for the nine months ended September 30, 2004. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which we amended on February 23, 2004. Upon becoming effective this registration statement will provide for the offer and sale by OdysseyRe of securities, including equity and debt securities, having a total offering price of up to $400.0 million.

      As a holding company, our assets are principally comprised of the stock of Odyssey America and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, principally Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2004, Odyssey America can pay dividends to us of $178.7 million without prior regulatory approval. Odyssey America’s liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $455.7 million for the nine months ended September 30, 2004, compared to $395.2 million for the nine months ended September 30, 2003. Increased premium collections are directly attributable to the increase in premium volume realized since the latter part of calendar year 2001, which occurred as a result of substantially improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow.

      Total cash used in investing activities for the nine months ended September 30, 2004 was $1.2 billion. Total cash provided by investing activities was $788.5 million for the nine months ended September 30, 2003. Cash and cash equivalents were $869.3 million and $1,588.7 million, as of September 30, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents mainly resulted from purchases of fixed income securities. It is anticipated that our cash and cash equivalents will continue to be re-invested on a basis consistent with our long-term value oriented investment philosophy. Cash and short-term investments are maintained for liquidity purposes and represented 20.4% and 42.6% as of September 30, 2004 and December 31, 2003, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.4 billion as of September 30, 2004. Total investments and cash amounted to

$5.3 billion as of September 30, 2004, an increase of $1.0 billion compared to December 31, 2003. The fixed income securities portfolio has a weighted average security rating of AA, as measured by Standard and Poor’s.

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

      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at our option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of OdysseyRe common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of September 30, 2004, such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, we may choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. It is our intent to settle any debt conversion in cash. The Convertible Debt is reflected on our balance sheet at a value of $110.0 million, the aggregate principal amount of Convertible Debt outstanding.

      In December 2001, we issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at our option. In November 2003 and June 2002, we prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the senior notes. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement with Bank of America N.A. that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, we sold the variable interest rate instrument for a gain of $6.4 million. The gain has been deferred and is being amortized over the remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the deferred gain was immediately realized. As of September 30, 2004, the aggregate principal amount of the senior notes outstanding was $40.0 million and the remaining deferred gain is $1.7 million.

      Through UK Holdings Corp., Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of September 30, 2004, Odyssey America had pledged U.S. treasuries in the amount of $160.6 million in support of a letter of credit and $144.2 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.

      During the second quarter of 2004, Odyssey America pledged and placed on deposit at Lloyd’s the equivalent of £110 million of U.S. Treasury Notes on behalf of Advent Capital (Holdings) PLC (“Advent”). Advent is 46.8% owned by Fairfax and its affiliates, including 15.0% by the Company. nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 Funding Agreement with Advent whereby the funds are used to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is responsible for the payment of any losses resulting from the use of these funds to support its underwriting activities. Based on Advent’s shareholders’ equity of $101.6 million as of December 31, 2003, determined in accordance with U.S. GAAP, and Advent’s underwriting track record, management believes that the risk of loss is remote.

      In consideration of Odyssey America making the deposit, nSpire Re agreed to pay Odyssey America a fee equal to 2% per annum on the assets placed on deposit by Odyssey America. The pledged assets continue to be owned by Odyssey America, and Odyssey America will receive any investment income thereon. As additional consideration for, and further protection of, Odyssey America’s pledge of assets, nSpire Re provided Odyssey America with indemnification in the event of a draw down on the pledged assets.

      Odyssey America retains the right to withdraw the funds at Lloyd’s at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective December 31, 2008 and any remaining funds at Lloyd’s will revert to Odyssey America at that time.

      On September 27, 2004, the Company and its subsidiaries Odyssey America, Clearwater, Hudson and Hudson Specialty, entered into a Credit Agreement with Bank of America, N.A. (“Bank of America”), as administrative agent, a lender and letter of credit issuer, and JPMorgan Chase Bank, Citizens National Bank and PNC Bank, as lenders. The Credit Agreement provides for a 364-day revolving credit facility of $90 million, which is available for direct, unsecured borrowings by us. The credit facility includes a $65 million sub-limit for the issuance of standby letters of credit for our account or one or more of our insurance and reinsurance company subsidiaries. The credit facility will be used for working capital and other corporate purposes, and for the issuance of letters of credit to support reinsurance liabilities. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Bank of America’s publicly announced prime rate. Alternatively, at our option, loans will bear interest at the “Eurodollar Rate”, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 1.250%.

      During each of the first three quarters of 2004, our Board of Directors declared quarterly cash dividends of $0.03125 per share, or approximately $2.0 million was paid in each quarter. The third quarter, 2004 dividend was declared on August 23, 2004 to all stockholders of record as of September 16, 2004. The dividend of approximately $2.0 million was paid on September 30, 2004. During each of the first three quarters of 2003, dividends of $0.025 per common share were declared resulting in an aggregate dividend of approximately $1.6 million in each quarter.

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

      These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of September 30, 2004 were: A.M. Best Company: “A” (Excellent) and Standard & Poor’s Ratings Service: “A-” (Strong). These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

Accounting Pronouncements

      The Emerging Issues Task Force (“EITF”) issue 4-08 “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”, which is effective for periods ending after December 15, 2004, provides guidance on when the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. OdysseyRe’s convertible debt securities (see note 8 to our consolidated financial statements) are convertible into its common shares. The Company estimates that the implementation of the new pronouncement would result in an increase of approximately 5.2 million shares to our weighted average shares outstanding. The estimated impact to the Company’s diluted earnings per share would be a decrease of approximately 6% for the nine months ended September 30, 2004.

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

      All market sensitive instruments discussed in this section relate to our investment assets which are classified as available for sale. As of September 30, 2004, our $5.3 billion investment portfolio includes $2.4 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

      The table below displays the potential impact of market value fluctuations on the fixed income securities portfolio as of September 30, 2004 and December 31, 2003, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of September 30, 2004			As of December 31, 2003

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(Dollars in millions)
200 basis point rise	$1,989.8	$(402.2)	(16.8)%	$1,386.8	$(210.9)	(13.2)%
100 basis point rise	2,174.8	(217.2)	(9.1)%	1,487.2	(110.5)	(6.9)
Base Scenario	2,392.0	—	—	1,597.7	—	—
100 basis point decline	2,661.6	269.6	11.3%	1,748.7	151.0	9.5
200 basis point decline	2,966.1	574.1	24.0%	1,916.4	318.7	19.9

      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, these securities represent approximately 5% and 5% of fair market value of the total fixed income portfolio as of September 30, 2004 and December 31, 2003, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      As of September 30, 2004, we had gross unrealized appreciation on our entire investment portfolio of $132.9 million, which is offset by gross unrealized depreciation of $174.6 million.

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

      As of September 30, 2004 and December 31, 2003, 87.3% and 92.3%, respectively, of the aggregate of our fixed income securities, short-term investments, cash and cash equivalents portfolio consisted of securities rated investment grade, with 12.7% and 7.7%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk

      As of September 30, 2004 and December 31, 2003, 16.4% and 13.3%, respectively, of our investment and cash portfolio, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 15.5% and 12.2% on September 30, 2004 and December 31, 2003, respectively, of our investment and cash portfolio, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $82.0 million and $51.5 million as of September 30, 2004 and December 31, 2003, respectively, in the fair market value of the total investment portfolio.

      As an economic hedge against a decline in the equity markets, the Company sold $449.2 million of Standard & Poor’s (“S&P”) 500 Depository Receipts (“SPDRs”) short and, as described below, simultaneously purchased long S&P index call options on 100% of the securities shorted. In a short sale transaction, a security is borrowed from a lender and sold to a third party. The Company is obligated to return the sold security to the security lender at a future date and is also required to provide collateral to the security lender of 150% of the fair value of the borrowed security, amounting to $682.7 million of cash at September 30, 2004. The obligation to return the borrowed security is recorded as a liability at the fair value of the borrowed securities. Changes in the fair value of the liability are recorded as a realized gain or loss in the consolidated statement of operations. As of September 30, 2004, the net change in the fair value of the securities sold short was a loss of $5.9 million.

      In connection with the short sale described above, the Company purchased S&P 500 index call options at a cost of $14.0 million with a strike price of 120% of the price at which the SPDRs were sold short. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit the maximum potential loss on the short sale to 20% ($89.8 million) of the amount of securities sold short. The call options are recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of September 30, 2004, the net change in the fair value of call options resulted in a net realized loss of $4.1 million.

      In addition, as of September 30, 2004, the Company had sold short $61.6 million of other borrowed securities for which it recorded a liability of $61.8 million. The net realized loss was $1.0 million for the nine months ended September 30, 2004. As of September 30, 2004, the Company provided cash and fixed income securities of $81.6 million as collateral for the borrowed securities. The Company’s net investment income for the three months ended September 30, 2004 has been impacted by $2.2 million related to interest expense associated with the borrowed securities.

Foreign Currency Risk

      Through investment in securities denominated in foreign currencies, we are exposed to foreign (non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments due to a decline in the exchange rate of the foreign currency in which these assets are denominated. As of September 30, 2004 and December 31, 2003, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.1 billion and $816.4 million, respectively, or 21.6% and 18.9%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 8.2% and 5.4% as of September 30, 2004 and December 31, 2003, respectively, and the British pound, which represented 5.4% and 5.4%, respectively, of our investment portfolio, including cash and cash equivalents. As of September 30, 2004, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total $114.2 million decline in the fair value of the total investment portfolio.

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

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

      The following table sets forth purchases made by the Company of its shares of common stock under the stock purchase program during the three months ended September 30, 2004:

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares that
			Part of Publicly	may yet be
	Total Number	Average Price	Announced	Purchased under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs(1)	Programs

July 1 — July 30, 2004	—	—	—	587,000
August 1 — August 31, 2004	—	—	—	587,000
September 1 — September 30, 2004	—	—	—	587,000

Total	—	—	—	587,000

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003. It was effective as of such date and expires two years following such date. The Company may repurchase up to 1,000,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

PART II — Item 3.	Defaults on Senior Securities

      None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II — Item 5.	Other Information — Forward Looking Statements

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

PART II — Item 6.	Exhibits

      Exhibits

*10.9	Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut, and guarantee of Odyssey Re Holdings Corp. executed in connection therewith
*10.41	Credit Agreement dated as of September 27, 2004 among Odyssey Re Holdings Corp., Bank of America, N.A., and the other lenders party thereto, and the notes executed in connection therewith
*31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2004)

*	Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.

Date: November 3, 2004	By /s/ ANDREW A. BARNARD Andrew A. Barnard President and Chief Executive Officer

Date: November 3, 2004	By /s/ CHARLES D. TROIANO Charles D. Troiano Executive Vice President and Chief Financial Officer