Form 10-K
period 2004-12-31
ODYSSEY RE HOLDINGS CORP
filed 2005-03-07
CIK 1137048

As filed with the Securities and Exchange Commission on March 7, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004
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
None
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
          The aggregate market value of the shares of all classes of voting stock of the Registrant held by non-affiliates of the Registrant on June 30, 2004 was approximately $298.1 million, computed upon the basis of the closing sale price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the Registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.
          As of January 31, 2005, there were 64,759,021 outstanding shares of Common Stock, par value $0.01 per share, of the Registrant.
Documents Incorporated by Reference
          Portions of the Registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the stockholders of the Registrant scheduled to be held on or about April 20, 2005 are incorporated by reference in Part III of this Form 10-K.

ODYSSEY RE HOLDINGS CORP.
      References in this Annual Report on Form 10-K to “OdysseyRe,” the “Company,” “we,” “us” and “our” refer to Odyssey Re Holdings Corp. and, unless the context otherwise requires or otherwise as expressly stated, its subsidiaries, including Odyssey America, Clearwater, Newline, Hudson, Hudson Specialty and Clearwater Select.

SAFE HARBOR DISCLOSURE
      In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward-looking statements contained in this Annual Report on Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
      We have included in this Annual Report on Form 10-K, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors, which we describe in more detail elsewhere in this Annual Report on Form 10-K, include, but are not limited to:

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	a change in the trading requirements of one or more of our current or potential customers, including but not limited to, their minimum required financial or claims paying ratings, or their counterparty collateral requirements, such that the demand for our products is reduced;

•	risks associated with implementing and executing our business strategies;

•	uncertainties in our reserving process;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	failure of our reinsurers to honor their obligations;

•	risks associated with the growth of our primary and specialty insurance business, and the development of our infrastructure to support this growth;

•	risks relating to our strategy of relying on program managers, third party administrators, and other vendors to support our direct insurance operations;

•	other risks of doing business with program managers, including the risk we might be bound to policyholder obligations beyond our underwriting intent, and the risk that our program managers or agents may elect not to continue or renew their programs with us;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	loss of services of any of our key employees;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	the risk that ongoing regulatory developments will disrupt our business, or that of our business partners, or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we do business;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio; and

•	acts of war, terrorism or political unrest.

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
The Company
      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware to serve as the holding company for the reinsurance related subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded Canadian financial services company. Our business was formed through the combination of Odyssey Reinsurance Corporation, now known as Clearwater Insurance Company (“Clearwater”), which was acquired by Fairfax in May 1996, and Odyssey America Reinsurance Corporation (“Odyssey America”), which was acquired by Fairfax in April 1999. Clearwater became a wholly-owned subsidiary of Odyssey America in 1999 and as a result of this corporate reorganization, substantially ceased writing new business but continued to maintain active licenses in 50 states. Clearwater is an integral part of our U.S. insurance business, supplementing the activities of Hudson Insurance Company (“Hudson”) and Hudson Specialty Insurance Company. Odyssey UK Holdings Corp. (“UK Holdings”), a subsidiary of Odyssey America that was formed in 1997, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”). Hudson, which was acquired by Fairfax in May 1996 as part of the acquisition of Clearwater, is a wholly-owned subsidiary of Clearwater and is principally engaged in the business of primary property and casualty insurance.
      On June 19, 2001, we issued 17,142,857 shares of our common stock (approximately 26% of our issued and outstanding common stock), in an initial public offering. After the offering, subsidiaries of Fairfax held 48 million shares of our common stock (approximately 74% of our issued and outstanding common stock). On March 4, 2003, Fairfax announced it had purchased, through a subsidiary, 4.3 million outstanding shares of our common stock in a private transaction, increasing its interest in us to approximately 81%.
      Subsequent to the incorporation of OdysseyRe in 2001, we have acquired several insurance related entities which complement our existing subsidiaries and enhance our opportunities for strategic growth, globally as well as by lines of business. On October 28, 2003, Odyssey America purchased General Security Indemnity Company (“General Security”), a shell company domiciled in New York. General Security’s name subsequently was changed to Hudson Specialty Insurance Company (“Hudson Specialty”). Odyssey America contributed Hudson Specialty to Clearwater in December 2003. Hudson Specialty is an eligible surplus lines insurer in 43 states and serves as the main platform for our Healthcare business. On October 1, 2004, Odyssey America sold its 97.7% ownership interest in First Capital Insurance Ltd., which we had acquired during 2002 and 2003, to Fairfax Asia Limited (“Fairfax Asia”) in exchange for Class B non-voting shares representing an approximate 45% ownership interest in Fairfax Asia. Fairfax owns the controlling interest in Fairfax Asia. On November 15, 2004, the Company acquired Overseas Partners US Reinsurance Company (“Opus Re”), a reinsurance company domiciled in the state of Delaware. Opus Re’s name subsequently was changed to Clearwater Select Insurance Company.
      Through our operating subsidiaries, principally Odyssey America, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. Our global presence is established through 15 offices, with principal locations in the United States, London, Paris, Singapore, and Latin America. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting physicians medical malpractice and hospital professional liability insurance, which is now underwritten through Hudson Specialty. OdysseyRe also underwrites specialty insurance business through Newline and Hudson.
      Our operations are managed through four distinct divisions, Americas, EuroAsia, London Market and U.S. Insurance, which are principally based on geographic regions. The Americas division is comprised of our United States reinsurance operations and our Canadian and Latin America branch offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business, primarily through professional reinsurance brokers. Treaty business is written through our Canadian branch, while the Latin America branches write both treaty and facultative business. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. Our London Market division operates through two distribution channels, Newline at Lloyd’s, where the business focus is casualty insurance, and our London branch, where the business focus is worldwide property and casualty reinsurance. The specialty program insurance business, principally underwritten by Hudson, and the physicians medical malpractice and hospital professional liability business, principally underwritten by Hudson Specialty, comprise the U.S. Insurance division.
      Our operating subsidiaries presently hold an “A” (Excellent) rating from A.M. Best Company, Inc. (“A.M. Best”), an “A–” (Strong) counterparty credit and financial strength rating from Standard & Poor’s Insurance Rating Services (“Standard & Poor’s”) and an “A3” (Good Financial Security) financial strength rating from Moody’s Investors Service (“Moody’s”). Ratings are used by insurers, reinsurers, and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. These ratings represent independent opinions of financial strength and ability to meet policyholder obligations. “A” rated reinsurance or insurance companies are considered by A.M. Best to have a strong ability to meet their obligations to policyholders. “A” is the third highest designation of A.M. Best’s fifteen rating levels. A reinsurer or insurer rated “A–” by Standard & Poor’s is believed to have “strong” financial security characteristics, but is more likely to be affected by adverse business conditions than are insurers with higher ratings. “A–” is the third highest rating category of Standard & Poor’s ten categories. A reinsurer or insurer rated “A3” is considered by Moody’s to offer good financial security, however, elements may be present that suggest to Moody’s a susceptibility to impairment sometime in the future. “A3” is the third highest rating category of Moody’s nine rating categories.
      We had gross premiums written in 2004 of $2.7 billion and stockholders’ equity as of December 31, 2004 of $1.6 billion.
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

Lines of Business
      The following table sets forth our gross premiums written by type of business for each of the three years in the period ended December 31, 2004.

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	(Dollars in millions)
Treaty Reinsurance:
Property excess of loss	$301.3	11.2%	$264.3	10.2%	$218.4	11.3%
Property proportional	399.5	14.9	419.3	16.1	303.6	15.7
Casualty excess of loss	293.6	11.0	304.3	11.7	269.0	13.9
Casualty proportional	557.2	20.8	615.8	23.6	492.2	25.5
Marine and aerospace	138.3	5.2	108.2	4.2	72.5	3.8
Surety and credit	106.3	4.0	85.8	3.3	40.4	2.1
Miscellaneous	12.2	0.5	15.0	0.6	28.7	1.5

Treaty reinsurance	1,808.4	67.6	1,812.7	69.7	1,424.8	73.8

Facultative Reinsurance:
Property	65.0	2.4	74.8	2.9	70.7	3.7
Casualty	101.0	3.8	78.8	3.0	66.4	3.4

Facultative reinsurance	166.0	6.2	153.6	5.9	137.1	7.1

U.S. Insurance	412.1	15.4	333.8	12.8	168.6	8.7
Newline	265.2	9.9	283.5	10.9	197.8	10.2
First Capital	24.9	0.9	17.6	0.7	3.2	0.2

Total gross premiums written (1)	$2,676.6	100.0%	$2,601.2	100.0%	$1,931.5	100.0%

(1)	A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the table above do not agree to the gross premiums written of $2,656.5 million, $2,558.2 million and $1,894.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, reflected in the consolidated statements of operations.
      We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. Approximately $212.2 million, or 7.9%, of gross premiums written for the year ended December 31, 2004 was derived from property catastrophe excess of loss reinsurance. We also write property business, which has exposure to catastrophes on a proportional basis, in North America and Latin America. In addition, the EuroAsia division writes largely property business, with exposure to catastrophes, primarily in Europe, Japan, the Pacific Rim and the Middle East.
      Treaty casualty business accounted for $850.8 million, or 31.8%, of gross premiums written for the year ended December 31, 2004, of which 65.5% was written on a proportional basis and 34.5% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, excess and surplus lines, workers’ compensation and accident and health, as well as general casualty products, including general liability and auto liability. Treaty property business represented $700.8 million, or 26.1%, of gross premiums written for the year ended December 31, 2004, primarily consisting of commercial property and homeowners’ coverage, of which 57.0% was written on a proportional basis and 43.0% was written on an excess of loss basis. Treaty marine and aerospace business accounted for $138.3 million, or 5.2%, of gross premiums written for the year ended

December 31, 2004, of which 24.1% was written on an excess of loss basis and 75.9% on a proportional basis. Surety, credit and other miscellaneous reinsurance lines accounted for 4.5% of gross premiums written in 2004.
      Facultative reinsurance accounted for $166.0 million, or 6.2%, of gross premiums written for the year ended December 31, 2004, with 97.3% derived from the Americas division and 2.7% from the EuroAsia division. With respect to facultative business in the United States, we write only casualty reinsurance, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto lines; with respect to facultative business in Latin America and EuroAsia, we write primarily property reinsurance.
      We operate at Lloyd’s of London through our wholly owned syndicate, Newline Syndicate 1218. The business focus of Newline is casualty insurance. Our Lloyd’s membership provides strong brand recognition, extensive broker and distribution channels and worldwide licensing, including the ability to write insurance business on an excess and surplus lines basis in the United States.
      In addition to reinsurance, we provide insurance products through our U.S. Insurance division. This business is comprised of specialty program insurance business underwritten on both an admitted and non-admitted basis by Hudson, and physicians medical malpractice and hospital professional liability business underwritten by Hudson Specialty. Some of the policies that comprise the Hudson portfolio are generated through national and regional agencies and brokerages, as well as through program administrators. Each program administrator has strictly defined limitations on lines of business, premium capacity and policy limits. Many program administrators have limited geographic scope and all are limited regarding the type of business they may accept. Our Healthcare unit underwrites physicians medical malpractice and hospital professional liability insurance primarily on a non-admitted basis. Coverage is written on a claims-made basis, providing a wide range of limits and retentions.
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
      We are not materially dependent on any single customer, line of business or geographical area. We do not believe that the reduction of business assumed from any one customer or small group of customers would have a meaningful impact on future financial results, due to our competitive position in the marketplace and the availability of other sources of business.
Divisions
      Our business is organized across four operating divisions: the Americas, EuroAsia, London Market, and U.S. Insurance divisions. The table below illustrates gross premiums written by division for each of the three years in the period ended December 31, 2004.

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	(Dollars in millions)
Americas	$1,263.2	47.2%	$1,421.4	54.7%	$1,189.0	61.6%
EuroAsia	553.6	20.7	408.1	15.7	258.6	13.4
London Market	447.7	16.7	437.9	16.8	315.3	16.3
U.S. Insurance	412.1	15.4	333.8	12.8	168.6	8.7

Total gross premiums written(1)	$2,676.6	100.0%	$2,601.2	100.0%	$1,931.5	100.0%

(1)	A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the table above do not agree to the gross premiums written of $2,656.5 million, $2,558.2 million and $1,894.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, reflected in the consolidated statements of operations.

Americas Division
      The Americas is our largest division, accounting for $1.3 billion, or 47.2%, of gross premiums written for the year ended December 31, 2004. The Americas division writes treaty, both casualty and property, and facultative casualty reinsurance in the United States and Canada, and treaty property, and other short-tail lines, and facultative property reinsurance in Latin America. The Americas division operates through six offices: Stamford; New York City; Mexico City; Miami; Santiago; and Toronto, and currently has 305 employees. The reinsurance operations of the Americas division seek to target small to medium sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies.
      The Americas division is organized into three major units: the United States, Latin America and Canada. The London branch is also included in the Americas for business incepting prior to 2001.
      The following table displays gross premiums written by each of the units within the Americas division for each of the three years in the period ended December 31, 2004.

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	(Dollars in millions)
United States	$1,044.4	82.7%	$1,188.0	83.6%	$1,024.2	86.2%
Latin America	171.3	13.6	149.7	10.5	116.8	9.8
Canada	46.0	3.6	79.6	5.6	40.8	3.4

Subtotal	1,261.7	99.9	1,417.3	99.7	1,181.8	99.4
London Branch(1)	1.5	0.1	4.1	0.3	7.2	0.6

Total gross premiums written	$1,263.2	100.0%	$1,421.4	100.0%	$1,189.0	100.0%

(1)	As part of the realignment of our business across geographic regions, gross premiums previously written by the London branch unit are included in the London Market division for business incepting in 2001 and subsequent.
      The United States unit provides treaty business of virtually all classes of non-life insurance. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine and aerospace, accident and health, and surety lines. Facultative casualty is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto. The United States unit operates out of offices in Stamford and New York City. The Latin America unit writes primarily treaty and facultative business throughout the region, predominantly commercial property in nature, and also writes auto and marine lines. The Latin America unit has its principal office in Mexico City, with satellite offices in Miami and Santiago, Chile. Canada writes primarily property, crop hail and auto liability coverage, operating out of an office in Toronto.

      Gross premiums written by type of business for the Americas division are displayed in the following table for each of the three years in the period ended December 31, 2004.

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	(Dollars in millions)
Treaty Reinsurance:
Property excess of loss	$108.4	8.6%	$117.0	8.2%	$114.8	9.7%
Property proportional	201.0	15.9	254.5	17.9	189.6	15.9
Casualty excess of loss	219.0	17.3	249.9	17.6	241.2	20.3
Casualty proportional	479.7	38.0	573.9	40.4	460.6	38.7
Marine and aerospace	33.6	2.6	20.7	1.4	13.0	1.1
Surety and credit	47.8	3.8	45.4	3.2	28.7	2.4
Miscellaneous lines	12.2	1.0	15.0	1.1	28.6	2.4

Total treaty reinsurance	1,101.7	87.2	1,276.4	89.8	1,076.5	90.5

Facultative reinsurance:
Property	60.5	4.8	66.2	4.7	46.1	3.9
Casualty	101.0	8.0	78.8	5.5	66.4	5.6

Total facultative reinsurance	161.5	12.8	145.0	10.2	112.5	9.5

Total gross premiums written	$1,263.2	100.0%	$1,421.4	100.0%	$1,189.0	100.0%

EuroAsia Division
      EuroAsia operates out of four offices, with principal offices in Paris and Singapore and satellite offices in Stockholm and Tokyo. The EuroAsia division currently has 84 employees. On October 1, 2004, Odyssey America sold its 97.7% ownership interest in First Capital to Fairfax Asia in exchange for Class B non-voting shares representing an approximate 45% ownership in Fairfax Asia. First Capital’s gross premiums written are included in the table below from September 10, 2002 through September 30, 2004.
      The EuroAsia division continued to expand its presence in 2004 in Europe, Asia, the Middle East and Africa, taking advantage of the rapidly changing international market place. The Paris branch office is the headquarters of the EuroAsia division and the underwriting center in charge of Europe, the Middle East, and Africa, with an office in Stockholm, Sweden, covering the Nordic countries. The Asia Pacific Rim unit is headquartered in Singapore, with an office in Tokyo, Japan, and writes property and casualty reinsurance on both a treaty and facultative basis.
      The EuroAsia division wrote $533.6 million, $408.1 million and $258.6 million, or 20.7%, 15.7% and 13.4%, of our gross premiums written for the years ended December 31, 2004, 2003 and 2002, respectively.

      The following table illustrates gross premiums written by type of business for the EuroAsia division for each of the three years in the period ended December 31, 2004.

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	(Dollars in millions)
Treaty Reinsurance:
Property excess of loss	$126.7	22.9%	$99.4	24.4%	$57.8	22.4%
Property proportional	191.6	34.6	150.2	36.8	102.8	39.8
Casualty excess of loss	51.6	9.3	35.1	8.6	17.9	6.9
Casualty proportional	54.0	9.8	26.9	6.6	24.6	9.5
Marine and aerospace	41.8	7.5	29.9	7.3	16.0	6.2
Surety and credit	58.5	10.6	40.4	9.9	11.7	4.5

Total treaty reinsurance	524.2	94.7	381.9	93.6	230.8	89.3
Property facultative reinsurance	4.5	0.8	8.6	2.1	24.6	9.5
First Capital	24.9	4.5	17.6	4.3	3.2	1.2

Total gross premiums written	$553.6	100.0%	$408.1	100.0%	$258.6	100.0%

London Market Division
      The London Market division operates through two platforms, with offices in London and Bristol: Odyssey America’s Syndicate 1218 at Lloyd’s (“Newline”) and the London branch. Newline’s business focus is liability insurance, while the London branch writes treaty reinsurance. These two underwriting platforms are run by an integrated management team with a common business approach. The London Market division currently has 73 employees and generated $447.7 million, or 16.7%, of our gross premiums written for the year ended December 31, 2004, compared to $437.9 million, or 16.8%, for the year ended December 31, 2003.
      The following table displays gross premiums written by business unit for the London Market division for each of the three years in the period ended December 31, 2004.

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	(Dollars in millions)
London Branch
Property excess of loss	$66.2	14.8%	$48.0	11.0%	$45.9	14.6%
Property proportional	6.9	1.5	14.6	3.3	11.3	3.6
Casualty excess of loss	22.9	5.1	19.3	4.4	9.9	3.1
Casualty proportional	23.5	5.3	15.0	3.4	6.9	2.2
Marine and aerospace	63.0	14.1	57.5	13.2	43.5	13.8

Total London Branch	182.5	40.8	154.4	35.3	117.5	37.3

Newline
Liability lines	254.3	56.8	264.1	60.3	163.7	51.9
All other	10.9	2.4	19.4	4.4	34.1	10.8

Total Newline	265.2	59.2	283.5	64.7	197.8	62.7

Total gross premiums written	$447.7	100.0%	$437.9	100.0%	$315.3	100.0%

      The London branch writes worldwide treaty reinsurance through three units: property, marine and aerospace, and international casualty. For the year ended December 31, 2004, the London branch had gross premiums written of $182.5 million, or 40.8% of the total London Market division, compared to $154.4 million, or 35.3%, for the year ended December 31, 2003.
      Newline’s core business is liability insurance, which represented $254.3 million, or 56.8%, of the 2004 gross premiums written by the London Market, compared to $264.1 million, or 60.3%, in 2003. The liability insurance account is written in four business units: financial institutions, directors’ and officers’ liability, professional indemnity, and liability.

U.S. Insurance Division
      The U.S. Insurance division operates through two units, with offices in New York, Chicago and Napa. Hudson Insurance Company provides specialty program insurance products through national and regional agencies and brokerages, as well as through program administrators. Effective January 1, 2003, we commenced, on a new and renewal basis, underwriting physicians medical malpractice and hospital professional liability insurance through a Healthcare unit headquartered in Napa, California. On October 28, 2003 we acquired an excess and surplus lines insurance company, Hudson Specialty, which serves as the main platform for the Healthcare business in 2004. The U.S. Insurance division currently has 96 employees and generated $412.1 million, or 15.4%, of our gross premiums written for the year ended December 31, 2004, compared to $333.8 million, or 12.8%, for the year ended December 31, 2003.
      The following table displays gross premiums written by the U.S. Insurance division for each of the three years in the period ended December 31, 2004.

	Years Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	(Dollars in millions)
Healthcare	$137.7	33.3%	$110.6	33.1%	$—	—%
Property	32.0	7.8	37.9	11.4	27.6	16.4
Casualty	134.2	32.6	97.2	29.1	73.7	43.7
Auto	108.2	26.3	88.1	26.4	67.3	39.9

Total gross premiums written	$412.1	100.0%	$333.8	100.0%	$168.6	100.0%

Retention Levels and Retrocession Arrangements
      Under our current underwriting guidelines for treaties, we impose maximum retentions on a per risk basis. We believe that the levels of gross capacity per property risk that are in place are sufficient to achieve our objective of attracting business in the international markets. The following table illustrates the current gross capacity, maximum retrocession and maximum net retention generally applicable under our underwriting guidelines. Larger limits, including aggregate deductibles, for treaty property, treaty casualty and insurance business may occasionally be written subject to the approval of senior management.

		Maximum
	Gross	Retrocession/	Maximum Net
	Capacity	Reinsurance	Retention

	(Dollars in millions)
Treaty
Property	$10.0		$10.0
Casualty	7.5		7.5
Facultative
Property	10.0	9.0	1.5
Casualty	5.0	1.2	3.8
Insurance
U.S. Program	10.0	9.4	3.8
Healthcare	11.0	10.1	2.5
Newline	19.0	11.9	7.0
      We are subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against this we buy catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, geographical scope of cover and the cost vary from year to year. The maximum recovery from a major United States catastrophic event in 2004 would be $70 million. Specific reinsurance protections are placed also to protect selected portions of our portfolio. In 2004, we purchased a Whole Account Aggregate Excess of Loss cover, of which a portion was available for additional catastrophe reinsurance protection.
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
      The reinsurance broker market consists of several significant national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the financial statements. Our five largest reinsurance brokers accounted for an aggregate of 56% of reinsurance gross premiums written in 2004.
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

Claims
      Claims are managed by our professional claims staff, whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves, and payment of claims. Claims staff recognize that fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to clients and enhances our reputation. In addition to claims assessment, processing and payment, our claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which we believe benefits all parties to the reinsurance arrangement. Claims audits are conducted in the ordinary course of business. In certain instances, a claims audit may be performed prior to assuming reinsurance business. Insurance claims for our Hudson specialty program business are generally handled by third party administrators, who have limited authority and are subject to review by our internal professional claims staff. For the physicians medical malpractice and hospital liability business, we employ a professional claims staff to review and establish claims reserves.
Reserves for Unpaid Losses and Loss Adjustment Expenses
      Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured to the ceding company, the reporting of the loss by the ceding company to the reinsurer, the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer. To recognize liabilities for unpaid losses and loss adjustment expenses, insurers and reinsurers establish reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred on or before the balance sheet date, including events which have not been reported to the ceding company.
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
      Losses and loss adjustment expenses, net of related reinsurance recoverables, are charged to income as incurred. Unpaid losses and loss adjustment expenses comprise the accumulation of case reserves and incurred but not reported reserves. Provisions for inflation and “social inflation” (e.g., awards by judges and juries which progressively increase in size at a rate exceeding that of general inflation) are implicitly considered in the overall reserve setting process as an element of the numerous judgments that are made as to expected trends in average claim severity. Legislative changes may also affect our liabilities, and evaluation of the impact of such changes is made in the reserve setting process.
      The methods of determining estimates for reported and unreported losses and establishing resulting reserves and related reinsurance recoverables are continually reviewed and updated, and adjustments resulting from this review are reflected in income currently. The process relies upon the basic assumption that past experience, adjusted for the effect of current developments and likely trends, is an appropriate basis for predicting future events. However, estimation of loss reserves is a complex process, especially in view of changes in the legal environment which impact the development of loss reserves, therefore quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

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
      During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward and even then the ultimate net liability may be less than or greater than the revised estimates. We use tabular reserving for workers’ compensation liabilities that are considered fixed and determinable and discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2004 is $76.7 million.
      Included in our reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled approximately $62 million and $62 million as of December 31, 2004 and 2003, respectively. The majority of our environmental and asbestos-related liabilities arise from contracts entered into before 1985 and underwritten as standard general liability coverages where the environmental or asbestos-related liabilities were neither clearly defined nor specifically excluded. Significant uncertainty exists as to the ultimate settlement of these liabilities since, among other things, there are inconsistent court resolutions with respect to underlying policy intent and coverage, and uncertainties as to the allocation of responsibility for resultant damages.
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
      Our survival ratio for environmental and asbestos related liabilities as of December 31, 2004 is ten years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is four years and for asbestos related liabilities is fourteen years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on December 31, 2004 plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. Our survival ratio is nine years, prior to the reflection of indemnifications. Refer to note 16 of our consolidated financial statements included in this Form 10-K. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on Asbestos and Environmental claims, dated December 6, 2004.
      The “Ten Year Analysis of Consolidated Net Losses and Loss Adjustment Expense Reserve Development” that follows presents the development of balance sheet loss and loss adjustment expense reserves for calendar years 1994 through 2004. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and loss adjustment expense reserve of $1,906 million as of December 31, 1994, by the end of 2004, $1,560 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,906 million was re-estimated to be $1,834 million as of December 31, 2004. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net redundancy of $37 million as of December 31, 2004 related to December 31, 1995 net loss and loss adjustment expense reserves of $1,987 million, represents the cumulative amount by which net reserves for 1995 have developed favorably from 1995 through 2004.
      Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1997 for $150,000 was first reserved in 1994 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1994 through 1996 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.
      The cumulative redundancy/(deficiency) values for 1996 through 2003 are impacted by significant loss reserve adjustments for Odyssey America and Clearwater. A reserve adjustment in calendar year 1997 on 1996 and prior outstanding losses, recognizing reserve inadequacies in Odyssey America prior to its purchase by Fairfax, accounts for approximately $69 million of the approximate $102 million cumulative deficiency reported for 1996. A reserve adjustment in calendar year 2002 on 2001 and prior outstanding losses, principally recognizing reserve inadequacies in Odyssey America’s United States casualty business written in the 1997-2000 period, accounts for approximately $41 million, $69 million, $78 million and $66 million of the approximate $317 million, $461 million, $574 million and $481 million cumulative deficiencies reported for years 1998 through 2001, respectively. A reserve adjustment in calendar year 2003 on 2002 and prior outstanding losses, principally recognizing reserve inadequacies in Odyssey America’s and Clearwater’s United States casualty business written in the 1997-2000 period, accounts for approximately $135 million, $216 million, $230 million, $136 million and $117 million of the approximate $317 million, $461 million, $574 million, $481 million and $356 million cumulative deficiencies reported for years 1998 through 2002, respectively. A reserve adjustment in calendar year 2004 on 2003 and prior outstanding losses, principally recognizing reserve inadequacies in Odyssey America’s and Clearwater’s United States casualty business written in the 1997-2000 period, accounts for approximately $90 million, $179 million, $242 million, $228 million, $210 million and $176 million of the approximate $317 million, $461 million, $574 million, $481 million, $356 million and $181 million cumulative deficiencies reported for years 1998 through 2003, respectively.
      As discussed in note 5 to our consolidated financial statements included in this Form 10-K, the cumulative redundancy/(deficiency) values for 1995 through 2003 are also impacted by a stop loss agreement involving Clearwater’s loss reserves as of December 31, 1995. Without this stop loss agreement, the cumulative deficiency amounts for 1995 through 2003 would have been $121 million, $244 million, $237 million, $423 million, $549 million, $646 million, $534 million, $391 million and $199 million, respectively. Under the stop loss agreement, Clearwater retroceded, and nSpire Re Limited, a Fairfax subsidiary, agreed to reinsure, 100 percent of Clearwater’s net incurred losses plus cumulative net incurred uncollectable reinsurance recoverables, for accident years 1995 and prior, in excess of approximately $929 million, subject to a cumulative aggregate limit of $175 million.
      The gross cumulative deficiency for 1996 through 2003 was impacted by significant loss reserve adjustments for Odyssey America and Clearwater. A reserve adjustment in calendar year 1997 on 1996 and prior gross outstanding losses, recognizing reserve inadequacies in Odyssey America prior to its purchase by Fairfax, accounts for approximately $140 million of the approximate $408 million gross cumulative deficiency reported for 1996. A reserve adjustment in calendar year 2002 on 2001 and prior gross outstanding losses, principally recognizing reserve inadequacies in Odyssey America’s United States casualty business written in the 1997-2000 period, accounts for approximately $47 million, $60 million, $128 million and $146 million of the approximate $712 million, $948 million, $999 million and $878 million gross cumulative deficiencies reported for years 1998 through 2001, respectively. A reserve adjustment in calendar year 2003 on 2002 and prior gross outstanding losses, principally recognizing reserve inadequacies in Odyssey America’s and Clearwater’s United States casualty business written in the 1997-2000 period, accounts for approximately $133 million, $233 million, $303 million, $278 million and $261 million of the approximate $712 million, $948 million, $999 million, $878 million and $679 million gross cumulative deficiencies reported for years 1998 through 2002, respectively. A reserve adjustment in calendar year 2004 on 2003 and prior gross outstanding losses, principally recognizing reserve inadequacies in Odyssey America’s and Clearwater’s United States casualty business written in the 1997-2000 period, accounts for approximately $183 million, $275 million, $305 million, $296 million, $283 million and $250 million of the approximate $712 million, $948 million, $999 million, $878 million, $679 million and $284 million gross cumulative deficiencies reported for years 1998 through 2003, respectively. Most of this gross loss emergence has been ceded to retrocessional protections. Additionally, environmental and asbestos loss emergence accounts for a substantial portion of the remaining gross cumulative deficiencies for the years 1996 through 2003. All of this environmental and asbestos emergence has been ceded to retrocessional and indemnification protections.
      In summary, the cumulative deficiencies recognized in calendar years 2004, 2003 and 2002 are $181 million, $117 million and $66 million, respectively. Higher loss estimates on United States casualty business for accident years 1997 through 2000 are principally causing the increase on prior years’ loss estimates in these calendar years. The classes of business contributing most to the changes in loss estimates include general casualty, directors and officers, errors and omissions and medical malpractice liability. The casualty insurance loss development patterns for these accident years were not consistent with prior periods due to the extremely competitive environment impacting coverage terms and conditions. This led to the cumulative deficiencies noted.
      A table presenting a reconciliation of beginning and ending reserve balances for calendar years 2004, 2003 and 2002 is provided in note 15 to our consolidated financial statements included in this Form 10-K.

Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table
Presented Net of Reinsurance With Supplemental Gross Data

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

	(Dollars in millions)
Reserves for unpaid losses and LAE	$1,906	$1,987	$1,992	$2,134	$1,988	$1,831	$1,667	$1,674	$1,845	$2,342	$3,136
Paid (cumulative) as of:
One year later	367	476	457	546	594	609	596	616	602	632
Two years later	723	780	837	994	1,055	1,042	1,010	985	999
Three years later	925	1,007	1,142	1,342	1,353	1,333	1,276	1,296
Four years later	1,098	1,208	1,349	1,518	1,546	1,506	1,553
Five years later	1,235	1,322	1,475	1,649	1,675	1,718
Six years later	1,296	1,403	1,586	1,756	1,828
Seven years later	1,349	1,505	1,680	1,848
Eight years later	1,427	1,593	1,758
Nine years later	1,503	1,657
Ten years later	1,560
Liability re-estimated as of:
One year later	1,912	2,001	2,107	2,113	2,034	1,846	1,690	1,740	1,962	2,523
Two years later	1,924	2,074	2,121	2,151	2,043	1,862	1,768	1,904	2,201
Three years later	1,974	2,069	2,105	2,131	2,044	1,931	1,988	2,155
Four years later	1,957	2,008	2,074	2,128	2,085	2,113	2,241
Five years later	1,898	1,977	2,066	2,150	2,216	2,292
Six years later	1,870	1,975	2,066	2,207	2,305
Seven years later	1,870	1,958	2,068	2,244
Eight years later	1,853	1,937	2,094
Nine years later	1,826	1,950
Ten years later	1,834
Cumulative redundancy/(deficiency)	$72	$37	$(102)	$(110)	$(317)	$(461)	$(574)	$(481)	$(356)	$(181)

Gross liability — end of year			$2,647	$2,894	$2,692	$2,570	$2,566	$2,720	$2,872	$3,400	$4,228
Reinsurance recoverables			655	760	704	739	899	1,046	1,027	1,058	1,092

Net liability — end of year			1,992	2,134	1,988	1,831	1,667	1,674	1,845	2,342	3,136

Gross re-estimated liability at December 31, 2004			3,055	3,245	3,404	3,518	3,565	3,598	3,551	3,684
Re-estimated recoverables at December 31, 2004			961	1,001	1,099	1,226	1,324	1,443	1,350	1,161

Net re-estimated liability at December 31, 2004			2,094	2,244	2,305	2,292	2,241	2,155	2,201	2,523

Gross cumulative deficiency			$(408)	$(351)	$(712)	$(948)	$(999)	$(878)	$(679)	$(284)

Investments
      As of December 31, 2004, we held cash and investments totaling $5.2 billion, with a net unrealized gain of $129.8 million. Our overall strategy is to maximize the total return of the investment portfolio, while prudently preserving invested capital for protection of policyholders and providing sufficient liquidity for the payment of claims and other policy obligations. Our investment policy provides the flexibility to implement this strategy.
      Our investment guidelines, which are approved by our Board of Directors, stress preservation of capital, market liquidity, diversification of risk and a long-term, value-oriented strategy. All investments are to be made using the value approach, by investing in securities that we believe are selling below their intrinsic value, in order to protect capital from loss and generate above-average, long term total returns.

      With regard to equities, no attempt is made to forecast the economy or the stock market. Equities are selected on the basis of selling prices which are at a substantial discount to conservatively estimated intrinsic values. Downside protection is obtained by seeking a margin of safety in terms of a sound financial position.
      With regard to fixed income securities, no attempt is made to forecast the economy or interest rates. Rather, fixed income securities are selected on the basis of yield spreads over Treasury bonds, subject to stringent credit analysis. Securities meeting these criteria may not be readily available, in which case Treasury bonds are emphasized. The fixed income portfolio currently has an average credit quality of “AA” as measured by Standard & Poor’s. Notwithstanding the foregoing, our investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities.
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

	At December 31,

	2004	2003

	(Dollars in millions)
Fixed income securities, at fair value	$2,505.6	$1,597.7
Equity securities, at fair value	869.9	447.7
Equity securities, at equity	165.5	117.5
Cash, cash equivalents and short-term investments	1,369.8	1,806.8
Other invested assets	149.1	267.5
Cash collateral for borrowed securities and other	176.5	—

Total cash and invested assets	$5,236.4	$4,237.2

      As of December 31, 2004, the fixed income portion of our invested asset portfolio had a dollar weighted average rating of “AA,” an average duration of 9.7 years and an average yield to maturity of 5.2% before investment expenses.
      Market Sensitive Instruments. Our investment portfolio includes investments that are subject to changes in market values as interest rates change. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would cause a decrease in total return of approximately 9.3% and 17.2%, respectively, which equates to a decrease in market value of approximately $234.1 million or $431.9 million, respectively, on a portfolio valued at $2.5 billion as of December 31, 2004. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

      The following table summarizes the fair value of our investments (other than affiliated equity investments and other invested assets) at the dates indicated.

	At December 31,

Type of Investment	2004	2003

	(Dollars in millions)
United States government and government agencies and authorities	$1,363.0	$851.5
States municipalities and political subdivisions	183.5	209.1
Foreign governments	344.4	82.3
Public utilities	—	39.2
All other corporate	614.7	415.6

Total fixed income securities	2,505.6	1,597.7
Equity securities	869.9	447.7
Short-term investments	213.4	218.2
Cash and cash equivalents	1,156.4	1,588.7

Total	$4,745.3	$3,852.3

      The following table summarizes the fair value by contractual maturities of our fixed income securities portfolio at the dates indicated.

	At December 31,

	2004	2003

	(Dollars in millions)
Due in less than one year	$70.7	$306.2
Due after one through five years	237.3	129.6
Due after five through ten years	137.0	73.0
Due after ten years	2,060.6	1,088.9

Total	$2,505.6	$1,597.7

      The contractual maturities reflected above may differ from the actual maturities due to the existence of call or put features. As of December 31, 2004 and 2003, approximately 4% and 3%, respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. As of December 31, 2004 and 2003, approximately 4% and 5%, respectively, of the fixed income securities shown above had a put feature, which, at our option, required the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above, if the call feature or put feature is exercised, the actual maturities will be shorter than the contractual maturities shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be the same as the contractual maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be the same as the contractual maturities shown above if the investor elects not to exercise its put feature, but to hold the securities to their final maturity dates.

      Quality of Debt Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2004	2003

AAA/ Aaa	82.4%	78.1%
AA/ Aa2	4.0	2.4
A/ A2	0.1	1.9
BBB/ Baa2	0.2	1.1
BB/ Ba2	3.4	4.6
B/ B2	1.1	4.4
CCC/ Caa or lower, or not rated	8.8	7.5

Total	100.0%	100.0%

      As of December 31, 2004, 13.3% of our fixed income securities were rated BB/ Ba2 or lower compared to 16.5% as of December 31, 2003. During 2004, the ratings of certain investments declined. In addition, we acquired certain securities in this category, during 2004, as we believe these securities will provide a favorable investment return.
Competition
      The worldwide property and casualty reinsurance business is highly competitive. Globally, the competitive marketplace of the 1990s resulted in decreasing prices and broadening contract terms. Poor financial results associated with those years, compounded by the September 11th terrorist attack and stock market reversals, have resulted in changes in management and ownership of several reinsurers, with some competitors withdrawing from key markets. Improving trends, apparent in 2001, continued in 2002 and 2003 and for certain classes of business in 2004; however, during 2004, the improving trends of recent years moderated considerably and we cannot predict how long these improvements will maintain the current level of pricing, terms and conditions. The improvement in pricing levels and contract terms attracted new capital to the industry, with most of the new competitors choosing Bermuda as their domicile. In addition, a number of existing market participants raised new capital, thereby strengthening their ability to compete. Our competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, and domestic and European underwriting syndicates. Some of these competitors have longer operating histories, larger customer bases and substantially greater underwriting, marketing, and administrative resources than OdysseyRe.
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
      In our primary insurance business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. Hudson and our Healthcare units compete with other providers of specialty program business and physicians medical malpractice business, Lloyd’s syndicates, larger multi-national insurance groups, and alternative risk management programs. Pricing is a primary means of competition in the specialty program and physicians medical malpractice business. We are committed to maintaining our underwriting standards and as a result, our premium volume may vary based on existing market conditions.
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
Employees
      As of December 31, 2004, we had 558 employees. We believe our relationship with our employees is satisfactory.
Regulatory Matters
      We are subject to regulation under the insurance statutes, including insurance holding company statutes, of various jurisdictions, including Connecticut, the domiciliary state of Odyssey America, Delaware, the domiciliary state of Clearwater, Hudson and Clearwater Select, New York, the domiciliary state of Hudson Specialty, and the United Kingdom, the domiciliary jurisdiction of Newline. Newline is also subject to regulation by the Council of Lloyd’s. In addition, we are subject to regulation by the insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business.

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

Dividends
      Because our operations are conducted primarily at the subsidiary level, we are dependent upon dividends from our subsidiaries to meet our debt and other obligations and to declare and pay dividends on our common stock in the future should our Board of Directors decide to do so. The payment of dividends to us by our operating subsidiaries is subject to limitations imposed by law in Connecticut, Delaware, New York and the United Kingdom.
      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the Insurance Commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the Insurance Commissioner has approved the payment within the 30-day period. Under the Connecticut Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12 month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware Insurance Code, an “extraordinary” dividend of a property and casualty insurer is a dividend the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2005 without requiring prior approval of regulatory authorities is approximately $167.6 million.
      New York law provides that an insurer domiciled in New York must obtain the prior approval of the state insurance commissioner for the declaration or payment of any dividend that, together with dividends declared or paid in the preceding 12 months, exceeds the lesser of (i) 10% of policyholders’ surplus as shown by its last statement on file with the New York Insurance Department and (ii) adjusted net investment income (which does not include realized gains or losses) for the preceding 12-month period. Adjusted net investment income includes a carry forward of undistributed net investment income for two years. Such declaration or payment is further limited by earned surplus, as determined in accordance with statutory accounting practices prescribed or permitted in New York. Under New York law, an insurer domiciled in New York may not pay dividends to shareholders except out of “earned surplus,” which in this case is defined as “the portion of the surplus that represents the net earnings, gains or profits, after the deduction of all losses, that have not been distributed to the shareholders as dividends or transferred to stated capital or capital surplus or applied to other purposes permitted by law but does not include unrealized appreciation of assets.”
      United Kingdom law prohibits any U.K. company, including Newline, from declaring a dividend to its stockholders unless such company has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on a company’s accumulated realized profits less its accumulated realized losses. While there are no statutory restrictions imposed by the United Kingdom insurance regulatory laws upon an insurer’s ability to declare dividends, insurance regulators in the United Kingdom strictly control the maintenance of each insurance company’s solvency margin within their jurisdiction and may restrict an insurer from declaring a dividend beyond a level which the regulators determine would adversely affect an insurer’s solvency requirements. It is common practice in the United Kingdom to notify regulators in advance of any significant dividend payment.

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

The National Association of Insurance Commissioners (“NAIC”) and Accreditation
      The NAIC is an organization that assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. The NAIC has instituted its Financial Regulatory Accreditation Standards Program (“FRASP”) in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an “accredited” state. If a state is not accredited, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The States of Connecticut and Delaware are accredited under FRASP. The State of New York, Hudson Specialty’s state of domicile, is not accredited under FRASP. There can be no assurance that, should the State of New York remain unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by New York. We do not believe that the refusal by an accredited state to accept financial examination reports prepared by New York, should that occur, would have a material adverse impact on our insurance businesses.

Risk-Based Capital Requirements
      In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. Connecticut, Delaware and New York have each adopted risk-based capital legislation for property and casualty insurance and reinsurance companies that is similar to the NAIC risk-based capital requirement. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (1) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (2) declines in asset values arising from credit risk; and (3) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of company or regulatory action, depending on the level of capital inadequacy. The surplus levels (as calculated for statutory annual statement purposes) of our operating insurance companies are above the risk-based capital thresholds that would require either company or regulatory action.

Codification of Statutory Accounting Principles
      The NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) which is intended to standardize regulatory accounting and reporting for the insurance industry. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states of Connecticut and Delaware have adopted the Codification. New York has adopted the Codification, with certain modifications to reflect provisions required by New York law or policy.

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

Legislative and Regulatory Proposals
      From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry that could have an effect on reinsurers. Among the proposals that in the past have been or are at present being considered is the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. In addition, there are a variety of proposals being considered by various state legislatures. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.
      Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. Federal and state legislators and regulators have considered numerous statutory and regulatory initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by:

•	providing government supported insurance and reinsurance capacity in markets and to consumers that we target;

•	requiring our participation in pools and guaranty associations;

•	regulating the terms of insurance and reinsurance policies; or

•	disproportionately benefiting the companies of one country over those of another.

Terrorism Risk Insurance Act of 2002
      The Terrorism Risk Insurance Act of 2002 (TRIA) established a program under which the U.S. federal government will share with the insurance industry the risk of loss from certain acts of international terrorism. The program is applicable to substantially all commercial property and casualty lines of business (with the notable exception of reinsurance), and participation by insurers writing such lines is mandatory. Under TRIA, all applicable terrorism exclusions contained in policies in force on November 26, 2002 were voided. For policies in force on or after November 26, 2002, insurers are required to provide coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts which may not differ materially from other policy coverages. To be covered under TRIA, aggregate losses from the act must exceed $5.0 million, the act must be perpetrated within the U.S. on behalf of a foreign person or interest and the U.S. Secretary of the Treasury must certify that the act is covered under the program.
      Under TRIA, the federal government will reimburse insurers for 90% of losses above a defined insurer deductible. The deductible for each participating insurer is based on a percentage of the combined direct earned premiums in the preceding calendar year of the insurer, defined to include its subsidiaries and affiliates. In 2005, the deductible is equal to 15% of the insurer’s combined direct earned premiums for 2004. Federal reimbursement of the insurance industry pursuant to TRIA is limited to $100.0 billion in 2005. Under certain circumstances, the federal government may require insurers to levy premium surcharges on policyholders to recoup for the federal government its reimbursements paid.
      While the provisions of TRIA and the purchase of certain terrorism reinsurance coverage mitigate our exposure in the event of a large-scale terrorist attack, our effective deductible is significant. Further, our exposure to losses from terrorist acts is not limited to TRIA events since domestic terrorism is generally not excluded from our policies and, regardless of TRIA, some state insurance regulators do not permit terrorism exclusions for various coverages or causes of loss. Accordingly, we continue to monitor carefully our concentrations of risk.
      Primary insurance companies providing commercial property and casualty insurance in the U.S., such as Hudson and Hudson Specialty, are required to participate in the TRIA program. TRIA generally does not purport to govern the obligations of reinsurers, such as Odyssey America. The TRIA program is scheduled to expire at the end of 2005, although bills have been introduced in Congress to extend the program. There is substantial uncertainty as to whether Congress will extend the program, and it is possible that the non-renewal of TRIA could adversely affect the industry, including us.

Other Industry Developments
      The New York Attorney General’s office and other governmental and regulatory bodies are investigating allegations relating to a wide range of practices in the insurance and reinsurance industry, including contingent commissions payments and allegations of price fixing, market allocation, or bid rigging. As of the date hereof, we have not been contacted by any of these parties, although we have received and responded to demands to produce information from several state insurance departments as part of the industry-wide review being conducted by these states. We intend to cooperate with these requests and others we may receive from governmental and regulatory bodies.
      We have undertaken to review our practices in light of the matters being reviewed by the New York Attorney General and other governmental authorities. This review is ongoing. We are actively monitoring these ongoing, industry-wide investigations. It is possible that these investigations or related regulatory developments will mandate changes in industry practices in a fashion which increases our costs or requires us to alter aspects of the way we do business.
Risk Factors
      Factors that could cause our actual results to differ materially from those described in the forward-looking statements contained in this Form 10-K and other documents we file with the Securities and Exchange Commission include the risks described below. You should also refer to the other information in this Annual Report on Form 10-K, including the financial statements and accompanying notes thereto.

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
      As of December 31, 2004, we had net unpaid losses and loss adjustment expenses of approximately $3,135.9 million. We incurred losses and loss adjustment expenses of $1,629.6 million, $1,325.8 million and $987.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Reinsurance claim reserves represent estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of claims incurred. We utilize both proprietary and commercially available actuarial models as well as historical reinsurance industry loss development patterns to assist in the establishment of appropriate claim reserves. In contrast to casualty losses, which frequently can be determined only through lengthy and unpredictable litigation, non-casualty property losses tend to be reported promptly and usually are settled within a shorter period of time. Nevertheless, for both casualty and property losses, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. In addition, because we, like other reinsurers, do not separately evaluate each of the individual risks assumed under reinsurance treaties, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. If our claim reserves are determined to be inadequate, we will be required to increase claim reserves with a corresponding reduction in our net income in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations in a particular period or our financial condition.
      Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies.

Emerging claim and coverage issues could adversely affect our business.
      Unanticipated developments in the law as well as changes in social and environmental conditions could result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially. For example, we could be subject to developments that impose additional coverage obligations on us beyond our underwriting intent, or to increases in the number or size of claims to which we are subject. With respect to our casualty businesses, these legal, social and environmental changes may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by the increased willingness of some market participants to dispute insurance and reinsurance contract and policy wordings.
      The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. As a result, the full extent of our liability under our coverages, and in particular our casualty insurance policies and reinsurance contracts, may not be known for many years after a policy or contract is issued. Our exposure to this uncertainty will grow as our “long-tail” casualty businesses grow, because in these lines of business claims can typically be made for many years, making them more susceptible to these trends than in the property insurance business, which is more typically “short-tail.” In addition, we could be adversely affected by the growing trend of plaintiffs targeting participants in the property-liability insurance industry in purported class action litigation relating to claim handling and other practices.

Unpredictable natural and man-made catastrophic events could cause unanticipated losses and reduce our net income.
      Catastrophes can be caused by various events, including natural events such as hurricanes, windstorms, earthquakes, hailstorms, severe winter weather and fires, and unnatural events such as acts of war, terrorist attacks, explosions and riots. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas, and most of our past catastrophe-related claims have resulted from severe storms. Catastrophes can cause losses in a variety of property and casualty lines for which we provide reinsurance. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon our results of operations and financial condition. It is possible that our models have not adequately captured some catastrophe risks or other risks. We believe it is impossible to completely eliminate our exposure to unforeseen or unpredictable events.

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

A change in demand for reinsurance and insurance could lead to reduced premium rates and less favorable contract terms, which could reduce our net income.
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
      All of these factors fluctuate and may contribute to price declines generally in the reinsurance and insurance industries. Our recent growth in the past several years related in part to overall industry pricing, as relatively more business met our underwriting criteria. However, we expect premium rates and other terms and conditions of insurance and reinsurance contracts to vary in the future, and currently believe that overall industry pricing for many of our products may not improve in 2005, and could decline in some areas. If demand for our products falls or the supply of competing capacity rises, our growth and our profitability may be adversely affected. In particular, we might lose existing customers or decline new business, which we might not regain when industry conditions improve.

If we are unable to maintain a favorable financial strength rating, certain existing business may be subject to termination, and it may be more difficult for us to write new business.
      Third party rating agencies assess and rate the claims-paying ability of reinsurers and insurers based upon criteria established by the rating agencies. Periodically the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. The claims-paying ability ratings assigned by rating agencies to reinsurance or insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations, and are not directed toward the protection of investors. Ratings by rating agencies are not ratings of securities or recommendations to buy, hold or sell any security. In the event our companies were to be downgraded by any or all of the rating agencies, some of our business would be subject to provisions which could cause, among other things, early termination of contracts, or a requirement to post collateral at the direction of our counterparty. We cannot precisely estimate the amount of premium that would be at risk to such a development, or the amount of additional collateral that might be required to maintain existing business, as these amounts would depend on the particular facts and circumstances at the time, including the degree of the downgrade, the time elapsed on the impacted in-force policies, and the effects of any related catastrophic event on the industry generally. We cannot assure you that our premiums would not decline, or that our profitability would not be affected, perhaps materially, following a ratings downgrade.
      Our insurance and reinsurance subsidiaries maintain a rating of “A” (Excellent) from A.M. Best, an “A–” (Strong) counterparty credit and financial strength rating from Standard & Poor’s and an “A3” (Good Financial Security) financial strength rating from Moody’s. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers.

If our current and potential customers change their trading requirements with respect to minimum required financial strength or claims paying ratings, or materially increase their counterparty collateral requirements, the demand for our products could be reduced and our profitability could be adversely affected.
      Insureds, insurers and insurance and reinsurance intermediaries use financial ratings as an important means of assessing the financial strength and quality of insurers and reinsurers. In addition, the rating of a company purchasing reinsurance may be affected by the rating of its reinsurer. For these reasons, credit committees of insurance and reinsurance companies regularly review and in some cases revise their requirements with respect to the insurers and reinsurers from whom they purchase insurance and reinsurance. If one or more of our current or potential customers were to raise their minimum required financial strength or claims paying ratings above the ratings held by us or our insurance and reinsurance subsidiaries, or if they were to materially increase their collateral requirements, the demand for our products could be reduced, our premiums could decline, and our profitability could be adversely affected.

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

The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.
      The current agreements governing our bank credit facility and our 7.49% senior notes due 2006 contain numerous covenants that limit our ability to, among other things, borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These agreements also require us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility or our noteholders could declare a default and demand immediate repayment of all amounts owed to them.

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
      We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five reinsurance brokerage firms accounted for 56% of our reinsurance gross premiums written for the year ended December 31, 2004. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

Our business could be adversely affected as a result of political, regulatory, economic or other influences in the insurance and reinsurance industries.
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
      Increasingly, governmental authorities in both the U.S. and worldwide appear to be interested in the potential risks posed by the reinsurance industry as a whole, and to commercial and financial systems in general. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, we believe it is likely there will be increased regulatory intervention in our industry in the future.
      For example, we could be adversely affected by governmental or regulatory proposals that:

•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	mandate the terms of insurance and reinsurance policies; or

•	disproportionately benefit the companies of one country over those of another.

Certain business practices of the insurance industry have become the subject of investigations by government authorities and the subject of class action litigation.
      In October 2004, New York State’s Attorney General filed a civil lawsuit accusing one of the United States’ largest insurance brokers of fraudulent behavior, including alleged participation in bid-rigging schemes and acceptance of improper payments from insurance carriers in exchange for agreeing not to shop quotes for their customers. In addition, a number of property and casualty insurance companies are also being investigated by the New York State Attorney General’s office for their alleged participation in these schemes or agreements. Neither OdysseyRe nor our insurance or reinsurance subsidiaries are defendants in the civil lawsuit that the New York State Attorney General filed against the insurance broker. However, the investigation concerns an evolving area of the law, and we can give no assurance regarding its consequences for the industry or us.
      Subsequent to the announcement of these actions, numerous other state attorneys general, the National Association of Insurance Commissioners, and individual state insurance departments have commenced investigations of insurance industry business practices, and a U.S. Congressional committee has conducted hearings on several of these issues. Also, the Securities and Exchange Commission has indicated that it is investigating the use of insurance products allegedly used to “smooth” earnings or otherwise to bolster reported financial results. In addition to these government investigations, class action lawsuits relating to these business practices have been filed against various members of the insurance industry. Because these governmental investigations and lawsuits continue to grow in number and spread in scope, it is not possible at this time to determine the ultimate impact upon the insurance industry and us.

      Activities being investigated include participation in contingent commission structures and other agreements under which brokers receive additional commissions based upon the volume and/or profitability of business placed with an insurer. Industry operating policies and practices may be impacted by the outcome of these investigations. In addition, the negative publicity associated with these lawsuits and investigations have precipitated increased volatility in the prices of securities issued by companies throughout the insurance industry. Negative publicity may also result in increased regulation and legislative scrutiny of industry practices as well as increased litigation, which may further increase our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our marketing practices, products or services and increasing the regulatory burdens under which we operate. However, we believe that our commission programs and payments to brokers and agents comply with applicable laws and regulations.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments.
      In addition, Hudson, which writes insurance in 44 states and the District of Columbia on an admitted basis, is subject to extensive regulation under state statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as: rate setting; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Hudson’s business and, accordingly, expect our regulatory burden to increase.

Our utilization of program managers and other third parties to support our business exposes us to operational and financial risks.
      Our primary insurance operations rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our business in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program managers would be unable to substantially indemnify us for their contractual breach. We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. This exposes us to their credit and operational risk, without necessarily relieving us of our obligations to potential insureds. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage claims activity that we expect to arise in our program operations. Although we have implemented monitoring and other oversight protocols, we can not assure you that these measures will be sufficient to alleviate all of these exposures.
      We are also subject to the risk that our successful program managers will not renew their programs with us. Our contracts are generally for defined terms of as little as one year, and either party can cancel the contract in a relatively short period of time. We cannot assure you that we will retain the programs that produce profitable business or that our insureds will renew with us. Failure to retain or replace these producers would impair our ability to execute our growth strategy, and our financial results could be adversely affected.

We could be adversely affected if the Terrorism Risk Insurance Act of 2002 is not renewed.
      In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attack, TRIA was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. It is possible that TRIA will not be renewed following 2005, or could be adversely amended, which could adversely affect the insurance industry if a material subsequent event occurred. Given these uncertainties, we are currently unable to determine with certainty the impact that TRIA’s non-renewal could have on us.

Risks Related to Our Common Stock

Because our controlling stockholder intends to retain control, you may be unable to realize a gain on your investment in our common stock in connection with an acquisition bid.
      Fairfax, through its subsidiaries, TIG Insurance Group, TIG Insurance Company, ORH Holdings Inc., United States Fire Insurance Company, Fairfax Financial (US) LLC and Fairfax Inc., owns approximately 81% of our outstanding common stock. Consequently, Fairfax is in a position to determine the outcome of corporate actions requiring stockholder approval, including:

•	electing members of our Board of Directors;

•	adopting amendments to our charter documents; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.
      In addition, Fairfax has provided us, and continues to provide us, with certain services. All of our directors, except for Mr. Barnard, also are directors or officers of Fairfax or certain of its subsidiaries. Conflicts of interest could arise between us and Fairfax or one of its subsidiaries, and any conflict of interest may be resolved in a manner that does not favor us.
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
      Our corporate offices are located in approximately 98,360 total square feet of leased space in Stamford, Connecticut. Our other locations occupy a total of approximately 118,653 square feet, all of which are leased. The Americas division operates out of offices in New York, Stamford, Mexico City, Miami, Santiago and Toronto, the EuroAsia division operates out of offices in Paris, Singapore, Stockholm and Tokyo, the London Market division operates out of offices in London and Bristol, and the U.S. Insurance division operates out of offices in New York, Stamford, Chicago and Napa.

Item 3.	Legal Proceedings
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Treaties”). London Life has alleged that Odyssey America has improperly administered the Treaties. The arbitration hearing is scheduled for November 2005. Odyssey America finds London Life’s claims to be without merit and is vigorously defending the arbitration. At this stage of the proceedings it is not possible to make a determination regarding the outcome of this matter; however, Odyssey America expects the arbitration panel to enforce the Treaties in its favor.
      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30 million, including a “special payment” of $26 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share Reinsurance Agreements (the “Treaties”). In May 2003, Gulf initiated litigation against two other reinsurers that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In late July 2003, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey America and the other reinsurers have answered the complaint and discovery has commenced. Among other things, Odyssey America contends that, (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) alternatively, the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. At this early stage, it is not possible to make any determination regarding the likely outcome of this matter.
      In October 2002, a dispute arose between Odyssey America and a retrocessionaire arising from an excess of loss retrocessional contract pursuant to which the retrocessionaire reinsured Odyssey America for certain exposures assumed by Odyssey America from a third party insurer. At December 30, 2004, Odyssey America entered into commutation and release agreements that provide for the settlement of all claims relating to this matter. The settlement was confirmed by the court on February 8, 2005. We anticipate final resolution of this matter early in the second quarter of 2005, and that such resolution will not be material to us.
      In the normal course of our business, we may become involved in various other claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Common Stock
      The principal United States market on which the shares of our common stock are traded is the New York Stock Exchange (“NYSE”). As of January 31, 2005, the approximate number of holders of our common stock, including those whose common stock is held in nominee name, was 6,798. Quarterly high and low sales prices per share of the Company’s common stock, as reported by the New York Stock Exchange composite for each quarter in the years ended December 31, 2004 and 2003 are as follows:

Quarter Ended	High	Low

March 31, 2004	$27.14	$22.28
June 30, 2004	27.80	23.57
September 30, 2004	24.64	21.40
December 31, 2004	25.40	20.09

March 31, 2003	$19.28	$15.55
June 30, 2003	22.53	17.88
September 30, 2003	22.17	18.00
December 31, 2003	23.29	20.10
      Fairfax owns approximately 81% of the outstanding shares of our common stock through its subsidiaries, TIG Insurance Group (43.7%), TIG Insurance Company (19.5%), ORH Holdings Inc. (9.5%), Fairfax Financial (U.S.) LLC (6.6%), United States Fire Insurance Company (1.2%) and Fairfax Inc. (0.1%).
Dividends
      In each of the four quarters of 2004, we declared a dividend of $0.03125 per share on our common stock, resulting in an aggregate annual dividend of $0.125 per share, totaling $8.1 million. The dividends were paid on March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004. In each of the first three quarters of 2003, we declared a dividend of $0.025 per share on our common stock. In the fourth quarter of 2003, we declared a dividend of $0.03125 per share of our common stock, resulting in an aggregate annual dividend of $0.10625 per share, totaling $6.9 million. The dividends were paid on March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003.
      While it is the intention of our Board of Directors to declare quarterly cash dividends, the declaration and payment of future dividends, if any, by us will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, general business conditions and legal restrictions regarding the payment of dividends by us, and other factors. The payment of dividends by us is subject to limitations imposed by laws in Connecticut, Delaware, New York and the United Kingdom. For a detailed description of these limitations, see Part I, Item 1 — “Business — Regulatory Markets — Regulation of Insurers and Reinsurers — Dividends.”

Issuer Purchases of Equity Securities
      The following table sets forth purchases made by the Company of its shares of common stock under the stock purchase program during the three months ended December 31, 2004:

					Total Number	Maximum
					of Shares	Number
					Purchased as	of Shares that
					Part of Publicly	may yet be
	Total Number		Average Price		Announced	Purchased under
	of Shares		Paid per		Plans or	the Plans or
Period	Purchased		Share		Programs(1)	Programs

October 1 — October 31, 2004	—		—		—	587,000
November 1 — November 30, 2004	—	(2)	—	(2)	—	587,000
December 1 — December 31, 2004	—		—		—	587,000

Total	—		—		—	587,000

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003. It was effective as of such date and expires two years following such date. The Company may repurchase up to 1,000,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

(2)	In November 2004, we purchased $100,000 aggregate principal amount of our 4.375% convertible senior debentures due 2022 (“Convertible Debentures”), in open-market transactions, at an average price of 113.8% of the principal amount purchased. The purchase of the Convertible Debentures was not made pursuant to a publicly announced plan or program. Under certain circumstances, each $1,000 principal amount of Convertible Debentures is convertible into 46.9925 shares of our common stock, and as a result, under such circumstances, $100,000 aggregate principal amount of Convertible Debentures would be convertible into 4,699 shares of our common stock. For more information regarding our Convertible Debentures, see note 17 to our consolidated financial statements.

Item 6.	Selected Financial Data
      The following selected financial data should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes that are included in this Form 10-K. Financial information in the table reflects the results of operations and financial position of OdysseyRe.
      The following GAAP statement of operations and balance sheet data relating to each of the years 2000 through 2004 has been derived from our annual consolidated financial statements, audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and related notes, are included in this Form 10-K.

      We encourage you to read the consolidated financial statements included in this Form 10-K because they contain our complete financial statements for the years ended December 31, 2004, 2003 and 2002. The results of operations for the year ended December 31, 2004 are not necessarily indicative of future results.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
GAAP Statement of Operations Data:
Gross premiums written	$2,656,509	$2,558,156	$1,894,530	$1,153,606	$862,166

Net premiums written	$2,362,577	$2,153,580	$1,631,245	$984,650	$701,334

Net premiums earned	$2,331,067	$1,965,093	$1,432,642	$900,537	$681,831
Net investment income	164,703	134,115	123,028	114,600	126,593
Net realized investment gains	113,464	202,742	135,796	13,313	23,611

Total revenues	2,609,234	2,301,950	1,691,466	1,028,450	832,035

Losses and loss adjustment expenses	1,629,564	1,325,765	987,195	725,767	503,464
Acquisition costs	528,425	476,015	362,262	248,425	198,570
Other underwriting expenses	125,679	101,308	70,269	64,694	53,254
Other expense (income), net	21,207	7,912	4,985	(755)	(3,839)
Interest expense	25,609	12,656	8,689	5,938	—

Total expenses	2,330,484	1,923,656	1,433,400	1,044,069	751,449

Income (loss) before income taxes and cumulative effect of a change in accounting principle	278,750	378,294	258,066	(15,619)	80,586
Federal and foreign income tax provision (benefit)	91,851	129,069	86,751	(7,658)	25,795

Income (loss) before cumulative effect of a change in accounting principle	186,899	249,225	171,315	(7,961)	54,791
Cumulative effect of a change in accounting principle	—	—	36,862	—	—

Net income (loss), as reported	186,899	249,225	208,177	(7,961)	54,791
Adjustments:
Negative goodwill	—	—	—	(8,348)	(8,348)
Goodwill	—	—	—	2,516	2,516

Adjusted net income (loss)(1)	$186,899	$249,225	$208,177	$(13,793)	$48,959

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
BASIC
Weighted average shares outstanding	64,361,535	64,736,830	64,744,067	57,018,497	48,000,000

Basic earnings (loss) per share, before cumulative effect of a change in accounting principle	$2.90	$3.85	$2.65	$(0.14)	$1.14
Cumulative effect of a change in accounting principle	—	—	0.57	—	—

Basic earnings (loss) per share, as reported	2.90	3.85	3.22	(0.14)	1.14
Adjustments:
Negative goodwill	—	—	—	(0.15)	(0.17)
Goodwill	—	—	—	0.05	0.05

Adjusted basic earnings (loss) per share(1)	$2.90	$3.85	$3.22	$(0.24)	$1.02

DILUTED
Weighted average shares outstanding	69,993,136	70,279,467	67,919,664	57,018,497	48,000,000

Diluted earnings (loss) per share, before cumulative effect of a change in accounting principle	$2.71	$3.59	$2.55	$(0.14)	$1.14
Cumulative effect of a change in accounting principle	—	—	0.54	—	—

Diluted earnings (loss) per share, as reported	2.71	3.59	3.09	(0.14)	1.14
Adjustments:
Negative goodwill	—	—	—	(0.15)	(0.17)
Goodwill	—	—	—	0.05	0.05

Adjusted diluted earnings (loss) per share(1)(2)(3)	$2.71	$3.59	$3.09	$(0.24)	$1.02

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Selected GAAP Financial Ratios:
Losses and loss adjustment expense ratio	69.9%	67.5%	68.9%	80.6%	73.9%
Underwriting expense ratio	28.1	29.3	30.2	34.8	36.9

Combined ratio	98.0%	96.8%	99.1%	115.4%	110.8%

GAAP Balance Sheet Data:
Total investments and cash	$5,236,451	$4,237,248	$3,082,403	$2,659,776	$2,641,615
Total assets	7,705,775	6,460,056	5,303,675	4,648,291	4,254,103
Unpaid losses and loss adjustment expenses	4,228,021	3,400,277	2,871,552	2,720,220	2,566,396
Debt obligations	376,040	376,892	206,340	200,000	—
Total stockholders’ equity	1,585,500	1,390,235	1,056,083	820,872	957,875
Book value per share(4)	24.48	21.39	16.25	12.60	19.96
Dividends per share(4)	0.13	0.11	0.10	0.03	1.77

(1)	Assumes retroactive implementation of SFAS Nos. 141 and 142, which relate to goodwill and negative goodwill. These statements were adopted by us on January 1, 2002.

(2)	The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures, which were issued in June 2002, (see note 17 of our consolidated financial statements) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our senior debentures to common stock has been assumed when calculating our diluted earnings per share. The diluted earnings per share for the years ended December 31, 2003 and 2002 have been restated to conform to the requirements of EITF Issue 4-08. See notes 2(k) and 8 of our consolidated financial statements included in this Form 10-K.

(3)	Inclusion of the unvested portion of restricted common stock granted under the Odyssey Re Holdings Corp. Restricted Share Plan would have an anti-dilutive effect on the 2001 diluted earnings per share (i.e., the diluted earnings per share would be greater than the basic earnings per share); accordingly, such shares were excluded from the calculation of the 2001 earnings per share.

(4)	Based on our common stock outstanding of: 64,754,978 shares as of December 31, 2004; 64,996,166 shares as of December 31, 2003; 65,003,963 shares as of December 31, 2002; 65,142,857 shares as of December 31, 2001; and 48,000,000 shares as of December 31, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Odyssey America Reinsurance Corporation. Odyssey America directly or indirectly owns all of the common stock of: Clearwater Insurance Company; Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages a syndicate at

Lloyd’s, Newline Syndicate 1218; Hudson Insurance Company and Hudson Specialty Insurance Company. On November 15, 2004, we acquired Overseas Partners US Reinsurance Company (“Opus Re”), a reinsurance company domiciled in the state of Delaware. Opus Re’s name has been changed to Clearwater Select Insurance Company. On October 1, 2004, we sold all of our shares of First Capital to Fairfax Asia Limited in exchange for Class B non-voting shares of Fairfax Asia, representing a $38.6 million, or approximately 45%, ownership interest in Fairfax Asia. Fairfax Financial Holdings Limited, a Canadian financial services holding company, owned 80.8% of our common stock as of December 31, 2004, and also owns the controlling interest in Fairfax Asia.
      Through our operating subsidiaries, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace. We also underwrite specialty program insurance as well as physicians medical malpractice and hospital professional liability insurance.
      Our gross premiums written for the year ended December 31, 2004 were $2.7 billion, an increase of $98.3 million, or 3.8%, compared to gross premiums written for the year ended December 31, 2003 of $2.6 billion. Continued premium growth was evident in the EuroAsia, London Market and U.S. Insurance divisions while gross premiums written declined in the Americas division. We continue to opportunistically expand in certain classes of business and geographically. Our non-United States operations accounted for 45.9% of our premium volume for the year ended December 31, 2004 compared to 41.9% for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, our net premiums written were $2.4 billion and $2.2 billion, respectively, and our net income was $186.9 million and $249.2 million, respectively. As of December 31, 2004, we had total assets of $7.7 billion and total stockholders’ equity of $1.6 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio, which includes the losses from four hurricanes as discussed below, was 98.0% for the year ended December 31, 2004, an increase of 1.2 percentage points from the 96.8% combined ratio for the year ended December 31, 2003. This continued underwriting profitability is a direct result of our underwriting actions, including improvements in pricing as well as terms and conditions, global diversification and our opportunistic expansion into better performing lines of business.
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
      The U.S. Insurance division is comprised of Hudson, Hudson Specialty and Clearwater. The U.S. Insurance division writes specialty program insurance business, physicians medical malpractice and hospital professional liability business. The U.S. Insurance division operates out of Napa, Chicago and New York.
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

      The following table displays, by division, the estimates included in the years ended December 31, 2004, 2003 and 2002 financial statements related to gross premiums written, acquisition costs, accounts receivable and unearned premium reserves (in millions):

				Change
				For the Year Ended
	As of December 31,			December 31,

Division	2004	2003	2002	2004	2003	2002

	Gross Premiums Written
Americas	$269.0	$270.7	$245.9	$(1.7)	$24.8	$42.6
EuroAsia	115.6	76.0	58.7	39.6	17.3	17.1
London Market	61.2	55.6	50.8	5.6	4.8	10.5

Total	$445.8	$402.3	$355.4	$43.5	$46.9	$70.2

	Acquisition Costs
Americas	$88.6	$96.3	$63.4	$(7.7)	$32.9	$17.3
EuroAsia	33.1	23.8	18.4	9.3	5.4	5.4
London Market	10.7	12.9	11.4	(2.2)	1.6	8.0

Total	$132.4	$133.0	$93.2	$(0.6)	$39.9	$30.7

	Reinsurance Balances Receivable
Americas	$186.8	$194.4	$178.6	$(7.6)	$15.8	$19.5
EuroAsia	79.6	52.4	40.3	27.2	12.1	11.6
London Market	36.8	45.6	42.2	(8.8)	3.4	15.2

Total	$303.2	$292.4	$261.1	$10.8	$31.3	$46.3

	Unearned Premium Reserve
Americas	$162.7	$167.6	$115.8	$(4.8)	$51.7	$11.9
EuroAsia	97.3	55.7	40.3	41.6	15.4	11.6
London Market	13.6	18.9	12.9	(5.4)	6.0	11.5

Total	$273.6	$242.2	$169.0	$31.4	$73.1	$35.0

      Premium estimates, the corresponding acquisition costs and unearned premium reserves are established on a contract level for any significant accounts due but not rendered by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts rendered by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period. Subsequent adjustments, based on actual results, are recorded in the period in which they become known. The estimated accounts receivable balances are considered fully collectable. The estimates primarily represent the most current two underwriting years of accounts for which all corresponding reported accounts have been settled within contract terms. These estimates are considered “critical accounting estimates” because changes in these estimates can materially affect net income.
Expenses
      Our reserves for unpaid losses and loss adjustment expenses reflect estimates, which are considered “critical accounting estimates,” of ultimate claim liability. We perform quarterly reviews of the adequacy of these estimates of ultimate claim liability taking into consideration current and historical claim information, industry information, pricing and loss trends and relevant qualitative information. The effect of such quarterly reviews impacts incurred losses for the current period. Our methodology for evaluating reserve adequacy involves processes that may involve assessment of individual contracts, groups of like contracts, classes of business and business units. The complexities of our operations require analysis on both quantitative and qualitative bases. In addition, the allocation of changes in reserve estimates between underwriting year and accident year require allocations, both qualitative and quantitative. All of these processes, methods and practices appropriately balance actuarial science, business experience, and management judgment in a manner intended to assure the accuracy and consistency of our reserving practice.
      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events occurring in the future. The eventual outcome of these events may be different from the assumptions underlying our reserve estimates. In the event the business environment and loss trends diverge from selected trends, we may have to adjust our reserves accordingly. Management believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of December 31, 2004. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.
      Included in the estimate of ultimate losses and loss expense liabilities is our exposure to asbestos and environmental claims, which are considered to have a long reporting tail. Our reserve for gross unpaid losses and loss expenses for asbestos claims as of December 31, 2004 was $242.2 million. Our provision for gross unpaid losses and loss adjustment expenses for environmental claims as of December 31, 2004 was $29.9 million. Net of reinsurance and indemnifications, unpaid losses and loss adjustment expenses for asbestos and environmental claims were $50.7 million and $10.9 million, respectively, as of December 31, 2004 (see note 16 to the consolidated financial statements).
      As of December 31, 2004, we had gross reserves for unpaid losses and loss adjustment expenses of $4.2 billion, comprised of reported case loss reserves (“case reserves”) of $2.2 billion and incurred but not reported reserves (“IBNR”) of $2.0 billion. We had ceded reserves for unpaid losses and loss adjustment expenses of $1.1 billion, of which $469.8 million was IBNR. Net reserves for unpaid losses and loss adjustment expenses as of December 31, 2004 were $3.1 billion, of which $1.5 billion was case reserves and $1.6 billion was IBNR.
      The Americas division accounted for $2.7 billion of our gross reserves for unpaid losses and loss adjustment expenses, comprised of case reserves of $1.6 billion and IBNR of $1.1 billion as of December 31, 2004. The Americas division ceded reserves for losses and loss adjustment expenses of $752.3 million, of which $229.9 million is IBNR as of December 31, 2004. The Americas division net reserves for unpaid losses and loss adjustment expenses as of December 31, 2004 were $2.0 billion of which $1.1 billion was case reserves and $849.9 million was IBNR.
      The EuroAsia division accounted for $375.4 million of our gross reserves for unpaid losses and loss adjustment expenses, comprised of case reserves of $177.4 million and IBNR of $198.0 million as of December 31, 2004. The EuroAsia division ceded reserves for losses and loss adjustment expenses of $6.2 million, of which $1.7 million is IBNR as of December 31, 2004. EuroAsia division net reserves for unpaid losses and loss adjustment expenses as of December 31, 2004 were $369.2 million, of which $172.9 million was case reserves and $196.3 million was IBNR.
      The London Market division accounted for $778.1 million of our gross reserves for unpaid losses and loss adjustment expenses, comprised of case reserves of $239.6 million and IBNR of $538.5 million as of December 31, 2004. The London Market division ceded reserves for losses and loss adjustment expenses of $188.9 million, of which $132.8 million is IBNR as of December 31, 2004. London Market division net reserves for unpaid losses and loss adjustment expenses as of December 31, 2004 were $589.1 million of which $183.4 million was case reserves and $405.7 million was IBNR.
      The U.S. Insurance division accounted for $344.1 million of our gross reserves for unpaid losses and loss adjustment expenses, comprised of case reserves of $86.2 million and IBNR of $257.9 million as of December 31, 2004. The U.S. Insurance division ceded reserves for losses and loss adjustment expenses of $144.6 million, of which $105.4 million is IBNR as of December 31, 2004. U.S. Insurance division net reserves for unpaid losses and loss adjustment expenses as of December 31, 2004 were $199.5 million, of which $47.0 million was case reserves and $152.5 million was IBNR.

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
Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Gross Premiums Written. Gross premiums written for the year ended December 31, 2004 increased by $0.1 billion, or 3.8%, to $2.7 billion from $2.6 billion for the year ended December 31, 2003. The increase in premium volume is attributable to increases in the EuroAsia division of $145.6 million, or 35.7%, the London Market division of $9.8 million, or 2.2%, and the U.S. Insurance division of $78.2 million, or 23.5%. These increases are offset by a decrease in the Americas division of $158.2 million, or 11.1%.
      On an overall basis, for the year ended December 31, 2004, total reinsurance gross premiums written of $2.0 billion remained relatively unchanged compared to the year ended December 31, 2003. Insurance gross premiums written for the year ended December 31, 2004 were $702.1 million, compared to $634.9 million for the year ended December 31, 2003, a 10.6% increase.
      The Americas division accounted for $1.3 billion, or 47.2%, of our gross premiums written for the year ended December 31, 2004, a decrease of $158.2 million, or 11.1%, compared to $1.4 billion, or 54.7%, of our gross premiums written for the year ended December 31, 2003. Gross premiums written by the United States unit for the year ended December 31, 2004 were $1.0 billion, a decrease of $143.6 million, or 12.1%, compared to $1.2 billion for the year ended December 31, 2003. Decreases in the casualty treaty business of $109.0 million are related to a number of factors, primarily ceding companies increasing their net retentions, non-renewal of certain business which did not meet our underwriting standards, and market competition. Gross premiums written by the Latin America unit for the year ended December 31, 2004 were $171.3 million, an increase of $21.6 million, or 14.4%, compared to $149.7 million for the year ended December 31, 2003. This increase is attributable to an increase in new property business written through our Latin American offices. The Canadian unit had gross premiums written of $46.0 million for the year ended December 31, 2004, a decrease of $33.6 million, or 42.2%, compared to $79.6 million for the year ended December 31, 2003. The decrease is primarily due to the cancellation of certain affiliated Canadian company business during 2004.
      The decrease in the Americas division gross premiums written for the year ended December 31, 2004, compared to 2003, is comprised of decreases in treaty property of $62.1 million (16.7%) and treaty casualty of $125.2 million (15.2%). These decreases are offset by increases in other treaty business of $12.6 million (15.6%) and facultative reinsurance of $16.5 million (11.4%).
      For the year ended December 31, 2004, the EuroAsia division had gross premiums written of $553.7 million, or 20.7%, of our gross premiums written, an increase of $145.6 million, or 35.7%, compared to $408.1 million, or 15.7%, of our gross premiums written for the year ended December 31, 2003. The increase is due to new business and increased participations on existing client business, combined with continued strong renewal rates across most lines of business. Growth has been most notable in the property, motor and credit classes of business. Our EuroAsia division continues to access an increased level of profitable opportunities resulting from recent years’ catastrophe losses, competitor withdrawals and asset impairments, particularly in

Europe. For the year ended December 31, 2004, our Paris office had gross premiums written of $430.7 million, an increase of $130.8 million, or 43.6%, from $299.9 million for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, our Singapore office had gross premiums written of $98.0 million and $90.6 million, respectively, an increase of $7.4 million, or 8.2%.
      The increase in the EuroAsia division gross premiums written for the year ended December 31, 2004, compared to 2003, is comprised of increases in treaty property business of $68.7 million (27.5%), treaty casualty business of $43.6 million (70.3%) and all other treaty lines, principally marine, aerospace and credit, of $30.0 million (42.7%). Property facultative business decreased to $4.5 million for the year ended December 31, 2004 from $8.6 million for the year ended December 31, 2003 as we continue to reduce our exposure on this line of business.
      The London Market division generated $447.7 million, or 16.7%, of our gross premiums written for the year ended December 31, 2004, an increase of $9.8 million, or 2.2%, compared to $437.9 million, or 16.8%, of our gross premiums written for the year ended December 31, 2003. Gross premiums written by the London branch for the year ended December 31, 2004 were $182.5 million, an increase of $28.1 million, or 18.2%, compared to $154.4 million for the year ended December 31, 2003. A portion of this increase is related to $11.4 million of reinstatement premiums due to hurricane activity. Our Lloyd’s syndicate, which mainly writes professional liability insurance business, had gross premiums written of $265.2 million for the year ended December 31, 2004, a decrease of $18.3 million, or 6.5%, compared to $283.5 million for the year ended December 31, 2003.
      The increase in the London branch gross premiums written for the year ended December 31, 2004, compared to 2003, is comprised of increases in treaty property business of $10.5 million (16.8%), treaty casualty business of $12.1 million (35.3%) and treaty marine and aerospace business of $5.5 million (9.6%). The Lloyd’s syndicate business is principally comprised of liability insurance business.
      The U.S. Insurance division accounted for $412.1 million, or 15.4%, of our gross premiums written for the year ended December 31, 2004, an increase of $78.3 million, compared to $333.8 million, or 12.8%, of our gross premiums written for the year ended December 31, 2003. The Program unit had gross premiums written of $274.4 million for the year ended December 31, 2004, an increase of $51.2 million, or 22.9%, compared to $223.2 million for the year ended December 31, 2003. New professional liability and personal automobile programs contributed to the increase in gross premiums written. Our Healthcare unit, which writes physicians medical malpractice insurance and hospital professional liability business, had $137.7 million of premiums written for the year ended December 31, 2004, an increase of $27.1 million, or 24.5%, compared to $110.6 million for the year ended December 31, 2003.
      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2004 decreased by $110.7 million, or 27.4%, to $293.9 million from $404.6 million for the year ended December 31, 2003. The decrease in ceded premiums written relates to decreases in cessions to Odyssey America’s whole account aggregate excess of loss cover of $71.6 million; the cancellation of certain affiliated business of $36.7 million; decreases in the Latin America facultative cessions of $14.3 million, as well as reductions in the cessions of our Newline Syndicate of $15.8 million. These reductions were offset by increased cessions in our catastrophe program for reinstatement premiums of $20.8 million primarily associated with the four hurricanes and an increase in the U.S. Insurance division cessions due to increases in the gross premium volume.
      Net Premiums Written. Net premiums written for the year ended December 31, 2004 increased by $209.0 million, or 9.7%, to $2.4 billion from $2.2 billion for the year ended December 31, 2003. Net premiums written represents gross premiums written less ceded premiums written. The percentage increase in net premiums written is greater than the gross premiums written as a result of the reduction in ceded premiums written as discussed above.
      Net Premiums Earned. Net premiums earned for the year ended December 31, 2004 increased by $366.0 million, or 18.6%, to $2.3 billion from $2.0 billion for the year ended December 31, 2003. The earned premium increased in each of the Company’s divisions. The America’s division increased by $58.7 million, or 5%, reflecting the growth in volume over the past two years, offset by a slight decline in net premiums written in the current year. The EuroAsia division increased by $117.6 million, or 32.2%, reflecting the continued premium growth in the current year. The London Market division increased by $87.0 million, or 26%, reflecting the prior period growth in premium volume, and the U.S. Insurance division increased by $102.7 million, or 107.4%, representing the growth in net premiums written in 2004.
      Net Investment Income. Net investment income for the year ended December 31, 2004 increased by $30.6 million, or 22.8%, to $164.7 million from $134.1 million for the year ended December 31, 2003. This increase is mainly attributable to the reinvestment in 2004 of the significant cash balances maintained during 2003 into asset classes with investment yields substantially greater than the amount earned on the cash balances. As disclosed in note 4 of the consolidated financial statements, net investment income is comprised of gross investment income of $196.6 million less investment expenses of $31.9 million for the year ended December 31, 2004, compared to gross investment income of $170.2 million less investment expenses of $36.1 million for the year ended December 31, 2003. The increase in gross investment income is due to an increase on interest on fixed income securities of $31.9 million, dividends on equity securities of $14.6 million, interest on cash and short term investments of $3.6 million, offset by a decrease in other investments of $23.7 million. Investment expenses decreased by $4.2 million, primarily related to the decrease in the interest on funds held associated with the aggregate excess of loss cover. The direct investment yield was 4.2% and 4.9% for the years ended December 31, 2004 and 2003, respectively.
      Net Realized Investment Gains. Net realized investment gains for the year ended December 31, 2004 decreased by $89.2 million to $113.5 million from a gain of $202.7 million for the year ended December 31, 2003. The decrease in net realized gains is comprised of increases in net gains related to equity securities of $57.3 million and an increase in net gains related to other investments of $3.5 million, offset by decreases in net gains related to fixed income securities, short-term investments, cash and cash equivalents of $100.6 million. Additionally, during 2004, we entered into short sale transactions and Standard & Poor’s index call options, and Standard & Poor’s total return swaps, in each case to provide an economic hedge against a decline in the equity markets. Our derivative and short sale investments resulted in an increase in net realized investment losses for the year ended December 31, 2004 of $49.6 million, principally resulting from a decrease in the fair value of these investments, which is recorded as a net realized investment gain or loss. During 2004, we did not recognize any other than temporary impairment losses on our investment portfolio. Included in net realized investment gains, discussed above, for the year ended December 31, 2003 are $58.8 million of realized losses on the other than temporary write-down of certain fixed income and equity securities.
      Our operating strategy is a total return basis including a value-oriented investment strategy, which results in the periodic recognition of realized capital gains, which can fluctuate significantly from period to period. The net realized investment gains in 2003 were principally related to gains on fixed income securities when interest rates declined to historically low levels.
      Losses and Loss Adjustment Expenses. Incurred losses and loss adjustment expenses increased 22.9% to $1,629.6 million for the year ended December 31, 2004 from $1,325.8 million for the year ended December 31, 2003. The increase in incurred losses and loss adjustment expenses was principally related to the 18.6% increase in net premiums earned, $93.5 million of property catastrophe losses related to the four hurricanes occurring in the third quarter of 2004, and an increase in losses and loss adjustment expenses principally related to casualty classes of business written for accident years prior to 2001 of $181.2 million for the year ended December 31, 2004, compared to $116.9 million for the year ended December 31, 2003. As a result of our reinsurance protection, there were no net adjustments related to asbestos and environmental loss reserves.
      For the Americas division, incurred losses and loss adjustment expenses increased 13.1% to $906.1 million for the year ended December 31, 2004 from $801.3 million for the year ended December 31, 2003. The increase in incurred losses and loss adjustment expenses was principally related to a $58.7 million increase in net premiums earned and $68.0 million of property catastrophe losses related to the four hurricanes occurring in the third quarter of 2004. In the Americas division, net losses and loss adjustment expense reserve adjustments related to accident years 2003 and prior for the year ended December 31, 2004 were $176.0 million, principally related to casualty classes of business. Casualty lines net reserve adjustments for accident years prior to 2001 increased $242.4 million, partially offset by net reserve reductions of $66.4 million on accident years 2001 through 2003. For the year ended December 31, 2003, reserve adjustments of $87.0 million, principally related to casualty exposures, were recorded.
      For the EuroAsia division, incurred losses and loss adjustment expenses increased 20.5% to $299.8 million for the year ended December 31, 2004 from $248.7 million for the year ended December 31, 2003. The increase in the dollar amount is due to the net premiums earned growth of 32.2%, as the loss ratios on the underlying business improved. In the EuroAsia division, net losses and loss adjustment expense reserve adjustments related to accident years 2003 and prior for the year ended December 31, 2004 were $6.6 million, principally related to bond exposures underwritten in 2002. For the year ended December 31, 2003, there were $11.0 million of reserve adjustments related to prior accident years.
      For the London Market division, incurred losses and loss adjustment expenses increased 42.9% to $293.6 million for the year ended December 31, 2004 from $205.5 million for the year ended December 31, 2003 due to the increase in net premiums earned of 26.0% and the property catastrophe losses of $25.4 million related to the four hurricanes occurring in the third quarter of 2004. In the London Market division, net losses and loss adjustment expense reserve adjustments related to accident years 2003 and prior for the year ended December 31, 2004 decreased by $0.2 million. For the year ended December 31, 2003, there were $22.6 million of reserve adjustments principally related to casualty exposures in the Lloyd’s syndicate.
      For the U.S. Insurance division, incurred losses and loss adjustment expenses increased 85.0% to $130.1 million for the year ended December 31, 2004 from $70.4 million for the year ended December 31, 2003. The increase in incurred losses and loss adjustment expenses was principally related to the increase in net premiums earned. In the U.S. Insurance division, net losses and loss adjustment expense reserve adjustments related to accident years 2003 and prior for the year ended December 31, 2004 decreased by $1.2 million. There were $1.4 million of reserve adjustments related to prior accident years in the U.S. Insurance division for the year ended December 31, 2003.
      Acquisition Costs. Acquisition costs for the year ended December 31, 2004 were $528.4 million, compared to $476.0 million for the year ended December 31, 2003, with the increase due to premium growth. The resulting acquisition cost ratio, i.e., acquisition expenses expressed as a percentage of net premiums earned, was 22.7% for the year ended December 31, 2004, compared to 24.2% for the year ended December 31, 2003. The decrease in the acquisition expense ratio is attributable to the increase in premium volume in the EuroAsia, London Market, and U.S. Insurance divisions which has a lower overall acquisition ratio compared to the Americas, which had an overall decrease in net premium volume in 2004 compared to 2003.
      Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2004 were $125.7 million, compared to $101.3 million for the year ended December 31, 2003. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 5.4% for the year ended December 31, 2004, compared to 5.2% for the year ended December 31, 2003. This increase in other underwriting expenses is attributable to an increase in headcount, personnel related costs and other expenses generated by our substantial growth and global and product line diversification over the last three years.
      Other Expenses, Net. Other expenses, net, for the year ended December 31, 2004, were $21.2 million, compared to $7.9 million for the year ended December 31, 2003. The other expense is primarily comprised of the operating expenses of our holding company and includes audit related fees; Sarbanes-Oxley compliance consulting fees; other corporate related legal and consulting fees; and compensation expense, including the amortization of restricted share grants. Other expenses, net, for the year ended December 31, 2004, also includes the minority interest elimination of an investment that is consolidated in our financial statements (see note 4 to our consolidated financial statements).
      Interest Expense. We incurred interest expense, related to our debt obligations, of $25.6 million for the year ended December 31, 2004, compared to $12.7 million for the year ended December 31, 2003. The increase is due primarily to the fourth quarter 2003 issuance of $225.0 million aggregate principal amount of 7.65% senior notes due 2013, offset by the prepayment of $50.0 million aggregate principal amount of our 7.49% senior notes due 2006.

      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the year ended December 31, 2004 decreased by $37.2 million to $91.9 million, compared to $129.1 million for the year ended December 31, 2003, as a result of the decrease in pre-tax income. Our effective tax rates were 33.0% and 34.1% for the years ended December 31, 2004 and 2003, respectively.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Gross Premiums Written. Gross premiums written for the year ended December 31, 2003 increased by $663.7 million, or 35.0%, to $2.6 billion from $1.9 billion for the year ended December 31, 2002. Insurance and reinsurance market conditions improved substantially on a global basis the past two years, providing the key factor for growth. The increase in premium volume is attributable to increases in the Americas division of $232.4 million, or 19.5%, the EuroAsia division of $149.5 million, or 57.8%, the London Market division of $122.6 million, or 38.9%, and the U.S. Insurance division of $165.2 million, or 98.0%.
      On an overall basis, for the year ended December 31, 2003, total reinsurance gross premiums written increased by $404.4 million, or 25.9%, to $2.0 billion from $1.6 billion for the year ended December 31, 2002. Included in this amount are increases in property treaty business of $161.6 million (31.0%) and casualty treaty business of $158.9 million (20.9%). Insurance gross premiums written for the year ended December 31, 2003 were $634.9 million, compared to $369.5 million for the year ended December 31, 2002, a 71.8% increase.
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
      The increase in the Americas division gross premiums written for the year ended December 31, 2003, compared to 2002, is comprised of increases in treaty property business of $67.1 million (22.0%), treaty casualty business of $122.0 million (17.4%), other treaty business of $10.8 million (15.4%) and facultative reinsurance of $32.5 million (28.9%).
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
      The increase in the EuroAsia division gross premiums written for the year ended December 31, 2003, compared to 2002, is comprised of increases in treaty property business of $89.0 million (55.4%), treaty casualty business of $19.5 million (45.9%) and all other treaty lines, principally marine, aerospace and credit, of $42.6 million (153.8%). Property facultative business decreased to $8.6 million for the year ended December 31, 2003 from $24.6 million for the year ended December 31, 2002 as we discontinued this line of business in Europe in 2003.
      The London Market division generated $437.9 million, or 16.8%, of our gross premiums written for the year ended December 31, 2003 as compared to $315.3 million, or 16.3%, of our gross premiums written for the year ended December 31, 2002. Gross premiums written by the London branch for the year ended December 31, 2003 were $154.4 million, an increase of $36.9 million, or 31.4%, compared to $117.5 million for the year ended December 31, 2002. Our Lloyd’s syndicate had gross premiums written of $283.5 million for the year ended December 31, 2003, an increase of $85.7 million, or 43.3%, compared to $197.8 million for the year ended December 31, 2002.
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
      The U.S. Insurance division accounted for $333.8 million, or 12.8%, of our gross premiums written for the year ended December 31, 2003, an increase of $165.2 million, compared to $168.6 million, or 8.7%, of our gross premiums written for the year ended December 31, 2002. For the year ended December 31, 2003, Hudson had gross premiums written of $223.2 million, an increase of $54.6 million, or 32.4%, compared to $168.6 million for the year ended December 31, 2002. The new Healthcare unit established on January 1, 2003 contributed $110.6 million of premiums written for the year ended December 31, 2003.
      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2003 increased by $141.3 million, or 53.7%, to $404.6 million from $263.3 million for the year ended December 31, 2002. The increase in ceded premiums written is attributable to an increase in cessions to the whole account aggregate excess of loss covers associated with prior underwriting years in the amount of $49.3 million, the addition of the Healthcare unit in 2003, which accounted for $37.1 million of the increase, and the increase in cessions attributable to the Hudson business of $22.2 million. The remaining increase in ceded premiums written is attributable to the increase in the gross premiums written.
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
      Included in net realized investment gains for the years ended December 31, 2003 and 2002, respectively, are $58.8 million and $13.0 million of realized losses on the other than temporary write-down of certain fixed income and equity securities.
      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the year ended December 31, 2003 increased by $338.6 million, or 34.6%, to $1,325.8 million from $987.2 million for the year ended December 31, 2002. The increase in losses is a direct result of the increase in net premiums earned and increases in net loss reserves of $116.9 million primarily associated with accident years 1997 to 2000 for U.S. casualty business. The losses and loss adjustment expense ratio for the year ended December 31, 2003 was 67.5%

compared to 68.9% for the year ended December 31, 2002. The improved losses and loss adjustment expense ratio reflects the general improvements in primary and reinsurance pricing.
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
      Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2003 were $101.3 million, compared to $70.3 million for the year ended December 31, 2002. The other underwriting expense ratio, expressed as a percent of premiums earned, was 5.2% for the year ended December 31, 2003, compared to 4.9% for the year ended December 31, 2002. This increase in other underwriting expenses and the related expense ratio is principally attributable to increased headcount from domestic and international expansion, increased premium taxes resulting from an increase in primary insurance premiums, and expenses associated with our Healthcare business and First Capital.
      Other Expenses (Income), Net. Other expenses (income), net, for the year ended December 31, 2003 was a net expense of $7.9 million compared to $5.0 million of net income for the year ended December 31, 2002. The other expense (income), net, for the years ended December 31, 2003 and 2002, is primarily comprised of the operating expenses of the holding company.
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
      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the year ended December 31, 2003 increased by $42.3 million to $129.1 million, from $86.8 million for the year ended December 31, 2002, as a result of the increase in income.
Liquidity and Capital Resources
      Our stockholders’ equity increased by $195.3 million, or 14.0%, to $1.6 billion as of December 31, 2004, from $1.4 billion as of December 31, 2003. The net increase was mainly attributable to net income of $186.9 million, accumulated other comprehensive income, net of deferred taxes, of $24.4 million, offset by a decrease in treasury stock of $6.9 million and dividends paid to stockholders of $8.1 million for the year ended December 31, 2004. We have flexibility with respect to capitalization as a result of our access to the debt and equity markets. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission on February 23, 2004, which we amended on October 5, 2004 and January 26, 2005. This registration statement provides for the offer and sale by OdysseyRe of securities, including equity and debt securities, having a total offering price of up to $400.0 million.
      As a holding company, our assets are principally comprised of the stock of Odyssey America and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, principally Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2005, Odyssey America can pay dividends to us of $167.6 million without prior regulatory approval. Odyssey America’s liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from premiums, collections on losses recoverable and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $603.2 million for the year ended December 31, 2004, compared to $564.1 million for the year ended December 31, 2003. Increased premium collections are directly attributable to the increase in premium volume realized since the latter part of calendar year 2001, which occurred as a result of substantially improved market conditions. Each of our business segments contributed to the improvement in our operating cash flow.
      Total cash used in investing activities for the year ended December 31, 2004 was $1.0 billion compared to total cash provided by investing activities of $359.1 million for the year ended December 31, 2003. Cash and cash equivalents were $1,156.4 million and $1,588.7 million, as of December 31, 2004 and December 31, 2003, respectively. The decrease in cash and cash equivalents mainly resulted from purchases of fixed income securities. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term value oriented investment philosophy. Cash and short-term investments are maintained for liquidity purposes and represented 26.2% and 42.6% as of December 31, 2004 and December 31, 2003, respectively, of total financial statement investments and cash on such dates. Total fixed income securities were $2.5 billion as of December 31, 2004. Total investments and cash amounted to $5.2 billion as of December 31, 2004, an increase of $1.0 billion compared to December 31, 2003. The fixed income securities portfolio has a weighted average security rating of AA, as measured by Standard and Poor’s. The duration of our investment portfolio exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained, our substantial cash provided by operations and our overall capital position.
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
      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at our option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of our common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of December 31, 2004, such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, we may choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. It is our intent to settle any debt conversion in cash. During the fourth quarter of 2004, we retired $0.1 million of the Convertible Debt. The Convertible Debt is reflected on our balance sheet at a value of $109.9 million, the aggregate principal amount of Convertible Debt outstanding.
      In December 2001, we issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at our option. In November 2003 and June 2002, we prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the senior notes. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement with Bank of America N.A. (“Bank of America”) that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, we sold the variable interest rate instrument for a gain of $6.4 million. The gain has been deferred and is being amortized over the remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the deferred gain was immediately realized. As of December 31, 2004, the aggregate principal amount of the senior notes outstanding was $40.0 million and the remaining deferred gain is $1.5 million.
      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of December 31, 2004, Odyssey America had pledged U.S. treasuries in the amount of $164.7 million in support of a letter of credit and had placed $170.9 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the deposit trust account.
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
      On September 27, 2004, the Company and its subsidiaries Odyssey America, Clearwater, Hudson and Hudson Specialty entered into a Credit Agreement with Bank of America, as administrative agent, lender and letter of credit issuer, and JPMorgan Chase Bank, Citizens National Bank and PNC Bank, as lenders. The Credit Agreement provides for a 364-day revolving credit facility of $90.0 million, which is available for direct, unsecured borrowings by us. The credit facility includes a $65.0 million sub-limit for the issuance of standby letters of credit for our account or one or more of our insurance and reinsurance company subsidiaries. The credit facility will be used for working capital and other corporate purposes, and for the issuance of letters of credit to support reinsurance liabilities. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Bank of America’s publicly announced prime rate. Alternatively, at our option, loans will bear interest at the “Eurodollar Rate,” which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 1.250%.
      On February 18, 2005, our Board of Directors declared a quarterly cash dividend of $0.03125 per share to be paid on or before March 31, 2005 to all stockholders of record as of March 17, 2005. During each of the four quarters of 2004, our Board of Directors declared quarterly cash dividends of $0.03125 per share, resulting in an aggregate dividend of approximately $2.0 million paid in each quarter. The fourth quarter 2004 dividend of approximately $2.0 million was declared on November 18, 2004 and paid on December 31, 2004 to all stockholders of record as of December 15, 2004. During each of the first three quarters of 2003, dividends of $0.025 per common share were declared, resulting in an aggregate dividend of approximately $1.6 million in each quarter. On November 18, 2003, our Board of Directors declared a cash dividend of $0.03125 per common share. The total dividend of approximately $2.0 million was paid on December 31, 2003.
Financial Strength and Credit Ratings
      The Company and its subsidiaries are assigned financial strength (insurance) and credit ratings from internationally recognized rating agencies such as A.M. Best, Standard & Poor’s and Moody’s.
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
      These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of December 31, 2004 were: A.M. Best: “A” (Excellent), Standard & Poor’s: “A-” (Strong) and Moody’s: “A3” (Good Financial Security). These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.
Accounting Pronouncements
      The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures (see note 17 of our consolidated financial statements) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our senior debentures to common stock has been assumed when calculating our diluted earnings per share. The diluted earnings per share for the years ended December 31, 2003 and 2002 have been restated to conform to the requirements of EITF Issue 4-08. See note 8 of our consolidated financial statements included in this Form 10-K.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. In addition, SFAS 123R requires that excess tax benefits related to stock compensation expense be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
      We are evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method, and the related financial statement impact.
      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The primary criteria to be met is that the repatriated funds must be reinvested in the United States and we are evaluating whether we can meet that criteria given our current U.S. and foreign capital structure. The FSP 109-2 provides accounting and disclosure guidance for the repatriation provision.
      The FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. The FSP 109-2 calls for enhanced disclosures of, among other items, the status of a company’s evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations.
Off-Balance Sheet Arrangements
      We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in note 12 of our consolidated financial statements included in this Form 10-K.

Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in market rates and prices.
      We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk.
      All market sensitive instruments discussed in this section relate to our investment assets that are classified as available for sale. As of December 31, 2004, our $5.3 billion investment portfolio includes $2.4 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
Interest Rate Risk
      The table below displays the potential impact of market value fluctuations on our fixed income securities portfolio as of December 31, 2004 and December 31, 2003, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2004			As of December 31, 2003

	Fair Value of			Fair Value of
	Fixed		Hypothetical	Fixed		Hypothetical
	Income	Hypothetical	%	Income	Hypothetical	%
Percent Change in Interest Rates	Portfolio	$ Change	Change	Portfolio	$ Change	Change

	(Dollars in millions)
200 basis point rise	$2,073.7	$(431.9)	(17.2)%	$1,386.8	$(210.9)	(13.2)%
100 basis point rise	2,271.5	(234.1)	(9.3)	1,487.2	(110.5)	(6.9)
Base Scenario	2,505.6	—	—	1,597.7	—	—
100 basis point decline	2,795.1	289.5	11.6	1,748.7	151.0	9.5
200 basis point decline	3,110.4	604.8	24.1	1,916.4	318.7	19.9
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total these securities represent approximately 4% and 5% of the fair market value of the total fixed income portfolio as of December 31, 2004 and December 31, 2003, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of December 31, 2004, we had gross unrealized appreciation on our entire investment portfolio of $293.9 million, which is offset by gross unrealized depreciation of $164.1 million.

Disclosure about Limitations of Interest Rate Sensitivity Analysis
      Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the maintenance of the existing level and composition of fixed income security assets, and should not be relied on as indicative of future results.
      Certain shortcomings are inherent in the method of analysis used in the computation of the fair value of fixed rate instruments. Actual values may differ from those projections presented should market conditions vary from assumptions used in the calculation of the fair value of individual securities, including non-parallel shifts in the term structure of interest rates and a change in individual issuer credit spreads.

Credit Risk
      We have exposure to credit risk, primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
      As of December 31, 2004 and 2003, 86.7% and 92.3%, respectively, of the aggregate of our fixed income securities, short-term investments, cash and cash equivalents portfolio consisted of securities rated investment grade, with 13.3% and 7.7%, respectively, rated below investment grade.

      We believe that this concentration in investment grade securities reduces our exposure to credit risk on these fixed income investments to an acceptable level.

Equity Price Risk
      As an economic hedge against a decline in the equity markets, the Company entered into total return swap transactions on Standard & Poor’s 500 Depository Receipts (“SPDRs”) and The Financial Select SPDR Fund (“XLF”) and, as described below, purchased long Standard & Poor’s and XLF index call options on 100% of the securities underlying the swap transactions. The aggregate notional amount of the swap transactions is $451.8 million. The swap transactions terminate during the fourth quarter of 2006. As of December 31, 2004, the Company has provided $99.2 million of US Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value, based on the remainder of the notional amount less the fair value of the underlying securities. Changes in the fair value of the swap transactions are recorded as realized gains or losses in the consolidated statement of operations. As of December 31, 2004, the net change in the fair value of the swap transactions resulted in a net realized loss of $44.9 million.
      In the third quarter of 2004 the Company sold short SPDRs and XLF as an economic hedge against a decline in its equity portfolio. In order to reduce the margin maintenance requirements for these short positions, the Company replaced the short positions with the total return swaps described above. The margin maintenance requirement related to the total return swaps was $99.2 million as of December 31, 2004.
      As a component of the swap transactions, the Company continues to own Standard & Poor’s 500 and XLF index call options at a cost of $13.6 million, with a strike price of approximately 120% of the notional amount of the swap transactions. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit the maximum potential loss on the swap transactions to 20% ($90.4 million) of the notional amount of the swap transactions. The call options are recorded at fair value in other invested assets in the consolidated balance sheet, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of December 31, 2004, the net change in the fair value of call options resulted in a net realized gain of $6.7 million.
      In addition, as of December 31, 2004, the Company had sold short $49.8 million of borrowed securities, for which it recorded a liability of $56.1 million. The net realized loss was $13.3 million for the year ended December 31, 2004. As of December 31, 2004, the Company provided cash and fixed income securities of $84.7 million as collateral for the borrowed securities. The Company’s net investment income for the year ended December 31, 2004 reflects $2.7 million related to interest expense associated with the borrowed securities.
      In connection with the short sales described above, the Company purchased a Standard & Poor’s 500 index call option at a cost of $1.5 million with a strike price of 120% of the price at which the borrowed securities were sold short. The call option is recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of December 31, 2004, the net change in the fair market value of the call option resulted in a net realized gain of $0.4 million.
      As of December 31, 2004 and 2003, 19.8% and 13.3%, respectively, of our investment and cash portfolio, was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 18.9% and 12.2% as of December 31, 2004 and 2003, respectively, of our investment and cash portfolio, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $98.8 million and $51.5 million as of December 31, 2004 and 2003, respectively, in the fair market value of the total investment portfolio.

Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk is the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2004 and 2003, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.1 billion and $816.4 million, respectively, or 21.6% and 18.9%, respectively, of our investment portfolio, including cash and cash equivalents. The primary foreign currency exposure was in Canadian dollar denominated securities, which represented 4.8% and 5.4% of our investment portfolio as of December 31, 2004 and 2003, respectively, and the British pound, which represented 7.8% and 5.4%, respectively, of our investment portfolio, including cash and cash equivalents. As of December 31, 2004, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a total of $111.6 million decline in the fair value of the total investment portfolio.

Investment Impairment Risk
      We frequently review our investment portfolio for declines in value, and focus our attention on securities which have a market value of less than 80% of their amortized cost at the time of review. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment but rather a temporary decline. Temporary declines in investments will be recorded as unrealized losses in accumulated other comprehensive income. If we determine that a decline is “other than temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations. Our assessments are based on current evaluations of the financial position and future projections of the entity that issued the investment security. Prior assessments can change, depending upon current pertinent information.
      In determining possible impairment of debt securities held as investments, we review market and industry shifts, debt payment schedules that report how current and timely the issuer is with interest and principal payments, the issuer’s current financial position, the effect of foreign exchange rates and relevant analysis by rating agencies, investment advisors and analysts. In determining the possible impairment of equity securities, we review market and industry shifts, historical price to earnings ratios, recent financial statements, independent auditor’s reports on the issuer’s financial statements and any significant recommendations by investment advisors or rating agencies. Additional relevant information is also considered in determining the valuation of an investment.

      The following table reflects our investments’ fair value and gross unrealized depreciation, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government agencies and authorities	$667,309	$(17,214)	16	$511,952	$(32,822)	4	$1,179,261	$(50,036)	20
States, municipalities and political subdivisions	25,995	(358)	5	10,311	(323)	2	36,306	(681)	7
All other corporate	172,495	(1,501)	2	—	—	—	172,495	(1,501)	2

Total investment grade	865,799	(19,073)	23	522,263	(33,145)	6	1,388,062	(52,218)	29

Fixed income securities non- investment grade:
States, municipalities and political subdivisions	4,010	(6,352)	1	—	—	—	4,010	(6,352)	1
All other corporate	114,267	(14,052)	6	—	—	—	114,267	(14,052)	6

Total non-investment grade	118,277	(20,404)	7	—	—	—	118,277	(20,404)	7

Total fixed income	984,076	(39,477)	30	522,263	(33,145)	6	1,506,339	(72,622)	36
Common stocks, at fair value	131,520	(34,004)	4	73,767	(11,342)	1	205,287	(45,346)	5

Total temporarily impaired securities	$1,115,596	$(73,481)	34	$596,030	$(44,487)	7	$1,711,626	$(117,968)	41

      The gross unrealized depreciation of $118.0 million resulted principally from the change in the value of U.S. and non-U.S. equities, the credit quality of fixed income securities and the current interest rate environment.
      Based on the review discussed above, we determined that there were no securities that required an impairment to be recognized in our statement of operations for the year ended December 31, 2004, as we believe the decline in the investment value of certain securities to be temporary. We have the ability and intent to hold these securities until the fair market value recovers.
Disclosure of Contractual Obligations
      The following table provides a payment schedule of present and future obligations (in thousands):

	Payment due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt — principal	$374,900	$—	$40,000	$—	$334,900
Long term debt — interest	247,451	25,017	47,037	44,041	131,356
Capital leases	—	—	—	—	—
Operating leases	96,682	8,338	15,415	13,063	59,866
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Losses and loss adjustment expenses	4,228,021	1,207,472	1,643,278	777,506	599,765

Total	$4,947,054	$1,240,827	$1,745,730	$834,610	$1,125,887

      For further detail on our long term debt principal and interest payments, see note 17 of our consolidated financial statements included in this Form 10-K.
      For further detail on our operating lease payments see note 12 of our consolidated financial statements included in this Form 10-K.
      For further detail on our losses and loss adjustment expenses see note 15 of our consolidated financial statements included in this Form 10-K. Our reserves for losses and loss adjustment expenses do not have contractual maturity dates. However, based on historical payment patterns, we have included an estimate of when we expect our losses and loss adjustment expenses to be paid in the table above. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims. The reserves for unpaid losses and loss adjustment expenses reflected in the table above have not been reduced for reinsurance recoverables on unpaid losses which are reflected in our consolidated balance sheet as an asset of $1,092.1 million as of December 31, 2004. Based on historical patterns, we estimate that we will collect the recoveries as follows: $312.1 million in less than one year; $412.2 million in 1 to 3 years; $193.6 million between three and five years and $174.2 million in more than five years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data
ODYSSEY RE HOLDINGS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of December 31, 2004 and 2003	65
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	66
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	67
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	68
Notes to Consolidated Financial Statements	69
Schedules:
I. Summary of Investments — Other than Investments in Related Parties as of December 31, 2004	111
II. Condensed Financial Information of Registrant as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	112
III. Supplementary Insurance Information as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002	116
IV. Reinsurance for the years ended December 31, 2004, 2003 and 2002	117
VI. Supplementary Information (for Property-Casualty Insurance Underwriters) as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2004, 2003 and 2002	118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      To the Board of Directors and Stockholders of Odyssey Re Holdings Corp.:
      We have completed an integrated audit of Odyssey Re Holdings Corp.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets”.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 4, 2005

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,478,614 and $1,605,378, respectively)	$2,505,630	$1,597,688
Equity securities:
Common stocks, at fair value (cost $736,212 and $376,215, respectively)	869,871	447,700
Common stocks, at equity	165,507	117,489
Short-term investments, at cost which approximates fair value	213,403	218,208
Other invested assets	149,075	267,504
Cash and cash equivalents	1,156,447	1,588,659
Cash collateral for borrowed securities	176,518	—

Total investments and cash	5,236,451	4,237,248
Investment income due and accrued	39,609	21,668
Reinsurance balances receivable	550,198	499,680
Reinsurance recoverables on loss payments	89,912	83,448
Reinsurance recoverables on unpaid losses	1,092,082	1,058,623
Prepaid reinsurance premiums	93,774	110,881
Funds held by ceding insurers	192,346	124,464
Deferred acquisition costs	171,083	168,289
Federal and foreign income taxes recoverable	102,298	71,183
Other assets	138,022	84,572

Total assets	$7,705,775	$6,460,056

LIABILITIES

Unpaid losses and loss adjustment expenses	$4,228,021	$3,400,277
Unearned premiums	832,305	819,840
Reinsurance balances payable	122,182	121,457
Funds held under reinsurance contracts	179,867	199,763
Debt obligations	376,040	376,892
Obligation to return borrowed securities	56,191	—
Other liabilities	325,669	151,592

Total liabilities	6,120,275	5,069,821

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	794,055	793,586
Treasury stock, at cost (387,879 and 146,691 shares, respectively)	(9,426)	(2,549)
Unearned compensation	(4,977)	(3,439)
Accumulated other comprehensive income, net of deferred income taxes	136,849	112,430
Retained earnings	668,348	489,556

Total stockholders’ equity	1,585,500	1,390,235

Total liabilities and stockholders’ equity	$7,705,775	$6,460,056

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except share amounts)
REVENUES
Gross premiums written	$2,656,509	$2,558,156	$1,894,530
Ceded premiums written	293,932	404,576	263,285

Net premiums written	2,362,577	2,153,580	1,631,245
Increase in unearned premiums	(31,510)	(188,487)	(198,603)

Net premiums earned	2,331,067	1,965,093	1,432,642
Net investment income	164,703	134,115	123,028
Net realized investment gains	113,464	202,742	135,796

Total revenues	2,609,234	2,301,950	1,691,466

EXPENSES
Losses and loss adjustment expenses	1,629,564	1,325,765	987,195
Acquisition costs	528,425	476,015	362,262
Other underwriting expenses	125,679	101,308	70,269
Other expense, net	21,207	7,912	4,985
Interest expense	25,609	12,656	8,689

Total expenses	2,330,484	1,923,656	1,433,400

Income before income taxes and cumulative effect of a change in accounting principle	278,750	378,294	258,066

Federal and foreign income tax provision (benefit):
Current	112,300	141,660	6,593
Deferred	(20,449)	(12,591)	80,158

Total federal and foreign income tax provision	91,851	129,069	86,751

Income before cumulative effect of a change in accounting principle	186,899	249,225	171,315
Cumulative effect of a change in accounting principle	—	—	36,862

NET INCOME	$186,899	$249,225	$208,177

BASIC
Weighted average common shares outstanding	64,361,535	64,736,830	64,744,067

Income before cumulative effect of a change in accounting principle	$2.90	$3.85	$2.65
Cumulative effect of a change in accounting principle	—	—	0.57

Basic earnings per common share	2.90	3.85	3.22

DILUTED
Weighted average common shares outstanding	69,993,136	70,279,467	67,919,664

Income before cumulative effect of a change in accounting principle	$2.71	$3.59	$2.55
Cumulative effect of a change in accounting principle	—	—	0.54

Diluted earnings per common share	2.71	3.59	3.09

DIVIDENDS
Dividends declared per common share	$0.125	$0.106	$0.100

COMPREHENSIVE INCOME
Net income	$186,899	$249,225	$208,177
Other comprehensive income, net of tax	24,419	90,694	34,721

Comprehensive income	$211,318	$339,919	$242,898

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except share amounts)
COMMON STOCK
Balance, beginning and end of year	$651	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	793,586	793,334	793,334
Net increase during the year	469	252	—

Balance, end of year	794,055	793,586	793,334

TREASURY STOCK
Balance, beginning of year	(2,549)	(2,305)	—
Purchases during the year	(10,090)	(331)	(2,405)
Reissuance during the year	3,213	87	100

Balance, end of year	(9,426)	(2,549)	(2,305)

UNEARNED COMPENSATION
Balance, beginning of year	(3,439)	(4,572)	(5,704)
Issuance of restricted stock during the year	(3,314)	—	—
Amortization during the year	1,776	1,133	1,132

Balance, end of year	(4,977)	(3,439)	(4,572)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of year	112,430	21,736	(12,985)
Unrealized net gains on securities, net of reclassification adjustments	10,656	49,818	27,565
Foreign currency translation adjustments	13,766	42,098	7,156
Minimum pension liability	(3)	(1,222)	—

Balance, end of year	136,849	112,430	21,736

RETAINED EARNINGS
Balance, beginning of year	489,556	247,239	45,576
Net income	186,899	249,225	208,177
Dividends to stockholders	(8,107)	(6,908)	(6,514)

Balance, end of year	668,348	489,556	247,239

TOTAL STOCKHOLDERS’ EQUITY	$1,585,500	$1,390,235	$1,056,083

COMMON SHARES OUTSTANDING
Balance, beginning of year	64,996,166	65,003,963	65,142,857
Net treasury shares acquired	(241,188)	(7,797)	(138,894)

Balance, end of year	64,754,978	64,996,166	65,003,963

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES
Net income	$186,899	$249,225	$208,177
Less: cumulative effect of a change in accounting principle	—	—	(36,862)

Income before cumulative effect of a change in accounting principle	186,899	249,225	171,315
Adjustments to reconcile net income to net cash provided by operating activities:
Reinsurance balances and funds held, net	(130,323)	(109,151)	(263,666)
Unearned premiums	24,081	198,923	203,898
Unpaid losses and loss adjustment expenses	710,441	497,080	160,398
Federal and foreign income taxes	(25,291)	(13,216)	91,091
Other assets and liabilities, net	(35,263)	(6,851)	38,160
Deferred acquisition costs	(3,690)	(38,400)	(48,764)
Net realized investment gains	(113,464)	(202,742)	(135,796)
Bond discount accrual, net	(10,210)	(10,750)	(2,425)

Net cash provided by operating activities	603,180	564,118	214,211

INVESTING ACTIVITIES
Maturities of fixed income securities	106,654	48,948	34,609
Sales of fixed income securities	1,437,226	4,683,504	2,422,938
Purchases of fixed income securities	(2,304,052)	(4,103,327)	(2,264,108)
Sales of equity securities	335,954	173,085	58,967
Purchases of equity securities	(375,974)	(355,679)	(113,233)
Purchases of other invested assets	(46,400)	(29,860)	(88,781)
Increase related to borrowed securities	39,042	—	—
Decrease related to borrowed securities	(176,518)	—	—
Increase in short-term investments	(26,046)	(18,028)	(155,809)
Acquisitions and dispositions, net of cash acquired	(29,659)	(39,581)	12,133

Net cash (used in) provided by investing activities	(1,039,773)	359,062	(93,284)

FINANCING ACTIVITIES
Dividends	(8,107)	(6,908)	(6,514)
Additional borrowings, net of issuance costs	—	222,480	107,494
Repayments of principal	(100)	(50,000)	(110,000)
Sale of interest rate contract	—	8,667	—
Purchase of treasury stock	(10,091)	(284)	(2,305)

Net cash (used in) provided by financing activities	(18,298)	173,955	(11,325)

Effect of exchange rate changes on cash and cash equivalents	22,679	6,780	—

(Decrease) increase in cash and cash equivalents	(432,212)	1,103,915	109,602
Cash and cash equivalents, beginning of year	1,588,659	484,744	375,142

Cash and cash equivalents, end of year	$1,156,447	$1,588,659	$484,744

Supplemental disclosures:
Interest paid	$25,067	$9,006	$8,664

Income taxes paid (recovered)	$116,557	$142,202	$(4,327)

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Operations
      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Odyssey America Reinsurance Corporation (“Odyssey America”). Odyssey America directly or indirectly owns all of the common stock of Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”) (see note 3); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages a syndicate at Lloyd’s, Newline Syndicate 1218 (collectively, “Newline”); Hudson Insurance Company (“Hudson”); and Hudson Specialty Insurance Company (“Hudson Specialty”). As of December 31, 2004, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, owned 80.8% of OdysseyRe.
      OdysseyRe, through its operating subsidiaries, is a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. The Company also underwrites specialty program insurance, as well as physicians medical malpractice and hospital professional liability insurance.

2.	Summary of Significant Accounting Policies
      The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.
      Significant accounting policies followed by the Company are summarized below:

(a) The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated.

(b) All of the Company’s investments in fixed income securities, which include bonds and notes, and common stocks not accounted for under the equity method, are categorized as “available for sale,” and are recorded at their fair value based on quoted market prices. Common stocks of affiliates are accounted for under the equity method. Short-term investments are carried at cost, which approximates fair value. Other invested assets include limited partnerships and investment funds which are accounted for under the equity method. Other invested assets also include benefit plan trust accounts which are carried at fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Unrealized appreciation or depreciation of the Company’s fixed income and equity securities, net of applicable deferred income taxes, is included in accumulated other comprehensive income. Unrealized losses that are deemed other than temporary are charged to operations. Realized investment gains or losses are determined on the basis of average cost. Investment income, which is reported net of applicable investment expenses, is recorded as earned.

(c) Premiums are earned (net of reinsurance ceded) over the terms of the related insurance policies and reinsurance contracts or certificates. Unearned premium reserves are established for the unexpired portion of insurance policies and reinsurance contracts or certificates. Such unearned premium reserves are computed by pro rata methods based on statistical data or reports received from ceding companies or program administrators. Premiums written and earned and related costs for which data has not been reported by the ceding company are estimated based on historical patterns and statistical and other relevant data. Subsequent adjustments, based on actual results, are recorded in the period they become known. Premium adjustments on deposit contracts and audit premiums are accrued on an estimated basis throughout the contract or policy

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term. Premiums written and earned and the change in unearned premiums are reported net of reinsurance ceded in the consolidated statements of operations. Prepaid reinsurance premiums are reported as assets. A reserve for uncollectible premiums is established based on historical experience.

(d) Acquisition costs, which are reported net of acquisition costs ceded, consist principally of commissions and brokerage expenses incurred on business written under insurance policies and reinsurance contracts or certificates, and are deferred and amortized over the period in which the related premiums are earned. Commission adjustments are accrued based on premiums and losses recorded by the Company. Deferred acquisition costs are limited to their estimated realized value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on historical experience. Realization is determined without consideration of investment income.

(e) A purchase price in excess of net assets (“goodwill”), arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realized value with a corresponding expense reflected in the consolidated statements of operations. Management has determined that the goodwill and intangible assets of $37.1 million and $30.7 million, reflected in other assets as of December 31, 2004 and 2003, respectively, is not impaired. Unamortized deferred credits related to net assets acquired in excess of purchase price (“negative goodwill”) arising from a business combination are recognized as an extraordinary gain in the statement of operations.

Effective January 1, 2002, the Company, in accordance with the provisions of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets,” fully amortized its negative goodwill of $36.9 million related to the 1996 acquisition of Clearwater and reflected the amortization as a cumulative effect of a change in accounting principle in its statement of operations for the year ended December 31, 2002. There is no effect on the Company’s federal and foreign income taxes resulting from the amortization of negative goodwill.

(f) The reserve for unpaid losses and loss adjustment expenses is based on evaluations by the Company’s in-house claims department of the reports and individual case estimates received from ceding companies for reinsurance business or the estimates advised by the Company’s outside claims adjusters for insurance business. The Company’s in-house actuaries utilize generally accepted actuarial methodologies to determine a reserve for losses incurred but not reported on the basis of historical experience and other estimates. The reserves are reviewed continually during the year and changes in estimates are reflected in losses and loss adjustment expenses in the consolidated statements of operations currently. Accordingly, losses and loss adjustment expenses, net of reinsurance recoverables, are charged to income as incurred. Reinsurance recoverables on unpaid losses and loss adjustment expenses are reported as assets. A reserve for uncollectible reinsurance recoverables is established based on an evaluation of each retrocessionaire and historical experience. The Company uses tabular reserving for workers’ compensation liabilities that are considered fixed and determinable and discounts such reserves using an interest rate of 3.5% and standard mortality assumptions.

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no assurance that the ultimate liability will not exceed amounts reserved with a resulting adverse effect on the Company.

(g) During 2002 and through March 3, 2003, the Company and its United States subsidiaries filed a separate consolidated tax return. On March 4, 2003, Fairfax increased its ownership interest in the Company to approximately 81%. As a result, the Company and its United States subsidiaries are included in the United States tax group of Fairfax Inc., an affiliate that is wholly owned by Fairfax. Inclusion of the Company into Fairfax Inc.’s tax group did not have an effect on the Company’s tax position. The federal income tax provision is allocated to each of the companies in the consolidated group pursuant to a written agreement, on the basis of each company’s separate return taxable income.

Deferred federal income taxes are provided for temporary differences between the financial statement and tax bases of assets and liabilities. Such differences relate principally to deferred acquisition costs, unearned premiums, unpaid losses and loss adjustment expenses and investments.

(h) All derivative instruments are recognized as either assets or liabilities on the balance sheet and measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting.

(i) The Company has identified its operating segments to reflect the manner in which management monitors and evaluates the Company’s financial performance. The Company’s operations are comprised of four segments: Americas, EuroAsia, London Market and U.S. Insurance.

(j) The Company translates the financial statements of its foreign subsidiaries to United States dollars by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average exchange rate for the year. Translation gains or losses are recorded, net of deferred income taxes, as a component of comprehensive income. Foreign currency transaction gains or losses are reflected in the statement of operations in the period they are realized.

(k) Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding, inclusive of: vested and non-vested shares, as determined using the treasury stock method, granted under the OdysseyRe Restricted Share Plan; stock options that would be assumed to be exercised on the balance sheet date; and the effect of the conversion of OdysseyRe’s convertible debt to equity securities (see note 8). Restricted shares, stock options or the effect of the conversion of the convertible debt would not be included in the calculation of diluted earnings per share, if the effect would be anti-dilutive.

The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of OdysseyRe’s convertible senior debentures (see note 17) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of OdysseyRe’s senior debentures to common stock has been assumed when calculating its diluted earnings per share. The diluted earnings per share for the years ended December 31, 2003 and 2002 have been restated to conform to the requirements of EITF Issue 4-08.

(l) In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). Effective January 1, 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” with respect to the 2002 Plan. The prospective method requires

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the years ended December 31, 2004 and 2003 reflects stock-based compensation expense related to stock options granted in 2003 and subsequently. For stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income and net income per share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Net income, as reported	$186,899	$249,225	$208,177
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	308	190	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(681)	(564)	(283)

Pro forma net income, basic earnings per share	186,526	248,851	207,894
Effect of dilutive securities, 4.375% Convertible
Senior Debentures interest, net of tax	3,128	3,128	1,740

Pro forma net income, dilutive earnings per share	$189,654	$251,979	$209,634

Net income per common share:
As reported:
Basic	$2.90	$3.85	$3.22
Diluted	2.71	3.59	3.09
Pro forma:
Basic	$2.90	$3.84	$3.21
Diluted	2.71	3.59	3.09
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment.” This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25 and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. In addition, SFAS 123R requires that excess tax benefits related to stock compensation expense to be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.
      The Company is evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method, and the related financial statement impact.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m) Payments of claims by the Company, as reinsurer, to a broker on behalf of a reinsured company, are recorded on the Company’s books as a paid loss at the time the cash is disbursed. The payment is treated as a paid claim to the reinsured. Premiums due the Company from the reinsured are recorded as receivables from the reinsured until the cash is received by the Company, either directly from the reinsured or from the broker.

(n) Funds held under reinsurance treaties is an account used to record a liability, in accordance with the contractual terms, arising from the Company’s receipt of a deposit from a reinsurer or the withholding of a portion of the premiums due as a guarantee that a reinsurer will meet its loss and other obligations. Interest generally accrues on withheld funds in accordance with contract terms. Funds held by ceding insurers is an account used to record an asset resulting from the ceding company, in accordance with the contractual terms, withholding a portion of the premium due the Company as a guarantee that the Company will meet its loss and other obligations.
      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). The American Jobs Creation Act of 2004 (“AJCA”) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The primary criteria to be met is that the repatriated funds must be reinvested in the United States and the Company is evaluating whether that criteria can be met given the Company’s current U.S. and foreign capital structure. The FSP 109-2 provides accounting and disclosure guidance for the repatriation provision.
      The FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. The FSP 109-2 calls for enhanced disclosures of, among other items, the status of a company’s evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations.

3.	Business Combinations
      On November 15, 2004, the Company acquired Overseas Partners US Reinsurance Company (“Opus Re”), a reinsurance company domiciled in the state of Delaware. Opus Re’s name has been changed to Clearwater Select Insurance Company. The purchase price of $43.0 million, which was based on the fair value of the net assets of Opus Re at the date of acquisition, was comprised of $237.8 million of assets, principally investments and $194.8 million of liabilities, principally unpaid losses and loss adjustment expense reserves. On November 30, 2004, Clearwater Select was contributed to Clearwater.
      On October 28, 2003, Odyssey America purchased General Security Indemnity Company (“General Security”), an excess and surplus lines shell company domiciled in New York. The purchase price was comprised of investment assets of $33.7 million held by General Security at the purchase date and intangible assets of $3.9 million, which as of December 31, 2004 and 2003 were not impaired and have an indefinite life. General Security’s name has been changed to Hudson Specialty Insurance Company. During 2003, Odyssey America also purchased the rights to new and renewal physicians medical malpractice and hospital professional liability business (“Healthcare business”) underwritten by TIG Insurance Company, a subsidiary of Fairfax. Hudson Specialty serves as the main platform for the Healthcare business. The purchase price of the Healthcare business was $7.5 million ($6.6 million unamortized value as of December 31, 2004) and was recorded as an intangible asset that will be amortized over a ten year life. For the year ended December 31, 2004, $0.9 million has been amortized. On December 18, 2003, Hudson Specialty and the Healthcare business were contributed to Clearwater. Clearwater subsequently contributed $18.0 million to Hudson Specialty.
      On October 1, 2004, Odyssey America sold all of its shares of First Capital Insurance Ltd. (“First Capital”) to Fairfax Asia Limited (“Fairfax Asia”) in exchange for Class B non-voting shares of Fairfax Asia representing an ownership interest of approximately 45%, or $38.6 million, in Fairfax Asia. Fairfax owns the controlling

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest in Fairfax Asia. Fairfax Asia is included in the consolidated financial statements in accordance with the equity method of accounting. On September 10, 2002, OdysseyRe purchased 56.0% of the issued and outstanding shares of First Capital and during the second quarter of 2003 increased its ownership in First Capital to 97.7%. First Capital’s balance sheet is included in the consolidated balance sheet as of December 31, 2003 and its statements of operations are included in the consolidated statements of operations from September 10, 2002 through September 30, 2004.

4.	Investments
      The composition of the fixed income securities, common stocks carried at fair value and short-term investments as of December 31, 2004 follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
Bonds
United States government and government agencies and authorities	$1,400,338	$12,711	$50,037	$1,363,012
States, municipalities and political subdivisions	186,958	3,563	7,033	183,488
Foreign governments	336,777	7,633	—	344,410
All other corporate	554,541	75,731	15,552	614,720

Total fixed income securities	2,478,614	99,638	72,622	2,505,630

Common stocks, at fair value:
Banks, trusts and insurance companies	524,056	157,337	17,763	663,630
Industrial, miscellaneous and all other	212,156	21,668	27,583	206,241

Total common stocks, at fair value	736,212	179,005	45,346	869,871

Short-term investments:
United States government	6,072	—	—	6,072
All other	207,331	—	—	207,331

Total short-term investments	213,403	—	—	213,403

Total	$3,428,229	$278,643	$117,968	$3,588,904

      The gross unrealized appreciation of $278.6 million and the gross unrealized depreciation of $118.0 million resulted principally from the change in value of U.S. and non-U.S. equities, the credit quality of fixed income securities and the current interest rate environment.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The composition of the fixed income securities, common stocks carried at fair value and short-term investments as of December 31, 2003, follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
Bonds
United States government and government agencies and authorities	$894,397	$2,050	$44,926	$851,521
States, municipalities and political subdivisions	205,747	4,954	1,637	209,064
Foreign governments	79,447	3,642	797	82,292
Public utilities	37,959	1,270	—	39,229
All other corporate	387,828	29,895	2,141	415,582

Total fixed income securities	1,605,378	41,811	49,501	1,597,688

Common stocks, at fair value:
Banks, trusts and insurance companies	167,436	41,013	6,234	202,215
Industrial, miscellaneous and all other	208,779	36,712	6	245,485

Total common stocks, at fair value	376,215	77,725	6,240	447,700

Short-term investments:
United States government	21,092	—	—	21,092
All other	197,116	—	—	197,116

Total short-term investments	218,208	—	—	218,208

Total	$2,199,801	$119,536	$55,741	$2,263,596

      The gross unrealized appreciation of $119.5 million and the gross unrealized depreciation of $55.7 million resulted principally from the change in value of U.S. and non-U.S. equities, the credit quality of fixed income securities and the then current interest rate environment.
      The fair value of fixed income securities and common stocks are based on the quoted market prices of the investments as of the close of business on December 31 of the respective years.
      The amortized cost and fair value of fixed income securities as of December 31, 2004, by contractual maturity, are shown below in thousands.

	Amortized
	Cost	Fair Value

Due in one year or less	$68,478	$70,706
Due after one year through five years	228,106	237,252
Due after five years through ten years	141,833	136,987
Due after ten years	2,040,197	2,060,685

Total fixed income securities	$2,478,614	$2,505,630

      Actual maturities may differ from the contractual maturities shown in the table above due to the existence of call features or put features. In the case of securities containing call features, the actual maturity will be the same as the contractual maturity if the issuer elects not to exercise its call feature. Total securities subject to call

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represent approximately 4% of the total fair value. In the case of securities containing put features, the actual maturity will be the same as the contractual maturity if the investor elects not to exercise its put feature. Total securities containing the put feature represent approximately 4% of the total fair value.
      The following table sets forth the components of net investment income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Interest on fixed income securities and preferred stock	$123,822	$91,971	$120,905
Dividends on common stocks, fair value	23,736	6,753	4,503
Net income of common stocks, at equity	7,979	10,407	11,792
Interest on cash and short-term investments	19,668	16,048	6,427
Other	21,432	45,061	10,091

Gross investment income	196,637	170,240	153,718
Investment expenses	11,819	9,476	6,610
Interest on funds held under reinsurance contracts	20,115	26,649	24,080

Net investment income	$164,703	$134,115	$123,028

      The proceeds from the sales of investments were $1.8 billion, $4.9 billion and $2.5 billion for the years ended December 31, 2004, 2003 and 2002.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components of gross and net realized investment gains and losses for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Fixed income securities:
Gains	$55,899	$226,399	$156,419
Losses	2,352	64,521	15,330

Net	53,547	161,878	141,089

Preferred stock:
Gains	—	967	2,369
Losses	—	—	—

Net	—	967	2,369

Equity securities:
Gains	95,436	42,934	5,506
Losses	2,425	7,189	13,470

Net	93,011	35,745	(7,964)

Other securities:
Gains	30,117	11,435	6,663
Losses	63,211	7,283	6,361

Net	(33,094)	4,152	302

Total realized gains (losses):
Gains	181,452	281,735	170,957
Losses	67,988	78,993	35,161

Net	$113,464	$202,742	$135,796

      Included in gross losses for the years ended December 31, 2003 and 2002 are $58.8 million and $13.0 million, respectively, related to realized losses on the other than temporary write-down of certain fixed income and equity securities. The Company did not recognize any other than temporary write-down of investments for the year ended December 31, 2004.
      The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Fixed income securities	$34,706	$(35,506)	$29,618
Redeemable preferred stock	—	704	(704)
Equity securities	22,063	69,213	12,554
Other invested assets	(40,376)	42,232	940

Subtotal	16,393	76,643	42,408
Provision for deferred income taxes	(5,737)	(26,825)	(14,843)

Net change in unrealized net appreciation of investments	$10,656	$49,818	$27,565

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company frequently reviews its investment portfolio for declines in value, and focuses its attention on securities which have a market value of less than 80% of their amortized cost at the time of review. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment but rather a temporary decline. Temporary declines in investments will be recorded as unrealized losses in accumulated other comprehensive income. If the Company determines that a decline is “other than temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in the Company’s consolidated statements of operations. The Company’s assessments are based on current evaluations of the financial position and future projections of the entity that issued the investment security. Prior assessments can change, depending upon current pertinent information.
      In determining possible impairment of debt securities held as investments, the Company reviews market and industry shifts, debt payment schedules that report how current and timely the issuer is with interest and principal payments, the issuer’s current financial position, the effect of foreign exchange rates and relevant analysis by rating agencies, investment advisors and analysts. In determining the possible impairment of equity securities, the Company reviews market and industry shifts, historical price to earnings ratios, recent financial statements, independent auditor’s reports on the issuer’s financial statements and any significant recommendations by investment advisors or rating agencies. Additional relevant information is also considered in determining the valuation of an investment.
      The following table reflects the Company’s investments’ fair value and gross unrealized depreciation, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government agencies and authorities	$667,309	$(17,214)	16	$511,952	$(32,822)	4	$1,179,261	$(50,036)	20
States, municipalities and political subdivisions	25,995	(358)	5	10,311	(323)	2	36,306	(681)	7
All other corporate	172,495	(1,501)	2	—	—	—	172,495	(1,501)	2

Total investment grade	865,799	(19,073)	23	522,263	(33,145)	6	1,388,062	(52,218)	29

Fixed income securities non- investment grade:
States, municipalities and political subdivisions	4,010	(6,352)	1	—	—	—	4,010	(6,352)	1
All other corporate	114,267	(14,052)	6	—	—	—	114,267	(14,052)	6

Total non-investment grade	118,277	(20,404)	7	—	—	—	118,277	(20,404)	7

Total fixed income	984,076	(39,477)	30	522,263	(33,145)	6	1,506,339	(72,622)	36
Common stocks, at fair value	131,520	(34,004)	4	73,767	(11,342)	1	205,287	(45,346)	5

Total temporarily impaired securities	$1,115,596	$(73,481)	34	$596,030	$(44,487)	7	$1,711,626	$(117,968)	41

      The gross unrealized depreciation of $118.0 million resulted principally from the change in the value of U.S. and non-U.S. equities, the credit quality of fixed income securities and the current interest rate environment.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on the review discussed above, the Company determined that there were no securities that required an impairment to be recognized in its statement of operations for the year ended December 31, 2004, as the Company believes the decline in the investment value of certain securities to be temporary. The Company has the ability and intent to hold these securities until the fair market value recovers.
      In the third quarter of 2004, the Company sold short Standard & Poor’s Insurance Rating Services (“Standard & Poor’s”) 500 depository receipts (“SPDRs”) and The Financial Select SPDR Fund (“XLF”) as an economic hedge against a decline in its equity portfolio. In order to reduce the margin maintenance requirements for these short positions, the Company replaced the short positions with total return swaps, which are included in other invested assets. The margin maintenance requirement related to the total return swaps was $99.2 million as of December 31, 2004.
      The aggregate notional amount of the swap transactions is $451.8 million. The swap transactions terminate during the fourth quarter of 2006. As of December 31, 2004, the Company has provided $99.2 million of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value, based on the remainder of the notional amount less the fair value of the underlying securities. Changes in the fair value of the swap transactions are recorded as realized gains or losses in the consolidated statement of operations. As of December 31, 2004, the net change in the fair value of the swap transactions resulted in a net realized loss of $44.9 million.
      As a component of the swap transactions, the Company continues to own Standard & Poor’s 500 and XLF index call options at a cost of $13.6 million, with a strike price of approximately 120% of the notional amount of the swap transactions. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit the maximum potential loss on the swap transactions to 20% ($90.4 million) of the notional amount of the swap transactions. The call options are recorded at fair value in other invested assets in the consolidated balance sheet, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of December 31, 2004, the net change in the fair value of call options resulted in a net realized gain of $6.7 million.
      In addition, as of December 31, 2004, the Company had sold short $49.8 million of borrowed securities, for which it recorded a liability of $56.1 million. The net realized loss was $13.3 million for the year ended December 31, 2004. As of December 31, 2004, the Company provided cash and fixed income securities of $84.7 million as collateral for the borrowed securities. The Company’s net investment income for the year ended December 31, 2004 reflects $2.7 million related to interest expense associated with the borrowed securities.
      In connection with the short sales described above, the Company purchased a Standard & Poor’s 500 index call option at a cost of $1.5 million with a strike price of 120% of the price at which the borrowed securities were sold short. The call option is recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of December 31, 2004, the net change in the fair market value of the call option resulted in a net realized gain of $0.4 million.
      The Company has investments in warrants, which replicate the investment characteristics of investment grade bonds. Warrants are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets, are recorded at fair value with the related changes in fair value recognized as a realized gain or loss. As of December 31, 2004, the net change in fair value of the warrants resulted in a net realized gain of $6.1 million. The total cost of the warrants was $7.9 million and $3.6 million and the fair value was $12.8 million and $5.3 million as of December 31, 2004 and 2003, respectively. The notional amount of the warrants was $270.8 million and $180.6 million as of December 31, 2004 and 2003, respectively.
      The Company has purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in fair value of investments and other corporate assets resulting from systemic

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial risk emanating from severe credit problems developing in the consumer lending markets. Under a credit default swap, the Company agrees with other parties to pay at specified periods fixed premium amounts calculated by reference to an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as realized gain or loss. The net change in fair value of the credit default swaps resulted in a net realized loss of $4.5 million. The total cost of the credit default swaps was $11.5 million and $5.2 million and the fair value was $4.1 million and $2.2 million as of December 31, 2004 and 2003, respectively. The notional amount of the credit default swaps was $420.3 million and $190.3 million as of December 31, 2004 and 2003, respectively.
      Counterparties to the derivative instruments expose the Company to credit related losses in the event of non-performance. The Company believes this risk is low given diversification amongst various highly rated counterparties. The credit risk exposure is represented by the fair value of the derivative instruments at the statement date.
      Fixed income securities carried at $937.0 million as of December 31, 2004 were on deposit with various regulatory authorities to comply with insurance laws.
      The Company has increased its ownership in the HWIC Asia Fund (“HWIC”) and as of December 31, 2004 owned 56.2% of HWIC. Accordingly, HWIC has been consolidated in the Company’s consolidated financial statements as of and for the year ended December 31, 2004. The minority interest ownership of HWIC of $184.8 million as of December 31, 2004 is included in other liabilities. The minority interest in HWIC’s net income of $4.8 million is included in other expense, net. HWIC was previously accounted for under the equity method and included in other invested assets for the years ended December 31, 2003 and 2002.
      As of December 31, 2004 and 2003, “non-traded” investments were $291.2 million and $358.3 million, respectively, and include common stock of affiliates, limited partnerships and investment funds which are recorded under the equity method of accounting based on the underlying financial statements of the investee. Dividends received by the Company from these entities were $11.8 million, $6.9 million and $7.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Collateral loans are recorded at the unpaid principal balance.
      Common stocks at equity as of December 31, 2004, include the Company’s investments in TRG Holding Corporation (100.0% owned by Fairfax and its affiliates, including 13.0% owned by the Company), Advent Capital (Holdings) PLC (46.8% owned by Fairfax and its affiliates, including 15.0% owned by the Company), MFXchange Holdings Inc. (“MFX”) (100% owned by Fairfax and its subsidiaries, including 7.4% owned by the Company) and Hub International Limited (26.4% owned by Fairfax and its affiliates, including 13.6% owned by the Company). Zenith National Insurance Corporation (“Zenith”) (24.5% owned by Fairfax and its affiliates, including 6.0% owned by the Company) is included in common stocks and carried at fair value because Fairfax entered into agreements which eliminate any voting or other direct or indirect control by Fairfax and its affiliates over the operations of Zenith.

5.	Retrocessions
      The Company utilizes retrocessional agreements principally to increase aggregate premium capacity, to reduce and spread the risk of loss on insurance and reinsurance underwritten and to limit its exposure with respect to multiple claims arising from a single occurrence. There is a contingent liability with respect to reinsurance, which would become an ultimate liability of the Company in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements in force. Reinsurance recoverables are recorded as assets, based on the Company’s evaluation of the retrocessionaires’ ability to meet their obligations under the retrocession agreements. Premiums written and earned are stated net of reinsurance ceded

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts (in thousands and inclusive of amounts in note 6) for these items follow:

	2004

	Direct	Assumed	Ceded	Net

Premiums written	$702,127	$1,954,382	$293,932	$2,362,577
Premiums earned	697,998	1,938,895	305,826	2,331,067

	2003

	Direct	Assumed	Ceded	Net

Premiums written	$634,860	$1,923,296	$404,576	$2,153,580
Premiums earned	557,726	1,796,324	388,957	1,965,093

	2002

	Direct	Assumed	Ceded	Net

Premiums written	$296,855	$1,597,675	$263,285	$1,631,245
Premiums earned	171,602	1,469,176	208,136	1,432,642
      The total amount of reinsurance recoverable on paid and unpaid losses as of December 31, 2004 was $1,182.0 million and $1,142.1 million as of December 31, 2003. The Company is the beneficiary of letters of credit and trust agreements, and the Company withholds funds from certain reinsurers to secure these balances. The amount of this security as of December 31, 2004 was $619.5 million, and was $599.3 million as of December 31, 2003. The Company has established a reserve for potentially uncollectible reinsurance recoverables. The reserve is based upon an evaluation of each retrocessionaire and the Company’s assessment as to the collectibility of individual balances. The reserve as of December 31, 2004 and 2003 was $33.0 million and $28.5 million, respectively, and has been netted against reinsurance recoverables on loss payments. The Company has also established a reserve for potentially uncollectible assumed reinsurance balances of $5.9 million and $5.8 million as of December 31, 2004 and 2003, respectively, which has been netted against reinsurance balances receivable.
      The Company markets its reinsurance products worldwide primarily through reinsurance brokers as well as directly to its customers. The Company’s five largest reinsurance brokerage firms accounted for an aggregate of approximately 56% of reinsurance gross premiums written for the year ended December 31, 2004. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on the Company.
      Clearwater is the beneficiary of a stop loss reinsurance agreement with nSpire Re Limited (“nSpire Re”), a wholly owned subsidiary of Fairfax (the “1995 Stop Loss Agreement”). Pursuant to the agreement, Clearwater ceded premium of $60.5 million in 1995 for an aggregate limit of $175.0 million in excess of its December 31, 1995 reserves for unpaid losses and allocated loss adjustment expenses and potentially uncollectible reinsurance recoverables. Ceded losses and loss adjustment expenses incurred for the years ended December 31, 2004, 2003 and 2002 of $17.5 million in each year related to the stop loss agreement are included in the accompanying statements of operations and note 6. Reinsurance recoverables on paid and unpaid losses related to this agreement of $157.5 million and $140.0 million as of December 31, 2004 and 2003, respectively, are reflected in the accompanying balance sheets and are secured by letters of credit or cash.
      Odyssey America utilizes whole account stop loss retrocessional agreements on an excess of loss basis to manage its reinsurance exposures, including catastrophic occurrences and the potential accumulation of exposures. The whole account stop loss retrocessional agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statutory composite ratio, or in some agreements a loss ratio, in excess of the attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid, net of commission, by Odyssey America is calculated based on a contractual fixed rate that is applied to the total premiums, subject to the retrocession agreements. Each agreement includes a provision for additional premium, subject to a maximum, based on the loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by Odyssey America. The principal reinsurers of this business are London Life and Casualty Reinsurance Corporation and Underwriters Reinsurance Company (Barbados) Inc.
      As of December 31, 2004, the 1994, 1998, 2000, 2001, 2003 and 2004 agreements have remaining limits of approximately $61.1 million, $9.5 million, $3.3 million, $101.8 million, $241.2 million and $291.0 million, respectively. The limits for the other retrocessional agreements have been fully utilized or commuted.
      The whole account stop loss agreements provide that Odyssey America may withhold a significant portion of the premium payable to the retrocessionaires in a funds held account, which funds, under certain circumstances, may be set-off against the retrocessionaires’ loss and other obligations owed to Odyssey America. This retained premium is recorded as a liability on the Company’s balance sheet. Interest, calculated using a contractual fixed interest rate, on the funds held account is credited quarterly by the Company, which results in an increase in the funds held account balance and is recorded as an expense, reducing the Company’s investment income. Loss payments are deducted from the funds held account balance, which reduces the liability as such payments become due.
      The income (loss) before income taxes reflected in the Company’s statements of operations related to the whole account stop loss retrocessional agreements for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002

Earned premium	$(6,603)	$(76,705)	$(26,200)
Acquisition costs	600	27,087	9,258
Losses and loss adjustment expenses	5,108	100,359	33,399

Net underwriting (loss) income	(895)	50,741	16,457
Interest expense	(20,081)	(24,850)	(22,650)

(Loss) income before income taxes	$(20,976)	$25,891	$(6,193)

      The reinsurance recoverable on paid and unpaid losses related to the whole account stop loss retrocessional agreements are $242.1 million and $289.4 million as of December 31, 2004 and 2003, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Related Party Transactions
      The Company’s subsidiaries have entered into various reinsurance arrangements with their affiliates. The approximate amounts included in or deducted from income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded, follow (in thousands):

	2004	2003	2002

Assumed:
Premiums written	$138,805	$287,199	$127,535
Premiums earned	199,924	238,439	106,972
Losses and loss adjustment expenses	137,500	115,504	47,989
Acquisition costs	44,027	66,640	34,359
Reinsurance payable on loss payments	5,752	6,501	7,762
Reinsurance balances receivable	21,005	44,686	11,997
Unpaid losses and loss adjustment expenses	295,903	230,806	183,562
Unearned premiums	20,874	81,993	33,233
Ceded:
Premiums written	28,773	62,058	37,034
Premiums earned	35,257	58,252	32,497
Losses and loss adjustment expenses	41,165	44,977	29,296
Acquisition costs	4,908	15,800	4,193
Ceded reinsurance balances payable	9,044	6,800	5,517
Reinsurance recoverables on loss payments	1,481	820	1,679
Reinsurance recoverables on unpaid losses	217,929	189,115	159,740
Prepaid reinsurance premiums	2,929	9,414	5,608
      Investment management agreements with Hamblin Watsa Investment Counsel Ltd. (“Hamblin Watsa”), a wholly owned subsidiary of Fairfax, and administrative agreements with Fairfax have been entered into by the Company and its subsidiaries with respect to their investment portfolios. Pursuant to the agreements, base, administrative and incentive fees, based upon total invested assets and realized gains, are paid to Hamblin Watsa and Fairfax. For the years ended December 31, 2004, 2003 and 2002, fees of $7.5 million, $13.3 million and $6.3 million, respectively, are included in the consolidated statements of operations. In addition, for the years ended December 31, 2004 and 2003, the Company paid $0.3 million and $1.0 million of intranet fees, respectively, to MFX, an affiliate. No payments were made to MFX for the year ended December 31, 2002. Included in other expense, net for the year ended December 31, 2004 is a charitable contribution expense of $2.4 million related to the Sixty Four Foundation, an affiliate. There were no charitable contributions to the Sixty Four Foundation for the years ended December 31, 2003 and 2002. In connection with the acquisition of Opus Re (now known as Clearwater Select Insurance Company), the Company incurred a $2.5 million expense which is included in other expense, net, to RiverStone Group LLC (“RiverStone”), an affiliate, for services RiverStone provided to the Company. The expense for RiverStone’s services can increase to a maximum of $5.0 million based upon the profitability of Clearwater Select. In connection with the sale of Old Lyme Insurance Company, Ltd. (“OLIC”) by an affiliate of the Company to Old Lyme Insurance Group, Ltd. (“OLIG”), an unrelated entity, Odyssey America provided a loan to OLIG in the amount of $9.0 million to finance this transaction. This loan has a term of five years, bears interest at a rate of prime plus 3% and is collateralized by the shares of OLIC’s common stock.
      Included in the consolidated balance sheets are amounts receivable related to expense sharing arrangements with affiliates of $4.9 million and $1.1 million as of December 31, 2004 and 2003, respectively, and payable to

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
affiliates of $1.1 million and $1.3 million as of December 31, 2004 and 2003 respectively. In addition to the amounts in the table above, the Company has a receivable from nSpire Re of $8.2 million and $17.0 million as of December 31, 2004 and 2003, respectively, which represents transactions for certain reinsurance agreements.
      Management believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

7.	Accumulated Other Comprehensive Income (Loss)
      The following table shows the components of the change in accumulated other comprehensive income (loss) for the years ending December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Beginning balance of accumulated other comprehensive income (loss)	$112,430	$21,736	$(12,985)

Beginning balance of unrealized net gains (losses) on securities	73,756	23,938	(3,627)
Ending balance of unrealized net gains on securities	84,412	73,756	23,938

Current period change in unrealized net gains on securities	10,656	49,818	27,565

Beginning balance of foreign currency translation adjustments	39,896	(2,202)	(9,358)
Ending balance of foreign currency translation adjustments	53,662	39,896	(2,202)

Current period change in foreign currency translation adjustments	13,766	42,098	7,156

Beginning balance of minimum pension liability	(1,222)	—	—
Ending balance of minimum pension liability	(1,225)	(1,222)	—

Current period change of minimum pension liability	(3)	(1,222)	—

Current period change in accumulated other comprehensive income	24,419	90,694	34,721

Ending balance of accumulated other comprehensive income	$136,849	$112,430	$21,736

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of comprehensive income (loss) for the years ending December 31, 2004, 2003 and 2002 are shown in the following table (in thousands):

	2004	2003	2002

Net income	$186,899	$249,225	$208,177

Other comprehensive income, before tax:
Unrealized net gains on securities arising during the period	75,872	97,883	62,687
Reclassification adjustment for realized gains included in net income	(59,478)	(21,239)	(20,279)
Foreign currency translation adjustments	21,178	64,766	11,009
Minimum pension liability	(5)	(1,880)	—

Other comprehensive income, before tax	37,567	139,530	53,417

Tax (expense) benefit:
Unrealized net gains on securities arising during the period	(26,555)	(34,260)	(21,941)
Reclassification adjustment for realized gains included in net income	20,817	7,434	7,098
Foreign currency translation adjustments	(7,412)	(22,668)	(3,853)
Minimum pension liability	2	658	—

Total tax expense	(13,148)	(48,836)	(18,696)

Other comprehensive income, net of tax	24,419	90,694	34,721

Comprehensive income	$211,318	$339,919	$242,898

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share
      Net income per common share for the years ended December 31, 2004, 2003 and 2002 has been computed in the following table based upon weighted average common shares outstanding and includes the effect of implementing EITF 4-08 on a retroactive basis (in thousands, except share amounts):

	2004	2003	2002

Income before cumulative effect of a change in accounting principle	$186,899	$249,225	$171,315
Cumulative effect of a change in accounting principle	—	—	36,862

Basic Earnings per Common Share
Net income available to stockholders	186,899	249,225	208,177
Effect of Dilutive Securities 4.375% Convertible Senior Debentures interest, net of tax	3,128	3,128	1,740

Diluted Earnings per Common Share
Income available to common stockholders and assumed conversions	$190,027	$252,353	$209,917

Weighted average common shares outstanding — basic	64,361,535	64,736,830	64,744,067

Effect of dilutive shares:
4.375% Convertible Senior Debentures	5,168,405	5,169,175	2,789,938
Stock options	167,620	50,649	—
Incremental value of restricted stock	295,576	322,813	385,659

Total effect of dilutive shares	5,631,601	5,542,637	3,175,597

Weighted average common shares outstanding — dilutive	69,993,136	70,279,467	67,919,664

Earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$2.90	$3.85	$2.65
Cumulative effect of a change in accounting principle	—	—	0.57

Basic earnings per common share	$2.90	$3.85	$3.22

Diluted:
Income before cumulative effect of a change in accounting principle	$2.71	$3.59	$2.55
Cumulative effect of a change in accounting principle	—	—	0.54

Diluted earnings per common share	$2.71	$3.59	$3.09

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Employee Benefits
      The Company maintains a qualified, non-contributory, defined benefit pension plan (“Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. Employer contributions to the Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974.
      The amortization period for unrecognized pension costs and credits, including prior service costs, if any, and actuarial gains and losses, is based on the remaining service period for those employees expected to receive pension benefits. Actuarial gains and losses result when actual experience differs from that assumed or when actuarial assumptions are changed.
      The following tables set forth the Plan’s funded status, which uses a measurement date of October 1, and amounts recognized in the Company’s consolidated financial statements as of December 31, 2004 and 2003.
      The following table summarizes the status of the Plan (in thousands):

	2004	2003

Change in projected benefit obligation:
Benefit obligation at beginning of year	$35,471	$29,537
Service cost	2,210	1,754
Interest cost	2,105	1,897
Actuarial loss	3,493	3,124
Benefits paid	(1,265)	(841)
Other	440	—

Benefit obligation at end of year	$42,454	$35,471

Change in Plan assets:
Fair value of Plan assets at beginning of year	$27,549	$25,301
Actual return on Plan assets	1,028	839
Actual contributions during the year	13,743	2,250
Benefits paid	(1,265)	(841)

Fair value of Plan assets at end of year	$41,055	$27,549

Fair value of Plan assets consists of:
Fixed income securities	$34,784	$26,799
Other	6,271	750

Total	$41,055	$27,549

Unfunded status	$(1,399)	$(7,922)
Unrecognized prior service cost	557	127
Unrecognized net loss	4,691	581

Prepaid (accrued) pension cost	$3,849	$(7,214)

      The weighted average assumptions used to calculate the net periodic benefit cost are as follows:

	2004	2003

Discount rate	5.75%	6.00%
Rate of compensation increase	5.76%	5.69%
Expected long term rate of return on Plan assets	5.75%	6.00%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average assumptions used to calculate the benefit obligation are as follows:

	2004	2003

Discount rate	5.75%	6.00%
Rate of compensation increase	5.76%	5.69%
      Net periodic pension cost included the following components (in thousands):

	2004	2003	2002

Service cost	$2,210	$1,754	$1,328
Interest cost	2,105	1,897	1,652
Return on assets	(1,645)	(1,622)	(1,621)
Net amortization and deferral	10	(32)	(449)

Net pension cost	$2,680	$1,997	$910

The accumulated benefit obligation for the Plan is $33,725 and $29,038 as of December 31, 2004 and 2003, respectively.
      The Plan’s expected future benefit payments are shown below (in thousands):

Year	Amount

2005	$1,750
2006	2,260
2007	1,200
2008	3,320
2009	2,330
2010 - 2014	23,520
      The investment policy for the defined benefit plan is to invest in highly rated, lower risk securities that preserve the investment asset value of the Plan while seeking to maximize the return on those invested assets. The Plan assets as of December 31, 2004 and 2003 are invested principally in highly rated fixed income securities. The long term rate of return assumption is based on the fixed income securities portfolio. The actual return on assets has historically been close to our assumptions of expected returns. During 2004, the Company contributed $13.7 million to the Plan. Based on the Company’s current expectations, the 2005 contribution should approximate $3.0 million.
      The Company also maintains two non-qualified excess benefit plans (“Excess Plans”) that provide more highly compensated officers and employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The following tables set forth the combined amounts recognized for the Supplemental Plan, which has a measurement date of October 1, and the Supplemental Employee Retirement

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan, which has a measurement date of December 31, in the Company’s consolidated financial statements as of December 31, 2004 and 2003 (in thousands):

	2004	2003

Change in projected benefit obligation:
Benefit obligation at beginning of year	$12,668	$10,330
Service cost	700	544
Interest cost	740	708
Actuarial loss	960	1,669
Benefits paid	(667)	(664)
Other	—	81

Benefit obligation at end of year	$14,401	$12,668

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Actual contributions during the year	667	664
Benefits paid	(667)	(664)

Fair value of plan assets at end of year	$—	$—

Unfunded status	$(14,401)	$(12,668)
Unrecognized transition obligation	142	211
Unrecognized net actuarial loss	5,015	4,262
Unrecognized prior service cost	(486)	(522)

Accrued pension cost	$(9,730)	$(8,717)

      The weighted average assumptions used to calculate the net periodic benefit cost are as follows:

	2004	2003

Average discount rate	6.00%	6.50%
Rate of compensation increase	6.00%	6.00%
      The weighted average assumptions to calculate the benefit obligation are as follows:

	2004	2003

Discount rate	5.75%	6.00%
Rate of compensation increase	5.76%	6.00%
      Net periodic pension cost included the following components (in thousands):

	2004	2003	2002

Service cost	$700	$544	$450
Interest cost	740	708	637
Recognized net actuarial loss	208	165	55
Recognized prior service cost	(37)	(37)	(37)
Other	69	150	146

Net pension cost	$1,680	$1,530	$1,251

The accumulated benefit obligation for the Excess Plans is $10.4 million and $8.9 million as of December 31, 2004 and 2003, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Excess Plans’ expected benefit payments are shown below (in thousands):

Year	Amount

2005	$943
2006	689
2007	690
2008	689
2009	902
2010 - 2014	5,673
      The Company expects to contribute $943,000 to the Excess Plans during the year ended December 31, 2005, which represents the amount necessary to fund the 2005 expected benefit payments.
      The Company established a trust fund, which invests in U.S. government securities, related to the Excess Plans. The trust fund, which is included in other invested assets, had assets of $6.2 million and $5.9 million as of December 31, 2004 and 2003, respectively, Plan benefits are paid by the Company as they are incurred by the participants, accordingly, there are no assets held directly by the Excess Plans.
      The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year, the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by a third party, which has contracted to provide benefits under the plan. No contributions were made in 2004, 2003 or 2002.
      The Company maintains a qualified deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 10% of base salary on a pre-tax basis. The Company contributes an amount equal to two-thirds of each employee’s pre-tax contribution up to the first 6% of annual base salary. The maximum matching contribution is 4% of annual base salary, with certain government mandated restrictions on contributions to highly compensated employees. The Company also maintains a non-qualified deferred compensation plan to allow for contributions in excess of qualified plan limitations. The Company contributed $1.3 million, $1.1 million and $1.5 million to these plans in 2004, 2003 and 2002, respectively.
      The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The following tables set forth the amounts recognized for the postretirement benefit plan, which has a

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
measurement date of January 1, in the Company’s consolidated financial statements as of December 31, 2004 and 2003 (in thousands):

	2004	2003

Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,304	$5,485
Service cost	1,061	543
Interest cost	447	374
Actuarial loss	253	2,074
Benefits paid	(201)	(179)
Plan change	(1,352)	—
Other	7	7

Benefit obligation at end of year	$8,519	$8,304

Unfunded status	$(8,519)	$(8,304)
Unrecognized prior service cost	(651)	54
Unrecognized net loss	361	110

Accrued benefit cost	$(8,809)	$(8,140)

      The weighted average assumptions used to calculate the net periodic benefit cost are as follows:

	2004	2003

Discount rate	6.00%	6.75%
Rate of compensation increase	6.00%	6.00%
      The weighted average assumptions used to calculate the benefit obligation are as follows:

	2004	2003

Discount rate	5.75%	6.00%
Rate of compensation increase	6.00%	6.00%
      Net periodic cost included the following components (in thousands):

	2004	2003	2002

Service cost	$1,061	$543	$370
Interest cost	447	374	325
Curtailment credit	(582)	—	—
Net amortization and deferral	(63)	28	(17)

Net cost	$863	$945	$678

The accumulated benefit obligation for the postretirement benefit plan was $8.5 million and $8.3 million as of December 31, 2004 and 2003, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The postretirement plan’s expected benefit payments are shown below (in thousands):

Year	Amount

2005	$237
2006	257
2007	303
2008	356
2009	381
2010-2014	3,048
      The plan change of $1.3 million and the unrecognized prior service cost of $0.7 million as of December 31, 2004 result from a change in eligibility for postretirement medical benefits, which previously had no age limitation, to age 45 and 10 years of service and the adoption of the Medicare Reform Act. The curtailment credit of $0.6 million is the result of the eligibility change.
      The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 11.5% in 2004 and decreasing to 5% in 2013 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $1.7 million and the service and interest cost components of net periodic postretirement benefit costs by $0.4 million for 2004. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation, and the service and interest cost components of net periodic postretirement benefit cost for 2004 by $1.4 million and $0.3 million, respectively.

10.	Stock Based Compensation Plans
      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million shares of the Company’s common stock may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted become exercisable on each annual anniversary of the grant in each of the four years following the grant and expire 10 years from the date of grant, and shall be exercisable at the grant price. As of December 31, 2004 and 2003, a total of 793,250 stock options have been granted under the 2002 Plan at a weighted average price of $18.68 per share. No options were granted in 2004 pursuant to the 2002 Plan. As of December 31, 2004, there were 706,750 remaining stock options available to be granted.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the combined status of the 2002 Plan and changes during the years ended December 31, 2004 and 2003 is presented below:

	2004		2003

		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding, beginning of year	774,437	$18.70	446,750	$18.00
Granted	—	—	338,000	19.61
Exercised	(22,063)	$18.32	(2,063)	18.00
Forfeited	(14,085)	$18.76	(8,250)	18.40

Outstanding, end of year	738,289	$18.71	774,437	$18.70

Exercisable, end of year	286,539	$18.44	113,359	$18.00

Weighted average fair value of options granted during the year		$—		$5.42

      The weighted average fair value of each option granted is estimated on the date of grant using the Black Scholes Price Model with the following weighted average assumptions used for grants: expected volatility of 31.0%; risk-free interest rates ranging from 2.7% to 5.1%; annual dividend yield of 0.6%; and expected lives of five years for each grant.
      The following table summarizes the options outstanding and options exercisable as of December 31, 2004 that relate to the 2002 Plan:

Options Outstanding			Options Exercisable

	Weighted-	Weighted-		Weighted-
Number	Average	Average	Number	Average
Outstanding at	Remaining	Exercise	Exercisable at	Exercise
December 31, 2004	Life	Price	December 31, 2004	Price

2,250	8.17	$17.40	—	$ —
427,039	7.27	18.00	211,289	18.00
1,875	8.00	18.35	625	18.35
10,000	8.50	19.58	2,500	19.58
287,125	8.42	19.65	69,625	19.65
5,000	8.42	20.90	1,250	20.90
5,000	8.33	21.77	1,250	21.77

738,289	7.75	$18.71	286,539	$18.44

      During 2001, the Company adopted the Odyssey Re Holdings Corp. Stock Option Plan (the “Option Plan”), which provides for the grant of stock options to directors and key employees of the Company. Under the Option Plan, such options will generally vest and become exercisable in two equal installments on the fifth and tenth anniversary of the date of grant. As of December 31, 2004 and 2003, respectively, 97,685 and 52,654 options were issued with an exercise price of zero. For the year ended December 31, 2004, 48,472 options were granted, 741 options were exercised and 2,700 options were forfeited, pursuant to the Option Plan. The Company has reflected, in other expense, net, $0.5 million, $0.2 million and $0.4 million of expense for the years ended December 31, 2004, 2003 and 2002 respectively, which represents the vested portion of the stock options.
      The Company provides a compensatory employee stock purchase plan through which all employees who meet the eligibility requirements of the plan have the option to purchase OdysseyRe common stock in an amount

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
up to 10% of their annual base salary. The Company purchases, on the employee’s behalf, OdysseyRe common stock equal to 30% of each employee’s contribution. In the event that the Company meets certain financial objectives, additional shares are purchased for the employee’s benefit. The expense related to this plan for the years ended December 31, 2004, 2003 and 2002 was $0.5 million, $0.3 million and $0.2 million, respectively.
      During 2001, the Company adopted the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”), which provides for the grant of restricted shares to directors and key employees of the Company. Shares granted under the Restricted Share Plan generally vest in two equal installments on the fifth and tenth anniversary of the date of grant. As of December 31, 2004 and 2003, respectively, 506,866 and 439,474 shares of restricted stock were outstanding. During the year ended December 31, 2004, 184,005 restricted shares were granted, 72,272 restricted shares vested and 44,341 restricted shares were forfeited, pursuant to the Restricted Share Plan. At the time of grant, the market value of the shares awarded is recorded as unearned compensation and is presented as a separate component of stockholders’ equity. The unearned compensation is charged to operations over the vesting period. In respect to the above grants, the compensation expense incurred for each of the years ended December 31, 2004, 2003 and 2002 was $1.8 million, $1.1 million and $1.1 million, respectively, and is included in other expense, net.
      Certain employees of the Company have been granted shares of restricted Fairfax common stock under the Fairfax Financial Holdings Ltd. Restricted Share Plan. The Fairfax restricted stock, which was granted from 1996 to 2000, vests over a three to ten year period. The Company has reflected $0.4 million, $0.3 million and $0.3 million of expense for the years ended December 31, 2004, 2003 and 2002, respectively, which represents the vested portion of the restricted stock. The Company no longer participates in this plan.

11.	Federal and Foreign Income Taxes
      During 2002 and through March 3, 2003, the Company and its United States subsidiaries filed a separate consolidated tax return. On March 4, 2003, Fairfax increased its ownership interest in the Company to approximately 81%. As a result, the Company and its United States subsidiaries are included in the United States tax group of Fairfax Inc. Inclusion of the Company into Fairfax Inc.’s tax group did not have an effect on the Company’s tax position. The federal income tax provision is allocated to each of the companies in the consolidated group pursuant to a written agreement, on the basis of each company’s separate return taxable income. As of December 31, 2001, the Company had a net operating loss carry forward of $186.3 million, which was fully utilized during 2002.
      Pre-tax income, before cumulative effects of a change in accounting principle, from domestic companies, was $150.1 million, $286.1 million and $252.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Pre-tax income from foreign operations was $128.7 million, $92.2 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the federal and foreign income tax provision (benefit) follow (in thousands):

	2004	2003	2002

Current:
United States	$108,467	$141,660	$6,593
Foreign	3,833	—	—

Total current income tax provision	112,300	141,660	6,593

Deferred:
United States	(20,449)	(12,591)	80,158
Foreign	—	—	—

Total deferred income tax (benefit) provision	(20,449)	(12,591)	80,158

Total federal and foreign income tax provision	$91,851	$129,069	$86,751

      Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of federal and foreign income tax assets and liabilities follow (in thousands):

	2004	2003

Unpaid losses and loss adjustment expenses	$148,786	$99,431
Unearned premiums	45,066	41,342
Reserve for potentially uncollectible balances	12,465	12,465
Pension and benefit accruals	6,999	6,813
Investments	24,267	34,216

Total deferred tax assets	237,583	194,267

Deferred acquisition costs	60,059	58,901
Other	6,005	2,902

Total deferred tax liabilities	66,064	61,803

Net deferred tax assets	171,519	132,464
Deferred income taxes on accumulated other comprehensive income	(73,687)	(60,538)

Deferred federal and foreign income tax asset	97,832	71,926
Current taxes recoverable (payable)	4,466	(743)

Federal and foreign income taxes recoverable	$102,298	$71,183

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) (in thousands):

	2004		2003		2002

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income before income taxes and cumulative effect of a change in accounting principle	$278,750		$378,294		$258,066

Income taxes computed on pre-tax income	$97,562	35.0%	$132,403	35.0%	$90,323	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(4,875)	(1.7)	(3,790)	(1.0)	(1,923)	(0.8)
Other, net	(836)	(0.3)	456	0.1	(1,649)	(0.6)

Total federal and foreign income tax provision	$91,851	33.0%	$129,069	34.1%	$86,751	33.6%

      The Company paid federal and foreign income taxes of $116.6 million and $142.2 million for the years ended December 31, 2004 and 2003, respectively. The Company recovered $4.3 million for the year ended December 31, 2002. The Company has a current tax recoverable of $4.5 million as of December 31, 2004 and a current tax payable of $0.7 million as of December 31, 2003.

12.	Commitments and Contingencies
      The Company and its subsidiaries lease office space and furniture and equipment under long-term leases expiring through the year 2022. Minimum annual rentals follow (in thousands):

2005	$8,338
2006	8,025
2007	7,390
2008	6,671
2009	6,392
2010 and thereafter	59,866

Total	$96,682

      The amounts above are reduced by an aggregate minimum rental recovery of $3.2 million resulting from the sublease of space to other companies.
      Rental expense, before sublease income, under these operating leases was $9.9 million, $8.4 million and $7.8 million in 2004, 2003 and 2002, respectively. The Company recovered $0.4 million, $0.7 million and $1.9 million in 2004, 2003 and 2002, respectively, from subleases.
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to certain Ranger policies issued from July 1, 1999 to April 30, 2004. Clearwater has terminated the agreement, effective April 30, 2004. Clearwater remains liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. Clearwater’s

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
potential exposure in connection with these endorsements is estimated at approximately $6.7 million, based on the subject policies’ case outstanding loss reserves. We deem the potential exposure to be immaterial, as Fairfax has agreed to indemnify Clearwater for any obligation under this agreement. The Company anticipates that Ranger will meet all of its obligations in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee that would require Clearwater to utilize the indemnification from Fairfax.
      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), an affiliate, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The Odyssey America guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America, and was terminated effective December 31, 2001. As part of a Fairfax initiative, CTR was dissolved and its assets and liabilities were assumed by other Fairfax affiliates, which have the responsibility for the run-off of its liabilities. Due to the existence of the affiliate guarantee of CTR’s liabilities, the assumption of CTR’s liabilities by other affiliates, and a Fairfax agreement to indemnify Odyssey America for all obligations under its guarantee, we deem the likelihood of loss related to this exposure to be remote.
      Through UK Holdings, Odyssey America became a limited liability participant in the Lloyd’s market in 1997. In order to continue underwriting at Lloyd’s, Odyssey America has established a clean irrevocable letter of credit and a deposit trust account in favor of the Society and Council of Lloyd’s. As of December 31, 2004, Odyssey America had pledged U.S. treasuries in the amount of $164.7 million in support of the letter of credit and had placed $170.9 million in a deposit trust account in London. The letter of credit and deposit trust account effectively secure the future contingent obligations of UK Holdings should the Lloyd’s underwriting syndicate in which Odyssey America participates incur net losses. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the letter of credit and the assets in the deposit trust account.
      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. Odyssey America’s potential exposure in connection with this agreement is estimated to be approximately $38.2 million, based on Falcon’s loss reserves at December 31, 2004. Falcon’s stockholders’ equity on a U.S. GAAP basis is estimated to be $30.0 million as of December 31, 2004. Additionally, Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross earned premium associated with the Subject Contracts on a quarterly basis. For each of the years ended December 31, 2004 and 2003, Falcon paid $0.6 million and $0.4 million, respectively, to Odyssey America related to this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not anticipate making any payments under this guarantee that would require Odyssey America to utilize the indemnification from Fairfax. In connection with the guarantee, Falcon has granted Odyssey America the option (the “Option”) to assume a ten percent quota share reinsurance participation for a period of up to three years of all of Falcon’s liabilities under the Subject Contracts entered into by Falcon on or after the date of the exercise of the Option by Odyssey America. If the Option is exercised, the one percent fee will be cancelled during the term of the quota share reinsurance agreement. As of December 31, 2004, this option has not been exercised by Odyssey America. The Option will terminate on December 31, 2005.
      In October 2002, a dispute arose between Odyssey America and a retrocessionaire arising from an excess of loss retrocessional contract pursuant to which the retrocessionaire reinsured Odyssey America for certain exposures assumed by Odyssey America from a third party insurer. At December 30, 2004, Odyssey America entered into commutation and release agreements that provide for the settlement of all claims relating to this

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
matter. The settlement was confirmed by the court on February 8, 2005. We anticipate final resolution of this matter early in the second quarter of 2005, and that such resolution will not be material to us.
      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002 on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30.0 million, including a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share Reinsurance Agreements (the “Treaties”). In May 2003, Gulf initiated litigation against two other reinsurers that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In late July 2003, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey America and the other reinsurers have answered the complaint and discovery has commenced. Among other things, Odyssey America contends that, (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) alternatively, the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. At this early stage, it is not possible to make any determination regarding the likely outcome of this matter.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Treaties”). London Life has alleged that Odyssey America has improperly administered the Treaties. The arbitration hearing is scheduled for November 2005. Odyssey America finds London Life’s claims to be without merit and is vigorously defending the arbitration. At this stage of the proceedings it is not possible to make a determination regarding the outcome of this matter; however, Odyssey America expects the arbitration panel to enforce the Treaties in its favor.
      During the second quarter of 2004, Odyssey America pledged and placed on deposit at Lloyd’s the equivalent of £110 million of U.S. Treasury Notes on behalf of Advent Capital (Holdings) PLC (“Advent”). Advent is 46.8% owned by Fairfax and its affiliates, including 15.0% by the Company. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 Funding Agreement with Advent whereby the funds are used to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is responsible for the payment of any losses resulting from the use of these funds to support its underwriting activities.
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
      Odyssey America organized O.R.E. Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in Asia. On January 29, 2004, ORE was capitalized by Odyssey America in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the investment by ORE of $16.6 million to purchase 45% of the issued and outstanding shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties and other investments. In conjunction with this investment, Odyssey America agreed to provide a guarantee of a credit facility to be established by CEPL in an amount up to

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$65 million. The guarantee is conditioned upon a pledge in favor of Odyssey America by the other shareholders of CEPL of assets with an aggregate value of 150% of the guarantee. As of this date, the credit facility has not been established; it is expected that this transaction will be completed during the first half of 2005.
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

13.	Dividend Restrictions, Statutory Information and Capital
      Odyssey America is subject to state regulatory restrictions that limit the maximum amount of dividends payable. Odyssey America must obtain approval of the Insurance Commissioner of the State of Connecticut (the “Connecticut Commissioner”) in order to pay during any 12-month period “extraordinary” dividends, which are defined as the greater of 10% of statutory capital and surplus as of the prior year end or net income for such prior year. Connecticut law further provides that (i) Odyssey America must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after the declaration thereof and at least ten days prior to payment and (ii) Odyssey America may not pay any dividend or distribution in excess of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without the Connecticut Commissioner’s approval.
      Odyssey America paid dividends to the Company of $55.0 million during 2004 and $18.0 million during 2002 and did not pay any dividends during 2003. The maximum amount of dividends which Odyssey America may pay to the Company in 2005, without prior approval, is $167.6 million.
      The following is the consolidated statutory basis net income and policyholders’ surplus of Odyssey America and its subsidiaries, for each of the years ended and as of December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

	(Unaudited)
Net income	$114,174	$110,471	$173,960
Policyholders’ surplus	$1,675,858	$1,553,067	$990,469
      The statutory provision for potentially uncollectible reinsurance recoverables due from unauthorized companies is reduced to the extent collateral is held by Clearwater or Hudson. Pursuant to indemnification agreements between the Company and Clearwater, and between the Company and Hudson, the Company provides letters of credit (“LOCs”) and/or cash in respect of uncollateralized balances due from unauthorized reinsurers. The use of such collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware, the domiciliary state of Clearwater and Hudson.
      As of December 31, 2004 and 2003, $7.3 million of funds held under reinsurance contracts related to cash collateral has been provided in regard to the above mentioned indemnification agreements. The Company has also provided a $20.5 million LOC to Clearwater and a $0.5 million LOC to Hudson as of December 31, 2004, which has been used as collateral in regard to the indemnification agreements. The indemnification agreements do not affect the reinsurance recoverable balances as reported in the accompanying consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Financial Guaranty Reinsurance
      The Company’s assumed financial guaranty reinsurance exposure to loss, in the event of nonperformance by the underlying insured and assuming underlying collateral proved to be of no value, was $55.7 million and $74.7 million as of December 31, 2004 and 2003, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guaranty reinsurance. The Company ceased writing financial guaranty business in 1992.
      As of December 31, 2004, such reinsurance in force had a remaining maturity term of one (1) to 25 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type and unearned premiums, for 2004 and 2003 follows (in millions):

	2004	2003

Municipal obligations:
General obligation bonds	$18	$21
Special revenue bonds	34	49
Industrial development bonds	1	1
Corporate obligations	3	4

Total	$56	$75

Unearned premiums	$0.3	$0.6

      The Company has not been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in millions):

2004
State	Debt Service

Florida	$10.2
Arizona	4.3
California	4.2
New Jersey	3.3
Kentucky	2.8
New York	2.8
Illinois	2.5
Alabama	2.4
Louisiana	2.2

Subtotal	34.7
States less than $2 million exposure per state	12.0
Geographic information not available	9.0

Total	$55.7

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Gross unpaid losses and loss adjustment expenses, beginning of year	$3,400,277	$2,871,552	$2,720,220
Less ceded unpaid losses and loss adjustment expenses, beginning of year	1,058,623	1,026,979	1,045,791

Net unpaid losses and loss adjustment expenses, beginning of year	2,341,654	1,844,573	1,674,429

Acquisition and disposition of net unpaid losses and loss adjustment expenses	77,074	—	9,151

Losses and loss adjustment expenses incurred related to:
Current year	1,448,360	1,208,854	921,222
Prior years	181,204	116,911	65,973

Total losses and loss adjustment expenses incurred	1,629,564	1,325,765	987,195

Paid losses and loss adjustment expenses related to:
Current year	304,892	241,590	215,073
Prior years	632,373	601,777	616,179

Total paid losses and loss adjustment expenses	937,265	843,367	831,252

Effects of exchange rate changes	24,912	14,683	5,050

Net unpaid losses and loss adjustment expenses, end of year	3,135,939	2,341,654	1,844,573
Add ceded unpaid losses and loss adjustment expenses, end of year	1,092,082	1,058,623	1,026,979

Gross unpaid losses and loss adjustment expenses, end of year	$4,228,021	$3,400,277	$2,871,552

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may occur in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event the business environment and loss trends diverge from selected trends, the Company may have to adjust its reserves accordingly. Management believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available at December 31, 2004. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.
      Losses and loss adjustment expenses related to prior accident years were $181.2 million, $116.9 million and $66.0 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Predominantly casualty classes of business in the Americas division, for the years ended December 31, 2004, 2003 and 2002 accounted for $176.0 million, $87.0 million and $44.4 million, respectively, of this increase.
      The Company, through a review of its reinsurance contracts, has evaluated its exposure arising from four hurricanes which occurred in August and September 2004. A pre-tax loss of $97.5 million (losses and loss adjustment expenses of $93.5 million and net reinstatement premiums ceded of $4.0 million) and an after-tax loss

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $63.4 million have been included in the statements of operations for the year ended December 31, 2004. The Company’s estimates of the losses from these hurricanes are based on the most recent information available; however, as additional information becomes available, such estimates may be revised, potentially resulting in adverse effects to the Company. Considerable time may elapse before the adequacy of the Company’s estimates can be determined.
      The Company uses tabular reserving for workers’ compensation indemnity reserves and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 1979 — 1981. Reserves reported at the discounted value were approximately $81.9 million and $78.0 million as of December 31, 2004 and 2003, respectively. The amount of case reserve discount was $52.6 million and $48.3 million as of December 31, 2004 and 2003, respectively. The amount of incurred but not reported reserve discount was $24.1 million and $18.4 million as of December 31, 2004 and 2003, respectively.

16.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to asbestos, environmental pollution and latent injury damage claims and exposures. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes case basis reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company’s dedicated asbestos and environmental claims unit based on its claims audits of ceding companies. The provision for liabilities incurred but not reported is established based on various methods such as loss development, market share and frequency and severity.
      Estimation of ultimate liabilities is unusually difficult due to several significant issues surrounding asbestos and environmental exposures. Among the issues are: (a) the long period between exposure and manifestation of an injury; (b) difficulty in identifying the sources of asbestos or environmental contamination; (c) difficulty in allocating responsibility or liability for asbestos or environmental damage; (d) changes in underlying laws and judicial interpretation of those laws; and (e) uncertainty regarding the identity and number of insureds with potential asbestos or environmental exposure.
      Regarding asbestos exposure in particular, several additional factors have emerged in recent years that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (a) continued growth in the number of claims filed due to a more aggressive plaintiff’s bar; (b) increase in claims involving defendants formerly regarded as peripheral; (c) growth in the use of bankruptcy filings by companies as a result of asbestos, which in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (d) concentration of claims in states particularly favorable to plaintiffs; and (e) the potential that states or the U.S. Congress may adopt legislation on asbestos legislation.
      Management believes, given these uncertainties, it is not feasible to establish a meaningful range of results involving these liabilities.
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written for accident years 1985 and prior. The Company has minimal exposure in the more recent accident years.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the years ended December 31, 2004, 2003 and 2002, respectively, is set forth in the table below (in thousands):

	2004	2003	2002

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$215,662	$189,720	$193,753
Less ceded unpaid losses and loss adjustment expenses, beginning of year	186,178	160,236	164,269

Net unpaid losses and loss adjustment expenses, beginning of year	29,484	29,484	29,484
Net losses and loss adjustment expenses incurred	21,245	—	—
Net paid losses and loss adjustment expenses	—	—	—

Net unpaid losses and loss adjustment expenses, end of year	50,729	29,484	29,484
Add ceded unpaid losses and loss adjustment expenses, end of year	191,422	186,178	160,236

Gross unpaid losses and loss adjustment expenses, end of year	$242,151	$215,662	$189,720

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$33,272	$45,712	$55,529
Less ceded unpaid losses and loss adjustment expenses, beginning of year	1,135	13,575	23,392

Net unpaid losses and loss adjustment expenses, beginning of year	32,137	32,137	32,137
Net losses and loss adjustment expenses incurred	(21,245)	—	—
Net paid losses and loss adjustment expenses	—	—	—

Net unpaid losses and loss adjustment expenses, end of year	10,892	32,137	32,137
Add ceded unpaid losses and loss adjustment expenses, end of year	19,006	1,135	13,575

Gross unpaid losses and loss adjustment expenses, end of year	$29,898	$33,272	$45,712

      Our survival ratio for environmental and asbestos related liabilities as of December 31, 2004 is ten years, reflecting full utilization of remaining indemnifications. Our underlying survival ratio for environmental related liabilities is four years and for asbestos related liabilities is fourteen years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on December 31, 2004, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. Our survival ratio is nine years for environmental and asbestos related liabilities as of December 31, 2004, prior to the reflection of indemnifications. Our survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best Company in its special report on Asbestos and Environmental claims dated December 6, 2004.
      Favorable emergence for environmental claims for the year ended December 31, 2004 was offset by strengthening loss reserves for asbestos claims where there has been additional emergence. Net losses and loss adjustment expenses for asbestos claims increased $21.2 million for the year ended December 31, 2004.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Environmental net losses and loss adjustment expenses declined $21.2 million for the year ended December 31, 2004.

17.	Debt Obligations
      The components of debt obligations are as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2004	2003

7.65% Senior Notes	$224,616	$224,572
4.375% Convertible Senior Debentures	109,900	110,000
7.49% Senior Notes	41,524	42,320

Total debt obligations	$376,040	$376,892

      During the fourth quarter of 2003, the Company issued $225.0 million aggregate principal amount of senior notes due November 1, 2013. The issue was sold at a discount of $0.4 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65%, which is due semi-annually on May 1st and November 1st. The senior notes are redeemable at a premium, prior to maturity, at the discretion of the Company.
      In June 2002, the Company issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require the Company to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of the Company’s common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of December 31, 2004 such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, the Company may choose to deliver, in lieu of the Company’s common stock, cash or a combination of cash and common stock. It is the Company’s intent to settle any debt conversion in cash. During the fourth quarter of 2004, the Company retired $0.1 million of the Convertible Debt. The Convertible Debt is reflected on the Company’s balance sheet at a value of $109.9 million, the aggregate principal amount of Convertible Debt outstanding.
      In December 2001, the Company issued $100.0 million aggregate principal amount of senior notes, due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at the Company’s option. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the senior notes. Immediately following the issuance of the senior notes, the Company entered into an interest rate swap agreement with Bank of America N.A. (“Bank of America”) that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, the Company sold the variable interest rate instrument for a gain of $6.4 million. The gain has been deferred and is being amortized over the remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the deferred gain was immediately realized. As of December 31, 2004, the aggregate principal amount of senior notes outstanding is $40.0 million and the remaining deferred gain is $1.5 million.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$40,000
2013	225,000
2022	109,900

Total	$374,900

      The Company’s 7.49% senior notes are subject to certain covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of December 31, 2004, the Company was in compliance with all covenants.
      On September 27, 2004, the Company and its subsidiaries Odyssey America, Clearwater, Hudson and Hudson Specialty entered into a Credit Agreement with Bank of America, as administrative agent, lender and letter of credit issuer, and JPMorgan Chase Bank, Citizens National Bank and PNC Bank, as lenders. The Credit Agreement provides for a 364-day revolving credit facility of $90.0 million, which is available for direct, unsecured borrowings by us. The credit facility includes a $65.0 million sub-limit for the issuance of standby letters of credit for our account or one or more of our insurance and reinsurance company subsidiaries. The credit facility will be used for working capital and other corporate purposes, and for the issuance of letters of credit to support reinsurance liabilities. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Bank of America’s publicly announced prime rate. Alternatively, at our option, loans will bear interest at the “Eurodollar Rate,” which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 1.250%.

18.	Segment Reporting
      The Company’s operations are managed through four distinct divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s United States reinsurance operations and its Canadian and Latin American offices. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business primarily through professional reinsurance brokers. Treaty business is written through its Canadian branch, while Latin America writes both treaty and facultative business. The EuroAsia division is comprised of offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The Company’s London Market division operates through two distribution channels, Newline at Lloyd’s, where the business focus is casualty insurance, and the Company’s London branch, where the business focus is worldwide property and casualty reinsurance. The U.S. Insurance division is comprised of Hudson, Hudson Specialty and Clearwater. The U.S. Insurance division writes specialty program insurance business, physicians medical malpractice and hospital professional liability business.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The financial results of these divisions for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

Year Ended December 31, 2004	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written(1)	$1,263,210	$553,671	$447,681	$412,069	$2,676,631

Net premiums written	$1,208,178	$530,511	$388,245	$235,643	$2,362,577

Net premiums earned	$1,229,393	$482,096	$421,219	$198,359	$2,331,067

Losses and loss adjustment expenses	906,081	299,791	293,560	130,132	1,629,564
Acquisition costs and other underwriting expenses	389,707	123,099	103,024	38,274	654,104

Total underwriting deductions	1,295,788	422,890	396,584	168,406	2,283,668

Underwriting (loss) income	$(66,395)	$59,206	$24,635	$29,953	47,399

Net investment income					164,703
Net realized investment gains					113,464
Other expense, net					(21,207)
Interest expense					(25,609)

Income before income taxes					$278,750

Underwriting ratios:
Losses and loss adjustment expenses	73.7%	62.2%	69.7%	65.6%	69.9%
Acquisition costs and other underwriting expenses	31.7	25.5	24.5	19.3	28.1

Combined ratio	105.4%	87.7%	94.2%	84.9%	98.0%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2003	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written(1)	$1,421,381	$408,077	$437,902	$333,821	$2,601,181

Net premiums written	$1,248,938	$388,705	$374,568	$141,369	$2,153,580

Net premiums earned	$1,170,696	$364,542	$334,228	$95,627	$1,965,093

Losses and loss adjustment expenses	801,295	248,652	205,458	70,360	1,325,765
Acquisition costs and other underwriting expenses	380,737	90,658	89,366	16,562	577,323

Total underwriting deductions	1,182,032	339,310	294,824	86,922	1,903,088

Underwriting (loss) income	$(11,336)	$25,232	$39,404	$8,705	62,005

Net investment income					134,115
Net realized investment gains					202,742
Other expense, net					(7,912)
Interest expense					(12,656)

Income before income taxes					$378,294

Underwriting ratios:
Losses and loss adjustment expenses	68.5%	68.2%	61.5%	73.6%	67.5%
Acquisition costs and other underwriting expenses	32.5	24.9	26.7	17.3	29.3

Combined ratio	101.0%	93.1%	88.2%	90.9%	96.8%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2002	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written(1)	$1,189,003	$258,646	$315,257	$168,567	$1,931,473

Net premiums written	$1,102,837	$249,650	$243,460	$35,298	$1,631,245

Net premiums earned	$1,001,302	$221,531	$187,811	$21,998	$1,432,642

Losses and loss adjustment expenses	678,956	161,929	127,265	19,045	987,195
Acquisition costs and other underwriting expenses	313,861	59,180	55,736	3,754	432,531

Total underwriting deductions	992,817	221,109	183,001	22,799	1,419,726

Underwriting income (loss)	$8,485	$422	$4,810	$(801)	12,916

Net investment income					123,028
Net realized investment gains					135,796
Other income, net					(4,985)
Interest expense					(8,689)

Income before income taxes					$258,066

Underwriting ratios:
Losses and loss adjustment expenses	67.8%	73.1%	67.8%	86.6%	68.9%
Acquisition costs and other underwriting expenses	31.3	26.7	29.7	17.1	30.2

Combined ratio	99.1%	99.8%	97.5%	103.7%	99.1%

Gross Premiums Written by Major Unit/ Division

	Years Ended December 31,

	2004	2003	2002

United States	$1,044,382	$1,188,030	$1,024,126
Latin America	171,328	149,722	116,834
Canada	46,028	79,512	40,770
London Branch	1,472	4,117	7,273

Subtotal Americas	1,263,210	1,421,381	1,189,003
EuroAsia	553,671	408,077	258,646
London Market	447,681	437,902	315,257
U.S. Insurance	412,069	333,821	168,567

Total gross premiums written(1)	$2,676,631	$2,601,181	$1,931,473

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Type of Business/ Business Unit

	Years Ended December 31,

	2004	2003	2002

Property excess of loss	$108,375	$116,984	$114,742
Property proportional	201,004	254,518	189,592
Casualty excess of loss	219,035	249,856	241,202
Casualty proportional	479,671	573,944	460,564
Marine and aerospace	33,564	20,680	13,040
Surety and credit	47,825	45,403	28,717
Miscellaneous lines	12,201	14,976	28,620
Facultative reinsurance	161,535	145,020	112,526

Subtotal Americas	1,263,210	1,421,381	1,189,003

Property excess of loss	126,739	99,348	57,753
Property proportional	191,621	150,157	102,780
Casualty excess of loss	51,642	35,109	17,901
Casualty proportional	54,029	26,903	24,704
Marine and aerospace	41,756	29,947	16,003
Surety and credit	58,462	40,429	11,726
Facultative reinsurance	4,482	8,596	24,614
First Capital	24,940	17,588	3,165

Subtotal EuroAsia	553,671	408,077	258,646

London Branch
Property excess of loss	66,159	47,966	45,877
Property proportional	6,900	14,643	11,267
Casualty excess of loss	22,889	19,283	9,878
Casualty proportional	23,531	14,992	6,948
Marine and aerospace	63,003	57,567	43,506
Newline
Liability lines	254,318	264,137	163,662
All other	10,881	19,314	34,119

Subtotal London Market	447,681	437,902	315,257

Healthcare	137,704	110,615	—
Property	31,995	37,878	27,608
Casualty	134,162	97,165	73,696
Auto	108,208	88,163	67,263

Subtotal U.S. Insurance	412,069	333,821	168,567

Total gross premiums written(1)	$2,676,631	$2,601,181	$1,931,473

(1)	A portion of the gross premiums written by the U.S. Insurance division has been ceded to, and is also included in, the Americas division’s gross premiums written. Accordingly, the total gross premiums written as shown in the tables above do not agree to the gross premiums written of $2,656.5 million, $2,558.2 million

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $1,894.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, reflected in the consolidated statements of operations.

The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

19.	Quarterly Financial Information (Unaudited)
      A summary of selected quarterly financial information follows (in thousands, except per share amounts):

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Year

Gross premiums written	$629,483	$611,976	$754,232	$660,818	$2,656,509
Net premiums written	553,239	550,011	671,283	588,044	2,362,577
Net premiums earned	546,261	580,114	590,007	614,685	2,331,067
Net investment income	35,462	35,105	46,192	47,944	164,703
Net realized investment gains	34,839	32,417	33,625	12,583	113,464
Other expense, net	(2,360)	(2,596)	(4,728)	(11,523)	(21,207)
Income before income taxes	88,861	88,895	27,852	73,142	278,750
Net income	58,955	59,051	18,021	50,872	186,899
Net income per common share:
Basic	$0.92	$0.92	$0.28	$0.79	$2.90
Diluted	$0.85	$0.85	$0.27	$0.74	$2.71

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	Year

Gross premiums written	$563,841	$609,876	$702,953	$681,486	$2,558,156
Net premiums written	489,929	542,714	582,157	538,780	2,153,580
Net premiums earned	447,323	481,148	513,842	522,780	1,965,093
Net investment income	32,400	26,740	31,839	43,136	134,115
Net realized investment gains	38,264	131,551	17,263	15,664	202,742
Other expense, net	(2,967)	(730)	(1,558)	(2,657)	(7,912)
Income before income taxes	70,392	171,891	63,680	72,331	378,294
Net income	46,579	112,687	42,328	47,631	249,225
Net income per common share:
Basic	$0.72	$1.74	$0.65	$0.74	$3.85
Diluted	$0.67	$1.61	$0.61	$0.69	$3.59
      Due to changes in the number of weighted average common shares outstanding during 2004 and 2003, quarterly earnings per common share amounts do not add to the total for the year.
      Diluted net income per common share for the first three quarters of 2004 and each quarter in 2003 has been restated for the effect of EITF Issue 4-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (see note 2(k)).

SCHEDULE I
ODYSSEY RE HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2004

			Amount at
			Which Shown
	Amortized		in the
Type of Investment	Cost	Fair Value	Balance Sheet

	(In thousands)
Fixed income securities:
Bonds available for sale:
United States government and government agencies and authorities	$1,400,338	$1,363,012	$1,363,012
States, municipalities and political subdivisions	186,958	183,488	183,488
Foreign governments	336,777	344,410	344,410
All other corporate	554,541	614,720	614,720

Total fixed income securities available for sale	2,478,614	2,505,630	2,505,630

Equity securities, at fair value:
Common stocks, at fair value:
Bank, trusts and insurance companies	524,056	663,630	663,630
Industrial and miscellaneous and all other	212,156	206,241	206,241

Total equity securities, at fair value	736,212	869,871	869,871

Short-term investments	213,403	213,403	213,403

Other invested assets	147,059	149,075	149,075

Total	$3,575,288	$3,737,979	$3,737,979

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Investment in subsidiary, at equity	$1,952,841	$1,729,412
Cash and cash equivalents	1,743	13,914

Total investments and cash	1,954,584	1,743,326
Investment income due and accrued	—	7
Federal and foreign income taxes recoverable	20,485	31,140
Other assets	7,704	4,811

Total assets	$1,982,773	$1,779,284

LIABILITIES
Debt obligations	$376,040	$376,892
Interest payable	3,271	3,319
Other liabilities	17,962	8,838

Total liabilities	397,273	389,049

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	794,055	793,586
Treasury stock, at cost (387,879 and 146,691 shares, respectively)	(9,426)	(2,549)
Unearned compensation	(4,977)	(3,439)
Accumulated other comprehensive income, net of deferred income taxes	136,849	112,430
Retained earnings	668,348	489,556

Total stockholders’ equity	1,585,500	1,390,235

Total liabilities and stockholders’ equity	$1,982,773	$1,779,284

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
REVENUES
Net investment income	$10	$145	$904
Net realized capital gains (losses)	1	(21)	66
Equity in undistributed net income of subsidiary	210,981	262,514	215,681

Total revenues	210,992	262,638	216,651

EXPENSES
Other expense, net	13,477	7,912	4,985
Interest expense	25,609	12,656	8,689

Total expense	39,086	20,568	13,674

Income before income taxes	171,906	242,070	202,977

Federal and foreign income tax benefit:
Current	(3,452)	—	—
Deferred	(11,541)	(7,155)	(5,200)

Total federal and foreign income tax benefit	(14,993)	(7,155)	(5,200)

Net income to common stockholder	186,899	249,225	208,177
Retained earnings, beginning of year	489,556	247,239	45,576
Dividends to common stockholder	(8,107)	(6,908)	(6,514)

Retained earnings, end of year	$668,348	$489,556	$247,239

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES
Net income to common stockholder	$186,899	$249,225	$208,177
Adjustments to reconcile net income to common stockholder to net cash used in operating activities:
Equity in undistributed net income of subsidiary	(210,981)	(262,514)	(215,681)
Federal and foreign income taxes	10,655	(642)	(5,200)
Other assets and liabilities, net	5,806	1,224	1,477
Bond premium amortization, net	—	24	388
Amortization of restricted stock	1,778	1,132	1,128
Net realized investment (gains) losses	(1)	21	(66)

Net cash used in operating activities	(5,844)	(11,530)	(9,777)

INVESTING ACTIVITIES
Maturities of fixed income securities	—	15,000	—
Sales of fixed income securities	—	—	7,096
Acquisition of subsidiary	(43,029)	—	(17,757)
Capital contribution to subsidiary	—	(165,000)	—
Decrease in short-term investments	—	—	14,779

Net cash (used in) provided by investing activities	(43,029)	(150,000)	4,118

FINANCING ACTIVITIES
Proceeds from interest rate contract	—	8,667	—
Additional borrowings, net of acquisition costs	—	222,480	107,494
Repayments of principal	(100)	(50,000)	(110,000)
Purchase of treasury stock	(10,091)	(284)	(2,305)
Dividends	(8,107)	(6,908)	(6,514)
Dividend from subsidiary	55,000	—	18,000

Net cash provided by financing activities	36,702	173,955	6,675

Increase in cash and cash equivalents	(12,171)	12,425	1,016
Cash and cash equivalents, beginning of year	13,914	1,489	473

Cash and cash equivalents, end of year	$1,743	$13,914	$1,489

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY
      (1) The condensed financial information of the registrant should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere herein. Certain prior year amounts have been reclassified to conform to the balance sheet presentation as of December 31, 2004.
      (2) OdysseyRe’s investment in Odyssey America is accounted for under the equity method of accounting.

SCHEDULE III
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INSURANCE INFORMATION
AS OF DECEMBER 31, 2004 AND 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands)

								Amortization
		Net unpaid						of net
	Deferred	losses and					Net losses	deferred
	policy	loss	Gross	Net	Net	Net	and loss	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expenses	costs	expenses

Year Ended December 31, 2004
Americas	$95,075	$1,978,178	$374,451	$1,208,178	$1,229,393	$137,624	$906,081	$323,597	$66,110
EuroAsia	35,796	369,185	133,847	530,511	482,096	6,409	299,791	104,877	18,222
London Market	25,815	589,125	151,884	388,245	421,219	14,654	293,560	75,603	27,421
U.S. Insurance	14,397	199,451	172,123	235,643	198,359	6,006	130,132	24,348	13,926
Holding Company	—	—	—	—	—	10	—	—	—

Totals	$171,083	$3,135,939	$832,305	$2,362,577	$2,331,067	$164,703	$1,629,564	$528,425	$125,679

Year Ended December 31, 2003
Americas	$107,140	$1,669,640	$400,329	$1,248,938	$1,170,696	$122,924	$801,295	$326,200	$54,537
EuroAsia	25,296	258,197	99,140	388,705	364,542	3,441	248,652	76,257	14,401
London Market	27,787	353,782	178,535	374,568	334,228	5,750	205,458	63,752	25,614
U.S. Insurance	8,066	60,035	141,836	141,369	95,627	1,855	70,360	9,806	6,756
Holding Company	—	—	—	—	—	145	—	—	—

Totals	$168,289	$2,341,654	$819,840	$2,153,580	$1,965,093	$134,115	$1,325,765	$476,015	$101,308

Year Ended December 31, 2002
Americas	$85,805	$1,451,922	$314,165	$1,102,837	$1,001,302	$116,500	$678,956	$268,657	$45,204
EuroAsia	18,057	160,783	69,393	249,650	221,531	2,512	161,929	50,796	8,384
London Market	22,595	219,748	132,812	243,460	187,811	1,572	127,265	37,961	17,775
U.S. Insurance	2,433	12,120	86,192	35,298	21,998	1,540	19,045	4,848	(1,094)
Holding Company	—	—	—	—	—	904	—	—	—

Totals	$128,890	$1,844,573	$602,562	$1,631,245	$1,432,642	$123,028	$987,195	$362,262	$70,269

SCHEDULE IV
ODYSSEY RE HOLDINGS CORP.
REINSURANCE

		Assumed	Ceded to		Percentage of
		from other	other		amount
	Direct	companies	companies	Net Amount	assumed to net

	(In thousands)
Year Ended December 31, 2004:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	702,127	1,954,382	293,932	2,362,577	82.7
Title insurance	—	—	—	—	—

Total premiums written	$702,127	$1,954,382	$293,932	$2,362,577	82.7%

Year Ended December 31, 2003:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	634,860	1,923,296	404,576	2,153,580	89.3
Title insurance	—	—	—	—	—

Total premiums written	$634,860	$1,923,296	$404,576	$2,153,580	89.3%

Year Ended December 31, 2002:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	296,855	1,597,675	263,285	1,631,245	97.9
Title insurance	—	—	—	—	—

Total premiums written	$296,855	$1,597,675	$263,285	$1,631,245	97.9%

SCHEDULE VI
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)
(In thousands)

Gross
		reserves for						Net losses and loss		Amortization
		unpaid	Discount,					adjustment expenses		of net	Net paid
	Deferred	losses and	if any					incurred related to:		deferred	losses and
Affiliation	policy	loss	deducted	Gross	Net	Net	Net			policy	loss
with	acquisition	adjustment	in previous	unearned	premiums	premiums	investment	current	prior	acquisition	adjustment
Registrant	costs	expenses	column	premiums	written	earned	income	Year	Year	costs	expenses

Year Ended December 31, 2004:
(a) Consolidated property-casualty insurance entities	$171,083	$4,228,021	$76,725	$832,305	$2,362,577	$2,331,067	$164,703	$1,448,360	$181,204	$528,425	$937,265
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2003:
(a) Consolidated property-casualty insurance entities	$168,289	$3,400,277	$66,682	$819,840	$2,153,580	$1,965,093	$134,115	$1,208,854	$116,911	$476,015	$843,367
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2002:
(a) Consolidated property-casualty insurance entities	$128,890	$2,871,552	$61,443	$602,562	$1,631,245	$1,432,642	$123,028	$921,222	$65,973	$362,262	$831,252
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      None.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period.
      (b) Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
      Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Under the supervision and with the participation of our principal executive officer and our principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2004, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      (c) Attestation report of the registered public accounting firm. PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2004. The attestation report is included in this Annual Report on Form 10-K on pages 63 and 64.
      (d) Changes in internal controls over financial reporting. There have been no changes during our fourth fiscal quarter of 2004 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of certain events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers,” “Audit Committee Financial Expert,” “Audit Committee,” “Code of Ethics for Senior Financial Officers” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement (Proxy Statement) for the 2005 Annual General Meeting of Stockholders, which will be filed with the Commission within 120 days of the close of our fiscal year ended December 31, 2004, which sections are incorporated herein by reference.

Item 11.	Executive Compensation
      Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in our Proxy Statement, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in our Proxy Statement, which are incorporated herein by reference.
Equity Compensation Plan Information
      The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2004.

Number of Securities
	to be Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	For Future Issuance

Equity Compensation Plans:
Not approved by stockholders	—	—	—
Approved by stockholders	827,091	$18.53	6,581,682	(1)

(1)	Includes options to purchase 725,563 shares of our common stock available for future grant under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan and 183,593 shares of our common stock available for future grant under the Odyssey Re Holdings Corp. (Non-Qualified) Employee Share Purchase Plan. In addition, under the terms of the Odyssey Re Holdings Corp. Restricted Share Plan and the Odyssey Re Holdings Corp. Stock Option Plan (the “Plans”), we are authorized to grant awards of restricted shares and stock options that together do not exceed 10% of our issued and outstanding shares of common stock as of the last business day of each calendar year. As of December 31, 2004, the number of restricted shares of our common stock authorized for future grant together with the number of shares of our common stock underlying options authorized for future grant was 5,672,526. OdysseyRe presently has no intention to grant any shares or options pursuant to the Plans.

Item 13.	Certain Relationships and Related Transactions
      Reference is made to the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Reference is made to the section captioned “Independent Public Accountants” in our Proxy Statement, which is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules
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
Date: March 7, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard		President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2005

/s/ CHARLES D. TROIANO Charles D. Troiano		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2005

* V. Prem Watsa		Director	March 7, 2005

* James F. Dowd		Director	March 7, 2005

* Frank B. Bennett		Director	March 7, 2005

* Robbert Hartog		Director	March 7, 2005

* Anthony F. Griffiths		Director	March 7, 2005

* Brandon Sweitzer		Director	March 7, 2005

* Samuel A. Mitchell		Director	March 7, 2005

*By:	/s/ CHARLES D. TROIANO Attorney-in-fact

EXHIBIT INDEX

Number	Title of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
4.2	Indenture dated June 18, 2002 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).
4.3	Registration Rights Agreement dated June 18, 2002 between Odyssey Re Holdings Corp. and Banc of America Securities LLC regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).
4.4	Indenture dated October 31, 2003 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.5	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.6	Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).
10.1	Intentionally deleted.
10.2	Intentionally deleted.
10.3	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.4	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.5	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002) and Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability, as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.6	Amended and Restated Employment Agreement dated as of April 1, 2001 between Andrew Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.7	Employment Agreement dated as of October 1, 2001 between Charles D. Troiano and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.8	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

Number	Title of Exhibit

10.9	Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut and guarantee of Odyssey Re Holdings Corp. executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004) which amends the Lease Agreement between TIG Insurance Company and First Stamford Place Company, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.10	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.11	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.12	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Odyssey Reinsurance Corporation dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.13	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Hudson Insurance Company dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.14	Intentionally deleted.
10.15	Investment Administration Agreement between Fairfax Financial Holdings Limited and Odyssey Reinsurance Corporation dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.16	Investment Administration Agreement between Fairfax Financial Holdings Limited and Hudson Insurance Company dated as of May 11, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.17	Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.18	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.19	Term Note dated as of June 19, 2001, including Postponement Agreement dated as of January 31, 2002 related thereto (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.20	Investment Management Agreement between Hamblin Watsa Investment Counsel Ltd. and Newline Underwriting Management Ltd. dated as of February 16, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.21	Intentionally deleted.
10.22	Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

Number	Title of Exhibit

10.23	Indemnification Agreement in favor of Odyssey Reinsurance Corporation from Fairfax Financial Holdings Limited dated as of March 20, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.24	Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.25	Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.26	Odyssey Re Holdings Corp. Restricted Share Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.27	Odyssey Re Holdings Corp. Stock Option Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.28	Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.29	Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).
10.30	Odyssey America Reinsurance Corporation 401(k) Excess Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.31	Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.32	Exchange Agreement among TIG Insurance Company, ORH Holdings Inc. and Odyssey Re Holdings Corp dated as of June 19, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.33	Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.34	Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.35	Note Purchase Agreement dated as of November 15, 2001 among Odyssey Re Holdings Corp. and the purchasers listed in Schedule A attached thereto, including the form of Notes issued in connection therewith (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.36	Intentionally deleted.
10.37	Intentionally deleted.
10.38	Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement filed on March 21, 2002).
10.39	Underwriting Agreement dated October 28, 2003 with respect to the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

Number	Title of Exhibit

10.40	Underwriting Agreement dated November 13, 2003 with respect to the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).
10.41	Credit Agreement dated as of September 27, 2004 among Odyssey Re Holdings Corp., Bank of America, N.A., and the other parties thereto, and the notes executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004).
*21.1	List of the Registrant’s Subsidiaries.
*23	Consent of PricewaterhouseCoopers LLP.
*24	Powers of Attorney.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.