Form 10-Q
period 2005-03-31
ODYSSEY RE HOLDINGS CORP
filed 2005-05-09
CIK 1137048

As filed with the Securities and Exchange Commission on May 9, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2005	Commission File Number: 1-16535
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
Odyssey Re Holdings Corp.
300 First Stamford Place, Stamford, CT 06902
(203) 977-8000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Donald L. Smith, Esq.
Senior Vice President, General Counsel and Corporate Secretary
Odyssey Re Holdings Corp.
300 First Stamford Place, Stamford, CT 06902
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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☑          NO ☐
      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 2, 2005

Common Stock, $.01 Par Value	64,847,265

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION
PART I — Item 1.     Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,611,460 and $2,478,614, respectively)	$2,595,261	$2,505,630
Equity securities:
Common stocks, at fair value (cost $839,350 and $736,212, respectively)	1,001,989	869,871
Common stocks, at equity	165,400	165,507
Short-term investments, at cost which approximates fair value	212,484	213,403
Cash and cash equivalents	1,071,423	1,156,447
Cash collateral for borrowed securities	178,861	176,518
Other invested assets	184,095	149,075

Total investments and cash	5,409,513	5,236,451
Investment income due and accrued	27,549	39,609
Premiums receivable	574,104	550,198
Reinsurance recoverables on loss payments	130,411	89,912
Reinsurance recoverables on unpaid losses	1,061,159	1,092,082
Prepaid reinsurance premiums	93,986	93,774
Funds held by ceding insurers	180,854	192,346
Deferred acquisition costs	179,401	171,083
Federal and foreign income taxes	115,621	102,298
Other assets	111,610	138,022

Total assets	$7,884,208	$7,705,775

LIABILITIES
Unpaid losses and loss adjustment expenses	$4,333,325	$4,228,021
Unearned premiums	879,480	832,305
Reinsurance balances payable	134,660	122,182
Funds held under reinsurance contracts	176,841	179,867
Debt obligations	375,852	376,040
Obligations to return borrowed securities	43,357	56,191
Other liabilities	135,255	140,874

Total liabilities	6,078,770	5,935,480

Minority interests	205,448	184,795

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	794,063	794,055
Treasury stock, at cost (295,592 and 387,879 shares, respectively)	(7,146)	(9,426)
Unearned compensation	(7,096)	(4,977)
Accumulated other comprehensive income, net of deferred income taxes	117,039	136,849
Retained earnings	702,479	668,348

Total stockholders’ equity	1,599,990	1,585,500

Total liabilities and stockholders’ equity	$7,884,208	$7,705,775

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

REVENUES
Gross premiums written	$681,567	$629,483
Ceded premiums written	65,992	76,244

Net premiums written	615,575	553,239
Increase in unearned premiums	(47,307)	(6,978)

Net premiums earned	568,268	546,261
Net investment income	39,628	35,496
Net realized investment gains	45,174	34,839

Total revenues	653,070	616,596

EXPENSES
Losses and loss adjustment expenses	414,079	363,557
Acquisition costs	118,520	125,481
Other underwriting expenses	32,406	29,909
Other expense, net	8,227	2,360
Interest expense	6,406	6,394

Total expenses	579,638	527,701

Income before income taxes and minority interests	73,432	88,895

Federal and foreign income tax provision (benefit):
Current	35,624	25,122
Deferred	(11,047)	4,796

Total federal and foreign income tax provision	24,577	29,918

Minority interests	(12,698)	(22)

NET INCOME	$36,157	$58,955

BASIC
Weighted average shares outstanding	64,236,299	64,418,098

Basic earnings per common share	$0.56	$0.92

DILUTED
Weighted average common shares outstanding	69,913,234	70,453,070

Diluted earnings per common share	$0.53	$0.85

DIVIDENDS
Dividends declared per common share	$0.031	$0.031

COMPREHENSIVE INCOME (LOSS)
Net income	$36,157	$58,955
Other comprehensive loss, net of tax	(19,810)	(5,231)

Comprehensive income	$16,347	$53,724

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(In thousands, except share amounts)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	794,055	793,586
Net increase during the period	8	481

Balance, end of period	794,063	794,067

TREASURY STOCK
Balance, beginning of period	(9,426)	(2,549)
Purchases during the period	(556)	(5,198)
Reissuance during the period	2,836	3,871

Balance, end of period	(7,146)	(3,876)

UNEARNED COMPENSATION
Balance, beginning of period	(4,977)	(3,439)
Issuance of restricted stock during the period	(2,579)	(4,239)
Amortization during the period	460	316

Balance, end of period	(7,096)	(7,362)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	136,849	112,430
Unrealized net (losses) gains on securities, net of reclassification adjustment	(9,163)	843
Foreign currency translation adjustments	(10,647)	(6,074)

Balance, end of period	117,039	107,199

RETAINED EARNINGS
Balance, beginning of period	668,348	489,556
Net income	36,157	58,955
Dividends to stockholders	(2,026)	(2,034)

Balance, end of period	702,479	546,477

TOTAL STOCKHOLDERS’ EQUITY	$1,599,990	$1,437,156

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,754,978	64,996,166
Net treasury shares issued (acquired) during the period	92,287	(15,078)

Balance, end of period	64,847,265	64,981,088

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

OPERATING ACTIVITIES
Net income	$36,157	$58,955
Adjustments to reconcile net income to net cash provided by operating activities:
Premiums receivable and funds held, net	(43,461)	3,930
Unearned premiums	46,963	10,679
Unpaid losses and loss adjustment expenses	136,228	123,309
Federal and foreign income taxes	(2,645)	(5,264)
Other assets and liabilities, net	35,283	(15,951)
Deferred acquisition costs	(8,318)	(2,905)
Net realized investment gains	(45,174)	(34,839)
Bond discount amortization, net	(2,204)	(3,468)

Net cash provided by operating activities	152,829	134,446

INVESTING ACTIVITIES
Maturities of fixed income securities	68	2,837
Sales of fixed income securities	225,886	691,322
Purchases of fixed income securities	(343,431)	(1,495,941)
Sales of equity securities	126,490	47,747
Purchases of equity securities	(202,891)	(74,861)
Purchases of other invested assets	(25,350)	(43,133)
Decrease related to cash collateral for borrowed securities	(2,343)	—
Decrease related to obligation to return borrowed securities	(9,449)	—
Increase in short-term investments	(1,777)	(8,127)

Net cash used in investing activities	(232,797)	(880,156)

FINANCING ACTIVITIES
Dividends	(2,026)	(2,034)
Purchase of treasury stock	(556)	(5,198)

Net cash used in financing activities	(2,582)	(7,232)

Effect of exchange rate changes on cash and cash equivalents	(2,474)	981

Decrease in cash and cash equivalents	(85,024)	(751,961)
Cash and cash equivalents, beginning of period	1,156,447	1,588,659

Cash and cash equivalents, end of period	$1,071,423	$836,698

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”) is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Odyssey America Reinsurance Corporation (“Odyssey America”). Odyssey America directly or indirectly owns all of the common stock of Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218 at Lloyd’s (collectively, “Newline”); Hudson Insurance Company (“Hudson”); and Hudson Specialty Insurance Company (“Hudson Specialty”). As of March 31, 2005, Fairfax Financial Holdings Limited (“Fairfax”), a Canadian financial services holding company, owned 80.8% of OdysseyRe.
      The Company, through its operating subsidiaries, is a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance in the United States.
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingencies. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which, in management’s opinion, are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. Certain 2004 amounts have been presented on a basis consistent with the 2005 balance sheet and statement of operations. The results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results for a full year.

2.	Accumulated Other Comprehensive Income
      The following table shows the components of the change in accumulated other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Beginning balance of accumulated other comprehensive income	$136,849	$112,430

Beginning balance of unrealized net gains on securities	84,412	73,756
Ending balance of unrealized net gains on securities	75,249	74,599

Current period change in unrealized net gains on securities	(9,163)	843

Beginning balance of foreign currency translation adjustments	53,662	39,896
Ending balance of foreign currency translation adjustments	43,015	33,822

Current period change in foreign currency translation adjustments	(10,647)	(6,074)

Beginning balance of minimum pension liability	(1,225)	(1,222)
Ending balance of minimum pension liability	(1,225)	(1,222)

Current period change of minimum pension liability	—	—

Current period change in accumulated other comprehensive income	(19,810)	(5,231)

Ending balance of accumulated other comprehensive income	$117,039	$107,199

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of comprehensive income (loss) for the three months ended March 31, 2005 and 2004 are shown in the following table (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Net income	$36,157	$58,955

Other comprehensive (loss) income, before tax:
Unrealized net (losses) gains on securities arising during the period	(16,084)	21,482
Reclassification adjustment for realized gains (losses) included in net income	1,987	(20,185)
Foreign currency translation adjustments	(16,380)	(9,345)

Other comprehensive loss, before tax	(30,477)	(8,048)

Tax benefit (expense):
Unrealized net gains (losses) on securities arising during the period	5,629	(7,519)
Reclassification adjustment for realized (losses) gains included in net income	(695)	7,065
Foreign currency translation adjustments	5,733	3,271

Total tax expense	10,667	2,817

Other comprehensive loss, net of tax	(19,810)	(5,231)

Comprehensive income	$16,347	$53,724

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share
      Net income per common share for the three months ended March 31, 2005 and 2004 has been computed in the following table based upon weighted average common shares outstanding and includes the effect of implementing the Emerging Issues Task Force Issue 4–08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, on a retroactive basis for the three months ended March 31, 2004 (in thousands, except share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Net income available to stockholders — basic	$36,157	$58,955
Effect of 4.375% Convertible Senior Debentures interest, net of tax	782	782

Income available to common stockholders — diluted	$36,939	$59,737

Weighted average common shares outstanding — basic	64,236,299	64,418,098

Effect of dilutive shares:
4.375% Convertible Senior Debentures	5,164,476	5,169,175
Stock options	188,017	192,808
Incremental value of restricted stock	324,442	672,989

Total effect of dilutive shares	5,676,935	6,034,972

Weighted average common shares outstanding — diluted	69,913,234	70,453,070

Earnings per common share:
Basic	$0.56	$0.92

Diluted	$0.53	$0.85

4.	Stock Based Compensation
      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). Effective January 1, 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123 “Accounting for Stock Based Compensation”, on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” with respect to the 2002 Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the three months ended March 31, 2005 and 2004 reflects stock-based compensation expense related to stock options granted in 2003 and subsequently. For stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions of SFAS 123), the Company’s net income and net income per common share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Net income, as reported	$36,157	$58,955
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	79	75
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(172)	(170)

Pro forma net income	$36,064	$58,860

Net income per common share:
As reported:
Basic	$0.56	$0.92
Diluted	0.53	0.85
Pro forma:
Basic	$0.56	$0.91
Diluted	0.53	0.85

5.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Gross unpaid losses and loss adjustment expenses, beginning of period	$4,228,021	$3,400,277
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,092,082	1,058,623

Net unpaid losses and loss adjustment expenses, beginning of period	3,135,939	2,341,654

Losses and loss adjustment expenses incurred related to:
Current year	366,874	337,156
Prior years	47,205	26,401

Total losses and loss adjustment expenses incurred	414,079	363,557

Paid losses and loss adjustment expenses related to:
Current year	58,541	26,939
Prior years	218,502	219,830

Total paid losses and loss adjustment expenses	277,043	246,769

Effects of exchange rate changes	(809)	6,521

Net unpaid losses and loss adjustment expenses, end of period	3,272,166	2,464,963
Add ceded unpaid losses and loss adjustment expenses, end of period	1,061,159	1,070,448

Gross unpaid losses and loss adjustment expenses, end of period	$4,333,325	$3,535,411

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may occur in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. Management believes that the recorded estimates represent the best estimate of unpaid losses and loss adjustment expenses based on the information available at March 31, 2005. Estimates are reviewed on a quarterly basis and the ultimate liability may be revised such that it is more or less than the amounts previously provided. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.
      Losses and loss adjustment expenses related to prior accident years were $47.2 million and $26.4 million for the three months ended March 31, 2005 and 2004, respectively. Revised loss estimates for prior period catastrophe activity, including the four Florida hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami, all of which occurred during the second half of 2004, accounted for $19.7 million of the loss and loss adjustment expenses for the three months ended March 31, 2005. For the three months ended March 31, 2005 and 2004, the remaining increases of $27.5 million and $26.4 million, respectively, were predominantly attributable to casualty classes of business relating to underwriting periods prior to 2001.
      The Company uses tabular reserving for workers’ compensation indemnity reserves based on the United States Life Table: 1990 and discounts such reserves using an interest rate of 3.5%. Losses and loss adjustment expense reserves reported at a discounted value were $92.2 million and $89.0 million as of March 31, 2005 and December 31, 2004, respectively. The amount of reserve discount (case and incurred but not reported) was $76.6 million and $76.7 million as of March 31, 2005 and December 31, 2004, respectively.

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
      Estimation of ultimate liabilities is unusually difficult due to several significant issues surrounding asbestos and environmental exposures. Among the issues are: (a) the long period between exposure and manifestation of an injury; (b) difficulty in identifying the sources of asbestos or environmental contamination; (c) difficulty in allocating responsibility or liability for asbestos or environmental damage; (d) difficulties in determining whether coverage exists; (e) changes in underlying laws and judicial interpretation of those laws; and (f) uncertainty regarding the identity and number of insureds with potential asbestos or environmental exposure.
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (a) continued growth in the number of claims filed due to a more aggressive plaintiff’s bar; (b) increase in claims involving defendants formerly regarded as peripheral; (c) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (d) concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (e) the potential that states or the U.S. Congress may adopt legislation regarding asbestos litigation reform.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business predominantly written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the three months ended March 31, 2005 and 2004, respectively, is set forth in the table below (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$242,151	$215,662
Less ceded unpaid losses and loss adjustment expenses, beginning of period	191,422	186,178

Net unpaid losses and loss adjustment expenses, beginning of period	50,729	29,484
Net losses and loss adjustment expenses incurred	—	—
Net paid losses and loss adjustment expenses	—	—

Net unpaid losses and loss adjustment expenses, end of period	50,729	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	183,799	195,812

Gross unpaid losses and loss adjustment expenses, end of period	$234,528	$225,296

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$29,898	$33,372
Less ceded unpaid losses and loss adjustment expenses, beginning of period	19,006	1,135

Net unpaid losses and loss adjustment expenses, beginning of period	10,892	32,137
Net losses and loss adjustment expenses incurred	—	—
Net paid losses and loss adjustment expenses	—	—

Net unpaid losses and loss adjustment expenses, end of period	10,892	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	22,187	2,193

Gross unpaid losses and loss adjustment expenses, end of period	$33,079	$34,330

      The Company’s survival ratio for environmental and asbestos related liabilities as of March 31, 2005 is ten years, reflecting full utilization of remaining indemnifications. The Company’s underlying survival ratio for environmental related liabilities is five years and for asbestos related liabilities is 13 years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on March 31, 2005, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. The Company’s survival ratio for environmental and asbestos related liabilities as of March 31, 2005 is nine years, prior to the reflection of indemnifications. The Company’s survival ratio compares favorably with the United States Property and Casualty Industry average survival ratio of nine years as published by A.M. Best in its special report on asbestos and environmental claims dated December 6, 2004.

7.	Segment Reporting
      The Company’s operations are managed through four distinct divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business primarily through reinsurance brokers. The Canadian branch writes treaty business, while Latin America writes both treaty and

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facultative business. The EuroAsia division operates through offices in Paris, Stockholm, Singapore and Tokyo. The EuroAsia division writes primarily treaty and facultative property business. The London Market division operates through two distribution channels, Newline at Lloyd’s, which principally focuses on casualty insurance, and its London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty program insurance business, physicians medical malpractice and hospital professional liability business.
      The financial results of these divisions for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

			London	U.S.
Three months ended March 31, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$306,757	$139,229	$97,343	$138,238	$681,567
Net premiums written	300,295	127,920	89,210	98,150	615,575
Net premiums earned	$276,967	$132,182	$90,675	$68,444	$568,268

Losses and loss adjustment expenses	207,951	101,854	61,848	42,426	414,079
Acquisition costs and other underwriting expenses	80,314	34,603	21,618	14,391	150,926

Total underwriting deductions	288,265	136,457	83,466	56,817	565,005

Underwriting (loss) income	$(11,298)	$(4,275)	$7,209	$11,627	3,263

Net investment income					39,628
Net realized investment gains					45,174
Other expense, net					(8,227)
Interest expense					(6,406)

Income before income taxes and minority interests					$73,432

Underwriting ratios:
Losses and loss adjustment expenses	75.1%	77.0%	68.2%	62.0%	72.9%
Acquisition costs and other underwriting expenses	29.0	26.2	23.8	21.0	26.5

Combined ratio	104.1%	103.2%	92.0%	83.0%	99.4%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended March 31, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$329,000	$125,813	$84,705	$89,965	$629,483
Net premiums written	314,197	121,749	69,517	47,776	553,239
Net premiums earned	$297,224	$115,625	$96,663	$36,749	$546,261

Losses and loss adjustment expenses	192,691	76,095	67,571	27,200	363,557
Acquisition costs and other underwriting expenses	97,629	28,703	24,763	4,295	155,390

Total underwriting deductions	290,320	104,798	92,334	31,495	518,947

Underwriting income	$6,904	$10,827	$4,329	$5,254	27,314

Net investment income					35,496
Net realized investment gains					34,839
Other expense, net					(2,360)
Interest expense					(6,394)

Income before income taxes and minority interests					$88,895

Underwriting ratios:
Losses and loss adjustment expenses	64.8%	65.8%	69.9%	74.0%	66.5%
Acquisition costs and other underwriting expenses	32.9	24.8	25.6	11.7	28.5

Combined ratio	97.7%	90.6%	95.5%	85.7%	95.0%

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

8.	Debt Obligations
      The components of debt obligations are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2005	2004

7.65% Senior Notes	$224,627	$224,616
4.375% Convertible Senior Debentures	109,900	109,900
7.49% Senior Notes	41,325	41,524

Total debt obligations	$375,852	$376,040

      During the fourth quarter of 2003, the Company issued $225.0 million aggregate principal amount of senior notes due November 1, 2013. The issue was sold at a discount of $0.4 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65% which is due semi-annually on May 1st and November 1st.
      In June 2002, the Company issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt is redeemable at the Company’s

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
option beginning on June 22, 2005. Each holder of Convertible Debt may, at its option, require the Company to repurchase all or a portion of its Convertible Debt on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of the Company’s common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of March 31, 2005 such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, the Company may choose to deliver, in lieu of the Company’s common stock, cash or a combination of cash and common stock. The Convertible Debt is reflected on the Company’s balance sheet at a value of $109.9 million, the aggregate principal amount of Convertible Debt outstanding.
      In December 2001, the Company issued $100.0 million aggregate principal amount of senior notes, due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed interest rate of 7.49%, which is due semi-annually on May 31st and November 30th. The senior notes are redeemable at a premium, prior to maturity, at the Company’s option. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of senior notes. Immediately following the issuance of the senior notes, the Company entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 263 basis points. In May 2003, the Company sold the variable interest rate instrument for a gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the senior notes. In conjunction with the prepayment of the senior notes, a portion of the capitalized gain was immediately realized. As of March 31, 2005, the aggregate principal amount of senior notes outstanding was $40.0 million and the remaining capitalized gain was $1.3 million.
      Aggregate maturities of the Company’s debt obligations, at face value are as follows (in thousands):

Years	Amount

2006	$40,000
2013	225,000
2022	109,900

Total	$374,900

      Pursuant to the terms of the Company’s 7.49% senior notes, the Company is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of March 31, 2005, the Company was in compliance with all covenants.
      On September 27, 2004, the Company and its subsidiaries entered into a Credit Agreement which provides for a 364-day revolving credit facility of $90.0 million, which is available for direct, unsecured borrowings by the Company. The credit facility is used for working capital and other corporate purposes, and for the issuance of letters of credit to support reinsurance liabilities. As of March 31, 2005, there was $46.0 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Bank of America’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear interest at the “Eurodollar Rate,” which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 1.250%.

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
      The net periodic cost for each of the benefit plans for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Qualified Plan:
Service cost	$836	$553
Interest cost	590	526
Return on assets	(572)	(411)
Recognized net actuarial loss	12	—
Net amortization and deferral	14	2

Net periodic cost	$880	$670

Excess Plans:
Service cost	$172	$136
Interest cost	200	174
Recognized net actuarial loss	83	44
Recognized prior service cost	(9)	(9)
Other	17	17

Net periodic cost	$463	$362

Postretirement Plan:
Service cost	$282	$300
Interest cost	121	137
Other	(26)	13

Net periodic cost	$377	$450

      For the three months ended March 31, 2005 and 2004, $2.0 million of contributions have been made by Odyssey America to the Qualified Plan, in each period.
10.     Contingencies
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. The total amount of potential exposure in connection with these endorsements is currently

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated at $6.7 million, based on the subject policies’ case outstanding loss reserves. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement.
      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The Odyssey America guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America, and was terminated effective December 31, 2001. Under Fairfax’s ownership, CTR was dissolved and its assets and liabilities were assumed by other Fairfax affiliates, which have the responsibility for the run-off of its liabilities. In addition, Fairfax has agreed to indemnify Odyssey America for all its obligations under its guarantee. The Company does not expect to make any payments under this guarantee.
      In support of the Company’s operations at Lloyd’s, conducted through its subsidiary, UK Holdings, Odyssey America has established a deposit trust account in favor of the Society and Council of Lloyd’s. As of March 31, 2005, Odyssey America had pledged U.S. treasuries with a fair value of $126.0 million and had placed U.S. treasuries with a fair value of $168.2 million in a deposit trust account in London. The U.S. treasuries and deposit trust account effectively secure the future contingent obligations of UK Holdings should its Lloyd’s underwriting syndicate not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the U.S. treasuries and the assets in the deposit trust account.
      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), an affiliate, in the event Falcon becomes insolvent. Odyssey America’s potential exposure in connection with this agreement is estimated to be $25.4 million, based on Falcon’s loss reserves at March 31, 2005. Falcon’s stockholders’ equity on a U.S. GAAP basis is estimated to be $30.0 million as of March 31, 2005. Additionally, Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For each of the three month periods ended March 31, 2005 and 2004, Falcon paid $0.2 million and $0.1 million, respectively, to Odyssey America in connection with this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. In connection with the guarantee, Falcon has granted Odyssey America the option (the “Option”) to assume a ten percent quota share reinsurance participation for a period of up to three years of all of Falcon’s liabilities under the Subject Contracts entered into by Falcon on or after the date of the exercise of the Option by Odyssey America. If the Option is exercised, the one percent fee will be cancelled during the term of the quota share reinsurance agreement. As of March 31, 2005, the Option has not been exercised by Odyssey America. The Option will terminate on December 31, 2005.
      In October 2002, a dispute between Odyssey America and a retrocessionaire arose from an excess of loss retrocessional contract pursuant to which the retrocessionaire reinsured Odyssey America for certain exposures assumed by Odyssey America from a third party insurer. At December 30, 2004, Odyssey America entered into commutation and release agreements that provide for the final settlement of all claims relating to this matter. The settlement, which was not material to the Company, has been confirmed by the appropriate court, and this matter is now closed.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf ”) from January 1, 1996 to December 31, 2002 on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30.0 million, including a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share Reinsurance Agreements (the “Treaties”). In May 2003, Gulf initiated litigation against two other reinsurers that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In July 2003, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey America and the other reinsurers answered the complaint and discovery has commenced. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) alternatively, the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). London Life has alleged that Odyssey America has improperly administered the Agreements. The arbitration hearing is scheduled for November 2005. Odyssey America finds London Life’s claims to be without merit and is vigorously defending the arbitration. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      During the second quarter of 2004, Odyssey America pledged and placed on deposit at Lloyd’s the equivalent of £110 million of U.S. Treasury Notes on behalf of Advent Capital (Holdings) PLC (“Advent”). Advent is 46.8% owned by Fairfax and its affiliates, including 15.0% by the Company’s subsidiaries. nSpire Re, a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 Funding Agreement with Advent whereby the funds are used to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is responsible for the payment of any losses resulting from the use of these funds to support its underwriting activities. In consideration of Odyssey America making the deposit, nSpire Re agreed to pay Odyssey America a fee equal to 2% per annum on the assets placed on deposit by Odyssey America, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America will receive any investment income thereon. As additional consideration for, and further protection of, Odyssey America’s pledge of assets, nSpire Re provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the funds at Lloyd’s at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective December 31, 2008 and any remaining funds at Lloyd’s will revert to Odyssey America at that time.
      Odyssey America organized O.R.E. Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in Asia. On January 29, 2004, ORE was capitalized by Odyssey America in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the investment by ORE of $16.6 million to purchase 45% of the issued and outstanding shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties and other investments. In conjunction with this investment, Odyssey America agreed to provide a guarantee of a credit facility to be established by CEPL in an amount up to $65 million. As of March 31, 2005, the credit facility has not been established and no guarantee has been provided.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings as part of the Company’s business; in management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations of the Company.

PART 1 — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Odyssey America Reinsurance Corporation. Odyssey America directly or indirectly owns all of the common stock of: Clearwater Insurance Company; Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218 at Lloyd’s; Hudson Insurance Company and Hudson Specialty Insurance Company. Fairfax Financial Holdings Limited, a publicly traded Canadian financial services holding company, owned 80.8% of our common stock as of March 31, 2005.
      Through our operating subsidiaries, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty and non-traditional lines of reinsurance, including professional liability, marine and aerospace and specialty program insurance, physicians medical malpractice and hospital professional liability insurance.
      Our gross premiums written for the three months ended March 31, 2005 were $681.6 million, an increase of $52.1 million, or 8.3%, compared to gross premiums written for the three months ended March 31, 2004 of $629.5 million. Continued premium growth was evident in the EuroAsia, London Market and U.S. Insurance divisions while gross premiums written declined in the Americas division. Our business outside of the United States accounted for 42.8% of our gross premiums written for the three months ended March 31, 2005 compared to 41.8% for the three months ended March 31, 2004. For the three months ended March 31, 2005 and 2004, our net premiums written were $615.6 million and $553.2 million, respectively, and our net income was $36.2 million and $59.0 million, respectively. As of March 31, 2005, we had total assets of $7.9 billion and total stockholders’ equity of $1.6 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 99.4% for the three months ended March 31, 2005, an increase of 4.4 percentage points from the 95.0% combined ratio for the three months ended March 31, 2004.
      We operate our business through four divisions: the Americas, EuroAsia, London Market, and U.S. Insurance.
      The Americas division is our largest division and writes casualty, surety and property treaty reinsurance, and facultative casualty reinsurance in the United States and Canada, and primarily treaty and facultative property reinsurance in Central and South America. The Americas division operates through offices in Stamford, New York City, Mexico City, Miami, Santiago and Toronto.
      The EuroAsia division operates through four offices, with principal offices in Paris and Singapore. The EuroAsia business consists of international reinsurance business that is geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of new market opportunities by leveraging its long-term ceding company and broker relationships.

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
      The U.S. Insurance division is comprised of Hudson, Hudson Specialty and Clearwater and writes specialty program insurance business, physicians medical malpractice and hospital professional liability business. The U.S. Insurance division operates through offices in New York City, Napa and Chicago.
      We derive our revenues from two principal sources: premiums from insurance placed and reinsurance assumed, net of premiums ceded (net premiums written); and income from investments. Net premiums written are earned (net premiums earned) as revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.
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

      The following table displays, by division, the estimates included in the three months ended March 31, 2005 and 2004 financial statements related to gross premiums written, acquisition costs, accounts receivable and unearned premium reserves (in millions):

	2005			2004

	As of	As of		As of	As of
	March 31,	Dec. 31,	Change Year	March 31,	Dec. 31,	Change Year
Division	2005	2004	to Date	2004	2003	to Date

	Gross Premiums Written
Americas	$280.2	$269.0	$11.2	$259.4	$270.7	$(11.3)
EuroAsia	121.9	115.6	6.3	84.7	76.0	8.7
London Market	57.5	61.2	(3.7)	47.8	55.6	(7.8)

Total	$459.6	$445.8	$13.8	$391.9	$402.3	$(10.4)

	Acquisition Costs
Americas	$65.6	$88.6	$(23.0)	$69.7	$96.3	$(26.6)
EuroAsia	41.2	33.1	8.1	29.9	23.8	6.1
London Market	11.1	10.7	0.4	8.4	12.9	(4.5)

Total	$117.9	$132.4	$(14.5)	$108.0	$133.0	$(25.0)

	Premiums Receivable
Americas	$213.8	$186.8	$27.0	$183.4	$194.4	$(11.0)
EuroAsia	80.7	79.6	1.1	55.9	52.4	3.5
London Market	52.8	36.8	16.0	44.0	45.6	(1.6)

Total	$347.3	$303.2	$44.1	$283.3	$292.4	$(9.1)

	Unearned Premium Reserve
Americas	$190.6	$162.7	$27.9	$173.1	$167.6	$5.5
EuroAsia	79.9	97.3	(17.4)	51.2	55.7	(4.5)
London Market	13.5	13.6	(0.1)	8.2	18.9	(10.7)

Total	$284.0	$273.6	$10.4	$232.5	$242.2	$(9.7)

      Premium estimates, the corresponding acquisition costs and unearned premium reserves are established on a contract level for significant accounts due but not rendered by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts rendered by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period. Subsequent adjustments, based on actual results, are recorded in the period in which they become known. The estimated accounts receivable balances are considered fully collectible. The estimates primarily represent the most current two underwriting years of accounts for which all corresponding reported accounts have been settled within contract terms.
      Our reserves for unpaid losses and loss adjustment expenses reflect estimates of ultimate claim liability. We perform quarterly reviews of the adequacy of these estimates of ultimate claim liability taking into consideration current and historical claim information, industry information, pricing and loss trends and relevant qualitative information. The effect of such quarterly reviews impacts incurred losses for the current period. Our methodology for evaluating reserve adequacy involves processes that may involve assessment of individual contracts, groups of like contracts, classes of business and business units. The complexities of our operations require analysis on both quantitative and qualitative bases. In addition, the allocation of changes in reserve estimates between underwriting year and accident year require allocations, both qualitative and quantitative. All of these processes, methods and practices appropriately balance actuarial science, business experience, and management judgment in a manner intended to assure the accuracy and consistency of our reserving practice.
      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events occurring in the future. The eventual outcome of these events may be different from the assumptions underlying our reserve estimates. In the event loss trends diverge from expected trends, we may have to adjust our reserves accordingly. Management believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of March 31, 2005. Estimates are reviewed on a quarterly basis and the estimate of ultimate liability may be revised such that it is more or less than the previous estimate. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.
      Included in the estimate of ultimate losses and loss expense liabilities is our exposure to asbestos and environmental claims, which are considered to have a long reporting tail. Our reserve for gross unpaid losses and loss expenses for asbestos claims as of March 31, 2005 was $234.5 million. Our provision for gross unpaid losses and loss adjustment expenses for environmental claims as of March 31, 2005 was $33.1 million. Net of reinsurance and indemnifications, unpaid losses and loss adjustment expenses for asbestos and environmental claims were $50.7 million and $10.9 million, respectively, as of March 31, 2005.
      The following table summarizes the reserves for reported and incurred but not reported (“IBNR”) unpaid losses and loss adjustment expenses as of March 31, 2005 (in millions):

	Americas	EuroAsia	London	U.S. Insurance	Total

Gross case reserves	$1,684.2	$227.9	$260.1	$97.4	$2,269.6
Gross IBNR	1,026.8	211.2	536.7	289.0	2,063.7

Total gross reserves for unpaid losses and loss adjustment expenses	2,711.0	439.1	796.8	386.4	4,333.3

Ceded case reserves	533.5	12.2	65.8	43.5	655.0
Ceded IBNR	181.3	3.0	110.6	111.3	406.2

Total ceded reserves for unpaid losses and loss adjustment expenses	714.8	15.2	176.4	154.8	1,061.2

Net case reserves	1,150.7	215.7	194.3	53.9	1,614.6
Net IBNR	845.5	208.2	426.1	177.7	1,657.5

Total net reserves for unpaid losses and loss adjustment expenses	$1,996.2	$423.9	$620.4	$231.6	$3,272.1

      Acquisition costs consist principally of commissions and brokerage expenses incurred on business written under reinsurance contracts or certificates and insurance policies. These costs are deferred and amortized over the period in which the related premiums are earned. Commission adjustments with ceding companies are accrued based on the underwriting profitability of the business produced. Deferred acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on our historical experience. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which an adjustment is considered necessary.
      Other underwriting expenses consist of the cost of operations and include compensation, rent, and all other general and administrative expenses attributable to our underwriting activity.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      Gross Premiums Written. Gross premiums written for the three months ended March 31, 2005 increased by $52.1 million, or 8.3%, to $681.6 million from $629.5 million for the three months ended March 31, 2004. The change is attributable to increases in our U.S. Insurance, EuroAsia and London Market divisions, offset by a decrease in the Americas division.
      For the three months ended March 31, 2005, total reinsurance gross premiums written of $485.9 million remained relatively unchanged compared to $488.1 million for the three months ended March 31, 2004. Total insurance gross premiums written for the three months ended March 31, 2005 were $195.7 million, compared to $141.4 million for the three months ended March 31, 2004, a 38.4% increase.
      The Americas division accounted for $306.8 million, or 45.0% of our gross premiums written, for the three months ended March 31, 2005, a decrease of $22.2 million, or 6.7%, compared to $329.0 million, or 52.3% of our gross premiums written, for the three months ended March 31, 2004. Gross premiums written by the United States unit for the three months ended March 31, 2005 were $251.4 million, a decrease of $24.7 million, or 8.9%, compared to $276.1 million for the three months ended March 31, 2004. The decrease in the United States unit is attributable to the non-renewal of a large casualty quota share treaty reflecting a $25.4 million decrease in gross premium volume, decreases in the property class of business of $8.4 million and program business of $8.3 million, offset by increases in all other classes of business. Gross premiums written by the Latin America unit for the three months ended March 31, 2005 were $41.6 million, an increase of $0.1 million compared to $41.5 million for the three months ended March 31, 2004. The Canadian unit had gross premiums written of $12.8 million for the three months ended March 31, 2005, an increase of $2.0 million, or 18.5%, compared to $10.8 million for the three months ended March 31, 2004. The increase relates to new accounts written in the first quarter of 2005.
      For the three months ended March 31, 2005, the EuroAsia division had gross premiums written of $139.2 million, or 20.4% of our gross premiums written, an increase of $13.4 million, or 10.7%, compared to $125.8 million, or 20.0% of our gross premiums written, for the three months ended March 31, 2004. The increase is due to new business and increased participations on existing client business, combined with continued strong renewal rates across most lines of business. Growth has been most notable in the property, motor and credit classes of business.
      The London Market division generated $97.3 million, or 14.3% of our gross premiums written, for the three months ended March 31, 2005, an increase of $12.6 million, or 14.9%, compared to $84.7 million, or 13.5% of our gross premiums written, for the three months ended March 31, 2004. Gross premiums written by the London branch for the three months ended March 31, 2005 were $39.9 million, an increase of $3.7 million, or 10.2%, compared to $36.2 million for the three months ended March 31, 2004. Property, marine and aviation classes of business increased by $6.0 million, offset by decreases in casualty and other lines of business of $2.3 million. Our Lloyd’s syndicate, which mainly writes professional liability insurance business, had gross premiums written of $57.5 million for the three months ended March 31, 2005, an increase of $9.0 million, or 18.6%, compared to $48.5 million for the three months ended March 31, 2004. The increase is primarily due to higher reported premiums on existing contracts recorded for the three months ended March 31, 2005 compared to the first quarter of 2004. The ultimate premium to be booked on these contracts during the remaining period in 2005, however, is not expected to increase over 2004. We also expect certain premium increases during the quarter to be offset by the non-renewal of various contracts that come due in the balance of the year.
      The U.S. Insurance division accounted for $138.2 million, or 20.3% of our gross premiums written, for the three months ended March 31, 2005, an increase of $48.2 million, compared to $90.0 million, or 14.3% of our gross premiums written, for the three months ended March 31, 2004. For the three months ended March 31, 2005, program business accounted for gross premiums written of $86.2 million for the three months ended March 31, 2005, an increase of $41.1 million, or 91.1%, compared to $45.0 million for the three months ended March 31, 2004. New professional liability and personal automobile programs contributed to the increase in gross premiums written. Physicians medical malpractice insurance and hospital professional liability business accounted for $52.0 million of gross premiums written for the three months ended March 31, 2005, an increase of $7.1 million, or 15.8%, compared to $44.9 million for the three months ended March 31, 2004. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division under terms which are consistent with those accepted by third party reinsurers. The amount ceded for the three months ended March 31, 2005 was $8.0 million lower than in the first quarter of 2004. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the three months ended March 31, 2005 increased by $40.2 million, or 39.7%, over the first quarter 2004.
      Ceded Premiums Written. Ceded premiums written for the three months ended March 31, 2005 decreased by $10.2 million, or 13.4%, to $66.0 million, or 9.7% of gross premiums written, from $76.2 million, or 12.1% of gross premiums written, for the three months ended March 31, 2004. This was primarily attributable to reductions in the cessions of our Newline Syndicate of $5.6 million, a decrease in the Latin America cessions of $6.6 million principally related to facultative business, and increased retentions in the U.S. Insurance division. These decreases in premiums ceded were partially offset by an increase in the EuroAsia division which is principally attributable to the growth in gross premiums written.
      Net Premiums Written. Net premiums written for the three months ended March 31, 2005 increased by $62.4 million, or 11.3%, to $615.6 million from $553.2 million for the three months ended March 31, 2004. Net premiums written represents gross premiums written less ceded premiums written. The percentage increase in net premiums written is greater than the percentage increase in gross premiums written as a result of the reduction in ceded premiums written as discussed above.
      Net Premiums Earned. Net premiums earned for the three months ended March 31, 2005 increased by $22.0 million, or 4.0%, to $568.3 million from $546.3 million for the three months ended March 31, 2004. Similar to changes in net premiums written, net premiums earned decreased in the Americas division by $20.2 million, or 6.8%, increased in the EuroAsia division by $16.6 million, or 14.3%, and increased in the U.S. Insurance division by $31.6 million, or 86.2%. In addition, the London Market division reported a 14.9% increase in gross premiums over last year while net premiums earned declined by 6.2%. This divergence primarily reflects higher reported gross premiums written during the first quarter of 2005 as previously discussed. Therefore, as premiums are recognized through the remainder of the year, we expect premiums written and earned for the London Market division to be generally flat.
      Net Investment Income. Net investment income for the three months ended March 31, 2005 increased by $4.1 million, or 11.5%, to $39.6 million from $35.5 million for the three months ended March 31, 2004. Net investment income is comprised of gross investment income of $47.5 million less investment expenses of $7.9 million for the three months ended March 31, 2005, compared to gross investment income of $42.8 million less investment expenses of $7.3 million for the three months ended March 31, 2004. The $4.7 million increase in gross investment income is due to an increase in interest on fixed income securities of $6.7 million and an increase in interest on cash and short term investments of $4.7 million, offset by decreases in income from other investments and common stocks of $6.8 million. Investment expenses increased by $0.6 million. Interest on funds held associated with the aggregate excess of loss cover, which is included in investment expenses, decreased to $2.3 million for the three months ended March 31, 2005 from $3.8 million for the three months ended March 31, 2004. Our total effective yield, net of expenses but before the impact of interest expense from funds held balances, was 3.3% and 3.7% for the three months ended March 31, 2005 and 2004, respectively.
      Net Realized Investment Gains. Net realized investment gains for the three months ended March 31, 2005 increased by $10.4 million to $45.2 million from a gain of $34.8 million for the three months ended March 31, 2004. Net realized investment gains includes $19.7 million attributable to minority interests for the three months ended March 31, 2005 versus $0 for the first quarter of 2004. The increase in net realized gains is comprised of increases in net gains related to equity securities of $17.2 million, offset by decreases related to fixed income securities of $19.3 million and derivative and short sale investments of $2.3 million. During the latter part of 2004, we entered into short sale transactions, Standard & Poor’s index call options and Standard & Poor’s total return swaps, in each case to provide an economic hedge against a decline in the equity markets. Net realized gains of $14.7 million related to mark to market adjustments related to these investments were reflected for the three months ended March 31, 2005. During the three months ended March 31, 2005, net realized gains also includes other than temporary impairment losses in the amount of $23.5 million. There were no other than temporary impairment losses in the first quarter of 2004.
      Our strategy is to apply a value-oriented investment approach using a total return investment philosophy, which results in the periodic recognition of realized capital gains, which can fluctuate significantly from period to period.
      Losses and Loss Adjustment Expenses. Incurred losses and loss adjustment expenses increased 13.9% to $414.1 million for the three months ended March 31, 2005 from $363.6 million for the three months ended March 31, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the 4.0% increase in net premiums earned, losses of $21.1 million related to European windstorm Erwin occurring in January 2005, losses of $19.7 million for prior period catastrophe activity, including the Florida Hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami, and an increase of $27.5 million on losses and loss adjustment expenses related to accident years 2004 and prior principally related to casualty classes of business written in years prior to 2001. For the three months ended March 31, 2004, losses and loss adjustment expenses related to accident years 2003 and prior increased $26.4 million, principally related to casualty classes of business written prior to 2001. As a result of our reinsurance protection, there were no net adjustments related to asbestos and environmental loss reserves for the three months ended March 31, 2005 and 2004. This resulted in losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 72.9% for the three months ended March 31, 2005, compared to 66.5% for the first quarter 2004.
      For the Americas division, incurred losses and loss adjustment expenses increased 7.9% to $208.0 million for the three months ended March 31, 2005 from $192.7 million for the three months ended March 31, 2004. The increase in incurred losses and loss adjustment expenses, which was partially offset by a 6.8% decline in net premiums earned, was principally related to losses of $8.6 million for prior period catastrophe activity involving the Florida hurricanes and an increase of $36.7 million of prior period losses and loss adjustment expense principally related to casualty classes of business written prior to 2001. For the three months ended March 31, 2004, reserve increases of $24.9 million, principally related to casualty exposures, were recorded. This resulted in losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 75.1% for the three months ended March 31, 2005, compared to 64.8% for the first quarter 2004.
      For the EuroAsia division, incurred losses and loss adjustment expenses increased 33.9% to $101.9 million for the three months ended March 31, 2005 from $76.1 million for the three months ended March 31, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the 14.3% increase in net premiums earned, losses of $19.1 million related to European windstorm Erwin occurring in January 2005, losses of $7.8 million for prior period catastrophe activity, including Typhoon Songda and the Indonesian earthquake and resulting tsunami, and an increase of $1.2 million on losses and loss adjustment expenses related to accident years 2004 and prior, principally related to non-proportional auto liability business. For the three months ended March 31, 2004, there was a decrease of $0.1 million in incurred losses and loss adjustment expenses related to prior accident years. This resulted in losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 77.0% for the three months ended March 31, 2005, compared to 65.8% for the first quarter 2004.
      For the London Market division, incurred losses and loss adjustment expenses decreased 8.6% to $61.8 million for the three months ended March 31, 2005 from $67.6 million for the three months ended March 31, 2004 due to the decrease in net premiums earned of 6.2% and a decrease in incurred losses and loss adjustment expense for accident years 2004 and prior of $5.9 million. An increase in loss estimates on property catastrophe losses of $3.3 million related to the Florida Hurricanes and the Indonesian earthquake and resulting tsunami occurring in the second half of 2004 was offset by a decrease of $9.2 million relating to prior years, principally attributable to property and auto liability exposure. For the three months ended March 31, 2004, there were $1.1 million of reserve adjustments principally related to casualty exposures in our

Lloyd’s syndicate. This resulted in losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 68.2% for the three months ended March 31, 2005, compared to 69.9% for the first quarter 2004.
      For the U.S. Insurance division, incurred losses and loss adjustment expenses increased 55.9% to $42.4 million for the three months ended March 31, 2005 from $27.2 million for the three months ended March 31, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the increase in net premiums earned. In the U.S. Insurance division, we decreased losses and loss adjustment expenses related to accident years 2004 and prior for the three months ended March 31, 2005 by $1.2 million as compared to an increase of $0.5 million for the three months ended March 31, 2004. This resulted in losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 62.0% for the three months ended March 31, 2005, compared to 74.0% for the first quarter 2004.
      Acquisition Costs. Acquisition costs for the three months ended March 31, 2005 were $118.5 million, compared to $125.5 million for the three months ended March 31, 2004. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.9% for the three months ended March 31, 2005, compared to 23.0% for the three months ended March 31, 2004. The decrease in the acquisition expense ratio is attributable to changes in the proportion of business contributed by each of our divisions, each of which have varying acquisition costs.
      Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2005 were $32.4 million, compared to $29.9 million for the three months ended March 31, 2004. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 5.7% for the three months ended March 31, 2005, compared to 5.5% for the three months ended March 31, 2004. This increase in other underwriting expenses is attributable to an increase in personnel related costs and other administrative expenses, particularly in our U.S. Insurance division.
      Other Expenses, Net. Other expenses, net, for the three months ended March 31, 2005, were $8.2 million, compared to $2.4 million for the three months ended March 31, 2004. The other expense is primarily comprised of the operating expenses of our holding company and includes audit related fees; Sarbanes-Oxley compliance consulting fees; other corporate related legal and consulting fees; and compensation expense, including the amortization of restricted share grants. Amounts for the three months ended March 31, 2005 include $5.3 million related to consulting fees in implementing procedures and documentation relating to compliance requirements under Sarbanes-Oxley. No Sarbanes-Oxley consulting fees were incurred during the three months ended March 31, 2004. Many of these expenses were one time in nature and we expect a significantly reduced level of consulting fees through the remainder of 2005.
      Interest Expense. We incurred interest expense, related to our debt obligations, of $6.4 million for each of the three month periods ended March 31, 2005 and 2004.
      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended March 31, 2005 decreased by $5.3 million to $24.6 million, compared to $29.9 million for the three months ended March 31, 2004, as a result of the increase in pre-tax income. Our effective tax rates were 33.5% and 33.6% for the three months ended March 31, 2005 and 2004, respectively.
      Minority interest. Our minority interest provision relates to the 43.8% of HWIC Asia, which holds certain foreign investments together with subsidiaries of Fairfax, we do not own. During the three months ended March 31, 2005, minority interests, net of income tax, increased by $12.7 million ($19.5 million before taxes) to $12.7 million and were principally comprised of $19.7 million before taxes related to realized investment gains.
Liquidity and Capital Resources
      Our stockholders’ equity increased by $14.5 million, or 0.9%, to $1.6 billion as of March 31, 2005, from $1.6 billion as of December 31, 2004. The net increase as of March 31, 2005 was attributable to net income of $36.2 million, plus an increase in treasury stock of $2.3 million, offset by a decrease in accumulated other comprehensive income of $19.8 million, an increase in unearned compensation of $2.1 million, and dividends paid to stockholders of $2.0 million for the three months ended March 31, 2005. Our book value per outstanding share was $24.67 as of March 31, 2005, representing an increase of $0.19 over the book value per share of $24.48 as of December 31, 2004.
      Our shelf registration statement, filed on Form S-3, is effective and provides for the offer and sale of our equity and debt securities having a total offering price of up to $400.0 million.
      As a holding company, our assets are principally comprised of the stock of Odyssey America and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, principally Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2005, Odyssey America can pay dividends to the holding company of $167.6 million without prior regulatory approval. For the three months ended March 31, 2005, we received a $10.0 million dividend from Odyssey America. Holding company cash equaled $29.8 million as of March 31, 2005 as compared to $1.7 million as of December 31, 2004.
      Odyssey America’s liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. Cash provided by operations was $152.8 million for the three months ended March 31, 2005, compared to $134.4 million for the three months ended March 31, 2004.
      Total cash used in investing activities for the three months ended March 31, 2005 was $232.8 million compared to total cash used in investing activities of $880.2 million for the three months ended March 31, 2004. Our average cash and cash equivalents were $1,113.9 million for three months ended March 31, 2005 and $1,012.9 million for the three months ended December 31, 2004 and $1,071.4 million and $1,156.4 million as of March 31, 2005 and December 31, 2004, respectively. The decrease in cash and cash equivalents mainly resulted from purchases of fixed income securities. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments are maintained for liquidity purposes and represented 23.7% and 26.2% as of March 31, 2005 and December 31, 2004, respectively, of our total investments and cash on such dates. Total fixed income securities were $2.6 billion as of March 31, 2005. Total investments and cash amounted to $5.4 billion as of March 31, 2005, an increase of $173.0 million compared to December 31, 2004. The fixed income securities portfolio has a weighted average security rating of AA as measured by Standard and Poor’s. The duration of our investment portfolio exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained and our cash provided by operations.
      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt at par value on June 22, 2005, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of our common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of March 31, 2005, such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, we may choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. It is our current intent to settle our obligations under our Convertible Debt in cash. The Convertible Debt is reflected on our balance sheet at its par value of $109.9 million.
      On September 27, 2004, we entered into a Credit Agreement which provides for a 364-day revolving credit facility of $90.0 million, which is available for direct, unsecured borrowings. The credit facility is used for working capital and other corporate purposes, and for the issuance of letters of credit to support reinsurance liabilities. As of March 31, 2005, there was $46.0 million outstanding under the Credit Agreement, all of which was in support of letters of credit.
      On February 18, 2005, our Board of Directors declared a quarterly cash dividend of $0.03125 per share to be paid on or before March 31, 2005 to all stockholders of record as of March 17, 2005. The aggregate amount of this dividend was $2.0 million and was paid on March 31, 2005.
Financial Strength and Credit Ratings
      The Company and its subsidiaries are assigned financial strength (insurance) and credit ratings from internationally recognized rating agencies, which include A.M. Best Company, Inc., Standard & Poor’s Insurance Rating Services and Moody’s Investors Service. Financial strength ratings represent the opinions of the rating agencies of the financial strength of a company and its capacity to meet the obligations of insurance and reinsurance contracts. The rating agencies consider many factors in determining the financial strength rating of an insurance or reinsurance company, including the relative level of statutory surplus necessary to support the business operations of the company.
      These ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a company purchasing reinsurance may be adversely affected by an unfavorable rating of its reinsurer. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance policies. Our financial strength ratings as of March 31, 2005 were: A.M. Best: “A” (Excellent), negative outlook; Standard & Poor’s: “A-” (Strong); and Moody’s: “A3” (Good Financial Security). The outlook on the ratings by each of Standard & Poor’s and Moody’s is stable. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.
Accounting Pronouncements
      The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures (see note 17 of our consolidated financial statements in our Form 10-K filed with the SEC on March 7, 2005) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our senior debentures to common stock has been assumed when calculating our diluted earnings per share. The diluted earnings per share for the years ended December 31, 2003 and 2002 have been restated to conform to the requirements of EITF Issue 4-08. See note 8 of our consolidated financial statements included in our Form 10-K filed with the SEC on March 7, 2005.
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

      In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 (“AJCA”) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The primary criterion to be met is that the repatriated funds must be reinvested in the United States and we are evaluating whether we can meet that criterion given our current U.S. and foreign capital structure. The FSP 109-2 provides accounting and disclosure guidance for the repatriation provision.
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
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. All market sensitive instruments discussed in this section relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of March 31, 2005, our total investments and cash of $5.4 billion includes $2.6 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
Interest Rate Risk
      The table below displays the potential impact of market value fluctuations on our fixed income securities portfolio as of March 31, 2005 and December 31, 2004, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of March 31, 2005			As of December 31, 2004

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(Dollars in millions)
200 basis point rise	$2,136.2	$(459.1)	(17.7)%	$2,073.7	$(431.9)	(17.2)%
100 basis point rise	2,337.9	(257.4)	(9.9)	2,271.5	(234.1)	(9.3)
Base Scenario	2,595.3	—	—	2,505.6	—	—
100 basis point decline	2,865.6	270.3	10.4	2,795.1	289.5	11.6
200 basis point decline	3,216.2	620.9	23.9	3,110.4	604.8	24.1
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 4% and 4% of the fair market value of the total fixed income portfolio as of March 31, 2005 and December 31, 2004, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of March 31, 2005, we had net unrealized gains of $115.8 million, before taxes, of our total investments and cash, consisting of gross unrealized appreciation of $254.4 million, which is offset by gross unrealized depreciation of $138.6 million.

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

Credit Risk
      We have exposure to credit risk, primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade ratings in the fixed income securities we purchase.
      As of March 31, 2005 and December 31, 2004, 88.8% and 86.7%, respectively, of the aggregate fair value of our fixed income securities, short-term investments and cash and cash equivalents consisted of securities rated investment grade, with 11.2% and 13.3%, respectively, rated below investment grade.

Equity Price Risk
      As an economic hedge against a decline in our equity portfolio, during the third quarter of 2004, we sold short Standard & Poor’s 500 Depository Receipts (“SPDRs”) and The Financial Select SPDR Fund (“XLF”) and, as described below, purchased Standard & Poor’s 500 and XLF index call options on 100% of the securities underlying the short transactions. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps. The aggregate notional amount of the swap transactions is $451.8 million. The swap transactions terminate during the fourth quarter of 2006. As of March 31, 2005, we had provided $99.7 million of US Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value. Changes in the fair value of the swap transactions are recorded as realized gains or losses in our consolidated statement of operations. As of March 31, 2005, the net change in the fair value of the swap transactions resulted in a net realized gain for the three months ended March 31, 2005 of $17.2 million.
      In connection with the swap transactions, we continue to own Standard & Poor’s 500 and XLF index call options at a cost of $13.6 million, with a strike price of approximately 120% of the notional amount of the swap transactions. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit the maximum potential loss on the swap transactions to 20% ($90.4 million) of the notional amount of the swap transactions. The call options are recorded at fair value in other invested assets in the consolidated balance sheet, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of March 31, 2005, the net change in the fair value of call options resulted in a net realized loss for the three months ended March 31, 2005 of $8.3 million.
      In addition, as of March 31, 2005, we had sold short $43.8 million of borrowed securities, for which we recorded a liability of $43.4 million. The net realized gain was $4.4 million for the three months ended March 31, 2005. As of March 31, 2005, we provided cash and fixed income securities of $86.5 million as collateral for the borrowed securities.

      In connection with the short sales described above, we purchased a Standard & Poor’s 500 index call option at a cost of $1.5 million with a strike price of approximately 137% of the price at which the borrowed securities were sold short. The call option is recorded at fair value in other invested assets and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of March 31, 2005, the net change in the fair market value of the call option resulted in a net realized loss for the three months ended March 31, 2005 of $0.8 million.
      As of March 31, 2005 and December 31, 2004, 21.6% and 19.8%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 20.7% and 18.9% as of March 31, 2005 and December 31, 2004, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $112.1 million and $98.8 million as of March 31, 2005 and December 31, 2004, respectively, in the fair market value of our total investments and cash.

Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of March 31, 2005 and December 31, 2004, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.1 billion and $1.1 billion, respectively, or 21.1% and 21.6%, respectively, of our total investments and cash. The primary foreign currency exposure was from securities denominated in the British pound, which represented 8.3% and 7.8% of our total investments and cash as of March 31, 2005 and December 31, 2004, respectively and from securities denominated in the Canadian dollar, which represented 4.6% and 5.4% of our total investments and cash as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $114.1 million decline in the fair value of our total investments and cash, before taxes.

Investment Impairment Risk
      We regularly review our investment portfolio for declines in value and specifically consider securities whose market value decline to less than 80% of amortized cost. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment but rather a temporary decline. Temporary declines in investments are recorded as unrealized losses in accumulated other comprehensive income. If we determine that a decline is “other than temporary,” the carrying value of the security will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.
      In assessing the value of our debt and equity securities held as investments and possible impairments of such securities, we review (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) current and historical valuation parameters, (v) relevant forecasts, analyses and recommendations by rating agencies, investment advisors and research analysts, (vi) the effect of foreign exchange rates, and (vii) other information we may consider relevant.

      The following table reflects our fixed income and common stocks fair value and gross unrealized depreciation, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2005 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government agencies and authorities	$317,435	$(8,885)	12	$1,079,179	$(51,510)	12	$1,396,614	$(60,395)	24
Foreign government	184,611	(1,189)	3	—	—	—	184,611	(1,189)	3
States, municipalities and political subdivisions	71,762	(585)	13	33,968	(1,276)	6	105,730	(1,861)	19
All other corporate	488	(10)	1	164,810	(11,854)	1	165,298	(11,864)	2

Total investment grade	574,296	(10,669)	29	1,277,957	(64,640)	19	1,852,253	(75,309)	48

Fixed income securities
Non-investment grade:
All other corporate	24,227	(5,483)	5	93,304	(29,755)	6	117,531	(35,238)	11

Total non-investment grade	24,227	(5,483)	5	93,304	(29,755)	6	117,531	(35,238)	11

Total fixed income	598,523	(16,152)	34	1,371,261	(94,395)	25	1,969,784	(110,547)	59

Common stocks, at fair value	96,083	(1,854)	5	208,014	(26,162)	2	304,097	(28,016)	7

Totals	$694,606	$(18,006)	39	$1,579,275	$(120,557)	27	$2,273,881	$(138,563)	66

      The gross unrealized depreciation of $138.6 million resulted principally from the temporary change in the value of our common stocks and the current interest rate environment and credit spreads associated with fixed income securities.
      Based on our review, we recognized other than temporary impairment losses in the amount of $23.5 million, before taxes, which was recognized in our statement of operations as a reduction to our net realized gains for the three months ended March 31, 2005. We have the ability and intent to hold these securities until the fair value reflects what we believe is intrinsic value.

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

PART II — OTHER INFORMATION
PART II — Item 1.     Legal Proceedings
      OdysseyRe and its subsidiaries are involved from time to time in ordinary routine litigation and arbitration proceedings as part of OdysseyRe’s business. OdysseyRe does not believe that there are any other material pending legal proceedings to which it or any of its subsidiaries or their properties are subject.

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
      The following table sets forth purchases made by the Company of its shares of common stock under its outstanding stock purchase program during the quarter ended March 31, 2005:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that
			Part of Publicly	may yet be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Plans or	the Plans or
Period	Purchased	Share	Programs(1)	Programs

January 1 — January 31, 2005	—	—	—	587,000
February 1 — February 28, 2005	5,000	$24.65	5,000	582,000
March 1 — March 31, 2005	17,400	$24.93	17,400	564,600

Total	22,400	$24.86	22,400

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003, was effective as of such date and expires two years following such date. Under the announced repurchase program, the Company may repurchase up to 1,000,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

PART II — Item 3.	Defaults Upon Senior Securities
      None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II — Item 5.	Other Information — Forward Looking Statements
      We have included in this Form 10-Q filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	a reduction in net income if our loss reserves are insufficient;

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	an inability to realize our investment objectives;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	a change in the requirements of one or more of our current or potential customers relating to counterparty financial strength, claims-paying ratings, or collateral requirements;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	the risk that ongoing regulatory developments will disrupt our business or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we do business;

•	risks relating to our controlling stockholder’s ability to determine the outcome of our corporate actions requiring board or stockholder approval;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	risks related to covenants in our debt agreements;

•	our inability to access our subsidiaries’ cash;

•	loss of services of any of our key employees;

•	risks related to our use of reinsurance brokers;

•	risks related to our computer and data processing systems;

•	failure of our reinsurers to honor their obligations;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	risks associated with the growth of our specialty insurance business and the development of our infrastructure to support this growth;

•	operational and financial risks relating to our utilization of program managers, third-party administrators, and other vendors to support our specialty insurance operations; and

•	acts of war, terrorism or political unrest.
      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2005. The information appearing under “Risk Factors” in such Annual Report on Form 10-K is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — Item 6.	Exhibits

*10.37	Separation Agreement between Charles D. Troiano and Odyssey Re Holdings Corp.
*31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2005)

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: May 9, 2005	By /s/ Andrew A. Barnard Andrew A. Barnard President and Chief Executive Officer

Date: May 9, 2005	By /s/ Robert Giammarco Robert Giammarco Executive Vice President and Chief Financial Officer