Form 10-Q
period 2005-06-30
ODYSSEY RE HOLDINGS CORP
filed 2005-08-09
CIK 1137048

As filed with the Securities and Exchange Commission on August 9, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2005	Commission File Number: 1-16535
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). YES ☑          NO ☐
      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 1, 2005

Common Stock, $.01 Par Value	64,865,680

TABLE OF CONTENTS
ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION
PART I — Item 1.     Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,576,346 and $2,478,614, respectively)	$2,667,729	$2,505,630
Equity securities:
Common stocks, at fair value (cost $518,640 and $435,279, respectively)	575,124	453,580
Common stocks, at equity	467,740	402,555
Short-term investments, at cost which approximates fair value	199,004	213,403
Other invested assets	222,444	149,075
Cash and cash equivalents	1,191,088	1,150,748
Cash collateral for borrowed securities	239,577	176,518

Total investments and cash	5,562,706	5,051,509
Investment income due and accrued	42,076	39,592
Premiums receivable	526,552	550,198
Reinsurance recoverables on loss payments	138,641	89,912
Reinsurance recoverables on unpaid losses	1,061,073	1,092,082
Prepaid reinsurance premiums	83,647	93,774
Funds held by ceding insurers	176,181	192,346
Deferred acquisition costs	171,833	171,083
Federal and foreign income taxes	88,788	102,298
Other assets	80,713	138,016

Total assets	$7,932,210	$7,520,810

LIABILITIES
Unpaid losses and loss adjustment expenses	$4,388,062	$4,228,021
Unearned premiums	829,132	832,305
Reinsurance balances payable	136,028	122,182
Funds held under reinsurance contracts	178,542	179,867
Debt obligations	481,573	376,040
Obligations to return borrowed securities	89,801	56,191
Other liabilities	115,207	140,704

Total liabilities	6,218,345	5,935,310

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,973	794,055
Treasury stock, at cost (277,177 and 387,879 shares, respectively)	(6,701)	(9,426)
Unearned compensation	(6,196)	(4,977)
Accumulated other comprehensive income, net of deferred income taxes	188,571	136,849
Retained earnings	743,567	668,348

Total stockholders’ equity	1,713,865	1,585,500

Total liabilities and stockholders’ equity	$7,932,210	$7,520,810

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004

REVENUES
Gross premiums written	$1,283,468	$1,241,459	$601,901	$611,976
Ceded premiums written	130,170	138,209	64,178	61,965

Net premiums written	1,153,298	1,103,250	537,723	550,011
(Increase) decrease in unearned premiums	(11,288)	23,125	36,019	30,103

Net premiums earned	$1,142,010	$1,126,375	$573,742	$580,114
Net investment income	115,162	70,567	50,047	35,105
Net realized investment gains	7,943	67,256	7,792	32,417

Total revenues	1,265,115	1,264,198	631,581	647,636

EXPENSES
Losses and loss adjustment expenses	806,299	747,318	392,220	383,761
Acquisition costs	241,596	257,489	123,076	132,008
Other underwriting expenses	67,365	63,880	34,959	33,971
Other expense, net	14,265	4,956	6,038	2,596
Interest expense	13,917	12,799	7,511	6,405
Loss on early extinguishment of debt	2,060	—	2,060	—

Total expenses	1,145,502	1,086,442	565,864	558,741

Income before income taxes	119,613	177,756	65,717	88,895

Federal and foreign income tax provision (benefit):
Current	53,138	61,013	24,352	35,903
Deferred	(12,796)	(1,263)	(1,749)	(6,059)

Total federal and foreign income tax provision	40,342	59,750	22,603	29,844

NET INCOME	$79,271	$118,006	$43,114	$59,051

BASIC
Weighted average shares outstanding	64,317,054	64,385,021	64,352,281	64,311,432

Basic earnings per common share	$1.23	$1.83	$0.67	$0.92

DILUTED
Weighted average common shares outstanding	69,874,831	70,384,802	69,765,394	70,330,771

Diluted earnings per common share	$1.16	$1.70	$0.63	$0.85

DIVIDENDS
Dividends declared per common share	$0.063	$0.063	$0.031	$0.031

COMPREHENSIVE INCOME (LOSS)
Net income	$79,271	$118,006	$43,114	$59,051
Other comprehensive income (loss) net of tax	51,722	(102,848)	71,532	(97,617)

Comprehensive income (loss)	$130,993	$15,158	$114,646	$(38,566)

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
(In thousands, except share amounts)

	Six Months Ended June 30,

	2005	2004

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	794,055	793,586
Net (decrease) increase during the period	(82)	477

Balance, end of period	793,973	794,063

TREASURY STOCK
Balance, beginning of period	(9,426)	(2,549)
Purchases during the period	(557)	(10,091)
Reissuance during the period	3,282	3,978

Balance, end of period	(6,701)	(8,662)

UNEARNED COMPENSATION
Balance, beginning of period	(4,977)	(3,439)
Issuance of restricted stock during the period	(2,578)	(4,328)
Forfeitures of restricted stock during the period	439	—
Amortization during the period	920	859

Balance, end of period	(6,196)	(6,908)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	136,849	112,430
Unrealized net gains (losses) on securities, net of reclassification adjustment	86,541	(87,805)
Foreign currency translation adjustments	(34,819)	(15,043)

Balance, end of period	188,571	9,582

RETAINED EARNINGS
Balance, beginning of period	668,348	489,556
Net income	79,271	118,006
Dividends to stockholders	(4,052)	(4,058)

Balance, end of period	743,567	603,504

TOTAL STOCKHOLDERS’ EQUITY	$1,713,865	$1,392,230

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,754,978	64,996,166
Net treasury shares issued (acquired) during the period	110,702	(212,340)

Balance, end of period	64,865,680	64,783,826

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2005	2004

OPERATING ACTIVITIES
Net income	$79,271	$118,006
Adjustments to reconcile net income to net cash provided by operating activities:
Premiums receivable and funds held, net	3,601	(29,823)
Unearned premiums	6,954	(18,776)
Unpaid losses and loss adjustment expenses	191,049	273,279
Federal and foreign income taxes	(13,743)	4,579
Other assets and liabilities, net	(27,859)	(39,862)
Deferred acquisition costs	(750)	1,010
Net realized investment gains	(7,944)	(67,256)
Bond discount amortization, net	(3,723)	(6,740)
Loss on early extinguishment of debt	2,060	—

Net cash provided by operating activities	228,916	234,417

INVESTING ACTIVITIES
Maturities of fixed income securities	4,931	3,542
Sales of fixed income securities	1,117,598	892,172
Purchases of fixed income securities	(1,164,816)	(1,873,284)
Sales of equity securities	42,671	131,454
Purchases of equity securities	(166,958)	(115,783)
Purchases of other invested assets	(76,124)	(164,423)
Cash collateral for borrowed securities	(63,059)	—
Obligation to return borrowed securities	37,104	—
Decrease in short-term investments	3,054	16,505

Net cash used in investing activities	(265,599)	(1,109,817)

FINANCING ACTIVITIES
Dividends	(4,052)	(4,058)
Purchase of treasury stock	(557)	(10,091)
Net proceeds from debt issuance	123,169	—
Retirement of convertible debt	(20,358)	—

Net cash provided by (used in) financing activities	98,202	(14,149)

Effect of exchange rate changes on cash and cash equivalents	(21,179)	(3,094)

Increase (decrease) in cash and cash equivalents	40,340	(892,643)
Cash and cash equivalents, beginning of period	1,150,748	1,588,659

Cash and cash equivalents, end of period	$1,191,088	$696,016

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”), through its subsidiaries, is a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance in the United States. OdysseyRe is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Odyssey America Reinsurance Corporation (“Odyssey America”). Odyssey America directly or indirectly owns all of the common stock of Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218 at Lloyd’s (collectively, “Newline”); Hudson Insurance Company (“Hudson”); and Hudson Specialty Insurance Company (“Hudson Specialty”). As of June 30, 2005, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded Canadian financial services holding company, owned 80.7% of OdysseyRe.
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingencies. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which, in management’s opinion, are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results for a full year.
      During the second quarter of 2005, the Company’s interest in HWIC Asia Fund (“HWIC Asia”), an investment vehicle which primarily invests in foreign equities, has been reflected in the consolidated financial statements in accordance with the equity method of accounting. The Company’s interest in HWIC Asia was previously consolidated beginning in the third quarter of 2004. The Company has a 39.2% voting interest in HWIC Asia, and a 56.2% economic interest in a portfolio of invested assets of HWIC Asia which share similar investment criteria as that of OdysseyRe. It has been determined that the equity method is appropriate based on a review of the overall structure of HWIC Asia and the Company’s ownership interests and rights. This reclassification has no effect on the Company’s consolidated stockholders’ equity or net income. Certain prior period amounts have been presented on a basis consistent with the current presentation under the equity method of accounting.
      The Company’s equity in the net income of HWIC Asia is included in pre-tax net investment income and is comprised of the following items (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Equity in net investment income of HWIC Asia	$769	$(100)	$1,008	$81
Equity in net realized capital gains of HWIC Asia	26,680	288	1,380	22

Equity in net income of HWIC Asia	$27,449	$188	$2,388	$103

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Accumulated Other Comprehensive Income
      The following table shows the components of the change in accumulated other comprehensive income (loss), net of income taxes, for the six and three months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Beginning balance of accumulated other comprehensive income	$136,849	$112,430	$117,039	$107,199

Beginning balance of unrealized net gains on securities	84,412	73,756	75,249	74,599
Ending balance of unrealized net gains (losses) on securities	170,953	(14,049)	170,953	(14,049)

Current period change in unrealized net gains (losses) on securities	86,541	(87,805)	95,704	(88,648)

Beginning balance of foreign currency translation adjustments	53,662	39,896	43,015	33,822
Ending balance of foreign currency translation adjustments	18,843	24,853	18,843	24,853

Current period change in foreign currency translation adjustments	(34,819)	(15,043)	(24,172)	(8,969)

Beginning balance of minimum pension liability	(1,225)	(1,222)	(1,225)	(1,222)
Ending balance of minimum pension liability	(1,225)	(1,222)	(1,225)	(1,222)

Current period change of minimum pension liability	—	—	—	—

Current period change in accumulated other comprehensive income (loss)	51,722	(102,848)	71,532	(97,617)

Ending balance of accumulated other comprehensive income	$188,571	$9,582	$188,571	$9,582

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of comprehensive income (loss) for the six and three months ended June 30, 2005 and 2004 are shown in the following table (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$79,271	$118,006	$43,114	$59,051

Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities arising during the period	130,504	(174,653)	146,588	(196,135)
Reclassification adjustment for realized gains included in net income	2,636	39,568	649	59,753
Foreign currency translation adjustments	(53,568)	(23,143)	(37,188)	(13,798)

Other comprehensive income (loss), before tax	79,572	(158,228)	110,049	(150,180)

Tax (expense) benefit:
Unrealized net (gains) losses on securities arising during the period	(45,676)	61,129	(51,305)	68,648
Reclassification adjustment for realized gains included in net income	(923)	(13,849)	(228)	(20,914)
Foreign currency translation adjustments	18,749	8,100	13,016	4,829

Total tax (expense) benefit	(27,850)	55,380	(38,517)	52,563

Other comprehensive income (loss), net of tax	51,722	(102,848)	71,532	(97,617)

Comprehensive income (loss)	$130,993	$15,158	$114,646	$(38,566)

      Net income includes pre-tax realized losses on other than temporary write-down of investments for the six and three months ended June 30, 2005 of $36.6 million and $13.1 million, respectively. The Company did not recognize any other than temporary write-down of investments for the six months ended June 30, 2004.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share
      Net income per common share for the six and three months ended June 30, 2005 and 2004 has been computed in the following table based upon weighted average common shares outstanding and includes the effect of the Emerging Issues Task Force Issue 4–08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, on a retroactive basis for the six and three months ended June 30, 2004 (in thousands, except share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income available to stockholders — basic	$79,271	$118,006	$43,114	$59,051
Effect of 4.375% convertible senior debentures interest, net of tax	1,533	1,573	751	791

Income available to common stockholders — diluted	$80,804	$119,579	$43,865	$59,842

Weighted average common shares outstanding — basic	64,317,054	64,385,021	64,352,281	64,311,432

Effect of dilutive shares:
4.375% convertible senior debentures	5,039,483	5,169,175	4,915,863	5,169,175
Stock options	186,085	193,464	159,561	188,648
Restricted stock	332,209	637,142	337,689	661,516

Total effect of dilutive shares	5,557,777	5,999,781	5,413,113	6,019,339

Weighted average common shares outstanding — diluted	69,874,831	70,384,802	69,765,394	70,330,771

Earnings per common share:
Basic	$1.23	$1.83	$0.67	$0.92

Diluted	$1.16	$1.70	$0.63	$0.85

      During the second quarter of 2005, $18.3 million principal amount of convertible senior debentures were repurchased, which reduced the dilutive effect of the convertible senior debentures for the six and three months ended June 30, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Based Compensation
      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). Effective January 1, 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123 “Accounting for Stock Based Compensation”, on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” with respect to the 2002 Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income for the six and three months ended June 30, 2005 and 2004 reflects stock-based compensation expense related to stock options granted in 2003 and subsequently. For stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income and net income per common share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$79,271	$118,006	$43,114	$59,051
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	174	167	95	92
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(345)	(341)	(173)	(171)

Pro forma net income	$79,100	$117,832	$43,036	$58,972

Net income per common share:
As reported:
Basic	$1.23	$1.83	$0.67	$0.92
Diluted	1.16	1.70	0.63	0.85
Pro forma:
Basic	$1.23	$1.83	$0.67	$0.92
Diluted	1.15	1.70	0.63	0.85

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the six and three months ended June 30, 2005 and 2004 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Gross unpaid losses and loss adjustment expenses, beginning of period	$4,228,021	$3,400,277	$4,333,325	$3,535,411
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,092,082	1,058,623	1,061,159	1,070,448

Net unpaid losses and loss adjustment expenses, beginning of period	3,135,939	2,341,654	3,272,166	2,464,963

Losses and loss adjustment expenses incurred related to:
Current year	735,219	679,034	368,345	341,878
Prior years	71,080	68,284	23,875	41,883

Total losses and loss adjustment expenses incurred	806,299	747,318	392,220	383,761

Paid losses and loss adjustment expenses related to:
Current year	115,598	87,018	57,057	60,079
Prior years	481,133	395,691	262,631	175,861

Total paid losses and loss adjustment expenses	596,731	482,709	319,688	235,940

Effects of exchange rate changes	(18,518)	8,670	(17,709)	2,149

Net unpaid losses and loss adjustment expenses, end of period	3,326,989	2,614,933	3,326,989	2,614,933
Add ceded unpaid losses and loss adjustment expenses, end of period	1,061,073	1,069,798	1,061,073	1,069,798

Gross unpaid losses and loss adjustment expenses, end of period	$4,388,062	$3,684,731	$4,388,062	$3,684,731

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may occur in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. Management believes that the recorded estimates represent the best estimate of unpaid losses and loss adjustment expenses based on the information available at June 30, 2005. Estimates are reviewed on a quarterly basis and the ultimate liability may be revised such that it is more or less than the amounts previously provided. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.
      Losses and loss adjustment expenses related to prior years were $71.1 million and $68.3 million for the six months ended June 30, 2005 and 2004, respectively. For the second quarters of 2005 and 2004, adverse reserve development relating to prior years was $23.9 million and $41.9 million, respectively. Revised loss estimates for prior year catastrophe activity, all of which occurred during the second half of 2004, accounted for an expense of $13.6 million and a recovery of $6.1 million of losses and loss adjustment expenses for the six and three months ended June 30, 2005, respectively, excluding the impact of associated reinstatement premiums.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior year catastrophe activity recognized in 2005 included the four Florida hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami. Prior year catastrophe losses accounted for $8.5 million of the development for the six months ended June 30, 2004 and was not material for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, the remaining increases of $57.5 million and $59.8 million, respectively, were predominantly attributable to U.S. casualty classes of business written in 2001 and prior. The remaining increases for the three months ended June 30, 2005 and 2004 of $30.0 million and $41.9 million, respectively, were also predominantly attributable to U.S. casualty classes of business written in 2001 and prior.
      The Company uses tabular reserving for U.S. workers’ compensation indemnity reserves based on the Life Table for the Total Population: United States, 2002, and discounts such reserves using an interest rate of 3.5%. Losses and loss adjustment expense reserves reported at a discounted value were $96.2 million and $89.0 million as of June 30, 2005 and December 31, 2004, respectively. The amount of reserve discount (case and incurred but not reported) was $76.6 million and $76.7 million as of June 30, 2005 and December 31, 2004, respectively.

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to asbestos, environmental pollution and latent injury damage claims and exposures. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes case basis reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company’s asbestos and environmental claims unit. The provision for liabilities incurred but not reported is established based on various methods such as loss development, market share and frequency and severity.
      Estimation of ultimate liabilities is unusually difficult due to several significant issues surrounding asbestos and environmental exposures. Among the issues are: (a) the long period between exposure and manifestation of an injury; (b) difficulty in identifying the sources of asbestos or environmental contamination; (c) difficulty in allocating responsibility or liability for asbestos or environmental damage; (d) difficulty in determining whether coverage exists; (e) changes in underlying laws and judicial interpretation of those laws; and (f) uncertainty regarding the identity and number of insureds with potential asbestos or environmental exposure.
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (a) continued growth in the number of claims filed due to a more aggressive plaintiffs’ bar; (b) increase in claims involving defendants formerly regarded as peripheral; (c) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (d) concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (e) the potential that states or the U.S. Congress may adopt legislation regarding asbestos litigation reform.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business predominantly written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the six and three months ended June 30, 2005 and 2004, is set forth in the table below (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$242,151	$215,662	$234,528	$225,296
Less ceded unpaid losses and loss adjustment expenses, beginning of period	191,422	186,178	183,799	195,812

Net unpaid losses and loss adjustment expenses, beginning of period	50,729	29,484	50,729	29,484
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	50,729	29,484	50,729	29,484
Add ceded unpaid losses and loss adjustment expenses, end of period	182,027	199,814	182,027	199,814

Gross unpaid losses and loss adjustment expenses, end of period	$232,756	$229,298	$232,756	$229,298

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$29,898	$33,272	$33,079	$34,330
Less ceded unpaid losses and loss adjustment expenses, beginning of period	19,006	1,135	22,187	2,193

Net unpaid losses and loss adjustment expenses, beginning of period	10,892	32,137	10,892	32,137
Net losses and loss adjustment expenses incurred	—	—	—	—
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	10,892	32,137	10,892	32,137
Add ceded unpaid losses and loss adjustment expenses, end of period	23,480	257	23,480	257

Gross unpaid losses and loss adjustment expenses, end of period	$34,372	$32,394	$34,372	$32,394

      The Company’s survival ratio for environmental and asbestos related liabilities as of June 30, 2005 is nine years, reflecting full utilization of remaining indemnifications. The Company’s underlying survival ratio for environmental related liabilities is six years and for asbestos related liabilities is 11 years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on June 30, 2005, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. The Company expects to complete its regularly scheduled annual review of environmental and asbestos liabilities during the fourth quarter of 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Reporting
      The Company’s operations are managed through four distinct divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America. The United States operations write treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business, primarily through reinsurance brokers. The Canadian branch writes treaty business, while Latin America writes both treaty and facultative business. The EuroAsia division writes primarily treaty and facultative property business. The London Market division operates through two distribution channels, Newline at Lloyd’s, which principally focuses on casualty insurance, and its London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as non standard private passenger automobile, professional liability for physicians and hospitals and environmental liability.
      The financial results of these divisions for the six and three months ended June 30, 2005 and 2004 are as follows (in thousands):

			London	U.S.
Six months ended June 30, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$557,254	$282,791	$194,811	$248,612	$1,283,468
Net premiums written	536,238	270,393	174,312	172,355	1,153,298
Net premiums earned	$548,500	$271,201	$177,551	$144,758	$1,142,010

Losses and loss adjustment expenses	421,133	181,892	111,275	91,999	806,299
Acquisition costs and other underwriting expenses	163,251	72,034	43,995	29,681	308,961

Total underwriting deductions	584,384	253,926	155,270	121,680	1,115,260

Underwriting (loss) income	$(35,884)	$17,275	$22,281	$23,078	26,750

Net investment income					115,162
Net realized investment gains					7,943
Other expense, net					(14,265)
Interest expense					(13,917)
Loss on early extinguishment of debt					(2,060)

Income before income taxes					$119,613

Underwriting ratios:
Losses and loss adjustment expenses	76.8%	67.1%	62.7%	63.6%	70.6%
Acquisition costs and other underwriting expenses	29.7	26.5	24.8	20.5	27.1

Combined ratio	106.5%	93.6%	87.5%	84.1%	97.7%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Six months ended June 30, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$618,879	$268,416	$187,601	$166,563	$1,241,459
Net premiums written	592,230	255,702	161,380	93,938	1,103,250
Net premiums earned	$607,677	$231,822	$203,178	$83,698	$1,126,375

Losses and loss adjustment expenses	405,720	148,291	134,189	59,118	747,318
Acquisition costs and other underwriting expenses	193,392	60,896	51,415	15,666	321,369

Total underwriting deductions	599,112	209,187	185,604	74,784	1,068,687

Underwriting income	$8,565	$22,635	$17,574	$8,914	57,688

Net investment income					70,567
Net realized investment gains					67,256
Other expense, net					(4,956)
Interest expense					(12,799)

Income before income taxes					$177,756

Underwriting ratios:
Losses and loss adjustment expenses	66.8%	64.0%	66.1%	70.6%	66.4%
Acquisition costs and other underwriting expenses	31.8	26.2	25.3	18.7	28.5

Combined ratio	98.6%	90.2%	91.4%	89.3%	94.9%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended June 30, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$250,497	$143,562	$97,468	$110,374	$601,901
Net premiums written	235,943	142,473	85,102	74,205	537,723
Net premiums earned	$271,533	$139,019	$86,876	$76,314	$573,742

Losses and loss adjustment expenses	213,182	80,038	49,427	49,573	392,220
Acquisition costs and other underwriting expenses	82,937	37,431	22,377	15,290	158,035

Total underwriting deductions	296,119	117,469	71,804	64,863	550,255

Underwriting (loss) income	$(24,586)	$21,550	$15,072	$11,451	23,487

Net investment income					50,047
Net realized investment gains					7,792
Other expense, net					(6,038)
Interest expense					(7,511)
Loss on early extinguishment of debt					(2,060)

Income before income taxes					$65,717

Underwriting ratios:
Losses and loss adjustment expenses	78.5%	57.6%	56.9%	65.0%	68.4%
Acquisition costs and other underwriting expenses	30.6	26.9	25.8	20.0	27.5

Combined ratio	109.1%	84.5%	82.7%	85.0%	95.9%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three months ended June 30, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$289,879	$142,603	$102,896	$76,598	$611,976
Net premiums written	278,033	133,953	91,863	46,162	550,011
Net premiums earned	$310,453	$116,197	$106,515	$46,949	$580,114

Losses and loss adjustment expenses	213,029	72,196	66,618	31,918	383,761
Acquisition costs and other underwriting expenses	95,763	32,193	26,652	11,371	165,979

Total underwriting deductions	308,792	104,389	93,270	43,289	549,740

Underwriting income	$1,661	$11,808	$13,245	$3,660	30,374

Net investment income					35,105
Net realized investment gains					32,417
Other expense, net					(2,596)
Interest expense					(6,405)

Income before income taxes					$88,895

Underwriting ratios:
Losses and loss adjustment expenses	68.6%	62.1%	62.5%	68.0%	66.2%
Acquisition costs and other underwriting expenses	30.9	27.7	25.0	24.2	28.6

Combined ratio	99.5%	89.8%	87.5%	92.2%	94.8%

      The Company does not maintain separate balance sheet data for each of its operating divisions. Accordingly, the Company does not review and evaluate the financial results of its operating divisions based upon balance sheet data.

8.	Debt Obligations
      The components of debt obligations are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2005	2004

7.65% Senior Notes	$224,637	$224,616
4.375% Convertible Senior Debentures	91,602	109,900
7.49% Senior Notes	41,127	41,524
6.875% Senior Notes	124,207	—

Total debt obligations	$481,573	$376,040

      During the second quarter of 2005, the Company issued $125.0 million aggregate principal amount of senior notes due May 1, 2015. The issue was sold at a discount of $0.8 million, which is being amortized over the life of the notes. The effective rate on the senior notes, including the discount, is 6.97% per annum and interest accrues on the senior notes at a fixed rate of 6.875% per annum, which is due semi-annually on May 1st and November 1st. The proceeds from this offering are being used to redeem and/or repurchase the Company’s outstanding 4.375% convertible senior debentures from time to time and for general corporate purposes.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fourth quarter of 2003, the Company issued $225.0 million aggregate principal amount of senior notes due November 1, 2013. The issue was sold at a discount of $0.4 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65% per annum, which is due semi-annually on May 1st and November 1st.
      In June 2002, the Company issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt has been redeemable at the Company’s option since June 22, 2005. Each holder of Convertible Debt may, at its option, require the Company to repurchase all or a portion of its Convertible Debt on June 22, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of the Company’s common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of June 30, 2005 such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, the Company may choose to deliver, in lieu of the Company’s common stock, cash or a combination of cash and common stock. During the second quarter of 2005, the Company repurchased $18.3 million principal value of its Convertible Debt for $20.4 million, representing a premium of $2.1 million.
      In December 2001, the Company issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed rate of 7.49% per annum, which is due semi-annually on May 31st and November 30th. The 7.49% senior notes are redeemable at a premium, prior to maturity, at the Company’s option. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the 7.49% senior notes. Immediately following the issuance of the 7.49% senior notes, the Company entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable rate of interest. In May 2003, the Company settled the interest rate swap for a pre-tax gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the 7.49% senior notes. In conjunction with the prepayment of the 7.49% senior notes, a portion of the capitalized gain was immediately realized. As of June 30, 2005, the aggregate principal amount of the 7.49% senior notes outstanding was $40.0 million and the remaining capitalized gain was $1.1 million. Pursuant to the terms of the Company’s 7.49% senior notes, the Company is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of June 30, 2005, the Company was in compliance with all covenants.
      Aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2006	$40,000
2013	225,000
2015	125,000
2022	91,602

Total	$481,602

      On September 27, 2004, the Company entered into a credit agreement that provides for a 364-day revolving credit facility of $90.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit to support reinsurance liabilities. As of June 30, 2005, there was $46.0 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Bank of America’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest at the “Eurodollar Rate,” which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 1.250%. Upon maturity of the facility on September 27, 2005, the Company has the option to convert any loans outstanding to a term loan with a maturity of up to one year, and to maintain any letters of credit outstanding under the facility until their respective next maturity dates or up to one year, whichever comes first.

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
      The net periodic cost for each of the benefit plans for the six and three months ended June 30, 2005 and 2004 is as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Qualified Plan:
Service cost	$1,671	$1,105	$835	$552
Interest cost	1,180	1,053	590	527
Return on assets	(1,144)	(822)	(572)	(411)
Recognized net actuarial loss	23	—	11	—
Net amortization and deferral	27	5	13	3

Net periodic cost	$1,757	$1,341	$877	$671

Excess Plans:
Service cost	$345	$272	$173	$136
Interest cost	400	349	200	175
Recognized net actuarial loss	165	90	82	46
Recognized prior service cost	(19)	(19)	(10)	(10)
Other	34	34	17	17

Net periodic cost	$925	$726	$462	$364

Postretirement Plan:
Service cost	$564	$531	$282	$231
Interest cost	242	224	121	87
Curtailment credit	—	(291)	—	(291)
Other	(52)	(32)	(26)	(45)

Net periodic cost	$754	$432	$377	$(18)

      For the six and three months ended June 30, 2005, $2.0 million of contributions have been made by Odyssey America to the Qualified Plan. For the six and three months ended June 30, 2004, $4.9 million and $2.9 million, respectively, of contributions have been made to the Qualified Plan.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Contingencies
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, to attach an assumption of liability endorsement to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any losses occurring prior to the effective date of the termination, pursuant to the terms of the endorsements. The total amount of potential exposure in connection with these endorsements is currently estimated at $5.6 million, based on the subject policies’ case outstanding loss reserves. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement.
      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The Odyssey America guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America, and was terminated effective December 31, 2001. Under Fairfax’s ownership, CTR was dissolved and its assets and liabilities were assumed by other Fairfax affiliates which have the responsibility for the run-off of its liabilities. In addition, Fairfax has agreed to indemnify Odyssey America for all its obligations under its guarantee. The Company does not expect to make any payments under this guarantee.
      In support of the Company’s operations at Lloyd’s, conducted through its subsidiary, UK Holdings, Odyssey America has established a deposit trust account in favor of the Society and Council of Lloyd’s. As of June 30, 2005, Odyssey America had pledged U.S. treasuries with a fair value of $135.5 million and had placed U.S. treasuries with a fair value of $159.5 million in a deposit trust account in London. The U.S. treasuries and deposit trust account effectively secure the future contingent obligations of UK Holdings should its Lloyd’s underwriting syndicate not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the U.S. treasuries and the assets in the deposit trust account.
      Odyssey America agreed, as of April 1, 2002, to guarantee the prompt payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax, in the event Falcon becomes insolvent. Odyssey America’s potential exposure in connection with this agreement is estimated to be $35.1 million, based on Falcon’s loss reserves at June 30, 2005. Falcon’s stockholders’ equity on a U.S. GAAP basis is estimated to be $35.8 million as of June 30, 2005. Additionally, Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For the six months ended June 30, 2005 and the year ended December 31, 2004, Falcon paid $0.3 million and $0.6 million, respectively, to Odyssey America in connection with this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. In connection with the guarantee, Falcon has granted Odyssey America the option (the “Option”) to assume a ten percent quota share reinsurance participation for a period of up to three years of all of Falcon’s liabilities under the Subject Contracts entered into by Falcon on or after the date of the exercise of the Option by Odyssey America. If the Option is exercised, the one percent fee will be cancelled during the term of the quota share reinsurance agreement. As of June 30, 2005, the Option has not been exercised by Odyssey America and will terminate on December 31, 2005.
      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf ”) from January 1, 1996 to December 31, 2002 on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share Reinsurance Agreements (the “Treaties”). In May 2003, Gulf initiated litigation against two other reinsurers that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In July 2003, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey America and the other reinsurers answered the complaint and discovery has commenced. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. It is not possible to make any determination regarding the likely outcome of this matter at this time.
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
      During the second quarter of 2004, Odyssey America pledged and placed on deposit at Lloyd’s the equivalent of £110 million of U.S. Treasury Notes on behalf of Advent Capital (Holdings) PLC (“Advent”) whereby the funds are used to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 15.0% held by OdysseyRe. During June 2005, Advent completed an initial public offering and OdysseyRe purchased 15.0% of the offering for $10.9 million. nSpire Re, a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 Funding Agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities. In consideration of Odyssey America making the deposit, nSpire Re agreed to pay Odyssey America a fee equal to 2% per annum on the assets placed on deposit by Odyssey America, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America will receive any investment income thereon. As additional consideration for, and further protection of, Odyssey America’s pledge of assets, nSpire Re provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the funds at Lloyd’s at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective December 31, 2008 and any remaining funds at Lloyd’s will revert to Odyssey America at that time.
      Odyssey America organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in Asia. On January 29, 2004, ORE was capitalized by Odyssey America in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the investment by ORE of $16.6 million to purchase 45% of the issued and outstanding shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties and other investments. In conjunction with this investment, Odyssey America agreed to provide a guarantee of a credit facility to be established by CEPL in an amount up to $65 million. As of June 30, 2005, the credit facility has not been established and no guarantee has been provided.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of the Company’s business operations; in management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments which would be material to the financial condition or results of operations of the Company.

11.	Subsequent Event
      On August 5, 2005, the Company completed the sale of 1.0 million shares of Zenith National Insurance Corp. (“Zenith”) common stock at a net price of $66.00 per share. The Company received net proceeds of $66.0 million from the transaction, resulting in a pre-tax realized investment gain of approximately $41 million. Following completion of this sale, the Company continues to hold approximately 1.4 million shares of Zenith common stock, on a fully diluted basis.

PART 1 — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Odyssey America Reinsurance Corporation, its primary operating subsidiary. Odyssey America directly or indirectly owns all of the common stock of: Clearwater Insurance Company; Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218 at Lloyd’s; Hudson Insurance Company; and Hudson Specialty Insurance Company.
      Through our operating subsidiaries, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty lines of reinsurance, including professional liability, marine and aerospace, and specialty insurance in the U.S., such as physicians and hospital professional liability insurance.
      Our gross premiums written for the six months ended June 30, 2005 were $1,283.5 million, an increase of $42.0 million, or 3.4%, compared to gross premiums written for the six months ended June 30, 2004 of $1,241.5 million. Our business outside of the United States accounted for 44.5% of our gross premiums written for the six months ended June 30, 2005, compared to 44.0% for the six months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, our net premiums written were $1,153.3 million and $1,103.3 million, respectively, and our net income was $79.3 million and $118.0 million, respectively. As of June 30, 2005, we had total assets of $7.9 billion and total stockholders’ equity of $1.7 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 97.7% for the six months ended June 30, 2005, an increase of 2.8 percentage points from the 94.9% combined ratio for the six months ended June 30, 2004.
      We operate our business through four divisions: the Americas, EuroAsia, London Market, and U.S. Insurance.
      The Americas division is our largest division and writes casualty, surety and property treaty reinsurance, and facultative casualty reinsurance, in the United States and Canada, and primarily treaty and facultative property reinsurance in Central and South America. The Americas division operates through offices in Stamford, New York City, Mexico City, Miami, Santiago and Toronto.
      The EuroAsia division consists of our international reinsurance business that is geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East. The EuroAsia division has been successful in taking advantage of new market opportunities by leveraging its long-term ceding company and broker relationships. The EuroAsia division operates through four offices, with principal offices in Paris and Singapore.
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

      The U.S. Insurance division writes specialty insurance lines and classes of business, such as non standard private passenger automobile, professional liability for physicians and hospitals and environmental liability. The U.S. Insurance division operates through offices in New York City, Napa and Chicago.
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
      The following table displays, by division, the estimates included in the six and three months ended June 30, 2005 and 2004 financial statements related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions). These estimates reflect movements related to accounts recorded during the quarter and updates to in force business at the end of each accounting period, including any changes to the underlying contract terms which occurred during the period.

	2005				2004

	As of	As of		Change	As of	As of		Change
	June 30,	March 31,	Change Year	Second	June 30,	March 31,	Change Year	Second
Division	2005	2005	to Date	Quarter	2004	2004	to Date	Quarter

	Gross Premiums Written
Americas	$249.9	$280.2	$(19.1)	$(30.3)	$278.2	$259.4	$7.5	$18.8
EuroAsia	134.4	121.9	18.8	12.5	107.9	84.7	31.9	23.2
London Market	45.0	57.5	(16.2)	(12.5)	36.7	47.8	(18.9)	(11.1)

Total	$429.3	$459.6	$(16.5)	$(30.3)	$422.8	$391.9	$20.5	$30.9

	Acquisition Costs
Americas	$59.4	$65.6	$(29.2)	$(6.2)	$75.3	$69.7	$(21.0)	$5.6
EuroAsia	41.7	41.2	8.6	0.5	34.4	29.9	10.6	4.5
London Market	5.9	11.1	(4.8)	(5.2)	6.3	8.4	(6.6)	(2.1)

Total	$107.0	$117.9	$(25.4)	$(10.9)	$116.0	$108.0	$(17.0)	$8.0

	Premiums Receivable
Americas	$190.5	$213.8	$3.7	$(23.3)	$202.9	$183.4	$8.5	$19.5
EuroAsia	92.7	80.7	13.1	12.0	73.5	55.9	21.1	17.6
London Market	40.1	52.8	3.3	(12.7)	30.4	44.0	(15.2)	(13.6)

Total	$323.3	$347.3	$20.1	$(24.0)	$306.8	$283.3	$14.4	$23.5

	Unearned Premium Reserve
Americas	$172.2	$190.6	$9.5	$(18.4)	$161.5	$173.1	$(6.1)	$(11.6)
EuroAsia	92.1	79.9	(5.2)	12.2	74.5	51.2	18.8	23.3
London Market	21.7	13.5	8.1	8.2	8.8	8.2	(10.1)	0.6

Total	$286.0	$284.0	$12.4	$2.0	$244.8	$232.5	$2.6	$12.3

      Premium estimates, the corresponding acquisition costs, premiums receivable and unearned premium reserves are established on a contract level for significant accounts due but not reported by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts reported by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period. Subsequent adjustments based on actual results are recorded in the period in which they become known. The estimated premiums receivable balances are considered fully collectible. The estimates primarily represent the most current two underwriting years of accounts for which all corresponding reported accounts have been settled within contract terms. The estimates are considered “critical accounting estimates” because changes in these estimates can materially affect net income.
      Our reserves for unpaid losses and loss adjustment expenses reflect estimates of ultimate claim liability. We perform quarterly reviews of the adequacy of these estimates of ultimate claim liability, taking into consideration current and historical claim information, industry information, pricing and loss trends and relevant qualitative information. The effect of such quarterly reviews impacts incurred losses for the current period. Our methodology for evaluating reserve adequacy involves processes that may involve assessment of individual contracts, groups of like contracts, classes of business and business units. The complexities of our operations require analysis on both quantitative and qualitative bases. In addition, the allocation of changes in reserve estimates between underwriting years and accident years require allocations, both qualitative and quantitative. All of these processes, methods and practices appropriately balance actuarial science, business experience and management’s judgment in a manner intended to assure the accuracy and consistency of our reserving practice.
      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events occurring in the future. The eventual outcome of these events may be different from the assumptions underlying our reserve estimates. In the event loss trends diverge from expected trends, we may have to adjust our reserves accordingly. Management believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of June 30, 2005. Estimates are reviewed on a quarterly basis and the estimate of ultimate liability may be revised such that it is more or less than the previous estimate. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.
      The following table summarizes the reserves for reported and incurred but not reported (“IBNR”) unpaid losses and loss adjustment expenses as of June 30, 2005 (in millions):

			London	U.S.
	Americas	EuroAsia	Market	Insurance	Total

Gross case reserves	$1,695.5	$246.6	$260.8	$114.4	$2,317.3
Gross IBNR	1,012.8	205.8	536.0	316.2	2,070.8

Total gross reserves for unpaid losses and loss adjustment expenses	2,708.3	452.4	796.8	430.6	4,388.1

Ceded case reserves	548.4	8.8	62.3	50.7	670.2
Ceded IBNR	152.9	11.3	109.7	117.0	390.9

Total ceded reserves for unpaid losses and loss adjustment expenses	701.3	20.1	172.0	167.7	1,061.1

Net case reserves	1,147.1	237.8	198.5	63.7	1,647.1
Net IBNR	859.9	194.5	426.3	199.2	1,679.9

Total net reserves for unpaid losses and loss adjustment expenses	$2,007.0	$432.3	$624.8	$262.9	$3,327.0

      Included in the estimate of ultimate losses and loss expense liabilities is our exposure to asbestos and environmental claims, which are considered to have a long reporting tail. Our reserve for gross unpaid losses and loss adjustment expenses for asbestos claims as of June 30, 2005 was $232.8 million. Our provision for gross unpaid losses and loss adjustment expenses for environmental claims as of June 30, 2005 was $34.4 million. Net of reinsurance and indemnifications, unpaid losses and loss adjustment expenses for asbestos and environmental claims were $50.7 million and $10.9 million, respectively, as of June 30, 2005. We expect to complete our regularly scheduled annual review of environmental and asbestos liabilities during the fourth quarter of 2005.
      Acquisition costs consist principally of commission and brokerage expenses incurred on business written under reinsurance contracts or certificates and insurance policies. These costs are deferred and amortized over the period in which the related premiums are earned. Commission adjustments with ceding companies are accrued based on the underwriting profitability of the business produced. Deferred acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on our historical experience. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which an adjustment is considered necessary.
      Other underwriting expenses consist of the cost of operations and include compensation, rent, and all other general and administrative expenses attributable to our underwriting activity.
Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
      Gross Premiums Written. Gross premiums written for the three months ended June 30, 2005 decreased by $10.1 million, or 1.6%, to $601.9 million from $612.0 million for the three months ended June 30, 2004, as reflected in the following table (in thousands):

	Three Months Ended
	June 30,
			$	%
Division	2005	2004	Change	Change

Americas	$250,497	$289,879	$(39,382)	(13.6)%
EuroAsia	143,562	142,603	959	0.7
London Market	97,468	102,896	(5,428)	(5.3)
U.S. Insurance	110,374	76,598	33,776	44.1

Total gross premiums written	$601,901	$611,976	$(10,075)	(1.6)%

      For the three months ended June 30, 2005, total reinsurance gross premiums written were $429.6 million, compared to $454.2 million for the three months ended June 30, 2004, a decrease of 5.4%. Total insurance gross premiums written for the three months ended June 30, 2005 were $172.3 million, compared to $157.8 million for the three months ended June 30, 2004, a 9.3% increase.
      The Americas division accounted for $250.5 million, or 41.6% of our gross premiums written, for the three months ended June 30, 2005, a decrease of $39.4 million, or 13.6%, compared to $289.9 million, or 47.4% of our gross premiums written, for the three months ended June 30, 2004. The decline in premiums reflects more competitive conditions in the market, where we are experiencing lower prices in certain classes of business or choosing to non-renew business that does not meet our underwriting criteria, and ceding companies are choosing to retain more of their business. Gross premiums written by the United States unit for the three months ended June 30, 2005 were $212.5 million, a decrease of $40.0 million, or 15.8%, compared to $252.5 million for the three months ended June 30, 2004. The decrease in the United States unit is primarily attributable to the non-renewal of a large casualty quota share treaty reflecting a $27.2 million decrease in gross premium volume and decreases in the specialty casualty business of $11.1 million, offset by increases in property business. Gross premiums written by the Latin America unit for the three months ended June 30, 2005 were $26.5 million, an increase of $1.3 million compared to $25.2 million for the three months ended June 30, 2004. The Canadian unit had gross premiums written of $11.1 million for the three months ended June 30, 2005, a decrease of $0.7 million, or 5.9%, compared to $11.8 million for the three months ended June 30, 2004.

      For the three months ended June 30, 2005, the EuroAsia division had gross premiums written of $143.6 million, or 23.8% of our gross premiums written, an increase of $1.0 million, or 0.7%, compared to $142.6 million, or 23.3% of our gross premiums written, for the three months ended June 30, 2004. Gross premiums written for the three months ended June 30, 2004 included $16.6 million related to the consolidation of a company which wrote business in Singapore which we no longer consolidate, starting in the fourth quarter of 2004. Excluding this amount, gross premiums written for the three months ended June 30, 2005 increased $17.6 million or 14.0% compared to the three months ended June 30, 2004. The growth is primarily attributable to increases in property, motor and credit classes of business across several international markets, including France, Spain, Japan and Israel.
      The London Market division generated $97.5 million, or 16.2% of our gross premiums written, for the three months ended June 30, 2005, a decrease of $5.4 million, or 5.3%, compared to $102.9 million, or 16.8% of our gross premiums written, for the three months ended June 30, 2004. Gross premiums written by the London branch for the three months ended June 30, 2005 were $35.5 million, a decrease of $2.8 million, or 7.3%, compared to $38.3 million for the three months ended June 30, 2004. This decrease was primarily due to lower property, marine, aviation and general casualty classes of business. Our Lloyd’s syndicate, which mainly writes professional liability insurance business, had gross premiums written of $62.0 million for the three months ended June 30, 2005, a decrease of $2.6 million, or 4.0%, compared to $64.6 million for the three months ended June 30, 2004. The decline in premiums, in each case, generally reflects more competitive conditions in the market, where we are experiencing lower prices in certain classes of business or choosing to non-renew business that does not meet our underwriting criteria.
      The U.S. Insurance division accounted for $110.4 million, or 18.3% of our gross premiums written, for the three months ended June 30, 2005, an increase of $33.8 million, or 44.1%, compared to $76.6 million, or 12.5% of our gross premiums written, for the three months ended June 30, 2004. For the three months ended June 30, 2005, specialty business distributed primarily through program administrators accounted for gross premiums written of $84.9 million, an increase of $29.6 million, or 53.5%, compared to $55.3 million for the three months ended June 30, 2004. Non standard private passenger automobile and selected liability business primarily contributed to the increase. In addition, physicians and hospital professional liability business accounted for $25.4 million of gross premiums written for the three months ended June 30, 2005, an increase of $4.1 million, or 19.2%, compared to $21.3 million for the three months ended June 30, 2004. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division under terms which are consistent with those accepted by third party reinsurers. The amount ceded for the three months ended June 30, 2005 was $1.6 million, which is $4.9 million lower than in the second quarter of 2004. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the three months ended June 30, 2005 increased by $28.9 million, or 34.7%, over the second quarter 2004.
      Ceded Premiums Written. Ceded premiums written for the three months ended June 30, 2005 increased by $2.2 million, or 3.5%, to $64.2 million, or 10.7% of gross premiums written, from $62.0 million, or 10.1% of gross premiums written, for the three months ended June 30, 2004. The increase in premiums ceded was primarily attributable to the payment of reinstatement premiums of $9.8 million associated with Hurricanes Charley, Frances, Ivan and Jeanne during the three months ended June 30, 2005. These increases were partially offset by lower volume of reinsurance cessions in the U.S. Insurance division on medical professional liability business, reflecting the seasonal nature of the business.
      Net Premiums Written. Net premiums written for the three months ended June 30, 2005 decreased by $12.3 million, or 2.2%, to $537.7 million, from $550.0 million for the three months ended June 30, 2004. Net premiums written represents gross premiums written less ceded premiums written. The percentage decrease in net premiums written is modestly higher than the percentage decrease in gross premiums written as a result of the increase in ceded premiums written, as discussed above.
      Net Premiums Earned. Net premiums earned for the three months ended June 30, 2005 decreased by $6.4 million, or 1.1%, to $573.7 million, from $580.1 million for the three months ended June 30, 2004. Similar to changes in net premiums written, net premiums earned decreased in the Americas division by

$38.9 million, or 12.5%, increased in the EuroAsia division by $22.8 million, or 19.6%, and increased in the U.S. Insurance division by $29.4 million, or 62.7%.
      Net Investment Income. Net investment income for the three months ended June 30, 2005 increased by $14.9 million, or 42.5%, to $50.0 million, from $35.1 million for the three months ended June 30, 2004. Net investment income is comprised of gross investment income of $57.3 million less investment expenses of $7.3 million for the three months ended June 30, 2005, compared to gross investment income of $43.1 million less investment expenses of $8.0 million for the three months ended June 30, 2004. Higher net investment income is attributable to higher average invested assets during the current period and higher short term interest rates on our significant balances of cash and cash equivalents. The $14.2 million increase in gross investment income is due to an increase in interest on cash and short-term investments of $9.0 million, an increase in income on other invested assets of $3.3 million and equity securities of $1.7 million. Net investment income from equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia of $1.4 million and $0.0 million for the three months ended June 30, 2005 and 2004, respectively. The total effective annualized yield on our average invested assets, excluding realized gains attributable to our equity investment in HWIC Asia, net of expenses but before the impact of interest expense from funds held balances, was 4.0% and 3.8% for the three months ended June 30, 2005 and 2004, respectively. Interest on funds held associated with the Company’s aggregate excess of loss cover, which is included in investment expenses, decreased to $4.1 million for the three months ended June 30, 2005 from $6.4 million for the three months ended June 30, 2004.
      Net Realized Investment Gains. Net realized investment gains for the three months ended June 30, 2005 decreased by $24.6 million to $7.8 million from $32.4 million for the three months ended June 30, 2004. The decrease in net realized investment gains is principally comprised of increases in net gains related to fixed income securities of $31.6 million, offset by decreases related to equity securities of $29.4 million, other invested assets of $6.0 million, derivative and short sale investments of $8.7 million, which includes mark to market net realized investment losses of $7.0 million, and short-term investments and cash equivalents of $12.1 million related to foreign exchange movements. During the three months ended June 30, 2005, net realized investment gains also include other than temporary impairment losses in the amount of $13.1 million. There were no other than temporary impairment losses in the second quarter of 2004.
      Our investment strategy is to apply a value-oriented approach using a total return investment philosophy, which results in the periodic recognition of realized capital gains, which can fluctuate significantly from period to period.
      Losses and Loss Adjustment Expenses. Incurred losses and loss adjustment expenses increased 2.2% to $392.2 million for the three months ended June 30, 2005, from $383.8 million for the three months ended June 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to losses of $2.3 million related to European windstorm Erwin occurring in January 2005 and an increase of $30.0 million on losses and loss adjustment expenses attributable to 2004 and prior, principally related to U.S. casualty classes of business written in 2001 and prior. These amounts were partially offset by a 1.1% decline in net premiums earned and a benefit of $6.1 million for prior year catastrophe activity including the Florida Hurricanes, Typhoon Songda, and the Indonesian earthquake and resulting tsunami. For the three months ended June 30, 2004, losses and loss adjustment expenses related to 2003 and prior increased $41.9 million, principally related to U.S. casualty classes of business written in 2001 and prior. As a result of our reinsurance protection, there were no net adjustments related to asbestos and environmental loss reserves for the three months ended June 30, 2005 and 2004. This resulted in a losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 68.4% for the three months ended June 30, 2005, compared to 66.2% for the second quarter of 2004. The following table reflects the losses and loss adjustment expenses, expressed as a percentage of net premiums earned, for the three months ended June 30, 2005 and 2004 for each of our business divisions:

	Three Months
	Ended June 30,		Percentage
			Point
Division	2005	2004	Change

Americas	78.5%	68.6%	9.9
EuroAsia	57.6	62.1	(4.5)
London Market	56.9	62.5	(5.6)
U.S. Insurance	65.0	68.0	(3.0)

Total loss and loss adjustment expense ratio	68.4%	66.2%	2.2
      For the Americas division, incurred losses and loss adjustment expenses increased 0.1% to $213.2 million for the three months ended June 30, 2005, from $213.0 million for the three months ended June 30, 2004. A decline of 12.5% in net premiums earned was offset by an increase in incurred losses and loss adjustment expenses, principally related to the reduction of $8.0 million in losses for prior year catastrophe activity involving the 2004 Florida hurricanes and an increase of $45.2 million of prior period losses and loss adjustment expenses, principally related to U.S. casualty classes of business written in 2001 and prior. For the three months ended June 30, 2004, prior year reserve increases of $37.7 million, principally related to U.S. casualty exposures written in 2001 and prior, were recorded. This resulted in a loss and loss adjustment expense ratio of 78.5% for the three months ended June 30, 2005, compared to 68.6% for the second quarter of 2004.
      For the EuroAsia division, incurred losses and loss adjustment expenses increased 10.8% to $80.0 million for the three months ended June 30, 2005, from $72.2 million for the three months ended June 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the 19.6% increase in net premiums earned, losses of $2.3 million related to European windstorm Erwin occurring in January 2005, losses of $2.7 million for prior year catastrophe activity, including Typhoon Songda and the Indonesian earthquake and resulting tsunami, and a decrease of $7.3 million on losses and loss adjustment expenses related to 2004 and prior, principally related to miscellaneous specialty business. For the three months ended June 30, 2004, there was an increase of $2.0 million in incurred losses and loss adjustment expenses related to prior years. This resulted in a loss and loss adjustment expense ratio of 57.6% for the three months ended June 30, 2005, compared to 62.1% for the second quarter of 2004.
      For the London Market division, incurred losses and loss adjustment expenses decreased 25.8% to $49.4 million for the three months ended June 30, 2005, from $66.6 million for the three months ended June 30, 2004. This decrease was principally related to the decrease in net premiums earned of 18.4% and a decrease in incurred losses and loss adjustment expenses for 2004 and prior of $8.5 million. A decrease in loss estimates on property catastrophe losses of $0.8 million related to the Florida Hurricanes and the Indonesian earthquake and resulting tsunami occurring in the second half of 2004 was accompanied by a decrease of $7.7 million relating to prior years, principally attributable to auto liability exposure. For the three months ended June 30, 2004, there was adverse reserve development of $0.8 million on prior years, principally related to casualty exposures in our Lloyd’s syndicate. This resulted in a loss and loss adjustment expense ratio of 56.9% for the three months ended June 30, 2005, compared to 62.5% for the second quarter of 2004.
      For the U.S. Insurance division, incurred losses and loss adjustment expenses increased 55.5% to $49.6 million for the three months ended June 30, 2005 from $31.9 million for the three months ended June 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the increase in net premiums earned. In the U.S. Insurance division, we decreased losses and loss adjustment expenses related to 2004 and prior for the three months ended June 30, 2005 by $0.2 million as compared to an increase of $1.4 million for the three months ended June 30, 2004. This resulted in a loss and loss adjustment expense ratio of 65.0% for the three months ended June 30, 2005, compared to 68.0% for the second quarter of 2004.
      Acquisition Costs. Acquisition costs for the three months ended June 30, 2005 were $123.1 million, compared to $132.0 million for the three months ended June 30, 2004. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 21.5% for the three months ended June 30, 2005, compared to 22.8% for the three months ended June 30, 2004. The decrease in the acquisition expense ratio is attributable to changes in the proportion of business contributed by each of our divisions, each of which have varying acquisition costs.
      Other Underwriting Expenses. Other underwriting expenses for the three months ended June 30, 2005 were $35.0 million, compared to $34.0 million for the three months ended June 30, 2004. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.1% for the three months ended June 30, 2005, compared to 5.9% for the three months ended June 30, 2004. This increase in other underwriting expenses is attributable to an increase in personnel related costs and other administrative expenses, particularly in our U.S. Insurance division.
      Other Expenses, Net. Other expenses for the three months ended June 30, 2005, were $6.0 million compared to $2.6 million for the three months ended June 30, 2004. The other expense is primarily comprised of the operating expenses of our holding company and includes audit related fees; Sarbanes-Oxley compliance consulting fees; other corporate related legal and consulting fees; and compensation expense, including the amortization of restricted share grants. The second quarter of 2005 included the recognition of a $2.5 million expense related to services provided to us by an affiliate in connection with our acquisition of Clearwater Select Insurance Company in 2004. Amounts for the three months ended June 30, 2005 include $0.3 million related to consulting fees in implementing procedures and documentation relating to compliance requirements under Sarbanes-Oxley. No Sarbanes-Oxley consulting fees were incurred during the three months ended June 30, 2004.
      Interest Expense. We incurred interest expense, related to our debt obligations, of $7.5 million and $6.4 million for the three month periods ended June 30, 2005 and 2004, respectively. The higher amount of interest primarily reflects the senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended June 30, 2005 decreased by $7.2 million to $22.6 million, compared to $29.8 million for the three months ended June 30, 2004, as a result of the decrease in pre-tax income. Our effective tax rates were 34.4% and 33.6% for the three months ended June 30, 2005 and 2004, respectively.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
      Gross Premiums Written. Gross premiums written for the six months ended June 30, 2005 increased by $42.0 million, or 3.4%, to $1,283.5 million from $1,241.5 million for the six months ended June 30, 2004, as reflected in the following table (in thousands):

	Six Months Ended
	June 30,
			$	%
Division	2005	2004	Change	Change

Americas	$557,254	$618,879	$(61,625)	(10.0)%
EuroAsia	282,791	268,416	14,375	5.4
London Market	194,811	187,601	7,210	3.8
U.S. Insurance	248,612	166,563	82,049	49.3

Total gross premiums written	$1,283,468	$1,241,459	$42,009	3.4%

      For the six months ended June 30, 2005, total reinsurance gross premiums written were $915.5 million compared to $942.3 million for the six months ended June 30, 2004, a decrease of 2.8%. Total insurance gross premiums written for the six months ended June 30, 2005 were $368.0 million, compared to $299.2 million for the six months ended June 30, 2004, a 23.0% increase.
      The Americas division accounted for $557.3 million, or 43.4% of our gross premiums written, for the six months ended June 30, 2005, a decrease of $61.6 million, or 10.0%, compared to $618.9 million, or 49.9% of our gross premiums written, for the six months ended June 30, 2004. Gross premiums written by the United

States unit for the six months ended June 30, 2005 were $463.9 million, a decrease of $64.7 million, or 12.2%, compared to $528.6 million for the six months ended June 30, 2004. The decrease in the United States unit is primarily attributable to the non-renewal of a large casualty quota share treaty reflecting a $52.6 million decrease in gross premium volume, decreases in the property class of business of $3.8 million and selected specialty casualty classes of business of $8.6 million. Gross premiums written by the Latin America unit for the six months ended June 30, 2005 were $68.1 million, an increase of $1.4 million compared to $66.7 million for the six months ended June 30, 2004. The Canadian unit had gross premiums written of $23.8 million for the six months ended June 30, 2005, an increase of $1.2 million, or 5.3%, compared to $22.6 million for the six months ended June 30, 2004. The increases relate to new accounts written during the six months ended June 30, 2005.
      For the six months ended June 30, 2005, the EuroAsia division had gross premiums written of $282.8 million, or 22.0% of our gross premiums written, an increase of $14.4 million, or 5.4%, compared to $268.4 million, or 21.6% of our gross premiums written, for the six months ended June 30, 2004. The growth is primarily attributable to increases in property, motor and credit classes of business across several international markets. Gross premiums written for the six months ended June 30, 2004 included $19.5 million related to the consolidation of a company which wrote business in Singapore which we no longer consolidate, starting in the fourth quarter of 2004. Excluding this amount, gross premiums written for the six months ended June 30, 2005 increased $33.9 million or 13.6% as compared to the six months ended June 30, 2004.
      The London Market division generated $194.8 million, or 15.2% of our gross premiums written, for the six months ended June 30, 2005, an increase of $7.2 million, or 3.8%, compared to $187.6 million, or 15.1% of our gross premiums written, for the six months ended June 30, 2004. Gross premiums written by the London branch for the six months ended June 30, 2005 were $75.4 million, an increase of $1.0 million, or 1.3%, compared to $74.4 million for the six months ended June 30, 2004. Property, marine and aviation classes of business increased by $3.7 million, offset by decreases in casualty and other lines of business of $2.7 million. Our Lloyd’s syndicate, which mainly writes professional liability insurance business, had gross premiums written of $119.4 million for the six months ended June 30, 2005, an increase of $6.2 million, or 5.5%, compared to $113.2 million for the six months ended June 30, 2004. The increase is primarily due to higher reported premiums on existing contracts recorded for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The ultimate premium to be booked on these contracts during the remaining period in 2005, however, is not expected to increase over 2004. We also expect certain premium increases during the quarter to be offset by the non-renewal of various contracts that come due in the balance of the year.
      The U.S. Insurance division accounted for $248.6 million, or 19.4% of our gross premiums written, for the six months ended June 30, 2005, an increase of $82.0 million, or 49.3%, compared to $166.6 million, or 13.4% of our gross premiums written, for the six months ended June 30, 2004. For the six months ended June 30, 2005, specialty insurance distributed through program administrators accounted for gross premiums written of $171.2 million, an increase of $70.9 million, or 70.7%, compared to $100.3 million for the six months ended June 30, 2004. Non standard private passenger automobile and selected liability business primarily contributed to the increase. In addition, physicians and hospital professional liability business accounted for $77.4 million of gross premiums written for the six months ended June 30, 2005, an increase of $11.1 million, or 16.7%, compared to $66.3 million for the six months ended June 30, 2004. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division under terms which are consistent with those accepted by third party reinsurers. The amount ceded for the six months ended June 30, 2005 was $4.9 million, which is $12.9 million lower than in the six months ended June 30, 2004. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the six months ended June 30, 2005 increased by $69.1 million, or 37.5%, over the six months ended June 30, 2004.
      Ceded Premiums Written. Ceded premiums written for the six months ended June 30, 2005 decreased by $8.0 million, or 5.8%, to $130.2 million, or 10.1% of gross premiums written, from $138.2 million, or 11.1% of gross premiums written, for the six months ended June 30, 2004. This was primarily attributable to reductions in the cessions of our Newline Syndicate of $5.7 million, a decrease in the Latin America cessions of $4.3 million principally related to facultative business, and increased retentions in the U.S. Insurance division on medical professional liability business. These decreases in premiums ceded were partially offset by reinstatement premiums paid of $10.6 million associated with Hurricanes Charley, Frances, Ivan and Jeanne.
      Net Premiums Written. Net premiums written for the six months ended June 30, 2005 increased by $50.0 million, or 4.5%, to $1,153.3 million from $1,103.3 million for the six months ended June 30, 2004. Net premiums written represents gross premiums written less ceded premiums written. The percentage increase in net premiums written is greater than the percentage increase in gross premiums written as a result of the reduction in ceded premiums written as discussed above.
      Net Premiums Earned. Net premiums earned for the six months ended June 30, 2005 increased by $15.6 million, or 1.4%, to $1,142.0 million from $1,126.4 million for the six months ended June 30, 2004. Similar to changes in net premiums written, net premiums earned decreased in the Americas division by $59.2 million, or 9.7%, increased in the EuroAsia division by $39.4 million, or 17.0%, and increased in the U.S. Insurance division by $61.1 million, or 73.0%. In addition, the London Market division reported a 3.8% increase in gross premiums written over last year while net premiums earned declined by 12.6%. This divergence primarily reflects higher reported premiums on existing contracts, particularly during the first quarter of 2005, while the ultimate premium to be recorded on these contracts during the remaining period of 2005, however, is not expected to increase compared to 2004. Therefore, as premiums are recognized through the remainder of the year, we expect premiums written and earned for the London Market division to be generally flat.
      Net Investment Income. Net investment income for the six months ended June 30, 2005 increased by $44.6 million, or 63.2%, to $115.2 million from $70.6 million for the six months ended June 30, 2004. Net investment income is comprised of gross investment income of $129.6 million less investment expenses of $14.4 million for the six months ended June 30, 2005, compared to gross investment income of $85.9 million less investment expenses of $15.3 million for the six months ended June 30, 2004. Higher net investment income is attributable to higher average invested assets during the current period and higher short term interest rates on our significant balances of cash and cash equivalents. The $43.7 million increase in gross investment income is due to an increase in interest on cash and short-term investments of $13.8 million, an increase in income on equity securities of $24.7, an increase in interest on fixed income securities of $6.9 million, offset by decreases in income from other invested assets of $1.7 million. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia of $26.7 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively. The total effective annualized yield on our average invested assets, excluding realized gains attributable to our equity investment in HWIC Asia, net of expenses but before the impact of interest expense from funds held balances, was 3.6% and 3.7% for the six months ended June 30, 2005 and 2004, respectively. Interest on funds held associated with the Company’s aggregate excess of loss cover, which is included in investment expenses, decreased to $6.4 million for the six months ended June 30, 2005 from $10.1 million for the six months ended June 30, 2004.
      Net Realized Investment Gains. Net realized investment gains for the six months ended June 30, 2005 decreased by $59.4 million to $7.9 million from $67.3 million for the six months ended June 30, 2004. The decrease in net realized investment gains is principally comprised of an increase in net gains related to fixed income securities of $15.0 million offset by decreases to equity securities of $57.2 million, other invested assets of $6.1 million and cash equivalents and short-term investments of $14.6 million. Net realized investment losses related to derivative and short sale investments decreased by $3.8 million. Included in this decrease were mark to market realized investment gains of $4.0 million and realized investment losses of $3.7 million, for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, net realized investment gains also includes other than temporary impairment losses in the amount of $36.6 million. There were no other than temporary impairment losses during the six months ended June 30, 2004.
      Losses and Loss Adjustment Expenses. Incurred losses and loss adjustment expenses increased 7.9% to $806.3 million for the six months ended June 30, 2005 from $747.3 million for the six months ended June 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the 1.4% increase in net premiums earned, losses of $23.5 million related to European windstorm Erwin occurring in January 2005, losses of $13.6 million for prior year catastrophe activity, including the Florida Hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami, and an increase of $57.5 million on losses and loss adjustment expenses for prior years, principally related to U.S. casualty classes of business written in 2001 and prior. For the six months ended June 30, 2004, losses and loss adjustment expenses related to 2003 and prior increased $68.3 million, principally related to U.S. casualty classes of business written in 2001 and prior. As a result of our reinsurance protection, there were no net adjustments related to asbestos and environmental loss reserves for the six months ended June 30, 2005 and 2004. This resulted in losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 70.6% for the six months ended June 30, 2005, compared to 66.4% for the six months ended June 30, 2004. The following table reflects the losses and loss adjustment expenses, expressed as a percentage of net premiums earned, for the six months ended June 30, 2005 and 2004 for each of our divisions:

	Six Months Ended
	June 30,		Percentage
			Point
Division	2005	2004	Change

Americas	76.8%	66.8%	10.0
EuroAsia	67.1	64.0	3.1
London Market	62.7	66.1	(3.4)
U.S. Insurance	63.6	70.6	(7.0)

Total loss and loss adjustment expense ratio	70.6%	66.4%	4.2
      For the Americas division, incurred losses and loss adjustment expenses increased 3.8% to $421.1 million for the six months ended June 30, 2005 from $405.7 million for the six months ended June 30, 2004. The increase in incurred losses and loss adjustment expenses, which was partially offset by a 9.7% decline in net premiums earned, was principally related to losses of $0.6 million for prior year catastrophe activity involving the Florida hurricanes and an increase of $81.9 million of prior period losses and loss adjustment expenses, principally related to U.S. casualty classes of business written in 2001 and prior. For the six months ended June 30, 2004, reserve increases of $62.5 million, principally related to U.S. casualty exposures written in 2001 and prior, were recorded. This resulted in a loss and loss adjustment expense ratio of 76.8% for the six months ended June 30, 2005, compared to 66.8% for the six months ended June 30, 2004.
      For the EuroAsia division, incurred losses and loss adjustment expenses increased 22.7% to $181.9 million for the six months ended June 30, 2005 from $148.3 million for the six months ended June 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the 17.0% increase in net premiums earned, losses of $21.4 million related to European windstorm Erwin occurring in January 2005, losses of $10.5 million for prior year catastrophe activity, including Typhoon Songda and the Indonesian earthquake and resulting tsunami, and a decrease of $6.1 million on losses and loss adjustment expenses related to 2004 and prior, principally related to miscellaneous specialty business. For the six months ended June 30, 2004, there was an increase of $1.9 million in incurred losses and loss adjustment expenses related to prior years. This resulted in a loss and loss adjustment expense ratio of 67.1% for the six months ended June 30, 2005, compared to 64.0% for the six months ended June 30, 2004.
      For the London Market division, incurred losses and loss adjustment expenses decreased 17.1% to $111.3 million for the six months ended June 30, 2005 from $134.2 million for the six months ended June 30, 2004 due to the decrease in net premiums earned of 12.6% and a decrease in incurred losses and loss adjustment expenses for 2004 and prior of $14.3 million. An increase in loss estimates on property catastrophe losses of $2.5 million related to the Florida Hurricanes and the Indonesian earthquake and resulting tsunami occurring in the second half of 2004 was offset by a decrease of $16.8 million relating to prior years, principally attributable to property and auto liability exposure. For the six months ended June 30, 2004, there was adverse reserve development of $1.9 million on prior years, principally related to casualty exposures in our Lloyd’s syndicate. This resulted in a loss and loss adjustment expense ratio of 62.7% for the six months ended June 30, 2005, compared to 66.1% for the six months ended June 30, 2004.
      For the U.S. Insurance division, incurred losses and loss adjustment expenses increased 55.7% to $92.0 million for the six months ended June 30, 2005 from $59.1 million for the six months ended June 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the increase in net premiums earned. In the U.S. Insurance division, we decreased losses and loss adjustment expenses related to 2004 and prior for the six months ended June 30, 2005 by $1.5 million as compared to an increase of $2.0 million for the six months ended June 30, 2004. This resulted in a loss and loss adjustment expense ratio of 63.6% for the six months ended June 30, 2005, compared to 70.6% for the six months ended June 30, 2004.
      Acquisition Costs. Acquisition costs for the six months ended June 30, 2005 were $241.6 million, compared to $257.5 million for the six months ended June 30, 2004. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 21.2% for the six months ended June 30, 2005, compared to 22.9% for the six months ended June 30, 2004. The decrease in the acquisition expense ratio is attributable to changes in the proportion of business contributed by each of our divisions, each of which have varying acquisition costs.
      Other Underwriting Expenses. Other underwriting expenses for the six months ended June 30, 2005 were $67.4 million, compared to $63.9 million for the six months ended June 30, 2004. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 5.9% for the six months ended June 30, 2005, compared to 5.7% for the six months ended June 30, 2004. This increase in other underwriting expenses is attributable to an increase in personnel related costs and other administrative expenses, particularly in our U.S. Insurance division.
      Other Expenses, Net. Other expenses, net, for the six months ended June 30, 2005, were $14.3 million, compared to $5.0 million for the six months ended June 30, 2004. The other expense is primarily comprised of the operating expenses of our holding company and includes audit related fees; Sarbanes-Oxley compliance consulting fees; other corporate related legal and consulting fees; and compensation expense, including the amortization of restricted share grants. The second quarter of 2005 included the recognition of $2.5 million expense related to services provided to us by an affiliate in connection with our acquisition of Clearwater Select Insurance Company in 2004. Amounts for the six months ended June 30, 2005 include $5.6 million related to consulting fees in implementing procedures and documentation relating to compliance requirements under Sarbanes-Oxley. No Sarbanes-Oxley consulting fees were incurred during the six months ended June 30, 2004. Many of these expenses were one time in nature and we expect a significantly reduced level of consulting fees through the remainder of 2005.
      Interest Expense. We incurred interest expense, related to our debt obligations, of $13.9 million and $12.8 million for the six month ended June 30, 2005 and 2004, respectively. The higher amount of interest primarily reflects the senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the six months ended June 30, 2005 decreased by $19.5 million to $40.3 million, compared to $59.8 million for the six months ended June 30, 2004, as a result of the decrease in pre-tax income. Our effective tax rates were 33.7% and 33.6% for the six months ended June 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
      Our stockholders’ equity increased by $128.4 million, or 8.1%, to $1.7 billion as of June 30, 2005, from $1.6 billion as of December 31, 2004, and increased by $113.9 million, or 7.1%, over stockholders’ equity of $1.6 billion as of March 31, 2005. The net increase as of June 30, 2005 compared to December 31, 2004 was primarily attributable to net income of $79.3 million and an increase in accumulated other comprehensive income of $51.7 million after-tax, most of which occurred during the second quarter of 2005. Our book value per outstanding share was $26.42 as of June 30, 2005, representing an increase of $1.94 over the book value per share of $24.48 as of December 31, 2004 and an increase of $1.75 as compared to book value per share of $24.67 as of March 31, 2005.

      Our shelf registration statement, filed on Form S-3, is effective and provides for the offer and sale of our equity and debt securities having a total offering price of up to $400.0 million. Following our May 2005 sale of $125.0 million of senior notes, $275.0 million in securities remained registered.
      Holding company cash and cash equivalents equaled $127.8 million as of June 30, 2005 as compared to $1.7 million as of December 31, 2004, with the higher amount primarily due to the proceeds from our senior notes offering completed in May 2005. As a holding company, our assets are principally comprised of the stock of Odyssey America and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay common stock dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2005, Odyssey America can pay dividends to the holding company of $167.6 million without prior regulatory approval. During the six months ended June 30, 2005, we received $22.5 million in dividends from Odyssey America, of which $12.5 million was paid during the second quarter.
      Odyssey America’s liquidity requirements are principally met on a short-term and long-term basis by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses.
      Cash provided by operations was $228.9 million for the six months ended June 30, 2005, compared to $234.4 million for the six months ended June 30, 2004. This reflects cash provided by operations of $74.7 million for the three months ended June 30, 2005, compared to $100.0 million for the three months ended June 30, 2004.
      Total investments and cash amounted to $5.6 billion as of June 30, 2005, an increase of $511.2 million compared to December 31, 2004. Our average invested assets were $5,307.1 million for six months ended June 30, 2005 as compared to $4,288.2 million for the six months ended June 30, 2004. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments represented 25.0% and 27.0% as of June 30, 2005 and December 31, 2004, respectively, of our total investments and cash on such dates. Total fixed income securities were $2.7 billion as of June 30, 2005. The fixed income securities portfolio has a weighted average security rating of AA as measured by Standard and Poor’s. The duration of our investment portfolio exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained and our cash provided by operations.
      During the second quarter of 2005, we issued $125.0 million aggregate principal amount of senior notes due May 1, 2015. The issue was sold at a discount of $0.8 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 6.875% per annum which is due semi-annually on May 1st and November 1st. These senior notes are reflected on our June 30, 2005 balance sheet at a value of $124.2 million. The proceeds from this offering are being used to redeem and/or repurchase our Convertible Debt from time to time and for general corporate purposes.
      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt has been redeemable at the Company’s option since June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt at par value on June 22, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of our common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of June 30, 2005, such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, we may choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. It is our current intent to settle our obligations under our Convertible Debt in cash. During the second quarter of 2005, we repurchased $18.3 million principal value of our

Convertible Debt for $20.4 million, representing a premium of $2.1 million. The Convertible Debt is reflected on our balance sheet at its currently outstanding par value of $91.6 million.
      On September 27, 2004, we entered into a Credit Agreement which provides for a 364-day revolving credit facility of $90.0 million, which is available for direct, unsecured borrowings. The credit facility is used for working capital and other corporate purposes, and for the issuance of letters of credit to support reinsurance liabilities. As of June 30, 2005, there was $46.0 million outstanding under the Credit Agreement, all of which was in support of letters of credit.
      On May 25, 2005, our Board of Directors declared a quarterly cash dividend of $0.03125 per share to be paid on or before June 30, 2005 to all stockholders of record as of June 16, 2005. The aggregate amount of this dividend was $2.0 million and was paid on June 30, 2005. Total dividends paid for the six months ended June 30, 2005 were $4.1 million.
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
      These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance business. The financial strength ratings of our principal operating subsidiaries are: A.M. Best: “A” (Excellent), negative outlook; Standard & Poor’s: “A-” (Strong); and Moody’s: “A3” (Good Financial Security). The outlook on the ratings by each of Standard & Poor’s and Moody’s is stable. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.
      The Company’s senior unsecured debt is currently rated “bbb” by A.M. Best, “BBB-” (Good) by Standard & Poor’s and “Baa3” (Adequate) by Moody’s.
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
PART I — Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of June 30, 2005, our total investments and cash of $5.6 billion includes $2.7 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
Interest Rate Risk
      The table below displays the potential impact of market value fluctuations on our fixed income securities portfolio as of June 30, 2005 and December 31, 2004, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2005			As of December 31, 2004

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

			(Dollars in millions)
200 basis point rise	$2,185.7	$(482.0)	(18.1)%	$2,073.7	$(431.9)	(17.2)%
100 basis point rise	2,403.1	(264.6)	(9.9)	2,271.5	(234.1)	(9.3)
Base Scenario	2,667.7	—	—	2,505.6	—	—
100 basis point decline	2,974.1	306.4	11.5	2,795.1	289.5	11.6
200 basis point decline	3,342.5	674.8	25.3	3,110.4	604.8	24.1
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 4% and 4% of the fair market value of the total fixed income portfolio as of June 30, 2005 and December 31, 2004, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of June 30, 2005, we had net unrealized gains of $263.0 million, before taxes, of our total investments and cash, consisting of gross unrealized appreciation of $355.0 million, which is offset by gross unrealized depreciation of $92.0 million, which includes $1.7 million related to common stocks carried at equity. We purchase interest rate options from time to time to protect us from movements in interest rates.
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
Credit Risk
      We have exposure to credit risk, primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade ratings in the fixed income securities we purchase. We also have exposure to credit risk associated with the collection of current and future amounts owing from our reinsurers. We control this exposure by emphasizing reinsurers with financial strength.
      As of June 30, 2005 and December 31, 2004, 88.5% and 86.7%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 11.5% and 13.3%, respectively, rated below investment grade. As of June 30, 2005 and December 31, 2004, we had reinsurance recoverables of $1.2 billon.
      The Company has purchased credit default swaps, which are included in other invested assets, to protect us against credit risk associated with our investments and other corporate assets resulting from systemic financial risk. Under a credit default swap, the Company agrees with other parties to pay fixed premium amounts calculated by reference to an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized investment gain or loss. The net change in the fair value of the credit default swaps resulted in a net realized investment loss of $0.4 million for the six months ended June 30, 2005. The total cost of the credit default swaps was $69.4 million and the fair value was $65.6 million as of June 30, 2005. The notional amount of credit default swaps was $3.0 billion as of June 30, 2005.
Equity Price Risk
      As an economic hedge against a decline in our equity portfolio, during the third quarter of 2004, we sold short Standard & Poor’s 500 Depository Receipts (“SPDRs”) and The Financial Select SPDR Fund (“XLF”) and, as described below, purchased Standard & Poor’s 500 and XLF index call options on 100% of the securities underlying the short transactions. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps. The aggregate notional amount of the swap transactions is $451.8 million. The swap transactions terminate during the fourth quarter of 2006. As of June 30, 2005, we had provided $100.4 million of US Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value. Changes in the fair value of the swap transactions are recorded as realized gains or losses in our consolidated statement of operations. As of June 30, 2005, the net change in the fair value of the swap transactions resulted in a net realized gain for the six months ended June 30, 2005 of $11.7 million.
      In connection with the swap transactions, we continue to own Standard & Poor’s 500 and XLF index call options at a cost of $13.6 million, with a strike price of approximately 120% of the notional amount of the swap transactions. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit the maximum potential loss on the swap transactions to 20% ($90.4 million) of the notional amount of the swap transactions. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of June 30, 2005, the net change in the fair value of call options resulted in a net realized loss for the six months ended June 30, 2005 of $11.1 million.
      In addition, as of June 30, 2005, we had sold short $86.4 million of borrowed securities, for which we recorded a liability of $89.8 million. The net realized loss was $1.7 million for the six months ended June 30, 2005. As of June 30, 2005, we provided cash and fixed income securities with a fair value of $165.4 million as collateral for the borrowed securities.
      In connection with the short sales described above, we purchased a Standard & Poor’s 500 index call option at a cost of $1.5 million with a strike price of approximately 70% of the price at which the borrowed securities were sold short. The call option is recorded at fair value in other invested assets and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of June 30, 2005, the net change in the fair market value of the call option resulted in a net realized loss for the six months ended June 30, 2005 of $1.1 million.
      As of June 30, 2005 and December 31, 2004, 18.8% and 17.0%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 17.9% and 16.0% as of June 30, 2005 and December 31, 2004, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $99.8 million and $80.9 million as of June 30, 2005 and December 31, 2004, respectively, in the fair market value of our total investments and cash.
Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of June 30, 2005 and December 31, 2004, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.1 billion and $1.1 billion, respectively, or 20.6% and 22.1%, respectively, of our total investments and cash. The primary foreign currency exposure was from securities denominated in the British pound, which represented 7.9% and 8.1% of our total investments and cash as of June 30, 2005 and December 31, 2004, respectively, and from securities denominated in the Canadian dollar, which represented 4.8% and 4.9% of our total investments and cash as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $114.9 million decline in the fair value of our total investments and cash, before taxes.
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

      The following table reflects the fair value and gross unrealized depreciation of our fixed income securities, and common stocks, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2005 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government agencies and authorities	$437,145	$(2,053)	9	$428,858	$(400)	4	$866,003	$(2,453)	13
States, municipalities and political subdivisions	1,559	(31)	2	28,169	(233)	3	29,728	(264)	5
All other corporate	492	(6)	1	165,150	(14,157)	1	165,642	(14,163)	2

Total investment grade	439,196	(2,090)	12	622,177	(14,790)	8	1,061,373	(16,880)	20

Fixed income securities
Non-investment grade:
All other corporate	18,249	(1,669)	4	93,073	(27,847)	5	111,322	(29,516)	9

Total fixed income	457,445	(3,759)	16	715,250	(42,637)	13	1,172,695	(46,396)	29

Common stocks, at fair value	200,789	(32,060)	4	63,995	(11,809)	1	264,784	(43,869)	5

Totals	$658,234	$(35,819)	20	$779,245	$(54,446)	14	$1,437,479	$(90,265)	34

      The gross unrealized depreciation of $90.3 million resulted principally from the temporary change in the value of our common stocks and the current interest rate environment and credit spreads associated with fixed income securities.
      Based on our review, we recognized other than temporary impairment losses in the amount of $36.6 million, before taxes, which was recognized in our statement of operations as a reduction to our net realized gains for the six months ended June 30, 2005. We have the ability and intent to hold these securities until the fair value reflects what we believe is intrinsic value.

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
      OdysseyRe and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of OdysseyRe’s business operations. OdysseyRe does not believe that there are any material pending legal proceedings to which it or any of its subsidiaries or their properties are subject, other than those disclosed in note 10 to the financial statements included herein.

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
      The following table sets forth purchases made by the Company of its shares of common stock during the three months ended June 30, 2005:

Total Number
					of Shares		Maximum Number
					Purchased as		of Shares that
					Part of Publicly		may yet be
	Total Number		Average Price		Announced		Purchased Under
	of Shares		Paid Per		Plans or		the Plans or
Period	Purchased		Share		Programs(1)		Programs

April 1 — April 30, 2005	—		—		—		564,600
May 1 — May 31, 2005	—	(2)	—	(2)	—	(2)	564,600
June 1 — June 30, 2005	—	(2)	—	(2)	—	(2)	564,600

Total	—		—		—

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003. It was effective as of such date and expires two years following such date. Under the announced repurchase program, the Company may repurchase up to 1,000,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

(2)	In May and June 2005, we repurchased $8.5 million and $9.8 million aggregate principal amount, respectively, of our 4.375% convertible senior debentures due 2022 (“Convertible Debt”), in open-market transactions, at a total average price of 111.3% of the principal amount purchased. On May 13, 2005, we issued $125 million aggregate principal amount of 6.875% senior notes due 2015. We intend to use the proceeds from the sale of such notes to redeem and/or repurchase our outstanding Convertible Debt from time to time and for general corporate purposes. Under certain circumstances, each $1,000 principal amount of Convertible Debt is convertible into 46.9925 shares of our common stock, and as a result, under such circumstances, $8.5 million and $9.8 million aggregate principal amount of Convertible Debt repurchased would be convertible into 399,671 and 460,198 shares of our common stock. As of June 30, 2005, there was $91.6 million principal amount of our Convertible Debt outstanding. For more information regarding our Convertible Debt, see note 8 to our consolidated financial statements included herein.

PART II — Item 3.	Defaults Upon Senior Securities
      None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders
      The annual meeting of our stockholders was held on April 20, 2005. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

      Our directors were elected in an uncontested election. There were no abstentions or broker non-votes. The following are the votes cast for or withheld from the election of directors.

Directors	For	Withheld

V. Prem Watsa	62,018,447	934,534
James F. Dowd	62,095,847	857,134
Andrew A. Barnard	62,095,947	857,034
Frank B. Bennett	62,839,125	113,856
Anthony F. Griffiths	61,463,540	1,489,441
Robbert Hartog	62,822,740	130,241
Samuel A. Mitchell	62,097,167	855,814
Brandon W. Sweitzer	62,839,725	113,256

PART II — Item 5.	Other Information — Forward Looking Statements
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

PART II — Item 6.	Exhibits

4.7	Global Security dated May 13, 2005, representing $125 million aggregate principal amount of 6.875% Senior Notes due 2015
*31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2005)

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: August 8, 2005	By /s/ Andrew A. Barnard Andrew A. Barnard President and Chief Executive Officer

Date: August 8, 2005	By /s/ Robert Giammarco Robert Giammarco Executive Vice President and Chief Financial Officer