Form 10-Q
period 2005-09-30
ODYSSEY RE HOLDINGS CORP
filed 2005-11-09
CIK 1137048

As filed with the Securities and Exchange Commission on November 9, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2005	Commission File Number: 1-16535
[ODYSSEY RE LOGO]
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
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
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).     YES ☑          NO ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at October 20, 2005

Common Stock, $.01 Par Value	69,208,701

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION
PART I — Item 1.     Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004

ASSETS
Investments and cash:
Fixed income securities, at fair value (amortized cost $2,642,126 and $2,478,614, respectively)	$2,617,077	$2,505,630
Equity securities:
Common stocks, at fair value (cost $473,390 and $435,279, respectively)	460,314	453,580
Common stocks, at equity	556,773	402,555
Short-term investments, at cost which approximates fair value	203,066	213,403
Other invested assets	186,391	149,075
Cash and cash equivalents	1,417,841	1,150,748
Cash collateral for borrowed securities	240,987	176,518

Total investments and cash	5,682,449	5,051,509
Investment income due and accrued	30,163	39,592
Premiums receivable	578,457	550,198
Reinsurance recoverables on loss payments	127,198	89,912
Reinsurance recoverables on unpaid losses	1,177,766	1,092,082
Prepaid reinsurance premiums	88,515	93,774
Funds held by ceding insurers	174,061	192,346
Deferred acquisition costs	177,571	171,083
Federal and foreign income taxes	184,388	102,298
Other assets	159,143	138,016

Total assets	$8,379,711	$7,520,810

LIABILITIES
Unpaid losses and loss adjustment expenses	$4,932,703	$4,228,021
Unearned premiums	875,532	832,305
Reinsurance balances payable	151,288	122,182
Funds held under reinsurance contracts	162,359	179,867
Debt obligations	469,823	376,040
Obligations to return borrowed securities	89,919	56,191
Other liabilities	146,101	140,704

Total liabilities	6,827,725	5,935,310

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 200,000,000 shares authorized; 0 shares issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 65,142,857 shares issued	651	651
Additional paid-in capital	793,923	794,055
Treasury stock, at cost (34,156 and 387,879 shares, respectively)	(843)	(9,426)
Unearned compensation	(12,103)	(4,977)
Accumulated other comprehensive income, net of deferred income taxes	125,768	136,849
Retained earnings	644,590	668,348

Total stockholders’ equity	1,551,986	1,585,500

Total liabilities and stockholders’ equity	$8,379,711	$7,520,810

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

REVENUES
Gross premiums written	$2,020,231	$1,995,691	$736,763	$754,232
Ceded premiums written	232,675	221,158	102,505	82,949

Net premiums written	1,787,556	1,774,533	634,258	671,283
Increase in unearned premiums	(52,419)	(58,151)	(41,131)	(81,276)

Net premiums earned	1,735,137	1,716,382	593,127	590,007
Net investment income	162,020	115,650	46,858	45,083
Net realized investment gains	96,151	100,110	88,208	32,854

Total revenues	1,993,308	1,932,142	728,193	667,944

EXPENSES
Losses and loss adjustment expenses	1,518,222	1,219,936	711,923	472,618
Acquisition costs	352,982	385,400	111,386	127,911
Other underwriting expenses	104,024	94,189	36,659	30,309
Other expense, net	19,612	7,804	5,347	2,848
Interest expense	21,992	19,205	8,075	6,406
Loss on early extinguishment of debt	3,738	—	1,678	—

Total expenses	2,020,570	1,726,534	875,068	640,092

(Loss) income before income taxes	(27,262)	205,608	(146,875)	27,852

Federal and foreign income tax provision (benefit):
Current	47,717	83,123	(5,421)	22,110
Deferred	(57,309)	(13,542)	(44,513)	(12,279)

Total federal and foreign income tax (benefit) provision	(9,592)	69,581	(49,934)	9,831

NET (LOSS) INCOME	$(17,670)	$136,027	$(96,941)	$18,021

BASIC
Weighted average common shares outstanding	64,087,642	64,332,561	64,155,438	64,228,782

Basic (loss) earnings per common share	$(0.28)	$2.11	$(1.51)	$0.28

DILUTED
Weighted average common shares outstanding	64,087,642	70,318,165	64,155,438	70,186,153

Diluted (loss) earnings per common share	$(0.28)	$1.97	$(1.51)	$0.27

DIVIDENDS
Dividends declared per common share	$0.094	$0.094	$0.031	$0.031

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(17,670)	$136,027	$(96,941)	$18,021
Other comprehensive loss net of tax	(11,081)	(111,093)	(62,803)	(8,245)

Comprehensive (loss) income	$(28,751)	$24,934	$(159,744)	$9,776

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(In thousands, except share amounts)

	Nine Months Ended
	September 30,

	2005	2004

COMMON STOCK
Balance, beginning and end of period	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	794,055	793,586
Net (decrease) increase during the period	(132)	469

Balance, end of period	793,923	794,055

TREASURY STOCK
Balance, beginning of period	(9,426)	(2,549)
Purchases during the period	(1,591)	(10,091)
Reissuance during the period	10,174	3,837

Balance, end of period	(843)	(8,803)

UNEARNED COMPENSATION
Balance, beginning of period	(4,977)	(3,439)
Issuance of restricted stock during the period	(8,945)	(4,043)
Forfeitures of restricted stock during the period	439	—
Amortization during the period	1,380	1,317

Balance, end of period	(12,103)	(6,165)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	136,849	112,430
Unrealized net gains (losses) on securities, net of reclassification adjustment	24,719	(100,866)
Foreign currency translation adjustments	(35,800)	(10,227)

Balance, end of period	125,768	1,337

RETAINED EARNINGS
Balance, beginning of period	668,348	489,556
Net (loss) income	(17,670)	136,027
Dividends to stockholders	(6,088)	(6,082)

Balance, end of period	644,590	619,501

TOTAL STOCKHOLDERS’ EQUITY	$1,551,986	$1,400,576

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,754,978	64,996,166
Net treasury shares issued (acquired) during the period	353,723	(218,182)

Balance, end of period	65,108,701	64,777,984

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,

	2005	2004

OPERATING ACTIVITIES
Net (loss) income	$(17,670)	$136,027
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Premiums receivable and funds held, net	(35,663)	(84,364)
Unearned premiums	48,485	61,430
Unpaid losses and loss adjustment expenses	618,999	494,525
Federal and foreign income taxes	(76,112)	(9,962)
Other assets and liabilities, net	(12,450)	(22,955)
Deferred acquisition costs	(6,488)	(12,571)
Net realized investment gains	(96,151)	(100,110)
Bond discount amortization, net	(5,647)	(10,036)
Loss on early extinguishment of debt	3,738	—

Net cash provided by operating activities	421,041	451,984

INVESTING ACTIVITIES
Maturities of fixed income securities	40,673	80,090
Sales of fixed income securities	1,280,285	1,245,571
Purchases of fixed income securities	(1,418,999)	(2,103,000)
Sales of equity securities	204,086	164,523
Purchases of equity securities	(208,203)	(244,142)
Purchases of other invested assets	(78,425)	(60,031)
Cash collateral for borrowed securities	(64,469)	(755,086)
Obligation to return borrowed securities	34,827	507,761
(Increase) decrease in short-term investments	(3,084)	7,245

Net cash used in investing activities	(213,309)	(1,157,069)

FINANCING ACTIVITIES
Dividends	(6,088)	(6,082)
Purchase of treasury stock	(844)	(10,091)
Net proceeds from debt issuance	123,169	—
Retirement of convertible debt	(33,618)	—

Net cash provided by (used in) financing activities	82,619	(16,173)

Effect of exchange rate changes on cash and cash equivalents	(23,258)	(1,436)

Increase (decrease) in cash and cash equivalents	267,093	(722,694)
Cash and cash equivalents, beginning of period	1,150,748	1,588,659

Cash and cash equivalents, end of period	$1,417,841	$865,965

See accompanying notes.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
      Odyssey Re Holdings Corp. (the “Company” or “OdysseyRe”), through its subsidiaries, is a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance in the United States. OdysseyRe is a holding company, incorporated in the state of Delaware, which owns all of the common stock of Odyssey America Reinsurance Corporation (“Odyssey America”). Odyssey America directly or indirectly owns all of the common stock of Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218 at Lloyd’s (collectively, “Newline”); Hudson Insurance Company (“Hudson”); and Hudson Specialty Insurance Company (“Hudson Specialty”). As of September 30, 2005, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 80.4% of OdysseyRe.
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions, which could differ from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingencies. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles has been omitted since it is not required for interim reporting purposes. The Company’s unaudited interim consolidated financial statements include all adjustments which, in management’s opinion, are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results for a full year.
      Since the second quarter of 2005, the Company’s interest in HWIC Asia Fund (“HWIC Asia”), an investment vehicle which primarily invests in foreign equities, has been reflected in the consolidated financial statements in accordance with the equity method of accounting. The Company’s interest in HWIC Asia was previously consolidated beginning in the third quarter of 2004. The Company has a 39.2% voting interest in HWIC Asia, and a 56.2% economic interest in a portfolio of invested assets of HWIC Asia which share similar investment criteria as that of OdysseyRe. During the second quarter of 2005, it was determined that the equity method is appropriate based on a review of the overall structure of HWIC Asia and the Company’s ownership interests and rights. This reclassification during the second quarter of 2005 has no effect on the Company’s consolidated stockholders’ equity or net income. Certain prior period amounts have been presented on a basis consistent with the current presentation under the equity method of accounting.
      The Company’s equity in the net income of HWIC Asia is included in pre-tax net investment income and is comprised of the following items (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Equity in net investment income of HWIC Asia	$5,501	$1,990	$4,732	$2,090
Equity in net realized capital gains of HWIC Asia	27,913	463	1,233	175

Equity in net income of HWIC Asia, before taxes	$33,414	$2,453	$5,965	$2,265

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Hurricane Losses
      The Company is exposed to a variety of catastrophic events, such as hurricanes, windstorms and floods. The Company’s statements of operations for the nine and three months ended September 30, 2005 include an underwriting loss of $275.0 million from Hurricanes Katrina and Rita which occurred in the third quarter of 2005. The underwriting loss from Hurricanes Katrina and Rita is comprised of losses and loss adjustment expenses of $299.3 million, which is after reinsurance recoverables of $134.7 million, reduced by $24.3 million in net reinstatement premiums. The loss estimate represents the Company’s best estimate based on the most recent information available. The Company used various approaches in estimating its loss, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, such estimates may be revised, potentially resulting in adverse effects to the Company’s financial results. The extraordinary nature of these losses, including potential legal and regulatory implications, creates substantial uncertainty and complexity in estimating these losses. Considerable time may elapse before the adequacy of the Company’s estimates can be determined.
      The Company’s statements of operations for the nine and three months ended September 30, 2004 include an underwriting loss of $86.3 million from Hurricanes Charley, Frances, Ivan and Jeanne which occurred in the third quarter of 2004 (“2004 Florida Hurricanes”). The underwriting loss from the 2004 Florida Hurricanes is comprised of losses and loss adjustment expenses of $94.1 million, which is after reinsurance recoverables of $29.9 million, reduced by $7.8 million in net reinstatement premiums. As a result of the uncertainty in estimating losses from the 2004 Florida Hurricanes, the Company incurred an additional underwriting loss of $14.0 million on the 2004 Florida Hurricanes, net of applicable reinstatement premiums, for the nine months ended September 30, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Accumulated Other Comprehensive Income
      The following table shows the components of the change in accumulated other comprehensive income (loss), net of income taxes, for the nine and three months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Beginning balance of accumulated other comprehensive income	$136,849	$112,430	$188,571	$9,582

Beginning balance of unrealized net gains (losses) on securities	84,412	73,756	170,953	(14,049)
Ending balance of unrealized net gains (losses) on securities	109,131	(27,110)	109,131	(27,110)

Current period change in unrealized net gains (losses) on securities	24,719	(100,866)	(61,822)	(13,061)

Beginning balance of foreign currency translation adjustments	53,662	39,896	18,843	24,853
Ending balance of foreign currency translation adjustments	17,862	29,669	17,862	29,669

Current period change in foreign currency translation adjustments	(35,800)	(10,227)	(981)	4,816

Beginning balance of minimum pension liability	(1,225)	(1,222)	(1,225)	(1,222)
Ending balance of minimum pension liability	(1,225)	(1,222)	(1,225)	(1,222)

Current period change of minimum pension liability	—	—	—	—

Current period change in accumulated other comprehensive loss	(11,081)	(111,093)	(62,803)	(8,245)

Ending balance of accumulated other comprehensive income	$125,768	$1,337	$125,768	$1,337

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of comprehensive income (loss) for the nine and three months ended September 30, 2005 and 2004 are shown in the following table (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net (loss) income	$(17,670)	$136,027	$(96,941)	$18,021

Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities arising during the period	117,940	(104,736)	(12,564)	69,917
Reclassification adjustment for realized gains included in net (loss) income	(79,911)	(50,442)	(82,547)	(90,011)
Foreign currency translation adjustments	(55,077)	(15,734)	(1,509)	7,409

Other comprehensive loss, before tax	(17,048)	(170,912)	(96,620)	(12,685)

Tax (expense) benefit:
Unrealized net (gains) losses on securities arising during the period	(41,279)	36,657	4,397	(24,471)
Reclassification adjustment for realized gains included in net income	27,969	17,655	28,892	31,504
Foreign currency translation adjustments	19,277	5,507	528	(2,593)

Total tax benefit	5,967	59,819	33,817	4,440

Other comprehensive loss, net of tax	(11,081)	(111,093)	(62,803)	(8,245)

Comprehensive (loss) income	$(28,751)	$24,934	$(159,744)	$9,776

      Net (loss) income includes pre-tax realized losses on other than temporary write-down of investments for the nine and three months ended September 30, 2005 of $51.8 million and $15.2 million, respectively. The Company did not recognize any other than temporary write-down of investments for the nine and three months ended September 30, 2004.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings Per Share
      Net (loss) income per common share for the nine and three months ended September 30, 2005 and 2004 has been computed in the following table based upon weighted average common shares outstanding, and the amounts for the nine and three months ended September 30, 2004 include the effect of the Emerging Issues Task Force Issue 4-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” on a retroactive basis (in thousands, except share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net (loss) income available to stockholders — basic	$(17,670)	$136,027	$(96,941)	$18,021
Effect of 4.375% convertible senior debentures interest, net of tax	—	2,346	—	773

(Loss) income available to common stockholders — diluted	$(17,670)	$138,373	$(96,941)	$18,794

Weighted average common shares outstanding — basic	64,087,642	64,332,561	64,155,438	64,228,782

Effect of dilutive shares:
4.375% convertible senior debentures	—	5,169,175	—	5,169,175
Stock options	—	174,995	—	138,272
Restricted stock	—	641,434	—	649,924

Total effect of dilutive shares	—	5,986,604	—	5,957,371

Weighted average common shares outstanding — diluted	64,087,642	70,318,165	64,155,438	70,186,153

(Loss) earnings per common share:
Basic	$(0.28)	$2.11	$(1.51)	$0.28

Diluted	$(0.28)	$1.97	$(1.51)	$0.27

      The weighted average common shares outstanding used in calculating the Company’s diluted earnings per share for the nine and three months ended September 30, 2005 exclude the effect of dilutive shares because their inclusion would be anti-dilutive. The common shares attributable to the Company’s 4.375% convertible senior debentures were 4,715,432 and 4,077,898 for the nine and three months ended September 30, 2005, respectively. The total common shares attributable to the Company’s stock options and restricted stock were 512,602 and 535,292 for the nine and three months ended September 30, 2005, respectively.

5.	Stock Based Compensation
      In April 2002, the Company’s stockholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). Effective January 1, 2003, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123 “Accounting for Stock Based Compensation”, on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure” with respect to the 2002 Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net (loss) income for the nine and three months ended September 30, 2005

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2004 reflects stock-based compensation expense related to stock options granted in 2003 and subsequently. For stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net (loss) income and net (loss) income per common share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net (loss) income, as reported	$(17,670)	$136,027	$(96,941)	$18,021
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	263	267	89	100
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(517)	(511)	(172)	(170)

Pro forma net (loss) income	$(17,924)	$135,783	$(97,024)	$17,951

Net (loss) income per common share:
As reported:
Basic	$(0.28)	$2.11	$(1.51)	$0.28
Diluted	(0.28)	1.97	(1.51)	0.27
Pro forma:
Basic	$(0.28)	$2.11	$(1.51)	$0.28
Diluted	(0.28)	1.96	(1.51)	0.27
      In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment”, which is a revision of SFAS 123 and supersedes APB 25. The approach to account for share-based payments in SFAS 123R is similar to the approach described in SFAS 123. Nevertheless, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in financial statements based on their fair values. Pro forma disclosure of the impact of fair value of share based payments is no longer an alternative to financial statement recognition.
      On April 21, 2005, the Securities and Exchange Commission amended Rule 210.4-01(a) of Regulation S-X regarding the implementation date for SFAS 123R. This amendment modified the effective dates of SFAS 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt SFAS 123R effective January 1, 2006. The Company believes that the implementation of SFAS 123R will not have a significant impact on the Company’s results of operations or stockholders’ equity.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the nine and three months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Gross unpaid losses and loss adjustment expenses, beginning of period	$4,228,021	$3,400,277	$4,388,062	$3,684,731
Less ceded unpaid losses and loss adjustment expenses, beginning of period	1,092,082	1,058,623	1,061,073	1,069,798

Net unpaid losses and loss adjustment expenses, beginning of period	3,135,939	2,341,654	3,326,989	2,614,933

Losses and loss adjustment expenses incurred related to:
Current year	1,411,337	1,091,667	676,118	412,633
Prior years	106,885	128,269	35,805	59,985

Total losses and loss adjustment expenses incurred	1,518,222	1,219,936	711,923	472,618

Paid losses and loss adjustment expenses related to:
Current year	195,099	178,758	79,501	91,740
Prior years	686,937	551,353	205,804	155,662

Total paid losses and loss adjustment expenses	882,036	730,111	285,305	247,402

Effects of exchange rate changes	(17,188)	4,700	1,330	(3,970)

Net unpaid losses and loss adjustment expenses, end of period	3,754,937	2,836,179	3,754,937	2,836,179
Add ceded unpaid losses and loss adjustment expenses, end of period	1,177,766	1,080,462	1,177,766	1,080,462

Gross unpaid losses and loss adjustment expenses, end of period	$4,932,703	$3,916,641	$4,932,703	$3,916,641

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent upon many events that may occur in the future that are inherently uncertain. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. If loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. Management believes that the amounts recorded represent the best estimate of unpaid losses and loss adjustment expenses based on the information available at September 30, 2005. Estimates are reviewed on a quarterly basis and the estimate of ultimate liability may be revised such that it is more or less than the previous estimate. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company’s financial results.
      Losses and loss adjustment expenses incurred related to prior years were $106.9 million and $128.3 million for the nine months ended September 30, 2005 and 2004, respectively. This includes losses and loss adjustment expenses relating to prior years of $35.8 million and $60.0 million incurred for the three months ended September 30, 2005 and 2004, respectively. Revised loss estimates for 2004 catastrophe activity included in prior period losses and loss adjustment expenses for the nine and three months ended

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2005 were $16.2 million and $2.6 million, respectively. Catastrophe activity in 2004 includes the 2004 Florida Hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami. Prior year catastrophe losses accounted for $5.9 million of the development for the nine months ended September 30, 2004 and for a recovery of $2.6 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, the remaining increases of $90.7 million and $122.4 million, respectively, were predominantly attributable to U.S. casualty classes of business written in 2001 and prior. The remaining increases for the three months ended September 30, 2005 and 2004 of $33.2 million and $62.6 million, respectively, were also predominantly attributable to U.S. casualty classes of business written in 2001 and prior.
      Current year losses and loss adjustment expenses incurred, for both the nine months and three months ended September 30, 2005, include provisions of $244.3 million related to Hurricane Katrina occurring in August 2005 and $55.0 million related to Hurricane Rita occurring in September 2005.
      The Company uses tabular reserving for U.S. workers’ compensation indemnity reserves based on the Life Table for the Total Population: United States, 2002, and discounts such reserves using an interest rate of 3.5%. Losses and loss adjustment expense reserves reported at a discounted value were $95.5 million and $89.0 million as of September 30, 2005 and December 31, 2004, respectively. The amount of reserve discount (case and incurred but not reported) was $76.4 million and $76.7 million as of September 30, 2005 and December 31, 2004, respectively.

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to asbestos, environmental pollution and latent injury damage claims. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes case basis reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company’s asbestos and environmental claims unit. The provision for liabilities incurred but not reported is established based on various methods such as loss development, market share and frequency and severity.
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
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (a) continued growth in the number of claims filed due to a more aggressive plaintiffs’ bar; (b) increase in claims involving defendants formerly regarded as peripheral; (c) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (d) concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (e) the potential that states or the U.S. Congress may enact legislation regarding asbestos litigation reform.
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business predominantly written in years 1985 and prior. The Company’s asbestos and environmental reserve

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
development, gross and net of reinsurance, for the nine and three months ended September 30, 2005 and 2004, is set forth in the table below (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

ASBESTOS
Gross unpaid losses and loss adjustment expenses, beginning of period	$242,151	$215,662	$232,756	$229,298
Less ceded unpaid losses and loss adjustment expenses, beginning of period	191,422	186,178	182,027	199,814

Net unpaid losses and loss adjustment expenses, beginning of period	50,729	29,484	50,729	29,484
Net losses and loss adjustment expenses incurred	—	21,245	—	21,245
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	50,729	50,729	50,729	50,729
Add ceded unpaid losses and loss adjustment expenses, end of period	183,761	168,088	183,761	168,088

Gross unpaid losses and loss adjustment expenses, end of period	$234,490	$218,817	$234,490	$218,817

ENVIRONMENTAL
Gross unpaid losses and loss adjustment expenses, beginning of period	$29,898	$33,272	$34,372	$32,394
Less ceded unpaid losses and loss adjustment expenses, beginning of period	19,006	1,135	23,480	257

Net unpaid losses and loss adjustment expenses, beginning of period	10,892	32,137	10,892	32,137
Net losses and loss adjustment expenses incurred	—	(21,245)	—	(21,245)
Net paid losses and loss adjustment expenses	—	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	10,892	10,892	10,892	10,892
Add ceded unpaid losses and loss adjustment expenses, end of period	23,555	18,815	23,555	18,815

Gross unpaid losses and loss adjustment expenses, end of period	$34,447	$29,707	$34,447	$29,707

      The Company’s survival ratio for environmental and asbestos related liabilities as of September 30, 2005 is ten years, reflecting full utilization of remaining indemnifications. The Company’s underlying survival ratio for environmental related liabilities is six years and for asbestos related liabilities is 11 years. The survival ratio represents the environmental impairment and asbestos related illness reserves, net of reinsurance, on September 30, 2005, plus indemnifications, divided by the average paid environmental and asbestos claims, net of reinsurance, for the last three years. The Company expects to complete its regularly scheduled annual review of environmental and asbestos liabilities during the fourth quarter of 2005.
      Net losses and loss adjustment expenses for asbestos claims increased $21.2 million for the nine and three months ended September 30, 2004. Environmental net losses and loss adjustment expenses declined

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$21.2 million for the nine and three months ended September 30, 2004. This reflects favorable emergence for environmental claims in 2004 that was offset by higher asbestos claim activity during the period.

8.	Segment Reporting
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
      The financial results of these divisions for the nine and three months ended September 30, 2005 and 2004 are as follows (in thousands):

			London	U.S.
Nine Months Ended September 30, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$872,680	$418,439	$337,405	$391,707	$2,020,231
Net premiums written	823,123	396,615	293,494	274,324	1,787,556
Net premiums earned	$812,270	$394,917	$294,728	$233,222	$1,735,137

Losses and loss adjustment expenses	819,570	261,421	287,206	150,025	1,518,222
Acquisition costs and other underwriting expenses	240,895	104,697	63,429	47,985	457,006

Total underwriting deductions	1,060,465	366,118	350,635	198,010	1,975,228

Underwriting (loss) income	$(248,195)	$28,799	$(55,907)	$35,212	(240,091)

Net investment income					162,020
Net realized investment gains					96,151
Other expense, net					(19,612)
Interest expense					(21,992)
Loss on early extinguishment of debt					(3,738)

Loss before income taxes					$(27,262)

Underwriting ratios:
Losses and loss adjustment expenses	100.9%	66.2%	97.5%	64.3%	87.5%
Acquisition costs and other underwriting expenses	29.7	26.5	21.5	20.6	26.3

Combined ratio	130.6%	92.7%	119.0%	84.9%	113.8%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Nine Months Ended September 30, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$964,118	$420,192	$328,428	$282,953	$1,995,691
Net premiums written	918,684	403,225	287,309	165,315	1,774,533
Net premiums earned	$897,954	$363,757	$319,552	$135,119	$1,716,382

Losses and loss adjustment expenses	671,871	226,244	230,195	91,626	1,219,936
Acquisition costs and other underwriting expenses	284,741	92,682	77,193	24,973	479,589

Total underwriting deductions	956,612	318,926	307,388	116,599	1,699,525

Underwriting (loss) income	$(58,658)	$44,831	$12,164	$18,520	16,857

Net investment income					115,650
Net realized investment gains					100,110
Other expense, net					(7,804)
Interest expense					(19,205)

Income before income taxes					$205,608

Underwriting ratios:
Losses and loss adjustment expenses	74.8%	62.2%	72.0%	67.8%	71.1%
Acquisition costs and other underwriting expenses	31.7	25.5	24.2	18.5	27.9

Combined ratio	106.5%	87.7%	96.2%	86.3%	99.0%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three Months Ended September 30, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$315,426	$135,648	$142,594	$143,095	$736,763
Net premiums written	286,885	126,222	119,182	101,969	634,258
Net premiums earned	$263,770	$123,716	$117,177	$88,464	$593,127

Losses and loss adjustment expenses	398,437	79,529	175,931	58,026	711,923
Acquisition costs and other underwriting expenses	77,644	32,663	19,434	18,304	148,045

Total underwriting deductions	476,081	112,192	195,365	76,330	859,968

Underwriting (loss) income	$(212,311)	$11,524	$(78,188)	$12,134	(266,841)

Net investment income					46,858
Net realized investment gains					88,208
Other expense, net					(5,347)
Interest expense					(8,075)
Loss on early extinguishment of debt					(1,678)

Loss before income taxes					$(146,875)

Underwriting ratios:
Losses and loss adjustment expenses	151.1%	64.3%	150.1%	65.6%	120.0%
Acquisition costs and other underwriting expenses	29.4	26.4	16.6	20.7	25.0

Combined ratio	180.5%	90.7%	166.7%	86.3%	145.0%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three Months Ended September 30, 2004	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$345,239	$151,776	$140,827	$116,390	$754,232
Net premiums written	326,454	147,523	125,929	71,377	671,283
Net premiums earned	$290,277	$131,935	$116,374	$51,421	$590,007

Losses and loss adjustment expenses	266,151	77,953	96,006	32,508	472,618
Acquisition costs and other underwriting expenses	91,349	31,786	25,778	9,307	158,220

Total underwriting deductions	357,500	109,739	121,784	41,815	630,838

Underwriting (loss) income	$(67,223)	$22,196	$(5,410)	$9,606	(40,831)

Net investment income					45,083
Net realized investment gains					32,854
Other expense, net					(2,848)
Interest expense					(6,406)

Income before income taxes					$27,852

Underwriting ratios:
Losses and loss adjustment expenses	91.7%	59.1%	82.5%	63.2%	80.1%
Acquisition costs and other underwriting expenses	31.5	24.1	22.2	18.1	26.8

Combined ratio	123.2%	83.2%	104.7%	81.3%	106.9%

      The Company does not maintain separate balance sheet data for each of its operating divisions. Accordingly, the Company does not review and evaluate the financial results of its operating divisions based upon balance sheet data.

9.	Debt Obligations
      The components of debt obligations are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2005	2004

7.65% Senior Notes	$224,648	$224,616
4.375% Convertible Senior Debentures	80,020	109,900
7.49% Senior Notes	40,928	41,524
6.875% Senior Notes	124,227	—

Total debt obligations	$469,823	$376,040

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65% per annum, which is due semi-annually on May 1st and November 1st.
      In June 2002, the Company issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt has been redeemable at the Company’s option since June 22, 2005. Each holder of Convertible Debt may, at its option, require the Company to repurchase all or a portion of its Convertible Debt on June 22, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of the Company’s common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of September 30, 2005 such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, the Company may choose to deliver, in lieu of the Company’s common stock, cash or a combination of cash and common stock. For the nine and three months ended September 30, 2005, the Company repurchased $29.9 million and $11.6 million, respectively, principal value of its Convertible Debt for $33.6 million and $13.3 million, respectively, representing a premium of $3.7 million and $1.7 million, respectively.
      In December 2001, the Company issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed rate of 7.49% per annum, which is due semi-annually on May 31st and November 30th. The 7.49% senior notes are redeemable at a premium, prior to maturity, at the Company’s option. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the 7.49% senior notes. Immediately following the issuance of the 7.49% senior notes, the Company entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable rate of interest. In May 2003, the Company settled the interest rate swap for a pre-tax gain of $6.4 million. The gain has been capitalized and is being amortized over the remaining life of the 7.49% senior notes. In conjunction with the prepayment of the 7.49% senior notes, a portion of the capitalized gain was immediately realized. As of September 30, 2005, the aggregate principal amount of the 7.49% senior notes outstanding was $40.0 million and the remaining capitalized gain was $0.9 million. Pursuant to the terms of the Company’s 7.49% senior notes, the Company is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of September 30, 2005, the Company was in compliance with all covenants.
      Aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2006	$40,000
2013	225,000
2015	125,000
2022	80,020

Total	$470,020

      On September 23, 2005, the Company entered into a credit agreement that provides for a three year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit to support reinsurance liabilities. As of September 30, 2005, there was $73.6 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option,

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans will bear interest at the “London Interbank Offer Rate” (“LIBOR”), which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility replaced the Company’s $90.0 million facility which was to mature on September 27, 2005.

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
      The net periodic cost for each of the benefit plans for the nine and three months ended September 30, 2005 and 2004 is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Qualified Plan:
Service cost	$2,507	$1,658	$836	$553
Interest cost	1,770	1,579	590	526
Return on assets	(1,715)	(1,234)	(571)	(412)
Recognized net actuarial loss	35	—	12	—
Net amortization and deferral	41	7	14	2

Net periodic cost	$2,638	$2,010	$881	$669

Excess Plans:
Service cost	$517	$408	$172	$136
Interest cost	601	523	201	174
Recognized net actuarial loss	248	135	83	45
Recognized prior service cost	(28)	(28)	(9)	(9)
Other	52	52	18	18

Net periodic cost	$1,390	$1,090	$465	$364

Postretirement Plan:
Service cost	$846	$796	$282	$265
Interest cost	363	335	121	111
Curtailment credit	—	(437)	—	(146)
Other	(78)	(47)	(26)	(15)

Net periodic cost	$1,131	$647	$377	$215

      For the nine and three months ended September 30, 2005, $3.2 million and $1.2 million, respectively, of contributions have been made by Odyssey America to the Qualified Plan. For the nine and three months

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended September 30, 2004, $7.4 million and $2.5 million, respectively, of contributions have been made by Odyssey America to the Qualified Plan.

11.	Contingencies
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any losses, pursuant to the terms of the endorsements. The total amount of potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ case outstanding loss reserves. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement.
      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The Odyssey America guarantee was entered into as part of the redeployment of CTR’s business to Odyssey America, and was terminated effective December 31, 2001. Under Fairfax’s ownership, CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax which have the responsibility for the run-off of its liabilities. Fairfax has agreed to indemnify Odyssey America for all its obligations under its guarantee. The Company does not expect to make any payments under this guarantee.
      In support of the Company’s operations at Lloyd’s, conducted through its subsidiary, UK Holdings, Odyssey America has established a deposit trust account in favor of the Society and Council of Lloyd’s. As of September 30, 2005, Odyssey America had pledged U.S. Treasury Notes with a fair value of $129.7 million and had placed cash, denominated in Pounds Sterling, and U.S. Treasury Notes with a fair value of $157.4 million in a deposit trust account in London. The U.S. Treasury Notes and deposit trust account effectively secure the future contingent obligations of UK Holdings should its Lloyd’s underwriting syndicate not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the U.S. Treasury Notes and the assets in the deposit trust account.
      Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax, in the event Falcon becomes insolvent. Odyssey America’s potential exposure in connection with this agreement is estimated to be $35.3 million, based on Falcon’s loss reserves at September 30, 2005. Falcon’s stockholders’ equity on a U.S. GAAP basis is estimated to be $37.1 million as of September 30, 2005. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. Falcon has agreed to pay Odyssey America one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For the nine months ended September 30, 2005 and the year ended December 31, 2004, Falcon paid $0.4 million and $0.6 million, respectively, to Odyssey America in connection with this agreement. Odyssey America anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. In connection with the guarantee, Falcon has granted Odyssey America the option (the “Option”) to assume a ten percent quota share reinsurance participation for a period of up to three years of all of Falcon’s liabilities under the Subject Contracts entered into by Falcon on or after the date of the exercise of the Option by Odyssey America. If the Option is exercised, the one percent fee will be cancelled during the term of the quota share reinsurance agreement. As of September 30, 2005, the Option has not been exercised by Odyssey America and will terminate on December 31, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Odyssey America provided quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002 on a book of automobile residual value business. In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Residual Value Quota Share Reinsurance Agreements (the “Treaties”). In May 2003, Gulf initiated litigation against two other reinsurers that participated with Odyssey America on the Treaties, demanding payment relating to the Settlement. In July 2003, Gulf added Odyssey America to its complaint against the other reinsurers. Odyssey America and the other reinsurers answered the complaint. Discovery has commenced and is expected to be completed in the second quarter of 2006. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. Odyssey America intends to vigorously assert its claims and defend itself against any claims asserted by Gulf. It is presently anticipated that the case will go to trial during the third quarter of 2006. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). London Life has alleged that Odyssey America has improperly administered the Agreements. The arbitration hearing commenced in November 2005. A decision is expected as early as the fourth quarter of 2005. Odyssey America finds London Life’s claims to be without merit and is vigorously defending the arbitration. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      During the second quarter of 2004, Odyssey America pledged and placed on deposit at Lloyd’s the equivalent of £110 million of U.S. Treasury Notes (“the pledged assets”) on behalf of Advent Capital (Holdings) PLC (“Advent”) whereby the funds are used to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 15.0% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 Funding Agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities. In consideration of Odyssey America making the deposit, nSpire Re agreed to pay Odyssey America a fee equal to 2% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America will receive any investment income thereon. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time.
      Odyssey America organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in Asia. On January 29, 2004, ORE was capitalized by Odyssey America in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the investment by ORE of $16.6 million to purchase 45% of the issued and outstanding shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties and other investments. In conjunction with this investment, Odyssey America agreed to provide a guarantee of a credit facility to be established by

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CEPL in an amount up to $65 million. As of September 30, 2005, the credit facility has not been established and no guarantee has been provided.
      The Company and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of the Company’s business operations; in management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to the financial condition or results of operations of the Company.

12.	Subsequent Events
      On October 12, 2005, the Company completed the sale of 4,100,000 shares of common stock at a price of $24.96 per share. Fairfax purchased 3,100,000 shares in the offering. Following the offering, Fairfax owns 55.5 million shares, representing 80.1% of the Company’s outstanding common shares. Proceeds to the Company, net of underwriting discounts and commissions, were $102.1 million.
      On October 20, 2005, the Company completed the sale of 2,000,000 shares of 8.125% series A perpetual preferred stock, with a liquidation preference of $25.00 per share, and 2,000,000 shares of floating rate series B perpetual preferred stock, with a liquidation preference of $25.00 per share. The aggregate net proceeds to the Company from the preferred share offerings were $97.5 million.

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
      Through our operating subsidiaries, we are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. Treaty reinsurance involves the reinsurance of a specific line or class of business for an insurance company pursuant to an agreement or treaty. Facultative reinsurance involves the reinsurance of a specific policy as opposed to a line or class of business. We also write specialty insurance in the U.S.
      Our gross premiums written for the nine months ended September 30, 2005 were $2,020.2 million, an increase of $24.5 million, or 1.2%, compared to gross premiums written for the nine months ended September 30, 2004 of $1,995.7 million. Our business outside of the United States accounted for 45.1% of our gross premiums written for the nine months ended September 30, 2005, compared to 46.4% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, our net premiums written were $1,787.6 million and $1,774.5 million, respectively. For the nine months ended September 30, 2005, we had a net loss of $17.7 million and for the nine months ended September 30, 2004, we had net income of $136.0 million. As of September 30, 2005, we had total assets of $8.4 billion and total stockholders’ equity of $1.6 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include income from investments. Underwriting profitability is subject to significant fluctuations due to competition, catastrophic events, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 113.8% and 145.0% for the nine and three months ended September 30, 2005, respectively, as compared to 99.0% and 106.9% for the nine and three months ended September 30, 2004, respectively.
      Our statements of operations for the nine and three months ended September 30, 2005 include an underwriting loss of $275.0 million from Hurricanes Katrina and Rita which occurred in the third quarter of 2005. The underwriting loss from Hurricanes Katrina and Rita is comprised of losses and loss adjustment expenses of $299.3 million, which is after reinsurance recoverables of $134.7 million, reduced by $24.3 million in net reinstatement premiums. The loss estimate represents our best estimate based on the most recent information available. We used various approaches in estimating its loss, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, such estimates may be revised, potentially resulting in adverse effects to our financial results. The extraordinary nature of these losses, including potential legal and regulatory implications, creates substantial uncertainty and complexity in estimating these losses. Considerable time may elapse before the adequacy of our estimates can be determined.
      Our statements of operations for the nine and three months ended September 30, 2004 include an underwriting loss of $86.3 million from Hurricanes Charley, Frances, Ivan and Jeanne which occurred in the third quarter of 2004 (“2004 Florida Hurricanes”). The underwriting loss from the 2004 Florida Hurricanes is comprised of losses and loss adjustment expenses of $94.1 million, which is after reinsurance recoverables of $29.9 million, reduced by $7.8 million in net reinstatement premiums. As a result of the uncertainty in estimating losses from the 2004 Florida Hurricanes, we incurred an additional underwriting loss of $14.0 million on the 2004 Florida Hurricanes, net of applicable reinstatement premiums, for the nine months ended September 30, 2005.
      We operate our business through four divisions: the Americas, EuroAsia, London Market and U.S. Insurance.
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
      Consistent with our significant accounting policies, for our reinsurance business we utilize estimates in establishing premiums written, the corresponding acquisition expenses and unearned premium reserves. These estimates are required to reflect differences in the timing of the receipt of accounts from the ceding company and the actual due dates of the accounts at the close of each accounting period.
      The following table displays, by division, the estimates included in the nine and three months ended September 30, 2005 and 2004 financial statements related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions). These estimates reflect movements related to accounts recorded during the quarter and updates to in force business at the end of each accounting period, including any changes to the underlying contract terms which occurred during the period.

	2005				2004

	As of	As of	Change	Change	As of	As of	Change	Change
	Sept 30,	June 30,	Year to	Third	Sept 30,	June 30,	Year to	Third
Division	2005	2005	Date	Quarter	2004	2004	Date	Quarter

	Gross Premiums Written

Americas	$272.9	$249.9	$3.1	$23.0	$273.8	$262.7	$3.1	$11.1
EuroAsia	113.8	134.4	(1.8)	(20.6)	99.8	107.9	23.8	(8.1)
London Market	71.6	45.0	10.4	26.6	46.8	36.7	(8.8)	10.1

Total	$458.3	$429.3	$11.7	$29.0	$420.4	$407.3	$18.1	$13.1

	2005				2004

	As of	As of	Change	Change	As of	As of	Change	Change
	Sept 30,	June 30,	Year to	Third	Sept 30,	June 30,	Year to	Third
Division	2005	2005	Date	Quarter	2004	2004	Date	Quarter

	Acquisition Costs

Americas	$57.1	$59.4	$(11.1)	$(2.3)	$69.3	$68.1	$(27.0)	$1.2
EuroAsia	38.8	41.7	4.3	(2.9)	32.6	34.1	9.0	(1.5)
London Market	6.2	5.9	(2.7)	0.3	3.9	4.7	(9.0)	(0.8)

Total	$102.1	$107.0	$(9.5)	$(4.9)	$105.8	$106.9	$(27.0)	$(1.1)

	Premiums Receivable

Americas	$215.8	$190.5	$27.9	$25.3	$204.6	$195.4	$10.2	$9.2
EuroAsia	75.1	92.7	(5.9)	(17.6)	67.1	73.7	14.7	(6.6)
London Market	66.4	40.1	14.0	26.3	42.9	31.9	(2.7)	11.0

Total	$357.3	$323.3	$36.0	$34.0	$314.6	$301.0	$22.2	$13.6

	Unearned Premium Reserve

Americas	$175.9	$172.2	$13.2	$3.7	$172.8	$161.5	$5.2	$11.3
EuroAsia	79.5	92.1	(17.8)	(12.6)	72.7	74.5	17.0	(1.8)
London Market	20.0	21.7	6.4	(1.7)	7.1	8.8	(11.8)	(1.7)

Total	$275.4	$286.0	$1.8	$(10.6)	$252.6	$244.8	$10.4	$7.8

      Premium estimates, the corresponding acquisition costs, premiums receivable and unearned premium reserves are established on a contract level for significant accounts due but not reported by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts reported by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period. Subsequent adjustments based on actual results are recorded in the period in which they become known. The estimated premiums receivable balances are considered fully collectible. The estimates primarily represent the most current two underwriting years of account for which all corresponding reported accounts have been settled within contract terms. The estimates are considered “critical accounting estimates” because changes in these estimates can materially affect net income.
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
      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events occurring in the future that are inherently uncertain. The eventual outcome of these events may be different from the assumptions underlying our reserve estimates. If loss trends diverge from expected trends, we may have to adjust our reserves accordingly. Management believes that the amounts recorded represent the best estimate of unpaid losses and loss adjustment expenses based on the information available at September 30,

2005. Estimates are reviewed on a quarterly basis and the estimate of ultimate liability may be revised such that it is more or less than the previous estimate. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company’s financial results.
      The following table summarizes the reserves for reported and incurred but not reported (“IBNR”) unpaid losses and loss adjustment expenses as of September 30, 2005 (in millions):

			London	U.S.
	Americas	EuroAsia	Market	Insurance	Total

Gross case reserves	$1,709.0	$258.0	$274.4	$120.7	$2,362.1
Gross IBNR	1,274.0	208.3	738.2	350.1	2,570.6

Total gross reserves for unpaid losses and loss adjustment expenses	2,983.0	466.3	1,012.6	470.8	4,932.7

Ceded case reserves	546.1	10.7	66.7	51.5	675.0
Ceded IBNR	202.8	4.6	173.9	121.5	502.8

Total ceded reserves for unpaid losses and loss adjustment expenses	748.9	15.3	240.6	173.0	1,177.8

Net case reserves	1,162.9	247.3	207.7	69.2	1,687.1
Net IBNR	1,071.2	203.7	564.3	228.6	2,067.8

Total net reserves for unpaid losses and loss adjustment expenses	$2,234.1	$451.0	$772.0	$297.8	$3,754.9

      Included in the estimate of ultimate losses and loss expense liabilities is our exposure to asbestos and environmental claims, which are considered to have a long reporting tail. Our reserve for gross unpaid losses and loss adjustment expenses for asbestos claims as of September 30, 2005 was $234.5 million. Our provision for gross unpaid losses and loss adjustment expenses for environmental claims as of September 30, 2005 was $34.4 million. Net of reinsurance and indemnifications, unpaid losses and loss adjustment expenses for asbestos and environmental claims were $50.7 million and $10.9 million, respectively, as of September 30, 2005. We expect to complete our regularly scheduled annual review of environmental and asbestos liabilities during the fourth quarter of 2005.
      Acquisition costs consist principally of commission and brokerage expenses incurred on business written under reinsurance contracts or certificates and insurance policies. These costs are deferred and amortized over the period in which the related premiums are earned. Commission adjustments with ceding companies are accrued in some cases based on the underwriting profitability of the business produced. Deferred acquisition costs are limited to their estimated realizable value, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the contracts or certificates, all based on our historical experience. The methods of making such estimates and establishing the deferred costs are continually reviewed by the Company, and any adjustments are made in the accounting period in which an adjustment is considered necessary.
      Other underwriting expenses consist of the cost of operations and include compensation, rent, and all other general and administrative expenses attributable to our underwriting activity.

Results of Operations
     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      Gross Premiums Written. Gross premiums written for the three months ended September 30, 2005 decreased by $17.4 million, or 2.3%, to $736.8 million from $754.2 million for the three months ended September 30, 2004, as reflected in the following table (in thousands):

	Three Months Ended
	September 30,
			$	%
Division	2005	2004	Change	Change

Americas	$315,426	$345,239	$(29,813)	(8.6)%
EuroAsia	135,648	151,776	(16,128)	(10.6)
London Market	142,594	140,827	1,767	1.3
U.S. Insurance	143,095	116,390	26,705	22.9

Total gross premiums written	$736,763	$754,232	$(17,469)	(2.3)%

      Total reinsurance gross premiums written for the three months ended September 30, 2005 were $529.3 million compared to $550.6 million for the three months ended September 30, 2004, a decrease of 3.9%. Total insurance gross premiums written for the three months ended September 30, 2005, which includes our U.S. Insurance division and business written in our Lloyd’s syndicate which is part of our London Market division, were $207.5 million, compared to $203.6 million for the three months ended September 30, 2004, a 1.9% increase.
      Gross premiums written includes reinstatement premiums received from our cedants of $54.0 million and $9.1 million for the three months ended September 30, 2005 and 2004, respectively. Reinstatement premiums, in accordance with the contractual terms of the applicable treaties, compensate us for reinstating the loss limits under property catastrophe excess of loss reinsurance treaties following a loss event. Excluding reinstatement premiums in each period, gross premiums written decreased by $62.3 million, or 8.4%, to $682.8 million for the three months ended September 30, 2005 from $745.1 million for the three months ended September 30, 2004.
      The Americas division accounted for $315.4 million, or 42.8% of our gross premiums written, for the three months ended September 30, 2005, a decrease of $29.8 million, or 8.6%, compared to $345.2 million, or 45.8% of our gross premiums written, for the three months ended September 30, 2004. The decline in premiums reflects more competitive conditions across the market, where we are experiencing lower prices in certain classes of business or choosing to non-renew business that does not meet our underwriting criteria, combined with ceding companies choosing to retain more of their business. The decrease in gross premiums written was partially offset by reinstatement premiums of $23.5 million and $5.3 million for the three months ended September 30, 2005 and 2004, respectively, related to our catastrophe business. Excluding reinstatement premiums in each period, our gross premiums written for the Americas division would have been $291.9 million and $340.0 million for the three months ended September 30, 2005 and 2004, respectively, representing a decrease of 14.1%. Within the Americas division, gross premiums written by the United States unit for the three months ended September 30, 2005 were $254.3 million, a decrease of $3.2 million, or 1.2%, compared to $257.5 million for the three months ended September 30, 2004. The decrease in the United States unit is primarily attributable to the non-renewal of a large casualty quota share treaty reflecting a $25.5 million decrease in gross premium volume and decreases in specialty casualty business of $14.8 million, offset by increases of $37.3 million in property business. The increase in the property business includes a $17.7 million increase in reinstatement premiums resulting from recent catastrophe events, coupled with new business. Gross premiums written by the Latin America unit for the three months ended September 30, 2005 were $46.9 million, a decrease of $28.3 million, or 37.6%, compared to $75.2 million for the three months ended September 30, 2004. The decrease principally relates to a $23.5 million reduction in facultative business due to the non-renewal of a large facultative contract. Latin America includes reinstatement premiums of $1.6 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. The

Canadian unit had gross premiums written of $13.9 million for the three months ended September 30, 2005, an increase of $1.7 million, or 13.9%, compared to $12.2 million for the three months ended September 30, 2004.
      For the three months ended September 30, 2005, the EuroAsia division had gross premiums written of $135.7 million, or 18.4% of our gross premiums written, a decrease of $16.1 million, or 10.6%, compared to $151.8 million, or 20.1% of our gross premiums written, for the three months ended September 30, 2004. Gross premiums written for the three months ended September 30, 2004 included $4.8 million related to the consolidation of a company which wrote business in Singapore which we no longer consolidate, starting in the fourth quarter of 2004. Excluding this amount, gross premiums written for the three months ended September 30, 2005 decreased $11.3 million or 7.7% compared to the three months ended September 30, 2004. The decrease is attributable to lower volume across a variety of classes of business across several international markets.
      The London Market division generated $142.6 million, or 19.4% of our gross premiums written, for the three months ended September 30, 2005, an increase of $1.8 million, or 1.3%, compared to $140.8 million, or 18.7% of our gross premiums written, for the three months ended September 30, 2004. This includes reinstatement premiums of $30.1 million and $3.9 million for the three months ended September 30, 2005 and 2004, respectively. Excluding reinstatement premiums in each period, our gross premiums written for the London Market division would have been $112.5 million and $136.9 million for the three months ended September 30, 2005 and 2004, respectively, representing a decrease of 17.8%. Gross premiums written by the London branch for the three months ended September 30, 2005 were $78.2 million, an increase of $19.8 million, or 33.9%, compared to $58.4 million for the three months ended September 30, 2004. The increase primarily reflects reinstatement premiums noted above. Our Lloyd’s syndicate, which mainly writes professional liability insurance business, had gross premiums written of $64.4 million for the three months ended September 30, 2005, a decrease of $18.0 million, or 21.8%, compared to $82.4 million for the three months ended September 30, 2004. The decline in premiums, in each case, generally reflects more competitive conditions in the market, where we are experiencing lower prices in certain classes of business or choosing to non-renew business that does not meet our underwriting criteria.
      The U.S. Insurance division accounted for $143.1 million, or 19.4% of our gross premiums written, for the three months ended September 30, 2005, an increase of $26.7 million, or 22.9%, compared to $116.4 million, or 15.4% of our gross premiums written, for the three months ended September 30, 2004. For the three months ended September 30, 2005, specialty business distributed primarily through program administrators accounted for gross premiums written of $95.9 million, an increase of $19.9 million, or 26.2%, compared to $76.0 million for the three months ended September 30, 2004. Non standard private passenger automobile and selected liability business primarily contributed to the increase. In addition, physicians and hospital professional liability business accounted for $47.2 million of gross premiums written for the three months ended September 30, 2005, an increase of $6.8 million, or 16.8%, compared to $40.4 million for the three months ended September 30, 2004. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division under terms which are consistent with those accepted by third party reinsurers. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the three months ended September 30, 2005 increased by $23.6 million, or 19.8% over the third quarter of 2004.
      Ceded Premiums Written. Ceded premiums written for the three months ended September 30, 2005 increased by $19.6 million, or 23.6%, to $102.5 million, or 13.9% of gross premiums written, from $82.9 million, or 11.0% of gross premiums written, for the three months ended September 30, 2004. The increase in premiums ceded was primarily attributable to the recognition of reinstatement premiums of $29.1 million principally associated with Hurricanes Katrina and Rita during the three months ended September 30, 2005 compared to $1.3 million of ceded reinstatement premiums for the three months ended September 30, 2004. Excluding reinstatement premiums, ceded premiums written for the three months ended September 30, 2005 decreased 10.0% to $73.4 million (10.8% of gross premiums written) from $81.6 million (11.0% of gross premiums written) for the three months ended September 30, 2004. The decrease principally relates to the 8.4% decrease in gross premiums written, excluding reinstatement premiums, combined with lower reinsurance cessions in the U.S. Insurance division.

      Net Premiums Written. Net premiums written for the three months ended September 30, 2005 decreased by $37.0 million, or 5.5%, to $634.3 million, from $671.3 million for the three months ended September 30, 2004. Net premiums written represents gross premiums written less ceded premiums written. The percentage decrease in net premiums written is modestly higher than the percentage decrease in gross premiums written as a result of the increase in ceded premiums written, as discussed above. Included in the net premiums written is $24.9 million and $7.8 million for the three months ended September 30, 2005 and 2004, respectively, of reinstatement premiums related to our catastrophe business. Excluding reinstatement premiums, net premiums written decreased by $54.1 million or 8.2% to $609.4 million for the three months ended September 30, 2005 from $663.5 million for the three months ended September 30, 2004, consistent with the 8.4% decrease in gross premiums written, excluding reinstatement premiums.
      Net Premiums Earned. Net premiums earned for the three months ended September 30, 2005 increased by $3.1 million, or 0.5% to $593.1 million from $590.0 million. The increase in the U.S. Insurance division of $37.1 million, or 72.0% and London Market of $0.8 million, or 0.7% are offset by decreases in the Americas of $26.5 million, or 9.1% and EuroAsia of $8.2 million, or 6.2%. Included in the net premiums earned is $24.9 million and $7.8 million for the three months ended September 30, 2005 and 2004, respectively, of reinstatement premiums related to catastrophes. Excluding these reinstatement premiums, net premiums earned decreased by $14.0 million or 2.4% to $568.2 million for the three months ended September 30, 2005 from $582.2 million for the three months ended September 30, 2004.
      Net Investment Income. Net investment income for the three months ended September 30, 2005 increased by $1.8 million, or 4.0%, to $46.9 million, from $45.1 million for the three months ended September 30, 2004. Net investment income is comprised of gross investment income of $54.6 million less investment expenses of $7.7 million for the three months ended September 30, 2005, compared to gross investment income of $56.2 million less investment expenses of $11.1 million for the three months ended September 30, 2004. The $1.6 million decrease in gross investment income is primarily attributable to an increase in interest on cash and short-term investments of $7.0 million, offset by a decrease in income on equity securities of $5.5 million and a $3.5 million decrease in fixed income securities. The decrease in income on equity securities primarily reflects a $9.2 million reduction in income on our equity pick up from Advent reflecting our portion of losses attributable to Hurricanes Katrina and Rita. Excluding the $9.2 million loss from Advent relating to Hurricanes Katrina and Rita, net investment income for the three months ended September 30, 2005 increased by $11.0 million, or 24.4% over the comparable period in 2004. Net investment income from equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia of $1.2 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively. Excluding realized gains attributable to our equity investment in HWIC Asia, net investment income for the three months ended September 30, 2005 increased by $0.7 million, or 1.6%, to $45.6 million from $44.9 million for the three months ended September 30, 2004. The total effective annualized yield on our average invested assets, excluding realized gains attributable to our equity investment in HWIC Asia, net of expenses but before the impact of interest expense from funds held balances, was 3.7% and 4.2% for the three months ended September 30, 2005 and 2004, respectively. Interest on funds held, which is principally associated with our aggregate excess of loss cover, and is included in investment expenses, increased to $6.3 million for the three months ended September 30, 2005 from $5.6 million for the three months ended September 30, 2004.
      Net Realized Investment Gains. Net realized investment gains for the three months ended September 30, 2005 increased by $55.3 million to $88.2 million from $32.9 million for the three months ended September 30, 2004. This includes realized investment gains for the three months ended September 30, 2005 of $93.4 million related to the sale of Zenith securities. The increase in net realized investment gains is principally comprised of increases in net gains related to fixed income securities of $40.3 million and equity securities of $58.4 million, offset by net decreases to other invested assets of $10.9 million, short-term investments and cash equivalents of $5.7 million and derivative and short sale investments of $26.9 million, which includes an increase related to net mark to market investment losses on derivative securities of $26.4 million. During the three months ended September 30, 2005, net realized investment gains reflects other than temporary impairment losses of $15.2 million. There were no other than temporary impairment losses in the third quarter of 2004.
      Our investment strategy is to apply a value-oriented approach using a total return investment philosophy, which results in the periodic recognition of realized capital gains, which can fluctuate significantly from period to period.
      Losses and Loss Adjustment Expenses. Incurred losses and loss adjustment expenses increased 50.6% to $711.9 million for the three months ended September 30, 2005, from $472.6 million for the three months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was principally due to losses of $342.3 million related to catastrophe events of which $299.3 million is attributable to Hurricanes Katrina and Rita, with the remainder principally related to other events occurring in the quarter including Hurricanes Emily and Dennis and floods in India and Europe. Losses and loss adjustment expenses in the 2005 period include $33.2 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and $2.6 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events. For the three months ended September 30, 2004, losses and loss adjustment expenses reflect $108.3 million for property catastrophe events, including $94.1 million related to the 2004 Florida Hurricanes. Losses and loss adjustment expenses in the 2004 period include $62.6 million attributable to 2003 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and a benefit of $2.6 million, which is reflected in total catastrophe losses discussed above, for catastrophe events occurring prior to 2004. As a result of our reinsurance protection, there were no net adjustments related to asbestos and environmental loss reserves for the three months ended September 30, 2005 and 2004. This resulted in a losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 120.0% for the three months ended September 30, 2005, compared to 80.1% for the three months ended September 30, 2004. The following table reflects the losses and loss adjustment expenses, expressed as a percentage of net premiums earned, for the three months ended September 30, 2005 and 2004 for each of our divisions:

	Three Months Ended
	September 30,		Percentage
			Point
Division	2005	2004	Change

Americas	151.1%	91.7%	59.4
EuroAsia	64.3	59.1	5.2
London Market	150.1	82.5	67.6
U.S. Insurance	65.6	63.2	2.4

Total loss and loss adjustment expense ratio	120.0%	80.1%	39.9
      The aggregate underwriting loss from Hurricanes Katrina and Rita is $275.0 million for the three months ending September 30, 2005, representing 46.4 points of our combined ratio. This is comprised of losses and loss adjustment expenses of $299.3 million, which is after reinsurance recoverables of $134.7 million, reduced by $24.3 million in net reinstatement premiums.
      The aggregate underwriting loss for the three months ended September 30, 2004 from the 2004 Florida Hurricanes was $86.3 million, representing 14.6 points of our combined ratio for the 2004 period. This is comprised of losses and loss adjustment expenses of $94.1 million, which is after reinsurance recoverables of $29.9 million, reduced by $7.8 million in net reinstatement premiums.
      For the Americas division, incurred losses and loss adjustment expenses increased 49.7% to $398.4 million for the three months ended September 30, 2005, from $266.2 million for the three months ended September 30, 2004. This resulted in a loss and loss adjustment expense ratio of 151.1% for the three months ended September 30, 2005, compared to 91.7% for the three months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was principally due to losses of $207.0 million related to catastrophe events, of which $182.7 million is attributable to Hurricanes Katrina and Rita, with the remainder principally related to other catastrophe events occurring in the quarter including Hurricanes Emily and

Dennis. Losses and loss adjustment expenses in the 2005 period include $44.8 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and $2.3 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events. For the three months ended September 30, 2004, losses and loss adjustment expenses reflect $77.1 million for property catastrophe losses including the 2004 Florida Hurricanes. Losses and loss adjustment expenses in the 2004 period include $54.2 million attributable to 2003 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and a benefit of $2.8 million, which is reflected in total catastrophe losses discussed above, for catastrophe events occurring prior to 2004.
      For the EuroAsia division, incurred losses and loss adjustment expenses increased 1.9% to $79.5 million for the three months ended September 30, 2005, from $78.0 million for the three months ended September 30, 2004. This resulted in a loss and loss adjustment expense ratio of 64.3% for the three months ended September 30, 2005, compared to 59.1% for the three months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to losses of $18.1 million related to catastrophe events including the floods in India and Europe. Losses and loss adjustment expenses in the 2005 period include a benefit $3.7 million attributable to 2004 and prior years, principally related to miscellaneous specialty business, and a benefit of $0.9 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events. For the three months ended September 30, 2004, losses and loss adjustment expenses reflect $7.6 million for property catastrophe losses, including Typhoon Songda. For the 2004 period, losses and loss adjustment expenses related to 2003 and prior were $2.7 million, principally related to facultative exposures underwritten in 2002.
      For the London Market division, incurred losses and loss adjustment expenses increased 83.2% to $175.9 million for the three months ended September 30, 2005, from $96.0 million for the three months ended September 30, 2004. This resulted in a loss and loss adjustment expense ratio of 150.1% for the three months ended September 30, 2005, compared to 82.5% for three months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to losses of $116.3 million related to catastrophe events, of which $115.5 million is attributable to Hurricanes Katrina and Rita. Losses and loss adjustment expenses in the 2005 period include a benefit of $7.0 million attributable to 2004 and prior years, principally related to satellite and non-catastrophe property exposures, and $1.1 million, which are reflected in total catastrophe losses discussed above, for prior year catastrophe events. For the three months ended September 30, 2004, losses and loss adjustment expenses include $23.6 million for property catastrophe events, including the 2004 Florida Hurricanes. For the 2004 period, losses and loss adjustment expenses related to 2003 and prior were $5.8 million, principally related to casualty exposures in our Lloyd’s syndicate.
      For the U.S. Insurance division, incurred losses and loss adjustment expenses increased 78.5% to $58.0 million for the three months ended September 30, 2005 from $32.5 million for the three months ended September 30, 2004. This resulted in a loss and loss adjustment expense ratio of 65.6% for the three months ended September 30, 2005, compared to 63.2% for the three months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the 72.0% increase in net premiums earned and losses of $1.0 million related to Hurricane Katrina.
      Acquisition Costs. Acquisition costs for the three months ended September 30, 2005 were $111.4 million, compared to $127.9 million for the three months ended September 30, 2004. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 18.8% (19.6% excluding reinstatement premiums from net premiums earned) for the three months ended September 30, 2005, compared to 21.7% (22.0% excluding reinstatement premiums from net premiums earned) for the three months ended September 30, 2004. Changes in the proportion of business contributed by each of our divisions, each of which have varying acquisition costs, contributed to the overall decrease in the ratio.
      Other Underwriting Expenses. Other underwriting expenses for the three months ended September 30, 2005 were $36.7 million, compared to $30.3 million for the three months ended September 30, 2004. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.2% (6.5% excluding reinstatement premiums) for the three months ended September 30, 2005, compared to 5.1% (5.2% excluding reinstatement premiums) for the three months ended September 30, 2004. This increase in other underwriting expenses is attributable to an increase in personnel related costs and other administrative expenses.
      Other Expenses, Net. Other expenses for the three months ended September 30, 2005, were $5.3 million compared to $2.8 million for the three months ended September 30, 2004. The other expense is primarily comprised of the operating expenses of our holding company and includes audit related fees; Sarbanes-Oxley compliance consulting fees; other corporate related legal and consulting fees; and compensation expense, including the amortization of restricted share grants. Amounts for the three months ended September 30, 2005 include $0.9 million related to consulting fees in implementing procedures and documentation relating to compliance requirements under Sarbanes-Oxley. No Sarbanes-Oxley consulting fees were incurred during the three months ended September 30, 2004. Amounts for the three months ended September 30, 2005 also includes a non recurring compensation expense of $2.2 million related to the renewal of the employment contract of our Chief Executive Officer which was completed during the quarter.
      Interest Expense. We incurred interest expense, related to our debt obligations, of $8.1 million and $6.4 million for the three months ended September 30, 2005 and 2004, respectively. The higher amount of interest primarily reflects the senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Benefit/ Provision. As a result of our loss for the three months ended September 30, 2005, our federal and foreign income tax provision for the three months ended September 30, 2005 decreased by $59.7 million to a benefit of $49.9 million, compared to a provision of $9.8 million for the three months ended September 30, 2004. Our effective tax rates were 34.0% and 35.3% for the three months ended September 30, 2005 and 2004, respectively.
     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2005 increased by $24.5 million, or 1.2%, to $2,020.2 million compared to $1,995.7 million for the nine months ended September 30, 2004, as reflected in the following table (in thousands):

	Nine Months Ended
	September 30,
			$	%
Division	2005	2004	Change	Change

Americas	$872,680	$964,118	$(91,438)	(9.5)%
EuroAsia	418,439	420,192	(1,753)	(0.4)
London Market	337,405	328,428	8,977	2.7
U.S. Insurance	391,707	282,953	108,754	38.4

Total gross premiums written	$2,020,231	$1,995,691	$24,540	1.2%

      Total reinsurance gross premiums written for the three months ended September 30, 2005 were $1,444.7 million compared to $1,492.8 million for the nine months ended September 30, 2004, a decrease of 3.2%. Total insurance gross premiums written for the nine months ended September 30, 2005, which includes our U.S. Insurance division and business written in our Lloyd’s syndicate which is part of our London Market division, were $575.5 million, compared to $502.9 million for the nine months ended September 30, 2004, a 14.4% increase.
      Gross premiums written includes reinstatement premiums of $59.8 million and $9.1 million for the nine months ended September 30, 2005 and 2004, respectively. Excluding reinstatement premiums in each period, gross premiums written would be $1,960.4 million and $1,986.6 million for the nine months ended September 30, 2005 and 2004, respectively, representing a decrease of $26.2 million, or 1.3%.
      The Americas division accounted for $872.7 million, or 43.2% of our gross premiums written, for the nine months ended September 30, 2005, a decrease of $91.4 million, or 9.5%, compared to $964.1 million, or 48.3% of our gross premiums written, for the nine months ended September 30, 2004. These amounts include reinstatement premiums of $25.4 million and $5.3 million for the nine months ended September 30, 2005 and

2004, respectively, which relate to our catastrophe business. Excluding reinstatement premiums, gross premiums written would be $847.3 million and $958.9 million for the nine months ended September 30, 2005 and 2004, respectively, representing a decrease of $111.6 million, or 11.6%. Within the Americas division, gross premiums written by the United States unit for the nine months ended September 30, 2005 were $718.2 million, a decrease of $67.9 million, or 8.6%, compared to $786.1 million for the nine months ended September 30, 2004. The decrease in the United States unit is primarily attributable to the non-renewal of a large casualty quota share treaty reflecting a $78.1 million decrease in gross premiums written, and selected specialty casualty classes of business of $22.3 million. This decrease is offset by increased gross premiums written on property business of $39.4 million. The increase in property business is primarily attributable to an increase in reinstatement premiums of $19.6 million resulting from catastrophe losses coupled with a portfolio assumption of new business. Gross premiums written by the Latin America unit for the nine months ended September 30, 2005 were $115.0 million, a decrease of $26.9 million compared to $141.9 million for the nine months ended September 30, 2004 due to a decrease in facultative business of $36.8 million from the non-renewal of a large facultative contract. The Canadian unit had gross premiums written of $37.8 million for the nine months ended September 30, 2005, an increase of $3.0 million, or 8.6%, compared to $34.8 million for the nine months ended September 30, 2004. The increases relate to new accounts written during the nine months ended September 30, 2005.
      For the nine months ended September 30, 2005, the EuroAsia division had gross premiums written of $418.4 million, or 20.7% of our gross premiums written, a decrease of $1.8 million, or 0.4%, compared to $420.2 million, or 21.1% of our gross premiums written, for the nine months ended September 30, 2004. This includes $3.6 million of reinstatement premiums for the nine months ended September 30, 2005. Gross premiums written for the nine months ended September 30, 2004 included $24.3 million related to the consolidation of a company which wrote business in Singapore which we no longer consolidate, starting in the fourth quarter of 2004. Excluding this amount, gross premiums written for the nine months ended September 30, 2005 increased $22.5 million or 5.7% as compared to the nine months ended September 30, 2004. This increase is primarily attributable to higher volume across a variety of classes of business across several international markets during the first six months of 2005.
      The London Market division generated $337.4 million, or 16.7% of our gross premiums written, for the nine months ended September 30, 2005, an increase of $9.0 million, or 2.7%, compared to $328.4 million, or 16.5% of our gross premiums written, for the nine months ended September 30, 2004. The amounts include $30.8 million and $3.9 million of reinstatement premiums (all related to the London branch) for the nine months ended September 30, 2005 and 2004, respectively. Excluding reinstatement premiums in each period, gross premiums written would be $306.6 million and $324.6 million for the nine months ended September 30, 2005 and 2004, respectively, representing a decrease of $18.0 million, or 5.6%. Gross premiums written by the London branch for the nine months ended September 30, 2005 were $153.6 million, an increase of $20.8 million, or 15.7%, compared to $132.8 million for the nine months ended September 30, 2004. Excluding reinstatement premiums, gross premiums written by the London Branch would be $122.8 million and $128.9 million for the nine months ended September 30, 2005 and 2004, respectively, representing a decrease of $6.1 million, or 4.7%. Our Lloyd’s syndicate, which mainly writes professional liability insurance business, had gross premiums written of $183.8 million for the nine months ended September 30, 2005, a decrease of $11.8 million, or 6.0%, compared to $195.6 million for the nine months ended September 30, 2004. The decline in premiums in each case, generally reflects more competitive conditions in the market, where we are experiencing lower prices in certain classes of business or choosing to non-renew business that does not meet our underwriting criteria.
      The U.S. Insurance division accounted for $391.7 million, or 19.4% of our gross premiums written, for the nine months ended September 30, 2005, an increase of $108.7 million, or 38.4%, compared to $283.0 million, or 14.2% of our gross premiums written, for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, specialty insurance distributed through program administrators accounted for gross premiums written of $267.1 million, an increase of $90.7 million, or 51.4%, compared to $176.4 million for the nine months ended September 30, 2004. Non standard private passenger automobile and selected liability business primarily contributed to the increase. In addition, physicians and hospital professional liability business accounted for $124.6 million of gross premiums written for the nine months ended September 30, 2005, an increase of $18.0 million, or 16.9%, compared to $106.6 million for the nine months ended September 30, 2004. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division under terms which are consistent with those accepted by third party reinsurers. The amount ceded for the nine months ended September 30, 2005 was $4.7 million or $16.1 million lower than the nine months ended September 30, 2004. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the nine months ended September 30, 2005 increased by $92.7 million, or 30.5% over the nine months ended September 30, 2004.
      Ceded Premiums Written. Ceded premiums written for the nine months ended September 30, 2005 increased by $11.5 million, or 5.2%, to $232.7 million, or 11.5% of gross premiums written, from $221.2 million, or 11.1% of gross premiums written, for the nine months ended September 30, 2004. The decrease is primarily attributable to reductions in the cessions of our Newline Syndicate of $8.4 million and increased retentions in the U.S. Insurance division. The increases in ceded premiums written were primarily attributable to the recognition of reinstatement premiums of $42.0 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively. Excluding ceded reinstatement premiums, ceded premiums written for the nine months ended September 30, 2005 decreased by 13.2% to $190.7 million (9.7% of gross premiums written) from $219.8 million (11.1% of gross premiums written) for the nine months ended September 30, 2004. Ceded premiums written for the nine months ended September 30, 2005 included $11.9 million related to the consolidation of a company which wrote business in Singapore which, beginning in the fourth quarter of 2004, is no longer consolidated.
      Net Premiums Written. Net premiums written for the nine months ended September 30, 2005 increased by $13.1 million, or 0.7%, to $1,787.6 million from $1,774.5 million for the nine months ended September 30, 2004. Net premiums written represents gross premiums written less ceded premiums written. Included in net premiums written is $17.9 million and $7.8 million of reinstatement premiums for the nine months ended September 30, 2005 and 2004, respectively, related to catastrophes. Excluding reinstatement premiums, net premiums written increased by $3.0 million, or 0.2%, to $1,769.7 million for the nine months ended September 30, 2005 from $1,766.7 million for the nine months ended September 30, 2004, which is consistent with the 1.3% increase in gross premiums written, excluding reinstatement premiums.
      Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2005 increased by $18.7 million, or 1.1%, to $1,735.1 million from $1,716.4 million for the nine months ended September 30, 2004. Net premiums earned decreased in the Americas division by $85.7 million, or 9.5%, and in the London Market division $24.8 million, or 7.8% offset by increases in the EuroAsia division of $31.1 million, or 8.5%, and in the U.S. Insurance division of $98.1 million, or 72.6%. Net premiums earned include reinstatement premiums of $17.9 million and $7.8 million for the nine months ended September 30, 2005 and 2004, respectively, resulting in a 0.5% increase in net premiums earned, which is consistent with the increase in gross and net written premiums.
      Net Investment Income. Net investment income for the nine months ended September 30, 2005 increased by $46.3 million, or 40.0%, to $162.0 million from $115.7 million for the nine months ended September 30, 2004. Net investment income is comprised of gross investment income of $184.2 million less investment expenses of $22.2 million for the nine months ended September 30, 2005, compared to gross investment income of $142.1 million less investment expenses of $26.4 million for the nine months ended September 30, 2004. Higher net investment income is attributable to higher average invested assets during the current period and higher short term interest rates on our significant balances of cash and cash equivalents. The $42.1 million increase in gross investment income is due to an increase in interest on cash and short-term investments of $20.7 million, an increase in income on equity securities of $19.4 million, an increase in interest on fixed income securities of $3.3 million, offset by decreases in income from other invested assets of $1.3 million. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia of $27.9 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively. Excluding realized gains attributable to our equity investment in HWIC Asia, net investment income for the nine months ended September 30, 2005 increased by $18.9 million, or 16.4%, to $134.1 million from $115.2 million for the nine months ended September 30, 2004. The total effective annualized yield on our average invested assets, excluding realized gains attributable to our equity investment in HWIC Asia, net of expenses but before the impact of interest expense from funds held balances, was 3.7% for each nine month period ended September 30, 2005 and 2004. Interest on funds held, principally associated with our aggregate excess of loss cover, which is included in investment expenses, decreased to $13.1 million for the nine months ended September 30, 2005 from $16.2 million for the nine months ended September 30, 2004.
      Net Realized Investment Gains. Net realized investment gains for the nine months ended September 30, 2005 decreased by $3.9 million to $96.2 million from $100.1 million for the nine months ended September 30, 2004. The decrease in net realized investment gains is principally comprised of increases in net gains related to fixed income securities of $55.2 million and equity securities of $1.1 million, offset by decreases to other invested assets of $17.0 million and cash equivalents and short-term investments of $20.3 million. Net realized investment losses related to derivative and short sale investments decreased by $23.2 million. Included in this decrease were net mark to market investment losses of $18.8 million and realized investment losses of $4.4 million, for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, net realized investment gains reflects other than temporary impairment losses in the amount of $51.8 million. There were no other than temporary impairment losses during the nine months ended September 30, 2004.
      Losses and Loss Adjustment Expenses. Incurred losses and loss adjustment expenses increased 24.5% to $1,518.2 million for the nine months ended September 30, 2005 from $1,219.9 million for the nine months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was principally related to the 1.1% increase in net premiums earned, losses of $383.7 million related to catastrophe events, of which $299.3 million is attributable to Hurricanes Katrina and Rita, with the remainder principally related to other events occurring in the year, including Hurricanes Emily and Dennis, Windstorm Erwin and floods in India and Europe. Losses and loss adjustment expenses in the 2005 period include $90.7 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and $16.2 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events. For the nine months ended September 30, 2004, losses and loss adjustment expenses reflect $127.7 million for property catastrophe events, including $94.1 million related to the 2004 Florida Hurricanes. Losses and loss adjustment expenses in the 2004 period include $122.4 million attributable to 2003 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and $5.9 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events occurring prior to 2004. As a result of our reinsurance protection, there were no net adjustments related to asbestos and environmental loss reserves for the nine months ended September 30, 2005 and 2004. This resulted in losses and loss adjustment expense ratio, expressed as a percentage of net premiums earned, of 87.5% for the nine months ended September 30, 2005, compared to 71.1% for the nine months ended September 30, 2004. The following table reflects the losses and loss adjustment expenses, expressed as a percentage of net premiums earned, for the nine months ended September 30, 2005 and 2004 for each of our divisions:

	Nine Months Ended
	September 30,		Percentage
			Point
Division	2005	2004	Change

Americas	100.9%	74.8%	26.1
EuroAsia	66.2	62.2	4.0
London Market	97.5	72.0	25.5
U.S. Insurance	64.3	67.8	(3.5)

Total loss and loss adjustment expense ratio	87.5%	71.1%	16.4
      For the Americas division, incurred losses and loss adjustment expenses increased 22.0% to $819.6 million for the nine months ended September 30, 2005 from $671.9 million for the nine months ended September 30, 2004. This resulted in a loss and loss adjustment expense ratio of 100.9% for the nine months ended September 30, 2005, compared to 74.8% for the nine months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was due to losses of $207.7 million related to catastrophe events, of which $182.7 million is attributable to Hurricanes Katrina and Rita, with the remainder principally related to other events occurring in 2005 including Hurricanes Emily and Dennis. Losses and loss adjustment expenses in the 2005 period include $126.6 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and $2.9 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events. For the nine months ended September 30, 2004, losses and loss adjustment expenses reflect $86.0 million for property catastrophe events including the 2004 Florida Hurricanes. Losses and loss adjustment expenses in the 2004 period include $107.2 million attributable to 2003 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and $2.7 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events occurring prior to 2004.
      For the EuroAsia division, incurred losses and loss adjustment expenses increased 15.6% to $261.4 million for the nine months ended September 30, 2005 from $226.2 million for the nine months ended September 30, 2004. This resulted in a loss and loss adjustment expense ratio of 66.2% for the nine months ended September 30, 2005, compared to 62.2% for the nine months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was related to the 8.5% increase in net premiums earned, losses of $53.3 million from catastrophe events principally relating to Windstorm Erwin and floods in India and Europe. Losses and loss adjustment expenses in the 2005 period include a benefit of $9.7 million attributable to 2004 and prior years, principally related to miscellaneous specialty business, and $9.7 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events. For the nine months ended September 30, 2004, losses and loss adjustment expenses include $13.8 million for property catastrophe events, including Typhoon Songda. Losses and loss adjustment expenses in the 2004 period include $2.3 million attributable to 2003 and prior years, principally related to facultative exposures, and $2.4 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events occurring prior to 2004.
      For the London Market division, incurred losses and loss adjustment expenses increased 24.8% to $287.2 million for the nine months ended September 30, 2005 from $230.2 million for the nine months ended September 30, 2004. This resulted in a loss and loss adjustment expense ratio of 97.5% for the nine months ended September 30, 2005, compared to 72.0% for the nine months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was related to losses of $121.7 million from catastrophe events, of which $115.5 million is attributable to Hurricanes Katrina and Rita. Losses and loss adjustment expenses in the 2005 period include a benefit of $23.8 million attributable to 2004 and prior years, principally related to satellite, non-catastrophe property and auto liability exposures, and $3.6 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events. For the nine months ended September 30, 2004, losses and loss adjustment expenses reflect $27.8 million for property catastrophe events including the 2004 Florida Hurricanes. Losses and loss adjustment expenses in the 2004 period include $10.8 million attributable to 2003 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and $0.8 million, which is reflected in total catastrophe losses discussed above, for prior year catastrophe events occurring prior to 2004.
      For the U.S. Insurance division, incurred losses and loss adjustment expenses increased 63.8% to $150.0 million for the nine months ended September 30, 2005 from $91.6 million for the nine months ended September 30, 2004. This resulted in a loss and loss adjustment expense ratio of 64.3% for the nine months ended September 30, 2005, compared to 67.8% for the nine months ended September 30, 2004. The increase in incurred losses and loss adjustment expenses was related to the 72.6% increase in net premiums earned, losses of $1.0 million related to Hurricane Katrina and a decrease of $2.5 million on losses and loss adjustment expenses attributable to 2004 and prior. For the nine months ended September 30, 2004, losses and loss adjustment expenses related to 2003 and prior increased $2.1 million.
      Acquisition Costs. Acquisition costs for the nine months ended September 30, 2005 were $353.0 million, compared to $385.4 million for the nine months ended September 30, 2004. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.3% (20.6% excluding reinstatement premiums from net premiums earned) for the nine months ended September 30, 2005, compared to 22.5% (22.6% excluding reinstatement premiums from net premiums earned) for the nine months ended Septem-

ber 30, 2004. Changes in the proportion of business contributed by each of our divisions, each of which have varying acquisition costs, contributed to the overall decrease in the ratio.
      Other Underwriting Expenses. Other underwriting expenses for the nine months ended September 30, 2005 were $104.0 million, compared to $94.2 million for the nine months ended September 30, 2004. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.0% (6.1% excluding reinstatement premiums) for the nine months ended September 30, 2005, compared to 5.5% (5.5% excluding reinstatement premiums) for the nine months ended September 30, 2004. This increase in other underwriting expenses is attributable to an increase in personnel related costs and other administrative expenses, particularly in our U.S. Insurance division.
      Other Expenses, Net. Other expenses, net, for the nine months ended September 30, 2005, were $19.6 million, compared to $7.8 million for the nine months ended September 30, 2004. The other expense is comprised of the operating expenses of our holding company and includes audit related fees; Sarbanes-Oxley compliance consulting fees; other corporate related legal and consulting fees; and compensation expense, including the amortization of restricted share grants. The second quarter of 2005 included the recognition of $2.5 million expense related to services provided to us by an affiliate in connection with our acquisition of Clearwater Select Insurance Company in 2004. Amounts for the nine months ended September 30, 2005 include $6.5 million related to consulting fees in implementing procedures and documentation relating to compliance requirements under Sarbanes-Oxley. No Sarbanes-Oxley consulting fees were incurred during the nine months ended September 30, 2004. Many of these expenses were one time in nature and we expect a significantly reduced level of consulting fees through the remainder of 2005.
      Interest Expense. We incurred interest expense, related to our debt obligations, of $22.0 million and $19.2 million for the nine month ended September 30, 2005 and 2004, respectively. The higher amount of interest primarily reflects the senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Benefit/ Provision. As a result of our loss for the nine months ended September 30, 2005, our federal and foreign income tax provision for the nine months ended September 30, 2005 decreased by $79.2 million to a benefit of $9.6 million, compared to a provision of $69.6 million for the nine months ended September 30, 2004. Our effective tax rates were 35.2% and 33.8% for the nine months ended September 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
      Our stockholders’ equity decreased by $33.5 million, or 2.1%, to $1,552.0 million as of September 30, 2005, from $1,585.5 million as of December 31, 2004, and decreased by $161.9 million, or 9.4%, over stockholders’ equity of $1,713.9 million as of June 30, 2005. The net decrease as of September 30, 2005 compared to December 31, 2004 was primarily attributable to a net loss of $17.7 million and a decrease in accumulated other comprehensive income of $11.0 million after-tax. Our book value per common share was $23.84 as of September 30, 2005, representing a decrease of $0.64 over the book value per share of $24.48 as of December 31, 2004 and a decrease of $2.58 as compared to book value per share of $26.42 as of June 30, 2005.
      On October 12, 2005, we completed the sale of 4,100,000 shares of common stock at a price of $24.96 per share. Net proceeds were $102.1 million. Also in October 2005, we completed the sale of 2,000,000 shares of 8.125% series A perpetual preferred stock, with a liquidation preference of $25.00 per share, and 2,000,000 shares of floating rate series B perpetual preferred stock, with a liquidation preference of $25.00 per share. The aggregate net proceeds from series A and series B preferred share offerings were $97.5 million. Including the total net proceeds of $199.6 million from the common and preferred share offerings, our stockholders’ equity as of September 30, 2005, on a pro forma basis, would be $1,751.6 million.
      Our shelf registration statement, filed on Form S-3, is effective and provides for the offer and sale of our equity and debt securities having a total offering price of up to $400.0 million. Following our May 2005 sale of $125.0 million of senior notes and our October 2005 sale of $102.3 million of our common shares and $100.0 million of our preferred shares, $72.7 million in securities remains available.

      Holding company cash and cash equivalents equaled $110.4 million as of September 30, 2005 as compared to $1.7 million as of December 31, 2004, with the higher amount primarily due to the proceeds from our senior notes offering completed in May 2005. As a holding company, our assets are principally comprised of the stock of Odyssey America and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay common stock dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2005, Odyssey America can pay dividends to the holding company of $167.6 million without prior regulatory approval. No dividends were paid by Odyssey America during the three months ended September 30, 2005. During the nine months ended September 30, 2005, we received $22.5 million in dividends from Odyssey America, all of which were received during the first half of the year.
      Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses.
      Cash provided by operations was $421.0 million for the nine months ended September 30, 2005, compared to $452.0 million for the nine months ended September 30, 2004. This reflects cash provided by operations of $192.1 million for the three months ended September 30, 2005, compared to $217.6 million for the three months ended September 30, 2004.
      Total investments and cash amounted to $5.7 billion as of September 30, 2005, an increase of $630.9 million compared to December 31, 2004. Our average invested assets were $5,367.0 million for the nine months ended September 30, 2005 as compared to $4,691.4 million for the nine months ended September 30, 2004. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments represented 28.5% and 27.0% as of September 30, 2005 and December 31, 2004, respectively, of our total investments and cash on such dates. Total fixed income securities were $2.6 billion as of September 30, 2005. The fixed income securities portfolio has a weighted average security rating of AA as measured by Standard and Poor’s. The duration of our investment portfolio exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained and our cash provided by operations.
      Total investments and cash excludes amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of September 30, 2005, we had a receivable for securities sold of $93.0 million, which is included in other assets.
      During the second quarter of 2005, we issued $125.0 million aggregate principal amount of senior notes due May 1, 2015. The issue was sold at a discount of $0.8 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 6.875% per annum which is due semi-annually on May 1st and November 1st. These senior notes are reflected on our September 30, 2005 balance sheet at a value of $124.2 million. The proceeds from this offering are being used to redeem and/or repurchase our Convertible Debt from time to time and for general corporate purposes.
      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures (“Convertible Debt”) due 2022. The Convertible Debt has been redeemable at our option since June 22, 2005. Each holder of Convertible Debt may, at its option, require us to repurchase all or a portion of its Convertible Debt at par value on June 22, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Debt was issued, each Convertible Debt holder has the right to convert its Convertible Debt into 46.9925 shares of our common stock for every $1,000 principal amount of the Convertible Debt held by such holder; however, as of September 30, 2005, such circumstances had not occurred and therefore the Convertible Debt was not convertible as of such date. Upon conversion of the Convertible Debt, we may choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock. During the nine months ended September 30, 2005, we repurchased $29.9 million principal value of our Convertible Debt for $33.6 million, representing a premium of $3.7 million. The Convertible Debt is reflected on our balance sheet at its currently outstanding par value of $80.0 million.
      On September 23, 2005, the Company entered into a credit agreement that provides for a 3-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit to support reinsurance liabilities. As of September 30, 2005, there was $73.6 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear interest at the “London Interbank Offer Rate” (“LIBOR”), which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility replaced OdysseyRe’s $90.0 million facility which was to mature on September 27, 2005.
      On August 19, 2005, our Board of Directors declared a quarterly cash dividend of $0.03125 per share to be paid on or before September 30, 2005 to all stockholders of record as of September 16, 2005. The aggregate amount of this dividend was $2.0 million and was paid on September 30, 2005. Total dividends paid for the nine months ended September 30, 2005 were $6.1 million.
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
      These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance business. The financial strength ratings of our principal operating subsidiaries are: A.M. Best: “A” (Excellent); Standard & Poor’s: “A-” (Strong); and Moody’s: “A3” (Good Financial Security). The outlook on the ratings by each of A.M. Best: Standard & Poor’s and Moody’s is stable. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.
      The Company’s senior unsecured debt is currently rated “bbb”, by A.M. Best, “BBB-” by Standard & Poor’s and “Baa3” by Moody’s. The Company’s series A and series B preferred stock is currently rated “bb+“by A.M. Best, “BB” by Standard & Poor’s and “Ba2” by Moody’s.
Accounting Pronouncements
      The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures (see note 9 to our consolidated financial statements included in this Form 10-Q) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our senior debentures to common stock has been assumed when calculating our diluted earnings per share for those periods where the effect is dilutive. The diluted earnings per share for the nine and three months ended September 30, 2004 have been restated to conform to the requirements of EITF Issue 4-08. See note 4 of our consolidated financial statements included in this Form 10-Q.

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
      On April 21, 2005, the Securities and Exchange Commission (“SEC”) amended Rule 210.4-01(a) of Regulation S-X regarding the implementation date for SFAS 123R. This amendment modified the effective dates of SFAS 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt SFAS 123R effective January 1, 2006. The Company believes that the implementation of SFAS 123R will not have a significant impact, on the Company’s results of operations or stockholders’ equity.
Off-Balance Sheet Arrangements
      We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in note 11 to our consolidated financial statements included in this Form 10-Q.

PART I — Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of September 30, 2005, our total investments and cash of $5.7 billion includes $2.6 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
     Interest Rate Risk
      The table below displays the potential impact of market value fluctuations on our fixed income securities portfolio as of September 30, 2005 and December 31, 2004, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of September 30, 2005			As of December 31, 2004

	Fair Value			Fair Value
	of Fixed	Hypothetical	Hypothetical	of Fixed	Hypothetical	Hypothetical
	Income	$	%	Income	$	%
Percent Change in Interest Rates	Portfolio	Change	Change	Portfolio	Change	Change

	(Dollars in millions)
200 basis point rise	$2,166.9	$(450.2)	(17.2)%	$2,073.7	$(431.9)	(17.2)%
100 basis point rise	2,366.8	(250.3)	(9.6)	2,271.5	(234.1)	(9.3)
Base Scenario	2,617.1	—	—	2,505.6	—	—
100 basis point decline	2,896.8	279.7	10.7	2,795.1	289.5	11.6
200 basis point decline	3,237.7	620.6	23.7	3,110.4	604.8	24.1
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 5% and 4% of the fair market value of the total fixed income portfolio as of September 30, 2005 and December 31, 2004, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of September 30, 2005, we had net unrealized gains of $167.9 million, before taxes, of our total investments and cash, consisting of gross unrealized appreciation of $307.6 million, which is offset by gross unrealized depreciation of $139.7 million, which includes $2.4 million related to common stocks carried at equity and other invested assets. We purchase interest rate options from time to time to protect us from movements in interest rates.
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
      As of September 30, 2005 and December 31, 2004, 89.1% and 86.7%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 10.9% and 13.3%, respectively, rated below investment grade.
      The Company has purchased credit default swaps, which are included in other invested assets, to protect us against credit risk associated with our investments and other corporate assets resulting from systemic financial risk. Under a credit default swap, the Company agrees with other parties to pay fixed premium amounts calculated by reference to an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized investment gain or loss. The net change in the fair value of the credit default swaps resulted in a net realized investment loss of $19.3 million for the nine months ended September 30, 2005. The total cost of the credit default swaps was $75.6 million and the fair value was $53.0 million as of September 30, 2005. The notional amount of credit default swaps was $3.3 billion as of September 30, 2005.
     Equity Price Risk
      As an economic hedge against a decline in our equity portfolio, during the third quarter of 2004, we sold short Standard & Poor’s 500 Depository Receipts (“SPDRs”) and The Financial Select SPDR Fund (“XLF”) and, as described below, purchased Standard & Poor’s 500 and XLF index call options on 100% of the securities underlying the short transactions. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps. The aggregate notional amount of the swap transactions is $451.8 million. The swap transactions terminate during the fourth quarter of 2006. As of September 30, 2005, we had provided $102.1 million of US Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value. Changes in the fair value of the swap transactions are recorded as realized gains or losses in our consolidated statement of operations. As of

September 30, 2005, the net change in the fair value of the swap transactions resulted in a net realized loss for the nine months ended September 30, 2005 of $2.3 million.
      In connection with the swap transactions, we continue to own Standard & Poor’s 500 and XLF index call options at a cost of $13.6 million, with a strike price of approximately 120% of the notional amount of the swap transactions. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit the maximum potential loss on the swap transactions to 20% ($90.4 million) of the notional amount of the swap transactions. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of September 30, 2005, the net change in the fair value of call options resulted in a net realized loss for the nine months ended September 30, 2005 of $9.2 million.
      In addition, as of September 30, 2005, we had sold short $89.4 million of borrowed securities, for which we recorded a liability of $89.9 million. The net realized gain was $0.6 million for the nine months ended September 30, 2005. As of September 30, 2005, we provided cash and fixed income securities with a fair value of $164.2 million as collateral for the borrowed securities.
      In connection with the short sales described above, we purchased a Standard & Poor’s 500 index call option at a cost of $1.5 million with a strike price of approximately 67% of the price at which the borrowed securities were sold short. The call option is recorded at fair value in other invested assets and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of September 30, 2005, the net change in the fair market value of the call option resulted in a net realized loss for the nine months ended September 30, 2005 of $1.0 million.
      As of September 30, 2005 and December 31, 2004, 17.9% and 17.0%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented approximately 16.3% and 15.1% as of September 30, 2005 and December 31, 2004, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $92.4 million and $76.4 million as of September 30, 2005 and December 31, 2004, respectively, in the fair market value of our total investments and cash.
     Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of September 30, 2005 and December 31, 2004, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.2 billion and $1.1 billion, respectively, or 21.5% and 22.1%, respectively, of our total investments and cash. The primary foreign currency exposure was from securities denominated in the British pound, which represented 8.3% and 8.1% of our total investments and cash as of September 30, 2005 and December 31, 2004, respectively, and from securities denominated in the Canadian dollar, which represented 5.0% and 4.9% of our total investments and cash as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $122.2 million decline in the fair value of our total investments and cash, before taxes.
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
      The following table reflects the fair value and gross unrealized depreciation of our fixed income securities, and common stocks, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2005 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government agencies and authorities	$1,053,640	$(29,165)	19	$388,761	$(16,028)	2	$1,442,401	$(45,193)	21
Foreign governments	25,889	(213)	2	—	—	—	25,889	(213)	2
States, municipalities and political subdivisions	41,328	(411)	7	20,188	(522)	2	61,516	(933)	9
All other corporate	1,370	(57)	2	169,709	(11,419)	1	171,079	(11,476)	3

Total investment grade	1,122,227	(29,846)	30	578,658	(27,969)	5	1,700,885	(57,815)	35

Fixed income securities
Non-investment grade:
States, municipalities and political subdivisions	$520	$(13)	1	$1,030	$(19)	2	$1,550	$(32)	3
All other corporate	131,257	(6,832)	23	93,702	(27,303)	5	224,959	(34,135)	28

Total non-investment grade	131,777	(6,845)	24	94,732	(27,322)	7	226,509	(34,167)	31

Total fixed income	1,254,004	(36,691)	54	673,390	(55,291)	12	1,927,394	(91,982)	66

Common stocks, at fair value	78,590	(1,634)	3	186,277	(43,745)	2	264,867	(45,379)	5

Totals	$1,332,594	$(38,325)	57	$859,667	$(99,036)	14	$2,192,261	$(137,361)	71

      The gross unrealized depreciation of $137.4 million resulted principally from the temporary change in the value of our common stocks and the current interest rate environment and credit spreads associated with fixed income securities.
      Based on our review, we recognized other than temporary impairment losses in the amount of $51.8 million, before taxes, which was recognized in our statement of operations as a reduction to our net realized gains for the nine months ended September 30, 2005. We have the ability and intent to hold these securities until the fair value reflects what we believe is intrinsic value.

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
      On September 7, 2005, we announced that we had been advised by Fairfax that it had received a subpoena from the SEC requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax or any of its affiliates. As an affiliate of Fairfax, we are complying with our obligations under the subpoena received by Fairfax and intend to cooperate fully with the SEC. We have been advised that the U.S. attorney’s office will be reviewing information provided by Fairfax to the SEC in connection with its subpoenas. It is possible that the U.S. attorney’s office or other governmental and enforcement agencies will review information we provide to the SEC, or that we may become subject to direct requests for information or other inquiries by such agencies.
      OdysseyRe and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of OdysseyRe’s business operations. OdysseyRe does not believe that there are any material pending legal proceedings to which it or any of its subsidiaries or their properties are subject, other than those disclosed in note 11 to our consolidated financial statements included in this Form 10-Q.

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
      The following table sets forth purchases made by the Company of its shares of common stock during the three months ended September 30, 2005. All of the shares repurchased are used to support the grant of restricted stock or the exercise of stock options which vest during the period.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares that
			Part of Publicly	may yet be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Plans or	the Plans or
Period	Purchased	Share	Programs(1)	Programs

July 1 – July 31, 2005	—	—	—	564,600
August 1 – August 31, 2005(2)	—	—	—	564,600
September 1 – September 30, 2005(2)	41,600	24.86	41,600	523,000

Total	41,600	24.86	41,600

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003. It was effective as of such date and expires two years following such date. Under the announced repurchase program, the Company may repurchase up to 1,000,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

(2)	In August and September 2005, we repurchased $6.7 million and $4.9 million aggregate principal amount, respectively, of our 4.375% convertible senior debentures due 2022 (“Convertible Debt”), in open-market transactions, at a total average price of 114.5% of the principal amount purchased. Under certain circumstances, each $1,000 principal amount of Convertible Debt is convertible into 46.9925 shares of our common stock, and as a result, under such circumstances, $6.7 million and $4.9 million aggregate principal amount of Convertible Debt repurchased would be convertible into 314,098 and 230,169 shares of our common stock. As of September 30, 2005, there was $80.0 million principal amount of our Convertible Debt outstanding. For more information regarding our Convertible Debt, see note 9 to our consolidated financial statements included in this Form 10-Q.

PART II — Item 3.	Defaults Upon Senior Securities
      None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II — Item 5.	Other Information — Forward Looking Statements
      We have included in this Form 10-Q filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	uncertainty related to estimated losses from Hurricanes Katrina and Rita;

•	a reduction in net income if our loss reserves are insufficient;

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	an inability to realize our investment objectives;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	a change in the requirements of one or more of our current or potential customers relating to counterparty financial strength, claims-paying ratings, or collateral requirements;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	risks associated with requests for information from governmental or regulatory authorities such as the Securities and Exchange Commission;

•	the risk that ongoing regulatory developments will disrupt our business or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we do business;

•	risks relating to our controlling stockholder’s ability to determine the outcome of our corporate actions requiring board or stockholder approval;

•	risks relating to our ability to raise additional capital if it is required;

•	risks related to covenants in our debt agreements;

•	our inability to access our subsidiaries’ cash;

•	loss of services of any of our key employees;

•	risks related to our use of reinsurance brokers;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	risks related to our computer and data processing systems;

•	failure of our reinsurers to honor their obligations;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	risks associated with the growth of our specialty insurance business and the development of our infrastructure to support this growth;

•	operational and financial risks relating to our utilization of program managers, third-party administrators, and other vendors to support our specialty insurance operations; and

•	acts of war, terrorism or political unrest.
      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2005 and in our prospectus supplement dated October 6, 2005 filed on October 7, 2005 with the Securities and Exchange Commission pursuant to rule 424b5 under the Securities Act of 1933. The information appearing under “Risk Factors” in such prospectus supplement is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — Item 6.	Exhibits

3.3		Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Company’s Series A Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005)
3.4		Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Company’s Series B Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005)
4.8		Form of Stock Certificate evidencing the Series A Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005)
4.9		Form of Stock Certificate evidencing the Series B Preferred Shares (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005)
10.4	2	Employment Agreement, dated September 14, 2005 and commencing June 30, 2005, between Andrew A. Barnard and Odyssey Re Holdings Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005)
*10.4	3	Credit Agreement dated as of September 23, 2005 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, and the other parties thereto, and the promissory notes executed therewith
*31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2		Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to the section entitled “Risk Factors” in the Company’s prospectus supplement dated October 6, 2005 filed on October 7, 2005 with the Securities and Exchange Commission pursuant to rule 424b5 under the Securities Act of 1933)

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: November 9, 2005	By /s/ Andrew A. Barnard Andrew A. Barnard President and Chief Executive Officer

Date: November 9, 2005	By /s/ Robert Giammarco Robert Giammarco Executive Vice President and Chief Financial Officer