Form 10-K
period 2005-12-31
ODYSSEY RE HOLDINGS CORP
filed 2006-03-31
CIK 1137048

As filed with the Securities and Exchange Commission on March 31, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
Commission File Number: 1-16535

Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Odyssey Re Holdings Corp.
300 First Stamford Place, Stamford, Connecticut 06902
(203) 977-8000
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
8.125% Series A Preferred Stock (liquidation preference $25.00 per share)	New York Stock Exchange
Floating Rate Series B Preferred Stock (liquidation preference $25.00 per share)	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐         No ☑
         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes ☐         No ☑
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐         No ☑
         The aggregate market value of the shares of all classes of voting shares of the Registrant held by non-affiliates of the Registrant on June 30, 2005 was $308.5 million, computed upon the basis of the closing sale price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the Registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.
         As of March 13, 2006, there were 69,112,119 outstanding shares of Common Stock, par value $0.01 per share, of the Registrant.
Documents Incorporated by Reference
         Portions of the Registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the Registrant scheduled to be held on or about April 28, 2006 are incorporated by reference in Part III of this Form 10-K.

ODYSSEY RE HOLDINGS CORP.
      References in this Annual Report on Form 10-K to “OdysseyRe,” the “Company,” “we,” “us” and “our” refer to Odyssey Re Holdings Corp. and, unless the context otherwise requires or otherwise as expressly stated, its subsidiaries, including Odyssey America, Clearwater, Newline, Hudson, Hudson Specialty and Clearwater Select (as defined herein).
      Financial results presented herein reflect a restatement of our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our results as of and for the nine months ended September 30, 2005, as discussed in more detail in Note 2 and Note 21 to the consolidated financial statements included in this Form 10-K.

SAFE HARBOR DISCLOSURE
      In connection with, and because it desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements contained in this Annual Report on Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
      We have included in this Form 10-K filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	uncertainty related to estimated losses from recent catastrophes, including Hurricanes Katrina, Rita and Wilma;

•	a reduction in net income if our loss reserves are insufficient;

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	an inability to realize our investment objectives;

•	risks that the current governmental investigations or related proceedings involving the Company might impact us adversely;

•	the risk that ongoing regulatory developments will disrupt our business or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we do business;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	a change in the requirements of one or more of our current or potential customers relating to counterparty financial strength, claims-paying ratings, or collateral requirements;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	risks relating to our controlling shareholder’s ability to determine the outcome of our corporate actions requiring board or shareholder approval;

•	risks relating to our ability to raise additional capital if it is required;

•	risks related to covenants in our debt agreements;

•	our inability to access our subsidiaries’ cash;

•	loss of services of any of our key employees;

•	risks related to our use of reinsurance brokers;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	failure of our reinsurers to honor their obligations to us;

•	risks associated with the growth of our specialty insurance business and the development of our infrastructure to support this growth;

•	operational and financial risks relating to our utilization of program managers, third-party administrators, and other vendors to support our specialty insurance operations; and

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	risks related to our computer and data processing systems;

•	acts of war, terrorism or political unrest.
      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in this Annual Report on Form 10-K, including factors discussed below in Item 1A — “Risk Factors.” Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business
The Company
      OdysseyRe is a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write specialty insurance business, primarily focused on liability lines, in the United States. Our global presence is established through 15 offices, with principal locations in the United States, London, Paris, Singapore and Latin America. We had gross premiums written of $2.6 billion in 2005 and our shareholders’ equity as of December 31, 2005 was $1.6 billion. For the year ended December 31, 2005, reinsurance represented 71.0% of our gross premiums written, and primary insurance represented the remaining 29.0%.
      The United States is our largest market, generating 55.2% of our gross premiums for the year ended December 31, 2005, with the remaining 44.8% comprised of international business. Our operations are managed through four divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of our reinsurance operations in the United States, Canada and Latin America. The Americas division primarily writes treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business, primarily through professional reinsurance brokers. The EuroAsia division, headquartered in Paris, writes primarily treaty and facultative property reinsurance. Our London Market division operates through two distribution channels, Newline at Lloyd’s, where the business focus is casualty insurance, and our London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance in the United States, including medical malpractice, professional liability and non-standard personal auto. Across our operations, 58.2% of our gross premiums written was generated from casualty business, 32.4% from property business and 9.4% from specialty classes, including marine and aviation and surety and credit.
      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware. In June 2001, we completed our initial public offering. Prior to our initial public offering, we were wholly owned by Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded Canadian financial services company. As of December 31, 2005, Fairfax owned 80.2% of our common shares.
      Following is a summary of our principal operating subsidiaries:

•	Odyssey America Reinsurance Corporation (“Odyssey America”), a Connecticut property and casualty reinsurance company, is a direct subsidiary of the Company and is our principal reinsurance subsidiary. Odyssey America underwrites reinsurance on a worldwide basis.

•	Odyssey UK Holdings Corp. (“UK Holdings”), a subsidiary of Odyssey America, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it owns and manages Newline Syndicate 1218 at Lloyd’s (collectively, “Newline”).

•	Clearwater Insurance Company (“Clearwater”), a Delaware company, is a direct subsidiary of Odyssey America. Clearwater holds active insurance licenses in 43 states.

•	Hudson Insurance Company (“Hudson”), a Delaware company, is a direct subsidiary of Clearwater. Hudson, based in New York City, is the principal platform for our specialty insurance business and holds active insurance licenses in 48 states.

•	Hudson Specialty Insurance Company (“Hudson Specialty”), a New York company, is a direct subsidiary of Clearwater and is an eligible surplus lines insurer in 39 states.

•	Clearwater Select Insurance Company (“Clearwater Select”), a Delaware company, is a direct subsidiary of Clearwater. Clearwater Select operates as an additional primary insurer in the Hudson group of companies and is widely licensed throughout the United States.

Restatement of Financial Results
      We have restated our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our unaudited statements as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with reinsurance contracts entered into by us between 1998 and 2004. Our decision to restate our financial results follows a re-evaluation by us of the accounting considerations previously applied to these transactions. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. Amounts for the nine months ended September 30, 2005 are unaudited. See also Item 6 — “Selected Financial Data”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 21 to our consolidated financial statements.
      The total cumulative impact of the restatement through September 30, 2005 is to decrease shareholders’ equity by $35.6 million, after-tax. The aggregate net effect of the restatement for each period is to increase the net loss for the nine months ended September 30, 2005 by $5.1 million, increase 2004 net income by $11.4 million, decrease 2003 net income by $2.3 million, decrease 2002 net income by $5.6 million, increase 2001 net loss by $30.7 million and decrease 2000 net income by $3.3 million. The $35.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005 will be offset by net income of $12.5 million to be recognized for the three months ended March 31, 2006 in connection with one of the restated contracts as discussed below.
      The nature of the corrections relate to:

(i) Timing differences as to how premiums and unearned profit commissions under property catastrophe reinsurance contracts were recognized over the coverage periods on seven reinsurance contracts purchased by us and two reinsurance contracts written by us. All of these contracts satisfied risk transfer requirements and were multi-year, retrospectively-rated contracts, or included certain features that had the effect of allowing the contracts to operate as multi-year, retrospectively-rated contracts. The contracts were restated to correct the application of Emerging Issues Task Force Issue No: 93-6 “Accounting for Multiple-Year Retrospectively-Rated Contracts by Ceding and Assuming Enterprises” (“EITF 93-6”). The two reinsurance contracts written by us remained in force as of December 31, 2005. The restated contracts involve eight unaffiliated counterparties. The corrections under these contracts resulted in a $1.3 million after-tax cumulative increase to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $2.3 million, increasing 2004 net income by $10.5 million, increasing 2003 net income by $10.9 million, increasing 2002 net income by $8.4 million, increasing 2001 net loss by $29.2 million and decreasing 2000 net income by $1.6 million.

(ii) The accounting treatment of a ceded reinsurance contract entered into with Skandia Insurance Company Ltd. (“Skandia”) in 1995 in conjunction with the acquisition of Clearwater, a wholly owned subsidiary of ours. The contract provides $175.0 million of protection in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re Limited (“nSpire Re”), a subsidiary of our majority shareholder, Fairfax, for $97.0 million in consideration. Following a re-evaluation of the accounting treatment for the contract by our independent registered public accountants and us, we have restated the accounting of the contract for 2002 and subsequent periods. We had accounted for the contract similar to prospective reinsurance for 2002 and subsequent periods, where a benefit had been recorded in each period equal to the loss cessions made under the contract. It has been determined that, in accordance with retroactive reinsurance accounting, losses ceded under the contract in 2002 and subsequent periods which were in excess of $97.0 million should have been recorded as a deferred gain rather than as a benefit in the applicable periods. As part of the restatement, the deferred gain attributable to loss cessions made under the contract in 2002 and subsequent years is amortized into income over the estimated remaining settlement period.

As it was our intention at the time of the assignment to nSpire Re to continue to have the contract be accounted for as prospective reinsurance, we requested that nSpire Re pay $78.0 million due under the contract prior to the expected settlement period, which would allow us to record a portion of the benefit for losses ceded under the contract. We received $78.0 million in cash from nSpire Re on March 29, 2006, which reduces the outstanding recoverable. In connection with the receipt of this cash, we will recognize a deferred gain of $12.5 million after-tax in income for the three months ended March 31, 2006. The cash payment represents a permanent reduction in the amount of reinsurance recoverable from nSpire Re. The remaining reinsurance recoverable related to this contract of $97.0 million as of March 31, 2006 is collateralized by letters of credit and will be received in future periods as the underlying claims are settled.

The corrections under this contract resulted in a $28.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005, with the effect of increasing the net loss for the nine months ended September 30, 2005 by $3.0 million, decreasing 2004 net income by $5.7 million, decreasing 2003 net income by $7.2 million and decreasing 2002 net income by $12.7 million. The $28.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005 will be offset by a gain of $12.5 million after-tax associated with the recognition of a deferred gain to be recognized for the three months ended March 31, 2006 and the future amortization of the deferred gain into income.

(iii) The treatment of deferred ceding commissions to be received by us under three aggregate excess of loss reinsurance contracts purchased by us. Due to the deferred nature of the ceding commissions, amounts were reflected at their present value rather than the nominal value previously recorded by us. All of these contracts satisfied risk transfer requirements and remain active as of December 31, 2005. These contracts involve two unaffiliated counterparties. The corrections under these contracts resulted in an $8.4 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $0.8 million, increasing 2004 net income by $1.4 million, decreasing 2003 net income by $6.1 million, decreasing 2002 net income by $1.3 million, increasing 2001 net loss by $1.6 million and decreasing 2000 net income by $1.6 million. The cumulative effect of $8.4 million, after-tax, will be amortized into income in future periods.

(iv) The treatment of a proportional automobile reinsurance contract written by us in Latin America in 2003 and subsequently renewed in 2004 and 2005, relating to the potential existence of an oral side agreement that could limit the risk transfer under the contract. Following an internal review and investigation by our outside counsel, we were unable to conclude as to whether there was an oral side agreement that would limit the risk transfer under the contract. After consideration of information from the investigation, we are unable to conclude that there is a reasonable possibility of a significant loss under the contracts and have therefore restated the contract to apply the deposit method of accounting in accordance with Statement of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Risk” rather than reinsurance accounting. The corrections under this contract resulted in a $144 thousand after-tax cumulative increase to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $220 thousand, decreasing 2004 net income by $18 thousand and decreasing 2003 net income by $58 thousand.

(v) Other unrelated adjustments of an immaterial nature that were previously recorded by us in the first quarter of 2005. As part of the restatement, these adjustments were applied to the periods in which they occurred. There is no cumulative effect to shareholders’ equity as of September 30, 2005, with the net effect of increasing the net loss for the nine months ended September 30, 2005 by $5.3 million and increasing 2004 net income by $5.3 million.

Securities and Exchange Commission Subpoena
      On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we have provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006. We are cooperating fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants have received a subpoena from the SEC relating to the above matters. This inquiry is ongoing, and we continue to comply with requests from the SEC and the U.S. Attorney’s office.
Business Strategy
      Our objective is to build shareholder value by achieving an average annual growth in book value per share of 15% over the long-term by focusing on underwriting profitability and generating superior investment returns. Our compounded annual growth in book value per share from December 31, 2001, the year the Company became publicly traded, to December 31, 2005 was 16.3%. We intend to continue to achieve our objective through:

•	Adhering to a strict underwriting philosophy. We emphasize disciplined underwriting over premium growth, concentrating on carefully selecting the risks we reinsure and determining the appropriate price for such risks. We seek to achieve our principal objective of attracting and retaining high quality business by managing our diverse operations with strong elements of central control.

•	Increasing our position in specialty insurance business. We intend to continue expanding our specialty insurance business by emphasizing underserved market segments or classes of business.

•	Pursuing attractive lines of business. We seek to take advantage of opportunities to write new lines of business or expand existing classes of business, based on market conditions and expected profitability. We expect to expand our position over time in domestic and international markets by delivering high quality service through maintaining a local presence in the markets that we serve.

•	Maintaining our commitment to financial strength and security. We are committed to maintaining a strong and transparent balance sheet. We will sustain financial flexibility through maintaining prudent operating and financial leverage and investing our portfolio in high quality fixed income securities and value-oriented equity securities.

•	Achieve superior returns on invested assets. We manage our investments using a total return philosophy, seeking to maximize the economic value of our investments, as opposed to current income. We apply a long-term value-oriented philosophy to optimize the total returns on our invested assets consistent with the risk profile of the assets.
Overview of Reinsurance
      Reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance or reinsurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks or classes of risks, and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks. Reinsurance, however, does not discharge the ceding company from its liability to policyholders. Rather, reinsurance serves to indemnify a ceding company for losses payable by the ceding company to its policyholders.
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
      In facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance or reinsurance contract. Facultative reinsurance is negotiated separately for each contract that is reinsured. Facultative reinsurance normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.
      Both treaty and facultative reinsurance can be written on either a proportional, also known as pro rata, basis or on an excess of loss basis. Under proportional reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company’s retention or the reinsurer’s attachment point.
      Excess of loss reinsurance is often written in layers. A reinsurer accepts the risk just above the ceding company’s retention up to a specified amount, at which point that reinsurer or another reinsurer accepts the excess liability up to an additional specified amount, or such liability reverts to the ceding company. The reinsurer taking on the risk just above the ceding company’s retention layer is said to write working layer or low layer excess of loss reinsurance. A loss that reaches just beyond the ceding company’s retention will create a loss for the lower layer reinsurer, but not for the reinsurers on the higher layers. Loss activity in lower layer reinsurance tends to be more predictable than in higher layers.
      Premiums payable by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportional risk. In contrast, premiums that the ceding company pays to the reinsurer for proportional reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk. In addition, in proportional reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and administrative expenses) and also may include a profit factor for producing the business.
      Reinsurance may be written for insurance or reinsurance contracts covering casualty risks or property risks. In general, casualty insurance protects against financial loss arising out of an insured’s obligation for loss or damage to a third party’s property or person. Property insurance protects an insured against a financial loss arising out of the loss of property or its use caused by an insured peril or event. Property catastrophe coverage is generally “all risk” in nature and is written on an excess of loss basis, with exposure to losses from earthquake, hurricanes and other natural or man made catastrophes such as storms, floods, fire or tornados. There tends to be a greater delay in the reporting and settlement of casualty reinsurance claims as compared to property claims due to the nature of the underlying coverage and the greater potential for litigation involving casualty risks.
      Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause insurers to purchase reinsurance: to reduce net liability on individual risks or classes of risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.
      Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.
Lines of Business
      Our reinsurance operations primarily consist of the following lines of business:

•	Casualty. Our casualty business includes a broad range of specialty casualty products, including professional liability, directors’ and officers’ liability, excess and surplus lines, workers’ compensation and accident and health, as well as general casualty products, including general liability, and auto liability and personal accident coverages written on both a treaty proportional and excess of loss basis as well as on a facultative basis.

•	Property. Our property business includes reinsurance coverage to insurers for property damage or business interruption losses covered in industrial and commercial property and homeowners’ policies. This business is written on a treaty proportional and excess of loss basis. Outside the U.S., we also write property reinsurance on a facultative basis. Property reinsurance contracts are generally “all risk” in nature. Our most significant exposure is typically to losses from windstorms and earthquakes, although we are also exposed to losses from events as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. Our property reinsurance treaties generally exclude certain risks such as losses resulting from acts of war, nuclear, biological and chemical contamination, radiation and environmental pollution.

•	Marine and Aerospace. We provide reinsurance protection for marine hull, cargo, transit and offshore oil and gas operations on a proportional and non-proportional basis. We also provide specialized reinsurance protection in airline, general aviation and space insurance business primarily on a non-proportional basis.

•	Surety and Credit. Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers and the surety line relates primarily to bonds and other forms of security written by specialized surety insurers.

      Our insurance operations primarily consist of the following lines of business:

•	Medical Malpractice. Our medical malpractice business primarily provides coverage for group and individual physicians and small and medium sized hospital accounts. We offer commercial general liability in conjunction with medical malpractice coverage.

•	Professional Liability. Our professional liability business primarily consists of architects, engineers, environmental consultants and media professionals, as well as coverage for directors’ and officers’ liability.

•	Non-Standard Personal and Commercial Automobile. Our non-standard private passenger automobile book is primarily focused on California, Florida and to a lesser extent, New York. Our specialty commercial automobile book consists primarily of off-duty liability for truckers, short-term automobile rentals and West Coast regional waste haulers.

•	Specialty Liability. Our specialty liability business primarily focuses on casualty risks in the excess and surplus markets. Our target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products miscellaneous general liability and other niche markets. We also provide occupational benefit coverages targeted to federally recognized tribes.

•	Property and Package. Our property & package business is primarily focused on New York commercial property. Also included are risks of restaurant franchisees written throughout the United States.

      The following table sets forth our gross premiums written, by line of business, for each of the three years in the period ended December 31, 2005:

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

	(In millions)
Property excess of loss	$355.1	13.5%	$302.7	11.4%	$264.3	10.4%
Property proportional	438.7	16.7	386.8	14.6	413.5	16.2
Property facultative	27.3	1.0	65.0	2.5	74.8	2.9

Property reinsurance	821.1	31.2	754.5	28.5	752.6	29.5
Casualty excess of loss	287.8	11.0	299.2	11.3	304.3	11.9
Casualty proportional	404.1	15.4	557.2	21.0	615.8	24.1
Casualty facultative	105.1	4.0	101.1	3.8	78.8	3.1

Casualty reinsurance	797.0	30.4	957.5	36.1	998.9	39.1
Marine and aerospace	141.8	5.4	138.3	5.2	108.2	4.2
Surety and credit	104.5	4.0	106.3	4.0	85.8	3.4
Miscellaneous	(0.8)	—	12.2	0.5	15.0	0.6

Total reinsurance	1,863.6	71.0	1,968.8	74.3	1,960.5	76.8

Medical malpractice	150.6	5.7	137.6	5.2	110.6	4.4
Professional liability	114.2	4.4	65.1	2.5	33.8	1.3
Personal auto	103.6	3.9	92.7	3.5	66.7	2.6
Specialty liability	90.5	3.5	50.5	1.9	25.0	1.0
Commercial auto	32.4	1.2	15.2	0.6	15.7	0.6
Property and package	29.7	1.1	30.8	1.1	39.0	1.5

U.S. insurance	521.0	19.8	391.9	14.8	290.8	11.4

Liability lines — Newline	234.9	8.9	254.3	9.6	264.1	10.3
Other lines — Newline	7.4	0.3	10.9	0.4	19.3	0.8

Total insurance	763.3	29.0	657.1	24.8	574.2	22.5
Other	—	—	24.9	0.9	17.6	0.7

Total gross premiums written	$2,626.9	100.0%	$2,650.8	100.0%	$2,552.3	100.0%

      For the year ended December 31, 2005, total reinsurance gross premiums written were $1,863.6 million, or 71.0% of our gross premiums written, and the remaining $763.3 million, or 29.0%, was insurance business. Our insurance premiums include our U.S. Insurance division and business written in our Lloyd’s syndicate, which is part of our London Market division. Treaty reinsurance represents 66.0% of our total gross premiums written and 92.9% of our total reinsurance gross premiums written. Facultative reinsurance is 5.0% of our gross premiums written and 7.1% of our total reinsurance business. During 2005, 56.5% of our total reinsurance gross premiums written was proportional and 43.5% was excess of loss.
      We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. For the year ended December 31, 2005, $239.5 million, or 9.1%, of our gross premiums written were derived from property catastrophe excess of loss reinsurance. We also write property business, which has exposure to catastrophes, on a proportional basis, in North America and Latin America. In addition, the EuroAsia division writes largely property business, with exposure to catastrophes, primarily in Europe, Japan, the Pacific Rim and the Middle East.

      Treaty casualty business accounted for $691.9 million, or 26.4%, of gross premiums written for the year ended December 31, 2005, of which 58.4% was written on a proportional basis and 41.6% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, excess and surplus lines, workers’ compensation and accident and health, as well as general casualty products, including general liability and auto liability. Treaty property business represented $793.8 million, or 30.2%, of gross premiums written for the year ended December 31, 2005, primarily consisting of commercial property and homeowners’ coverage, of which 55.3% was written on a proportional basis and 44.7% was written on an excess of loss basis. Treaty marine and aerospace business accounted for $141.8 million, or 5.4%, of gross premiums written for the year ended December 31, 2005, of which 31.1% was written on an excess of loss basis and 68.9% on a proportional basis. Surety, credit and other miscellaneous reinsurance lines accounted for 4.0% of gross premiums written in 2005.
      Facultative reinsurance accounted for $132.4 million, or 5.0%, of gross premiums written for the year ended December 31, 2005, with 97.6% derived from the Americas division and 2.4% from the EuroAsia division. With respect to facultative business in the United States, we write only casualty reinsurance, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto lines; with respect to facultative business in Latin America and EuroAsia, we write primarily property reinsurance.
      We operate at Lloyd’s through our wholly owned syndicate, Newline, which is focused on casualty insurance. Our Lloyd’s membership provides strong brand recognition, extensive broker and distribution channels, worldwide licensing and augments our ability to write insurance business on an excess and surplus lines basis in the United States.
      We provide insurance products through our U.S. Insurance division. This business is comprised of specialty insurance business underwritten on both an admitted and non-admitted basis. Business is generated through national and regional agencies and brokers, as well as through program administrators. Each program administrator has strictly defined limitations on lines of business, premium capacity and policy limits. Many program administrators have limited geographic scope and all are limited regarding the type of business they may accept on our behalf. We underwrite medical malpractice insurance primarily on a non-admitted basis. Coverage is written on a claims-made basis, providing a wide range of limits and retentions.
      As a general matter, we target specific classes of business depending on the market conditions prevailing at any given point in time. We actively seek to grow our participation in classes experiencing improvements, and reduce or eliminate participation in those classes suffering from intense competition or poor fundamentals. Consequently, the classes of business for which we provide reinsurance are diverse in nature and the product mix within the reinsurance and insurance portfolios may change over time. From time to time, we may consider opportunistic expansion or entry into new classes of business or ventures, either through organic growth or the acquisition of other companies or books of business.
      We currently expect our gross premiums written to decline by up to 12% for the year ended December 31, 2006 as compared to 2005. This primarily reflects a reduction in the amount of reinsurance business we will write in 2006 on a proportional basis in certain classes of business, particularly for catastrophe exposed property business in the United States. Where appropriate, we intend to migrate proportional business to an excess of loss basis, which has the effect of reducing written premiums attributable to the coverage. We believe this more effectively allocates our capital resources in line with the underlying characteristics of the business. Proportional business represented 56.5% of our reinsurance gross premiums written for the year ended December 31, 2005, compared to 60.5% in 2004. Included in our gross premiums written in 2005 is $70.4 million in reinstatement premiums primarily attributable to the 2005 hurricanes. In the absence of similar catastrophes in 2006, we would not expect these premium amounts to recur in 2006. In addition, while pricing generally remains adequate across the casualty market, we expect a decline in casualty classes of business, reflecting lower levels of reinsurance purchased by our customers and increased competition in certain specialty classes.

Divisions
      Our business is organized across four operating divisions: the Americas, EuroAsia, London Market, and U.S. Insurance divisions. The table below illustrates gross premiums written by division for each of the three years in the period ended December 31, 2005.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

			(In millions)
Americas	$1,130.5	43.1%	$1,257.5	47.4%	$1,415.5	55.5%
EuroAsia	543.8	20.7	553.7	20.9	408.1	16.0
London Market	431.6	16.4	447.7	16.9	437.9	17.1
U.S. Insurance	521.0	19.8	391.9	14.8	290.8	11.4

Total gross premiums written	$2,626.9	100.0%	$2,650.8	100.0%	$2,552.3	100.0%

Americas Division
      The Americas is our largest division, accounting for $1.1 billion, or 43.1%, of our gross premiums written for the year ended December 31, 2005. The Americas division is organized into three major units: the United States, Latin America and Canada. The Americas division writes treaty, casualty and property, and facultative casualty reinsurance in the United States and Canada. In Latin America we write treaty and facultative property reinsurance along with other short-tail lines. The Americas division currently has 319 employees and operates through six offices: Stamford, New York City, Mexico City, Miami, Santiago and Toronto. The Americas division’s principal client base includes small to medium-sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies. Business is generated mainly through brokers.
      The following table displays gross premiums written by each of the units within the Americas division for each of the three years in the period ended December 31, 2005.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

			(In millions)
United States	$929.9	82.3%	$1,047.8	83.3%	$1,188.0	83.9%
Latin America	148.6	13.1	161.4	12.8	143.9	10.2
Canada	50.4	4.5	46.0	3.7	79.5	5.6
Other	1.6	0.1	2.3	0.2	4.1	0.3

Total gross premiums written	$1,130.5	100.0%	$1,257.5	100.0%	$1,415.5	100.0%

      The United States unit provides treaty reinsurance of virtually all classes of non-life insurance. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine and aerospace, accident and health, and surety lines. Facultative casualty is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto. The United States unit operates out of offices in Stamford and New

York City. The following table displays gross premiums written, by business segment, for the United States for each of the last three years in the period ended December 31, 2005.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

			(In millions)
Specialty casualty	$339.6	36.5%	$397.0	37.9%	$430.1	36.2%
Property	252.1	27.1	210.8	20.1	229.6	19.3
Facultative	104.9	11.3	100.0	9.5	78.7	6.6
General casualty	103.0	11.1	110.5	10.5	205.0	17.3
Alternative risk	54.8	5.9	67.9	6.5	105.8	8.9
Surety	47.4	5.1	43.6	4.2	43.0	3.6
Marine	25.4	2.7	24.0	2.3	16.6	1.4
Other	4.7	0.5	2.8	0.3	2.2	0.2
Specialty accounts	(2.0)	(0.2)	91.2	8.7	77.0	6.5

Total gross premiums written	$929.9	100.0%	$1,047.8	100.0%	$1,188.0	100.0%

      The Latin America unit writes primarily treaty and facultative business throughout Latin America and the Caribbean. The business is predominantly commercial property in nature, and also includes auto and marine lines. The Latin America unit has its principal office in Mexico City, with satellite offices in Miami and Santiago, Chile. The Canadian unit, which operates out of an office in Toronto, writes primarily property, crop hail and auto liability coverage.
      The following table displays gross premiums written for the Americas division, by type of business, for each of the three years in the period ended December 31, 2005.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

	(In millions)
Property excess of loss	$135.7	12.0%	$109.7	8.7%	$117.0	8.2%
Property proportional	227.4	20.1	188.3	15.0	248.7	17.6
Property facultative	24.1	2.2	60.5	4.8	66.2	4.7

Property reinsurance	387.2	34.3	358.5	28.5	431.9	30.5
Casualty excess of loss	203.4	18.0	224.6	17.9	249.9	17.6
Casualty proportional	345.8	30.6	479.7	38.1	573.9	40.5
Casualty facultative	105.2	9.3	101.1	8.0	78.8	5.6

Casualty reinsurance	654.4	57.9	805.4	64.0	902.6	63.7
Marine and aerospace	37.5	3.3	33.6	2.7	20.6	1.5
Surety and credit	52.2	4.6	47.8	3.8	45.4	3.2
Miscellaneous lines	(0.8)	(0.1)	12.2	1.0	15.0	1.1

Total gross premiums written	$1,130.5	100.0%	$1,257.5	100.0%	$1,415.5	100.0%

EuroAsia Division
      The EuroAsia division accounted for $543.8 million, or 20.7%, of our gross premiums written for the year ended December 31, 2005. The division primarily writes property business and short tail treaty business. The EuroAsia division, employing 87 employees currently, operates out of four offices, with principal offices in Paris and Singapore and satellite offices in Stockholm and Tokyo. Business is produced through a strong network of global and regional brokers. The EuroAsia division underwrites through brokers for 66.1% of the business and

33.9% directly. Our top five brokers for the EuroAsia division in 2005, which included Aon Corp., Benfield Group, Ltd., Gras Savoye, Guy Carpenter & Co., Inc. and Willis Group Holdings Ltd., generated 44.2% of the division’s business in 2005.
      The Paris branch office is the headquarters of the EuroAsia division and the underwriting center in charge of Europe, the Middle East and Africa, with an office in Stockholm, Sweden, covering the Nordic countries and Russia. The Paris branch writes primarily property, motor, credit and bond, accident and health, marine and aerospace and liability business. The Asia Pacific Rim unit, headquartered in Singapore with an office in Tokyo, writes reinsurance on both a treaty and facultative basis. The primary lines of business offered in the Asia Pacific Rim include property, marine, motor, accident and health, credit and bond coverages, and liability business. During 2005, Europe represented 66.4% of gross premiums written while Asia represented 21.3% and the Middle East, Africa and America comprised the remaining 12.3%.
      The following table displays gross premiums written for the EuroAsia division, by type of coverage, for each of the last three years in the period ended December 31, 2005.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

			(In millions)
Property	$326.0	60.0%	$304.2	55.0%	$231.1	56.7%
Motor	88.4	16.3	79.6	14.4	59.1	14.5
Surety and credit	52.3	9.6	58.5	10.6	40.4	9.9
Marine	28.5	5.2	29.4	5.3	22.1	5.4
Liability	22.7	4.2	20.8	3.7	13.6	3.3
Aerospace	14.4	2.6	12.5	2.2	7.8	1.9
Accident and health	11.5	2.1	23.8	4.3	16.4	4.0
Other	—	—	24.9	4.5	17.6	4.3

Total gross premiums written	$543.8	100.0%	$553.7	100.0%	$408.1	100.0%

      The property business, including the property component of motor business, in EuroAsia is 58.6% proportional, 40.4% excess of loss and 1.0% facultative. Per risk coverages account for 53.3% of the property business, while 25.3% relates to catastrophe coverage. The remaining property coverages include lines such as crop and facultative.
      The following table displays gross premiums written for the EuroAsia division, by type of business, for each of the three years in the period ended December 31, 2005. Gross premiums written for the years ended December 31, 2004 and 2003 included $24.9 million and $17.6 million, respectively, attributable to the consolidation of First Capital Insurance Limited (“First Capital”), which writes business in Singapore. Starting in the fourth quarter of 2004, the Company’s economic interest in First Capital declined to less than 50%, and First Capital is no longer consolidated in our consolidated financial statements.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

			(In millions)
Property excess of loss	$140.0	25.8%	$126.8	22.9%	$99.4	24.4%
Property proportional	203.1	37.3	191.6	34.6	150.2	36.8
Property facultative	3.3	0.6	4.5	0.8	8.6	2.1

Property	346.4	63.7	322.9	58.3	258.2	63.3
Casualty excess of loss	66.9	12.3	51.6	9.3	35.1	8.6
Casualty proportional	35.0	6.5	54.0	9.8	26.9	6.6

Casualty	101.9	18.8	105.6	19.1	62.0	15.2
Marine and aerospace	43.2	7.9	41.8	7.5	29.9	7.3
Surety and credit	52.3	9.6	58.5	10.6	40.4	9.9
Other	—	—	24.9	4.5	17.6	4.3

Total gross premiums written	$543.8	100.0%	$553.7	100.0%	$408.1	100.0%

London Market Division
      The London Market division accounted for $431.6 million, or 16.4%, of our gross written premiums for the year ended December 31, 2005. The London Market division, with 73 employees in our London and Bristol offices, currently operates through two platforms: Newline and the London branch. Newline’s business focus is international casualty insurance, while the London branch writes worldwide treaty reinsurance. Our underwriting platforms are run by an integrated management team with a common business approach. In December 2005, we received approval from the Financial Services Authority to establish a new UK insurance entity, Newline Insurance Company Limited, which will complement the current structure and provide another distribution channel for our London insurance operations. Business is distributed through a diverse group of brokers with the top five brokers representing 57.1% of gross premiums written. Our top London Market division brokers include Aon, HSBC Insurance Brokers, Heath Lambert, Marsh Inc. and Willis.
      For the year ended December 31, 2005, the London branch had gross premiums written of $189.3 million, or 43.9% of the total London Market division. The London branch writes worldwide treaty reinsurance through three business units: property, marine and aerospace, and international casualty. The property unit (comprising mainly retrocessional and catastrophe excess of loss business) represents just under one half of the total gross premiums written for the year ended December 31, 2005. Geographically, 87.1% of the branch business is located in the UK, Western Europe and the United States and is distributed through a diverse group of global and regional brokers.
      For the year ended December 31, 2005, Newline had gross premiums written of $242.3 million, or 56.1% of the total London Market division. Newline writes international casualty insurance in five sectors: professional indemnity, directors’ and officers’ liability, crime, financial institution professional indemnity and liability. Newline’s target market is generally small to medium sized accounts which could be either private or public companies. The United Kingdom, Australia and Western Europe represent 84.8% of Newline’s business.

      The following table displays gross premiums written for the London Market division, by type of business, for each of the three years in the period ended December 31, 2005.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

	(In millions)
Property excess of loss	$79.4	18.4%	$66.2	14.9%	$48.0	11.0%
Property proportional	8.3	1.9	6.9	1.5	14.6	3.3

Property reinsurance	87.7	20.3	73.1	16.4	62.6	14.3
Casualty excess of loss	17.5	4.1	22.9	5.2	19.3	4.4
Casualty proportional	23.1	5.4	23.5	5.2	15.0	3.4

Casualty reinsurance	40.6	9.5	46.4	10.4	34.3	7.8
Marine and aerospace	61.0	14.1	63.0	14.0	57.6	13.2

Total reinsurance	189.3	43.9	182.5	40.8	154.5	35.3
Liability lines — Newline	234.9	54.4	254.3	56.8	264.1	60.3
Other — Newline	7.4	1.7	10.9	2.4	19.3	4.4

Total gross premiums written	$431.6	100.0%	$447.7	100.0%	$437.9	100.0%

U.S. Insurance Division
      Trademarked as “Hudson Insurance Group,” the U.S. Insurance division provides underwriting capacity on an admitted and non-admitted basis to medical malpractice and specialty insurance markets nationwide. The U.S. Insurance division generated $521.0 million, or 19.8%, of our gross premiums written for the year ended December 31, 2005. The U.S. Insurance division employs 113 people and operates from offices in New York, Chicago and Napa. Approximately 75.7% of the division’s business is written in 10 states/ territories, with the top five states/ territories representing 60.7% of the division’s total premiums.
      Our medical malpractice business provides coverage to a wide variety of insureds, including small and mid-sized hospitals, physicians and physician groups, and is primarily focused on 12 states throughout the United States. Coverage is generally offered on a claims-made basis and is written on a surplus lines basis to provide rate and form flexibility. This business is distributed primarily through regional brokers.
      In addition, the U.S. Insurance division provides primary coverage for a variety of risks, including non-standard personal auto, commercial auto, specialty liability and other niche markets. We manage a limited number of active program administrator relationships, with a majority of our business concentrated in our top ten relationships. We perform extensive due diligence on all new and existing program administrators and look to do business with organizations that have a long and well-documented track record in their area of expertise. Strong monitoring systems are in place and our program administrators are incentivized to produce profitable insurance business rather than to merely generate volume.

      The following table displays gross premiums written for the U.S. Insurance division, by type of business, for each of the three years in the period ended December 31, 2005.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

			(In millions)
Medical malpractice	$150.6	28.9%	$137.7	35.0%	$110.6	38.1%
Professional liability	114.2	21.9	65.0	16.6	33.8	11.6
Personal auto	103.6	19.9	92.7	23.7	66.7	22.9
Specialty liability	90.5	17.4	50.5	12.9	25.0	8.6
Commercial auto	32.4	6.2	15.2	3.9	15.7	5.4
Property and package	29.7	5.7	30.8	7.9	39.0	13.4

Total gross premiums written	$521.0	100.0%	$391.9	100.0%	$290.8	100.0%

      The following table provides additional detail regarding our medical malpractice business for each of the three years in the period ended December 31, 2005.

	Years Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

			(In millions)
Physician groups and clinics	$50.3	33.4%	$68.3	49.6%	$61.6	55.7%
Select markets	41.4	27.5	23.4	17.0	8.8	8.0
Hospitals	32.8	21.8	21.9	15.9	16.5	14.9
Individual physicians	20.4	13.5	15.7	11.4	16.0	14.5
Other healthcare providers	5.7	3.8	8.4	6.1	7.7	6.9

Medical malpractice gross premiums written	$150.6	100.0%	$137.7	100.0%	$110.6	100.0%

Retention Levels and Retrocession Arrangements
      We impose maximum retentions on a per risk basis. We believe that the levels of gross capacity per property risk that are in place are sufficient to achieve our objective of attracting business in the international markets. The following table illustrates the current gross capacity, cession (reinsurance retrocession) and net retention generally applicable under our underwriting guidelines. Larger limits may be written, subject to the approval of senior management.

	Gross	Retrocession/	Net
	Capacity	Reinsurance	Retention

	(In millions)
Treaty
Property	$15.0	$—	$15.0
Casualty	7.5	—	7.5
Facultative
Property	10.0	9.0	1.0
Casualty	5.0	2.0	3.0
Insurance
Medical malpractice	11.0	10.1	0.9
Other casualty	10.0	6.5	3.5
Property	10.0	9.0	1.0
Newline	17.8	13.3	4.5

      We purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on insurance and reinsurance underwritten and to limit our exposure with respect to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against this risk, we purchase catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographic scope of the coverage and the cost each vary from year to year. The maximum recovery from a major United States catastrophic event in 2005 was $75.0 million, which is increased by proportional protection covering targeted portions of our property business. Specific reinsurance protections are also placed to protect selected portions of our portfolio. As of December 31, 2005, our catastrophe excess of loss reinsurance protection available for losses in the United States was exhausted by losses incurred by Hurricanes Katrina, Rita and Wilma. Depending on the cost and availability, we may elect not to purchase new or renewal coverage for catastrophe risks across our reinsurance portfolio in 2006. The ultimate amount of coverage we purchase will be considered in establishing the maximum amount of catastrophe exposure assumed by us during 2006.
      When we enter into retrocessional agreements, we cede to reinsurers a portion of our risks and pay premiums based upon the risk and exposure of the policies subject to the reinsurance. Although the reinsurer is liable to us for the reinsurance ceded, we retain the ultimate liability in the event the reinsurer is unable to meet its obligation at some later date.
      Our ten largest reinsurers represent 54.6% of our total reinsurance recoverables as of December 31, 2005. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $28.1 million of reinsurance recoverables as of December 31, 2005, and the average balance is less than $2.0 million. Our reinsurance recoverables attributable to losses from Hurricanes Katrina, Rita and Wilma were $223.7 million as of December 31, 2005.
      The following table shows the total amount which is recoverable from each of our ten largest reinsurers for paid and unpaid losses as of December 31, 2005, the amount of collateral held, and each reinsurer’s A.M. Best rating (in millions).

	Reinsurance		A.M. Best
Reinsurer	Recoverable	Collateral	Rating

1 nSpire Re Limited	$188.3	$228.7	NR
2 Underwriters Reinsurance Company (Barbados) Incorporated	145.3	156.3	NR
3 Lloyd’s	94.0	0.4	A
4 London Life & General Reinsurance Company, Limited	62.3	66.1	A
5 Swiss Reinsurance America Corporation	60.6	—	A+
6 National Indemnity Company	50.0	—	A++
7 London Life & Casualty Reinsurance Corporation	39.4	44.0	A
8 Federal Insurance Company	37.0	0.8	A++
9 Glacier Re AG	30.0	30.0	NR
10 Partner Reinsurance Co. of the US	29.5	2.3	A+

Sub-total	736.4	528.6
All Other	611.3	227.1

Total	$1,347.7	$755.7

      For additional information on our retrocession agreements, please refer to Notes 10 and 11 to the consolidated financial statements included in this report.
Claims
      Reinsurance claims are managed by our professional claims staff, whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves, and payment of claims. Claims staff recognize that fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to clients and enhances our reputation. In addition to claims assessment, processing and payment, our claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which we believe benefits all parties to the reinsurance arrangement. Claims audits are conducted in the ordinary course of business. In certain instances, a claims audit may be performed prior to assuming reinsurance business.
      A dedicated claims unit manages the claims related to environmental impairment and asbestos-related illness liabilities, due to the significantly greater uncertainty involving these exposures. This unit performs audits of cedants with significant asbestos and environmental exposure to assess our potential liabilities. This unit also monitors developments within the insurance industry that may have a potential impact on our reserves.
      For our medical malpractice business, written by the U.S. Insurance division, we employ a professional claims staff to confirm coverage, investigate, and administer all other aspects of the adjusting process from the inception to the final resolution of insurance claims. Insurance claims relating to our specialty insurance business conducted through program administrators are generally handled by third party administrators, typically specialists in defined business, who have limited authority and are subject to continuous oversight and review by our internal professional claims staff.
Reserves for Unpaid Losses and Loss Adjustment Expenses
      We establish reserves to recognize liabilities for unpaid losses and loss adjustment expenses (“LAE”), which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred on or before the balance sheet date, including events which have not yet been reported to the ceding company. Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured to the ceding company, the reporting of the loss by the ceding company to the reinsurer, the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer.
      We rely on loss information received from ceding companies to establish our estimate of losses and LAE. The types of information we receive from ceding companies generally vary by the type of contract. Proportional/quota share contracts are generally reported on at least a quarterly basis, providing premium and loss activity as estimated by the ceding company. Our experienced accounting staff have the primary responsibility for managing the handling of information received on these types of contracts. Our claims staff may also assist in the analysis, depending on the size or type of individual loss reported on proportional/quota share contracts. Cedant reporting for facultative and excess of loss contracts includes detailed individual claim information, including the description of injury, confirmation of cedant liability, and the cedant’s current estimate of liability. Our experienced claims staff has the responsibility for managing and analyzing the individual claim information. Based on the claims staff’s evaluation of the claim, we may choose to establish additional case reserves over that reported by the ceding company. Due to potential differences in ceding company reporting practices, our accounting, claims, and internal audit departments perform reviews on ceding carriers to ensure that their underwriting and claims procedures meet our standards.
      We also establish reserves to provide for incurred but not reported claims and the estimated expenses of settling claims (“IBNR”), including legal and other fees, and the general expenses of administering the claims adjustment process, known as loss adjustment expenses. We periodically revise such reserves to adjust for changes in the expected loss development pattern over time.
      We rely on the underwriting and claim information provided by the ceding companies to compile our analysis of losses and LAE. This data is aggregated by geographic region and type of business to facilitate analysis. We calculate incurred but not reported loss and LAE reserves using generally accepted actuarial reserving techniques to project the ultimate liability for losses and LAE. IBNR includes a provision for losses incurred but not yet reported to us as well as anticipated additional emergence on claims already reported by the ceding companies or claimants. The actuarial techniques for projecting loss and LAE reserves rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date. The process relies upon the assumption that past experience, supplemented by qualitative judgment where quantitative methods provide incomplete results, is an appropriate basis for predicting future events. The estimation of loss reserves is a complex process, especially in view of changes in the legal and social environment which impact the development of loss reserves, therefore quantitative techniques frequently have to be supplemented by qualitative assessments by management. These qualitative assessments may be required where emerging trends in claims frequency and severity, litigation, social and legislative changes are not fully contemplated in quantitative techniques.
      Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events that may or may not occur in the future, thereby affecting assumptions of claims frequency and severity. The eventual outcome of these events may be different from the assumptions underlying our reserve estimates. In the event that loss trends diverge from expected trends, we adjust our reserves to reflect the actual emergence which is known during the period. On a quarterly basis, we compare actual emergence in the quarter and cumulatively since the implementation of the last reserve review to the expectation of reported loss for the period. Variation in actual emergence from expectations may result in a change in loss and LAE reserve. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. Changes in expected claim payment rates, which represent one component of loss and LAE emergence, may also impact our liquidity and capital resources, as discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      The reserving process is complex and the inherent uncertainties of estimating such reserves are significant, due primarily to the longer-term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. As a result, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in our consolidated financial statements. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward, and even then, the ultimate net liability may be less than or greater than the revised estimates.
      We have exposure to asbestos and environmental pollution and latent injury damage claims on policies written prior to the mid 1980s. Included in our reserves are amounts related to environmental impairment and asbestos-related illnesses, which, net of related reinsurance recoverable, totaled $132.8 million and $99.0 million as of December 31, 2005 and 2004, respectively. The majority of our environmental and asbestos-related liabilities arise from contracts entered into before 1986 that were underwritten as standard general liability coverages where the contracts contained terms which, for us and the industry overall, have been interpreted by the courts to provide coverage for asbestos and environmental exposures not contemplated by the original pricing or reserving of the covers. Our estimate of our ultimate liability for these exposures includes case basis reserves and a provision for liabilities incurred but not yet reported. Case basis reserves are a combination of reserves reported to us by ceding companies and additional case reserves determined by our dedicated asbestos and environmental claims unit. We rely on an annual analysis of Company and industry loss emergence trends to estimate the loss and LAE reserve for this exposure, including projections based on historical loss emergence and loss completion factors supplied from other company and industry sources.
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
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (a) continued growth in the number of claims filed due to a more aggressive plaintiffs’ bar; (b) an increase in claims involving defendants formerly regarded as peripheral; (c) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (d) the concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (e) the potential that states or the U.S. Congress may enact legislation regarding asbestos litigation reform.
      We believe these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposure. See Note 9 to the consolidated financial statements for additional historical information on loss and LAE reserves for these exposures.
      In the event that loss trends diverge from expected trends, we may have to adjust our reserves for loss and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. Management believes that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at December 31, 2005. Due to the uncertainty involving estimates of ultimate loss and LAE, including asbestos and environmental exposures, management does not attempt to produce a range around its best estimate of loss.

Historical Loss Reserve Trends
      We have recognized significant increases to estimates for prior years’ recorded loss liabilities. Net income was adversely impacted in the calendar years where reserve estimates relating to prior years were increased. It is not possible to assure that adverse development on prior years’ losses will not occur in the future. If adverse development does occur in future years, it may have a material adverse impact on net income.
      The “Ten Year Analysis of Consolidated Net Losses and Loss Adjustment Expense Reserve Development Table” that follows presents the development of balance sheet loss and LAE reserves for calendar years 1995 through 2005. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and LAE reserve of $1,987 million as of December 31, 1995, by the end of 2005, $1,715 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,987 million was re-estimated to be $2,073 million as of December 31, 2005. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net deficiency of $221 million as of December 31, 2005, related to December 31, 1996 net loss and LAE reserves of $1,992 million, represents the cumulative amount by which net reserves for 1996 have developed unfavorably from 1996 through 2005.

      Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1998 for $150,000 was first reserved in 1995 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1995 through 1997 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.
Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table
Presented Net of Reinsurance With Supplemental Gross Data

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

	(In millions)
Reserves for unpaid losses and LAE	$1,987	$1,992	$2,134	$1,988	$1,831	$1,667	$1,674	$1,864	$2,372	$3,172	$3,911
Paid (cumulative) as of:
One year later	476	457	546	594	609	596	616	602	632	914
Two years later	780	837	994	1,055	1,042	1,010	985	999	1,213
Three years later	1,007	1,142	1,342	1,353	1,333	1,276	1,296	1,424
Four years later	1,208	1,349	1,518	1,546	1,506	1,553	1,602
Five years later	1,322	1,475	1,649	1,675	1,718	1,802
Six years later	1,403	1,586	1,756	1,828	1,901
Seven years later	1,505	1,680	1,848	1,941
Eight years later	1,593	1,758	1,928
Nine years later	1,657	1,820
Ten years later	1,715
Liability re-estimated as of:
One year later	2,001	2,107	2,113	2,034	1,846	1,690	1,760	1,993	2,561	3,345
Two years later	2,074	2,121	2,151	2,043	1,862	1,787	1,935	2,240	2,828
Three years later	2,069	2,105	2,131	2,044	1,951	2,018	2,194	2,573
Four years later	2,008	2,074	2,128	2,104	2,144	2,280	2,514
Five years later	1,977	2,066	2,169	2,246	2,332	2,581
Six years later	1,975	2,085	2,237	2,345	2,572
Seven years later	1,978	2,098	2,284	2,475
Eight years later	1,968	2,133	2,372
Nine years later	1,990	2,213
Ten years later	2,073
Cumulative redundancy/(deficiency)	$(86)	$(221)	$(238)	$(487)	$(741)	$(914)	$(840)	$(709)	$(456)	$(173)

Gross liability — end of year		$2,647	$2,894	$2,692	$2,570	$2,566	$2,720	$2,872	$3,400	$4,225	$5,118
Reinsurance recoverables		655	760	704	739	899	1,046	1,008	1,028	1,053	1,207

Net liability — end of year		1,992	2,134	1,988	1,831	1,667	1,674	1,864	2,372	3,172	3,911

Gross re-estimated liability at December 31, 2005		3,155	3,348	3,567	3,775	3,903	3,983	3,935	3,993	4,488
Re-estimated recoverables at December 31, 2005		942	976	1,092	1,203	1,322	1,469	1,362	1,165	1,143

Net re-estimated liability at December 31, 2005		2,213	2,372	2,475	2,572	2,581	2,514	2,573	2,828	3,345

Gross cumulative deficiency		$(508)	$(454)	$(875)	$(1,205)	$(1,337)	$(1,263)	$(1,063)	$(593)	$(263)

      The incurred loss and LAE liability re-estimate for the year ended December 31, 2005 includes a $173 million provision for an increase in loss and LAE on prior years. Through December 2005, we have also increased estimates of loss on outstanding loss liabilities held at year end 2001, 2002 and 2003 by $840 million, $709 million and $456 million, respectively. This increase in loss estimates is attributable to U.S. casualty business written in the late 1990s through early 2000s. The U.S. casualty classes of business include general liability, professional liability and excess workers’ compensation. Competitive conditions, economic uncertainty and the proliferation of claims relating to bankruptcies and other financial and management improprieties in the United States during this period contribute to the difficulty in estimating losses for these years.
      For calendar years 2002 through 2005, we experienced claim frequency and severity greater than expectations established based on a review of the prior years’ loss trends, particularly for business written in the period 1997 through 2000. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the competitive conditions in the industry at that time, affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Professional liability was impacted by the increase in frequency and severity of claims relating to bankruptcies and other financial and management improprieties in the late 1990s through early 2000s.
      The liability re-estimate reported for year end 1995 losses and LAE at December 31, 2005 results from increased reserves for asbestos liabilities associated with United States casualty contracts generally written prior to 1986. These contracts contained contract terms that, for us and the industry overall, have been interpreted by the courts to provide coverage for asbestos and environmental exposures that were not contemplated by the original pricing or reserving of the covers. Our estimates of environmental liabilities have declined over the most recent calendar years.
      We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at December 31, 2005. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for loss and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results.
      The following table is derived from the “Ten Year Analysis of Consolidated Net Losses and Loss Adjustment Expense Reserve Development Table” above. It summarizes the effect of re-estimating prior year loss reserves as of December 31, 2005, net of reinsurance, on pre-tax income for the latest ten calendar years through December 31, 2005. Each column represents the calendar year development by each accident year. For example, in calendar year 2005, the impact of re-estimates of prior year loss reserves reduced pre-tax income by $172.7 million.

	Development in Calendar Year

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

					(In millions)
Accident Year Contributing to Loss Reserve Development
1995 and Prior	$(13.8)	$(73.0)	$4.6	$61.4	$29.4	$1.4	$(2.9)	$10.5	$(21.8)	$(83.6)
1996		(41.9)	(18.8)	(45.4)	1.0	6.0	(17.0)	(23.0)	(13.7)	4.1
1997			35.6	(54.3)	(11.0)	(5.0)	(22.0)	(55.0)	(10.8)	(8.7)
1998				(7.4)	(29.6)	(4.0)	(19.0)	(74.0)	(52.1)	(41.8)
1999					(5.7)	(15.0)	(28.0)	(51.0)	(89.5)	(110.8)
2000						(6.5)	(9.0)	(38.0)	(74.6)	(59.3)
2001							12.4	56.0	2.5	(19.0)
2002								46.6	12.2	(13.8)
2003									57.8	66.7
2004										93.5

Total Calendar Year Effect on Pre-tax Income Resulting from Reserve Re-estimation	$(13.8)	$(114.9)	$21.4	$(45.7)	$(15.9)	$(23.1)	$(85.5)	$(127.9)	$(190.0)	$(172.7)

      The significant increases in reserves on accident years 1996 through 2001 relate principally to casualty reinsurance written in the United States. The late 1990s and early 2000s saw a proliferation of claims relating to bankruptcies and corporate improprieties. This resulted in an increase in the frequency and severity of claims in professional liability lines. Additionally, general liability and excess workers’ compensation classes of business in this period reflected increasing competitive conditions. These factors have impacted our ability to estimate loss and LAE for this exposure, particularly in the 2002 through 2005 calendar year period.

      Improvements in competitive conditions and economic environment beginning in 2001 have resulted in a generally downward trend on re-estimated reserves for accident year 2002 through 2004 losses. Initial loss estimates for these more recent accident years did not fully anticipate the improvements in competitive and economic conditions achieved since the late 1990s through the early 2000s.
      The following table summarizes our provision for unpaid losses and LAE for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003

Gross unpaid losses and LAE, beginning of year	$4,224.6	$3,399.5	$2,871.6
Less: ceded unpaid losses and LAE, beginning of year	1,052.8	1,028.1	1,007.5

Net unpaid losses and LAE, beginning of year	3,171.8	2,371.4	1,864.1

Acquisition and disposition of net unpaid losses and LAE	—	77.1	—

Losses and LAE incurred related to:
Current year	1,888.9	1,441.1	1,208.1
Prior years	172.7	190.0	127.9

Total losses and LAE incurred	2,061.6	1,631.1	1,336.0

Paid losses and LAE related to:
Current year	380.7	300.3	241.6
Prior years	913.7	632.4	601.8

Total paid losses and LAE	1,294.4	932.7	843.4

Effects of exchange rate changes	(28.1)	24.9	14.7

Net unpaid losses and LAE, end of year	3,910.9	3,171.8	2,371.4
Add: ceded unpaid losses and LAE, end of year	1,206.8	1,052.8	1,028.1

Gross unpaid losses and LAE, end of year	$5,117.7	$4,224.6	$3,399.5

      The above amounts reflect tabular reserving for workers’ compensation indemnity reserves that are considered fixed and determinable. We discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2005, 2004 and 2003 was $90.3 million, $76.7 million and $66.7 million, respectively.

      Gross and net development for asbestos and environmental reserves for the last three calendar years are provided in the following table (in millions):

	2005	2004	2003

Asbestos
Gross unpaid losses and LAE, beginning of year	$242.2	$216.1	$189.7
Gross losses and LAE incurred	54.2	54.2	46.8
Gross calendar year paid losses and LAE	21.7	28.1	20.4

Gross unpaid losses and LAE, end of year	$274.7	$242.2	$216.1

Net unpaid losses and LAE, beginning of year	$82.7	$52.7	$41.1
Net losses and LAE incurred	41.2	30.0	11.6
Net calendar year paid losses and LAE	4.6	—	—

Net unpaid losses and LAE, end of year	$119.3	$82.7	$52.7

Environmental
Gross unpaid losses and LAE, beginning of year	$29.9	$33.3	$45.7
Gross losses and LAE incurred	9.7	2.8	(3.3)
Gross calendar year paid losses and LAE	(0.8)	6.2	9.1

Gross unpaid losses and LAE, end of year	$40.4	$29.9	$33.3

Net unpaid losses and LAE, beginning of year	$16.3	$37.4	$37.9
Net losses and LAE incurred	(0.9)	(21.1)	(0.5)
Net calendar year paid losses and LAE	1.9	—	—

Net unpaid losses and LAE, end of year	$13.5	$16.3	$37.4

      Our survival ratio for environmental and asbestos-related liabilities as of December 31, 2005 is 11 years. Our underlying survival ratio for environmental-related liabilities is seven years and for asbestos-related liabilities is 12 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, divided by the average paid environmental and asbestos claims for the last three years of $18.3 million, which is net of reinsurance but prior to amounts subject to cession to the 1995 Stop Loss Agreement (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance and Retrocessions.”).
      Favorable emergence for environmental claims for the year ended December 31, 2005 was offset by unfavorable emergence for asbestos claims. Net losses and LAE for asbestos claims increased $41.2 million for the year ended December 31, 2005. Environmental net losses and LAE declined $0.9 million for the year ended December 31, 2005.
Investments
      As of December 31, 2005, we held cash and investments totaling $5.9 billion, with a net unrealized gain of $164.7 million, before taxes. Our overall strategy is to maximize the total return of the investment portfolio, while prudently preserving invested capital and providing sufficient liquidity for the payment of claims and other policy obligations.
      Our investment guidelines stress preservation of capital, market liquidity, diversification of risk and a long-term, value-oriented strategy. We seek to invest in securities that we believe are selling below their intrinsic value, in order to protect capital from loss and generate above-average, long term total returns.
      No attempt is made to forecast the economy, the future level of interest rates or the stock market. Equities are selected on the basis of selling prices which are at a discount to their estimated intrinsic values. Downside protection is obtained by seeking a margin of safety in terms of a sound financial position. Fixed income securities are selected on the basis of yield spreads over Treasury bonds, subject to stringent credit analysis.

Securities meeting these criteria may not be readily available, in which case Treasury bonds are emphasized. Notwithstanding the foregoing, our investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities.
      As part of our review and monitoring process, we regularly test the impact of a simultaneous substantial reduction in common stock, preferred stock, and bond prices on our capital to ensure that capital adequacy will be maintained at all times.
      The investment portfolio is structured to provide a high level of liquidity. The table below shows the aggregate amounts of investments in fixed income securities, equity securities, cash and cash equivalents and other invested assets comprising our portfolio of invested assets.

	At December 31,

	2005		2004

	$	% of Total	$	% of Total

	(In millions)
Fixed income securities, at fair value	$2,629.8	44.3%	$2,505.6	49.4%
Equity securities, at fair value	605.8	10.2	453.6	8.9
Equity securities, at equity	534.4	9.0	402.6	7.9
Cash, cash equivalents and short-term investments	1,727.9	29.2	1,364.2	26.9
Other invested assets	188.8	3.2	171.8	3.4
Cash collateral for borrowed securities	240.7	4.1	176.5	3.5

Total cash and invested assets	$5,927.4	100.0%	$5,074.3	100.0%

      As of December 31, 2005, our fixed income securities had a dollar weighted average rating of “AA,” as measured by Standard & Poor’s, and an average yield to maturity, based on market values, of 7.1% before investment expenses. As of December 31, 2005 the duration of our fixed income securities was 9.9 years. Including cash and cash equivalents, the duration was 6.0 years.
      Market Sensitive Instruments. Our investment portfolio includes investments that are subject to changes in market values as interest rates change. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would cause a decrease in total return of 9.3% and 16.9%, respectively, which equates to a decrease in market value of $243.3 million and $445.7 million, respectively, on a fixed income portfolio valued at $2.6 billion as of December 31, 2005. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
      The following table summarizes the fair value of our investments (other than equity securities, cash collateral for borrowed securities and other invested assets) at the dates indicated.

	At December 31,

Type of Investment	2005	2004

	(In millions)
United States government, government agencies and authorities	$1,511.4	$1,363.0
States, municipalities and political subdivisions	184.2	183.5
Foreign governments	372.8	344.4
All other corporate	561.4	614.7

Total fixed income securities	2,629.8	2,505.6
Short-term investments	199.5	213.4
Cash and cash equivalents	1,528.4	1,150.7

Total	$4,357.7	$3,869.7

      The following table summarizes the fair value by contractual maturities of our fixed income securities at the dates indicated.

	At December 31,

	2005	2004

	(In millions)
Due in less than one year	$165.7	$70.7
Due after one through five years	277.2	237.3
Due after five through ten years	114.8	137.0
Due after ten years	2,072.1	2,060.6

Total	$2,629.8	$2,505.6

      The contractual maturities reflected above may differ from the actual maturities due to the existence of call or put features. As of December 31, 2005 and 2004, approximately 4% and 4%, respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. As of December 31, 2005 and 2004, approximately 5% and 4%, respectively, of the fixed income securities shown above had a put feature, which, if exercised at our option, would require the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above, if the call feature or put feature is exercised, the actual maturities will be shorter than the contractual maturities shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be the same as the contractual maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be the same as the contractual maturities shown above if the investor elects not to exercise its put feature, but to hold the securities to their final maturity dates.
      Quality of Debt Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2005	2004

AAA/Aaa	79.7%	82.4%
AA/Aa2	5.4	4.0
A/A2	0.1	0.1
BBB/Baa2	0.2	0.2
BB/Ba2	5.2	3.4
B/B2	0.9	1.1
CCC/Caa or lower, or not rated	8.5	8.8

Total	100.0%	100.0%

      As of December 31, 2005, 14.6% of our fixed income securities were rated BB/ Ba2 or lower, compared to 13.3% as of December 31, 2004. During 2005, the ratings of certain fixed income securities in the automotive sector declined, largely contributing to the increase in BB/Ba2 securities. In addition, we acquired certain non investment grade securities during 2005, as we believe these securities will provide a favorable investment return.
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
      These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers and insurers. The financial strength ratings of our principal operating subsidiaries are: A.M. Best: “A” (Excellent), Standard & Poor’s: “A-” (Strong), and Moody’s: “A3” (Good Financial Security).
      Our senior unsecured debt is currently rated “BBB-” by Standard & Poor’s, “Baa3” by Moody’s and “bbb” by A.M. Best. Our series A and series B preferred shares are currently rated “BB” by Standard & Poor’s, “Ba2” by Moody’s and “bb+” by A.M. Best.
      Following our announcement on March 16, 2006 that the filing of our annual report on Form 10-K would be delayed in connection with the restatement of our consolidated financial statements, Standard & Poor’s placed on CreditWatch with negative implications our counterparty credit, senior unsecured debt and preferred stock ratings and the financial strength ratings of our principal operating subsidiaries. In addition, Moody’s revised from “stable” to “negative” the outlook for our senior debt and preferred stock and the insurance financial strength ratings of our principal operating subsidiaries. Further, A.M. Best placed under review with negative implications our debt ratings and the financial strength ratings of our principal operating subsidiaries.
Marketing
      We provide property and casualty reinsurance capacity in the United States market primarily through brokers, and in international markets through brokers and directly to insurers and reinsurers. We focus our marketing on potential clients and brokers that have the ability and expertise to provide the detailed and accurate underwriting information we need to properly evaluate each piece of business. Further, we seek relationships with new clients that will further diversify our existing book of business without sacrificing our underwriting discipline.
      We believe that the willingness of a primary insurer or reinsurer to use a specific reinsurer is not based solely on pricing. Other factors include the client’s perception of the reinsurer’s financial security, its claims-paying ability ratings, its ability to design customized products to serve the client’s needs, the quality of its overall service, and its commitment to provide the client with reinsurance capacity. We believe we have developed a reputation with our clients for prompt responses on underwriting submissions and timely claims payments. Additionally, we believe our level of capital and surplus demonstrates our strong financial position and intent to continue providing reinsurance capacity.
      The reinsurance broker market consists of several significant national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the consolidated financial statements. Our five largest reinsurance brokers accounted for an aggregate of 62.7% of our reinsurance gross premiums written in 2005.
      Direct distribution is an important channel for us in the overseas markets served by the Latin America unit of the Americas division and the EuroAsia division. Direct placement of reinsurance enables us to access clients who prefer to place their reinsurance directly with their reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.
      Our primary insurance business generated through the U.S. Insurance division is written principally through national and regional agencies and brokers, as well as through general agency relationships. Newline’s primary market business is written through agency and direct distribution channels.

      The following table shows our gross premiums written, by distribution source, for the year ended December 31, 2005 (in millions).

	For the Year Ended
	December 31, 2005

	$	%

Guy Carpenter & Co., Inc.	$433.9	16.5%
Aon Corp.	316.0	12.0
Benfield Group Limited	172.4	6.6
Willis Group	163.7	6.2
Towers Perrin Reinsurance	82.8	3.2
Other Brokers	469.0	17.9

Total Brokers	1,637.8	62.4
Direct	225.8	8.6

Total reinsurance	1,863.6	71.0
U.S. Insurance	521.0	19.8
Newline	242.3	9.2

Total	$2,626.9	100.0%

Competition
      The worldwide property and casualty reinsurance business is highly competitive. Our competitors include independent reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, and domestic and European underwriting syndicates. Some of these competitors have longer operating histories, larger capital bases and greater underwriting, marketing, and administrative resources than OdysseyRe.
      Globally, the competitive marketplace of the 1990s resulted in decreasing prices and broadening contract terms. Poor financial results associated with those years, compounded by the September 11, 2001 terrorist attack, have resulted in changes in management and ownership of several reinsurers, with some competitors withdrawing from key markets. Improving trends, apparent in 2001, continued in 2002 and 2003 and for certain classes of business in 2004; however, during 2004, the improving trends of recent years moderated considerably. Despite the high level of catastrophe claims in 2004, particularly the Florida hurricanes, property rate reductions still occurred as most reinsurers continued to be profitable.
      In 2005, an unprecedented level of hurricane losses, including Hurricane Katrina, the largest insured loss in the industry’s history, caused many reinsurers including the Company to report significant net losses. Following the 2005 hurricanes, many reinsurers, including the Company, raised additional capital in the fourth quarter of 2005, and a number of new reinsurers were formed. Nonetheless, the magnitude of the 2005 hurricane losses across the industry caused rating agencies to increase capital requirements, prompting both reinsurers and their insurance company clients to reassess their catastrophe pricing and aggregate loss monitoring parameters and procedures. The result has been an increase in catastrophe pricing, particularly for wind exposures in the U.S. The impact on non-catastrophe pricing has been to mitigate the trend towards rate weakening, with many markets experiencing an environment of little or no rate change. We believe that current rates should provide adequate returns. We expect these conditions to continue during 2006, but the competitive landscape is still evolving and the depth and breadth of market changes for the balance of 2006 remain uncertain.
      Given the magnitude of recent hurricane losses for the insurance and reinsurance industry in general and expectations for an active Atlantic hurricane season in 2006, we believe there is a heightened perception of risk among ceding companies, reinsurers and rating agencies. Accordingly, demand for property catastrophe reinsurance may increase beyond current levels. We expect that, as revisions to catastrophe models are released and new rating agency capital requirements are better understood, there will be continued U.S. market hardening for property and marine business. Outside of the catastrophe exposed risks, we expect a generally stable pricing environment.
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
      In our primary insurance business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. While our U.S. Insurance division’s largest single segment, medical malpractice, grew more competitive in 2005, loss trends are expected to moderate as tort reform measures are adopted across the various states. We continue to see a positive flow of business in those states we have chosen as our target markets.
      We also face competition from Lloyd’s syndicates, larger multi-national insurance groups, and alternative risk management programs. Pricing is a primary means of competition in the specialty insurance and reinsurance business. We are committed to maintaining our underwriting standards and as a result, our premium volume will vary based on existing market conditions.
Employees
      As of December 31, 2005, we had 592 employees. We believe our relationship with our employees is satisfactory.
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
      Our reinsurance operations are subject primarily to regulation and supervision that relates to licensing requirements of reinsurers, the standards of solvency that reinsurers must meet and maintain, the nature of and limitations on investments, restrictions on the size of risks that may be reinsured, the amount of security deposits necessary to secure the faithful performance of a reinsurer’s insurance obligations, methods of accounting, periodic examinations of the financial condition and affairs of reinsurers, the form and content of any financial statements that reinsurers must file with state insurance regulators and the level of minimal reserves necessary to cover unearned premiums, losses and other purposes. In general, these regulations are designed to protect ceding insurers and, ultimately, their policyholders, rather than shareholders. We believe that we and our subsidiaries are in material compliance with all applicable laws and regulations pertaining to our business and operations.

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
      Under the Connecticut, Delaware and New York Insurance laws and regulations, no person, corporation or other entity may acquire control of us or our operating subsidiaries unless such person, corporation or entity has obtained the prior approval of the Connecticut, Delaware and/or New York insurance commissioner or commissioners, as the case may be, for the acquisition. For the purposes of the Connecticut, Delaware and New York Insurance laws, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of that company. To obtain the approval of any acquisition of control, any prospective acquiror must file an application with the relevant insurance commissioner. This application requires the acquiror to disclose its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and any other related matters.
      The United Kingdom Insurance Companies Act of 1982 also requires prior approval by the Financial Services Authority of anyone proposing to become a controller of an insurance company or reinsurance company that carries on business in the United Kingdom but which is incorporated outside the United Kingdom. In this case, any company or individual who is entitled to exercise or control the exercise of 15% or more of the voting power at any general meeting of the insurance company or reinsurance company or of a body corporate of which it is a subsidiary, is considered a “controller.” A purchaser of 15% or more of our outstanding common shares will be a “controller” of Odyssey America, which is authorized to carry on reinsurance business in the United Kingdom through the London Branch. Other than our subsidiaries in the London Market division, none of our other insurance or reinsurance subsidiaries is authorized to carry on business in the United Kingdom.
      Under the bylaws made by Lloyd’s pursuant to the Lloyd’s Act of 1982, the prior written approval of the Council of Lloyd’s is required of anyone proposing to become a “controller” of any Lloyd’s Managing Agency. Any company or individual that holds 10% or more of the shares in the managing agency company, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the Lloyd’s Managing Agency or, in both cases, of another company of which the Lloyd’s Managing Agency is a subsidiary, is considered a “controller.” A purchaser of more than 10% of our outstanding common shares will be a “controller” of the United Kingdom Lloyd’s Managing Agency subsidiary, Newline.
      The requirements under the Connecticut, Delaware and New York Insurance laws and the United Kingdom Insurance Companies Act of 1982 (and other applicable states and foreign jurisdictions), and the rules of the Council of Lloyd’s, may deter, delay or prevent certain transactions affecting the control or ownership of our common shares, including transactions that could be advantageous to our shareholders.

Dividends
      Because our operations are conducted primarily at the subsidiary level, we are dependent upon dividends from our subsidiaries to meet our debt and other obligations and to declare and pay dividends on our common shares in the future should our Board of Directors decide to do so. The payment of dividends to us by our operating subsidiaries is subject to limitations imposed by law in Connecticut, Delaware, New York and the United Kingdom.
      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the insurance commissioner has approved the payment within the 30-day period. Under the Connecticut insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12-month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2006 without requiring prior approval of regulatory authorities is $207.1 million.
      New York law provides that an insurer domiciled in New York must obtain the prior approval of the state insurance commissioner for the declaration or payment of any dividend that, together with dividends declared or paid in the preceding 12 months, exceeds the lesser of (i) 10% of policyholders’ surplus, as shown by its last statement on file with the New York Insurance Department and (ii) adjusted net investment income (which does not include realized gains or losses) for the preceding 12-month period. Adjusted net investment income includes a carryforward of undistributed net investment income for two years. Such declaration or payment is further limited by earned surplus, as determined in accordance with statutory accounting practices prescribed or permitted in New York. Under New York law, an insurer domiciled in New York may not pay dividends to shareholders except out of “earned surplus,” which in this case is defined as “the portion of the surplus that represents the net earnings, gains or profits, after the deduction of all losses, that have not been distributed to the shareholders as dividends or transferred to stated capital or capital surplus or applied to other purposes permitted by law but does not include unrealized appreciation of assets.”
      United Kingdom law prohibits any U.K. company, including Newline, from declaring a dividend to its shareholders unless such company has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on a company’s accumulated realized profits less its accumulated realized losses. While there are no statutory restrictions imposed by the United Kingdom insurance regulatory laws upon an insurer’s ability to declare dividends, insurance regulators in the United Kingdom strictly control the maintenance of each insurance company’s solvency margin within their jurisdiction and may restrict an insurer from declaring a dividend beyond a level which the regulators determine would adversely affect an insurer’s solvency requirements. It is common practice in the United Kingdom to notify regulators in advance of any significant dividend payment.

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

Liquidation of Insurers
      The liquidation of insurance companies, including reinsurers, is generally conducted pursuant to state insurance law. In the event of the liquidation of one of our operating insurance subsidiaries, liquidation proceedings would be conducted by the insurance regulator of the state in which the subsidiary is domiciled, as the domestic receiver of its properties, assets and business. Liquidators located in other states (known as ancillary liquidators) in which we conduct business may have jurisdiction over assets or properties located in such states under certain circumstances. Under Connecticut, Delaware and New York law, all creditors of our operating insurance subsidiaries, including but not limited to reinsureds under their reinsurance agreements, would be entitled to payment of their allowed claims in full from the assets of the operating subsidiaries before we, as a shareholder of our operating subsidiaries, would be entitled to receive any distribution.
      Some states have adopted and others are considering legislative proposals that would authorize the establishment of an interstate compact concerning various aspects of insurer insolvency proceedings, including interstate governance of receiverships and guaranty funds.

The National Association of Insurance Commissioners (“NAIC”) and Accreditation
      The NAIC is an organization that assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. The NAIC has instituted its Financial Regulation Standards and Accreditation Program (“FRSAP”) in response to federal initiatives to regulate the business of insurance. FRSAP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRSAP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce such items in order to become an “accredited” state. If a state is not accredited, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. Connecticut and Delaware are accredited under

FRSAP. New York, Hudson Specialty’s state of domicile, is not accredited under FRSAP. There can be no assurance that, should New York remain unaccredited, other states that are accredited will continue to accept financial examination reports prepared solely by New York. We do not believe that the refusal by an accredited state to accept financial examination reports prepared by New York, should that occur, would have a material adverse impact on our insurance businesses.

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

      The Fairness in Asbestos Injury Resolution Act of 2005 (“FAIR”) would have largely removed asbestos claims from the courts in favor of an administrative process that would pay awards out of a trust fund on a “no fault” basis to claimants meeting asbestos exposure and medical criteria. The proposed trust would have been funded by contributions from corporate defendants, insurers and existing bankruptcy trusts. In February 2006, the U.S. Senate effectively denied passage of FAIR. At this time, we are unable to predict what asbestos-related legislation, if any, may be proposed in the future, or the impact such legislation may have on our operations.
      Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. Federal and state legislators and regulators have considered numerous statutory and regulatory initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by:

•	providing government supported insurance and reinsurance capacity in markets and to consumers that we target;

•	requiring our participation in pools and guaranty associations;

•	regulating the terms of insurance and reinsurance policies; or

•	disproportionately benefiting the companies of one country or jurisdiction over those of another.

Terrorism Risk Insurance Act of 2002
      The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program under which the U.S. federal government will share with the insurance industry the risk of loss from certain acts of international terrorism. With the enactment on December 22, 2005 of the Terrorism Risk Insurance Extension Act of 2005, TRIA has now been modified and extended through December 31, 2007. The program is applicable to most commercial property and casualty lines of business (with the notable exception of reinsurance), and participation by insurers writing such lines is mandatory. Under TRIA, all applicable terrorism exclusions contained in policies in force on November 26, 2002 were voided. For policies in force on or after November 26, 2002, insurers are required to provide coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts which may not differ materially from other policy coverages.
      Under TRIA, the federal government will reimburse insurers for a percentage of covered losses above a defined insurer deductible. The deductible for each participating insurer is based on a percentage of the combined direct earned premiums in the preceding calendar year of the insurer, defined to include its subsidiaries and affiliates. In 2006, the deductible is equal to 17.5% of the insurer’s combined direct earned premiums for 2005. Further, the 2005 amendments to TRIA established a per event trigger for federal participation in aggregate insured losses of $50 million for losses occurring after March 31, 2006 and before January 1, 2007, and $100 million for losses occurring in 2007. Under certain circumstances, the federal government may require insurers to levy premium surcharges on policyholders to recoup for the federal government its reimbursements paid.
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
      Primary insurance companies providing commercial property and casualty insurance in the U.S., such as Hudson and Hudson Specialty, are required to participate in the TRIA program. TRIA generally does not purport to govern the obligations of reinsurers, such as Odyssey America. The TRIA program is scheduled to expire at the end of 2007, and it is unclear at this time whether Congress will further extend the program beyond 2007, and it is possible that the non-renewal of TRIA could adversely affect the industry, including us.

Other Industry Developments
      The New York Attorney General’s office and other governmental and regulatory bodies are investigating allegations relating to a wide range of practices in the insurance and reinsurance industry, including contingent commissions payments and allegations of price fixing, market allocation, or bid rigging. As of the date hereof, we have not been contacted by any of these parties with respect to these practices, although we have received and responded to inquiries and informational requests from several state insurance departments as part of the industry-wide review being conducted by these states. We intend to cooperate with these requests and others we may receive from governmental and regulatory bodies.
      We have undertaken to review our practices in light of the matters being reviewed by the New York Attorney General and other governmental authorities. This review is ongoing. We are actively monitoring these ongoing, industry-wide investigations. It is possible that these investigations or related regulatory developments will mandate changes in industry practices in a fashion that increases our costs of doing business or requires us to alter aspects of the manner in which we conduct our business.
Our Website
      Our internet address is www.odysseyre.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Business Conduct, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charters for our Audit and Compensation Committees are also available on our website. In addition, you may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of the Company.

Item 1A.	Risk Factors
      Factors that could cause our actual results to differ materially from those described in the forward-looking statements contained in this Form 10-K and other documents we file with the Securities and Exchange Commission include the risks described below. You should also refer to the other information in this Annual Report on Form 10-K, including the consolidated financial statements and accompanying notes thereto.

Risks Relating to Our Business

Uncertainty related to our estimated losses for Hurricanes Katrina, Rita and Wilma may materially impact our financial results.
      Our statements of operations for the year ended December 31, 2005 include a pre-tax underwriting loss of $436.0 million from Hurricanes Katrina, Rita and Wilma. The loss estimate represents our best estimate based on the most recent information available. We used various approaches in estimating this loss, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, such estimates may be revised, potentially resulting in adverse effects to our financial results. The extraordinary nature and scale of this loss, including legal and regulatory implications, adds substantial uncertainty and complexity to the estimating process. Considerable time may elapse before the adequacy of our estimates can be determined.
      Our estimates are subject to a high level of uncertainty arising out of extremely complex and unique causation and coverage issues, including the appropriate attribution of losses to flood as opposed to other perils such as wind, fire or riot and civil commotion. The underlying policies generally contain exclusions for flood damage; however, water damage caused by wind may be covered. We expect that causation and coverage issues may not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

      Our actual losses from Hurricanes Katrina, Rita and Wilma may vary materially from our estimates as a result of, among other things, an increase in industry insured loss estimates, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed, the contingent nature of business interruption exposures, and inflation in repair costs due to the limited availability of labor and materials, in which case our financial results could be further materially adversely affected. In addition, actual losses may increase if our reinsurers fail to meet their obligations.
      Based on our current estimate of losses related to Hurricane Katrina, we have limited retrocession protection with respect to Hurricane Katrina, meaning that we have limited retrocession coverage available should our Hurricane Katrina losses prove to be greater than currently estimated. We cannot be sure that retrocessional coverage will be available to us on acceptable terms, or at all, in the future.

Our actual claims may exceed our claim reserves, causing us to incur losses we did not anticipate.
      Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we reinsure or insure. If we fail to accurately assess the risks we assume, we may fail to establish appropriate premium rates and our reserves may be inadequate to cover our losses, which could have a material adverse effect on our financial condition or reduce our net income.
      As of December 31, 2005, we had net unpaid losses and LAE of $3,910.9 million. We incurred losses and LAE of $2,061.6 million, $1,631.1 million and $1,336.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Reinsurance and insurance claim reserves represent estimates involving actuarial and statistical projections at a given point in time of our expectations of the ultimate settlement and administration costs of claims incurred. The process of establishing loss reserves is complex and imprecise because it is subject to variables that are influenced by significant judgmental factors. We utilize both proprietary and commercially available actuarial models as well as historical industry loss development patterns to assist in the establishment of appropriate claim reserves. In contrast to casualty losses, which frequently can be determined only through lengthy and unpredictable litigation, non-casualty property losses tend to be reported promptly and usually are settled within a shorter period of time. Nevertheless, for both casualty and property losses, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.
      In addition, because we, like other reinsurers, do not separately evaluate each of the individual risks assumed under our reinsurance treaties, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. If our claim reserves are determined to be inadequate, we will be required to increase claim reserves with a corresponding reduction in our net income in the period in which the deficiency is rectified. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations in a particular period or our financial condition.
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
      Our principal operating subsidiaries maintain a rating of “A” (Excellent) from A.M. Best, an “A-” (Strong) counterparty credit and financial strength rating from Standard & Poor’s and an “A3” (Good Financial Security) financial strength rating from Moody’s. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers.
      Following our announcement on March 16, 2006 that the filing of our annual report on Form 10-K would be delayed in connection with the restatement of our consolidated financial results, Standard & Poor’s placed on CreditWatch with negative implications our counterparty credit, senior unsecured debt and preferred stock ratings and the financial strength ratings of our principal operating subsidiaries. In addition, Moody’s revised from “stable” to “negative” the outlook for our senior debt and preferred stock and the insurance financial strength ratings of our principal operating subsidiaries. Further, A.M. Best placed under review with negative implications our debt ratings and the financial strength ratings of our principal operating subsidiaries.

If we are unable to realize our investment objectives, our business, financial condition or results of operations may be adversely affected.
      Investment returns are an important part of our overall profitability and our operating results depend in part on the performance of our investment portfolio. Accordingly, fluctuations in the fixed income or equity markets could impair our profitability, financial condition or cash flows. We derive our investment income from interest and dividends, together with realized gains on the sale of investment assets. The portion derived from realized gains generally fluctuates from year to year. For the years ended December 31, 2005, 2004 and 2003, net realized gains accounted for 27.3%, 40.6% and 60.2%, respectively, of our total investment income (including realized gains and losses). Realized gains are typically a less predictable source of investment income than interest and dividends, particularly in the short term.
      The return on our portfolio and the risks associated with our investments are also affected by our asset mix, which can change materially depending on market conditions. Investments in cash or short-term investments generally produce a lower return than other investments. As of December 31, 2005, 29.1%, or $1.7 billion, of our invested assets were held in cash and short-term investments pending our identifying suitable opportunities for reinvestment in line with our long-term value-oriented investment philosophy.
      The volatility of our claims submissions may force us to liquidate securities, which may cause us to incur capital losses. If we structure our investments improperly relative to our liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Realized and unrealized investment losses resulting from an other than temporary decline in value could significantly decrease our assets, thereby affecting our ability to conduct business.
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

Investigations by U.S. government authorities may adversely affect us.
      On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we have provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006. We are cooperating fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants have received a subpoena from the SEC relating to the above matters.
      This inquiry is ongoing, and we continue to comply with requests from the SEC and the U.S. Attorney’s office. We cannot assure you that we will not be subject to further requests or other regulatory proceedings of a similar kind. It is possible that other governmental and enforcement agencies will seek to review this information as well, or that we, or other parties with whom we interact, such as customers or shareholders, may become subject to direct requests for information or other inquiries by such agencies.
      The outcome and ultimate effect on our consolidated financial statements of these matters, including questions by the SEC with respect to our accounting for these transactions, cannot be predicted at the present time; however, such effects could be material and adverse. The financial cost to us to address these matters has been and is likely to continue to be significant. We expect that these matters will continue to require significant management attention, which could divert management’s attention away from our business. Our business, or the market price for our securities, also could be materially adversely affected by negative publicity related to this inquiry or similar proceedings, if any.

Certain business practices of the insurance industry have become the subject of investigations by government authorities and the subject of class action litigation.
      Recently, the insurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes, the alleged illegal tying of the placement of insurance business to the purchase of reinsurance, and the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. We have received inquiries and informational requests from insurance departments in certain states in which our insurance subsidiaries operate. We cannot predict at this time the effect that current investigations, litigation and regulatory activity will have on the reinsurance industry or our business. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be materially adversely affected by the negative publicity for the insurance industry related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings. It is possible that these investigations or related regulatory developments will mandate changes in industry practices in a fashion that increases our costs of doing business or requires us to alter aspects of the manner in which we conduct our business.

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

If our current and potential customers change their requirements with respect to financial strength, claims paying ratings or counterparty collateral requirements, our profitability could be adversely affected.
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
      General pricing across the industry and other terms and conditions have become less favorable than they have been in the recent past, the degree to which varies by class of business and region. All of these factors can reduce our profitability and we have no way to determine to what extent they will impact us in the future.

Fairfax Financial Holdings Limited owns a majority of our common shares and can determine the outcome of our corporate actions requiring board or shareholder approval.
      Fairfax beneficially owns, through wholly owned subsidiaries, 80.2% of our outstanding common shares. Consequently, Fairfax can determine the outcome of our corporate actions requiring board or shareholder approval, such as:

•	appointing officers and electing members of our Board of Directors;

•	adopting amendments to our charter documents; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.
      In addition, Fairfax has provided us, and continues to provide us, with certain services for which it receives customary compensation. Through various subsidiaries, Fairfax engages in the business of underwriting insurance as well as other financial services; and from time to time, we may engage in transactions with those other businesses in the ordinary course of business under market terms and conditions. At December 31, 2005, all of our directors other than Mr. Barnard also were directors or officers of Fairfax or certain of its subsidiaries. Conflicts of interest could arise between us and Fairfax or one of its other subsidiaries, and any conflict of interest may be resolved in a manner that does not favor us.
      Fairfax has stated that it intends to retain control of us and cannot foresee any circumstances under which it would sell a sufficient number of our common shares to cause it not to retain such control. Any decision regarding the ownership of us that Fairfax may make at some future time will be in its absolute discretion.

We may require additional capital in the future, which may not be available or may be available only on unfavorable terms.
      Our capital requirements depend on many factors, including our ability to write business, and rating agency capital requirements. To the extent that our existing capital is insufficient to meet these requirements, we may need to raise additional funds through financings. Any financing, if available at all, may be on terms that are not favorable to us. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected.

Failure to comply with the covenants in our debt agreements could have an adverse effect on our financial condition.
      The current agreements governing our $150 million bank credit facility and our 7.49% senior notes due 2006 (of which $40.0 million in principal amount remain outstanding) contain certain covenants that limit our ability to, among other things, borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These agreements also require us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility or our noteholders could declare a default and demand immediate repayment of all amounts owed to them.

We are a holding company and are dependent on dividends and other payments from our operating subsidiaries, which are subject to dividend restrictions.
      We are a holding company, and our principal source of funds is cash dividends and other permitted payments from our operating subsidiaries, principally Odyssey America. If we are unable to receive dividends from our operating subsidiaries, or if they are able to pay only limited amounts, we may be unable to pay dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. See “Regulatory Matters — Regulation of Insurers and Reinsurers — Dividends.”

Our business could be adversely affected by the loss of one or more key employees.
      We are substantially dependent on a small number of key employees, in particular Andrew Barnard, Robert Giammarco and Michael Wacek. We believe that the experience and reputations in the reinsurance industry of Messrs. Barnard, Giammarco and Wacek are important factors in our ability to attract new business. We have entered into employment agreements with Messrs. Barnard and Wacek and are in the process of entering into an employment agreement with Mr. Giammarco. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Mr. Barnard, Mr. Giammarco or Mr. Wacek or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. We do not currently maintain key employee insurance with respect to any of our employees.

Our business is primarily dependent upon a limited number of unaffiliated reinsurance brokers and the loss of business provided by them could adversely affect our business.
      We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five reinsurance brokerage firms accounted for 62.7% of our reinsurance gross premiums written for the year ended December 31, 2005. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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
      We attempt to limit our risk of loss through retrocessional arrangements, reinsurance agreements with other reinsurers referred to as retrocessionaires. The availability and cost of retrocessional protection is subject to market conditions, which are beyond our control. As a result, we may not be able to successfully alleviate risk through retrocessional arrangements. In addition, we are subject to credit risk with respect to our retrocessions because the ceding of risk to retrocessionaires does not relieve us of our liability to the companies we reinsured.
      We purchase reinsurance coverage to insure against a portion of our risk on policies we write directly. We expect that limiting our insurance risks through reinsurance will continue to be important to us. Reinsurance does not affect our direct liability to our policyholders on the business we write. A reinsurer’s insolvency or inability or unwillingness to make timely payments under the terms of its reinsurance agreements with us could have a material adverse effect on us. In addition, we cannot assure you that reinsurance will remain available to us to the same extent and on the same terms as are currently available.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments.
      Hudson, which writes insurance in 44 states and the District of Columbia on an admitted basis, is subject to extensive regulation under state statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as: rate setting; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Hudson’s business and, accordingly, expect our regulatory burden to increase.

Our utilization of program managers and other third parties to support our business exposes us to operational and financial risks.
      Our primary insurance operations rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our business in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program managers would be unable to substantially indemnify us for their contractual breach. We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. This exposes us to their credit and operational risk, without necessarily relieving us of our obligations to potential insureds. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage claims activity that we expect to arise in our program operations. Although we have implemented monitoring and other oversight protocols, we cannot assure you that these measures will be sufficient to alleviate all of these exposures.
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
      For example, we could be adversely affected by governmental or regulatory proposals that:

•	provide insurance and reinsurance capacity in markets and to consumers that we target;

•	require our participation in industry pools and guaranty associations;

•	mandate the terms of insurance and reinsurance policies; or

•	disproportionately benefit the companies of one country or jurisdiction over those of another.

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

We could be adversely affected if the Terrorism Risk Insurance Act of 2002 is not renewed beyond 2007, or is adversely amended.
      In response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attack, the Terrorism Risk Insurance Act of 2002, or TRIA, was enacted to ensure the availability of commercial insurance coverage for terrorist acts in the United States. This law initially established a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism-related losses and required that coverage for terrorist acts be offered by insurers. Although TRIA recently has been modified and extended through 2007, it is possible that TRIA will not be renewed beyond 2007, or could be adversely amended, which could adversely affect the insurance industry if a material subsequent event occurred. Given these uncertainties, we are currently unable to determine with certainty the impact that TRIA’s amendment or non-renewal could have on us.

Risks Related to Our Common Shares

Because our controlling shareholder intends to retain control, you may be unable to realize a gain on your investment in our common shares in connection with an acquisition bid.
      Fairfax, through its subsidiaries, TIG Insurance Group, TIG Insurance Company, ORH Holdings Inc., United States Fire Insurance Company, Fairfax Financial (US) LLC and Fairfax Inc., owns 80.2% of our outstanding common shares. Consequently, Fairfax is in a position to determine the outcome of corporate actions requiring board or shareholder approval, including:

•	appointing officers and electing members of our Board of Directors;

•	adopting amendments to our charter documents; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.
      At December 31, 2005 all of our directors other than Mr. Barnard were directors or officers of Fairfax or certain of its subsidiaries. Conflicts of interest could arise between us and Fairfax or one of its subsidiaries, and any conflict of interest may be resolved in a manner that does not favor us.
      Fairfax has stated that it intends to retain control of us and cannot foresee any circumstances under which it would sell a sufficient number of our common shares to cause it not to retain such control. In order to retain control, Fairfax may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common shares or the then current market price of our common shares. Any decision regarding the ownership of us that Fairfax may make at some future time will be in its absolute discretion.

Significant fluctuation in the market price of our common shares could result in securities class action claims against us.
      Significant price and value fluctuations have occurred with respect to the securities of insurance and insurance-related companies. Our common share price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company’s securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Provisions in our charter documents and Delaware law may impede attempts to replace or remove our management or inhibit a takeover, which could adversely affect the value of our common shares.
      Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent changes in our management or a change of control that a shareholder might consider favorable and may prevent you from receiving a takeover premium for your shares. These provisions include, for example,

•	authorizing the issuance of preferred shares, the terms of which may be determined at the sole discretion of our Board of Directors;

•	establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by shareholders at meetings; and

•	providing that special meetings of shareholders may be called only by our Board of Directors, the chairman of our Board of Directors, our president or our secretary.
      These provisions apply even if the offer may be considered beneficial by some of our shareholders. If a change in management or a change of control is delayed or prevented, the market price of our common shares could decline.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our corporate offices are located in 101,420 total square feet of leased space in Stamford, Connecticut. Our other locations occupy a total of 121,086 square feet, all of which are leased. The Americas division operates out of offices in New York, Stamford, Mexico City, Miami, Santiago and Toronto, the EuroAsia division operates out of offices in Paris, Singapore, Stockholm and Tokyo, the London Market division operates out of offices in London and Bristol, and the U.S. Insurance division operates out of offices in New York, Chicago and Napa.

Item 3.	Legal Proceedings
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties (the “Disputed Policies”). In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Discovery has commenced and is expected to be completed in the second quarter of 2006. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Disputed Policies are not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. We are vigorously asserting our claims and defending ourself against any claims asserted by Gulf. We estimate that the amount in dispute under the Treaties, that has not been recorded by us as of December 31, 2005, could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will not go to trial prior to the third quarter of 2006. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). London Life had alleged that Odyssey America improperly administered the Agreements and sought a determination of its liability under the Agreements. Odyssey America sought enforcement of the Agreements. The arbitration hearing commenced in November 2005 and concluded in January 2006. On March 9, 2006, the arbitration panel issued its decision (Interim Final Award and Decision), confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. The arbitration panel directed the parties to resolve two remaining items representing, in the aggregate, less than $1.0 million, pretax. The resolution of this arbitration will have no material impact on the Company’s consolidated financial statements.
      On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we have provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9,

2006. We are cooperating fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants have received a subpoena from the SEC relating to the above matters. This inquiry is ongoing, and we continue to comply with requests from the SEC and the U.S. Attorney’s office. The outcome and ultimate effect on our consolidated financial statements of these matters, including questions by the SEC with respect to our accounting for these transactions, cannot be predicted at the present time; however, such effects could be material and adverse.
      The Company and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations; in management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Common Shares
      The principal United States market on which of our common shares are traded is the New York Stock Exchange (“NYSE”). As of March 1, 2006, the approximate number of holders of our common shares, including those whose common shares are held in nominee name, was 10,500. Quarterly high and low sales prices per share of our common shares, as reported by the New York Stock Exchange composite for each quarter in the years ended December 31, 2005 and 2004, are as follows:

Quarter Ended	High	Low

December 31, 2005	$26.92	$23.77
September 30, 2005	25.86	23.76
June 30, 2005	25.33	22.50
March 31, 2005	26.01	24.20

December 31, 2004	$25.40	$20.09
September 30, 2004	24.64	21.40
June 30, 2004	27.80	23.57
March 31, 2004	27.14	22.28
      Fairfax owns 80.2% of our outstanding common shares through its subsidiaries, TIG Insurance Group (52.2%), TIG Insurance Company (5.7%), ORH Holdings Inc. (8.9%), Fairfax Financial (U.S.) LLC (6.2%), United States Fire Insurance Company (1.2%) and Fairfax Inc. (6.0%).
Dividends
      In each of the four quarters of 2005, we declared a dividend of $0.03125 per common share, resulting in an aggregate annual dividend of $0.125 per common share, totaling $8.3 million. The dividends were paid on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. In each of the four quarters of 2004, we declared a dividend of $0.03125 per common share, resulting in an aggregate annual dividend of $0.125 per common share, totaling $8.1 million. The dividends were paid on March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.
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

Issuer Purchases of Equity Securities
      The following table sets forth purchases made by us of our common shares under our stock repurchase program during the three months ended December 31, 2005. All of the shares repurchased are used to support the grant of restricted shares and the exercise of stock options which vest during the period.

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares That
			Part of Publicly	May yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs(1)	Programs(1)

October 1 — October 31, 2005	—	$—	—	523,000
November 1 — November 30, 2005	30,500	25.88	30,500	492,500
December 1 — December 31, 2005(2)	69,500	25.17	69,500	—

Total	100,000	$25.39	100,000	—

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003. It was effective as of such date and expired two years following such date. Under the program, we were authorized to repurchase up to 1,000,000 of our common shares from time to time, in the open market, through block trades or otherwise.

(2)	In December, 2005, we repurchased $0.5 million aggregate principal amount of our 4.375% convertible senior debentures due 2022 (“Convertible Notes”), in open-market transactions, at a total average price of 116.9% of the principal amount purchased. Under certain circumstances, each $1,000 principal amount of Convertible Notes is convertible into 46.9925 of our common shares, and as a result, under such circumstances, $0.5 million aggregate principal amount of Convertible Notes repurchased would be convertible into 23,496 of our common shares. As of December 31, 2005, there was $79.5 million aggregate principal amount of our Convertible Notes outstanding. For more information regarding our Convertible Notes, see Note 12 to the consolidated financial statements included in this Form 10-K.
      We intend to continue to make open market repurchases of our common shares to support the grant of restricted shares and the exercise of stock options. As of December 31, 2005, we had 115,325 common shares held in treasury to support such grants and exercises. We also may continue to repurchase our Convertible Notes in open-market transactions.

Item 6.     Selected Financial Data
      The following selected financial data should be read in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto that are included in this Form 10-K. Financial information in the table reflects the results of operations and financial position of OdysseyRe.
      As further described in Note 2 to the consolidated financial statements, we have restated our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our statements as of and for the nine months ended September 30, 2005. Accordingly, the following selected financial data includes the effects of the restatement adjustments. A reconciliation of previously reported consolidated financial statements to the restated consolidated financial statements as of and for the years ended December 31, 2000 through 2002 follows the table. A reconciliation of previously reported consolidated financial statements to our restated consolidated financial statements as of and for the years ended December 31, 2003 and 2004 and as of and for the nine months ended September 30, 2005 is included in Note 2 to our consolidated financial statements.
      We encourage you to read the consolidated financial statements included in this Form 10-K because they contain our complete consolidated financial statements for the years ended December 31, 2005, 2004, and 2003. The results of operations for the year ended December 31, 2005 are not necessarily indicative of future results.

	Years Ended December 31,

	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
GAAP Consolidated Statements of Operations Data:
Gross premiums written	$2,626,920	$2,650,775	$2,552,340	$1,894,530	$1,153,606
Net premiums written	2,301,669	2,361,805	2,156,079	1,643,661	956,907
Net premiums earned	$2,276,820	$2,333,511	$1,971,924	$1,446,277	$871,575
Net investment income	217,270	162,265	134,115	123,028	114,600
Net realized investment gains	81,503	111,067	202,742	135,796	13,313

Total revenues	2,575,593	2,606,843	2,308,781	1,705,101	999,488

Losses and loss adjustment expenses	2,061,611	1,631,106	1,336,047	1,006,704	725,767
Acquisition costs	470,152	515,856	476,520	365,025	266,747
Other underwriting expenses	146,030	120,765	101,308	70,269	64,694
Other expense (income), net	27,014	17,153	7,556	4,985	(755)
Interest expense	29,991	25,609	12,656	8,689	5,938
Loss on early extinguishment of debt	3,822	—	—	—	—

Total expenses	2,738,620	2,310,489	1,934,087	1,455,672	1,062,391

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(163,027)	296,354	374,694	249,429	(62,903)
Federal and foreign income tax provision (benefit)	(59,535)	98,011	127,810	83,728	(24,207)

Income (loss) before cumulative effect of a change in accounting principle	(103,492)	198,343	246,884	165,701	(38,696)
Cumulative effect of a change in accounting principle	—	—	—	36,862	—

Net income (loss), as reported	(103,492)	198,343	246,884	202,563	(38,696)
Preferred dividends	(1,944)	—	—	—	—

	Years Ended December 31,

	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Net income (loss) available to common shareholders	(105,436)	198,343	246,884	202,563	(38,696)
Adjustments:
Negative goodwill	—	—	—	—	(8,348)
Goodwill	—	—	—	—	2,516

Adjusted net income (loss) available to common shareholders(1)	$(105,436)	$198,343	$246,884	$202,563	$(44,528)

BASIC
Weighted average common shares outstanding	65,058,327	64,361,535	64,736,830	64,744,067	57,018,497

Basic earnings (loss) per common share, before cumulative effect of a change in accounting principle	$(1.62)	$3.08	$3.81	$2.56	$(0.68)
Cumulative effect of a change in accounting principle	—	—	—	0.57	—

Basic earnings (loss) per common share, as reported	(1.62)	3.08	3.81	3.13	(0.68)
Adjustments:
Negative goodwill	—	—	—	—	(0.15)
Goodwill	—	—	—	—	0.05

Adjusted basic earnings (loss) per common share(1)	$(1.62)	$3.08	$3.81	$3.13	$(0.78)

DILUTED
Weighted average shares outstanding	65,058,327	69,993,136	70,279,467	67,919,664	57,018,497

Diluted earnings (loss) per common share, before cumulative effect of a change in accounting principle	$(1.62)	$2.88	$3.56	$2.47	$(0.68)
Cumulative effect of a change in accounting principle	—	—	—	0.54	—

Diluted earnings (loss) per common share, as reported	(1.62)	2.88	3.56	3.01	(0.68)
Adjustments:
Negative goodwill	—	—	—	—	(0.15)
Goodwill	—	—	—	—	0.05

Adjusted diluted earnings (loss) per common share(1) (2) (3)	$(1.62)	$2.88	$3.56	$3.01	$(0.78)

Selected GAAP Financial Ratios:
Losses and loss adjustment expense ratio	90.5%	69.9%	67.8%	69.6%	83.3%
Underwriting expense ratio	27.1	27.3	29.3	30.1	38.0

Combined ratio	117.6%	97.2%	97.1%	99.7%	121.3%

	Years Ended December 31,

	2005	2004	2003	2002	2001

		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
GAAP Consolidated Balance Sheet Data:
Total investments and cash	$5,927,393	$5,074,276	$4,237,248	$3,082,403	$2,659,776
Total assets	8,620,238	7,520,340	6,446,942	5,305,489	4,665,372
Unpaid losses and loss adjustment expenses	5,117,708	4,224,624	3,399,535	2,871,552	2,720,220
Debt obligations	469,155	376,040	376,892	206,340	200,000
Total shareholders’ equity	1,623,438	1,555,002	1,348,294	1,016,482	786,885
Book value per common share(4)	$22.07	$24.01	$20.74	$15.64	$12.08
Dividends per common share(4)	0.13	0.13	0.11	0.10	0.03

(1)	Assumes retroactive implementation of Statement of Financial Accounting Standards (“SFAS”) Numbers 141 and 142, which relate to goodwill and negative goodwill. These statements were adopted by us on January 1, 2002.

(2)	The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures, which were issued in June 2002, (see Note 12 to our consolidated financial statements) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our convertible senior debentures to common shares has been assumed when calculating our diluted earnings per share. The diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 have been restated to conform to the requirements of EITF Issue 4-08. See Notes 3(l) and 5 to our consolidated financial statements included in this Form 10-K.

(3)	Inclusion of restricted common shares, stock options and the effect of the conversion of our convertible debt to common shares would have an anti-dilutive effect on the 2005 diluted earnings per common share (i.e., the diluted earnings per common share would be greater than the basic earnings per common share). Inclusion of restricted shares would have an anti-dilutive effect on the 2001 diluted earnings per share. Accordingly, such common shares were excluded from the calculations of the 2005 and 2001 diluted earnings per common share. See Notes 3(l) and 5 to our consolidated financial statements included in this Form 10-K.

(4)	Based on our common shares outstanding of: 69,127,532 as of December 31, 2005; 64,754,978 as of December 31, 2004; 64,996,166 as of December 31, 2003; 65,003,963 as of December 31, 2002; and 65,142,857 as of December 31, 2001.

Restatement of Financial Results
      The effect of the restatement of our consolidated financial statements, as of and for the nine months ended September 30, 2005 and as of and for the years ended December 31, 2004 and 2003, is included in Note 2 to our consolidated financial statements. The effect of the restatement on our quarterly consolidated financial statements is included in Note 21 to our consolidated financial statements. The previously reported restatement adjustment and restated amounts for those accounts in our consolidated financial statements as of and for the years ended December 31, 2002, 2001 and 2000 affected by this restatement is as follows:

	Year Ended December 31, 2002

	Previously	Restatement
	Reported	Adjustment	Restated

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenues
Net premiums written	$1,631,245	$12,416	$1,643,661
Net premiums earned	1,432,642	13,635	1,446,277
Total revenues	1,691,466	13,635	1,705,101
Expenses
Acquisition costs	362,262	2,763	365,025
Losses and loss adjustment expenses	987,195	19,509	1,006,704
Total expenses	1,433,400	22,272	1,455,672
Income (loss) before income taxes	258,066	(8,637)	249,429
Federal and foreign income tax provision (benefit)	86,751	(3,023)	83,728
Net income (loss) available to common shareholders	$208,177	$(5,614)	$202,563
Basic earnings (loss) per common share	$3.22	$(0.09)	$3.13
Diluted earnings (loss) per common share	3.09	(0.08)	3.01
Underwriting ratios:
Losses and loss adjustment expenses	68.9%	0.7%	69.6%
Acquisition costs and other underwriting expenses	30.2	(0.1)	30.1

Combined ratio	99.1%	0.6%	99.7%

Consolidated Balance Sheet Data
Assets
Reinsurance recoverable on unpaid losses	$1,026,979	$(19,509)	$1,007,470
Federal and foreign income taxes	107,029	21,323	128,352
Total assets	5,303,675	1,814	5,305,489
Liabilities
Reinsurance balances payable	108,257	41,415	149,672
Total liabilities	4,247,592	41,415	4,289,007
Shareholders’ equity
Retained earnings as of January 1, 2002	45,576	(33,987)	11,589
Retained earnings as of December 31, 2002	247,239	(39,601)	207,638
Total shareholders’ equity as of December 31, 2002	$1,056,083	$(39,601)	$1,016,482

	Year Ended December 31, 2001

	Previously	Restatement
	Reported	Adjustment	Restated

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenues
Net premiums written	$984,650	$(27,743)	$956,907
Net premiums earned	900,537	(28,962)	871,575
Total revenues	1,028,450	(28,962)	999,488
Expenses
Acquisition costs	248,425	18,322	266,747
Total expenses	1,044,069	18,322	1,062,391
Loss before income taxes	(15,619)	(47,284)	(62,903)
Federal and foreign income tax benefit	(7,658)	(16,549)	(24,207)
Net loss available to common shareholders	$(7,961)	$(30,735)	$(38,696)
Basic loss per common share	$(0.14)	$(0.54)	$(0.68)
Diluted loss per common share	(0.14)	(0.54)	(0.68)
Underwriting ratios:
Losses and loss adjustment expenses	80.6%	2.7%	83.3%
Acquisition costs and other underwriting expenses	34.8	3.2	38.0

Combined ratio	115.4%	5.9%	121.3%

Consolidated Balance Sheet Data
Assets
Prepaid reinsurance premiums	$35,466	$(1,219)	$34,247
Federal and foreign income taxes	204,455	18,300	222,755
Total assets	4,648,291	17,081	4,665,372
Liabilities
Reinsurance balances payable	126,874	50,670	177,544
Other liabilities	93,917	398	94,315
Total liabilities	3,827,419	51,068	3,878,487
Shareholders’ equity
Retained earnings as of January 1, 2001	55,165	(3,252)	51,913
Retained earnings as of December 31, 2001	45,576	(33,987)	11,589
Total shareholders’ equity as of December 31, 2001	$820,872	$(33,987)	$786,885

	Year Ended December 31, 2000

	Previously	Restatement
	Reported	Adjustment	Restated

	(In thousands, except per share amounts)
	(Unaudited)
Consolidated Statement of Operations Data
Revenues
Net premiums written	$701,334	$—	$701,334
Net premiums earned	681,831	—	681,831
Total revenues	832,035	—	832,035
Expenses
Acquisition costs	198,570	5,003	203,573
Total expenses	751,449	5,003	756,452
Income (loss) before income taxes	80,586	(5,003)	75,583
Federal and foreign income tax provision (benefit)	25,795	(1,751)	24,044
Net income (loss) available to common shareholders	$54,791	$(3,252)	$51,539
Basic earnings (loss) per common share	$1.14	$(0.07)	$1.07
Diluted earnings (loss) per common share	1.14	(0.07)	1.07
Underwriting ratios:
Losses and loss adjustment expenses	73.9%	—%	73.9%
Acquisition costs and other underwriting expenses	36.9	0.7	37.6

Combined ratio	110.8%	0.7%	111.5%

Consolidated Balance Sheet Data
Assets
Federal and foreign income taxes	$186,618	$1,751	$188,369
Total assets	4,254,103	1,751	4,255,854
Liabilities
Reinsurance balances payable	61,520	5,003	66,523
Total liabilities	3,296,228	5,003	3,301,231
Shareholders’ equity
Retained earnings as of January 1, 2000	85,374	—	85,374
Retained earnings as of December 31, 2000	55,165	(3,252)	51,913
Total shareholders’ equity as of December 31, 2000	$957,875	$(3,252)	$954,623

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Selected Financial Data, consolidated financial statements and related notes and the discussion under “Critical Accounting Estimates” and “Safe Harbor Disclosure.” As further described in Note 2 to the consolidated financial statements and Item 6 — “Selected Financial Data,” we have restated our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our results as of and for the nine months ended September 30, 2005. Management’s Discussion and Analysis has been updated to reflect the effect of the restatement.
Overview
      Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation, its primary operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company; Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting

Management Ltd., which owns and manages Newline Syndicate 1218 at Lloyd’s; Hudson Insurance Company; and Hudson Specialty Insurance Company.
      We are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write specialty insurance in the United States.
      Our gross premiums written for the year ended December 31, 2005 were $2,626.9 million, a decrease of $23.9 million, or 0.9%, compared to gross premiums written for the year ended December 31, 2004 of $2,650.8 million. Our business outside of the United States accounted for 44.8% of our gross premiums written for the year ended December 31, 2005, compared to 45.7% for the year ended December 31, 2004. For the years ended December 31, 2005 and 2004, our net premiums written were $2,301.7 million and $2,361.8 million, respectively. For the year ended December 31, 2005, we had a net loss available to common shareholders of $105.4 million and for the year ended December 31, 2004, we had net income of $198.3 million. As of December 31, 2005, we had total assets of $8.6 billion and total shareholders’ equity of $1.6 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 117.6% for the year ended December 31, 2005, compared to 97.2% for the year ended December 31, 2004.
      Our consolidated statement of operations for the year ended December 31, 2005 includes a pre-tax underwriting loss of $436.0 million from Hurricanes Katrina, Rita and Wilma, which occurred during the third and fourth quarters of 2005. The underwriting loss from Hurricanes Katrina, Rita and Wilma is comprised of losses and LAE of $445.9 million, which is after reinsurance recoverables of $241.1 million, reduced by $9.9 million in net reinstatement premiums received. The loss estimate represents our best estimate based on the most recent information available. We used various approaches in estimating the loss, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, these estimates may be revised, potentially resulting in adverse effects to our financial results. The extraordinary nature of these catastrophes, including potential legal and regulatory implications, creates substantial complexity and uncertainty in estimating these losses. Considerable time may elapse before the adequacy of our estimates can be determined.
      Our consolidated statement of operations for the year ended December 31, 2004 includes a pre-tax underwriting loss of $97.4 million from Hurricanes Charley, Frances, Ivan and Jeanne, which occurred in the third quarter of 2004 (the “2004 Florida Hurricanes”). The underwriting loss from the 2004 Florida Hurricanes is comprised of losses and LAE of $93.4 million, which is after reinsurance recoverables of $77.8 million, increased by $4.0 million in net reinstatement premiums paid. As a result of the complexity and uncertainty in estimating losses from the 2004 Florida Hurricanes, we incurred an additional pre-tax underwriting loss of $12.6 million, net of applicable reinstatement premiums, for the year ended December 31, 2005.
      Our consolidated statement of operations for the year ended December 31, 2003 includes net losses and LAE of $73.3 million from catastrophe losses recognized during the period. The largest of the 2003 catastrophe losses relate to $12.7 million for Typhoon Maemi, which occurred in South Korea in September 2003, and $10.0 million for floods which occurred in France in December 2003.
      We operate our business through four divisions: the Americas, EuroAsia, London Market and U.S. Insurance.
      The Americas division is our largest division and writes casualty, surety and property treaty reinsurance, and facultative casualty reinsurance, in the United States and Canada, and primarily treaty and facultative property reinsurance in Central and South America.

      The EuroAsia division consists of our international reinsurance business, which is geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East.
      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline and our London branch office. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.
      The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard personal auto.
Restatement of Consolidated Financial Statements
      We have restated our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our unaudited statements as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with reinsurance contracts entered into by us between 1998 and 2004. Our decision to restate our financial results follows a re-evaluation by us of the accounting considerations previously applied to these transactions. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. Amounts for the nine months ended September 30, 2005 are unaudited.
      The total cumulative impact of the restatement through September 30, 2005 is to decrease shareholders’ equity by $35.6 million, after-tax. The aggregate net effect of the restatement for each period is to increase the net loss for the nine months ended September 30, 2005 by $5.1 million, increase 2004 net income by $11.4 million, decrease 2003 net income by $2.3 million, decrease 2002 net income by $5.6 million, increase 2001 net loss by $30.7 million and decrease 2000 net income by $3.3 million. The $35.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005 will be offset by net income of $12.5 million to be recognized for the three months ended March 31, 2006 in connection with one of the restated contracts as discussed below.
      The nature of the corrections relate to:

(i) Timing differences as to how premiums and unearned profit commissions under property catastrophe reinsurance contracts were recognized over the coverage periods on seven reinsurance contracts purchased by us and two reinsurance contracts written by us. All of these contracts satisfied risk transfer requirements and were multi-year, retrospectively-rated contracts, or included certain features that had the effect of allowing the contracts to operate as multi-year, retrospectively-rated contracts. The contracts were restated to correct the application of Emerging Issues Task Force Issue No: 93-6 “Accounting for Multiple-Year Retrospectively-Rated Contracts by Ceding and Assuming Enterprises” (“EITF 93-6”). The two reinsurance contracts written by us remained in force as of December 31, 2005. The restated contracts involve eight unaffiliated counterparties. The corrections under these contracts resulted in a $1.3 million after-tax cumulative increase to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $2.3 million, increasing 2004 net income by $10.5 million, increasing 2003 net income by $10.9 million, increasing 2002 net income by $8.4 million, increasing 2001 net loss by $29.2 million and decreasing 2000 net income by $1.6 million.

(ii) The accounting treatment of a ceded reinsurance contract entered into with Skandia Insurance Company Ltd. (“Skandia”) in 1995 in conjunction with the acquisition of Clearwater, a wholly owned subsidiary of ours. The contract provides $175.0 million of protection in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re Limited (“nSpire Re”), a subsidiary of our majority shareholder, Fairfax, for $97.0 million in consideration. Following a re-evaluation of the accounting treatment for the contract by our independent registered public accountants and us, we have restated the accounting of the contract for 2002 and subsequent periods. We had accounted for the contract similar to prospective reinsurance for 2002 and subsequent periods, where a benefit had been recorded in each period equal to the loss cessions made under the contract. It has been determined that, in accordance with retroactive reinsurance accounting, losses ceded under the contract in 2002 and subsequent periods which were in excess of $97.0 million should have been recorded as a deferred gain rather than as a benefit in the applicable periods. As part of the restatement, the deferred gain attributable to loss cessions made under the contract in 2002 and subsequent years is amortized into income over the estimated remaining settlement period.

As it was our intention at the time of the assignment to nSpire Re to continue to have the contract be accounted for as prospective reinsurance, we requested that nSpire Re pay $78.0 million due under the contract prior to the expected settlement period, which would allow us to record a portion of the benefit for losses ceded under the contract. We received $78.0 million in cash from nSpire Re on March 29, 2006, which reduces the outstanding recoverable. In connection with the receipt of this cash, we will recognize a deferred gain of $12.5 million after-tax in income for the three months ended March 31, 2006. The cash payment represents a permanent reduction in the amount of reinsurance recoverable from nSpire Re. The remaining reinsurance recoverable related to this contract of $97.0 million as of March 31, 2006 is collateralized by letters of credit and will be received in future periods as the underlying claims are settled.

The corrections under this contract resulted in a $28.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005, with the effect of increasing the net loss for the nine months ended September 30, 2005 by $3.0 million, decreasing 2004 net income by $5.7 million, decreasing 2003 net income by $7.2 million and decreasing 2002 net income by $12.7 million. The $28.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005 will be offset by a gain of $12.5 million after-tax associated with the recognition of a deferred gain to be recognized for the three months ended March 31, 2006 and the future amortization of the deferred gain into income.

(iii) The treatment of deferred ceding commissions to be received by us under three aggregate excess of loss reinsurance contracts purchased by us. Due to the deferred nature of the ceding commissions, amounts were reflected at their present value rather than the nominal value previously recorded by us. All of these contracts satisfied risk transfer requirements and remain active as of December 31, 2005. These contracts involve two unaffiliated counterparties. The corrections under these contracts resulted in an $8.4 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $0.8 million, increasing 2004 net income by $1.4 million, decreasing 2003 net income by $6.1 million, decreasing 2002 net income by $1.3 million, increasing 2001 net loss by $1.6 million and decreasing 2000 net income by $1.6 million. The cumulative effect of $8.4 million, after-tax, will be amortized into income in future periods.

(iv) The treatment of a proportional automobile reinsurance contract written by us in Latin America in 2003 and subsequently renewed in 2004 and 2005, relating to the potential existence of an oral side agreement that could limit the risk transfer under the contract. Following an internal review and investigation by our outside counsel, we were unable to conclude as to whether there was an oral side agreement that would limit the risk transfer under the contract. After consideration of information from the investigation, we are unable to conclude that there is a reasonable possibility of a significant loss under the contracts and have therefore restated the contract to apply the deposit method of accounting in accordance with Statement of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Risk” rather than reinsurance accounting. The corrections under this contract resulted in a $144 thousand after-tax cumulative increase to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $220 thousand, decreasing 2004 net income by $18 thousand and decreasing 2003 net income by $58 thousand.

(v) Other unrelated adjustments of an immaterial nature that were previously recorded by us in the first quarter of 2005. As part of the restatement, these adjustments were applied to the periods in which they occurred. There is no cumulative effect to shareholders’ equity as of September 30, 2005, with the net effect of increasing the net loss for the nine months ended September 30, 2005 by $5.3 million and increasing 2004 net income by $5.3 million.

Critical Accounting Estimates
      The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of

Odyssey Re Holdings Corp. and its subsidiaries. For a discussion of our significant accounting policies, see Note 3 to the notes to our consolidated financial statements.
      Critical accounting estimates are defined as those that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities, including litigation contingencies. These estimates, by necessity, are based on assumptions about numerous factors.
      We review our critical accounting estimates and assumptions quarterly. These reviews include the estimate of reinsurance premiums and premium related amounts, establishing deferred acquisition costs, an evaluation of the adequacy of reserves for unpaid losses and LAE, review of our reinsurance and retrocession agreements, an analysis of the recoverability of deferred income tax assets and an evaluation of the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Premium Estimates
      We derive our revenues from two principal sources: premiums from insurance placed and reinsurance assumed, net of premiums ceded (net premiums written), and income from investments. Net premiums written are earned (net premiums earned) as revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.
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
      The following table displays, by division, the estimates included in our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

				Change
				For the Year Ended
	As of December 31,			December 31,

Division	2005	2004	2003	2005	2004	2003

	Gross Premiums Written
Americas	$280.3	$274.1	$270.7	$6.2	$3.4	$24.8
EuroAsia	122.9	115.6	76.0	7.3	39.6	17.3
London Market	73.0	61.2	55.6	11.8	5.6	4.8

Total	$476.2	$450.9	$402.3	$25.3	$48.6	$46.9

	Acquisition Costs
Americas	$60.4	$68.2	$96.3	$(7.8)	$(28.1)	$32.9
EuroAsia	36.5	34.5	23.6	2.0	10.9	5.2
London Market	6.6	8.9	12.9	(2.3)	(4.0)	1.5

Total	$103.5	$111.6	$132.8	$(8.1)	$(21.2)	$39.6

				Change
				For the Year Ended
	As of December 31,			December 31,

Division	2005	2004	2003	2005	2004	2003

	Premiums Receivable
Americas	$219.9	$205.9	$194.4	$14.0	$11.5	$15.8
EuroAsia	86.4	81.1	52.4	5.3	28.7	12.1
London Market	66.4	52.3	45.6	14.1	6.7	3.4

Total	$372.7	$339.3	$292.4	$33.4	$46.9	$31.3

	Unearned Premium Reserve
Americas	$172.6	$162.7	$167.6	$9.9	$(4.9)	$51.8
EuroAsia	96.6	97.3	55.7	(0.7)	41.6	15.4
London Market	22.2	13.6	18.9	8.6	(5.3)	6.0

Total	$291.4	$273.6	$242.2	$17.8	$31.4	$73.2

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
      The difference between estimates and the actual accounts received may be material as a result of different reporting practices by ceding companies across geographic locations. Estimates may be subject to material fluctuations on an individual contract level compared to the actual information received, and any differences are recorded in the respective financial period in which they become known. Since the assumptions used to determine the estimates are reviewed quarterly and compared to the information received during the quarter, the variance in the aggregate estimates compared to the actual information when received is minimized. In addition, during the quarter’s review of these contracts, any change in original estimate compared to the new estimate is reflected in the appropriate financial period.
      In any specific financial period, the original estimated premium for a specific contract may vary from actual premium reported through the life of the contract by up to 10% to 15% due to the reporting patterns of the ceding companies and, in some cases, movements in foreign exchange rates over the period. However, historically, the final reported premium compared to the original estimated premium has deviated by smaller amounts.
      Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual non-affiliated ceding company which represents more than 1.5% of our gross premiums written in 2005. As a result, we believe the risks of material changes over time are mitigated.
      We review information received from ceding companies for reasonableness based on past experience with the particular ceding company or our general experience across the subject class of business. We also query information provided by ceding companies for reasonableness. Reinsurance contracts under which we assume business generally contain specific provisions which allow us to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information.

      Management must make judgments about the ultimate premiums written and earned by us. Reported premiums written and earned are based upon reports received from ceding companies, supplemented by our internal estimates of premiums written for which ceding company reports have not been received. We establish our own estimates based on discussions and correspondence with our ceding companies and brokers during the contract negotiation process and over the contract risk period. The determination of premium estimates requires a review of our experience with the ceding companies, familiarity with each market, an analysis and understanding of the characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by our cedants. Premium estimates are updated when new information is received. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Deferred Acquisition Costs
      Acquisition costs consist of commissions and brokerage expenses incurred on insurance and reinsurance business written. These costs are deferred and amortized over the period in which the related premiums are earned, which is generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, which considers anticipated losses and LAE and estimated remaining costs of servicing the business, all based on our historical experience. The estimates are continually reviewed by us and any adjustments are made in the accounting period in which an adjustment is considered necessary.

Reserves for Unpaid Losses and Loss Adjustment Expenses
      Our losses and LAE reserves, for both reported and unreported claims obligations, are maintained to cover the estimated ultimate liability for all of our insurance and reinsurance obligations. Losses and LAE reserves are categorized in one of three ways: (i) case reserves, which represent unpaid losses and LAE as reported by cedants to us, (ii) additional case reserves (“ACRs”), which are reserves we establish in excess of the case reserves reported by the cedant on individual claim events, and (iii) incurred but not reported reserves (“IBNR”), which are reserves for losses and LAE that have been incurred, but have not yet been reported to us, as well as additional amounts relating to losses already reported, that are in excess of case and ACR reserves. Incurred but not reported reserves are estimates based on all information currently available to us and are reevaluated quarterly utilizing the most recent information supplied from our cedants.
      We rely on initial and subsequent claims reports received from ceding companies to establish our estimate of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves recommended by the ceding company were $14.6 million and $26.4 million as of December 31, 2005 and 2004, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

      The reserve methodologies employed by us are dependent on the nature and quality of the data that we collect from ceding companies. This data primarily consists of loss amounts reported by the ceding companies, loss payments made by the ceding companies, and premiums written and earned reported by the ceding companies or estimated by us. For many classes of business, the actuarial methods used by us to project our liabilities recorded presently but that will be paid in the future (future liabilities) generally do not include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open. Due to the nature of our business, this information is not routinely provided by the ceding companies for every treaty. Consequently, actuarial methods relying on this information generally cannot be relied on by us for much of our loss reserve estimation process.
      Underwriting and claim information provided by our ceding companies is aggregated by the year in which each treaty is written into groups of business by geographic region and type of business to facilitate analysis, generally referred to as “reserve cells.” These reserve cell groupings of business are reviewed annually and change over time as our business mix changes. We supplement this information with claims and underwriting audits of specific contracts, internally developed pricing, as well as loss trend data developed from industry sources. This information is used to develop point estimates of carried reserves for each business segment. These individual point estimates, when aggregated, represent the total carried losses and LAE reserves carried in our consolidated financial statements. Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. The actuarial techniques for projecting losses and LAE reserves by reserve cell rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date. The process relies upon the assumption that past experience, supplemented by qualitative judgment where quantitative methods provide incomplete results, is an appropriate basis for predicting future events. The estimation of loss reserves is a complex process, especially in view of changes in the legal, social and economic environment which impact the development of loss reserves. Qualitative reassessments by management may be required where emerging trends and issues in claims frequency and severity and litigation, and in the social, economic, legislative and regulatory environments cannot be fully addressed or contemplated by past experience trends. Examples of events that could require qualitative reassessments of loss estimates by management would include shifts in laws, such as asbestos litigation reform, or developments involving the Terrorism Risk Insurance Act of 2002 that could affect claims related to future terrorism-related losses. Our best reasoned judgment on the impact of these types of trends and events will necessarily be based upon our evaluation of the historical effects of events of similar scope or magnitude that have occurred in the past.
      Our estimate of ultimate loss is determined based on a review of the results of several commonly accepted actuarial projection methodologies incorporating the quantitative and qualitative information described above. The specific methodologies we utilize in our loss reserve review process include, but may not be limited to (i) incurred and paid loss development methods, (ii) incurred and paid Bornhuetter Ferguson (“BF”) methods and (iii) loss ratio methods. Generally, we rely on BF and loss ratio methods for estimating ultimate loss liabilities for more recent treaty years. These methodologies, at least in part, apply a loss ratio, determined from aggregated analyses of pricing trends across reserve cells, to premium earned on that business. Adjustments to premium estimates generate appropriate adjustments to ultimate loss estimates in the quarter in which they occur using the BF and loss ratio methods. To estimate losses for more mature treaty years, we generally rely on the incurred loss development methodology, which does not rely on premium estimates. In addition, we may use other methods to estimate liabilities for specific types of claims. For property catastrophe losses, we may utilize vendor catastrophe models to estimate ultimate loss soon after a loss occurs, where loss information is not yet reported to us from cedants. The provision for asbestos loss liabilities is established based on an annual review of internal and external trends in reported loss and claim payments.
      The most significant assumptions underlying our December 31, 2005 estimate of losses and LAE reserves are as follows: (i) that the information developed from internal and external sources can be used to develop reasonable estimates of loss experience for business written by us; (ii) that historical loss emergence trends are indicative of future loss development trends; and (iii) that no provision is made for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in our historical data base or that are not yet quantifiable.
      Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. Actual results exceeded our estimates of losses and LAE in 2005, 2004 and 2003 by 5.4%, 8.0% and 6.9%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the best information we have available at any given point in time and our assumptions based upon that information. Every 1% point difference in actual results compared to our reserves as of December 31, 2005 will impact pre-tax income by $39.1 million.
      If an unfavorable change were to occur for the following assumptions, the approximate decrease in pre-tax income would be as follows (in millions):
      A) Frequency and Severity of Outstanding Claim Reserves as of December 31, 2005:

Decrease in
Pre-tax
Income

2.50% unfavorable change	$97.8
5.00% unfavorable change	195.5
7.50% unfavorable change	293.3
      B) Calendar Year 2005 Loss and LAE Incurred:

Decrease in
Pre-tax
Income

2.50% unfavorable change	$51.5
5.00% unfavorable change	103.1
7.50% unfavorable change	154.6
      Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future emergence for certain segments of our business. For calendar years 2003 through 2005, we experienced claim frequency and severity greater than expectations that were established based on a review of the prior years’ loss trends, particularly for business written in the period 1997 through 2000. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time, which resulted in price competition and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the late 1990s through the early 2000s. For calendar years 2005 through 2003, the net impact of changes in losses and LAE estimates for all segments reduced pre-tax income by $172.7 million, $190.0 million and $127.9 million, respectively.
      The Americas division reported net adverse loss development for prior years of $214.0 million, $184.8 million, and $92.9 million for calendar years 2005, 2004 and 2003, respectively. These increases were principally related to increased loss estimates for United States casualty business written in the period 1997 through 2001. Partially offsetting this increase was a decline in loss estimates for United States casualty business written in 2003 and 2004. Based on the review of cedant reported losses received during 2005, 2004 and 2003, we revised our loss development and expected loss ratio assumptions we use in performing our actuarial analysis, which generated a substantial increase in ultimate losses on United States casualty business written in the period 1997 through 2001, partially offset by a decline in U.S. casualty ultimate losses in more recent years. The specific lines of business generating most of the increase include general liability, professional liability and excess workers’ compensation. The difficulty in anticipating the ultimate losses attributable to business written during 1997 through 2001 for these lines of business is due to an increase in the frequency and severity of claims over expectations that were established based on information available in prior years. This includes estimating the cost of known claims and, more importantly, estimating the cost of claims where no reports have yet been made. In addition, the ability to anticipate the ultimate value of losses is made difficult by the long period of time which elapses before an actual loss is known and determinable, particularly for professional liability lines, where claims are often litigated to achieve a settlement. Competitive market conditions during the 1997 to 2001 period have resulted in unexpectedly prolonged emergence patterns as a result of: (i) an increasing level of deductibles, (ii) expanded coverage, (iii) expanded policy terms and (iv) a proliferation of corporate improprieties and bankruptcies. Losses attributable to general liability and excess workers’ compensation classes of business during the 1997 to 2001 period have also demonstrated a higher incidence of severity due to relatively broad coverage available under policy forms used during these periods. These factors have adversely impacted our ability to estimate losses and LAE in subsequent periods attributable to business written during this period. Additionally, in calendar year 2005, the annual review of internal and external trends in asbestos loss reporting and claim payments caused us to increase our asbestos loss development assumptions. As a result of these changes to assumptions, asbestos ultimate loss increased by $41.2 million.
      The EuroAsia division reported net favorable loss development for prior years of $8.7 million in calendar year 2005, and net adverse loss development for calendar years 2004 and 2003 of $6.6 million and $11.0 million, respectively. The reduction in prior year loss estimates for calendar year 2005 is driven by favorable loss emergence trends in miscellaneous property lines including property risk (non-catastrophe), aviation and bonding. These reserve reductions more than offset prior year loss estimate increases for property catastrophe and French motor liability coverages. The increase in prior period loss estimates during calendar years 2004 and 2003 are principally related to greater than expected loss emergence on bond and facultative exposures, respectively.
      The London Market division reported net favorable loss development for prior years of $23.6 million and $0.2 million for calendar years 2005 and 2004, respectively, and net adverse loss development of $22.6 million for calendar year 2003. The reduction in prior year loss estimates during calendar year 2005 results from favorable loss emergence trends for satellite, non-catastrophe property and auto liability business written during 2002 through 2004. The increase in prior year loss estimates during calendar year 2003 is due to greater than expected loss emergence on U.S. casualty business written in the late 1990s through early 2000s. The London Market division discontinued the underwriting units that concentrated on writing U.S. casualty business by 2002.
      The U.S. Insurance division reported net favorable loss development for prior years of $9.0 million and $1.2 million for calendar years 2005 and 2004, respectively, and net adverse development for the 2003 calendar year of $1.4 million. The reduction in prior year loss estimates during calendar year 2005 results from favorable loss emergence trends for medical malpractice.
      The following table provides detail on loss and LAE development, by division, for the calendar years 2005 through 2003 (in millions):

	2005	2004	2003

Americas	$214.0	$184.8	$92.9
EuroAsia	(8.7)	6.6	11.0
London Market	(23.6)	(0.2)	22.6
U.S. Insurance	(9.0)	(1.2)	1.4

Total loss and LAE development	$172.7	$190.0	$127.9

      The following table sets forth our liabilities for unpaid losses and LAE for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003

Gross unpaid losses and LAE, beginning of year	$4,224.6	$3,399.5	$2,871.6
Less ceded unpaid losses and LAE, beginning of year	1,052.8	1,028.1	1,007.5

Net unpaid losses and LAE, beginning of year	3,171.8	2,371.4	1,864.1

Acquisition and disposition of net unpaid losses and LAE	—	77.1	—

Losses and LAE incurred related to:
Current year	1,888.9	1,441.1	1,208.1
Prior years	172.7	190.0	127.9

Total losses and LAE incurred	2,061.6	1,631.1	1,336.0

Paid losses and LAE related to:
Current year	380.7	300.3	241.6
Prior years	913.7	632.4	601.8

Total paid losses and LAE	1,294.4	932.7	843.4

Effects of exchange rate changes	(28.1)	24.9	14.7

Net unpaid losses and LAE, end of year	3,910.9	3,171.8	2,371.4
Add: ceded unpaid losses and LAE, end of year	1,206.8	1,052.8	1,028.1

Gross unpaid losses and LAE, end of year	$5,117.7	$4,224.6	$3,399.5

      Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events and trends that may or may not occur or develop in the future, thereby affecting assumptions of claims frequency and severity. Examples of emerging claim and coverage issues and trends in recent years that could affect reserve estimates include: (i) developments in tort liability law; (ii) legislative attempts at asbestos liability reform; (iii) uncertainties regarding the future scope of the Terrorism Risk Insurance Act of 2002; (iv) an increase in shareholder derivative suits against corporations and their officers and directors; and (v) increasing governmental focus on, and involvement in, the insurance and reinsurance industry generally. The eventual outcome of these events and trends may be different from the assumptions underlying our loss reserve estimates. In the event that loss trends diverge from expected trends during the period, we adjust our reserves to reflect the change in losses indicated by revised expected loss trends. On a quarterly basis, we compare actual emergence of the total value of newly reported losses to the total value of losses expected to be reported during the period and the cumulative value since the date of our last reserve review. Variation in actual loss emergence from expectations may result in a change in our estimate of losses and LAE reserves. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. Changes in expected claim payment rates, which represent one component of losses and LAE emergence, may impact our liquidity and capital resources, as discussed in “— Liquidity and Capital Resources.”

      The following table summarizes, by type of reserve, the unpaid losses and LAE reserve as of December 31, 2005 and 2004. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of December 31,

	2005			2004

	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves

	(In millions)
Americas
Gross	$1,889.8	$1,245.2	$3,135.0	$1,650.8	$1,076.3	$2,727.1
Ceded	(605.5)	(187.0)	(792.5)	(486.6)	(226.5)	(713.1)

Net	$1,284.3	$1,058.2	$2,342.5	$1,164.2	$849.8	$2,014.0

EuroAsia
Gross	$267.5	$212.1	$479.6	$177.4	$198.0	$375.4
Ceded	(9.7)	(5.3)	(15.0)	(4.5)	(1.7)	(6.2)

Net	$257.8	$206.8	$464.6	$172.9	$196.3	$369.2

London Market
Gross	$345.6	$664.3	$1,009.9	$239.5	$538.5	$778.0
Ceded	(112.8)	(110.6)	(223.4)	(56.1)	(132.8)	(188.9)

Net	$232.8	$553.7	$786.5	$183.4	$405.7	$589.1

U.S. Insurance
Gross	$121.6	$371.6	$493.2	$86.2	$257.9	$344.1
Ceded	(49.6)	(126.3)	(175.9)	(39.2)	(105.4)	(144.6)

Net	$72.0	$245.3	$317.3	$47.0	$152.5	$199.5

Total
Gross	$2,624.5	$2,493.2	$5,117.7	$2,153.9	$2,070.7	$4,224.6
Ceded	(777.6)	(429.2)	(1,206.8)	(586.4)	(466.4)	(1,052.8)

Net	$1,846.9	$2,064.0	$3,910.9	$1,567.5	$1,604.3	$3,171.8

      We have exposure to asbestos, environmental pollution and other latent injury damage claims resulting from policies written prior to 1986. Exposure arises from reinsurance contracts under which we assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. Our estimate of our ultimate liability for such exposures includes case basis reserves and a provision for IBNR claims. The provision for asbestos loss liabilities is established based on an annual review of Company and external trends in reported loss and claim payments.
      Estimation of ultimate asbestos and environmental liabilities is unusually difficult due to several significant issues surrounding these exposures. Among the issues are: (i) the long period between exposure and manifestation of an injury; (ii) difficulty in identifying the sources of asbestos or environmental contamination; (iii) difficulty in allocating responsibility or liability for asbestos or environmental damage; (iv) difficulty determining whether coverage exists; (v) changes in underlying laws and judicial interpretation of those laws; and (vi) uncertainty regarding the identity and number of insureds with potential asbestos or environmental exposure.
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (i) continued growth in the number of claims filed due to a more aggressive plaintiffs’ bar; (ii) an increase in claims involving defendants formerly regarded as peripheral; (iii) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (iv) concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (v) the potential that states or the U.S. Congress may enact legislation on asbestos litigation reform.

      We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of December 31, 2005, of our asbestos and environmental losses and LAE, net of reinsurance, are $119.3 million and $13.5 million, respectively. See Note 9 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.
      The following tables provide the historical gross and net asbestos and environmental losses and LAE incurred for the years ending December 31, 2005, 2004 and 2003 (in millions).

	2005	2004	2003

Asbestos
Gross losses and LAE incurred	$54.2	$54.2	$46.8
Net losses and LAE incurred	41.2	30.0	11.6
Environmental
Gross losses and LAE incurred	$9.7	$2.8	$(3.3)
Net losses and LAE incurred	(0.9)	(21.1)	(0.5)
      Asbestos open claims as of December 31, 2005 are 1,532, amounting to $206.0 million in gross case losses and LAE reserves. The largest 10 reported claims account for 15.7% of the gross case reserves, with an average reserve of $3.2 million. As of December, 31, 2004, there were 1,482 open claims with an aggregate case reserve of $191.8 million. The largest 10 reported claims in 2004 account for 18.5% of gross case reserves, with an average reserve of $3.5 million. Gross case reserves increased in 2005, as newly reported claims and additional reported reserves on existing claims more than offset claim payments in the year. Based on an aggregation of claims by insured, our 10 largest insured involvements account for 47.8% of our gross case reserves at December 2005, compared to 50.2% at year end 2004. Based on our annual reserve study, we increased net asbestos loss reserves by $41.2 million based on the observed trends in our internal loss data as well as external loss trends.
      Environmental open claims as of December 31, 2005 are 1,373, amounting to $32.2 million in gross case losses and LAE reserves. The largest 10 reported claims account for 24.2% of the gross case reserves, with an average case reserve of $0.8 million. At December, 31, 2004, there were 1,431 open claims with an aggregate case reserve of $26.5 million. The largest 10 reported claims in 2004 account for 22.0% of gross case reserves, with an average case reserve of $0.6 million. Overall gross case reserves increased in 2005, as newly reported claims and additional reported reserves on existing claims more than offset claim payments in the year. Based on an aggregation of claims by insured, our 10 largest insured involvements account for 45.1% of our gross case reserve as of December 2005, compared to 44.3% as of December 31, 2004. Based on our annual reserve study, we decreased environmental net loss reserves by $(0.9) million based on the observed trends in our internal loss data.

      The following table provides historical gross asbestos and environmental outstanding claim information for the years ended December 31, 2005 and 2004 (in millions):

	As of December 31,

	2005				2004

		Aggregate	% of Total	Average		Aggregate	% of Total	Average
		Case	Case	Case		Case	Case	Case
	Count	Reserves	Reserves	Reserves	Count	Reserves	Reserves	Reserves

Asbestos
By Claim
Largest 10 open claims	10	$32.3	15.7%	$3.2	10	$35.5	18.5%	$3.5
All other claims	1,522	173.7	84.3	0.1	1,472	156.3	81.5	0.1

Total	1,532	$206.0	100.0%	$0.1	1,482	$191.8	100.0%	$0.1

By Insured
Largest 10 insureds on open claims	10	$98.4	47.8%	$9.8	10	$96.3	50.2%	$9.6
All other insureds	287	107.6	52.2	0.4	294	95.5	49.8	0.3

Total	297	$206.0	100.0%	$0.7	304	$191.8	100.0%	$0.6

Environmental
By Claim
Largest 10 open claims	10	$7.8	24.2%	$0.8	10	$5.8	22.0%	$0.6
All other claims	1,363	24.4	75.8	0.0	1,421	20.7	78.0	0.0

Total	1,373	$32.2	100.0%	$0.0	1,431	$26.5	100.0%	$0.0

By Insured
Largest 10 insureds on open claims	10	$14.5	45.1%	$1.5	10	$11.7	44.3%	$1.2
All other insureds	577	17.7	54.9	0.0	601	14.8	55.7	0.0

Total	587	$32.2	100.0%	$0.0	611	$26.5	100.0%	$0.0

      In the event that loss trends diverge from expected trends, we may have to adjust our reserves for asbestos and environmental exposures accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects on our financial results. Due to the uncertainty involving estimates of ultimate asbestos and environmental exposures, management does not attempt to produce a range around its best estimate of loss.

Reinsurance and Retrocessions
      We purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on our insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple contracts. To protect against this risk, we purchase catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. The maximum recovery from a major United States catastrophic event in 2005 was $75.0 million, increased by proportional protection covering targeted portions of our property business. Specific reinsurance protections are also placed to protect selected portions of our business outside of the United States. As of December 31, 2005, our catastrophe excess of loss reinsurance protection available for losses in the United States was exhausted by losses incurred by Hurricanes Katrina, Rita and Wilma. Depending on the cost and availability, we may elect not to purchase new or renewal coverage for catastrophe risks across our reinsurance portfolio in 2006. The ultimate amount of coverage we purchase will be considered in establishing the maximum amount of catastrophe exposure assumed by us during 2006.
      When we purchase reinsurance protection, we cede to reinsurers a portion of our risks and pay premiums based upon the risk and exposure of the policies subject to the reinsurance. Although the reinsurer is liable to us for the reinsurance ceded, we retain the ultimate liability in the event the reinsurer is unable to meet its obligation at some later date.
      Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts (in millions) for these items follow:

	Year Ended December 31,

	2005	2004	2003

Premiums Written
Direct	$763.3	$702.1	$634.9
Add: assumed	1,863.7	1,948.7	1,917.5
Less: ceded	325.3	289.0	396.3

Net	$2,301.7	$2,361.8	$2,156.1

Premiums Earned
Direct	$737.2	$698.0	$557.7
Add: assumed	1,873.1	1,936.4	1,794.8
Less: ceded	333.5	300.9	380.6

Net	$2,276.8	$2,333.5	$1,971.9

      The total amount of reinsurance recoverables on paid and unpaid losses as of December 31, 2005 and 2004 was $1,347.7 million and $1,142.6 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of December 31, 2005 and 2004 was $30.9 million and $33.0 million, respectively, and has been netted against reinsurance recoverables on loss payments. We have also established a reserve for potentially uncollectible assumed reinsurance balances of $6.3 million and $5.9 million as of December 31, 2005 and 2004, respectively, which has been netted against premiums receivable.
      We are the beneficiary of a 1995 stop loss reinsurance agreement with nSpire Re (the “1995 Stop Loss Agreement”). The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. in conjunction with the purchase of Clearwater in 1996. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re. Pursuant to the agreement, we ceded premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. We account for the 1995 Stop Loss Agreement as retroactive reinsurance. We ceded losses of $17.5 million to the agreement in each of the years ended December 31, 2005, 2004 and 2003, which are deferred over the estimated remaining settlement period. The income before income taxes reflected in our statements of operations related to the amortization of the cumulative deferred gain under the 1995 Stop Loss Agreement for the years ended December 31, 2005, 2004 and 2003 is $11.3 million, $8.7 million and $6.5 million respectively. The remaining deferred amortization included in our consolidated balance sheet for the years ended December 31, 2005, 2004 and 2003 is $45.6 million, $39.3 million, and $30.5 million, respectively. Reinsurance recoverables on paid and unpaid losses related to this agreement were $175.0 million and $157.5 million as of December 31, 2005 and 2004, respectively, and are reflected in our consolidated balance sheets, fully secured by letters of credit and cash. As of December 31, 2005, we have utilized the full limit of this cover.
      We previously purchased whole account aggregate excess of loss retrocessional coverage (“Whole Account Excess of Loss Agreements”) to manage our exposures, including catastrophic occurrences and the potential accumulation of exposures. The Whole Account Excess of Loss Agreements are broad in coverage, and include property and casualty insurance and reinsurance business written on a worldwide basis, as applicable. Classes of business excluded from coverage primarily include non-traditional business. In each calendar year, we have the ability to cede losses attributable to certain prior periods to the Whole Account Excess of Loss Agreements to the extent there are limits remaining for the period. These agreements cover business written or incepting during a defined period of time (underwriting year), which is typically twelve months, or in other cases, business earned during a defined period of time (accident year). The Whole Account Excess of Loss Agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a composite ratio (the sum of the commission and loss ratios), or in some agreements a loss ratio, in excess of a specified attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid, net of commission, by us is calculated based on a contractual fixed rate that is applied to the total premiums covered by the retrocession agreements. Each agreement includes a provision for additional premium, subject to a maximum, based on the amount of loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by OdysseyRe. The principal reinsurers under these agreements are London Life and Casualty Reinsurance Corporation and Underwriters Reinsurance Company (Barbados) Inc.
      We have the ability to cede losses that are attributable to the covered periods to these agreements in any future period, to the extent there is remaining coverage, even in cases where the losses emerge in periods long after the period when the business was written. We have the ability to cede losses to multiple agreements in a calendar period, to the extent that the losses pertain to coverage periods with remaining limits. Our ability to cede losses in any given calendar year that are attributable to prior periods will depend on the nature of the risk which generated the loss, the time period from which the losses originate and whether there are limits remaining covering the subject period. Losses attributable to prior periods are ceded to the treaties and recorded in the period in which they are ceded. Additional premiums are generally due under an agreement if additional losses are ceded to the agreement, subject to a maximum amount. Additional premiums, if any, are determined and recorded in the period when losses are ceded. When additional premiums are due, the interest on the funds attributable to the additional premiums ceded is typically calculated based on the inception period of the contract and the cumulative interest expense is recognized in the period when additional premiums are due.
      The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements for the years ended December 31, 2005, 2004 and 2003 (in millions):

Coverage period	2005	2004	2003

Prior years	$(2.3)	$2.9	$(4.5)
2000 underwriting year	2.4	(0.9)	39.0
2001 underwriting year	16.4	3.1	65.9

Total	$16.5	$5.1	$100.4

      The maximum coverage available under the Whole Account Excess of Loss Agreements is based on a proportion of net premiums earned during each of the coverage periods, subject to a predetermined aggregate limit. The maximum coverage available will increase or decrease as premium adjustments applicable to a particular coverage period, if any, are recognized. The attachment point represents the aggregate amount of losses, and in certain cases, acquisition costs, expressed as a proportion of net premiums earned, that will be retained by us. Losses attributable to business written during a particular period in excess of the attachment point, subject to a maximum limit, are ceded to the reinsurer. The following table provides a summary of the significant terms of the Whole Account Excess of Loss Agreements that were in effect as of December 31, 2005 (in millions).

Coverage Period	Attachment Basis	Aggregate Limit	Remaining Limit	Attachment Point

1994 accident year	Loss ratio	$100.0	$62.7	70.7%
1996 underwriting year	Loss ratio	71.5	—	93.7%
1997 accident year	Composite ratio	50.0	—	90.0%
1997 underwriting year	Composite ratio	65.8	—	89.0%
1998 accident year	Composite ratio	25.0	—	97.5%
1998 underwriting year	Composite ratio	41.3	9.6	89.5%
1999 underwriting year	Composite ratio	69.8	—	95.1%
2000 underwriting year	Composite ratio	138.2	0.9	90.6%
2001 underwriting year	Composite ratio	170.9	85.4	90.3%
      The following table provides a summary of the cumulative experience, including the income (loss) before income taxes, under each agreement since its inception. Several of these agreements were purchased by predecessor companies prior to the period in which they were included in our consolidated financial statements. As a result, amounts recorded in our consolidated statement of operations include only the amounts ceded subsequent to the date in which the covered company was included in our consolidated financial statements (in millions).

	Ceded	Ceded	Ceded	Net		Income (Loss)
	Earned	Acquisition	Loss and	Underwriting	Interest	Before Income
Coverage Period	Premium	Costs	LAE	Income	Expense	Taxes

1994 accident year	$32.6	$9.8	$37.3	$14.5	$26.6	$(12.1)
1996 underwriting year	41.4	11.4	71.5	41.5	16.7	24.8
1997 accident year	25.8	—	50.0	24.2	10.8	13.4
1997 underwriting year	42.8	11.8	65.8	34.8	13.8	21.0
1998 accident year	11.6	—	25.0	13.4	4.0	9.4
1998 underwriting year	17.8	3.1	31.7	17.0	4.9	12.1
1999 underwriting year	43.3	8.3	69.8	34.8	13.9	20.9
2000 underwriting year	90.5	29.6	137.2	76.3	38.6	37.7
2001 underwriting year	57.9	12.6	85.4	40.1	19.9	20.2
      The Whole Account Excess of Loss Agreements provide that we may withhold a significant portion of the premium payable to the retrocessionaires in funds held accounts, which, under certain circumstances, may be set-off against the retrocessionaires’ losses and other obligations owed to us. These funds are shown as a liability in our consolidated balance sheets as funds held under reinsurance contracts. Interest on the funds held account, calculated using a contractual fixed interest rate of approximately 7.0% for those agreements with amounts ceded, is credited quarterly by us, which results in an increase in the funds held account balance and is recorded as an expense, reducing our investment income. Loss payments are deducted from the funds held account balance, which reduces the liability as such payments are made.
      In addition to the Whole Account Excess of Loss Agreements, we entered into a three-year aggregate excess of loss reinsurance contract protecting our United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified us for losses in excess of an annual retention, subject to an annual limit of liability. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of our total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. We maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for 1999 and 2000. A minimum interest credit is applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. As of December 31, 2005, the loss payment account had a zero balance.
      The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the years ended December 31, 2005, 2004, and 2003 is as follows (in millions):

	2005	2004	2003

Ceded earned premium	$(13.9)	$(6.6)	$(76.7)
Ceded acquisition costs	5.3	2.7	17.8
Ceded losses and LAE	18.7	5.6	104.7

Net underwriting income	10.1	1.7	45.8
Interest expense	(18.7)	(20.1)	(25.9)

Income (loss) before income taxes	$(8.6)	$(18.4)	$19.9

      We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $44 thousand, $18 thousand and $775 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.
      As indicated by the table above, for the years ended December 31, 2005 and 2004, we ceded $18.7 million and $5.6 million, respectively, of losses and LAE, primarily to the 2001 aggregate excess of loss treaty. The increase in losses ceded to our Whole Account and Facultative Excess of Loss Agreements, for the years ended December 31, 2005 and 2004, were primarily attributable to adverse loss development on casualty business written in 2001. For the year ended December 31, 2003, we ceded total losses and LAE of $104.7 million relating to prior period losses, which included (i) $65.9 million ceded to the 2001 aggregate excess of loss treaty, principally due to the 2001 World Trade Center disaster, (ii) $39.0 million ceded to the 2000 aggregate excess of loss treaty, principally due to adverse loss development on U.S. casualty business written in 2000, (iii) a reduction in ceded losses of $4.5 million related to business written in prior years that was previously ceded, and (iv) $4.3 million ceded related to facultative casualty business. The higher level of losses ceded to our aggregate excess of loss treaties during 2003 as compared to 2005 and 2004 resulted in a benefit to net income in 2003 as compared to a net loss in 2005 and 2004. Losses ceded to our Whole Account and Facultative Excess of Loss Agreements in 2005 represented 11.5% of our pre-tax loss and 1.9% and 28.0% of our pre-tax income in 2004 and 2003, respectively.
      The reinsurance recoverables on paid and unpaid losses related to the Whole Account and Facultative Excess of Loss Agreements are $251.9 million and $262.0 million as of December 31, 2005 and 2004, respectively. Funds held under reinsurance contracts, related to these agreements, shown as a liability on our consolidated balance sheets, reflect $150.7 million and $152.7 million as of December 31, 2005 and 2004, respectively. Other collateral related to these agreements is $124.8 million and $130.6 million as of December 31, 2005 and 2004, respectively.

Deferred Income Taxes
      We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets have not been reduced by a valuation allowance, as management believes it is more likely than not that the deferred tax assets will be realized. As of December 31, 2005 and 2004, respectively, a net deferred tax asset of $153.6 million and $97.8 million was recorded. In recording this deferred tax asset, we have made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset and accordingly, no valuation allowance has been recorded.

Investments
      On a quarterly basis, we review our investment portfolio for declines in value, and specifically consider securities, the market values of which have declined to less than 80% of their amortized cost at the time of review. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment, but rather a temporary decline in value. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.
      In assessing the value of our debt and equity securities held as investments, and possible impairments of such securities, we review (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information we may consider relevant. In addition, we consider our intent and ability to hold the security to recovery when evaluating possible impairments. Risks and uncertainties are inherent in our other-than-temporary decline in value assessment methodology.
      Risks and uncertainties include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates.
Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Underwriting Results
      Gross Premiums Written. Gross premiums written for the year ended December 31, 2005 decreased by $23.9 million, or 0.9%, to $2,626.9 million compared to $2,650.8 million for the year ended December 31, 2004, as reflected in the following table (in millions):

	Year Ended
	December 31,		Change

Division	2005	2004	$	%

Americas	$1,130.5	$1,257.5	$(127.0)	(10.1)%
EuroAsia	543.8	553.7	(9.9)	(1.8)
London Market	431.6	447.7	(16.1)	(3.6)
U.S. Insurance	521.0	391.9	129.1	32.9

Total gross premiums written	$2,626.9	$2,650.8	$(23.9)	(0.9)%

      Total reinsurance gross premiums written for the year ended December 31, 2005 were $1,863.6 million compared to $1,968.8 million for 2004, a decrease of 5.3%. Total insurance gross premiums written for the year ended December 31, 2005, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of London Market), were $763.3 million, compared to $682.0 million for 2004, an increase of 11.9%. For the year ended December 31, 2005, total reinsurance gross premiums written represented 71.0% (74.3% in 2004) of our business and insurance represented the remaining 29.0% (25.7% in 2004) of our business.
      Gross premiums written include reinstatement premiums of $70.4 million and $16.8 million for the years ended December 31, 2005 and 2004, respectively. Reinstatement premiums were primarily related to reinstating the coverage under property catastrophe excess of loss reinsurance contracts following Hurricanes Katrina, Rita and Wilma in 2005 and the 2004 Florida Hurricanes. The higher level of reinstatement premiums in 2005 as compared to 2004 was attributable to the significant number of full limit losses resulting from Hurricanes

Katrina, Rita and Wilma in 2005. Excluding reinstatement premiums in each period, gross premiums written would be $2,556.5 million and $2,634.0 million for the years ended December 31, 2005 and 2004, respectively, representing a decrease of $77.5 million, or 2.9%.
      Americas. Gross premiums written in the Americas division for the year ended December 31, 2005 were $1,130.5 million, a decrease of $127.0 million, or 10.1%, as compared to $1,257.5 million for the year ended December 31, 2004. These amounts represented 43.1% of our gross premiums written for the year ended December 31, 2005 and 47.4% in 2004. These amounts include reinstatement premiums of $32.0 million and $5.0 million for the years ended December 31, 2005 and 2004, respectively, which principally relate to Hurricanes Katrina, Rita and Wilma in 2005, and the 2004 Florida Hurricanes. Excluding reinstatement premiums in each period, gross premiums written would be $1,098.5 million and $1,252.5 million for the years ended December 31, 2005 and 2004, respectively, representing a decrease of $154.0 million, or 12.3% over the period. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $929.9 million for the year ended December 31, 2005 decreased $117.9 million, or 11.3%, compared to $1,047.8 million for the year ended December 31, 2004. The decrease in the United States is primarily attributable to the non-renewal of a large workers compensation quota share treaty, which accounted for a decrease in gross premiums written of $93.2 million in 2005. Gross premiums written across casualty classes of business decreased by $64.9 million, or 13.0%, as compared to 2004, due to more competitive market conditions, particularly in professional liability classes and non standard auto. This decrease is partially offset by increased gross premiums written relating to higher reinstatement premiums of $28.0 for the year ended December 31, 2005 compared to $3.2 million for 2004, which contributed to the overall increase in property gross premiums written of $36.5 million over the period.

•	Latin America — Gross premiums written of $148.6 million for the year ended December 31, 2005 decreased $12.8 million, or 7.9%, compared to $161.4 million for the year ended December 31, 2004. The decrease was due to a $25.0 million reduction from the non-renewal of a large facultative property contract, offset by a general increase in proportional treaty business, led by automobile business. We continue to see increased competition across our Latin America operations.

•	Canada — Gross premiums written of $50.4 million for the year ended December 31, 2005 increased $4.4 million, or 9.6%, compared to $46.0 million for the year ended December 31, 2004. The increase primarily relates to exchange rate movements between December 31, 2005 and 2004 as the Canadian dollar strengthened.
      EuroAsia. Gross premiums written in the EuroAsia division for the year ended December 31, 2005 were $543.8 million, a decrease of $9.9 million, or 1.8%, as compared to $553.7 million for the year ended December 31, 2004. These amounts represented 20.7% of our gross premiums written for the year ended December 31, 2005 and 20.9% in 2004. These amounts include $5.2 million of reinstatement premiums for the year ended December 31, 2005, as compared to none in 2004. Gross premiums written for the year ended December 31, 2004 included $24.9 million related to the consolidation of a wholly owned subsidiary, First Capital Insurance Limited (“First Capital”), which writes business in Singapore. Starting in the fourth quarter of 2004, our economic interest in First Capital declined below 50% and it is no longer consolidated in our consolidated financial statements. Excluding this amount, gross premiums written for the year ended December 31, 2005 increased $15.0 million, or 2.8%, as compared to the year ended December 31, 2004. This increase is primarily attributable to higher volume of property and motor business, offset by lower volume in accident and health and credit and bonds. Gross premiums written from property business, which represents 60.0% of EuroAsia in 2005, increased by $21.8 million, or 7.2%, for the years ended December 31, 2005 and 2004, driven by greater penetration in the French market. Motor business, which represents 16.3% of EuroAsia in 2005, increased $8.8 million, or 11.1%, in 2005 and was primarily attributable to a $17.3 million increase in France, offset by a decline in other parts of Europe and the Middle East. Accident and health business, which represents 2.1% of EuroAsia in 2005, decreased $12.3 million, or 51.7%, in 2005 over 2004 primarily due to the non renewal of selected proportional accounts.

      London Market. Gross premiums written in the London Market division for the year ended December 31, 2005 were $431.6 million, a decrease of $16.1 million or 3.6% as compared to $447.7 million for the year ended December 31, 2004. These amounts represented 16.4% of our gross premiums written for the year ended December 31, 2005 and 16.9% in 2004. These amounts include reinstatement premiums of $33.2 million and $11.8 million (all related to the London Branch) for the years ended December 31, 2005 and 2004, respectively, which principally relate to Hurricanes Katrina, Rita and Wilma in 2005, and the 2004 Florida Hurricanes. Excluding reinstatement premiums in each period, gross premiums written would be $398.4 million and $435.9 million for the years ended December 31, 2005 and 2004, respectively, representing a decrease of $37.5 million, or 8.6% over the period. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $189.3 million for the year ended December 31, 2005 increased $6.8 million, or 3.8%, compared to $182.5 million for the year ended December 31, 2004. Excluding reinstatement premiums in each period, gross premiums written for the year ended December 31, 2005 were $156.2 million, a decrease of $14.5 million or 8.5%, compared to $170.7 million for the year ended December 31, 2004. Gross premiums written from property business, which represents 46.3% of London Branch in 2005, increased by $14.6 million, or 20.0%, in 2005 over 2004, entirely driven by higher reinstatement premiums in 2005 as ceding companies are choosing to retain more business. Casualty business showed little change in 2005 but reflects more business written on an excess of loss basis versus proportional.

•	Newline — Gross premiums written of $242.3 million for the year ended December 31, 2005 decreased $22.9 million, or 8.6%, compared to $265.2 million for the year ended December 31, 2004. The decrease was primarily attributable to lower directors and officers and error and omissions business. The decline in premiums generally reflects more competitive conditions in the market, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the year ended December 31, 2005 were $521.0 million, an increase of $129.1 million, or 32.9%, as compared to $391.9 million for the year ended December 31, 2004. These amounts represented 19.8% of our gross premiums written for the year ended December 31, 2005 and 14.8% in 2004. Growth in specialty insurance which is distributed through program administrators, was primarily due to new program administrators which were added during 2004 and early 2005. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division of $20.2 million and $20.1 million for the years ended December 31, 2005 and 2004, respectively. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the year ended December 31, 2005 increased by $129.2 million, or 31.4%, over 2004. Gross premiums written across each line of business is as follows:

•	Professional liability gross premiums written increased $49.1 million, or 75.5%, for the year ended December 31, 2005 to $114.2 million for the year ended December 31, 2005 from 2004. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical malpractice gross premiums written were $150.6 million for the year ended December 31, 2005, an increase of $12.9 million, or 9.4%, from $137.7 million for the year ended December 31, 2004. Medical malpractice, our largest line of business in the U.S. Insurance division, represented 28.9% of gross premiums written in U.S. Insurance for the year ended December 31, 2005. Growth was driven by increases in our select markets and hospital coverages and partially offset by reductions in physician groups business, which reflects more competitive market conditions.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, increased $10.9 million, or 11.8%, to $103.6 million for the year ended December 31, 2005 from 2004 due to the full year effect of a program administrator which was added in April 2004.
      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2005 increased by $36.3 million, or 12.6%, to $325.3 million (12.4% of gross premiums written) from $289.0 million (10.9% of gross premiums written) for the year ended December 31, 2004. These amounts include reinstatement premiums paid of $65.7 million and $20.8 million for the years ended December 31, 2005 and 2004, respectively. Ceded premiums written for the year ended December 31, 2004 included $12.0 million related to First Capital. Excluding First Capital and reinstatement premiums in each period, ceded premiums written were $259.6 million for the year ended December 31, 2005 an increase of $3.4 million, or 1.3%, as compared to $256.2 million for the year ended December 31, 2004.
      Ceded premiums written relating to our Whole Account and Facultative Excess of Loss Agreements were $11.9 million and $5.9 million for the years ended December 31, 2005 and 2004, respectively. Premiums are payable by us based on the amount of losses ceded under each of the agreements. The increase of $6.0 million for the year ended December 31, 2005 was primarily attributable to premiums paid on a higher level of losses ceded during 2005 to the 2001 whole account excess of loss agreement. This was offset by reduced cessions of Newline of $3.9 million in 2005 over 2004, primarily due to larger deductibles. In addition, there were reduced cessions of our U.S. Insurance business of $5.2 million in 2005 over 2004, primarily due to increased retentions across the business.
      Net Premiums Written. Net premiums written for the year ended December 31, 2005 decreased by $60.1 million, or 2.5%, to $2,301.7 million from $2,361.8 million for the year ended December 31, 2004. Net premiums written represent gross premiums written less ceded premiums written. Net premiums written decreased over 2004 at a higher rate than gross premiums written, reflecting the increase in ceded premiums written in the period. Included in net premiums written are $4.7 million of net reinstatement premiums received for the year ended December 31, 2005 and $4.0 million in net reinstatement premiums paid in 2004, related to catastrophes. Excluding reinstatement premiums, net premiums written decreased by $68.8 million, or 2.9%, for the year ended December 31, 2005 over 2004, which is consistent with the 2.9% decrease in gross premiums written, excluding reinstatement premiums.
      Net Premiums Earned. Net premiums earned for the year ended December 31, 2005 decreased by $56.7 million, or 2.4%, to $2,276.8 million, from $2,333.5 million for the year ended December 31, 2004. Net premiums earned decreased in the Americas division by $178.9 million, or 14.5%, and in the London Market division $36.7 million, or 8.7%, offset by increases in the EuroAsia division of $33.8 million, or 7.0%, and in the U.S. Insurance division of $125.0 million, or 63.0%. Included in net premiums earned are $4.7 million of net reinstatement premiums received for the year ended December 31, 2005 and $4.0 million in net reinstatement premiums paid in 2004, related to catastrophes. Excluding reinstatement premiums, net premiums earned decreased by $65.4 million, or 2.8%, for the year ended December 31, 2005 over 2004, which is consistent with the decrease in gross and net premiums written.
      Net premiums earned for the year ended December 31, 2005 were reduced by $13.9 million in premiums ceded to our Whole Account and Facultative Excess of Loss Agreements, which represent an increase of $7.3 million, or 110.8%, from $6.6 million for the year ended December 31, 2004.
      Losses and Loss Adjustment Expenses. Losses and LAE increased 26.4% to $2,061.6 million for the year ended December 31, 2005, from $1,631.1 million for the year ended December 31, 2004 as follows (in millions):

	Year Ended
	December 31,		Change

	2005	2004	$	%

Gross losses and LAE	$2,524.1	$1,954.0	$570.1	29.2%
Less: ceded losses and LAE	462.5	322.9	139.6	43.2

Net losses and LAE	$2,061.6	$1,631.1	$430.5	26.4%

      The increase in losses and LAE was principally related to losses of $537.9 million (23.7% of net premiums earned) related to current year catastrophe events, of which $445.9 million (19.6% of net premiums earned) is attributable to Hurricanes Katrina, Rita and Wilma. The remaining catastrophe losses are principally related to other events occurring in the year, including Hurricanes Emily, Dennis and Stanley, Windstorm Erwin and floods in India and Europe. Losses and LAE in 2005 include unfavorable development of $172.7 million attributable to

2004 and prior years, of which $40.3 million is related to asbestos and environmental losses, with the remainder principally related to U.S. casualty classes of business written in 2001 and prior, which includes $15.0 million for prior year catastrophe events, principally 2004 Florida Hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami. For the year ended December 31, 2004, losses and LAE reflect $138.8 million for property catastrophe events occurring in calendar year 2004, including $93.4 million related to the 2004 Florida Hurricanes. Losses and LAE in the 2004 period include $190.0 million attributable to 2003 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior. Prior year development also includes $7.6 million for catastrophe events occurring prior to 2004 as well as an increase of $8.9 million for asbestos and environmental liabilities. The following table reflects the losses and LAE, as reported and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned, for the years ended December 31, 2005 and 2004:

	Year Ended
	December 31,		Percentage
			Point
Division	2005	2004	Change

Americas	112.8%	73.8%	39.0
EuroAsia	63.2	62.2	1.0
London Market	90.3	69.4	20.9
U.S. Insurance	62.0	65.6	(3.6)

Total loss and LAE ratio	90.5%	69.9%	20.6

      The following table reflects total losses and LAE as reported and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned, for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,

	2005		2004

		% of		% of	$
	$	NPE	$	NPE	Change

Total losses and LAE	$2,061.6	90.5%	$1,631.1	69.9%	$430.5
Amount includes the following:
Hurricanes Katrina, Rita and Wilma	$445.9	19.6%	$—	—%	$445.9
Windstorm Erwin	25.6	1.1	—	—	25.6
India and European floods	19.6	0.9	—	—	19.6
Other 2005 catastrophe losses	46.8	2.1	—	—	46.8
2004 Florida Hurricanes	3.4	0.1	93.4	4.0	(90.0)
Other 2004 catastrophe losses	—	—	45.4	2.0	(45.4)
Prior period catastrophe losses	11.6	0.5	7.6	0.3	4.0

Total catastrophe losses	$552.9	24.3%	$146.4	6.3%	$406.5
Prior period loss development including prior period catastrophe losses	$172.7	7.6%	$190.0	8.1%	$(17.3)

      Losses and LAE for the years ended December 31, 2005 and 2004 were reduced by $18.7 million and $5.6 million, respectively, due to cessions to our Whole Account and Facultative Excess of Loss Agreements. Predominantly, these amounts were ceded to our 2001 whole account stop loss treaties, and were attributable to adverse loss development on U.S. casualty business written in 2001.

      The following table reflects losses and LAE for the Americas division as reported, and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,

	2005		2004

		% of		% of	$
Americas Division	$	NPE	$	NPE	Change

Total losses and LAE	$1,186.2	112.8%	$907.6	73.8%	$278.6
Amount includes the following:
Hurricanes Katrina, Rita and Wilma	$313.1	29.8%	$—	—%	$313.1
Other 2005 catastrophe losses	35.2	3.3	—	—	35.2
2004 Florida Hurricanes	2.8	0.3	68.0	5.5	(65.2)
Other 2004 catastrophe losses	—	—	26.6	2.2	(26.6)
Prior period catastrophe losses	3.1	0.3	5.7	0.5	(2.6)

Total catastrophe losses	$354.2	33.7%	$100.3	8.2%	$253.9
Prior period loss development including prior period catastrophe losses	$214.0	20.4%	$184.8	15.0%	$29.2

      For the Americas division, losses and LAE increased $278.6 million, or 30.7%, to $1,186.2 million for the year ended December 31, 2005, from $907.6 million for the year ended December 31, 2004. This resulted in a loss and LAE ratio of 112.8% for the year ended December 31, 2005, compared to 73.8% for the year ended December 31, 2004. The increase in losses and LAE was due to losses of $354.2 million related to catastrophe events, of which $313.1 million is attributable to Hurricanes Katrina, Rita and Wilma, with the remainder principally related to other events occurring in 2005, including Hurricanes Emily and Dennis. Losses and LAE in the 2005 period include an increase of $214.0 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, (includes $5.9 million of prior period catastrophe losses). For the year ended December 31, 2004, losses and LAE reflect $100.3 million for property catastrophe events including the 2004 Florida Hurricanes. Losses and LAE in the 2004 period include an increase of $184.8 million attributable to 2003 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior (includes $5.7 million of prior period catastrophe losses).
      The following table reflects losses and LAE for the EuroAsia division as reported, and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,

	2005		2004

		% of		% of	$
EuroAsia Division	$	NPE	$	NPE	Change

Total losses and LAE	$326.0	63.2%	$299.8	62.2%	$26.2
Amount includes the following:
Hurricanes Katrina, Rita and Wilma	$0.5	0.1%	$—	—%	$0.5
Windstorm Erwin	23.0	4.5	—	—	23.0
India and European floods	18.6	3.6	—	—	18.6
Other 2005 catastrophe losses	7.2	1.4	—	—	7.2
2004 catastrophe losses	—	—	22.6	4.7	(22.6)
Prior period catastrophe losses	7.4	1.4	2.2	0.5	5.2

Total catastrophe losses	$56.7	11.0%	$24.8	5.2%	$31.9
Prior period loss development including prior period catastrophe losses	$(8.7)	(1.7)%	$6.6	1.4%	$(15.3)

      For the EuroAsia division, losses and LAE increased $26.2 million, or 8.7%, to $326.0 million for the year ended December 31, 2005, from $299.8 million for the year ended December 31, 2004. This resulted in a loss and LAE ratio of 63.2% for the year ended December 31, 2005, compared to 62.2% for the year ended December 31, 2004. The increase in losses and LAE was related to the 7.0% increase in net premiums earned, $56.7 million of catastrophe losses, principally Windstorm Erwin and floods in India and Europe. Losses and LAE in the 2005 period include a benefit of $8.7 million attributable to 2004 and prior years, principally related to miscellaneous property lines including non-catastrophe property risk, aviation and bonding (includes $7.4 million of prior period catastrophe losses). For the year ended December 31, 2004, losses and LAE include $24.8 million for property catastrophe events, including Typhoon Songda and the Indonesian earthquake and resulting tsunami. Losses and LAE in the 2004 period include an increase of $6.6 million attributable to 2003 and prior years, principally related to bond exposures (includes $2.2 million of prior period catastrophe losses).
      The following table reflects losses and LAE for the London Market division as reported, and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,

	2005		2004

		% of		% of	$
London Market Division	$	NPE	$	NPE	Change

Total losses and LAE	$348.8	90.3%	$293.6	69.4%	$55.2
Amount includes the following:
Hurricanes Katrina, Rita and Wilma	$131.9	34.2%	$—	—%	$131.9
Windstorm Erwin	2.5	0.6	—	—	2.5
India and European floods	1.1	0.3	—	—	1.1
Other 2005 catastrophe losses	4.4	1.1	—	—	4.4
2004 Florida Hurricanes	0.6	0.2	25.4	6.0	(24.8)
Other 2004 catastrophe losses	—	—	(3.7)	(0.9)	3.7
Prior period catastrophe losses	1.1	0.3	(0.3)	(0.1)	1.4

Total catastrophe losses	$141.6	36.7%	$21.4	5.0%	$120.2
Prior period loss development including prior period catastrophe losses	$(23.6)	(6.1)%	$(0.2)	—%	$(23.4)

      For the London Market division, losses and LAE increased 18.8% to $348.8 million for the year ended December 31, 2005 from $293.6 million for the year ended December 31, 2004. This resulted in a loss and LAE ratio of 90.3% for the year ended December 31, 2005, compared to 69.4% for the year ended December 31, 2004. The increase in losses and LAE was related to losses of $141.6 million from catastrophe events, of which $131.9 million is attributable to Hurricanes Katrina, Rita and Wilma. Losses and LAE in the 2005 period include a benefit of $23.6 million attributable to 2004 and prior years, principally related to satellite, non-catastrophe property and auto liability exposures (includes $1.7 million of prior period catastrophe losses). For the year ended December 31, 2004, losses and LAE reflect $21.4 million for property catastrophe events including the 2004 Florida Hurricanes. Losses and LAE in the 2004 period include a benefit of $0.2 million attributable to 2003 and prior years (includes a benefit of $0.3 million from prior period catastrophe losses).

      The following table reflects losses and LAE for the U.S. Insurance division as reported, and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned for the years ended December 31, 2005 and 2004 (in millions):

	Year Ended December 31,

	2005		2004

		% of		% of	$
U.S. Insurance Division	$	NPE	$	NPE	Change

Total losses and LAE	$200.6	62.0%	$130.1	65.6%	$70.5
Amount includes the following:
Hurricanes Katrina, Rita and Wilma	$0.4	0.1%	$—	—%	$0.4

Total catastrophe losses	0.4	0.1	—	—	0.4
Prior period loss development including prior period catastrophe losses	$(9.0)	(2.8)%	$(1.2)	(0.6)%	$(7.8)

      For the U.S. Insurance division, losses and LAE increased 54.2% to $200.6 million for the year ended December 31, 2005, from $130.1 million for the year ended December 31, 2004. This resulted in a loss and LAE ratio of 62.0% for the year ended December 31, 2005, compared to 65.6% for the year ended December 31, 2004. The increase in losses and LAE was related to the 63.0% increase in net premiums earned, losses of $0.4 million related to Hurricane Katrina and a benefit of $9.0 million on losses and LAE attributable to 2004 and prior years. For the year ended December 31, 2004, losses and LAE related to 2003 and prior years decreased $1.2 million.
      Ceded losses and LAE for the year ended December 31, 2005 increased by $139.6 million, or 43.2%, to $462.5 million, from $322.9 million for the year ended December 31, 2004. The increase in ceded incurred losses and LAE primarily relates to increases in cessions to our catastrophe program reinsurance recoverables of $241.1 million relating to Hurricanes Katrina, Rita and Wilma. Cessions to the Whole Account Excess of Loss Agreements for the years ending December 31, 2005 and 2004 are $16.5 million and $5.1 million, respectively. As of December  31, 2005, the 1994, 1998, 2000 and 2001 Whole Account Excess of Loss Agreements have remaining aggregate limits of $62.7 million, $9.6 million, $0.9 million and $85.4 million, respectively.
      Acquisition Costs. Acquisition costs for the year ended December 31, 2005 were $470.2 million, a decrease of $45.7 million or 8.9%, compared to $515.9 million for the year ended December 31, 2004. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.6% for the year ended December 31, 2005, compared to 22.1% for the year ended December 31, 2004, a decrease of 1.5 points. The Americas and London Market divisions’ acquisition ratios decreased by 2.1 points and 2.4 points respectively, due to the change in composition of the mix of business written, while the EuroAsia division had a slight increase of 0.5 points. The U.S. Insurance division increased 3.9 points due to a decrease in ceded commissions as the division continues to increase its net retentions.
      Acquisition costs are reduced by ceding commissions related to our Whole Account and Facultative Excess of Loss Agreements, of $5.3 million and $2.7 million for the years ended December 31, 2005 and 2004, respectively. The increase of $2.6 million in 2005 over 2004 was attributable to ceding commissions on higher premiums ceded to these agreements during 2005. Ceding commissions due under certain of our Whole Account Excess of Loss Agreements are deferred and will be received by us in future periods. Ceding commissions have therefore been recorded at their present value, with the discount amortized over the expected collection period. For years ended December 31, 2005 and 2004, the discount recorded on ceding commissions is $0.8 million and $2.1 million, respectively, which is net of the amortization of the discount recorded in prior periods.
      Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2005 were $146.0 million, compared to $120.8 million for the year ended December 31, 2004. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.4% for the year ended December 31, 2005, compared to 5.2% for the year ended December 31, 2004. Other underwriting expenses increased while net premiums earned decreased, resulting in a higher other underwriting expense ratio in 2005 as compared to 2004. In addition, legal expenses of $8.4 million for the year ending December 31, 2005, primarily attributable to outstanding litigation matters, increased by $4.5 million over 2004. This increase in other underwriting expenses is also attributable to an increase in personnel related costs and related benefits, particularly in our U.S. Insurance division.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the years ended December 31, 2005 and 2004 for each of our divisions:

	Year Ended
	December 31,		Percentage
			Point
Division	2005	2004	Change

Americas	30.7%	30.5%	0.2
EuroAsia	26.5	25.4	1.1
London Market	22.5	23.7	(1.2)
U.S. Insurance	21.7	19.3	2.4

Total acquisition costs and other underwriting expense ratio	27.1%	27.3%	(0.2)
      The property and casualty reinsurance and insurance industry uses the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and LAE as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 117.6% for the year ended December 31, 2005, compared to 97.2% for the year ended December 31, 2004. The following table reflects the combined ratio for the years ended December 31, 2005 and 2004 for each of our divisions:

	Year Ended
	December 31,		Percentage
			Point
Division	2005	2004	Change

Americas	143.5%	104.3%	39.2
EuroAsia	89.7	87.6	2.1
London Market	112.8	93.1	19.7
U.S. Insurance	83.7	84.9	(1.2)

Total combined ratio	117.6%	97.2%	20.4

Investment Results
      Net Investment Income. Net investment income for the year ended December 31, 2005 increased by $55.0 million, or 33.9%, to $217.3 million, from $162.3 million for the year ended December 31, 2004 driven by an $853.1 million or 16.8% increase in total investments and cash over the period. Net investment income is comprised of gross investment income of $245.0 million less investment expenses of $27.7 million for the year ended December 31, 2005, compared to gross investment income of $192.9 million less investment expenses of $30.6 million for the year ended December 31, 2004. Higher net investment income for the year ended December 31, 2005 is primarily attributable to the following:

•	an increase of $845.1 million or 18.2% in average invested assets for the year ended December 31, 2005 over 2004, and higher short term rates over the period

•	an increase of $26.7 million for the year ended December 31, 2005 over 2004 in net income due to equity accounting of HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia Fund is comprised of the following items (in millions):

	Years Ended
	December 31,

	2005	2004

Equity in net investment income of HWIC Asia	$5.1	$4.9
Equity in net realized capital gains of HWIC Asia	27.9	1.4

Equity in net income of HWIC Asia, before taxes	$33.0	$6.3

•	a decrease of $18.6 million for the year ended December 31, 2005 over 2004 in net income due to equity accounting of Advent Capital (Holdings) PLC, a Lloyd’s syndicate which is included in common stock, at equity. This resulted in a net loss of $15.4 million for the year ended December 31, 2005 from $3.2 million in 2004, primarily reflecting catastrophe losses from Hurricanes Katrina, Rita and Wilma during 2005.

•	an increase of $6.0 million for the year ended December 31, 2005 over 2004 in net investment income on other invested assets, which primarily reflects interest income attributable to our total return swaps on equity indexes and includes income from hedge funds and private equity investments of $15.3 million and $15.4 million for the years ended December 31, 2005 and December 31, 2004, respectively.
      Excluding the positive impact of realized capital gains attributable to our equity investment in HWIC Asia and the negative impact of the 2005 loss attributable to Advent, net investment income for the year ended December 31, 2005 was $204.8 million, an increase of $43.9 million or 27.3%, from $160.9 million for the year ended December 31, 2004. We believe this figure is more representative of investment income from our ongoing investment activities.
      Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains attributable to HWIC Asia, was 3.8% and 3.9% for the years ended December 31, 2005 and 2004, respectively. Also excluding the negative impact of the 2005 losses attributable to Advent, our total effective annualized yield, net of expenses but before the impact of interest expense from funds held balances, was 4.1% and 3.8% for each of the years ended December 31, 2005 and 2004, respectively.
      Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, was $18.7 million for the year ended December 31, 2005, representing a decrease of $1.4 million, or 7.0%, from $20.1 million for the year ended December 31, 2004. The lower amount of interest expense was due to reduced amounts ceded to the treaties in 2004, which resulted in lower interest expense associated with ceded amounts during the period.
      Net Realized Investment Gains. Net realized investment gains of $81.5 million for the year ended December 31, 2005 decreased by $29.6 million from $111.1 million for the year ended December 31, 2004. The decrease in net realized investment gains is principally due to higher gains from fixed income securities, which were more than offset by lower gains from equity securities and higher losses from derivative securities and other investments. The total net realized investment gains for the year ended December 31, 2005 of $65.7 million on equity securities, primarily reflect a gain of $47.0 million related to the sale of Zenith National Insurance Corp. (“Zenith”) securities and also includes realized losses of $17.6 million related to other-than-temporary impairments on selected securities. Net realized investment gains from fixed income securities of $123.6 million for the year ended December 31, 2005 increased by $70.0 million over 2004, primarily reflecting gains on U.S. Treasury securities sold through the year and $46.4 million in gains related to the sale of Zenith convertible securities. Realized investment gains include mark-to-market movements on derivative securities, including credit default swaps and total return swaps on equity indexes. The net investment loss on derivative securities of $59.8 million for the year ended December 31, 2005 increased by $23.6 million over 2004. Net realized investment losses from other securities were $48.0 million for the year ended December 31, 2005, representing an adverse change of $51.2 million over 2004, primarily reflecting unrealized foreign exchange rate losses on short term securities and impairment of certain investments included in other invested assets.
      During the year ended December 31, 2005, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $54.9 million, with $37.3 million relating to fixed income securities and other invested assets and $17.6 million relating to equity securities. Other-than temporary impairments reflect situations where the market value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined. Other-than temporary impairments also include $19.4 million for securities which have no quoted prices, to reflect the deterioration in the underlying financial position of the securities. There were no other-than-temporary impairment losses during the year ended December 31, 2004.

Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the year ended December 31, 2005, were $27.0 million, compared to $17.2 million for the year ended December 31, 2004. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, Sarbanes-Oxley compliance consulting fees, corporate-related legal fees, consulting fees, and compensation expense, including the amortization of restricted share grants. The increase of $9.8 million for the year ended December 31, 2005 over 2004 is primarily comprised of: (i) an increase of $4.1 million related to consulting fees in implementing procedures and documentation for Sarbanes-Oxley, (ii) an increase of $1.4 million as a result of higher amortization expense of restricted stock, (iii) $2.1 million related to the renewal of the employment contract of our Chief Executive Officer, which is reflected in 2005 and (iv) $1.7 million related to the amortization of information technology development costs during 2005.
      Interest Expense. We incurred interest expense, related to our debt obligations, of $30.0 million and $25.6 million for the years ended December 31, 2005 and 2004, respectively. The higher amount of interest expense primarily reflects our $125.0 million senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Benefit/ Provision. As a result of our loss for the year ended December 31, 2005, our federal and foreign income tax provision for the year ended December 31, 2005 decreased by $157.5 million, to a benefit of $59.5 million, compared to a provision of $98.0 million for the year ended December 31, 2004. Our effective tax rates were 36.5% and 33.1% for the years ended December 31, 2005 and 2004, respectively.
      Preferred Dividends. We recorded preferred dividends related to our series A and series B non-cumulative perpetual preferred shares of $1.9 million after-tax for the year ended December 31, 2005. There were no amounts in 2004, as the preferred shares were first issued in October 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Underwriting Results
      Gross Premiums Written. Gross premiums written for the year ended December 31, 2004 increased by $98.5 million, or 3.9%, to $2,650.8 million, from $2,552.3 million for the year ended December 31, 2003, as reflected in the following table (in millions):

	Year Ended
	December 31,
			$	%
Division	2004	2003	Change	Change

Americas	$1,257.5	$1,415.5	$(158.0)	(11.2)%
EuroAsia	553.7	408.1	145.6	35.7
London Market	447.7	437.9	9.8	2.2
U.S. Insurance	391.9	290.8	101.1	34.8

Total gross premiums written	$2,650.8	$2,552.3	$98.5	3.9%

      Total reinsurance gross premiums written for the year ended December 31, 2004 were $1,968.8 million compared to $1,960.5 million for the year ended December 31, 2003, a decrease of 0.4%. Total insurance gross premiums written for the year ended December 31, 2004, which include our U.S. Insurance division, First Capital, (which is part of EuroAsia) and our Lloyd’s syndicate (which is part of London Market), were $682.0 million, compared to $591.8 million for the year ended December 31, 2003, an increase of 15.2%. For the year ended December 31, 2004, total reinsurance gross premiums represented 74.3% (76.8% in 2003) of our business and insurance represented the remaining 25.7% (23.2% in 2003) of our business.
      Gross premiums written include reinstatement premiums of $16.8 million for the year ended December 31, 2004. Reinstatement premiums were primarily related to reinstating the coverage under property catastrophe excess of loss reinsurance contracts following the Florida Hurricanes in 2004. Excluding reinstatement premiums in 2004, gross premiums written would be $2,634.0 million and $2,552.3 million for the years ended December 31, 2004 and 2003, respectively, representing an increase of $81.7 million, or 3.2%.
      Americas. Gross premiums written in the Americas division for the year ended December 31, 2004 were $1,257.5 million, a decrease of $158.0 million or 11.2% as compared to $1,415.5 million for the year ended December 31, 2003. These amounts represented 47.4% of our gross premiums written for the year ended December 31, 2004 and 55.5% in 2003. Gross premiums written in 2004 include reinstatement premiums of $5.0 million which principally relates to the 2004 Florida Hurricanes. Excluding reinstatement premiums in 2004, gross premiums written would be $1,252.5 million for the year ended December 31, 2004, representing a decrease of $163.0 million, or 11.5% over the period. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $1,047.8 million for the year ended December 31, 2004 decreased $140.2 million, or 11.8%, compared to $1,188.0 million for the year ended December 31, 2003. The decrease in the United States is primarily attributable to a reduction in the casualty treaty business of $109.0 million due to ceding companies increasing their net retentions, our non-renewal of certain business which did not meet our underwriting standards, and market competition. The decrease is partially offset by the higher reinstatement premiums resulting from increased storm activity in 2004.

•	Latin America — Gross premiums written of $161.4 million for the year ended December 31, 2004 increased $17.5 million, or 12.2%, compared to $143.9 million for the year ended December 31, 2003. The increase is attributable to new property business written through our Latin American offices.

•	Canada — Gross premiums written of $46.0 million for the year ended December 31, 2004 decreased $33.5 million, or 42.1%, compared to $79.5 million for the year ended December 31, 2003. The decrease is primarily due to the cancellation of certain affiliated Canadian company business during 2004.
      EuroAsia. Gross premiums written in the EuroAsia division for the year ended December 31, 2004 were $553.7 million, an increase of $145.6 million or 35.7% as compared to $408.1 million for the year ended December 31, 2003. These amounts represented 20.9% of our gross premiums written for the year ended December 31, 2004 and 16.0% in 2003. Gross premiums written for the years ended December 31, 2004 and 2003 included $24.9 million and $17.6, respectively, related to the consolidation of a wholly owned subsidiary, First Capital. The increase in gross premiums written is primarily attributable to new business and increased participations on existing client business, combined with continued strong renewal rates across most lines of business. Growth has been most notable in the property, motor and credit classes of business.
      London Market. Gross premiums written in the London Market division for the year ended December 31, 2004 were $447.7 million, an increase of $9.8 million or 2.2% as compared to $437.9 million for the year ended December 31, 2003. These amounts represented 16.9% of our gross premiums written for the year ended December 31, 2004 and 17.1% in 2003. Gross premiums written for 2004 include $11.8 million of reinstatement premiums (all related to the London Branch), which principally relate to the 2004 Florida Hurricanes. Excluding reinstatement premiums in 2004, gross premiums written would be $435.9 million for the year ended December 31, 2004, representing a decrease of $2.0 million or 0.5%. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $182.5 million for the year ended December 31, 2004 increased $28.0 million, or 18.1%, compared to $154.5 million for the year ended December 31, 2003. Excluding reinstatement premiums in 2004, gross premiums written for the year ended December 31, 2004 were $170.7 million, an increase of $16.2 million or 10.5%, compared to $154.5 million for the year ended December 31, 2003. The increase in premiums generally reflects more favorable terms and conditions in the treaty property and treaty casualty markets.

•	Newline — Gross premiums written of $265.2 million for the year ended December 31, 2004 decreased $18.3 million, or 6.5%, compared to $283.4 million for the year ended December 31, 2003. The decline in premiums generally reflects more competitive conditions in the market, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the year ended December 31, 2004 were $391.9 million, an increase of $101.1 million or 34.8% as compared to $290.8 million for the year ended December 31, 2003. These amounts represented 14.8% of our gross premiums written for the year ended December 31, 2004 and 11.4% in 2003. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division of $20.1 million and $43.0 million for the years ended December 31, 2004 and 2003, respectively. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the year ended December 31, 2004 increased by $78.2 million, or 23.4% over 2003. Gross premiums written across each unit of the U.S. Insurance division are as follows:

•	Gross premiums written from speciality lines distributed through program administrators were $254.2 million for the year ended December 31, 2004, an increase of $74.0 million or 41.1%, from $180.2 million for the year ended December 31, 2003. New professional liability and personal automobile business contributed to the increase in gross premiums written.

•	Medical Malpractice — Gross premiums written of $137.7 million for the year ended December 31, 2004, increased $27.1 million, or 24.5%, from $110.6 million for the year ended December 31, 2003. Expansion of our select markets business was the primary driver of the increase.
      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2004 decreased by $107.3 million, or 27.1%, to $289.0 million (10.9% of gross premiums written) from $396.3 million (15.5% of gross premiums written) for the year ended December 31, 2003. These amounts include reinstatement premiums of $20.8 million for the year ended December 31, 2004. Excluding reinstatement premiums, ceded premiums decreased by $128.1 million to $268.2 million for the year ended December 31, 2004 from $396.3 million for year end December 31, 2003. The decrease in ceded premiums written relates to decreases in cessions to our Whole Account and Facultative Excess of Loss Agreements of $71.6 million, the cancellation of certain affiliated business of $36.7 million, decreases in the Latin America facultative cessions of $14.3 million, as well as reductions in the cessions of our Newline of $15.8 million. These reductions were offset by increased cessions in our catastrophe program for reinstatement premiums of $20.8 million, primarily associated with the 2004 Florida Hurricanes, and an increase in the U.S. Insurance division’s cessions due to increases in the gross premium volume.
      Net Premiums Written. Net premiums written for the year ended December 31, 2004 increased by $205.7 million, or 9.5%, to $2,361.8 million from $2,156.1 million for the year ended December 31, 2003. Net premiums written represent gross premiums written less ceded premiums written. The percentage increase in net premiums written is greater than the gross premiums written as a result of the reduction in ceded premiums written, as discussed above.
      Net Premiums Earned. Net premiums earned for the year ended December 31, 2004 increased by $361.6 million, or 18.3%, to $2,333.5 million, from $1,971.9 million for the year ended December 31, 2003. Net premiums earned increased in each of our divisions. The Americas division increased by $55.7 million, or 4.7%, reflecting the growth in volume over the past two years, offset by a slight decline in net premiums written in the current year. The EuroAsia division increased by $117.4 million, or 32.2%, reflecting the continued premium growth in the current year. The London Market division increased by $85.8 million, or 25.5%, reflecting the prior period growth in premium volume, and the U.S. Insurance division increased by $102.7 million, or 107.4%, representing the growth in net premiums written in 2004.
      Of the $361.6 million increase in net premium earned for the year 2004, $70.1 million is attributable to a decrease in premium ceded to our Whole Account and Facultative Excess of Loss Agreements. We ceded premium of $6.6 million to the Whole Account and Facultative Excess of Loss Agreements for the year ended December 31, 2004, compared to $76.7 million in 2003, a decrease of 91.4%.

      Losses and Loss Adjustment Expenses. Losses and LAE increased 22.1% to $1,631.1 million for the year ended December 31, 2004 from $1,336.0 million for the year ended December 31, 2003, as follows (in millions):

	Year Ended
	December 31,		Change

	2004	2003	$	%

Gross losses and LAE	$1,954.0	$1,752.2	$201.8	11.5%
Less: Ceded losses and LAE	322.9	416.2	(93.3)	(22.4)

Net losses and LAE	$1,631.1	$1,336.0	$295.1	22.1%

      The increase in losses and LAE was principally related to the 18.3% increase in net premiums earned in 2004 over 2003. The 2004 Florida Hurricanes resulted in $93.4 million of property catastrophe losses, which also contributed to the increase in loss and LAE. Casualty classes of business written for years prior to 2001 contributed $190.0 million of losses and LAE for the year ended December 31, 2004, compared to $127.9 million for the year ended December 31, 2003. These amounts also include increases in net asbestos and environmental liabilities of $8.9 million and $11.0 million for 2004 and 2003, respectively. The following table reflects losses and LAE, expressed as a percentage of net premiums earned, for the years ended December 31, 2004 and 2003:

	Year Ended
	December 31,		Percentage
			Point
Division	2004	2003	Change

Americas	73.8%	69.1%	4.7
EuroAsia	62.2	68.1	(5.9)
London Market	69.4	61.0	8.4
U.S. Insurance	65.6	73.6	(8.0)

Total loss and LAE ratio	69.9%	67.8%	2.1
      For the Americas division, losses and LAE increased 11.8% to $907.6 million for the year ended December 31, 2004, from $811.6 million for the year ended December 31, 2003. This resulted in a loss and LAE ratio of 73.8% for the year ended December 31, 2004, compared to 69.1% for the year ended December 31, 2003. The increase in losses and LAE was principally related to a $55.7 million increase in net premiums earned and $68.0 million of property catastrophe losses related to the 2004 Florida Hurricanes. In the Americas division, losses and LAE reserves adjustments for the year ended December 31, 2004 relating to 2003 and prior years were $184.8 million, principally related to casualty classes of business. Casualty lines net reserve adjustments for 2000 and prior years increased $251.2 million, partially offset by net reserve reductions of $66.4 million on years 2001 through 2003. For the year ended December 31, 2003, reserve adjustments of $92.9 million, principally related to casualty exposures, were recorded.
      For the EuroAsia division, losses and LAE increased 20.5% to $299.8 million for the year ended December 31, 2004, from $248.7 million for the year ended December 31, 2003. This resulted in a loss and LAE ratio of 62.2% for the year ended December 31, 2004, compared to 68.1% for the year ended December 31, 2003. The increase in losses and LAE is primarily due to the net premiums earned growth of 32.2%, as the loss ratios on the underlying business improved. In the EuroAsia division, losses and LAE reserves adjustments for the year ended December 31, 2004 relating to 2003 and prior years were $6.6 million, principally related to bond exposures underwritten in 2002. For the year ended December 31, 2003, there were $11.0 million of reserve adjustments related to prior years.
      For the London Market division, losses and LAE increased 42.9% to $293.6 million for the year ended December 31, 2004, from $205.5 million for the year ended December 31, 2003. This resulted in a loss and LAE expense ratio of 69.4% for the year ended December 31, 2004, compared to 61.0% for the year ended December 31, 2003. The increase in losses and LAE was related to the increase in net premiums earned of 25.5% and property catastrophe losses of $25.4 million related to the 2004 Florida Hurricanes. In the London Market division, losses and LAE reserves adjustments for the year ended December 31, 2004 related to 2003 and prior years decreased by $0.2 million. For the year ended December 31, 2003, there were $22.6 million of reserve adjustments, principally related to casualty exposures in the Lloyd’s syndicate.
      For the U.S. Insurance division, losses and LAE increased 84.8% to $130.1 million for the year ended December 31, 2004, from $70.4 million for the year ended December 31, 2003. This resulted in a loss and LAE expense ratio of 65.6% for the year ended December 31, 2004, compared to 73.6% for the year ended December 31, 2003. The increase in losses and LAE was principally related to the increase in net premiums earned. In the U.S. Insurance division, losses and LAE reserves adjustments for the year ended December 31, 2004 related to 2003 and prior years decreased by $1.2 million. There were $1.4 million of reserve adjustments related to prior years in the U.S. Insurance division for the year ended December 31, 2003.
      Ceded losses and LAE for the year ended December 31, 2004 decreased by $93.3 million, or 22.4%, to $322.9 million, from $416.2 million for the year ended December 31, 2003. The decrease in ceded incurred losses and LAE primarily relates to a decrease in cessions to the Whole Account Excess of Loss Agreements for the year ended December 31, 2004. Losses and LAE for the years ended December 31, 2004 and 2003 were reduced by $5.6 million and $104.7 million, respectively, ceded to our Whole Account and Facultative Excess of Loss Agreement. Amounts recorded in 2004 were ceded to our 2001 whole account excess of loss treaty, and were attributable to adverse loss development on U.S. casualty business written in 2001. Losses and LAE of $104.7 million recognized in 2003 were ceded to our Whole Account and Facultative Excess of Loss Agreements relating to prior period losses which emerged in 2003, as follows: (i) $65.9 million ceded to the 2001 aggregate excess of loss treaty, principally due to the 2001 World Trade Center disaster, (ii) $39.0 million ceded to the 2000 aggregate excess of loss treaty, principally due to adverse loss development on U.S. casualty business written in 2000, (iii) a reduction in ceded losses of $4.5 million related to business written in prior years that was previously ceded and (iv) $4.3 million ceded related to facultative casualty business.
      Acquisition Costs. Acquisition costs for the year ended December 31, 2004 were $515.9 million, an increase of $39.4 million or 8.3%, compared to $476.5 million for the year ended December 31, 2003, with the increase due to premium growth. The resulting acquisition cost ratio, expressed as a percentage of net premiums earned, was 22.1% for the year ended December 31, 2004, compared to 24.2% for the year ended December 31, 2003, a decrease of 2.1 percentage points. The decrease in the acquisition expense ratio is attributable to the increase in premium volume in the EuroAsia, London Market, and U.S. Insurance divisions, which have lower overall acquisition ratios compared to the Americas division, which had an overall decrease in net premium volume in 2004 compared to 2003.
      Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2004 were $120.8 million, compared to $101.3 million for the year ended December 31, 2003. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 5.2% for the year ended December 31, 2004, compared to 5.1% for the year ended December 31, 2003. This increase in other underwriting expenses is attributable to an increase in headcount, personnel-related costs and other expenses generated by our substantial growth and global and product line diversification over the last three years.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the years ended December 31, 2004 and 2003 for each of our divisions:

	Year Ended
	December 31,		Percentage
			Point
Division	2004	2003	Change

Americas	30.5%	32.7%	(2.2)
EuroAsia	25.4	24.7	0.7
London Market	23.7	25.7	(2.0)
U.S. Insurance	19.3	17.3	2.0

Total acquisition and other underwriting expense ratio	27.3%	29.3%	(2.0)
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and LAE as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.8% for the year ended December 31, 2004, as compared to 96.5% for the year ended December 31, 2003. The following table reflects the combined ratio for the years ended December 31, 2004 and 2003 for each of our divisions:

	Year Ended
	December 31,		Percentage
			Point
Division	2004	2003	Change

Americas	104.3%	101.8%	2.5
EuroAsia	87.6	92.8	(5.2)
London Market	93.1	86.7	6.4
U.S. Insurance	84.9	90.9	(6.0)

Total combined ratio	97.2%	97.1%	0.1

Investment Results
      Net Investment Income. Net investment income for the year ended December 31, 2004 increased by $28.2 million, or 21.0%, to $162.3 million from $134.1 million for the year ended December 31, 2003, driven by an $837.0 million or 19.8% increase in total investments and cash over the period. Net investment income is comprised of gross investment income of $192.9 million less investment expenses of $30.6 for the year ended December 31, 2004, compared to gross investment income of $170.2 million less investment expenses of $36.1 million for the year ended December 31, 2003. Higher net investment income for the year ended December 31, 2004 is primarily attributable to the following:

•	an increase of $995.9 million or 27.2% in average invested assets for the year ended December 31, 2004 over 2003 and the reinvestment of cash balances in 2004 into asset classes with investment yields substantially greater than the amount earned on the cash balances;

•	a decrease of $28.2 million for the year ended December 31, 2004 over 2003 in net income under equity accounting of HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia Fund is comprised of the following items (in millions):

	Years Ended
	December 31,

	2004	2003

Equity in net investment income of HWIC Asia	$4.9	$3.9
Equity in net realized capital gains of HWIC Asia	1.4	30.6

Equity in net income of HWIC Asia, before taxes	$6.3	$34.5

•	an increase of $10.8 million for the year ended December 31, 2004 over 2003 in net investment income on other invested assets, which includes income from hedge funds and private equity investments of $15.4 million and $6.6 million for the years ended December 31, 2004 and December 31, 2003, respectively.
      Excluding the positive impact of realized gains attributable to our equity investment in HWIC Asia, net investment income for the year ended December 31, 2004 was $160.9 million, an increase of $57.4 million or 55.4%, from $103.5 million for the year ended December 31, 2003. We believe this figure is more representative of investment income from our ongoing investment activities.

      Our total effective annualized yield on average invested assets, net of expenses but excluding the impact of interest expense from funds held balances and the positive impact of realized gains attributable to our equity investment in HWIC Asia, was 3.9% and 3.6% for the years ended December 31, 2004 and 2003, respectively.
      Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, was $20.1 million for the year ended December 31, 2004, representing a decrease of $5.8 million, or 22.4%, from $25.9 million for the year ended December 31, 2003. The lower amount of interest expense was due to reduced amounts ceded to the treaties in 2004, which resulted in lower interest expense associated with ceded amounts during the period.
      Net Realized Investment Gains. Net realized investment gains of $111.1 million for the year ended December 31, 2004 decreased by $91.6 million from $202.7 million for the year ended December 31, 2003. The decrease in net realized gains is comprised of increases in net gains related to equity securities of $54.9 million and an increase in net gains related to other investments of $3.7 million, offset by decreases in net gains related to fixed income securities, short-term investments, cash and cash equivalents of $100.6 million. During 2003, we sold fixed income securities in anticipation of a rising interest rate environment and, as a result, recognized net realized investment gains of $161.9 million. These gains represented 79.8% of our total net realized investment gains during 2003. The proceeds from the sales of fixed income securities were largely invested in cash and cash equivalents, providing us with greater liquidity and an opportunity to earn a higher amount of investment income on cash from any potential increase in interest rates. Additionally, during 2004, we entered into derivative and short sale transactions to provide an economic hedge against a decline in the equity markets. Realized gains include mark-to-market movements on derivative securities, including credit default swaps and total return swaps on indexes. The net investment loss on derivative securities and short sale transactions was $49.6 million for the year ended December 31, 2004.
      During 2004, we did not recognize any other-than-temporary impairment losses on our investment portfolio. Included in net realized investment gains, for the year ended December 31, 2003 are $58.8 million of realized losses on the other-than-temporary write-down of certain fixed income and equity securities.

Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the year ended December 31, 2004 were $17.2 million, compared to $7.6 million for the year ended December 31, 2003. The other expenses are primarily comprised of the operating expenses of our holding company. The increase of $9.6 million for the year ended December 31, 2004 over 2003 is principally comprised of: (i) an increase of $2.8 million related to charitable donations, (ii) $2.1 million of consulting fees, primarily associated with the implementation of Sarbanes-Oxley compliance, (iii) fees paid to an affiliate in conjunction with the acquisition of Opus Re of $2.5 million, (iv) $2.3 million expense related to an office lease termination and (v) $1.2 million related to the amortization of our restricted share grants. These increases were offset by a reduction in overall compensation expense of $4.1 million.
      Interest Expense. We incurred interest expense, related to our debt obligations, of $25.6 million for the year ended December 31, 2004, compared to $12.7 million for the year ended December 31, 2003. The increase is due primarily to our issuance in the fourth quarter of 2003 of $225.0 million aggregate principal amount of 7.65% senior notes due 2013, offset by the prepayment of $50.0 million aggregate principal amount of our 7.49% senior notes due 2006.
      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the year ended December 31, 2004 decreased by $29.8 million to $98.0 million, compared to $127.8 million for the year ended December 31, 2003, as a result of the decrease in pre-tax income. Our effective tax rates were 33.1% and 34.1% for the years ended December 31, 2004 and 2003, respectively.
Liquidity and Capital Resources
      Our shareholders’ equity increased by $68.4 million, or 4.4%, to $1,623.4 million as of December 31, 2005, from $1,555.0 million as of December 31, 2004. The net increase as of December 31, 2005 compared to December 31, 2004 was primarily attributable to the proceeds of our equity and preferred share offerings in

October 2005 of $199.6 million, offset by a net loss available to common shareholders of $105.4 million and a decrease in accumulated other comprehensive income of $18.2 million after-tax. Our common shareholders’ equity decreased by $29.1 million, or 1.9%, to $1,525.9 million as of December 31, 2005, from $1,550.0 million as of December 31, 2004, and increased by $9.5 million, or 0.6%, over shareholders’ equity of $1,516.4 million as of September 30, 2005. Our book value per common share was $22.07 as of December 31, 2005, representing a decrease of $1.94 from the book value per share of $24.01 as of December 31, 2004 and a decrease of $1.22 from the book value per share of $23.29 as of September 30, 2005.
      On October 12, 2005, we completed the sale of 4.1 million of our common shares at a price of $24.96 per share, resulting in total common shares outstanding as of December 31, 2005 of 69.1 million shares. Fairfax purchased 3.1 million shares in the offering. Net proceeds to us, net of underwriting discounts and commissions, were $102.1 million. Also in October 2005, we completed the sale of $100.0 million of non-cumulative perpetual preferred shares through the sale of 2.0 million of our 8.125% series A preferred shares, with a liquidation preference of $25.00 per share, and 2.0 million of our floating rate series B preferred shares, with a liquidation preference of $25.00 per share. The aggregate net proceeds from the series A and series B preferred share offerings were $97.5 million. The proceeds from these transactions were used for general corporate purposes, including capital contributions to our operating subsidiaries.
      During 2005, we contributed $185.0 million to Odyssey America. Effective December 31, 2005, we received approval from the Connecticut Insurance Commissioner to make a $200.0 million capital contribution to Odyssey America, to be completed prior to February 28, 2006. In February 2006, we completed the $200.0 million capital contribution to Odyssey America, funded with holding company cash resources, including the proceeds from our financing transactions completed in October 2005 and February 2006.
      Holding company cash and cash equivalents equaled $102.4 million as of December 31, 2005, as compared to $1.7 million as of December 31, 2004, with the higher amount primarily due to the proceeds from our May 2005 senior notes offering. As a holding company, our assets are principally comprised of the shares of Odyssey America, and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends on our common or preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2006, Odyssey America can pay dividends to the holding company of $207.1 million without prior regulatory approval. During the year ended December 31, 2005, we received $22.5 million in dividends from Odyssey America, all of which were received during the first half of the year.
      Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate of claim payments is inherently uncertain and the timing and ultimate amount of actual claim payments will vary based on the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.2 billion during 2006. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of December 31, 2005, our operating subsidiaries maintained cash and cash equivalents of $1.4 billion, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.
      Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 89.5% of our total reinsurance recoverables as of December 31, 2005, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.
      Our total reinsurance recoverable on paid losses at December 31, 2005, net of the reserve for uncollectible reinsurance, is $140.9 million. The top ten reinsurers measured on total reinsurance recoverables represent $78.5 million, or 56.1% of the total paid loss recoverable, of which $40.8 million is fully collateralized and the remaining $37.7 million is with highly rated companies. The remaining $62.4 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $3.8 million net of the reserve on uncollectible reinsurance.
      Approximately $110.4 million of our total reinsurance recoverable is current billings, and $30.5 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.
      Cash provided by operations was $397.2 million for the year ended December 31, 2005, compared to $594.5 million for the year ended December 31, 2004. This reflects cash used in operations of $23.8 million for the three months ended December 31, 2005, compared to cash provided of $142.5 million for the three months ended December 31, 2004.
      Total investments and cash amounted to $5.9 billion as of December 31, 2005, an increase of $853.1 million compared to December 31, 2004. Our average invested assets were $5,500.9 million for the year ended December 31, 2005, as compared to $4,655.8 million for the year ended December 31, 2004. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments represented 29.2% and 26.9%, respectively, of our total investments and cash as of December 31, 2005 and December 31, 2004. Total fixed income securities were $2.6 billion as of December 31, 2005. The fixed income securities portfolio has a weighted average security rating of “AA” as measured by Standard and Poor’s. The duration of our investment portfolio, including cash and cash equivalents, was 6.0 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained and our cash provided by operations.
      Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of December 31, 2005, we had a receivable for securities sold of $2.9 million, which is included in other assets, and a payable for securities purchased of $9.5 million, which is included in other liabilities.
      During the second quarter of 2005, we issued $125.0 million aggregate principal amount of senior notes due May 1, 2015. The issue was sold at a discount of $0.8 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 6.875% per annum which is due semi-annually on May 1 and November 1. These senior notes are reflected on our December 31, 2005 consolidated balance sheet at a value of $124.2 million.
      During the fourth quarter of 2003, we issued $225.0 million aggregate principal amount of senior notes due November 1, 2013. The issue was sold at a discount of $0.4 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65% per annum, which is due semi-annually on May 1 and November 1.
      In June 2002, we issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (“Convertible Notes”). Interest accrues on the Convertible Notes at a fixed rate of 4.375% per annum, which is due semi-annually on June 15 and December 15. The Convertible Notes have been redeemable at our option since June 22, 2005. Each holder of Convertible Notes may, at its option, require us to repurchase all or a portion of its Convertible Notes on June 22, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Notes were issued, each Convertible Notes holder has the right to convert its Convertible Notes into 46.9925 of our common shares for every $1,000 principal amount of the

Convertible Notes held by such holder; however, as of December 31, 2005, such circumstances had not occurred and therefore the Convertible Notes were not convertible as of such date. Upon conversion of the Convertible Notes, we may choose to deliver, in lieu of our common shares, cash or a combination of cash and common shares. For the year ended December 31, 2005, we repurchased $30.4 million principal value of our Convertible Notes for $34.2 million, representing a premium of $3.8 million.
      In December 2001, we issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed rate of 7.49% per annum, which is due semi-annually on May 31 and November 30. In November 2003 and June 2002, we prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the 7.49% senior notes. Immediately following the issuance of the senior notes, we entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable rate of interest. In May 2003, we settled the variable interest rate swap for a pre-tax gain of $6.4 million. In accordance with hedge accounting a basis adjustment equivalent to the $6.4 million pre-tax gain was made, increasing the carrying value of the 7.49% senior notes. The basis adjustment is baing recognized into income over the remaining life of the 7.49% senior notes. In conjunction with the prepayment of the 7.49% senior notes, a portion of the capitalized gain was immediately realized. As of December 31, 2005, the aggregate principal amount of the 7.49% senior notes outstanding was $40.0 million and the remaining capitalized gain was $0.7 million. Pursuant to the terms of our 7.49% senior notes, we are subject to certain covenants, none of which significantly restricts our operating activities or dividend paying ability. We are in compliance with all covenants.
      We participate in Lloyd’s through our 100% ownership of Newline, where we provide 100% of the capacity for Newline. The results of Syndicate 1218 are consolidated in our consolidated financial statements. In support of its capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash, with a fair value of $282.5 million as of December 31, 2005, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value under total investments and cash in our consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of OdysseyRe to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. OdysseyRe expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.
      During the second quarter of 2004, Odyssey America pledged to the Society and Council of Lloyd’s the equivalent of £110 million of U.S. Treasury Notes (“the pledged assets”) on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 15.0% held by us. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value under total investments and cash in our consolidated financial statements and are classified as available for sale. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our liquidity and capital resources. In January 2006, Odyssey America received assets with a value of approximately £38 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38 million in new funds at Lloyd’s. The capital resources of Advent, including its newly deposited funds at Lloyd’s, are available first to support Advent’s underwriting activities. Following this return of assets, Odyssey America continues to have approximately £72.0 million pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      On February 17, 2006, our Board of Directors declared a quarterly cash dividend of $0.03125 per common share to be paid on or before March 31, 2006 to all common shareholders of record as of March 17, 2006. During each of the four quarters of 2005, our Board of Directors declared quarterly cash dividends of $0.03125 per common share, resulting in an aggregate dividend of $2.0 million paid in each quarter.
      On December 21, 2005, the Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% series A preferred shares and $0.4640081 per share on our floating rate series B preferred shares. The total dividends of $1.9 million were paid on January 20, 2006 to series A and series B preferred shareholders of record on December 31, 2005.
      On September 23, 2005, we entered into a credit agreement that provides for a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. Wachovia Bank, N.A. is the administrative agent for the credit facility. As of December 31, 2005, there was $49.5 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at our option, loans will bear interest at the London Interbank Offer Rate (LIBOR) plus 0.85%. This credit facility replaced our $90.0 million facility, which terminated on September 23, 2005 and had a maturity date of September 27, 2005.

Subsequent Event
      On February 22, 2006, we completed the private sale of $100 million of our floating rate senior notes. The notes were sold in two tranches, $50.0 million of Series A due 2021, and $50.0 million of Series B due 2016. The interest rate on each series of notes is equal to 3-month LIBOR, which will be recalculated on a quarterly basis, plus 2.20%. The interest rate from February 22 through March 16, 2006 on each series of notes was 6.97% per annum. Pursuant to the terms of the indentures under which each series of notes were issued, as a result of our delay in completing the restatement of our financial results and in completing this annual report on Form 10-K, the annual interest rate on each series of notes has been increased to 3-month LIBOR (calculated as of March 15, 2006) plus 3.20%, which equals 8.12%. This interest rate remained in effect until March 31, 2006, after which it will revert to 3-month LIBOR plus 2.20%, recalculated quarterly. The series A notes are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the series B notes are callable by us in 2009 at their par value, plus accrued and unpaid interest.
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
      These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance business. The financial strength ratings of our principal operating subsidiaries are: A.M. Best: “A” (Excellent); Standard & Poor’s: “A-” (Strong); and Moody’s: “A3” (Good Financial Security). These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors, nor are they recommendations to buy, sell or hold securities.
      Our senior unsecured debt is currently rated “bbb” by A.M. Best, “BBB-” by Standard & Poor’s and “Baa3” by Moody’s. Our series A and series B preferred shares is currently rated “bb+” by A.M. Best, “BB” by Standard & Poor’s and “Ba2” by Moody’s.
      Following our announcement on March 16, 2006 that the filing of our annual report on Form 10-K would be delayed in connection with the restatement of our consolidated financial results, Standard & Poor’s placed on CreditWatch with negative implications our counterparty credit, senior unsecured debt and preferred stock ratings and the financial strength ratings of our principal operating subsidiaries. In addition, Moody’s revised from “stable” to “negative” the outlook for our senior debt and preferred stock and the insurance financial strength ratings of our principal operating subsidiaries. Further, A.M. Best placed under review with negative implications our debt ratings and the financial strength ratings of our principal operating subsidiaries.
Accounting Pronouncements
      The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per common share. The terms of our convertible senior debentures (see Note 12 to our consolidated financial statements included in this Form 10-K) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our convertible notes to common shares has been assumed when calculating our diluted earnings per common share for those periods where the effect is dilutive. The diluted earnings per common share for the year ended December 31, 2003 have been restated to conform to the requirements of EITF Issue 4-08. See Note 5 to our consolidated financial statements included in this Form 10-K.
      In December 2004, the Financial Accounting Standards Board issued SFAS 123R (revised 2004) “Share-Based Payment” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. The approach to account for share-based payments in SFAS 123R is similar to the approach described in SFAS 123. Nevertheless, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the impact of fair value of share-based payments is no longer an alternative to financial statement recognition.
      On April 21, 2005, the Securities and Exchange Commission amended Rule 210.4-01(a) of Regulation S-X regarding the implementation date for SFAS 123R. This amendment modified the effective dates of SFAS 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, we will adopt SFAS 123R effective January 1, 2006. We believe that the implementation of SFAS 123R will not have a significant impact on our results of operations or shareholders’ equity.
Off-Balance Sheet Arrangements
      We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in Note 15 to our consolidated financial statements included in this Form 10-K.

Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of December 31, 2005, our total investments and cash of $5.9 billion includes $2.6 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
Interest Rate Risk
      The table below displays the potential impact (in millions) of market value fluctuations on our fixed income securities portfolio as of December 31, 2005 and December 31, 2004, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2005			As of December 31, 2004

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(In millions)
200 basis point rise	$2,184.1	$(445.7)	(16.9)%	$2,073.7	$(431.9)	(17.2)%
100 basis point rise	2,386.5	(243.3)	(9.3)	2,271.5	(234.1)	(9.3)
Base Scenario	2,629.8	—	—	2,505.6	—	—
100 basis point decline	2,917.3	287.5	10.9	2,795.1	289.5	11.6
200 basis point decline	3,257.8	628.0	23.9	3,110.4	604.8	24.1
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 5% and 4% of the fair market value of the total fixed income portfolio as of December 31, 2005 and December 31, 2004, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of December 31, 2005, we had net unrealized gains of $164.7 million, before taxes, of our total investments and cash, consisting of gross unrealized appreciation of $299.0 million, which is offset by gross unrealized depreciation of $134.3 million, which includes $193.5 million related to common stocks carried at equity and other invested assets. We purchase interest rate options from time to time to protect us from movements in interest rates.
      During the second quarter of 2005, we purchased a 10-year swaption contract, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. The swaption gives us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $1.0 billion. The option expires during the second quarter of 2006, and if exercised, the interest rate swap would mature during the second quarter of 2015. The cost of the swaption was $12.9 million. The swaption is recorded at fair value of $5.8 million as of December 31, 2005 in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the year ended December 31, 2005, the change in the fair value of the swaption resulted in a realized loss of $7.1 million. The swaption was extended in February 2006 to the third quarter of 2006 at an additional cost of $5.5 million.

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
      As of December 31, 2005 and December 31, 2004, 85.4% and 86.7%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 14.6% and 13.3%, respectively, rated below investment grade.
      We have purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $75.6 million and $11.5 million, and the fair value was $36.2 million and $4.1 million, as of December 31, 2005 and 2004, respectively. The notional amount of credit default swaps was $3.3 billion and $420.3 million as of December 31, 2005 and 2004, respectively. The net change in the fair value of the credit default swaps resulted in a net realized loss of $36.2 million and $4.5 million for the years ended December 31, 2005 and 2004, respectively.
      As of December 31, 2005 and 2004, our holdings of financial instruments without quoted prices, or “non-traded investments,” consisted of two collateral loans totaling $7.3 million and $26.0 million, respectively, which are included in other investments. These collateral loans were recorded and valued at their unpaid principal balances, reduced by amounts recorded as an other-than-temporary write-down. We routinely evaluate the carrying value of these investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments. As a result of this review, we recognized an other-than-temporary write-down of $17.0 million for the year ended December 31, 2005 related to one of the loans, which is included in the total amount of other-than-temporary write-down of investments of $54.9 million for the year.

Equity Price Risk
      In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a decline in our equity portfolio. The aggregate notional amount of the transactions was $451.8 million. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps. The margin maintenance requirement related to the total return swaps was $96.4 million and $99.2 million as of December 31, 2005 and 2004, respectively. The swap transactions terminate during 2006. As of December 31, 2005 and 2004, we have provided $104.3 million and $99.2 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other liabilities and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the years ended December 31, 2005 and 2004, the net change in the fair value of the swap transactions resulted in a net realized loss of $11.8 million and $44.9 million, respectively.

      In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $13.6 million, with a strike price of approximately 120% of the notional amount of the swap transactions. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit our maximum potential loss on the swap transactions to 20% ($90.4 million) of the notional amount of the swap transactions. The call options are recorded at fair value in other liabilities, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of December 31, 2005 and 2004, the net change in the fair value of these call options resulted in a net realized loss of $10.6 million and a net realized gain of $6.7 million, respectively.
      In addition, as of December 31, 2005 and 2004, we sold short $83.5 million and $49.8 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $82.5 million and $56.1 million, respectively. A net realized gain of $4.3 million for the year ended December 31, 2005 and a net realized loss of $13.3 million for the year ended December 31, 2004 were recognized in our consolidated statements of operations. As of December 31, 2005 and 2004, we provided cash and fixed income securities of $161.7 million and $84.7 million, respectively, as collateral for the borrowed securities. Our net investment income for the year ended December 31, 2005 and 2004 was reduced by $5.0 million and $2.7 million, respectively, related to dividend and interest payments associated with the borrowed securities.
      In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $1.5 million. The call option is recorded at fair value in other liabilities in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. As of December 31, 2005 and 2004, the net change in the fair market value of the call option resulted in a net realized loss of $1.2 million and a net realized gain of $0.4 million, respectively.
      As of December 31, 2005 and December 31, 2004, 19.2% and 16.9%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 17.7% and 15.1% as of December 31, 2005 and December 31, 2004, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $104.9 million and $76.4 million as of December 31, 2005 and December 31, 2004, respectively, in the fair market value of our total investments and cash.

Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2005 and December 31, 2004, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.3 billion and $1.1 billion, respectively, or 21.4% and 22.0%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 8.5% and 8.1% of our total investments and cash as of December 31, 2005 and December 31, 2004, respectively, from German securities denominated in the Euro, which represented 5.5% and 4.1%, respectively, and from securities denominated in the Canadian dollar, which represented 4.9% and 4.9% of our total investments and cash as of December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $126.8 million decline in the fair value of our total investments and cash, before taxes.

Investment Impairment Risk
      We review our investment portfolio on a quarterly basis for declines in value, and specifically consider securities, the market value of which have declined to less than 80% of their amortized cost at the time of review. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehen-

sive income. If we determine that a decline is “other-than-temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.
      In assessing the value of our debt and equity securities held as investments and possible impairments of such securities, we review (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information we may consider relevant. In addition, we consider our intent and ability to hold the security to recovery when evaluating possible impairments.
      Based on our review, we recognized other-than-temporary impairment losses in the amount of $54.9 million, before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains for the year ended December 31, 2005.
      The following table reflects the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 (in millions):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,071.9	$(33.0)	16	$395.7	$(16.0)	5	$1,467.6	$(49.0)	21
States, municipalities and political subdivisions	46.3	(0.3)	9	21.7	(0.5)	4	68.0	(0.8)	13
Foreign governments	1.0	—	1	—	—	—	1.0	—	1
All other corporate	1.2	—	2	176.1	(8.3)	2	177.3	(8.3)	4

Total investment grade	1,120.4	(33.3)	28	593.5	(24.8)	11	1,713.9	(58.1)	39

Fixed income securities non-investment grade, corporate	151.0	(23.0)	26	105.6	(17.4)	5	256.6	(40.4)	31

Total fixed income securities	1,271.4	(56.3)	54	699.1	(42.2)	16	1,970.5	(98.5)	70
Common stocks, at fair value	167.4	(16.6)	8	137.4	(17.1)	1	304.8	(33.7)	9

Total temporarily impaired securities	$1,438.8	$(72.9)	62	$836.5	$(59.3)	17	$2,275.3	$(132.2)	79

      We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we have the ability and intent to hold these securities until the fair value recovers the gross unrealized depreciation.

Disclosure of Contractual Obligations
      The following table provides a payment schedule of present and future obligations (in millions):

	Payment due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt — principal	$469.5	$40.0	$—	$—	$429.5
Long term debt — interest	279.3	32.1	58.6	58.6	130.0
Capital leases	—	—	—	—	—
Operating leases	88.8	8.2	14.4	12.9	53.3
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Losses and LAE	5,117.7	1,581.1	1,931.8	976.7	628.1

Total	$5,955.3	$1,661.4	$2,004.8	$1,048.2	$1,240.9

      For further detail on our long term debt principal and interest payments, see Note 12 to our consolidated financial statements included in this Form 10-K. For further detail on our operating lease payments, see Note 15 to our consolidated financial statements included in this Form 10-K.
      For further detail on our losses and LAE see Note 8 to our consolidated financial statements included in this Form 10-K. Our reserves for losses and LAE do not have contractual maturity dates. However, based on historical payment patterns, we have included an estimate of when we expect our losses and LAE to be paid in the table above. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims. The reserves for unpaid losses and LAE reflected in the table above have not been reduced for reinsurance recoverables on unpaid losses which are reflected in our consolidated balance sheet as an asset of $1.2 billion as of December 31, 2005. Based on historical patterns, we estimate that we will collect the recoveries as follows: $390.8 million in less than one year; $464.6 million in one to three years; $217.9 million between three and five years and $133.5 million in more than five years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data
ODYSSEY RE HOLDINGS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	103
Consolidated Balance Sheets as of December 31, 2005 and 2004	105
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	106
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	107
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	108
Notes to Consolidated Financial Statements	109
Schedules:
I. Summary of Investments — Other than Investments in Related Parties as of December 31, 2005	172
II. Condensed Financial Information of Registrant as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003	173
III. Supplementary Insurance Information as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003	177
IV. Reinsurance for the years ended December 31, 2005, 2004 and 2003	178
VI. Supplementary Information (for Property-Casualty Insurance Underwriters) as of December 31, 2005, 2004, 2003 and for the years ended December 31, 2005, 2004 and 2003	179

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Odyssey Re Holdings Corp.:
      We have completed integrated audits of Odyssey Re Holdings Corp. 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries (“Odyssey Re” or the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, Odyssey Re restated its 2004 and 2003 consolidated financial statements and financial statement schedules.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because the Company did not maintain effective controls over the accurate accounting for complex reinsurance transactions, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective controls over the accurate accounting for complex reinsurance transactions. Specifically, effective controls were not designed and in place over the consideration and application of relevant generally accepted accounting principles and the evaluation and documentation of risk transfer for complex reinsurance transactions. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 consolidated financial statements and each of the quarters in the nine months ended September 30, 2005, as well as audit adjustments to the 2005 consolidated financial statements to correct gross premiums written, net premiums written, net premiums earned, losses and loss adjustment expenses, acquisition costs, other underwriting expenses, other expenses and the related balance sheet accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Odyssey Re Holdings Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Odyssey Re Holdings Corp. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2006

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

		(Restated)
	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $2,674,999 and $2,478,614, respectively)	$2,629,827	$2,505,630
Equity securities:
Common stocks, at fair value (cost $589,394 and $435,279, respectively)	605,768	453,580
Common stocks, at equity	534,427	402,555
Short-term investments, at cost which approximates fair value	199,503	213,403
Cash and cash equivalents	1,528,427	1,150,748
Cash collateral for borrowed securities	240,642	176,518
Other invested assets	188,799	171,842

Total investments and cash	5,927,393	5,074,276
Accrued investment income	46,843	39,592
Premiums receivable	550,496	551,126
Reinsurance recoverable on paid losses	140,881	89,912
Reinsurance recoverable on unpaid losses	1,206,785	1,052,733
Prepaid reinsurance premiums	84,696	93,774
Funds held by reinsureds	172,896	192,346
Deferred acquisition costs	171,350	169,519
Federal and foreign income taxes	251,423	118,720
Other assets	67,475	138,342

Total assets	$8,620,238	$7,520,340

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,117,708	$4,224,624
Unearned premiums	834,485	824,756
Reinsurance balances payable	160,185	139,401
Funds held under reinsurance contracts	167,020	179,867
Debt obligations	469,155	376,040
Obligation to return borrowed securities	82,543	56,191
Other liabilities	165,704	164,459

Total liabilities	6,996,800	5,965,338

Commitments and Contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding	40	—
Common shares, $0.01 par value; 500,000,000 shares authorized; 69,242,857 and 65,142,857 shares issued, respectively	692	651
Additional paid-in capital	993,452	794,055
Treasury shares, at cost (115,325 and 387,879 shares, respectively)	(2,916)	(9,426)
Unearned stock compensation	(10,651)	(4,977)
Accumulated other comprehensive income, net of deferred income taxes	118,657	136,849
Retained earnings	524,164	637,850

Total shareholders’ equity	1,623,438	1,555,002

Total liabilities and shareholders’ equity	$8,620,238	$7,520,340

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2005	2004	2003

		(Restated)	(Restated)
	(In thousands, except share amounts)
REVENUES
Gross premiums written	$2,626,920	$2,650,775	$2,552,340
Ceded premiums written	325,251	288,970	396,261

Net premiums written	2,301,669	2,361,805	2,156,079
Increase in unearned premiums	(24,849)	(28,294)	(184,155)

Net premiums earned	$2,276,820	$2,333,511	$1,971,924
Net investment income	217,270	162,265	134,115
Net realized investment gains	81,503	111,067	202,742

Total revenues	2,575,593	2,606,843	2,308,781

EXPENSES
Losses and loss adjustment expenses	2,061,611	1,631,106	1,336,047
Acquisition costs	470,152	515,856	476,520
Other underwriting expenses	146,030	120,765	101,308
Other expense, net	27,014	17,153	7,556
Interest expense	29,991	25,609	12,656
Loss on early extinguishment of debt	3,822	—	—

Total expenses	2,738,620	2,310,489	1,934,087

Income (loss) before income taxes	(163,027)	296,354	374,694

Federal and foreign income tax provision (benefit):
Current	(13,319)	118,791	126,269
Deferred	(46,216)	(20,780)	1,541

Total federal and foreign income tax provision (benefit)	(59,535)	98,011	127,810

Net income (loss)	(103,492)	198,343	246,884
Preferred dividends	(1,944)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(105,436)	$198,343	$246,884

BASIC
Weighted average common shares outstanding	65,058,327	64,361,535	64,736,830
Basic earnings (loss) per common share	$(1.62)	$3.08	$3.81

DILUTED
Weighted average common shares outstanding	65,058,327	69,993,136	70,279,467
Diluted earnings (loss) per common share	$(1.62)	$2.88	$3.56

DIVIDENDS
Dividends declared per common share	$0.125	$0.125	$0.106

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(103,492)	$198,343	$246,884
Other comprehensive income (loss), net of tax	(18,192)	24,419	90,694

Comprehensive income (loss)	$(121,684)	$222,762	$337,578

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31,

	2005	2004	2003

		(Restated)	(Restated)
	(In thousands, except share amounts)
PREFERRED SHARES (par value)
Balance, beginning of year	$—	$—	$—
Issued during the year	40	—	—

Balance, end of year	40	—	—

COMMON SHARES (par value)
Balance, beginning of year	651	651	651
Issued during the year	41	—	—

Balance, end of year	692	651	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	794,055	793,586	793,334
Common shares issued during the year	102,095	—	—
Preferred shares issued during the year	97,471	—	—
Other	(169)	469	252

Balance, end of year	993,452	794,055	793,586

TREASURY SHARES (at cost)
Balance, beginning of year	(9,426)	(2,549)	(2,305)
Purchases during the year	(4,130)	(10,090)	(284)
Reissuance during the year	10,640	3,213	40

Balance, end of year	(2,916)	(9,426)	(2,549)

UNEARNED STOCK COMPENSATION
Balance, beginning of year	(4,977)	(3,439)	(4,572)
Issuance of restricted shares during the year	(8,982)	(3,314)	—
Forfeitures of restricted shares during the year	439	—	—
Amortization of restricted shares during the year	2,869	1,776	1,133

Balance, end of year	(10,651)	(4,977)	(3,439)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of year	136,849	112,430	21,736
Unrealized net appreciation on securities, net of reclassification adjustments	22,628	10,656	49,818
Foreign currency translation adjustments	(40,840)	13,766	42,098
Minimum pension liability	20	(3)	(1,222)

Balance, end of year	118,657	136,849	112,430

RETAINED EARNINGS
Balance, beginning of year, as previously reported	668,348	489,556	247,239
Restatement adjustments (Note 2)	(30,498)	(41,942)	(39,601)

Balance, beginning of year, as restated	637,850	447,614	207,638
Net income (loss)	(103,492)	198,343	246,884
Dividends paid to preferred shareholders	(1,944)	—	—
Dividends paid to common shareholders	(8,250)	(8,107)	(6,908)

Balance, end of year	524,164	637,850	447,614

TOTAL SHAREHOLDERS’ EQUITY	$1,623,438	$1,555,002	$1,348,293

COMMON SHARES OUTSTANDING
Balance, beginning of year	64,754,978	64,996,166	65,003,963
Issued during the year	4,100,000	—	—
Net treasury shares reissued (acquired)	272,554	(241,188)	(7,797)

Balance, end of year	69,127,532	64,754,978	64,996,166

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

		(Restated)	(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(103,492)	$198,343	$246,884
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in premiums receivable and funds held, net	(23,008)	(152,587)	(112,011)
Increase in unearned premiums	18,807	20,865	194,590
Increase in unpaid losses and loss adjustment expenses	739,031	716,602	507,362
Increase in federal and foreign income taxes receivable	(122,898)	(19,131)	(14,475)
Increase in deferred acquisition costs	(1,831)	(2,993)	(37,533)
Other assets and liabilities, net	(22,813)	(45,337)	(7,207)
Net realized investment gains	(81,503)	(111,067)	(202,742)
Bond discount amortization, net	(8,867)	(10,210)	(10,750)
Loss on early extinguishment of debt	3,822	—	—

Net cash provided by operating activities	397,248	594,485	564,118

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	58,600	106,654	48,948
Sales of fixed income securities	1,451,004	1,437,226	4,683,504
Purchases of fixed income securities	(1,555,234)	(2,304,052)	(4,103,327)
Sales of equity securities	210,442	335,954	173,085
Purchases of equity securities	(328,259)	(363,017)	(355,679)
Purchases of other invested assets	(56,432)	(49,177)	(29,860)
Net change in cash collateral for borrowed securities	(64,124)	39,042	—
Net change in obligation to return borrowed securities	23,176	(176,518)	—
Increase in short-term investments	(4,182)	(26,046)	(18,028)
Acquisitions and dispositions of subsidiaries, net of cash acquired	—	(36,843)	(39,581)

Net cash provided by (used in) investing activities	(265,009)	(1,036,777)	359,062

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share issuance	102,135	—	—
Net proceeds from preferred share issuance	97,511	—	—
Net proceeds from debt issuance	123,168	—	222,480
Repayment of debt	(34,202)	(101)	(50,000)
Net proceeds from sale of interest rate contract	—	—	8,667
Purchase of treasury shares	(4,130)	(10,090)	(284)
Dividends on common shares	(8,250)	(8,107)	(6,908)

Net cash provided by (used in) financing activities	276,232	(18,298)	173,955

Effect of exchange rate changes on cash and cash equivalents	(30,792)	22,679	6,780

Increase (decrease) in cash and cash equivalents	377,679	(437,911)	1,103,915
Cash and cash equivalents, beginning of year	1,150,748	1,588,659	484,744

Cash and cash equivalents, end of year	$1,528,427	$1,150,748	$1,588,659

Supplemental disclosures:
Interest paid	$28,463	$25,067	$9,006

Income taxes paid	$63,370	$116,557	$142,202

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s (collectively, “Newline”); Hudson Insurance Company (“Hudson”); and Hudson Specialty Insurance Company (“Hudson Specialty”). As of December 31, 2005, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 80.2% of OdysseyRe.

2.	Restatement of Financial Results
      The Company has restated its consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as its unaudited statements as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with reinsurance contracts entered into by the Company between 1998 and 2004. The Company’s decision to restate its financial results follows a re-evaluation by the Company of the accounting considerations previously applied to these transactions. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. Results for the nine months ended September 30, 2005 are unaudited.
      The total cumulative impact of the restatement through September 30, 2005 is to decrease shareholders’ equity by $35.6 million, after-tax. The aggregate net effect of the restatement for each period is to increase the net loss for the nine months ended September 30, 2005 by $5.1 million, increase 2004 net income by $11.4 million, decrease 2003 net income by $2.3 million, decrease 2002 net income by $5.6 million, increase 2001 net loss by $30.7 million and decrease 2000 net income by $3.3 million. The $35.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005 will be offset by net income of $12.5 million to be recognized for the three months ended March 31, 2006 in connection with one of the restated contracts as discussed below.
      The nature of the corrections relate to:

(i) Timing differences as to how premiums and unearned profit commissions under property catastrophe reinsurance contracts were recognized over the coverage periods on seven reinsurance contracts purchased by the Company and two reinsurance contracts written by the Company. All of these contracts satisfied risk transfer requirements and were multi-year, retrospectively-rated contracts, or included certain features that had the effect of allowing the contracts to operate as multi-year, retrospectively-rated contracts. The contracts were restated to correct the application of Emerging Issues Task Force Issue No: 93-6 “Accounting for Multiple-Year Restrospectively-Rated Contracts by Ceding and Assuming Enterprises” (“EITF 93-6”). The two reinsurance contracts written by the Company remained in force as of December 31, 2005. The restated contracts involve eight unaffiliated counterparties. The corrections under these contracts resulted in a $1.3 million after-tax cumulative increase to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $2.3 million, increasing 2004 net income by $10.5 million, increasing 2003 net income by $10.9 million, increasing 2002 net income by $8.4 million, increasing 2001 net loss by $29.2 million and decreasing 2000 net income by $1.6 million.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii) The accounting treatment of a ceded reinsurance contract entered into with Skandia Insurance Company Ltd. (“Skandia”) in 1995 in conjunction with the acquisition of Clearwater, a wholly owned subsidiary of the Company. The contract provides $175.0 million of protection in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re Limited (“nSpire Re”), a subsidiary of the Company’s majority shareholder, Fairfax, for $97.0 million in consideration. Following a re-evaluation of the accounting treatment for the contract by the Company’s independent registered public accountants and the Company, the Company has restated the accounting of the contract for 2002 and subsequent periods. The Company had accounted for the contract similar to prospective reinsurance for 2002 and subsequent periods, where a benefit had been recorded in each period equal to the loss cessions made under the contract. It has been determined that, in accordance with retroactive reinsurance accounting, losses ceded under the contract in 2002 and subsequent periods which were in excess of $97.0 million should have been recorded as a deferred gain rather than as a benefit in the applicable periods. As part of the restatement, the deferred gain attributable to loss cessions made under the contract in 2002 and subsequent years is amortized into income over the estimated remaining settlement period.

As it was the Company’s intention at the time of the assignment to nSpire Re to continue to have the contract be accounted for as prospective reinsurance, the Company requested that nSpire Re pay $78.0 million due under the contract prior to the expected settlement period, which would allow the Company to record a portion of the benefit for losses ceded under the contract. The Company received $78.0 million in cash from nSpire Re on March 29, 2006, which reduces the outstanding recoverable. In connection with the receipt of this cash, the Company will recognize a deferred gain of $12.5 million after-tax in income for the three months ended March 31, 2006. The cash payment represents a permanent reduction in the amount of reinsurance recoverable from nSpire Re. The remaining reinsurance recoverable related to this contract of $97.0 million as of March 31, 2006 is collateralized by letters of credit and will be received in future periods as the underlying claims are settled.

The corrections under this contract resulted in a $28.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005, with the effect of increasing the net loss for the nine months ended September 30, 2005 by $3.0 million, decreasing 2004 net income by $5.7 million, decreasing 2003 net income by $7.2 million and decreasing 2002 net income by $12.7 million. The $28.6 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005 will be offset by a gain of $12.5 million after-tax associated with the recognition of a deferred gain to be recognized for the three months ended March 31, 2006 and the future amortization of the deferred gain into income.

(iii) The treatment of deferred ceding commissions to be received by the Company under three aggregate excess of loss reinsurance contracts purchased by the Company. Due to the deferred nature of the ceding commissions, amounts were reflected at their present value rather than the nominal value previously recorded by the Company. All of these contracts satisfied risk transfer requirements and remain active as of December 31, 2005. These contracts involve two unaffiliated counterparties. The corrections under these contracts resulted in an $8.4 million after-tax cumulative decrease to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $0.8 million, increasing 2004 net income by $1.4 million, decreasing 2003 net income by $6.1 million, decreasing 2002 net income by $1.3 million, increasing 2001 net loss by $1.6 million and decreasing 2000 net income by $1.6 million. The cumulative effect of $8.4 million, after-tax, will be amortized into income in future periods.

(iv) The treatment of a proportional automobile reinsurance contract written by the Company in Latin America in 2003 and subsequently renewed in 2004 and 2005, relating to the potential existence of an oral side agreement that could limit the risk transfer under the contract. Following an internal review and

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigation by the Company’s outside counsel, the Company was unable to conclude as to whether there was an oral side agreement that would limit the risk transfer under the contract. After consideration of information from the investigation, the Company was unable to conclude that there is a reasonable possibility of a significant loss under the contracts and has therefore restated the contract to apply the deposit method of accounting in accordance with Statement of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts that Do Not Transfer Risk” rather than reinsurance accounting. The corrections under this contract resulted in a $144 thousand after-tax cumulative increase to shareholders’ equity as of September 30, 2005, with the net effect of decreasing the net loss for the nine months ended September 30, 2005 by $220 thousand, decreasing 2004 net income by $18 thousand and decreasing 2003 net income by $58 thousand.

(v) Other unrelated adjustments of an immaterial nature that were previously recorded by the Company in the first quarter of 2005. As part of the restatement, these adjustments were applied to the periods in which they occurred. There is no cumulative effect to shareholders’ equity as of September 30, 2005, with the net effect of increasing the net loss for the nine months ended September 30, 2005 by $5.3 million and increasing 2004 net income by $5.3 million.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The previously reported restatement adjustment and restated amounts for those accounts affected by this restatement in the consolidated statements of operations for the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003 and on the consolidated balance sheets as of September 30, 2005, December 31, 2004 and 2003 is as follows:

	Previously	Restatement
Nine Months Ended September 30, 2005 (unaudited)	Reported	Adjustment	Restated

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenues
Gross premiums written	$2,020,231	$(10,963)	$2,009,268
Net premiums written	1,787,556	(8,913)	1,778,643
Net premiums earned	1,735,137	(12,322)	1,722,815
Total revenues	1,993,308	(12,322)	1,980,986
Expenses
Losses and loss adjustment expense	1,518,222	336	1,518,558
Acquisition costs	352,982	(6,081)	346,901
Other underwriting expenses	104,024	4,914	108,938
Other expense, net	19,612	(3,647)	15,965
Total expenses	2,020,570	(4,480)	2,016,090
Loss before income taxes	(27,262)	(7,842)	(35,104)
Federal and foreign income tax benefit	(9,592)	(2,745)	(12,337)
Net loss available to common shareholders	$(17,670)	$(5,097)	$(22,767)
Basic loss per common share	$(0.28)	$(0.08)	$(0.36)
Diluted loss per common share	(0.28)	(0.08)	(0.36)
Underwriting ratios:
Losses and loss adjustment expenses	87.5%	0.6%	88.1%
Acquisition costs and other underwriting expenses	26.3	0.2	26.5

Combined ratio	113.8%	0.8%	114.6%

As of September 30, 2005 (unaudited)

Consolidated Balance Sheet Data
Assets
Premiums receivable	$578,457	$(12,401)	$566,056
Reinsurance recoverable on unpaid losses	1,177,766	(44,025)	1,133,741
Deferred acquisition costs	177,571	(870)	176,701
Federal and foreign income taxes	184,388	19,167	203,555
Other assets	159,143	2,986	162,129
Total assets	8,426,896	(35,143)	8,391,753
Liabilities
Unpaid losses and loss adjustment expenses	4,932,703	(3,309)	4,929,394
Unearned premiums	875,532	(4,140)	871,392
Reinsurance balances payable	151,288	8,530	159,818
Other liabilities	193,286	(630)	192,656
Total liabilities	6,874,910	451	6,875,361
Shareholders’ equity
Retained earnings as of January 1, 2005	668,348	(30,498)	637,850
Retained earnings as of September 30, 2005	644,590	(35,594)	608,996
Total shareholders’ equity as of September 30, 2005	$1,551,986	$(35,594)	$1,516,392

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously	Restatement
Year Ended December 31, 2004	Reported	Adjustment	Restated

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenues
Gross premiums written	$2,656,509	$(5,734)	$2,650,775
Net premiums written	2,362,577	(772)	2,361,805
Net premiums earned	2,331,067	2,444	2,333,511
Total revenues	2,604,399	2,444	2,606,843
Expenses
Losses and loss adjustment expenses	1,629,564	1,542	1,631,106
Acquisition costs	528,425	(12,569)	515,856
Other underwriting expenses	125,679	(4,914)	120,765
Other expenses, net	16,372	781	17,153
Total expenses	2,325,649	(15,160)	2,310,489
Income before income taxes	278,750	17,604	296,354
Federal and foreign income tax provision	91,851	6,160	98,011
Net income available to common shareholders	$186,899	$11,444	$198,343
Basic earnings per common share	$2.90	$0.18	$3.08
Diluted earnings per common share	2.71	0.17	2.88
Underwriting ratios:
Losses and loss adjustment expenses	69.9%	(0.0)%	69.9%
Acquisition costs and other underwriting expenses	28.1	(0.8)	27.3

Combined ratio	98.0%	(0.8)%	97.2%

As of December 31, 2004

Consolidated Balance Sheet Data
Assets
Premiums receivable	$550,198	$928	$551,126
Reinsurance recoverable on unpaid losses	1,092,082	(39,349)	1,052,733
Deferred acquisition costs	171,083	(1,564)	169,519
Federal and foreign income taxes	102,298	16,422	118,720
Other assets	138,016	326	138,342
Total assets	7,543,577	(23,237)	7,520,340
Liabilities
Unpaid losses and loss adjustment expenses	4,228,021	(3,397)	4,224,624
Unearned premiums	832,305	(7,549)	824,756
Reinsurance balances payable	122,182	17,219	139,401
Other liabilities	163,471	988	164,459
Total liabilities	5,958,077	7,261	5,965,338
Shareholders’ equity
Retained earnings as of January 1, 2004	489,556	(41,942)	447,614
Retained earnings as of December 31, 2004	668,348	(30,498)	637,850
Total shareholders’ equity as of December 31, 2004	$1,585,500	$(30,498)	$1,555,002

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously	Restatement
Year Ended December 31, 2003	Reported	Adjustment	Restated

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenues
Gross premiums written	$2,558,156	$(5,816)	$2,552,340
Net premiums written	2,153,580	2,499	2,156,079
Net premiums earned	1,965,093	6,831	1,971,924
Total revenues	2,301,950	6,831	2,308,781
Expenses
Losses and loss adjustment expenses	1,325,765	10,282	1,336,047
Acquisition costs	476,015	505	476,520
Other expense, net	7,912	(356)	7,556
Total expenses	1,923,656	10,431	1,934,087
Income (loss) before income taxes	378,294	(3,600)	374,694
Federal and foreign income tax provision (benefit)	129,069	(1,259)	127,810
Net income (loss) available to common shareholders	$249,225	$(2,341)	$246,884
Basic earnings (loss) per common share	$3.85	$(0.04)	$3.81
Diluted earnings (loss) per common share	3.59	(0.03)	3.56
Underwriting ratios:
Losses and loss adjustment expenses	67.5%	0.3%	67.8%
Acquisition costs and other underwriting expenses	29.3	—	29.3

Combined ratio	96.8%	0.3%	97.1%

As of December 31, 2003

Consolidated Balance Sheet Data
Assets
Premiums receivable	$499,680	$(4,653)	$495,027
Reinsurance recoverable on unpaid losses	1,058,623	(30,533)	1,028,090
Deferred acquisition costs	168,289	(867)	167,422
Federal and foreign income taxes	71,183	22,583	93,766
Other assets	84,572	355	84,927
Total assets	6,460,056	(13,115)	6,446,941
Liabilities
Unpaid losses and loss adjustment expenses	3,400,277	(742)	3,399,535
Unearned premiums	819,840	(4,333)	815,507
Reinsurance balances payable	121,457	33,902	155,359
Total liabilities	5,069,821	28,827	5,098,648
Shareholders’ equity
Retained earnings as of January 1, 2003	247,239	(39,601)	207,638
Retained earnings as of December 31, 2003	489,556	(41,942)	447,614
Total shareholders’ equity as of December 31, 2003	$1,390,235	$(41,942)	$1,348,293

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies
      (a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain amounts from prior periods have been reclassified to conform with current presentations.
      (b) Investments. All of the Company’s investments in fixed income securities and common stocks not accounted for under the equity method, are categorized as “available for sale,” and are recorded at their estimated fair value based on quoted market prices. Investment transactions are recorded on their trade date with balances pending settlement reflected in the consolidated balance sheet as a component of other assets or other liabilities. Short-term investments, which have a maturity of one year or less from the date of purchase, are carried at cost, which approximates fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
      Common stocks of affiliates are accounted for under the equity method of accounting, under which OdysseyRe records its proportionate share of income or loss from such investments. Other invested assets include limited partnerships and investment funds, which are accounted for under the equity method of accounting. The Company routinely evaluates the carrying value of these investments. In the case of limited partnerships and investment funds, the carrying value is generally established on the basis of the net valuation criteria as determined by the managers of the investments. Such valuations could differ significantly from the values that would have been available had markets existed for the securities. Income from equity investees, including realized gains or losses, is recorded in net investment income in the period in which it is known. Unrealized appreciation and depreciation are recorded through accumulated other comprehensive income. In the case of hedge funds and private equity investments, unrealized appreciation and depreciation is recorded in net investment income in the period in which it is known. Other invested assets also include derivative securities and trust accounts relating to the Company’s benefit plans, which are each carried at fair value. Due to the timing of when financial information is reported by equity investees, including limited partnerships and investment funds, results attributable to these investments are generally reported by OdysseyRe on a one month or one quarter lag. If the Company is aware of a significant event, it will estimate the impact of the event in the period in which it occurred.
      The net amount of unrealized appreciation or depreciation of the Company’s investments, net of applicable deferred income taxes, is reflected in shareholders’ equity in accumulated other comprehensive income. A decline in the fair value of an investment below its cost that is deemed other-than-temporary is charged to net income as a realized capital loss, resulting in a new cost basis for the investment. Realized investment gains or losses are determined on the basis of average cost. Investment income, which is reported net of applicable investment expenses, is recorded as earned.
      (c) Premium Revenue Recognition. Reinsurance premium estimates are made at the individual contract level. Reinsurance assumed premiums written and related costs are based upon reports received from ceding companies. Where reinsurance assumed premiums written have not been reported by the ceding company, they are estimated based on historical patterns and experience from the ceding company and judgments of the Company. Subsequent adjustments to premiums written, based on actual results or revised estimates from the ceding company, are recorded in the period in which they become known. Reinsurance assumed premiums written related to proportional treaty business are established on a basis that is consistent with the coverage periods under the terms of the underlying insurance contracts. Reinsurance assumed premiums written related to excess of loss and facultative reinsurance business are recorded over the coverage term of the contracts, which is

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally one year. Unearned premium reserves are established for the portion of reinsurance assumed premiums written to be recognized over the remaining contract period. Unearned premium reserves related to proportional treaty contracts are computed based on reports received from ceding companies, which show premiums written but not yet earned. Premium adjustments made over the life of the contract are recognized as earned premiums based on the applicable contract period to which they apply. Insurance premiums are earned on a pro rata basis over the policy period, which is generally one year. A reserve for uncollectible premiums is established when considered appropriate.
      The cost of reinsurance purchased by the Company (reinsurance premiums ceded) is reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded, and amortized over the applicable contract period to which they apply. Reserves are established for the unexpired portion of premiums ceded and recorded as an asset in prepaid reinsurance premiums. Premiums earned are reported net of reinsurance ceded premiums earned in the consolidated statements of operations. Amounts paid by the Company for retroactive reinsurance that meets the conditions for reinsurance accounting are reported as reinsurance receivables to the extent those amounts do not exceed the associated recorded liabilities. If the recorded liabilities exceed the amounts paid, reinsurance receivables are increased to reflect the difference, and the resulting gain is deferred and amortized over the estimated settlement period. If the amounts paid for retroactive reinsurance exceed the recorded liabilities, the Company will increase the related liabilities or reduce the reinsurance receivable, or both, at the time the reinsurance contract is effective, and the excess is charged to net income. Changes in the estimated amount of liabilities relating to the underlying reinsured contracts are recognized in net income in the period of the change. Prospective and retroactive provisions within a single contract are accounted for separately unless impracticable, in which case, the contract will be accounted for as a retroactive contract.
      (d) Deferred Acquisition Costs. Acquisition costs, which are reported net of acquisition costs ceded, consist of commissions and brokerage expenses incurred on insurance and reinsurance business written, and are deferred and amortized over the period in which the related premiums are earned, which is generally one year. Commission adjustments are accrued based on changes in premiums and losses recorded by the Company in the period in which they become known. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premium, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the business, all based on historical experience. The realizable value of deferred acquisition costs is determined without consideration of investment income.
      (e) Goodwill and Intangible Assets. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations. Goodwill and intangible assets of $36.4 million and $37.1 million, reflected in other assets as of December 31, 2005 and 2004, respectively, are not impaired. Unamortized deferred credits (“negative goodwill”) related to net assets acquired in excess of purchase price arising from a business combination are recognized as an extraordinary gain in the consolidated statement of operations at the time of the acquisition.
      (f) Unpaid losses and loss adjustment expenses. The reserve for unpaid losses and loss adjustment expenses is based on the Company’s evaluations of reported claims and individual case estimates received from ceding companies for reinsurance business or the estimates advised by the Company’s outside claims adjusters for insurance business. The Company utilizes generally accepted actuarial methodologies to determine reserves

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for losses and loss adjustment expenses on the basis of historical experience and other estimates. The reserves are reviewed continually during the year and changes in estimates in losses and loss adjustment expenses are reflected as an expense in the consolidated statements of operations in the period the adjustment is made. Reinsurance recoverables on unpaid losses and loss adjustment expenses are reported as assets. A reserve for uncollectible reinsurance recoverables is established based on an evaluation of each retrocessionaire and historical experience. The Company uses tabular reserving for workers’ compensation liabilities that are considered fixed and determinable, and discounts such reserves using an interest rate of 3.5% and standard mortality assumptions.
      The reserves for losses and loss adjustment expenses are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates are based on assumptions related to the ultimate cost to settle such claims. The inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company.
      (g) Deposit Assets and Liabilities. The Company may enter into reinsurance contracts that contain certain loss limiting provisions and, as a result, do not meet the risk transfer provisions of Statement of Financial Accounting Standards (“SFAS”) No. 113, “Accounting for Reinsurance of Short-Duration and Long-Duration Contracts.” These contracts are accounted for using the deposit accounting method in accordance with Statement of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” (“SOP 98-7”). Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, the profits or losses from these contracts are recognized net, as investment income or other underwriting income over the contract or contractual settlement periods. In accordance with SOP 98-7, these contracts are deemed as either transferring only significant timing risk or transferring only significant underwriting risk. Income or loss associated with contracts determined to transfer only significant timing risk is recognized as a component of net investment income over the contractual settlement period. Income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as other underwriting income or expense over the contract period.
      For such contracts, the Company initially records the amount of consideration received as a deposit liability. Revenue earned by the Company is recognized over the term of the contract, with any unearned portion recorded as a component of deposit liabilities until such time it is earned. The ultimate liability under these contracts is estimated, and the liability is initially established, which represents consideration received, is increased or decreased over the term of the contracts. The change during the period is recorded in other income (expense) in the Company’s consolidated statements of operations, where decreases in the ultimate liability are shown as other income, and increases in the ultimate liability are shown as other expense. Consideration received is included in invested assets and the related investment income on the assets is included in investment income. In cases where cedants retain the consideration on a funds held basis, the Company records those assets in other assets, and records the related investment income on the assets in the Company’s consolidated statements of operations as investment income. As of December 31, 2005, the Company had reflected a liability of $2.5 million in other liabilities related to deposit contracts that transfer only significant timing risk, while there were no amounts for funds held balances included in other assets.
      (h) Income Taxes. The Company records deferred income taxes to provide for the net tax effect of temporary differences between the carrying values of assets and liabilities in the Company’s consolidated financial statements and their tax bases. Such differences relate principally to deferred acquisition costs, unearned premiums, unpaid losses and loss adjustment expenses and investments. When appropriate, deferred tax assets are reduced by a valuation allowance when the Company believes it is more likely than not that all or a portion of deferred taxes will not be realized. The Company is a member of the United States tax group of Fairfax. Inclusion

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the Company in Fairfax’s tax group does not have an effect on the Company’s tax position. The Company filed a separate consolidated tax return for the period January 1 through March 3, 2003.
      (i) Derivatives. The Company utilizes derivative instruments to manage against adverse changes in the value of its assets and liabilities. Derivatives include credit default swaps, total return swaps, interest rate swaps and other equity and credit derivatives. All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When derivative instruments do not qualify for hedge accounting, changes in fair value are included in realized investment gains and losses in the consolidated statements of operations. Margin balances required by counterparties in support of derivative positions are included in collateral for borrowed securities.
      (j) Operating Segments. The Company has four operating segments to reflect the manner in which management monitors and evaluates the Company’s financial performance. The Company’s four segments include: Americas, EuroAsia, London Market and U.S. Insurance.
      (k) Foreign Currency. The Company translates the financial statements of its foreign subsidiaries to United States dollars by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average exchange rate for the year. Translation gains or losses are recorded, net of deferred income taxes, as a component of comprehensive income. Foreign currency transaction gains or losses are reflected in the consolidated statement of operations in the period in which they are realized.
      (l) Earnings Per Share. Basic earnings per common share are calculated by dividing net income (loss) to common shareholders by the weighted average number of common shares outstanding, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings (loss) per common share are calculated by dividing net income (loss) to common shareholders by the weighted average number of common shares outstanding, inclusive of: vested and non-vested shares, granted under the OdysseyRe Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Company’s convertible debt to equity securities. Restricted shares, stock options or the effect of the conversion of the convertible debt would not be included in the calculation of diluted earnings per common share, if the effect would be anti-dilutive. (See Note 5).
      The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which was effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of the Company’s convertible senior debentures meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of the Company’s convertible senior debentures to common shares has been assumed when calculating its diluted earnings per share. The diluted earnings per share for the year ended December 31, 2003 have been restated to conform to the requirements of EITF Issue 4-08.
      (m) Stock Compensation Plans. In April 2002, the Company’s shareholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure” with respect to the 2002 Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income (loss) for the years ended December 31, 2005, 2004 and 2003 reflects stock-based compensation expense related to stock options granted in 2003 and subsequently. For stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based method as prescribed in SFAS 123 for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income (loss) and net income (loss) per share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Net income (loss) available to common shareholders, as reported	$(105,436)	$198,343	$246,884
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	316	308	190
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(690)	(681)	(564)

Pro forma net income (loss), basic earnings per share	(105,810)	197,970	246,510
Effect of dilutive securities, 4.375% convertible senior debentures interest, net of tax	—	3,128	3,128

Pro forma net income (loss) available to common shareholders, diluted	$(105,810)	$201,098	$249,638

Net income (loss) per common share:
As reported:
Basic	$(1.62)	$3.08	$3.81
Diluted	(1.62)	2.88	3.56
Pro forma:
Basic	$(1.63)	$3.08	$3.81
Diluted	(1.63)	2.87	3.55
      In December 2004, the Financial Accounting Standards Board issued SFAS 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25. The approach to account for share-based payments in SFAS 123R is similar to the approach described in SFAS 123. Nevertheless, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. Pro forma disclosure of the impact of fair value of share-based payments is no longer an alternative to financial statement recognition.
      On April 21, 2005, the Securities and Exchange Commission (“SEC”) amended Rule 210.4-01(a) of Regulation S-X regarding the implementation date for SFAS 123R. This amendment modified the effective dates of SFAS 123R, requiring adoption of this standard on the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt SFAS 123R effective January 1, 2006. The Company believes that the implementation of SFAS 123R will not have a significant impact on the Company’s results of operations or shareholders’ equity.
      (n) Payments. Payments of claims by the Company, as reinsurer, to a broker on behalf of a reinsured company, are recorded on the Company’s books as a paid loss at the time the cash is disbursed. The payment is treated as a paid claim to the reinsured. Premiums due to the Company from the reinsured are recorded as receivables from the reinsured until the cash is received by the Company, either directly from the reinsured or from the broker.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (o) Funds Held Balances. Funds held under reinsurance contracts is an account used to record a liability, in accordance with the contractual terms, arising from the Company’s receipt of a deposit from a reinsurer or the withholding of a portion of the premiums due as a guarantee that a reinsurer will meet its loss and other obligations. Interest generally accrues on withheld funds in accordance with contract terms. Funds held by reinsureds is an account used to record an asset resulting from the ceding company, in accordance with the contractual terms, withholding a portion of the premium due the Company as a guarantee that the Company will meet its loss and other obligations.

4.	Business Combinations
      On November 15, 2004, the Company acquired Overseas Partners US Reinsurance Company (“Opus Re”), a reinsurance company domiciled in the state of Delaware, the name of which has been changed to Clearwater Select Insurance Company. The purchase price of $43.0 million, which was based on the fair value of the net assets of Opus Re at the date of acquisition, was comprised of $237.8 million of assets, principally investments, and $194.8 million of liabilities, principally unpaid losses and loss adjustment expense reserves. The Company recorded an intangible asset of $5.8 million, which as of December 31, 2005 and 2004 was not impaired and had an indefinite life. There was no goodwill recognized related to the acquisition of Opus Re. Following the acquisition, Clearwater Select was contributed to Clearwater.
      On October 1, 2004, the Company exchanged all of its common shares of First Capital Insurance Ltd. (“First Capital”), which represented 97.7% of the total common shares of First Capital, for Class B non-voting common shares of Fairfax Asia Limited (“Fairfax Asia”), representing a 44.0% economic interest in Fairfax Asia. Following the transaction, Fairfax Asia owns 97.7% of the common shares of First Capital. The transaction valued the Company’s interest in First Capital at $38.6 million, which was based on First Capital’s GAAP shareholders’ equity as of September 30, 2004, subject to certain adjustments, in exchange for Class B shares of Fairfax Asia based on its fair value as of September 30, 2004. In recording the exchange, there was no gain or loss recorded by the Company. Fairfax owns the remaining Class A and Class B common shares of Fairfax Asia. Prior to the exchange, the Company’s interest in First Capital was consolidated in the Company’s financial statements. Following the exchange, the Company records its investment in Fairfax Asia in accordance with the equity method of accounting. The results of First Capital, including its underwriting activity, will now be reflected in the Company’s investment income through its proportionate share of the net income of Fairfax Asia.
      On October 28, 2003, the Company purchased General Security Indemnity Company (“General Security”), an excess and surplus lines company domiciled in New York. General Security’s name has been changed to Hudson Specialty Insurance Company. The purchase price of $37.6 million was attributable to investment assets of $33.7 million held by General Security at the purchase date. The Company recorded an intangible asset of $3.9 million, which as of December 31, 2005 and 2004 was not impaired and had an indefinite life. There was no goodwill recognized related to the acquisition of General Security. In December 2003, Hudson Specialty was contributed to Clearwater and Clearwater subsequently contributed $18.0 million of capital to Hudson Specialty.
      In October 2003, the Company purchased the renewal rights to medical malpractice business underwritten by TIG Insurance Company, a subsidiary of Fairfax. The Company paid consideration of $7.5 million, which was recorded as an intangible asset and is being amortized over a ten year life. For the years ended December 31, 2005 and 2004, $0.7 million and $0.9 million, respectively, has been amortized and the unamortized value, which is included in other assets, was $5.9 million and $6.6 million as of December 31, 2005 and 2004, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share
      Net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	2005	2004	2003

Net income (loss)	$(103,492)	$198,343	$246,884
Preferred dividends	(1,944)	—	—

Net income (loss) available to common shareholders — basic	(105,436)	198,343	246,884
Interest on 4.375% convertible senior debentures, net of tax	—	3,128	3,128

Net income (loss) available to common shareholders — diluted	$(105,436)	$201,471	$250,012

Weighted average common shares outstanding — basic	65,058,327	64,361,535	64,736,830
Effect of dilutive shares:
4.375% convertible senior debentures	—	5,168,405	5,169,175
Stock options	—	167,620	50,649
Restricted shares	—	295,576	322,813

Total effect of dilutive shares	—	5,631,601	5,542,637

Weighted average common shares outstanding — diluted	65,058,327	69,993,136	70,279,467

Net earnings (loss) per common share:
Basic	$(1.62)	$3.08	$3.81
Diluted	(1.62)	2.88	3.56
      The number of weighted average common shares outstanding used in calculating the Company’s diluted earnings per share for the year ended December 31, 2005 excludes the effect of dilutive shares because their inclusion would be anti-dilutive. The common shares attributable to the Company’s 4.375% convertible senior debentures were 4,473,924 for the year ended December 31, 2005. The total common shares attributable to the Company’s stock options and restricted shares were 485,340 for the year ended December 31, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments
      A summary of the Company’s investment portfolio as of December 31, 2005, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,557,978	$2,275	$48,902	$1,511,351
States, municipalities and political subdivisions	181,110	3,931	875	184,166
Foreign governments	353,019	19,806	4	372,821
All other corporate	582,892	27,371	48,774	561,489

Total fixed income securities	2,674,999	53,383	98,555	2,629,827

Common stocks, at fair value:
Banks, trusts and insurance companies	223,338	41,060	286	264,112
Industrial, miscellaneous and all other	366,056	8,997	33,397	341,656

Total common stocks, at fair value	589,394	50,057	33,683	605,768

Short-term investments:
United States government, government agencies and authorities	6,564	—	—	6,564
All other	192,939	—	—	192,939

Total short-term investments	199,503	—	—	199,503

Cash and cash equivalents	1,528,427	—	—	1,528,427
Cash collateral for borrowed securities	240,642	—	—	240,642

Total	$5,232,965	$103,440	$132,238	$5,204,167

      Common stocks under equity accounting were carried at $534.4 million as of December 31, 2005, reflecting gross unrealized appreciation of $189.8 million and no gross unrealized depreciation. Other invested assets, including amounts that were accounted for under the equity method of accounting, were carried at $188.8 million as of December 31, 2005, reflecting gross unrealized appreciation of $5.8 million and gross unrealized depreciation of $2.1 million.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s investment portfolio as of December 31, 2004, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,400,338	$12,711	$50,037	$1,363,012
States, municipalities and political subdivisions	186,958	3,563	7,033	183,488
Foreign governments	336,777	7,633	—	344,410
All other corporate	554,541	75,731	15,552	614,720

Total fixed income securities	2,478,614	99,638	72,622	2,505,630

Common stocks, at fair value:
Banks, trusts and insurance companies	223,123	41,979	17,763	247,339
Industrial, miscellaneous and all other	212,156	21,668	27,583	206,241

Total common stocks, at fair value	435,279	63,647	45,346	453,580

Short-term investments:
United States government	6,072	—	—	6,072
All other	207,331	—	—	207,331

Total short-term investments	213,403	—	—	213,403

Cash and cash equivalents	1,150,748	—	—	1,150,748
Cash collateral for borrowed securities	176,518	—	—	176,518

Total	$4,454,562	$163,285	$117,968	$4,499,879

      Common stocks under equity accounting were carried at $402.6 million as of December 31, 2004, reflecting gross unrealized appreciation of $82.5 million and no gross unrealized depreciation. Other invested assets, including amounts that are accounted for under the equity method of accounting, were carried at $171.8 million as of December 31, 2004, reflecting gross unrealized appreciation of $2.1 million and gross unrealized depreciation of $0.1 million.
      The fair values of fixed income securities and common stocks are based on the quoted market prices of the investments as of the close of business on December 31 of the respective years.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Fixed Income Maturity Schedule
      The amortized cost and fair value of fixed income securities as of December 31, 2005, by contractual maturity, are shown below (in thousands).

	Amortized		% of Total
	Cost	Fair Value	Fair Value

Due in one year or less	$167,179	$165,731	6.3%
Due after one year through five years	270,347	277,171	10.5%
Due after five years through ten years	118,499	114,848	4.4%
Due after ten years	2,118,974	2,072,077	78.8%

Total fixed income securities	$2,674,999	$2,629,827	100.0%

      Actual maturities may differ from the contractual maturities shown in the table above due to the existence of call features or put features. In the case of securities containing call features, the actual maturity will be the same as the contractual maturity if the issuer elects not to exercise its call feature. Total securities subject to the call feature represent approximately 4% of the total fair value. In the case of securities containing put features, the actual maturity will be the same as the contractual maturity if the Company elects not to exercise its put option. Total securities containing the put feature represent approximately 5% of the total fair value.

(b)	Net Investment Income and Realized Gains (Losses)
      The following table sets forth the components of net investment income for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Interest on fixed income securities and preferred shares	$129,122	$123,822	$91,971
Dividends on common stocks, at fair value	13,638	13,766	6,753
Net income of common stocks, at equity	20,214	14,222	44,893
Interest on cash and short-term investments	54,567	19,622	16,048
Other invested assets	27,455	21,432	10,575

Gross investment income	244,996	192,864	170,240
Less: investment expenses	8,980	10,484	9,476
Less: interest on funds held under reinsurance contracts	18,746	20,115	26,649

Net investment income	$217,270	$162,265	$134,115

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components of net realized investment gains and losses for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Fixed income securities:
Realized investment gains	$153,385	$55,899	$226,399
Realized investment losses	29,816	2,352	64,521

Net realized investment gains	123,569	53,547	161,878

Preferred stock:
Realized investment gains	26	—	967
Realized investment losses	—	—	—

Net realized investment gains	26	—	967

Equity securities:
Realized investment gains	97,477	92,738	42,934
Realized investment losses	31,748	2,128	7,189

Net realized investment gains	65,729	90,610	35,745

Derivative securities:
Realized investment gains	6,925	10,666	—
Realized investment losses	66,771	46,934	—

Net realized investment losses	(59,846)	(36,268)	—

Other securities:
Realized investment gains	23,103	19,450	11,435
Realized investment losses	71,078	16,272	7,283

Net realized investment gains (losses)	(47,975)	3,178	4,152

Total realized investment gains:
Realized investment gains	280,916	178,753	281,735
Realized investment losses	199,413	67,686	78,993

Net realized investment gains	$81,503	$111,067	$202,742

      Included in gross realized investment losses for the years ended December 31, 2005 and 2003 are $54.9 million and $58.8 million, respectively, related to realized investment losses on the other-than-temporary write-down of certain fixed income and equity securities. The amount for 2005 reflects $35.0 million attributable to fixed income oriented investments and $19.9 million related to equity securities. The amount for 2003 reflects $51.8 million attributable to fixed income oriented investments and $7.0 million related to equity securities. The Company did not recognize any other-than-temporary write-down of investments for the year ended December 31, 2004.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Unrealized Appreciation (Depreciation)
      The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Fixed income securities	$(72,188)	$34,706	$(35,506)
Preferred stock	—	—	704
Equity securities	105,292	(20,555)	111,298
Other invested assets	1,709	2,242	147

Change in unrealized net appreciation of investments	34,813	16,393	76,643
Provision for deferred income taxes	(12,185)	(5,737)	(26,825)

Net change in unrealized net appreciation of investments	$22,628	$10,656	$49,818

      The Company reviews, on a quarterly basis, its investment portfolio for declines in value, and specifically considers securities, the market value of which have declined to less than 80% of their amortized cost at the time of review. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehensive income. If the Company determines that a decline is “other-than-temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in the Company’s consolidated statements of operations.
      In assessing the value of the Company’s debt and equity securities held as investments and possible impairments of such securities, the Company reviews (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information the Company may consider relevant. In addition, the Company considers its intent and ability to hold the security to recovery when evaluating possible impairments.
      The facts and circumstances involved in making a decision regarding an other-than-temporary-impairment are those which exist at that time. Should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, the Company will recognize the impairment as a realized investment loss in its consolidated statement of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, the Company will record a gain or loss that reflects the impairment previously taken.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the fair value and gross unrealized depreciation of the Company’s fixed income securities and common stocks, at fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized depreciation position, as of December 31, 2005 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,071,890	$(32,947)	16	$395,707	$(15,955)	5	$1,467,597	$(48,902)	21
States, municipalities and political subdivisions	46,336	(317)	9	21,646	(558)	4	67,982	(875)	13
Foreign governments	997	(4)	1	—	—	—	997	(4)	1
Corporate	1,209	(34)	2	176,113	(8,322)	2	177,322	(8,356)	4

Total investment grade	1,120,432	(33,302)	28	593,466	(24,835)	11	1,713,898	(58,137)	39

Fixed income securities non- investment grade, corporate	150,975	(23,063)	26	105,572	(17,355)	5	256,547	(40,418)	31

Total fixed income securities	1,271,407	(56,365)	54	699,038	(42,190)	16	1,970,445	(98,555)	70
Common stocks, at fair value	167,374	(16,580)	8	137,429	(17,103)	1	304,803	(33,683)	9

Total temporarily impaired securities	$1,438,781	$(72,945)	62	$836,467	$(59,293)	17	$2,275,248	$(132,238)	79

      The Company believes the gross unrealized depreciation is temporary in nature and has not recorded a realized investment loss in its statement of operations related to these securities. Given the size of its investment portfolio and capital position, the Company has the ability and intent to hold these securities until the fair value recovers the gross unrealized depreciation.

(d)	Common Stocks, at Equity
      Common stocks, at equity, totaled $534.4 million as of December 31, 2005, compared to $402.6 million as of December 31, 2004. The following table shows the components of common stocks, at equity, as of December 31, 2005 and 2004 (in thousands):

	2005	2004

HWIC Asia Fund, Class A Shares	$371,895	$237,048
Hub International Limited	54,548	49,977
Fairfax Asia Limited	46,405	42,052
TRG Holding Corporation	43,011	47,205
Advent Capital (Holdings) PLC	16,014	23,740
MFXchange Holdings Inc.	2,210	2,506
Other common stock	344	27

Total common stock, at equity	$534,427	$402,555

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For common stocks, at equity, as of December 31, 2005, the relative ownership of OdysseyRe is: HWIC Asia Fund Class A shares (97.3% owned by Fairfax, which includes a 56.2% economic interest owned by OdysseyRe), Hub International Limited (25.9% owned by Fairfax, which includes 13.3% owned by OdysseyRe), Fairfax Asia Limited (100% owned by Fairfax, which includes a 44.0% economic interest owned by OdysseyRe), TRG Holding Corporation (100% owned by Fairfax, which includes 13.0% owned by the Company), Advent Capital (Holdings) PLC (46.8% owned by Fairfax, which includes 15.0% owned by the Company) and MFXchange Holdings Inc. (“MFX”) (100% owned by Fairfax, which includes 7.4% owned by OdysseyRe). Common stocks, at equity, and certain other invested assets are recorded under the equity method of accounting based on OdysseyRe’s proportionate share of income or loss of the investee. Due to the timing of when financial information is reported by investees, results are generally reported by OdysseyRe on a one quarter lag. Dividends received by the Company from these entities were $6.0 million, $6.1 million, and $5.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Company routinely evaluates the carrying value of these investments by reviewing, among other things, each investee’s current and expected operating performance and current and historical trading values of the issuer’s securities, where applicable.
      The Company’s interest in HWIC Asia, an investment vehicle that primarily invests in public foreign equities, has been reflected in the Company’s consolidated financial statements in accordance with the equity method of accounting since the second quarter of 2005. The carrying value of investments reflected in the value of HWIC Asia is established at their fair value based on quoted market prices. In accordance with the equity method of accounting, interest and dividend income, and realized gains and losses of HWIC Asia are included in net investment income. The net amount of unrealized appreciation or depreciation of the Company’s proportional interest in investments held by HWIC Asia, net of applicable deferred income taxes, is reflected in the Company’s shareholders’ equity in accumulated other comprehensive income. The Company recorded unrealized appreciation, net of deferred income taxes, of $111.3 million and $45.0 million as of December 31, 2005 and 2004, respectively, related to its interest in HWIC Asia. The Company’s interest in HWIC Asia was previously consolidated beginning in the third quarter of 2004. The Company has a 39.2% voting interest in HWIC Asia, and a 56.2% economic interest in a portfolio of invested assets of HWIC Asia that share similar investment criteria as those of the Company. During the second quarter of 2005, it was determined that the equity method is appropriate, based on a review of the overall structure of HWIC Asia and the Company’s ownership interests and rights. This reclassification during the second quarter of 2005 has no effect on the Company’s consolidated shareholders’ equity or net income. Certain prior period amounts have been presented on a basis consistent with the current presentation under the equity method of accounting.
      The Company’s equity in the net income of HWIC Asia is included in pre-tax net investment income and is comprised of the following items for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Equity in net investment income of HWIC Asia	$5,069	$4,866	$3,873
Equity in net realized capital gains of HWIC Asia	27,906	1,377	30,614

Equity in net income of HWIC Asia, before taxes	$32,975	$6,243	$34,487

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Other Invested Assets
      Other invested assets totaled $188.8 million as of December 31, 2005, compared to $171.8 million as of December 31, 2004. The following table shows the components of other invested assets as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Hedge funds, at equity	$39,857	$26,727
Private equity partnerships, at equity	24,387	41,973
Mutual funds, at fair value	35,978	30,945
Derivatives, at fair value	53,875	16,964
Benefit plan funds, at fair value	13,222	12,653
Other investments	21,480	42,580

Total other invested assets	$188,799	$171,842

      Many of the Company’s hedge fund and private equity investments are subject to restrictions on redemptions or sales, which are determined by the governing documents thereof, and limit the Company’s ability to liquidate these investments in the short term. Due to a time lag in reporting by a majority of hedge fund and private equity fund managers, valuations for these investments are reported by OdysseyRe on a one month or one quarter lag. Income from hedge funds and private equity investments included in net investment income totaled $15.3 million, $15.4 million and $6.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. With respect to the Company’s $24.4 million in private equity partnerships included in other invested assets as of December 31, 2005, the Company has commitments that may require additional funding of up to $25.6 million over the next four years. Interest and dividend income, and realized and unrealized gains and losses of hedge funds and private equity partnerships are generally included in net investment income. Other invested assets include $14.2 million related to the Company’s investment in O.R.E Holdings Limited, which reflects an other-than-temporary writedown of $2.4 million for the year ended December 31, 2005.
      As of December 31, 2005 and 2004, the Company’s holdings of financial instruments without quoted prices, or “non-traded investments,” consisted of two collateral loans totaling $7.3 million and $26.0 million, respectively, which are included in other investments. These collateral loans were valued at their unpaid principal balances, reduced by amounts recorded as an other-than-temporary write down. The Company routinely evaluates the carrying values of these investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments. As a result of this review, the Company recognized an other-than-temporary write-down of $17.0 million during the year ended December 31, 2005 related to one of the loans, which is included in the total amount of other-than-temporary write-down of investments of $54.9 million for the year.

(f)	Derivative Investments and Short Sales
      The Company uses credit default swaps, total return swaps, interest rate swaps, call option contracts and short sales to manage against adverse changes in the values of assets and liabilities.
      In the third quarter of 2004, the Company sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a decline in its equity portfolio. The aggregate notional amount of the transactions was $451.8 million. In order to reduce the margin maintenance requirements for these short positions, the Company replaced the short positions with total return swaps. The margin maintenance requirement related to the total return swaps was $96.4 million and $99.2 million as of December 31, 2005 and 2004, respectively. The swap transactions terminate during 2006. As of December 31, 2005 and 2004, the Company has provided $104.3 million and $99.2 million, respectively, of U.S. Treasury bills

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as collateral for the swap transactions. The swap transactions are recorded at fair value in other liabilities and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the years ended December 31, 2005 and 2004, the net change in the fair value of the swap transactions resulted in a net realized loss of $11.8 million and $44.9 million, respectively.
      In connection with the swap transactions, the Company owns SPDRs and XLF call options at a cost of $13.6 million, with a strike price of approximately 120% of the notional amount of the swap transactions. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit the maximum potential loss on the swap transactions to 20% ($90.4 million) of the notional amount of the swap transactions. The call options are recorded at fair value in other liabilities, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. As of December 31, 2005 and 2004, the net change in the fair value of these call options resulted in a net realized loss of $10.6 million and a net realized gain of $6.7 million, respectively.
      In addition, as of December 31, 2005 and 2004, the Company had sold short $83.5 million and $49.8 million, respectively, of primarily equity securities, for which it recorded a liability equal to the underlying fair value of the securities of $82.5 million and $56.1 million, respectively. A net realized gain of $4.3 million for the year ended December 31, 2005 and a net realized loss of $13.3 million for the year ended December 31, 2004 were recognized in the Company’s statements of operations. As of December 31, 2005 and 2004, the Company provided cash and fixed income securities of $161.7 million and $84.7 million, respectively, as collateral for the borrowed securities. The Company’s net investment income for the year ended December 31, 2005 and 2004 was reduced by $5.0 million and $2.7 million, respectively, related to dividend and interest payments associated with the borrowed securities.
      In connection with the short sales described above, the Company purchased a SPDR call option as protection at a cost of $1.5 million. The call option is recorded at fair value in other liabilities in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. As of December 31, 2005 and 2004, the net change in the fair value of the call option resulted in a net realized loss of $1.2 million and a net realized gain of $0.4 million, respectively.
      The Company has purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, the Company agrees to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $75.6 million and $11.5 million, and the fair value was $36.2 million and $4.1 million, as of December 31, 2005 and 2004, respectively. The notional amount of the credit default swaps was $3.3 billion and $420.3 million as of December 31, 2005 and 2004, respectively. The net change in the fair value of the credit default swaps resulted in a net realized loss of $36.2 million and $4.5 million for the years ended December 31, 2005 and 2004, respectively.
      During the second quarter of 2005, the Company purchased a 10-year swaption contract, which provides an economic hedge against a decline in the Company’s fixed income portfolio as a result of an increase in interest rates. The swaption gives the Company the option, but not the obligation, to enter into an interest rate swap contract under which the Company would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $1.0 billion. The option expires during the second quarter of 2006, and if exercised, the interest rate swap would mature during the second quarter of 2015. The cost of the swaption was $12.9 million. The swaption is recorded at fair value of $5.8 million as of December 31, 2005 in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the year ended December 31, 2005, the change in the fair value of the swaption resulted in a

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
realized loss of $7.1 million. The swaption was extended in February 2006 to the third quarter of 2006 at an additional net cost of $5.5 million.
      The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time or at a series of prices and times. The total cost of the warrants was $7.0 million and $7.9 million, and the fair value was $11.9 million and $12.8 million as of December 31, 2005 and 2004, respectively. The notional amount of the warrants was $219.2 million and $270.8 million as of December 31, 2005 and 2004, respectively. Warrants, which are included in other invested assets, are recorded at fair value with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. As of December 31, 2005 and 2004, the net change in the fair value of the warrants resulted in a net realized gain of $6.9 million and $6.1 million, respectively.
      Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is represented by the fair value of the derivative instruments.

(g)	Restricted Assets
      The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of December 31, 2005, restricted assets totaled $1.2 billion, with $792.9 million included in fixed income securities and the remaining balance of $399.9 million included in short term investments, cash and cash equivalents.

7.	Accumulated Other Comprehensive Income (Loss)
      The following table shows the components of the change in accumulated other comprehensive income (loss) for the years ending December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Beginning balance of accumulated other comprehensive income	$136,849	$112,430	$21,736

Beginning balance of unrealized net appreciation on securities	84,412	73,756	23,938
Ending balance of unrealized net appreciation on securities	107,040	84,412	73,756

Current period change in unrealized net appreciation on securities	22,628	10,656	49,818

Beginning balance of foreign currency translation adjustments	53,662	39,896	(2,202)
Ending balance of foreign currency translation adjustments	12,822	53,662	39,896

Current period change in foreign currency translation adjustments	(40,840)	13,766	42,098

Beginning balance of minimum pension liability	(1,225)	(1,222)	—
Ending balance of minimum pension liability	(1,205)	(1,225)	(1,222)

Current period change of minimum pension liability	20	(3)	(1,222)

Current period change in accumulated other comprehensive income (loss)	(18,192)	24,419	90,694

Ending balance of accumulated other comprehensive income	$118,657	$136,849	$112,430

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of comprehensive income (loss) for the years ending December 31, 2005, 2004 and 2003 are shown in the following table (in thousands):

	2005	2004	2003

Net income (loss)	$(103,492)	$198,343	$246,884

Other comprehensive income (loss), before tax:
Unrealized net appreciation on securities arising during the period	128,725	75,872	97,883
Reclassification adjustment for realized gains included in net income (loss)	(93,913)	(59,478)	(21,239)
Foreign currency translation adjustments	(62,831)	21,178	64,766
Minimum pension liability	30	(5)	(1,880)

Other comprehensive income (loss), before tax	(27,989)	37,567	139,530

Tax benefit (expense):
Unrealized net appreciation on securities arising during the period	(45,054)	(26,555)	(34,260)
Reclassification adjustment for realized gains included in net income (loss)	32,870	20,817	7,434
Foreign currency translation adjustments	21,991	(7,412)	(22,668)
Minimum pension liability	(10)	2	658

Total tax benefit (expense)	9,797	(13,148)	(48,836)

Other comprehensive income (loss), net of tax	(18,192)	24,419	90,694

Comprehensive income (loss)	$(121,684)	$222,762	$337,578

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Gross unpaid losses and loss adjustment expenses, beginning of year	$4,224,624	$3,399,535	$2,871,552
Less: ceded unpaid losses and loss adjustment expenses, beginning of year	1,052,733	1,028,090	1,007,470

Net unpaid losses and loss adjustment expenses, beginning of year	3,171,891	2,371,445	1,864,082

Add: Acquisition and disposition of net unpaid losses and loss adjustment expenses	—	77,074	—

Add: Losses and loss adjustment expenses incurred related to:
Current year	1,888,946	1,441,086	1,208,112
Prior years	172,665	190,020	127,935

Total losses and loss adjustment expenses incurred	2,061,611	1,631,106	1,336,047

Less: Paid losses and loss adjustment expenses related to:
Current year	380,767	300,273	241,590
Prior years	913,684	632,373	601,777

Total paid losses and loss adjustment expenses	1,294,451	932,646	843,367

Effects of exchange rate changes	(28,128)	24,912	14,683

Net unpaid losses and loss adjustment expenses, end of year	3,910,923	3,171,891	2,371,445
Add: ceded unpaid losses and loss adjustment expenses, end of year	1,206,785	1,052,733	1,028,090

Gross unpaid losses and loss adjustment expenses, end of year	$5,117,708	$4,224,624	$3,399,535

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available at December 31, 2005. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.
      Losses and loss adjustment expenses incurred related to prior years were $172.7 million, $190.0 million and $127.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Prior period losses and loss adjustment expenses for the year ended December 31, 2005 includes $15.0 million related to 2004 and prior catastrophe activity. Catastrophe activity in 2004 includes Hurricanes Charley, Frances, Ivan and Jeanne, which occurred in the third quarter of 2004 (the “2004 Florida Hurricanes”), Typhoon Songda and the Indonesian earthquake and resulting tsunami. Prior year catastrophe losses accounted for $7.6 million and $10.9 million of the development for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, the remaining increases of $157.7 million, $182.4 million and $117.0 mil-

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lion, respectively, were predominantly attributable to U.S. casualty classes of business written in 2001 and prior, including asbestos exposures, which were partially offset by favorable reserve movements related to business written in 2003 and 2004.
      The Company is exposed to losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The Company’s consolidated statements of operations for the year ended December 31, 2005 include an underwriting loss of $436.0 million from Hurricanes Katrina, Rita and Wilma, which occurred during the third and fourth quarters of 2005. The underwriting loss from Hurricanes Katrina, Rita and Wilma is comprised of net losses and loss adjustment expenses of $445.9 million, which is after reinsurance of $241.1 million, reduced by $9.9 million in net reinstatement premiums received. The loss estimate represents the Company’s best estimate based on the most recent information available. The Company used various approaches in estimating its loss, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual losses may exceed the Company’s estimated losses, potentially resulting in adverse effects to the Company’s financial results. The extraordinary nature of these losses, including potential legal and regulatory implications, creates substantial uncertainty and complexity in estimating these losses. Considerable time may elapse before the adequacy of the Company’s estimates can be determined.
      The Company’s consolidated statements of operations for the year ended December 31, 2004 include an underwriting loss of $97.4 million from the 2004 Florida Hurricanes. The underwriting loss from the 2004 Florida Hurricanes is comprised of net losses and loss adjustment expenses of $93.4 million, which is after reinsurance of $77.8 million, increased by $4.0 million in net reinstatement premiums paid. As a result of the uncertainty and complexity in estimating losses from the 2004 Florida Hurricanes, the Company incurred an additional underwriting loss of $12.6 million (12.9% of 2004 estimate) on the 2004 Florida Hurricanes, net of applicable reinstatement premiums, for the year ended December 31, 2005.
      The Company’s consolidated statements of operations for the year ended December 31, 2003 includes net losses and loss adjustment expenses of $73.3 million from catastrophe losses recognized during the period. The largest of the 2003 catastrophe losses relate to $12.7 million for Typhoon Maemi, which occurred in South Korea in September 2003, and $10.0 million for floods which occurred in France in December 2003.
      The Company uses tabular reserving for workers’ compensation indemnity reserves, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2002. Reserves reported at the discounted value were $126.1 million and $89.0 million as of December 31, 2005 and 2004, respectively. The amount of case reserve discount was $61.1 million and $52.6 million as of December 31, 2005 and 2004, respectively. The amount of incurred but not reported reserve discount was $29.2 million and $24.1 million as of December 31, 2005 and 2004, respectively.

9.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to losses from asbestos, environmental pollution and latent injury damage claims and resulting exposures. Gross unpaid asbestos and environmental losses and loss adjustment expenses as of December 31, 2005 were $315.1 million, representing 6.2% of total gross unpaid losses and loss adjustment expenses. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of Company and external trends in reported loss and claim payments.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimation of ultimate asbestos and environmental liabilities is unusually difficult due to several significant issues surrounding these exposures. Among the issues are: (i) the long period between exposure and manifestation of an injury; (ii) difficulty in identifying the sources of asbestos or environmental contamination; (iii) difficulty in allocating responsibility or liability for asbestos or environmental damage; (iv) difficulty determining whether coverage exists; (v) changes in underlying laws and judicial interpretation of those laws; and (vi) uncertainty regarding the identity and number of insureds with potential asbestos or environmental exposure.
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (i) continued growth in the number of claims filed due to a more aggressive plaintiffs’ bar; (ii) an increase in claims involving defendants formerly regarded as peripheral; (iii) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (iv) the concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (v) the potential that states or the U.S. Congress may enact legislation on asbestos litigation reform.
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the years ended December 31, 2005, 2004 and 2003, is set forth in the table below (in thousands):

	2005	2004	2003

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$242,151	$216,070	$189,721
Gross losses and loss adjustment expenses incurred	54,212	54,197	46,832
Gross calendar year paid losses and loss adjustment expenses	21,639	28,116	20,483

Gross unpaid losses and loss adjustment expenses, end of year	$274,724	$242,151	$216,070

Net unpaid losses and loss adjustment expenses, beginning of year	$82,710	$52,747	$41,189
Net losses and loss adjustment expenses incurred	41,165	29,963	11,558
Net calendar year paid losses and loss adjustment expenses	4,607	—	—

Net unpaid losses and loss adjustment expenses, end of year	$119,268	$82,710	$52,747

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$29,898	$33,321	$45,712
Gross losses and loss adjustment expenses incurred	9,748	2,741	(3,332)
Gross calendar year paid losses and loss adjustment expenses	(774)	6,164	9,059

Gross unpaid losses and loss adjustment expenses, end of year	$40,420	$29,898	$33,321

Net unpaid losses and loss adjustment expenses, beginning of year	$16,251	$37,398	$37,932
Net losses and loss adjustment expenses incurred	(846)	(21,147)	(534)
Net calendar year paid losses and loss adjustment expenses	1,883	—	—

Net unpaid losses and loss adjustment expenses, end of year	$13,522	$16,251	$37,398

      Net losses and loss adjustment expenses for asbestos claims increased $41.2 million for the year ended December 31, 2005. Environmental net losses and loss adjustment expenses declined $0.8 million for the year ended December 31, 2005. Net amounts relating to losses and loss adjustment expenses are net of amounts ceded to an indemnification in the form of a stop loss reinsurance agreement from nSpire Re Limited (“nSpire Re”), a wholly owned subsidiary of Fairfax (the “1995 Stop Loss Agreement”).

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s survival ratio for asbestos and environmental related liabilities as of December 31, 2005 is 11 years. The Company’s underlying survival ratio for environmental related liabilities is seven years and for asbestos related liabilities is 12 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, on December 31, 2005, divided by the average paid asbestos and environmental claims for the last three years of $18.3 million, which are net of reinsurance but prior to amounts subject to cession to the 1995 Stop Loss Agreement.

10.	Reinsurance and Retrocessions
      The Company utilizes retrocessional agreements principally to reduce and spread the risk of loss on its insurance and reinsurance business and to limit its exposure to multiple claims arising from a single occurrence. There is a credit risk with respect to reinsurance, which would become an ultimate liability of the Company in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements in force. Reinsurance recoverables are recorded as assets, based on the Company’s evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts for the years ended December 31, 2005, 2004 and 2003 follow (in thousands):

	2005	2004	2003

Premiums Written
Direct	$763,270	$702,127	$634,860
Add: assumed	1,863,650	1,948,648	1,917,480
Less: ceded	325,251	288,970	396,261

Net	$2,301,669	$2,361,805	$2,156,079

Premiums Earned
Direct	$737,165	$697,998	$557,726
Add: assumed	1,873,119	1,936,377	1,794,840
Less: ceded	333,464	300,864	380,642

Net	$2,276,820	$2,333,511	$1,971,924

      The total amount of reinsurance recoverable on paid and unpaid losses as of December 31, 2005 and 2004 was $1,347.7 million and $1,142.6 million, respectively. The Company has established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and the Company’s assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of December 31, 2005 and 2004 was $30.9 million and $33.0 million, respectively, and has been netted against reinsurance recoverables on loss payments. The Company has also established a reserve for potentially uncollectible assumed reinsurance balances of $6.3 million and $5.9 million as of December 31, 2005 and 2004, respectively, which has been netted against premiums receivable.
      The Company is the beneficiary of the 1995 Stop Loss Agreement with nSpire Re. This 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. in conjunction with the purchase of Clearwater in 1996. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re. Pursuant to the agreement, the Company ceded premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. The Company accounts for the 1995 Stop Loss Agreement as retroactive reinsurance. The Company ceded losses of $17.5 million to the agreement in each of the years ended December 31, 2005, 2004 and 2003, which are deferred over the estimated remaining settlement period. The

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income before income taxes reflected in the Company’s statements of operations related to the amortization of the cumulative deferred gain under the 1995 Stop Loss Agreement for the years ended December 31, 2005, 2004 and 2003 is $11.3 million, $8.7 million and $6.5 million, respectively. The remaining deferred amortization included in the Company’s consolidated balance sheet for the years ended December 31, 2005, 2004 and 2003 is $45.6 million, $39.3 million, and $30.5 million, respectively. Reinsurance recoverables on paid and unpaid losses related to this agreement were $175.0 million and $157.5 million as of December 31, 2005 and 2004, respectively, and are reflected in the Company’s consolidated balance sheets, fully secured by letters of credit and cash. As of December 31, 2005, the Company has utilized the full limit of this cover.
      The Company previously purchased whole account aggregate excess of loss retrocessional coverage (“Whole Account Excess of Loss Agreements”) to manage its exposures, including catastrophic occurrences and the potential accumulation of exposures. In each calendar year, the Company has the ability to cede losses attributable to certain prior periods to the Whole Account Excess of Loss Agreements to the extent there are limits remaining for the period. These agreements cover business written or incepting during a defined period of time (underwriting year), which is typically twelve months, or in other cases, business earned during a defined period of time (accident year). The Whole Account Excess of Loss Agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a composite ratio (the sum of the commission and loss ratios), or in some agreements a loss ratio, in excess of a specified attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid, net of commission, by the Company is calculated based on a contractual fixed rate that is applied to the total premiums covered by the retrocession agreements. Each agreement includes a provision for additional premium, subject to a maximum, based on the amount of loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by OdysseyRe. The principal reinsurers under these agreements are London Life and Casualty Reinsurance Corporation and Underwriters Reinsurance Company (Barbados) Inc.
      In each calendar year, subject to certain limits, the Company has the ability to cede losses that are attributable to the covered period until all applicable losses are paid and settled, which is typically several years beyond the covered period, or until the contract is terminated by the Company. The ability of the Company to cede losses in any given calendar year that are attributable to prior periods will depend on the nature of the risk which generated the loss, the time period from which the losses originate and whether there are limits remaining covering the subject period. Losses attributable to prior periods are ceded to the treaties and recorded in the period in which they are ceded. Additional premiums, if any, are determined and recorded in the period when losses are ceded. When additional premiums are due, the interest on the funds attributable to the additional premiums ceded is typically calculated based on the inception period of the contract and the cumulative interest expense is recognized in the period when additional premiums are due.
      As of December 31, 2005, the 1994, 1998, 2000 and 2001 agreements have remaining aggregate limits of $62.7 million, $9.6 million, $0.9 million and $85.4 million, respectively. The limits for the other retrocessional agreements have been fully utilized or commuted.
      The Whole Account Excess of Loss Agreements provide that the Company may withhold a significant portion of the premium payable to the retrocessionaires in funds held accounts, which, under certain circumstances, may be set-off against the retrocessionaires’ losses and other obligations owed to the Company. These funds are shown as a liability in the Company’s consolidated balance sheets as funds held under reinsurance contracts. Interest on the funds held account, calculated using a contractual fixed interest rate of approximately 7.0% for those agreements with amounts ceded, is credited quarterly by the Company, which results in an increase in the funds held account balance and is recorded as an expense, reducing the Company’s

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment income. Loss payments are deducted from the funds held account balance, which reduces the liability as such payments are made.
      In addition to the Whole Account Excess of Loss Agreements, the Company entered into a three-year aggregate excess of loss reinsurance contract protecting its United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified the Company for losses in excess of an annual retention, subject to an annual limit of liability. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of the Company’s total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. The Company maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for each of 1999 and 2000. A minimum interest credit shall be applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. As of December 31, 2005, the loss payment account had a zero balance.
      The income (loss) before income taxes reflected in the Company’s statements of operations related to the Company’s Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreement for the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

	2005	2004	2003

Ceded earned premium	$(13,921)	$(6,603)	$(76,705)
Ceded acquisition costs	5,262	2,696	17,760
Ceded losses and loss adjustment expenses	18,725	5,611	104,738

Net underwriting income	10,066	1,704	45,793
Interest expense	(18,702)	(20,097)	(25,874)

Income (loss) before income taxes	$(8,636)	$(18,393)	$19,919

      The Company has recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $44 thousand, $18 thousand and $775 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.
      As indicated by the table above, for the years ended December 31, 2005 and 2004, the Company ceded $18.7 million and $5.6 million, respectively, of losses and loss adjustment expenses, primarily to its 2001 aggregate excess of loss treaty. The increase in losses ceded to our Whole Account Excess of Loss Agreements was attributable to adverse loss development on casualty business written in 2001. For the year ended December 31, 2003, the Company ceded total losses and loss adjustment expenses of $104.7 million relating to prior period losses, which included (i) $65.9 million ceded to the 2001 aggregate excess of loss treaty, principally due to the 2001 World Trade Center disaster, (ii) $39.0 million ceded to the 2000 aggregate excess of loss treaty, principally due to adverse loss development on U.S. casualty business written in 2000, (iii) a reduction in ceded losses of $4.5 million related to business written in prior years that was previously ceded, and (iv) $4.3 million ceded related to facultative casualty business. The higher level of losses ceded to the Company’s aggregate excess of loss treaties during 2003 as compared to 2005 and 2004 resulted in a benefit to net income in 2003 as compared to a net loss in 2005 and 2004. Losses ceded to the Company’s Whole Account Excess of Loss and Facultative Agreements in 2005 represented 11.5% of its pre-tax loss and 1.9% and 28.0% of the Company’s pre-tax income in 2004 and 2003, respectively.
      The reinsurance recoverables on paid and unpaid losses related to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreement are $251.9 million and $262.0 million as of December 31,

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 and 2004, respectively. Funds held under reinsurance contracts related to these agreements, shown as a liability on the Company’s consolidated balance sheets, reflect $150.7 million and $152.7 million as of December 31, 2005 and 2004, respectively. Other collateral related to these agreements is $124.8 million and $130.6 million as of December 31, 2005 and 2004, respectively.

11.	Reinsurance Recoverables
      The Company’s ten largest reinsurers represent 54.6% of its total reinsurance recoverables as of December 31, 2005. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $28.1 million of reinsurance recoverables as of December 31, 2005, and the average balance is less than $2.0 million. The Company held total collateral of $755.7 million as of December 31, 2005, representing 56.1% of total reinsurance recoverables. The following table shows the total amount that is recoverable from each of the Company’s ten largest reinsurers for paid and unpaid losses as of December 31, 2005, the amount of collateral held, and each reinsurer’s A.M. Best rating (in thousands).

		Reinsurance	Percent		A.M. Best
	Reinsurer	Recoverables	of Total	Collateral	Rating

1	nSpire Re Limited	$188,251	14.0%	$228,652	NR
2	Underwriters Reinsurance Company (Barbados) Incorporated	145,290	10.8	156,256	NR
3	Lloyd’s	93,991	7.0	458	A
4	London Life & General Reinsurance Company, Limited	62,339	4.6	66,115	A
5	Swiss Reinsurance America Corporation	60,585	4.5	—	A+
6	National Indemnity Company	50,000	3.7	—	A++
7	London Life & Casualty Reinsurance Corporation	39,431	2.9	44,025	A
8	Federal Insurance Company	37,013	2.7	855	A++
9	Glacier Re AG	30,000	2.2	30,000	NR
10	Partner Reinsurance Co. of the US	29,479	2.2	2,271	A+

	Sub total	736,379	54.6	528,632
	All other	611,287	45.4	227,104

	Total	$1,347,666	100.0%	$755,736

      Reinsurance recoverables were $1,142.6 million and collateral was $619.5 million, or 54.0% of the reinsurance recoverable balance, as of December 31, 2004.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Several individual reinsurers are part of the same corporate group. The following table shows the five largest aggregate amounts that are recoverable from all individual entities that form part of the same corporate group as of December 31, 2005 and the amount of collateral held from each group (in thousands).

		Reinsurance	Percent of
	Reinsurer	Recoverable	Total	Collateral

1	Fairfax Financial Holdings Limited	$234,947	17.4%	$282,417
2	Swiss Re	232,949	17.3	156,480
3	Great – West Lifeco Inc.	101,970	7.6	110,140
4	Lloyd’s	93,991	7.0	458
5	Berkshire Hathaway Inc.	66,620	4.9	7

	Sub total	730,477	54.2	549,502
	All other	617,189	45.8	206,234

	Total	$1,347,666	100.0%	$755,736

      The Company is the beneficiary of letters of credit, cash, and other forms of collateral to secure certain amounts due from its reinsurers. The total amount of collateral held by the Company as of December 31, 2005 is $755.7 million, which represents 56.1% of the total amount of reinsurance recoverables, comprised of the following forms of collateral (in thousands):

		Percent of
Form of Collateral	Collateral	Recoverables

Letters of credit	$500,567	37.1%
Funds withheld from reinsurers	167,019	12.4
Trust agreements	88,150	6.6

Total	$755,736	56.1%

      Each reinsurance contract between the Company and the reinsurer describes the losses which are covered under the contract and terms upon which payments are to be made. The Company generally has the ability to utilize collateral to settle unpaid balances due under its reinsurance contracts when it determines that the reinsurer has not met its contractual obligations. Letters of credit are for the sole benefit of the Company to support the obligations of the reinsurer, providing the Company with the unconditional ability, in its sole discretion, to draw upon the letters of credit in support of any unpaid amounts due under the relevant contracts. Cash and investments supporting funds withheld from reinsurers are included in the Company’s invested assets. Funds withheld from reinsurers are typically used to automatically offset payments due to the Company in accordance with the terms of the relevant reinsurance contracts. Amounts held under trust agreements are typically comprised of cash and investment grade fixed income securities and are not included in the Company’s invested assets. The ability of the Company to draw upon funds held under trust agreements to satisfy any unpaid amounts due under the relevant reinsurance contracts is typically unconditional and at the sole discretion of the Company.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt Obligations, Common Shares and Preferred Shares
     Debt Obligations
      The components of debt obligations are as follows (in thousands):

	December 31,

	2005	2004

7.49% Senior Notes due 2006	$40,729	$41,524
7.65% Senior Notes due 2013	224,659	224,616
6.875% Senior Notes due 2015	124,247	—
4.375% Convertible Senior Debentures due 2022	79,520	109,900

Total debt obligations	$469,155	$376,040

      During the second quarter of 2005, the Company issued $125.0 million aggregate principal amount of senior notes due May 1, 2015. The issue was sold at a discount of $0.8 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 6.875% per annum, which is due semi-annually on May 1 and November 1.
      During the fourth quarter of 2003, the Company issued $225.0 million aggregate principal amount of senior notes due November 1, 2013. The issue was sold at a discount of $0.4 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 7.65% per annum, which is due semi-annually on May 1 and November 1.
      In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures (the “Convertible Notes”) due 2022. Interest accrues on the Convertible Notes at a fixed rate of 4.375% per annum, which is due semi-annually on June 15 and December 15. The Convertible Notes have been redeemable at the Company’s option since June 22, 2005. Each holder of Convertible Notes may, at its option, require the Company to repurchase all or a portion of its Convertible Notes on June 22, 2007, 2009, 2012 and 2017. Under certain circumstances specified in the indenture under which the Convertible Notes were issued, each Convertible Notes holder has the right to convert its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder; however, as of December 31, 2005 such circumstances had not occurred and therefore the Convertible Notes were not convertible as of such date. Upon conversion of the Convertible Notes, the Company may choose to deliver, in lieu of the Company’s common shares, cash or a combination of cash and common shares. For the year ended December 31, 2005, the Company repurchased $30.4 million principal value of the Convertible Notes for $34.2 million, representing a premium of $3.8 million.
      In December 2001, the Company issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed rate of 7.49% per annum, which is due semi-annually on May 31 and November 30. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the 7.49% senior notes. Immediately following the issuance of the 7.49% senior notes, the Company entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable rate of interest. In May 2003, the Company settled the interest rate swap for a pre-tax gain of $6.4 million. In accordance with hedge accounting, a basis adjustment equivalent to the $6.4 million pre-tax gain was made, increasing the carrying value of the 7.49% senior notes. The basis adjustment is being recognized into income over the remaining life of the 7.49% senior notes. In conjunction with the prepayment of the 7.49% senior notes, a portion of the basis adjustment was immediately realized. As of December 31, 2005, the aggregate principal amount of the 7.49% senior notes outstanding was $40.0 million and the remaining basis adjustment was $0.7 million. Pursuant to the terms of the Company’s 7.49% senior notes, the Company is subject to certain covenants, none of

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which significantly restricts the Company’s operating activities or dividend-paying ability. The Company was in compliance with all covenants.
      Aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2006	$40,000
2013	225,000
2015	125,000
2022	79,520

Total	$469,520

      On September 23, 2005, the Company entered into a credit agreement that provides for a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. Wachovia Bank, N.A. is the administrative agent for the credit facility. As of December 31, 2005, there was $49.5 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear interest at the “London Interbank Offer Rate” (“LIBOR”), which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility replaced the Company’s $90.0 million facility, which was terminated on September 23, 2005 and had a maturity date of September 27, 2005.
     Common Shares
      On October 12, 2005, the Company completed the sale of 4.1 million common shares at a price of $24.96 per share, resulting in total common shares outstanding as of December 31, 2005 of 69.1 million shares. Fairfax purchased 3.1 million shares in the offering. Proceeds to the Company, net of underwriting discounts and commissions, were $102.1 million.
     Preferred Shares
      On October 20, 2005, the Company issued 2.0 million 8.125% series A perpetual preferred shares and 2.0 million floating rate series B perpetual preferred shares, for total net proceeds of $97.5 million. The series A preferred shares have a liquidation preference of $25.00 per share and are redeemable at $25.00 per share at the Company’s option in whole, or in part from time to time starting on or after October 20, 2010. Dividends on the series B preferred shares are payable at an annual rate equal to 3.25% above the three-month LIBOR on the applicable determination date. The series B preferred shares have a liquidation preference of $25.00 per share and are redeemable at the redemption prices below (in thousands, except per share amounts):

	Redemption Price

Period	Per Share	In Aggregate

October 20, 2010 through October 19, 2011	$25.375	$50,750
October 20, 2011 through October 19, 2012	25.250	50,500
October 20, 2012 through October 19, 2013	25.125	50,250
October 20, 2013 and thereafter	25.000	50,000

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Dividends on each series are deferrable on a non-cumulative basis, provided that no dividends or other distributions have been declared or paid or set apart for payment on any other class or series of the Company’s capital shares ranking junior to or pari passu with the preferred shares. Dividends on series A and B preferred shares will each be payable when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 20th day of January, April, July, and October of each year. Deferred dividends on either series will not accrue interest prior to the date of redemption. On December 21, 2005, the Company’s Board of Directors declared quarterly dividends of $0.5078125 per share on the Company’s 8.125% series A preferred shares and $0.4640081 per share on the Company’s floating rate series B preferred shares. The total dividends of $1.9 million were paid on January 20, 2006 to series A and series B preferred shareholders of record on December 31, 2005.

13.	Segment Reporting
      The Company’s operations are managed through four operating segments: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and facultative basis. The EuroAsia division writes primarily treaty and facultative property business. The London Market division operates through two distribution channels, Newline at Lloyd’s, which focuses on casualty insurance, and the London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non standard automobile.
      The financial results of these divisions for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

Year Ended December 31, 2005	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,130,512	$543,761	$431,665	$520,982	$2,626,920
Net premiums written	1,043,797	512,704	375,249	369,919	2,301,669
Net premiums earned	$1,051,162	$516,175	$386,076	$323,407	$2,276,820

Losses and loss adjustment expenses	1,186,196	326,043	348,759	200,613	2,061,611
Acquisition costs and other underwriting expenses	322,308	136,880	86,943	70,051	616,182

Total underwriting deductions	1,508,504	462,923	435,702	270,664	2,677,793

Underwriting income (loss)	$(457,342)	$53,252	$(49,626)	$52,743	(400,973)

Net investment income					217,270
Net realized investment gains					81,503
Other expense, net					(27,014)
Interest expense					(29,991)
Loss on early extinguishment of debt					(3,822)

Loss before income taxes					$(163,027)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2005	Americas	EuroAsia	London Market	U.S. Insurance	Total

Underwriting ratios:
Losses and loss adjustment expenses	112.8%	63.2%	90.3%	62.0%	90.5%
Acquisition costs and other underwriting expenses	30.7	26.5	22.5	21.7	27.1

Combined ratio	143.5%	89.7%	112.8%	83.7%	117.6%

Year Ended December 31, 2004	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,257,475	$553,671	$447,681	$391,948	$2,650,775
Net premiums written	1,205,585	530,774	389,803	235,643	2,361,805
Net premiums earned	$1,230,016	$482,359	$422,777	$198,359	$2,333,511

Losses and loss adjustment expenses	907,623	299,791	293,560	130,132	1,631,106
Acquisition costs and other underwriting expenses	375,391	122,587	100,369	38,274	636,621

Total underwriting deductions	1,283,014	422,378	393,929	168,406	2,267,727

Underwriting income (loss)	$(52,998)	$59,981	$28,848	$29,953	65,784

Net investment income					162,265
Net realized investment gains					111,067
Other expense, net					(17,153)
Interest expense					(25,609)

Income before income taxes					$296,354

Underwriting ratios:
Losses and loss adjustment expenses	73.8%	62.2%	69.4%	65.6%	69.9%
Acquisition costs and other underwriting expenses	30.5	25.4	23.7	19.3	27.3

Combined ratio	104.3%	87.6%	93.1%	84.9%	97.2%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2003	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,415,565	$408,077	$437,902	$290,796	$2,552,340
Net premiums written	1,248,237	389,159	377,314	141,369	2,156,079
Net premiums earned	$1,174,327	$364,996	$336,974	$95,627	$1,971,924

Losses and loss adjustment expenses	811,577	248,652	205,458	70,360	1,336,047
Acquisition costs and other underwriting expenses	384,497	90,201	86,568	16,562	577,828

Total underwriting deductions	1,196,074	338,853	292,026	86,922	1,913,875

Underwriting income (loss)	$(21,747)	$26,143	$44,948	$8,705	58,049

Net investment income					134,115
Net realized investment gains					202,742
Other expense, net					(7,556)
Interest expense					(12,656)

Income before income taxes					$374,694

Underwriting ratios:
Losses and loss adjustment expenses	69.1%	68.1%	61.0%	73.6%	67.8%
Acquisition costs and other underwriting expenses	32.7	24.7	25.7	17.3	29.3

Combined ratio	101.8%	92.8%	86.7%	90.9%	97.1%

Gross Premiums Written by Major Unit/ Division

	Years Ended December 31,

	2005	2004	2003

United States	$929,951	$1,047,759	$1,188,030
Latin America	148,619	161,360	143,906
Canada	50,371	46,028	79,512
London Branch	1,571	2,328	4,117

Subtotal Americas	1,130,512	1,257,475	1,415,565
EuroAsia	543,761	553,671	408,077
London Market	431,665	447,681	437,902
U.S. Insurance	520,982	391,948	290,796

Total gross premiums written	$2,626,920	$2,650,775	$2,552,340

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Type of Business/Business Unit

	Years Ended December 31,

	2005	2004	2003

Americas
Property excess of loss	$135,690	$109,736	$116,984
Property proportional	227,387	188,303	248,702
Property facultative	24,065	60,468	66,176

Subtotal property	387,142	358,507	431,862
Casualty excess of loss	203,419	224,641	249,856
Casualty proportional	345,833	479,671	573,944
Casualty facultative	105,140	101,067	78,844

Subtotal casualty	654,392	805,379	902,644
Marine and aerospace	37,583	33,564	20,680
Surety and credit	52,192	47,825	45,403
Miscellaneous lines	(797)	12,200	14,976

Total Americas	$1,130,512	$1,257,475	$1,415,565

EuroAsia
Property excess of loss	$140,046	$126,739	$99,348
Property proportional	203,062	191,621	150,157
Property facultative	3,266	4,482	8,596

Subtotal property	346,374	322,842	258,101
Casualty excess of loss	66,860	51,642	35,109
Casualty proportional	35,033	54,029	26,903

Subtotal casualty	101,893	105,671	62,012
Marine and aerospace	43,166	41,756	29,947
Surety and credit	52,328	58,462	40,429
Other	—	24,940	17,588

Total EuroAsia	$543,761	$553,671	$408,077

London Market
Property excess of loss	$79,393	$66,159	$47,966
Property proportional	8,273	6,900	14,643

Subtotal property	87,666	73,059	62,609
Casualty excess of loss	17,531	22,889	19,283
Casualty proportional	23,149	23,531	14,992

Subtotal casualty	40,680	46,420	34,275
Marine and aerospace	61,031	63,003	57,567
Liability lines — Newline	234,929	254,318	264,137
Other — Newline	7,359	10,881	19,314

Total London Market	$431,665	$447,681	$437,902

U.S. Insurance
Medical malpractice	$150,654	$137,704	$110,615
Professional liability	114,172	65,069	33,759
Personal auto	103,619	92,701	66,691
Specialty liability	90,490	50,464	24,963
Commercial auto	32,374	15,173	15,731
Property and package	29,673	30,837	39,037

Total U.S. Insurance	520,982	391,948	290,796

Total gross premiums written	$2,626,920	$2,650,775	$2,552,340

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

14.	Federal and Foreign Income Taxes
      Pre-tax income (loss) from domestic companies was ($180.6) million, $151.5 million and $235.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Pre-tax income from foreign operations was $17.6 million, $144.9 million and $139.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The components of the federal and foreign income tax (benefit) provision follow (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current:
United States	$(34,811)	$114,958	$126,269
Foreign	21,492	3,833	—

Total current income tax provision (benefit)	(13,319)	118,791	126,269
Total deferred income tax benefit	(46,216)	(20,780)	1,541

Total federal and foreign income tax provision (benefit)	$(59,535)	$98,011	$127,810

      Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of federal and foreign income tax assets and liabilities follow (in thousands):

	December 31,

	2005	2004

Unpaid losses and loss adjustment expenses	$178,012	$150,260
Unearned premiums	47,094	45,066
Reserve for potentially uncollectible balances	12,529	12,465
Pension and benefit accruals	1,052	6,999
Investments	39,066	24,267
Other	2,080	—

Total deferred tax assets	279,833	239,057

Deferred acquisition costs	60,611	60,059
Other	—	6,005

Total deferred tax liabilities	60,611	66,064

Net deferred tax assets	219,222	172,993
Deferred income taxes on accumulated other comprehensive income	(63,892)	(73,687)

Deferred federal and foreign income tax asset	155,330	99,306
Current taxes recoverable	96,093	19,414

Federal and foreign income taxes recoverable	$251,423	118,720

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) (in thousands):

	Years Ended December 31,

	2005		2004		2003

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) before income taxes	$(163,027)		$296,354		$374,694

Income taxes provision (benefit) computed on pre-tax income (loss)	$(57,059)	35.0%	$103,724	35.0%	$131,143	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(5,053)	3.1	(4,875)	(1.6)	(3,790)	(1.0)
Other, net	2,577	(1.6)	(838)	(0.3)	457	0.1

Total federal and foreign income tax provision (benefit)	$(59,535)	36.5%	$98,011	33.1%	$127,810	34.1%

      The Company is a member of the United States tax group of Fairfax and makes payments to Fairfax in accordance with its tax sharing agreements. The Company paid federal and foreign income taxes of $63.4 million, $116.6 million and $142.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company, as of December 31, 2005, has a current tax recoverable of $96.1 million, which reflects $111.7 million receivable from Fairfax, principally offset by foreign tax payables. The Company’s tax recoverable was $19.4 million as of December 31, 2004.
      The Company filed a separate consolidated tax return for the period January 1 through March 3, 2003. On March 4, 2003, Fairfax advised the Company that it increased its ownership interest in the Company to approximately 81%, and its ownership interest in the Company has remained above 80% since that date. As a result, the Company is a member of the United States tax group of Fairfax. Inclusion of the Company in Fairfax’s United States tax group does not have an effect on the Company’s tax position. The federal income tax provision is allocated to each of the Company’s subsidiaries in the consolidated group pursuant to a written agreement, on the basis of each subsidiary’s separate taxable income.

15.	Commitments and Contingencies
      On September 7, 2005, the Company announced that it had been advised by Fairfax, the Company’s majority shareholder, that Fairfax had received a subpoena from the SEC requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, the Company has provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of the Company’s financial results announced by it on February 9, 2006. The Company is cooperating fully in addressing its obligations under this subpoena. This inquiry is ongoing, and the Company continues to comply with requests from the SEC and the U.S. Attorney’s office. The outcome and ultimate effect of these matters, on the Company’s consolidated financial statements including questions by the SEC with respect to the Company’s accounting for these transactions, cannot be

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
predicted at the present time; however, such effects could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). London Life had alleged that Odyssey America improperly administered the Agreements and sought a determination of its liability under the Agreements. Odyssey America sought enforcement of the Agreements. The arbitration hearing commenced in November 2005 and concluded in January 2006. On March 9, 2006, the arbitration panel issued its decision (Interim Final Award and Decision), confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. The arbitration panel directed the parties to resolve two remaining items representing, in the aggregate, less than $1 million, pretax. The resolution of this arbitration will have no material impact on the Company’s consolidated financial statements.
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties (the “Disputed Policies”). In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Discovery has commenced and is expected to be completed in the second quarter of 2006. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Disputed Policies are not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the amount in dispute under the Treaties that has not been recorded by the Company as of December 31, 2005 could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will not go to trial prior to the third quarter of 2006. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      During the second quarter of 2004, Odyssey America pledged to the Society and Council of Lloyd’s the equivalent of £110 million of U.S. Treasury Notes (“the pledged assets”) on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 15.0% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value under total investments and cash in OdysseyRe’s consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to the OdysseyRe’s liquidity and capital resources. In January 2006, Odyssey America received assets with a value of approximately £38 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38 million in new funds at Lloyd’s. The capital resources of Advent, including its newly deposited funds at Lloyd’s, are available first to support Advent’s underwriting activities. Following this return of assets, Odyssey America continues to have approximately £72.0 million pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      The Company participates in Lloyd’s through its 100% ownership of Newline where the Company provides 100% of the capacity for Newline Syndicate 1218. The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of its capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $282.5 million as of December 31, 2005, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value under total investments and cash in the Company’s consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Ranger to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax, and at the inception of the agreement, no consideration was received by Clearwater. Ranger paid Clearwater $0.1 million in 2004 in connection with this agreement. There were no amounts received from Ranger prior to 2004. The potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ outstanding case loss reserves as of December 31, 2005. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Ranger provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement. The Company does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.
      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indemnified under its guarantee agreement with a Fairfax affiliate. The guarantee, which was entered into while Odyssey America and CTR were each 100% owned by Fairfax, was provided by Odyssey America to facilitate the transfer of renewal rights to CTR’s business, together with certain CTR employees, to Odyssey America in 2000 in order to further expand the Company’s international reinsurance business. The guarantee was terminated effective December 31, 2001. There were no amounts received from CTR under the guarantee, and the Company did not provide any direct consideration for the renewal rights to the business of CTR. CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax that have the responsibility for the run-off of its liabilities. Although CTR’s liabilities were assumed by Fairfax subsidiaries, the guarantee only pertains to those liabilities attaching to the policies written by CTR. Fairfax has indemnified Odyssey America for all its obligations under its guarantee. The Company believes that the financial resources of the Fairfax subsidiaries that have assumed CTR’s liabilities provide adequate protection to satisfy the obligations that are subject to this guarantee. The Company does not expect to make payments under this guarantee and does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.
      Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia, in the event Falcon becomes insolvent. OdysseyRe holds a 44.0% economic interest in Fairfax Asia. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. Odyssey America was given the option to reinsure a portion of the business written by Falcon. The option was not exercised and terminated on December 31, 2005. For the years ended December 31, 2005 and 2004, Falcon paid $0.6 million and $0.6 million, respectively, to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $47.5 million, based on Falcon’s loss reserves at December 31, 2005. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $35.4 million as of December 31, 2005. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its liquidity and capital resources.
      The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility has not been established as of December 31, 2005, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company recognized an other-than-temporary write-down of $2.4 million in the carrying value of ORE for the year ended December 31, 2005.
      The Company and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of the Company’s business operations. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to the financial condition or results of operations of the Company.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and its subsidiaries lease office space and furniture and equipment under long-term leases expiring through the year 2022. Minimum annual rentals follow (in thousands):

Amount

2006	$8,165
2007	7,550
2008	6,885
2009	6,625
2010	6,300
2011 and thereafter	53,318

Total	$88,843

      The amounts above are reduced by an aggregate minimum rental recovery of $2.4 million resulting from the sublease of space to other companies.
      Rental expense, before sublease income under these operating leases, was $11.1 million, $9.9 million and $8.4 million in 2005, 2004 and 2003, respectively. The Company recovered pre-tax amounts of $0.2 million, $0.4 million and $0.7 million in 2005, 2004 and 2003, respectively, from subleases.

16.	Statutory Information and Dividend Restrictions
      Odyssey America, the Company’s principal operating subsidiary, is subject to state regulatory restrictions that limit the maximum amount of dividends payable. In any 12-month period, Odyssey America may pay dividends equal to the greater of (i) 10% of statutory capital and surplus as of the prior year end or (ii) net income for such prior year without prior approval of the Insurance Commissioner of the State of Connecticut (the “Connecticut Commissioner”). The maximum amount of dividends which Odyssey America may pay in 2006, without such prior approval, is $207.1 million. Connecticut law further provides that (i) Odyssey America must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after the declaration thereof and at least ten days prior to payment and (ii) Odyssey America may not pay any dividend or distribution in excess of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without the Connecticut Commissioner’s approval.
      Odyssey America paid dividends to the Company of $22.5 million and $55.0 million during 2005 and 2004, respectively, and did not pay any dividends during 2003. During 2005, the Company contributed $185.0 million to Odyssey America. Effective December 31, 2005, the Company received approval from the Connecticut Commissioner to make a $200 million capital contribution to Odyssey America, to be completed prior to February 28, 2006. In February 2006, the Company completed the $200 million capital contribution to Odyssey America.
      The following is the consolidated statutory basis net income (loss) and policyholders’ surplus of Odyssey America and its subsidiaries, for each of the years ended and as of December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

	(Unaudited)
Net income (loss)	$(161,511)	$114,174	$110,471
Policyholders’ surplus	$2,071,287	$1,675,858	$1,553,067
      The statutory provision for potentially uncollectible reinsurance recoverables due from unauthorized companies is reduced to the extent collateral is held by Clearwater or Hudson. Pursuant to indemnification

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements between the Company and Clearwater, and between the Company and Hudson, the Company provides letters of credit and/or cash in respect of uncollateralized balances due from unauthorized reinsurers. The use of such collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware, the domiciliary state of Clearwater and Hudson. As of December 31, 2004, $7.3 million of funds held under reinsurance contracts related to cash collateral has been provided in support of indemnification agreements for Clearwater and Hudson. This amount has been reduced to zero as of December 31, 2005. The Company has also provided a $20.5 million letter of credit to Clearwater and a $0.5 million letter of credit to Hudson as of December 31, 2005, which have been used as collateral in regard to the indemnification agreements. The indemnification agreements do not affect the accompanying consolidated financial statements.

17.	Related Party Transactions
      The Company has entered into various reinsurance arrangements with Fairfax and its affiliates. The approximate amounts included in or deducted from income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded, follow (in thousands):

	Years Ended December 31,

	2005	2004	2003

Assumed:
Premiums written	$53,265	$138,805	$287,199
Premiums earned	53,654	199,924	238,439
Losses and loss adjustment expenses	95,711	137,500	115,504
Acquisition costs	16,454	44,027	66,640
Reinsurance payable on loss payments	9,559	5,752	6,501
Reinsurance balances receivable	12,404	21,005	44,686
Unpaid losses and loss adjustment expenses	302,119	295,903	230,806
Unearned premiums	20,485	20,874	81,993
Ceded:
Premiums written	$30,255	$28,773	$62,058
Premiums earned	29,684	35,257	58,252
Losses and loss adjustment expenses	79,694	32,349	33,953
Acquisition costs	4,693	4,908	15,800
Ceded reinsurance balances payable	12,540	9,044	6,800
Reinsurance recoverables on loss payments	6,377	1,481	820
Reinsurance recoverables on unpaid losses	228,438	178,580	158,582
Prepaid reinsurance premiums	3,500	2,929	9,414
      All amounts are assumed and ceded from Fairfax and its affiliates at commercial market terms, the prices and terms of which are often established by other third party reinsurers that participate in the contracts. Written premiums assumed from Fairfax and its affiliates in 2005 represent 2.0% of OdysseyRe’s total gross premiums written for the year ended December 31, 2005. Ceded premiums written represent 9.3% of OdysseyRe’s total ceded premiums written for the year ended December 31, 2005. The largest amounts of related party assumed business in 2005 were received from Commonwealth Insurance Company and Crum & Forster Insurance Company. Odyssey previously assumed business from Zenith National Insurance Corp (“Zenith”) through December 31, 2004. Assumed premiums written reflect $91.6 million and $76.9 million from Zenith for the years ended December 31, 2004 and 2003, respectively. The largest amounts of business ceded to related parties in

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005 involved nSpire Re and Commonwealth Insurance Company, each relating to a proportional catastrophe treaty covering various classes of worldwide catastrophe business written by OdysseyRe.
      The Company’s subsidiaries have entered into investment management agreements with Fairfax and its wholly-owned subsidiary, Hamblin Watsa Investment Counsel Ltd. These agreements provide for an annual base fee of 0.20% (20 basis points), calculated and paid quarterly based upon the subsidiary’s average invested assets for the preceding three months. The agreements also include incentive fees of 0.10% (10 basis points), which are payable if realized gains exceed 1% of the average investment portfolio in any given year, subject to cumulative realized gains on investments exceeding 1% of the average investment portfolio. Additional incentive fees are paid based upon the performance of the subsidiary’s equity portfolio equal to 10% of the return on equities (subject to an annual maximum) in excess of the Standard & Poor’s 500 index plus 200 basis points, provided that the equity portfolio has achieved such excess on a cumulative basis. If the performance of the equity portfolio does not equal or exceed this benchmark in a given year, the annual base fee is reduced to 0.18% (18 basis points). The aggregate annual investment management fee payable by each subsidiary, including incentive fees, is capped at 0.40% (40 basis points) of its investment portfolio, with any excess amounts carried into the following year. These agreements may be terminated by either party on 30 days’ notice. For the years ended December 31, 2005, 2004 and 2003, total fees, including incentive fees, of $16.2 million, $7.5 million, and $13.3 million, respectively, are included in the consolidated statements of operations.
      For the years ended December 31, 2005, 2004 and 2003, the Company paid $0.3 million, $0.3 million and $1.0 million of intranet fees, respectively, to MFX, an affiliate. Included in other expense, net, for the years ended December 31, 2005 and 2004, respectively, are charitable contributions of $0.7 million and $2.8 million related to the Sixty Four Foundation, a not-for-profit entity affiliated with Fairfax. There were no charitable contributions to the Sixty Four Foundation for the year ended December 31, 2003. In connection with the acquisition of Opus Re (now known as Clearwater Select Insurance Company), the Company incurred a $2.5 million pre-tax expense for each of the years ended December 31, 2005 and 2004, which is included in other expense, net, to RiverStone Group LLC, an affiliate, for services provided to the Company in connection with the acquisition.
      Included in the consolidated balance sheets are amounts receivable from affiliates of $1.1 million and $13.1 million as of December 31, 2005 and 2004, respectively, and amounts payable to affiliates of $4.5 million and $1.1 million as of December 31, 2005 and 2004, respectively.
      In connection with the 2004 sale of Old Lyme Insurance Company, Ltd. (“OLIC”) by an affiliate of the Company to an unrelated entity, OdysseyRe provided a loan to the unrelated entity in the amount of $9.0 million to finance this transaction. This loan has a term of five years, bears interest at a rate of prime plus 3% and is collateralized by the shares of OLIC’s common stock. The balance of the loan was $7.3 million as of December 31, 2005 and has been reduced to $4.1 million as of March 2006 following a $3.2 million principal payment in February 2006.
      As of December 31, 2005, the Company has invested $36.0 million in a Canadian investment fund managed by an officer of Fairfax (representing approximately 12% of the funds total assets). Fairfax and certain of its subsidiaries have also invested in the fund. The officer receives no remuneration or benefits associated with his position as an officer of Fairfax, and derives all of his compensation from his management of the investment fund. In the ordinary course of the Company’s investment activities, the Company makes investments in investment funds, limited partnerships and other investment vehicles in which Fairfax or its affiliates may also be investors.
      The Company is a member of the United States tax group of Fairfax and makes tax payments to Fairfax in accordance with its tax sharing agreement. As a result of a net loss for the year ended December 31, 2005, OdysseyRe is due $97.5 million from Fairfax, which is included in federal income taxes in the Company’s consolidated balance sheets.
      OdysseyRe believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Employee Benefits

Defined Benefit Pension Plan
      The Company maintains a qualified, non-contributory, defined benefit pension plan (“Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. Employer contributions to the Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended.
      The amortization period for unrecognized pension costs and credits, including prior service costs, if any, and actuarial gains and losses, is based on the remaining service period for those employees expected to receive pension benefits. Actuarial gains and losses result when actual experience differs from that assumed or when actuarial assumptions are changed.
      The following tables set forth the Plan’s funded status, which uses a measurement date of October 1, and amounts recognized in the Company’s consolidated financial statements as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Change in projected benefit obligation:
Benefit obligation at beginning of year	$42,454	$35,471
Service cost	3,342	2,210
Interest cost	2,360	2,105
Actuarial loss	5,156	3,493
Benefits paid	(999)	(1,265)
Other	—	440

Benefit obligation at end of year	$52,313	$42,454

Change in Plan assets:
Fair value of Plan assets at beginning of year	$41,055	$27,549
Actual return on Plan assets	914	1,028
Actual contributions during the year	3,200	13,743
Benefits paid	(999)	(1,265)

Fair value of Plan assets at end of year	$44,170	$41,055

Fair value of Plan assets consists of:
Fixed income securities	$44,170	$34,784
Other	—	6,271

Total	$44,170	$41,055

Unfunded status	$(8,143)	$(1,399)
Unrecognized prior service cost	503	557
Unrecognized net actuarial loss	11,173	4,691

Prepaid pension cost	$3,533	$3,849

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average assumptions used to calculate the benefit obligation are as follows:

	2005	2004

Discount rate	5.25%	5.75%
Rate of compensation increase	5.66%	5.76%
      Net periodic benefit cost included in the Company’s consolidated statements of operations is comprised of the following components (in thousands):

	2005	2004	2003

Service cost	$3,342	$2,210	$1,754
Interest cost	2,360	2,105	1,897
Return on assets	(2,287)	(1,645)	(1,622)
Net amortization and deferral	101	10	(32)

Net benefit cost	$3,516	$2,680	$1,997

      The weighted average assumptions used to calculate the net periodic benefit cost are as follows:

	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	5.76%	5.69%	5.73%
Expected long term rate of return on Plan assets	5.75%	6.00%	6.50%
      The accumulated benefit obligation for the Plan is $41,138 and $33,725 as of December 31, 2005 and 2004, respectively. As the fair value of the Plan assets exceeds the accumulated benefit obligation, the Company did not recognize an additional minimum pension liability as of December 31, 2005 and 2004.
      The Plan’s expected future benefit payments are shown below (in thousands):

Year	Amount

2006	$3,090
2007	1,250
2008	3,380
2009	2,370
2010	3,090
2011-2015	28,460
      The investment policy for the Plan is to invest in highly rated, lower risk securities that preserve the investment asset value of the Plan while seeking to maximize the return on those invested assets. The Plan assets as of December 31, 2005 and 2004 are invested principally in highly rated fixed income securities. The long term rate of return assumption is based on the fixed income securities portfolio. The actual return on assets has historically been in line with the Company’s assumptions of expected returns. During 2005, the Company contributed $3.2 million to the Plan. Based on the Company’s current expectations, the 2006 contribution should approximate $2.0 million.

Excess Benefit Plans
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan, which has a measurement date of December 31, in the Company’s consolidated financial statements as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Change in projected benefit obligation:
Benefit obligation at beginning of year	$14,401	$12,668
Service cost	690	700
Interest cost	800	740
Actuarial loss	509	960
Benefits paid	(676)	(667)

Benefit obligation at end of year	$15,724	$14,401

Change in Excess Plans’ assets:
Fair value of Excess Plans’ assets at beginning of year	$—	$—
Actual contributions during the year	676	667
Benefits paid	(676)	(667)

Fair value of Excess Plans’ assets at end of year	$—	$—

Unfunded status	$(15,724)	$(14,401)
Unrecognized transition obligation	74	142
Unrecognized net actuarial loss	5,193	5,015
Unrecognized prior service cost	(449)	(486)

Accrued pension cost	$(10,906)	$(9,730)

      The weighted average assumptions to calculate the benefit obligation are as follows:

	2005	2004

Discount rate	5.25%	5.75%
Rate of compensation increase	5.66%	5.76%
      Net periodic benefit cost included in the Company’s consolidated statement of operations is comprised of the following components (in thousands):

	2005	2004	2003

Service cost	$689	$700	$544
Interest cost	800	740	708
Recognized net actuarial loss	331	208	165
Recognized prior service cost	(37)	(37)	(37)
Other	69	69	150

Net benefit cost	$1,852	$1,680	$1,530

      The weighted average assumptions used to calculate the net periodic benefit cost are as follows:

	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	5.76%	6.00%	5.73%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accumulated benefit obligation for the Excess Plans is $11.4 million and $10.4 million as of December 31, 2005 and 2004, respectively. A total additional minimum pension liability of $1.9 million, pre-tax, representing the total amount that the accumulated benefit obligation for the Excess Plans exceeds the accrued pension cost, has been reflected in accumulated other comprehensive income as of December 31, 2005 and 2004.
      The Excess Plans’ expected benefit payments are shown below (in thousands):

Year	Amount

2006	$960
2007	740
2008	770
2009	990
2010	1,430
2011 – 2015	6,830
      The Company established a trust fund, which invests in U.S. government securities, related to the Excess Plans. The trust fund, which is included in other invested assets, had a fair value of $6.3 million and $6.2 million as of December 31, 2005 and 2004, respectively. Plan benefits are paid by the Company as they are incurred by the participants, accordingly, there are no assets held directly by the Excess Plans.
      The Company expects to contribute $1.0 million to the Excess Plans during the year ended December 31, 2006, which represents the amount necessary to fund the 2006 expected benefit payments.

Postretirement Benefit Plan
      The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The following tables set forth the amounts recognized for the postretirement benefit plan, which has a measurement date of January 1, in the Company’s consolidated financial statements as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,519	$8,304
Service cost	1,311	1,061
Interest cost	490	447
Actuarial loss	964	253
Benefits paid	(196)	(201)
Plan change	—	(1,352)
Other	9	7

Benefit obligation at end of year	$11,097	$8,519

Unfunded status	$(11,097)	$(8,519)
Unrecognized prior service cost	(547)	(651)
Unrecognized net loss	1,325	361

Accrued benefit cost	$(10,319)	$(8,809)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accrued benefit cost of $10.3 million and $8.8 million, as of December 31, 2005 and 2004, respectively, is included in other liabilities in the Company’s consolidated balance sheets.
      The weighted average assumptions used to calculate the benefit obligation are as follows:

	2005	2004

Discount rate	5.50%	5.75%
Rate of compensation increase	4.00%	6.00%
      Net periodic benefit cost included in the Company’s consolidated statements of operations is comprised of the following components (in thousands):

	2005	2004	2003

Service cost	$1,311	$1,061	$543
Interest cost	490	447	374
Curtailment credit	—	(582)	—
Net amortization and deferral	(104)	(63)	28

Net benefit cost	$1,697	$863	$945

      The weighted average assumptions used to calculate the net periodic benefit cost are as follows:

	2005	2004	2003

Discount rate	5.75%	6.00%	6.75%
Rate of compensation increase	4.00%	6.00%	6.00%
      The accumulated benefit obligation for the postretirement benefit plan was $11.1 million and $8.5 million as of December 31, 2005 and 2004, respectively.
      The postretirement plan’s expected benefit payments are shown below (in thousands):

Year	Amount

2006	$231
2007	288
2008	342
2009	381
2010	453
2011-2015	3,777
      The plan change of $1.3 million and the unrecognized prior service cost of $0.7 million as of December 31, 2004 result from a change in eligibility for postretirement medical benefits, which previously had no age limitation, to age 45 and 10 years of service and the adoption of the Medicare Reform Act. The curtailment credit of $0.6 million in 2004 is the result of the eligibility change.
      The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 10.0% in 2005 and decreasing to 5% in 2013 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $1.8 million (16.3% of benefit obligation as of December 31, 2005) and the service and interest cost components of net periodic postretirement benefit costs by $0.4 million for 2005. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation, and the service and interest cost components of net periodic postretirement benefit cost for 2005 by $1.5 million and $0.3 million, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Plans
      The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year, the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by a third party, which has contracted to provide benefits under the plan. No contributions were authorized in 2005, 2004, or 2003.
      The Company maintains a qualified deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 10% of base salary on a pre-tax basis, subject to annual maximum contributions set by law ($14,000 in 2005). The Company contributes an amount equal to 100% of each employee’s pre-tax contribution up to certain limits. The maximum matching contribution is 4% of annual base salary, with certain government mandated restrictions on contributions to highly compensated employees. The Company also maintains a non-qualified deferred compensation plan to allow for contributions in excess of qualified plan limitations. The Company contributed $1.6 million, $1.3 million, and $1.1 million to these plans in 2005, 2004 and 2003, respectively, which is included in other underwriting expenses in the consolidated statements of operations.

19.	Stock Based Compensation Plans
      In April 2002, the Company’s shareholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). An aggregate of 1.5 million of the Company’s common shares may be granted under the 2002 Plan. The 2002 Plan provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to, the Company or its subsidiaries. Pursuant to the 2002 Plan, 25% of the options granted become exercisable on each annual anniversary of the grant in each of the four years following the grant and expire 10 years from the date of grant, and shall be exercisable at the grant price. As of December 31, 2005 and 2004, a total of 800,750 and 793,250, respectively, stock options have been granted under the 2002 Plan at a weighted average price of $18.74 and $18.68 per share, respectively. There were 7,500 stock options granted during 2005 and no options were granted in 2004 pursuant to the 2002 Plan. As of December 31, 2005 and 2004, there were 699,250 and 706,750, respectively, remaining stock options available to be granted. The Company has reflected, in other expense, net, $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, which represents the vested portion of the value of the options.
      A summary of the status of the 2002 Plan and changes during the years ended December 31, 2005 and 2004 is presented below:

	2005		2004

		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding, beginning of year	738,289	$18.71	774,437	$18.70
Granted	7,500	24.74	—	—
Exercised	(80,790)	18.60	(22,063)	18.32
Forfeited	(15,750)	18.94	(14,085)	18.76

Outstanding, end of year	649,249	$18.78	738,289	$18.71

Exercisable, end of year	389,664	$18.54	286,539	$18.44

      The weighted average fair value of each option granted is estimated on the date of grant using the Black-Scholes Price Model with the following weighted average assumptions used for the 2005 grant: expected volatility of 30.0%; risk-free interest rate of 1.9%; annual dividend yield of 0.6%; and expected lives of five years

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for each grant. The weighted average fair value of options granted during the year ended December 31, 2005 was $6.89.
      The following table summarizes the options outstanding and options exercisable as of December 31, 2005 that relate to the 2002 Plan:

Options Outstanding			Options Exercisable

	Weighted-	Weighted-		Weighted-
Number	Average	Average	Number	Average
Outstanding at	Remaining	Exercise	Exercisable at	Exercise
December 31, 2005	Life	Price	December 31, 2005	Price

2,250	7.17	$17.40	750	$17.40
370,249	6.27	18.00	267,289	18.00
625	7.00	18.35	—	18.35
5,000	7.50	19.58	—	19.58
253,625	7.42	19.65	116,625	19.65
5,000	7.42	20.90	2,500	20.90
5,000	7.33	21.77	2,500	21.77
7,500	9.00	24.74	—	24.74

649,249	6.78	$18.78	389,664	$18.54

      During 2001, the Company adopted the Odyssey Re Holdings Corp. Stock Option Plan (the “Option Plan”), which provides for the grant of stock options to key employees of the Company outside of the United States. Options granted under the Option Plan generally vest and become exercisable in equal installments over three years or five years from the grant dates. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. As of December 31, 2005 and 2004, respectively, 142,295 and 97,685 options were issued with an exercise price of zero. For the year ended December 31, 2005, 54,237 and 48,472 options were granted, 5,425 and 741 options were exercised and 4,202 and 2,700 options were forfeited, respectively, pursuant to the Option Plan. The Company has reflected, in other expense, net, $0.8 million, $0.5 million, and $0.2 million of expense for the years ended December 31, 2005, 2004 and 2003 respectively, which represents the vested portion of the stock options.
      The Company provides a compensatory employee share purchase plan through which all employees who meet the eligibility requirements of the plan have the option to purchase OdysseyRe common shares in an amount up to 10% of their annual base salary. The Company purchases, on the employee’s behalf, OdysseyRe common shares equal to 30% of each employee’s contribution. In the event that the Company meets certain financial objectives, additional shares are purchased for the employee’s benefit. The expense related to this plan for the years ended December 31, 2005, 2004 and 2003 was $0.4 million, $0.5 million, and $0.3 million, respectively.
      During 2001, the Company adopted the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”), which provides for the grant of restricted shares to directors and key employees of the Company. Shares granted under the Restricted Share Plan generally vest and become exercisable in equal installments over three years or five years from the grant dates. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. As of December 31, 2005 and 2004, respectively, 784,314 and 506,866 restricted shares were outstanding. During the year ended December 31, 2005 and 2004, 368,468 and 184,005 restricted shares were granted, 72,891 and 72,272 restricted shares vested and 18,129 and 44,341 restricted shares were forfeited, pursuant to the Restricted Share Plan. At the time of grant, the market value of the shares awarded is recorded as unearned compensation and is presented as a separate component of shareholders’ equity and is charged to income over the vesting period. Compensation expense recorded for each of the years ended December 31, 2005, 2004 and 2003 was $2.9 million, $1.8 million and $1.1 million, respectively, and is included in other expense, net.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to the initial public offering of the Company in June 2001, certain employees of the Company were granted shares of Fairfax restricted common stock in connection with their employment with OdysseyRe. The Fairfax restricted shares, which were granted from 1996 to 2000, vest over a three to ten year period. The Company assumed the expense for the Fairfax restricted common shares and has reflected $0.3 million, $0.4 million and $0.3 million of expense, before taxes, for the years ended December 31, 2005, 2004 and 2003, respectively, which represents the vested portion of the restricted shares. As of December 31, 2005, there was $1.6 million in unvested amounts of Fairfax restricted shares that will be recorded as an expense by OdysseyRe in future periods. Following its initial public offering, the Company did not participate in this plan.

20.	Financial Guaranty Reinsurance
      The Company’s assumed financial guaranty reinsurance exposure to loss, in the event of nonperformance by the underlying insured and assuming underlying collateral proved to be of no value, was $35.3 million and $55.7 million as of December 31, 2005 and 2004, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guaranty reinsurance. The Company ceased writing financial guaranty business in 1992.
      As of December 31, 2005, such reinsurance in force had a remaining maturity term of one (1) to 25 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type and unearned premiums, for the years ended December 31, 2005 and 2004 is as follows (in millions):

	2005	2004

Municipal obligations:
General obligation bonds	$15	$18
Special revenue bonds	20	34
Industrial development bonds	—	1
Corporate obligations	—	3

Total	$35	$56

Unearned premiums	$0.3	$0.3

      The Company has been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in millions):

2005
State	Debt Service

Florida	$5.8
Arizona	3.7
New Jersey	3.1
Kentucky	2.7
New York	2.2
Louisiana	2.1
Alabama	1.9
Indiana	1.6

Subtotal	23.1
States less than $1.5 million exposure per state	12.2

Total	$35.3

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21.     Quarterly Financial Information
      The following table sets forth the effects of the restatement of the Company’s consolidated financial statements for each of the quarters in the years ended December 31, 2005 and 2004 (in thousands, except share amounts). (See Note 2).
Consolidated Balance Sheets

	As of March 31, 2005		As of June 30, 2005		As of September 30, 2005

	As		As		As		As of
	Previously		Previously		Previously		December 31,
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated	2005

	(unaudited)		(unaudited)		(unaudited)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value(2)	$2,595,261	$2,595,261	$2,667,729	$2,667,729	$2,617,077	$2,617,077	$2,629,827
Equity securities:
Common stocks, at fair value(3)	536,989	536,989	575,124	575,124	460,314	460,314	605,768
Common stocks, at equity	428,941	428,941	467,740	467,740	556,773	556,773	534,427
Short-term investments, at cost which approximates fair value	212,484	212,484	199,004	199,004	203,066	203,066	199,503
Cash and cash equivalents	1,065,071	1,065,071	1,191,088	1,191,088	1,417,841	1,417,841	1,528,427
Cash collateral for borrowed securities	178,861	178,861	239,577	239,577	240,987	240,987	240,642
Other invested assets	211,787	211,787	255,649	255,649	233,576	233,576	188,799

Total investments and cash	5,229,394	5,229,394	5,595,911	5,595,911	5,729,634	5,729,634	5,927,393
Accrued investment income	27,539	27,539	42,076	42,076	30,163	30,163	46,843
Premiums receivable	574,104	563,967	526,552	516,191	578,457	566,056	550,496
Reinsurance recoverable on paid losses	130,411	130,411	138,641	138,641	127,198	127,198	140,881
Reinsurance recoverable on unpaid losses	1,061,159	1,020,238	1,061,073	1,018,594	1,177,766	1,133,741	1,206,785
Prepaid reinsurance premiums	93,986	93,986	83,647	83,647	88,515	88,515	84,696
Funds held by reinsureds	180,854	180,854	176,181	176,181	174,061	174,061	172,896
Deferred acquisition costs	179,401	177,443	171,833	170,964	177,571	176,701	171,350
Federal and foreign income taxes	115,621	133,354	88,788	107,269	184,388	203,554	251,423
Other assets	111,601	111,977	80,713	82,690	159,143	162,129	67,475

Total assets	$7,704,070	$7,699,163	$7,965,415	$7,932,164	$8,426,896	$8,391,752	$8,620,238

LIABILITIES
Unpaid losses and loss adjustment expenses	$4,333,325	$4,332,063	$4,388,062	$4,384,572	$4,932,703	$4,929,394	$5,117,708
Unearned premiums	879,480	870,035	829,132	824,998	875,532	871,392	834,485
Reinsurance balances payable	134,660	143,393	136,028	145,493	151,288	159,818	160,185
Funds held under reinsurance contracts	176,841	176,841	178,542	178,542	162,359	162,359	167,020
Debt obligations	375,852	375,852	481,573	481,573	469,823	469,823	469,155
Obligation to return borrowed securities	43,357	43,357	89,801	89,801	89,919	89,919	82,543
Other liabilities	160,565	160,566	148,412	147,644	193,286	192,657	165,704

Total liabilities	6,104,080	6,102,107	6,251,550	6,252,623	6,874,910	6,875,362	6,996,800

SHAREHOLDERS’ EQUITY
Preferred shares(4)	—	—	—	—	—	—	40
Common shares(5)	651	651	651	651	651	651	692
Additional paid-in capital	794,063	794,063	793,973	793,973	793,923	793,923	993,452
Treasury shares, at cost(6)	(7,146)	(7,146)	(6,701)	(6,701)	(843)	(843)	(2,916)
Unearned stock compensation	(7,096)	(7,096)	(6,196)	(6,196)	(12,103)	(12,103)	(10,651)
Accumulated other comprehensive income, net of deferred income taxes	117,039	117,039	188,571	188,571	125,768	125,768	118,657
Retained earnings	702,479	669,545	743,567	709,243	644,590	608,994	524,164

Total shareholders’ equity	1,599,990	1,567,056	1,713,865	1,679,541	1,551,986	1,516,390	1,623,438

Total liabilities and shareholders’ equity	$7,704,070	$7,669,163	$7,965,415	$7,932,164	$8,426,896	$8,391,752	$8,620,238

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005		Three
							Months
	As		As		As		Ended
	Previously		Previously		Previously		December 31,
	Reported(1)	Restated	Reported	Restated	Reported	Restated	2005

REVENUES
Gross premiums written	$681,567	$673,477	$601,901	$601,657	$736,763	$734,134	$617,652
Ceded premiums written	65,992	63,942	64,178	64,178	102,505	102,505	94,626

Net premiums written	615,575	609,535	537,723	537,479	634,258	631,629	523,026
(Increase) decrease in unearned premiums	(47,307)	(45,411)	36,019	30,708	(41,131)	(41,125)	30,979

Net premiums earned	$568,268	$564,124	$573,742	$568,187	$593,127	$590,504	$554,005
Net investment income	65,115	65,115	50,047	50,047	46,858	46,858	55,250
Net realized investment gains	151	151	7,792	7,792	88,208	88,208	(14,648)

Total revenues	633,534	629,390	631,581	626,026	728,193	725,570	594,607

EXPENSES
Losses and loss adjustment expenses	414,079	413,235	392,220	392,550	711,923	712,771	543,055
Acquisition costs	118,520	115,090	123,076	120,930	111,386	110,881	123,251
Other underwriting expenses	32,406	37,320	34,959	34,959	36,659	36,659	37,092
Other expense, net	8,227	7,190	6,038	4,437	5,347	4,337	11,050
Interest expense	6,406	6,406	7,511	7,511	8,075	8,075	7,999
Loss on early extinguishment of debt	—	—	2,060	2,060	1,678	1,678	84

Total expenses	579,638	579,241	565,864	562,447	875,068	874,401	722,531

Income (loss) before income taxes	53,896	50,149	65,717	63,579	(146,875)	(148,831)	(127,924)

Federal and foreign income tax provision (benefit):
Current	28,786	27,384	24,352	23,662	(5,421)	(6,048)	(58,317)
Deferred	(11,047)	(10,956)	(1,749)	(1,807)	(44,513)	(44,570)	11,117

Total federal and foreign income tax provision (benefit)	17,739	16,428	22,603	21,855	(49,934)	(50,618)	(47,200)

Net income (loss)	36,157	33,721	43,114	41,724	(96,941)	(98,213)	(80,724)
Preferred dividends	—-	—	—	—	—	—	(1,944)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$36,157	$33,721	$43,114	$41,724	$(96,941)	$(98,213)	$(82,668)

BASIC
Weighted average common shares outstanding	64,236,299	64,236,299	64,352,281	64,352,281	64,155,438	64,155,438	67,944,715
Basic earnings (loss) per common share	$0.56	$0.52	$0.67	$0.65	$(1.51)	$(1.53)	$(1.22)
DILUTED
Weighted average common shares outstanding	69,913,234	69,913,234	69,765,394	69,765,394	64,155,438	64,155,438	67,944,715
Diluted earnings (loss) per common share	$0.53	$0.49	$0.63	$0.61	$(1.51)	$(1.53)	$(1.22)
DIVIDENDS
Dividends declared per common share	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$36,157	$33,721	$43,114	$41,724	$(96,941)	$(98,213)	$(80,724)
Other comprehensive income (loss), net of tax	(19,810)	(19,810)	71,532	71,532	(62,803)	(62,803)	(7,111)

Comprehensive income (loss)	$16,347	$13,911	$114,646	$113,256	$(159,744)	$(161,016)	$(87,835)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statement of Stockholders’ Equity

	Three Months		Six Months		Nine Months
	Ended March 31, 2005		Ended June 30, 2005		Ended September 30, 2005

	As		As		As		Year Ended
	Previously		Previously		Previously		December 31,
	Reported	Restated	Reported	Restated	Reported	Restated	2005

	(unaudited)		(unaudited)		(unaudited)
PREFERRED SHARES (par value)
Balance, beginning of period	$—	$—	$—	$—	$—	$—	$—
Issued during the period	—	—	—	—	—	—	40

Balance, end of period	—	—	—	—	—	—	40

COMMON SHARES (par value)
Balance, beginning of period	651	651	651	651	651	651	651
Issued during the period	—	—	—	—	—	—	41

Balance, end of period	651	651	651	651	651	651	692

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	794,055	794,055	794,055	794,055	794,055	794,055	794,055
Common shares issued during the period	—	—	—	—	—	—	102,095
Preferred shares issued during the period	—	—	—	—	—	—	97,471
Other	8	8	(82)	(82)	(132)	(132)	(169)

Balance, end of period	794,063	794,063	793,973	793,973	793,923	793,923	993,452

TREASURY SHARES (at cost)
Balance, beginning of period	(9,426)	(9,426)	(9,426)	(9,426)	(9,426)	(9,426)	(9,426)
Purchases during the period	(556)	(556)	(557)	(557)	(1,591)	(1,591)	(4,130)
Reissuance during the period	2,836	2,836	3,282	3,282	10,174	10,174	10,640

Balance, end of period	(7,146)	(7,146)	(6,701)	(6,701)	(843)	(843)	(2,916)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	(4,977)	(4,977)	(4,977)	(4,977)	(4,977)	(4,977)	(4,977)
Issuance of restricted shares during the period	(2,579)	(2,579)	(2,578)	(2,578)	(8,945)	(8,945)	(8,982)
Forfeitures of restricted shares during the period	—	—	439	439	439	439	439
Amortization of restricted shares during the period	460	460	920	920	1,380	1,380	2,869

Balance, end of period	(7,096)	(7,096)	(6,196)	(6,196)	(12,103)	(12,103)	(10,651)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	136,849	136,849	136,849	136,849	136,849	136,849	136,849
Unrealized net appreciation on securities, net of reclassification adjustments	(9,163)	(9,163)	86,541	86,541	24,719	24,719	22,628
Foreign currency translation adjustments	(10,647)	(10,647)	(34,819)	(34,819)	(35,800)	(35,800)	(40,840)
Minimum pension liability	—	—	—	—	—	—	20

Balance, end of period	117,039	117,039	188,571	188,571	125,768	125,768	118,657

RETAINED EARNINGS
Balance, beginning of period	668,348	637,850	668,348	637,850	668,348	637,850	637,850
Net income (loss)	36,157	33,721	79,271	75,445	(17,670)	(22,768)	(103,492)
Dividends paid to preferred shareholders	—	—	—	—	—	—	(1,944)
Dividends paid to common shareholders	(2,026)	(2,026)	(4,052)	(4,052)	(6,088)	(6,088)	(8,250)

Balance, end of period	702,479	669,545	743,567	709,243	644,590	608,994	524,164

TOTAL SHAREHOLDERS’ EQUITY	$1,599,990	$1,567,056	$1,713,865	$1,679,541	$1,551,986	$1,516,390	$1,623,438

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,754,978	64,754,978	64,754,978	64,754,978	64,754,978	64,754,978	64,754,978
Issued during the period	—	—	—	—	—	—	4,100,000
Net treasury shares reissued (acquired)	92,287	92,287	110,702	110,702	353,723	353,723	272,554

Balance, end of period	64,847,265	64,847,265	64,865,680	64,865,680	65,108,701	65,108,701	69,127,532

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Cash Flows

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005

	As		As		As		Year Ended
	Previously		Previously		Previously		December 31,
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated	2005

	(unaudited)		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$36,157	$33,721	$79,271	$75,445	$(17,670)	$(22,768)	$(103,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	(43,461)	(45,795)	3,601	2,222	(35,663)	(35,937)	(23,008)
Increase in unearned premiums	46,963	45,067	6,954	10,369	48,485	51,894	18,807
Increase in unpaid losses and loss adjustment expenses	136,228	139,935	191,049	194,086	618,999	623,763	739,031
Increase in federal and foreign income taxes receivable	(2,645)	(3,956)	(13,743)	(15,803)	(76,112)	(78,857)	(122,898)
Increase in deferred acquisition costs	(8,318)	(7,925)	(750)	(1,445)	(6,488)	(7,182)	(1,831)
Other assets and liabilities, net	(8,347)	(4,470)	(27,859)	(26,351)	(12,450)	(11,812)	(22,813)
Net realized investment gains	(151)	(151)	(7,944)	(7,944)	(96,151)	(96,151)	(81,503)
Bond discount amortization, net	(2,204)	(2,204)	(3,723)	(3,723)	(5,647)	(5,647)	(8,867)
Loss on early extinguishment of debt	—	—	2,060	2,060	3,738	3,738	3,822

Net cash provided by operating activities	154,222	154,222	228,916	228,916	421,041	421,041	397,248

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	68	68	4,931	4,931	40,673	40,673	58,600
Sales of fixed income securities	225,886	225,886	1,117,598	1,117,598	1,280,285	1,280,285	1,451,004
Purchases of fixed income securities	(343,431)	(343,431)	(1,164,816)	(1,164,816)	(1,418,999)	(1,418,999)	(1,555,234)
Sales of equity securities	43,388	43,388	42,671	42,671	204,086	204,086	210,442
Purchases of equity securities	(121,835)	(121,835)	(166,958)	(166,958)	(208,203)	(208,203)	(328,259)
Purchases of other invested assets	(25,350)	(25,350)	(76,124)	(76,124)	(78,425)	(78,425)	(56,432)
Net change in cash collateral for borrowed securities	(2,343)	(2,343)	(63,059)	(63,059)	(64,469)	(64,469)	(64,124)
Net change in obligation to return borrowed securities	(9,449)	(9,449)	37,104	37,104	34,827	34,827	23,176
Increase in short-term investments	(1,777)	(1,777)	3,054	3,054	(3,084)	(3,084)	(4,182)

Net cash provided by (used in) investing activities	(234,843)	(234,843)	(265,599)	(265,599)	(213,309)	(213,309)	(265,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share issuance	—	—	—	—	—	—	102,135
Net proceeds from preferred share issuance	—	—	—	—	—	—	97,511
Net proceeds from debt issuance	—	—	123,169	123,169	123,169	123,169	123,168
Repayment of debt	—	—	(20,358)	(20,358)	(33,618)	(33,618)	(34,202)
Purchase of treasury shares	(556)	(556)	(557)	(557)	(844)	(844)	(4,130)
Dividends on common shares	(2,026)	(2,026)	(4,052)	(4,052)	(6,088)	(6,088)	(8,250)

Net cash provided by (used in) financing activities	(2,582)	(2,582)	98,202	98,202	82,619	82,619	276,232

Effect of exchange rate changes on cash and cash equivalents	(2,474)	(2,474)	(21,179)	(21,179)	(23,258)	(23,258)	(30,792)

Increase (decrease) in cash and cash equivalents	(85,677)	(85,677)	40,340	40,340	267,093	267,093	377,679
Cash and cash equivalents, beginning of period	1,150,748	1,150,748	1,150,748	1,150,748	1,150,748	1,150,748	1,150,748

Cash and cash equivalents, end of period	$1,065,071	$1,065,071	$1,191,088	$1,191,088	$1,417,841	$1,417,841	$1,528,427

Supplemental disclosures:
Interest paid	$12,496	$12,496	$102	$102	$15,865	$15,865	$28,463

Income taxes paid	$20,396	$20,396	$54,685	$54,685	$66,530	$66,530	$63,370

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Balance Sheets

	As of March 31, 2004		As of June 30, 2004		As of September 30, 2004		As of December 31, 2004

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported(1)	Restated	Reported(1)	Restated

	(unaudited)		(unaudited)		(unaudited)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value(2)	$2,398,179	$2,398,179	$2,471,091	$2,471,091	$2,391,961	$2,391,961	$2,505,630	$2,505,630
Equity securities:
Common stocks, at fair value(3)	449,087	449,087	440,311	440,311	433,031	433,031	453,580	453,580
Common stocks, at equity	137,832	137,832	120,598	120,598	299,906	299,906	402,555	402,555
Short-term investments, at cost which approximates fair value	226,336	226,336	204,458	204,458	210,963	210,963	213,403	213,403
Cash and cash equivalents	836,698	836,698	696,016	696,016	865,966	865,966	1,150,748	1,150,748
Cash collateral for borrowed securities	—	—	—	—	757,000	757,000	176,518	176,518
Other invested assets	326,024	326,024	406,692	406,692	186,746	186,746	171,842	171,842

Total investments and cash	4,374,156	4,374,156	4,339,166	4,339,166	5,145,573	5,145,573	5,074,276	5,074,276
Accrued investment income	25,056	25,056	38,841	38,841	29,982	29,982	39,592	39,592
Premiums receivable	478,058	474,277	511,138	502,105	530,742	521,588	550,198	551,126
Reinsurance recoverable on paid losses	109,560	109,560	117,906	117,906	110,887	110,887	89,912	89,912
Reinsurance recoverable on unpaid losses	1,070,448	1,037,699	1,069,798	1,034,840	1,080,462	1,043,305	1,092,082	1,052,733
Prepaid reinsurance premiums	111,447	111,447	96,101	96,101	104,072	104,072	93,774	93,774
Funds held by reinsureds	120,334	120,334	133,865	133,865	149,113	149,113	192,346	192,346
Deferred acquisition costs	172,743	172,050	167,279	166,109	180,860	179,289	171,083	169,519
Federal and foreign income taxes	78,439	99,833	120,889	142,126	139,873	159,059	102,298	118,720
Other assets	84,605	84,605	105,715	106,458	125,162	125,834	138,016	138,342

Total assets	$6,624,846	$6,609,017	$6,700,698	$6,677,517	$7,596,726	$7,568,702	$7,543,577	$7,520,340

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,535,411	$3,535,167	$3,684,731	$3,684,078	$3,916,641	$3,915,761	$4,228,021	$4,224,624
Unearned premiums	831,086	827,625	786,284	780,439	874,460	866,768	832,305	824,756
Reinsurance balances payable	132,015	159,626	144,491	167,249	127,314	143,493	122,182	139,401
Funds held under reinsurance contracts	193,495	193,495	202,223	202,223	192,693	192,693	179,867	179,867
Debt obligations	376,704	376,704	376,516	376,516	376,328	376,328	376,040	376,040
Obligation to return borrowed securities	—	—	—	—	516,947	516,947	56,191	56,191
Other liabilities	118,979	118,979	114,223	114,223	191,767	191,767	163,471	164,459

Total liabilities	5,187,690	5,211,596	5,308,468	5,324,728	6,196,150	6,203,757	5,958,077	5,965,338

SHAREHOLDERS’ EQUITY
Preferred shares(4)	—	—	—	—	—	—	—	—
Common shares(5)	651	651	651	651	651	651	651	651
Additional paid-in capital	794,067	794,067	794,063	794,063	794,055	794,055	794,055	794,055
Treasury shares, at cost(6)	(3,876)	(3,876)	(8,662)	(8,662)	(8,803)	(8,803)	(9,426)	(9,426)
Unearned stock compensation	(7,362)	(7,362)	(6,908)	(6,908)	(6,165)	(6,165)	(4,977)	(4,977)
Accumulated other comprehensive income, net of deferred income taxes	107,199	107,199	9,582	9,582	1,337	1,337	136,849	136,849
Retained earnings	546,477	506,742	603,504	564,063	619,501	583,870	668,348	637,850

Total shareholders’ equity	1,437,156	1,397,421	1,392,230	1,352,789	1,400,576	1,364,945	1,585,500	1,555,002

Total liabilities and shareholders’ equity	$6,624,846	$6,609,017	$6,700,698	$6,677,517	$7,596,726	$7,568,702	$7,543,577	$7,520,340

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported(1)	Restated	Reported(1)	Restated

REVENUES
Gross premiums written	$629,483	$630,572	$611,976	$605,411	$754,232	$753,352	$660,818	$661,440
Ceded premiums written	76,244	74,564	61,965	60,983	82,949	78,814	72,774	74,609

Net premiums written	553,239	556,008	550,011	544,428	671,283	674,538	588,044	586,831
(Increase) decrease in unearned premiums	(6,978)	(7,850)	30,103	32,487	(81,276)	(79,429)	26,641	26,498

Net premiums earned	$546,261	$548,158	$580,114	$576,915	$590,007	$595,109	$614,685	$613,329
Net investment income	35,462	35,462	35,105	35,105	45,083	45,083	46,615	46,615
Net realized investment gains	34,839	34,839	32,417	32,417	32,854	32,854	10,957	10,957

Total revenues	616,562	618,459	647,636	644,437	667,944	673,046	672,257	670,901

EXPENSES
Losses and loss adjustment expenses	363,557	364,847	383,761	384,163	472,618	474,590	409,628	407,506
Acquisition costs	125,481	122,337	132,008	128,699	127,911	125,109	143,025	139,711
Other underwriting expenses	29,909	29,909	33,971	33,971	30,309	30,309	31,490	26,576
Other expense, net	2,360	2,716	2,596	1,852	2,848	2,920	8,568	9,665
Interest expense	6,394	6,394	6,405	6,405	6,406	6,406	6,404	6,404

Total expenses	527,701	526,203	558,741	555,090	640,092	639,334	599,115	589,862

Income (loss) before income taxes	88,861	92,256	88,895	89,347	27,852	33,712	73,142	81,039

Federal and foreign income tax provision (benefit):
Current	25,110	26,381	35,903	36,144	22,110	24,243	29,177	32,023
Deferred	4,796	4,713	(6,059)	(6,142)	(12,279)	(12,362)	(6,907)	(6,989)

Total federal and foreign income tax provision (benefit)	29,906	31,094	29,844	30,002	9,831	11,881	22,270	25,034

NET INCOME (LOSS)	58,955	61,162	59,051	59,345	18,021	21,831	50,872	56,005
Preferred dividends	—	—	—	—	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$58,955	$61,162	$59,051	$59,345	$18,021	$21,831	$50,872	$56,005

BASIC
Weighted average common shares outstanding	64,418,098	64,418,098	64,311,432	64,311,432	64,228,782	64,228,782	64,256,325	64,256,325
Basic earnings (loss) per common share	$0.92	$0.95	$0.92	$0.92	$0.28	$0.34	$0.79	$0.87
DILUTED
Weighted average common shares outstanding	70,453,070	70,453,070	70,330,771	70,330,771	70,186.153	70,186.153	69,869,831	69,869,831
Diluted earnings (loss) per common share	$0.85	$0.88	$0.85	$0.86	$0.27	$0.32	$0.74	$0.81
DIVIDENDS
Dividends declared per common share	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$58,955	$61,162	$59,051	$59,345	$18,021	$21,831	$57,243	$56,005
Other comprehensive income (loss), net of tax	(5,231)	(5,231)	(97,617)	(97,617)	(8,245)	(8,245)	135,512	135,512

Comprehensive income (loss)	$53,724	$55,931	$(38,566)	$(38,272)	$9,776	$13,586	$192,755	$191,517

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Stockholders’ Equity

	Three Months Ended		Six Months Ended		Nine Months Ended		Year Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(unaudited)		(unaudited)		(unaudited)
COMMON SHARES (par value)
Balance, beginning and end of period	$651	$651	$651	$651	$651	$651	$651	$651
ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	793,586	793,586	793,586	793,586	793,586	793,586	793,586	793,586
Other	481	481	477	477	469	469	469	469

Balance, end of period	794,067	794,067	794,063	794,063	794,055	794,055	794,055	794,055

TREASURY SHARES (at cost)
Balance, beginning of period	(2,549)	(2,549)	(2,549)	(2,549)	(2,549)	(2,549)	(2,549)	(2,549)
Purchases during the period	(5,198)	(5,198)	(10,091)	(10,091)	(10,091)	(10,091)	(10,090)	(10,090)
Reissuance during the period	3,871	3,871	3,978	3,978	3,837	3,837	3,213	3,213

Balance, end of period	(3,876)	(3,876)	(8,662)	(8,662)	(8,803)	(8,803)	(9,426)	(9,426)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	(3,439)	(3,439)	(3,439)	(3,439)	(3,439)	(3,439)	(3,439)	(3,439)
Issuance of restricted shares during the period	(4,239)	(4,239)	(4,329)	(4,329)	(4,043)	(4,043)	(3,314)	(3,314)
Amortization of restricted shares during the period	316	316	860	860	1,317	1,317	1,776	1,776

Balance, end of period	(7,362)	(7,362)	(6,908)	(6,908)	(6,165)	(6,165)	(4,977)	(4,977)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	112,430	112,430	112,430	112,430	112,430	112,430	112,430	112,430
Unrealized net appreciation on securities, net of reclassification adjustments	843	843	(87,805)	(87,805)	(100,866)	(100,866)	10,656	10,656
Foreign currency translation adjustments	(6,074)	(6,074)	(15,043)	(15,043)	(10,227)	(10,227)	13,766	13,766
Minimum pension liability	—	—	—	—	—	—	(3)	(3)

Balance, end of period	107,199	107,199	9,582	9,582	1,337	1,337	136,849	136,849

RETAINED EARNINGS
Balance, beginning of period	489,556	447,614	489,556	447,614	489,556	447,614	489,556	447,614
Net income (loss)	58,955	61,162	118,006	120,507	136,027	142,338	186,899	198,343
Dividends paid to common shareholders	(2,034)	(2,034)	(4,058)	(4,058)	(6,082)	(6,082)	(8,107)	(8,107)

Balance, end of period	546,477	506,742	603,504	564,063	619,501	583,870	668,348	637,850

TOTAL SHAREHOLDERS’ EQUITY	$1,437,156	$1,397,421	$1,392,230	$1,352,789	$1,400,576	$1,364,945	$1,585,500	$1,555,002

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,996,166	64,996,166	64,996,166	64,996,166	64,996,166	64,996,166	64,996,166	64,996,166
Net treasury shares reissued (acquired)	(15,078)	(15,078)	(212,340)	(212,340)	(218,182)	(218,182)	(241,188)	(241,188)

Balance, end of period	64,981,088	64,981,088	64,783,826	64,783,826	64,777,984	64,777,984	64,754,978	64,754,978

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Cash Flows

	Three Months Ended		Six Months Ended		Nine Months Ended		Year Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported(1)	Restated	Reported(1)	Restated

	(unaudited)		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$58,955	$61,162	$118,006	$120,507	$136,027	$142,338	$186,899	$198,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in premiums receivable and funds held, net	3,930	(3,233)	(29,823)	(36,587)	(84,364)	(97,586)	(130,323)	(152,587)
Increase in unearned premiums	10,679	11,551	(18,776)	(20,288)	61,430	58,071	24,081	20,865
Increase in unpaid losses and loss adjustment expenses	123,309	126,023	273,279	277,793	494,525	501,011	710,441	716,602
Increase in federal and foreign income taxes receivable	(5,264)	(4,077)	4,579	5,925	(9,962)	(6,564)	(25,291)	(19,131)
Increase in deferred acquisition costs	(2,905)	(3,079)	1,010	1,313	(12,571)	(11,867)	(3,690)	(2,993)
Other assets and liabilities, net	(15,951)	(15,594)	(39,862)	(40,250)	(22,956)	(23,274)	(46,355)	(45,337)
Net realized investment gains	(34,839)	(34,839)	(67,256)	(67,256)	(100,107)	(100,107)	(111,067)	(111,067)
Bond discount amortization, net	(3,468)	(3,468)	(6,740)	(6,740)	(10,036)	(10,036)	(10,210)	(10,210)

Net cash provided by operating activities	134,446	134,446	234,417	234,417	451,986	451,986	594,485	594,485

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	2,837	2,837	3,542	3,542	80,090	80,090	106,654	106,654
Sales of fixed income securities	691,322	691,322	892,172	892,172	1,245,571	1,245,571	1,437,226	1,437,226
Purchases of fixed income securities	(1,495,941)	(1,495,941)	(1,873,284)	(1,873,284)	(2,103,000)	(2,103,000)	(2,304,052)	(2,304,052)
Sales of equity securities	47,747	47,747	131,454	131,454	164,523	164,523	335,954	335,954
Purchases of equity securities	(74,861)	(74,861)	(115,783)	(115,783)	(244,142)	(244,142)	(363,017)	(363,017)
Purchases of other invested assets	(43,133)	(43,133)	(164,423)	(164,423)	(60,031)	(60,031)	(49,177)	(49,177)
Net change in cash collateral for borrowed securities	—	—	—	—	(755,086)	(755,086)	39,042	39,042
Net change in obligation to return borrowed securities	—	—	—	—	507,761	507,761	(176,518)	(176,518)
Increase in short-term investments	(8,127)	(8,127)	16,505	16,505	7,245	7,245	(26,046)	(26,046)
Acquisitions and dispositions of subsidiaries, net of cash acquired	—	—	—	—	—	—	(36,843)	(36,843)

Net cash provided by (used in) investing activities	(880,156)	(880,156)	(1,109,817)	(1,109,817)	(1,157,069)	(1,157,069)	(1,036,777)	(1,036,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	—	—	—	—	101	101
Purchase of treasury shares	(5,198)	(5,198)	(10,091)	(10,091)	(10,091)	(10,091)	(10,090)	(10,090)
Dividends on common shares	(2,034)	(2,034)	(4,058)	(4,058)	(6,082)	(6,082)	(8,107)	(8,107)

Net cash provided by (used in) financing activities	(7,232)	(7,232)	(14,149)	(14,149)	(16,173)	(16,173)	(18,298)	(18,298)

Effect of exchange rate changes on cash and cash equivalents	981	981	(3,094)	(3,094)	(1,436)	(1,436)	22,679	22,679

Increase (decrease) in cash and cash equivalents	(751,961)	(751,961)	(892,643)	(892,643)	(722,692)	(722,692)	(437,911)	(437,911)
Cash and cash equivalents, beginning of period	1,588,659	1,588,659	1,588,659	1,588,659	1,588,659	1,588,659	1,588,659	1,588,659

Cash and cash equivalents, end of period	$836,698	$836,698	$696,016	$696,016	$865,967	$865,967	$1,150,748	$1,150,748

Supplemental disclosures:
Interest paid	$—	$—	$12,559	$12,559	$12,508	$12,508	$25,067	$25,067

Income taxes paid	$58,131	$58,131	$54,078	$54,078	$78,450	$78,450	$116,557	$116,557

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Certain amounts reflected in the “As Previously Reported” column have been reclassified to conform with the December 31, 2005 presentation.

(2)	Fixed income securities, at amortized cost are $2,611,460, $2,576,346 and $2,642,126 as of March 31, June 30 and September 30, respectively, on an as previously reported and restated basis and $2,674,999 as of December 31, 2005. Fixed income securities, at amortized cost are $2,403,475, $2,571,422, $2,433,881 and $2,478,614 as of March 31, June 30, September 30 and December 31, 2004, respectively, on an as previously reported and restated basis.

(3)	Common stocks, at cost are $538,651, $518,640 and $473,390 as of March 31, June 30 and September 30, respectively, on an as previously reported and restated basis and $589,394 as of December 31, 2005. Common stocks, at cost are $397,401, $394,252, $458,658 and $435,279 as of March 31, June 30, September 30 and December 31, 2004, respectively, on an as previously reported and restated basis.

(4)	Preferred shares, par value $0.01 per share: 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding as of December 31, 2005.

(5)	Common shares, $0.01 par value per share: 500,000,000 shares authorized; 65,142,857 shares issued as of March 31, June 30, and September 30, and 69,252,857 shares issued as of December 31, 2005. Common shares issued as of March 31, June 30, September 30 and December 31, 2004 are 65,142,857.

(6)	Treasury shares: 295,592 shares, 277,177 shares, 34,156 shares and 115,325 shares in treasury as of March 31, June 30, September 30 and December 31, 2005, respectively. Treasury shares: 161,769 shares, 359,031 shares, 364,873 shares and 387,879 shares in treasury as of March 31, June 30, September 30 and December 31, 2004, respectively.
      Due to changes in the number of weighted average common shares outstanding during 2005 and 2004, the sum of quarterly earnings per common share amounts will not equal the total for the year.

22.	Subsequent Event
      On March 29, 2006, the Company received $78.0 million in cash from nSpire Re in partial settlement of amounts recoverable under the Company’s 1995 Stop Loss Agreement with nSpire Re. In connection with the receipt of the cash, the Company will recognize a deferred gain of $12.5 million after-tax in income for the three months ended March 31, 2006.
      On February 22, 2006, the Company completed the private sale of $100.0 million of floating rate senior notes. The notes were sold in two tranches, $50.0 million of series A due February 2021 and $50.0 million of series B due February 2016. The interest rate on each series of notes is equal to 3-month LIBOR, which will be recalculated on a quarterly basis, plus 2.20%. The interest rate from February 22 through March 16, 2006 on each series of notes was 6.97% per annum. Pursuant to the terms of the indentures, as a result of our delay in completing the restatement of our financial results and in completing this annual report on Form 10-K, the annual interest rate on each series of notes has been increased to 3-month LIBOR (calculated as of March 15, 2006) plus 3.20%, which equals 8.12%. This interest rate remained in effect until March 31, 2006, after which it will revert to 3-month LIBOR plus 2.20%, recalculated quarterly. The series A notes are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the series B notes are callable by the Company in 2009 at their par value, plus accrued and unpaid interest.

SCHEDULE I
ODYSSEY RE HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2005

			Amount at
			Which Shown
	Amortized		in the
Type of Investment	Cost	Fair Value	Balance Sheet

	(In thousands)
Fixed income securities:
Bonds available for sale:
United States government, government agencies and authorities	$1,557,978	$1,511,351	$1,511,351
States, municipalities and political subdivisions	181,110	184,166	184,166
Foreign governments	353,019	372,821	372,821
All other corporate	582,892	561,489	561,489

Total fixed income securities available for sale	2,674,999	2,629,827	2,629,827

Equity securities, at fair value:
Common stocks, at fair value:
Bank, trusts and insurance companies	223,338	264,112	264,112
Industrial and miscellaneous and all other	366,056	341,656	341,656

Total equity securities, at fair value	589,394	605,768	605,768

Short-term investments	199,503	199,503	199,503

Other invested assets	185,073	188,799	188,799

Total	$3,648,969	$3,623,897	$3,623,897

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,

	2005	2004

		(Restated)
	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $22,475)	$22,380	$—
Investment in subsidiary, at equity	2,202,893	1,922,343
Cash and cash equivalents	80,053	1,743

Total investments and cash	2,305,326	1,924,086
Accrued investment income	522	—
Income taxes recoverable	—	20,485
Other assets	3,637	7,704

Total assets	$2,309,485	$1,952,275

LIABILITIES
Debt obligations	$469,155	$376,040
Income taxes payable	758	—
Interest payable	4,624	3,271
Payable for acquisition of subsidiary common stock	200,000	—
Other liabilities	11,510	17,962

Total liabilities	686,047	397,273

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding	40	—
Common shares, $0.01 par value; 500,000,000 shares authorized; 69,242,857 and 65,142,857 shares issued, respectively	692	651
Additional paid-in capital	993,452	794,055
Treasury shares, at cost (115,325 and 387,879 shares, respectively)	(2,916)	(9,426)
Unearned stock compensation	(10,651)	(4,977)
Accumulated other comprehensive income, net of deferred income taxes	118,657	136,849
Retained earnings	524,164	637,850

Total shareholders’ equity	1,623,438	1,555,002

Total liabilities and shareholders’ equity	$2,309,485	$1,952,275

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Years Ended December 31,

	2005	2004	2003

		(Restated)	(Restated)
	(In thousands)
REVENUES
Net investment income	$2,757	$10	$145
Net realized capital gains (losses)	—	1	(21)
Equity in undistributed net income (loss) of subsidiary	(63,821)	222,425	260,173

Total revenues	(61,064)	222,436	260,297

EXPENSES
Other expense, net	23,882	13,477	7,912
Interest expense	29,991	25,609	12,656
Loss on early extinguishment of debt	3,822	—	—

Total expenses	57,695	39,086	20,568

Income (loss) before income taxes	(118,759)	183,350	239,729

Federal and foreign income tax provision (benefit):
Current	5,205	(3,452)	—
Deferred	(20,472)	(11,541)	(7,155)

Total federal and foreign income tax benefit	(15,267)	(14,993)	(7,155)

Net income (loss)	(103,492)	198,343	246,884
Preferred dividends	(1,944)	—	—

Net income available to common shareholders	(105,436)	198,343	246,884
Retained earnings, beginning of year	637,850	447,614	207,638
Dividends to common shareholders	(8,250)	(8,107)	(6,908)

Retained earnings, end of year	$524,164	$637,850	$447,614

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

		(Restated)	(Restated)
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(103,492)	$198,343	$246,884
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiary	63,821	(222,425)	(260,173)
Federal and foreign income taxes	21,276	10,655	(642)
Other assets and liabilities, net	(1,243)	5,806	1,224
Bond premium amortization, net	(83)	—	24
Amortization of restricted shares	2,869	1,778	1,132
Net realized investment (gains) losses	—	(1)	21
Loss on early extinguishment of debt	3,822	—	—

Net cash used in operating activities	(13,030)	(5,844)	(11,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	—	—	15,000
Purchases of fixed income securities	(22,392)	—	—
Acquisition of subsidiary	—	(43,029)	—
Capital contribution to subsidiary	(185,000)	—	(165,000)

Net cash provided by (used in) investing activities	(207,392)	(43,029)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share issuance	102,135	—	—
Net proceeds from preferred share issuance	97,511	—	—
Net proceeds from debt issuance	123,168	—	222,480
Repayment of debt	(34,202)	(101)	(50,000)
Net proceeds from sale of interest rate contract	—	—	8,667
Purchase of treasury shares	(4,130)	(10,090)	(284)
Dividends on common shares	(8,250)	(8,107)	(6,908)
Dividend from subsidiary	22,500	55,000	—

Net cash provided by financing activities	298,732	36,702	173,955

Increase (decrease) in cash and cash equivalents	78,310	(12,171)	12,425
Cash and cash equivalents, beginning of year	1,743	13,914	1,489

Cash and cash equivalents, end of year	$80,053	$1,743	$13,914

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY
      (1) The condensed financial information of the registrant should be read in conjunction with the consolidated financial statements and Notes to consolidated financial statements included elsewhere herein. As further described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as its results as of and for the nine months ended September 30, 2005. The restated amounts are reflected in equity in undistributed net (income) loss of subsidiary in the condensed statements of operations.
      Certain prior year amounts have been reclassified to conform to the balance sheet presentation as of December 31, 2005.
      (2) The registrant’s investment in Odyssey America is accounted for under the equity method of accounting.

SCHEDULE III
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INSURANCE INFORMATION
AS OF DECEMBER 31, 2005 AND 2004 AND
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

								Amortization
		Net unpaid						of net
	Deferred	losses and					Net losses	deferred
	policy	loss	Gross	Net	Net	Net	and loss	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expenses	costs	expenses

	(In thousands)
Year Ended December 31, 2005
Americas	$90,939	$2,342,604	$357,760	$1,043,797	$1,051,162	$163,069	$1,186,196	$246,250	$76,058
EuroAsia	37,120	464,561	133,984	512,704	516,175	7,694	326,043	114,333	22,547
London Market	21,205	786,457	127,906	375,249	386,076	34,347	348,759	57,218	29,725
U.S. Insurance	22,086	317,301	214,835	369,919	323,407	9,403	200,613	52,351	17,700
Holding Company	—	—	—	—	—	2,757	—	—	—

Totals	$171,350	$3,910,923	$834,485	$2,301,669	$2,276,820	$217,270	$2,061,611	$470,152	$146,030

Year Ended December 31, 2004
Americas	$93,511	$2,014,130	$366,902	$1,205,585	$1,230,016	$135,186	$907,623	$314,195	$61,196
EuroAsia	35,796	369,185	133,847	530,774	482,359	6,409	299,791	104,365	18,222
London Market	25,815	589,125	151,884	389,803	422,777	14,654	293,560	72,948	27,421
U.S. Insurance	14,397	199,451	172,123	235,643	198,359	6,006	130,132	24,348	13,926
Holding Company	—	—	—	—	—	10	—	—	—

Totals	$169,519	$3,171,891	$824,756	$2,361,805	$2,333,511	$162,265	$1,631,106	$515,856	$120,765

Year Ended December 31, 2003
Americas	$106,273	$1,699,431	$395,996	$1,248,237	$1,174,327	$122,924	$811,577	$329,960	$54,537
EuroAsia	25,296	258,197	99,140	389,159	364,996	3,441	248,652	75,800	14,401
London Market	27,787	353,782	178,535	377,314	336,974	5,750	205,458	60,954	25,614
U.S. Insurance	8,066	60,035	141,836	141,369	95,627	1,855	70,360	9,806	6,756
Holding Company	—	—	—	—	—	145	—	—	—

Totals	$167,422	$2,371,445	$815,507	$2,156,079	$1,971,924	$134,115	$1,336,047	$476,520	$101,308

SCHEDULE IV
ODYSSEY RE HOLDINGS CORP.
REINSURANCE

		Assumed	Ceded to		Percentage of
		from other	other		amount
	Direct	companies	companies	Net Amount	assumed to net

	(In thousands)
Year Ended December 31, 2005:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	763,270	1,863,650	325,251	2,301,669	81.0
Title insurance	—	—	—	—	—

Total premiums written	$763,270	$1,863,650	$325,251	$2,301,669	81.0%

Year Ended December 31, 2004:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	702,127	1,948,648	288,970	2,361,805	82.5
Title insurance	—	—	—	—	—

Total premiums written	$702,127	$1,948,648	$288,970	$2,361,805	82.5%

Year Ended December 31, 2003:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	634,860	1,917,480	396,261	2,156,079	89.0
Title insurance	—	—	—	—	—

Total premiums written	$634,860	$1,917,480	$396,261	$2,156,079	89.0%

SCHEDULE VI
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Gross
		reserves for						Net losses and loss		Amortization
		unpaid	Discount,					adjustment expenses		of net	Net paid
	Deferred	losses and	if any					incurred related to:		deferred	losses and
Affiliation	policy	loss	deducted	Gross	Net	Net	Net			policy	loss
with	acquisition	adjustment	in previous	unearned	premiums	premiums	investment	current	prior	acquisition	adjustment
Registrant	costs	expenses	column	premiums	written	earned	income	Year	Year	costs	expenses

(In thousands)
Year Ended December 31, 2005:
(a) Consolidated property-casualty insurance entities	$171,350	$5,117,708	$90,342	$834,485	$2,301,669	$2,276,820	$217,270	$1,888,946	$172,665	$470,152	$1,294,451
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2004:
(a) Consolidated property-casualty insurance entities	$169,519	$4,224,624	$76,725	$824,756	$2,361,805	$2,333,511	$162,265	$1,441,086	$190,020	$515,856	$932,646
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2003:
(a) Consolidated property-casualty insurance entities	$167,422	$3,399,535	$66,682	$815,507	$2,156,079	$1,971,924	$134,115	$1,208,112	$127,935	$476,520	$843,367
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      None.

Item 9A.	Controls and Procedures
(a) Restatement of financial statements, impact on internal control over financial reporting and disclosure controls and procedures, and remediation of material weakness

Restatement of the Consolidated Financial Statements
      As discussed in Note 2 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2003 and 2004 and as of and for each of the quarters in the nine months ended September 30, 2005, to correct accounting errors associated with reinsurance contracts entered into by the Company between 1998 and 2004.
      The Company’s decision to restate its financial statements follows a re-evaluation by the Company of the accounting considerations previously applied to these transactions. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. The results for the nine months ended September 30, 2005 are unaudited.
      In connection with the restatement, management identified a material weakness in its internal control over financial reporting which management concluded still existed at December 31, 2005. See Management’s Report on Internal Control over Financial Reporting presented below.

(b)	Evaluation of Disclosure Controls and Procedures
      Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K. The evaluation was conducted under the supervision of, and with the participation of, the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness described below.
      Notwithstanding this material weakness, management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with generally accepted accounting principles.

(c)	Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company did not maintain effective controls over the accurate accounting for complex reinsurance transactions. Specifically, effective controls were not designed and in place over the consideration and application of relevant generally accepted accounting principles and the evaluation and documentation of risk transfer for complex reinsurance transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and as of and for each of the quarters in the nine months ended September 30, 2005, as well as audit adjustments in the fourth quarter to the Company’s consolidated financial statements as of and for the year ended December 31, 2005, to correct gross premiums written, net premiums written, net premiums earned, losses and loss adjustment expenses, acquisition costs, other underwriting expenses, other expenses and the related balance sheet accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would be material to the annual or interim consolidated financial statements and would not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, management has determined that this control deficiency constitutes a material weakness as of December 31, 2005.
      As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by the COSO.
      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d)	Evaluation of Changes in Internal Controls over Financial Reporting
      Other than management’s initiation of a re-evaluation of the accounting considerations previously applied to certain reinsurance transactions, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)	Remediation Activities
      To address the material weakness, management will implement a remediation plan which will supplement the existing controls of the Company. The remediation plan will address the following elements: (i) the imposition of limitations on the ability for the Company to enter into multi-year, retrospectively-rated contracts, or contracts that include certain features or characteristics that have the effect of allowing the contracts to operate as multi-year, retrospectively-rated contracts; (ii) the implementation of additional monitoring controls which ensures that the accounting of complex reinsurance contracts is reviewed on a quarterly basis; (iii) the adoption of additional controls relating to the purchase of ceded reinsurance, including risk transfer documentation for all ceded reinsurance contracts; (iv) the strengthening of existing controls to ensure enhanced communication with the Company’s accounting department when considering complex reinsurance transactions to be entered into by the Company; (v) the enhancement of the Company’s general underwriting guidelines relating to underwriting restrictions and risk transfer compliance review; and (vi) the implementation of any additional controls which are deemed necessary to address the issues raised during our audit process.
      The material weakness will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the Company’s material weakness will be reviewed with the Audit Committee of the Company’s Board of Directors.

Item 9B.	Other Information
      No information required to be disclosed in a current report on Form 8-K during the three months ended December 31, 2005 was not so reported.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers,” “Audit Committee Financial Expert,” “Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement (Proxy Statement) for the 2006 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 31, 2005, which sections are incorporated herein by reference.
Code of Ethics
      Reference is made to the section captioned “Code of Ethics for Senior Financial Officers” in our Proxy Statement, which section is incorporated herein by reference.

Item 11.	Executive Compensation
      Reference is made to the sections captioned “Directors’ Compensation” and “Compensation of Executive Officers” in our Proxy Statement, which are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in our Proxy Statement, which are incorporated herein by reference.
Equity Compensation Plan Information
      The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2005.

Number of Securities
	to Be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

Equity Compensation Plans:
Not approved by shareholders	—	—	—
Approved by shareholders	791,544	$15.41	6,912,753	(1)

(1)	Includes options to purchase 699,250 of our common shares available for future grant under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan and 34,110 of our common shares available for future grant under the Odyssey Re Holdings Corp. (Non-Qualified) Employee Share Purchase Plan. In addition, under the terms of the Odyssey Re Holdings Corp. Restricted Share Plan and the Odyssey Re Holdings Corp. Stock Option Plan (the “Plans”), we are authorized to grant awards of restricted shares and stock options that together do not exceed 10% of our issued and outstanding common shares as of the last business day of each calendar year. As of December 31, 2005, the number of our restricted common shares authorized for future grant together with the number of our common shares underlying options authorized for future grant was 6,179,393.

Item 13.	Certain Relationships and Related Transactions
      Reference is made to the section captioned “Certain Relationships and Related Transactions” in our Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Reference is made to the section captioned “Independent Registered Public Accounting Firm” in our Proxy Statement, which is incorporated herein by reference.

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
Date: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard		President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ ROBERT GIAMMARCO Robert Giammarco		Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2006

/s/ ANTHONY J. NARCISO, JR. Anthony J. Narciso, Jr.		Senior Vice President and Controller (Principal Accounting Officer)	March 31, 2006

* V. Prem Watsa		Director	March 31, 2006

* James F. Dowd		Director	March 31, 2006

* Frank B. Bennett		Director	March 31, 2006

* Robbert Hartog		Director	March 31, 2006

* Anthony F. Griffiths		Director	March 31, 2006

* Brandon Sweitzer		Director	March 31, 2006

* Samuel A. Mitchell		Director	March 31, 2006

*By:	/s/ Robert Giammarco Attorney-in-fact

EXHIBIT INDEX

Number		Title of Exhibit

3.1		Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001). Also see Exhibits 4.8 and 4.9 hereto.
3.2		Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
4.1		Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
4.2		Indenture dated June 18, 2002 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).
4.3		Registration Rights Agreement dated June 18, 2002 between Odyssey Re Holdings Corp. and Banc of America Securities LLC regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).
4.4		Indenture dated October 31, 2003 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 6.875% Senior Notes due 2015 and the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.5		Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.6		Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).
4.7		Global Security dated May 13, 2005, representing $125,000,000 aggregate principal amount of 6.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).
4.8		Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.9		Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.10		Form of Stock Certificate evidencing the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.11		Form of Stock Certificate evidencing the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
*4	.12	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series A.
*4	.13	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series B.
10.1		Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

Number		Title of Exhibit

10.2		Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.3		Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002) (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.4		Employment Agreement dated as of September 14, 2005 between Andrew A. Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on September 16, 2005.**
10.5		Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.6		Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut and guarantee of Odyssey Re Holdings Corp. executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004) which amends the Lease Agreement between TIG Insurance Company and First Stamford Place Company, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.7		Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.8		Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2003).
*10	.9	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Clearwater Insurance Company.
*10	.10	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Hudson Insurance Company.
*10	.11	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Newline Underwriting Management Ltd.
10.12		Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.13		Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.14		Term Note dated as of June 19, 2001, including Postponement Agreement dated as of January 31, 2002 related thereto (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.15		Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

Number		Title of Exhibit

10.16		Indemnification Agreement in favor of Odyssey Reinsurance Corporation from Fairfax Financial Holdings Limited dated as of March 20, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.17		Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.18		Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.19		Odyssey Re Holdings Corp. Restricted Share Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.20		Odyssey Re Holdings Corp. Stock Option Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.21		Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.22		Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.23		Odyssey America Reinsurance Corporation 401(k) Excess Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.24		Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.25		Exchange Agreement among TIG Insurance Company, ORH Holdings Inc. and Odyssey Re Holdings Corp dated as of June 19, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.26		Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.27		Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.28		Note Purchase Agreement dated as of November 15, 2001 among Odyssey Re Holdings Corp. and the purchasers listed in Schedule A attached thereto, including the form of Notes issued in connection therewith (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.29		Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement filed on March 21, 2002).**
10.30		Credit Agreement dated as of September 23, 2005 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, and the other parties thereto, and the promissory notes executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2005).
*21	.1	List of the Registrant’s Subsidiaries.
*23		Consent of PricewaterhouseCoopers LLP.
*24		Powers of Attorney.

Number		Title of Exhibit

*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement