Form 10-Q
period 2006-03-31
ODYSSEY RE HOLDINGS CORP
filed 2006-05-10
CIK 1137048

As filed with the Securities and Exchange Commission on May 10, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2006	Commission File Number: 1-16535
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	6719	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
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
(Check one):     Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 1, 2006

Common Stock, $.01 Par Value Per Share	69,119,330

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION
PART I — Item 1.     Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $2,634,338 and $2,674,999, respectively)	$2,559,819	$2,629,827
Equity securities:
Common stocks, at fair value (cost $599,733 and $589,394, respectively)	669,054	605,768
Common stocks, at equity	379,125	534,427
Short-term investments, at cost which approximates fair value	353,630	199,503
Cash and cash equivalents	1,981,946	1,528,427
Cash collateral for borrowed securities	265,270	240,642
Other invested assets	186,988	188,799

Total investments and cash	6,395,832	5,927,393
Accrued investment income	34,367	46,843
Premiums receivable	516,511	550,496
Reinsurance recoverable on paid losses	106,748	140,881
Reinsurance recoverable on unpaid losses	1,087,487	1,206,785
Prepaid reinsurance premiums	77,084	84,696
Funds held by reinsureds	159,021	172,896
Deferred acquisition costs	162,655	171,350
Federal and foreign income taxes	158,370	251,423
Other assets	116,448	67,475

Total assets	$8,814,523	$8,620,238

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,113,739	$5,117,708
Unearned premiums	808,281	834,485
Reinsurance balances payable	122,912	160,185
Funds held under reinsurance contracts	171,926	167,020
Debt obligations	568,987	469,155
Obligation to return borrowed securities	105,687	82,543
Other liabilities	182,705	165,704

Total liabilities	7,074,237	6,996,800

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 69,242,857 shares issued	692	692
Additional paid-in capital	982,469	984,571
Treasury shares, at cost (130,056 and 115,325 shares, respectively)	(3,162)	(2,916)
Unearned stock compensation	—	(1,770)
Accumulated other comprehensive income, net of deferred income taxes	88,532	118,657
Retained earnings	671,715	524,164

Total shareholders’ equity	1,740,286	1,623,438

Total liabilities and shareholders’ equity	$8,814,523	$8,620,238

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended March 31,

	2006	2005

REVENUES
Gross premiums written	$592,811	$673,477
Ceded premiums written	56,811	63,942

Net premiums written	536,000	609,535
(Increase) decrease in unearned premiums	17,452	(45,411)

Net premiums earned	$553,452	$564,124
Net investment income	123,347	65,115
Net realized investment gains	78,608	151

Total revenues	755,407	629,390

EXPENSES
Losses and loss adjustment expenses	350,362	413,235
Acquisition costs	122,379	115,090
Other underwriting expenses	35,186	37,320
Other expense, net	7,194	7,190
Interest expense	8,817	6,406

Total expenses	523,938	579,241

Income before income taxes	231,469	50,149

Federal and foreign income tax provision (benefit):
Current	73,144	27,384
Deferred	6,617	(10,956)

Total federal and foreign income tax provision	79,761	16,428

Net income	151,708	33,721
Preferred dividends	(1,997)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$149,711	$33,721

BASIC
Weighted average common shares outstanding	68,405,277	64,236,299
Basic earnings per common share	$2.19	$0.52
DILUTED
Weighted average common shares outstanding	72,557,991	69,913,234
Diluted earnings per common share	$2.07	$0.49
DIVIDENDS
Dividends declared per common share	$0.031	$0.031

COMPREHENSIVE INCOME (LOSS)
Net income	$151,708	$33,721
Other comprehensive loss, net of tax	(30,125)	(19,810)

Comprehensive income	$121,583	$13,911

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended
	March 31,

	2006	2005

PREFERRED SHARES (par value)
Balance, beginning of period	$40	$—
Issued during the period	—	—

Balance, end of period	40	—

COMMON SHARES (par value)
Balance, beginning of period	692	651
Issued during the period	—	—

Balance, end of period	692	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	984,571	791,896
Cumulative effect of change in accounting for unearned stock compensation	(1,770)	—
Net effect of share-based compensation	(332)	(2,256)

Balance, end of period	982,469	789,640

TREASURY STOCK (at cost)
Balance, beginning of period	(2,916)	(9,426)
Purchases during the period	(2,342)	(556)
Reissuance during the period	2,096	2,836

Balance, end of period	(3,162)	(7,146)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	(1,770)	(2,818)
Cumulative effect of change in accounting for unearned stock compensation	1,770	—
Amortization of restricted shares during the period	—	145

Balance, end of period	—	(2,673)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	118,657	136,849
Unrealized net depreciation on securities, net of reclassification adjustment	(40,731)	(9,163)
Foreign currency translation adjustments	10,606	(10,647)

Balance, end of period	88,532	117,039

RETAINED EARNINGS
Balance, beginning of period	524,164	637,850
Net income	151,708	33,721
Dividends declared to preferred shareholders	(1,997)	—
Dividends paid to common shareholders	(2,160)	(2,026)

Balance, end of period	671,715	669,545

TOTAL SHAREHOLDERS’ EQUITY	$1,740,286	$1,567,056

COMMON SHARES OUTSTANDING
Balance, beginning of period	69,127,532	64,754,978
Net treasury shares reissued (acquired)	(14,731)	92,287

Balance, end of period	69,112,801	64,847,265

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,708	$33,721
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	49,625	(45,795)
Increase (decrease) in unearned premiums	(18,593)	45,067
Increase in unpaid losses and loss adjustment expenses	115,329	139,935
(Increase) decrease in federal and foreign income taxes receivable	109,277	(3,956)
(Increase) decrease in deferred acquisition costs	8,696	(7,925)
Other assets and liabilities, net	(18,392)	(4,470)
Net realized investment gains	(78,608)	(151)
Bond discount amortization, net	(3,339)	(2,204)

Net cash provided by operating activities	315,703	154,222

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	4,090	68
Sales of fixed income securities	96,892	225,886
Purchases of fixed income securities	(103,012)	(343,431)
Sales of equity securities	236,188	43,388
Purchases of equity securities	(24,324)	(121,835)
Purchases of other invested assets	(7,320)	(25,350)
Net change in cash collateral for borrowed securities	(24,628)	(2,343)
Net change in obligation to return borrowed securities	20,642	(9,449)
Net increase in short-term investments	(152,343)	(1,777)

Net cash provided by (used in) investing activities	46,185	(234,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from debt issuance	99,286	—
Purchase of treasury shares	(2,342)	(556)
Dividends paid to preferred shareholders	(1,944)	—
Dividends paid to common shareholders	(2,160)	(2,026)

Net cash provided by (used in) financing activities	92,840	(2,582)

Effect of exchange rate changes on cash and cash equivalents	(1,209)	(2,474)

Increase (decrease) in cash and cash equivalents	453,519	(85,677)
Cash and cash equivalents, beginning of period	1,528,427	1,150,748

Cash and cash equivalents, end of period	$1,981,946	$1,065,071

Supplemental disclosures:
Income taxes paid (recovered)	$(30,326)	$20,396

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
      Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s (collectively, “Newline”); Hudson Insurance Company (“Hudson”); and Hudson Specialty Insurance Company (“Hudson Specialty”). As of March 31, 2006, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 80.3% of OdysseyRe.
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP has been omitted since it is not required for interim reporting purposes. Readers should review the Company’s 2005 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all adjustments which, in management’s opinion, are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results for a full year. Certain amounts from prior periods have been reclassified to conform with current presentations.
      The Company has previously restated its consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as its unaudited statements as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with reinsurance contracts entered into by the Company between 1998 and 2004. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. The total cumulative impact of the restatement through September 30, 2005 was to decrease shareholders’ equity by $35.6 million, after tax. The aggregate net effect of the restatement for the three months ended March 31, 2005 was to decrease net income to common shareholders by $2.4 million after tax or $0.04 per fully diluted common share.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Earnings Per Share
      Net income per common share for the three months ended March 31, 2006 and 2005 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Three Months Ended March 31,

	2006	2005

Net income	$151,708	$33,721
Preferred dividends	(1,997)	—

Net income available to common shareholders — basic	149,711	33,721
Interest expense on 4.375% convertible senior debentures, net of tax	565	782

Net income available to common shareholders — diluted	$150,276	$34,503

Weighted average common shares outstanding — basic	68,405,277	64,236,299

Effect of dilutive shares:
4.375% convertible senior debentures	3,736,844	5,164,476
Stock options	135,330	188,017
Restricted shares	280,540	324,442

Total effect of dilutive shares	4,152,714	5,676,935

Weighted average common shares outstanding — diluted	72,557,991	69,913,234

Net earnings per common share:
Basic	$2.19	$0.52
Diluted	2.07	0.49

3.	Stock Based Compensation Plans
      Effective January 1, 2006, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) 123R “Share-Based Payments,” which is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. The prospective method requires the application of the fair value based method to compensation awards granted, modified or settled on or after the date of adoption. The approach to account for share-based payments in SFAS 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires the expense related to all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements. Pro forma disclosure of the impact of fair value share-based payments is no longer an alternative to financial statement recognition.
      The Company had previously adopted the expense recognition provisions of SFAS 123, on a prospective basis, effective January 1, 2003, and since that date has included the expense related to stock options granted subsequent to January 1, 2003 in its statements of operations. In addition, the Company has historically expensed the compensation cost associated with its restricted stock plan beginning with the initial grant in 2002. Accordingly, the effect of adopting SFAS 123R did not have a material effect on the Company’s results of operations or financial position. In accordance with SFAS 123R, deferred compensation of $1.8 million as of January 1, 2006 related to restricted stock grants has been reclassified from unearned stock compensation to additional paid-in capital. Subsequent to January 1, 2006, deferred compensation related to restricted stock grants will be recognized in additional paid-in capital. For the three months ended March 31, 2006, the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recognized an expense related to all stock options granted of $0.3 million, of which $0.1 million related to the adoption of SFAS 123R. For the three months ended March 31, 2005, prior to the adoption of SFAS 123R, for stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in APB 25, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123R for all outstanding stock-based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income and net income per common share for the three months ended March 31, 2005 (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2005

Net income, as reported	$33,721
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	79
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(172)

Pro forma net income	$33,628

Net income per common share:
As reported:
Basic	$0.52
Diluted	0.49
Pro forma:
Basic	$0.52
Diluted	0.49
      The Company reclassified amounts related to the issuance of restricted stock and the amortization of those grants issued during 2005 and 2004 (there were no grants issued during 2003), which were previously recorded in unearned stock compensation, to be reflected in additional paid-in capital, each a component of shareholders’ equity. The reclassification resulted in a decrease in additional paid-in capital of $8.9 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively, with $4.4 million attributable to the three months ended March 31, 2005. A corresponding offset to unearned stock compensation for the same amounts was recorded in each respective period. The reclassification has no effect on the Company’s shareholders’ equity or net income for any of the periods or on a cumulative basis.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments
      A summary of the Company’s investment portfolio as of March 31, 2006, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,556,285	$478	$114,080	$1,442,683
States, municipalities and political subdivisions	176,896	2,117	2,390	176,623
Foreign governments	365,890	13,590	1,154	378,326
All other corporate	535,267	40,079	13,159	562,187

Total fixed income securities	2,634,338	56,264	130,783	2,559,819

Common stocks, at fair value:
Banks, trusts and insurance companies	222,178	55,835	3,864	274,149
Industrial, miscellaneous and all other	377,555	23,655	6,305	394,905

Total common stocks	599,733	79,490	10,169	669,054

Short-term investments:
United States government, government agencies and authorities	155,478	—	—	155,478
All other	198,152	—	—	198,152

Total short-term investments	353,630	—	—	353,630

Cash and cash equivalents	1,981,946	—	—	1,981,946
Cash collateral for borrowed securities	265,270	—	—	265,270

Total	$5,834,917	$135,754	$140,952	$5,829,719

      Common stocks under equity accounting were carried at $379.1 million as of March 31, 2006, reflecting gross unrealized appreciation of $98.8 million and no gross unrealized depreciation. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $187.0 million as of March 31, 2006, reflecting gross unrealized appreciation of $8.5 million and gross unrealized depreciation of $0.1 million.
      As of March 31, 2006, fixed income securities had a dollar weighted average rating of “AA,” as measured by Standard & Poor’s, and an average yield to maturity, based on fair values, of 5.1% before investment expenses. As of March 31, 2006 the duration of fixed income securities was 9.5 years. Including cash and cash equivalents, the duration was 5.1 years.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s investment portfolio as of December 31, 2005, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,557,978	$2,275	$48,902	$1,511,351
States, municipalities and political subdivisions	181,110	3,931	875	184,166
Foreign governments	353,019	19,806	4	372,821
All other corporate	582,892	27,371	48,774	561,489

Total fixed income securities	2,674,999	53,383	98,555	2,629,827

Common stocks, at fair value:
Banks, trusts and insurance companies	223,338	41,060	286	264,112
Industrial, miscellaneous and all other	366,056	8,997	33,397	341,656

Total common stocks	589,394	50,057	33,683	605,768

Short-term investments:
United States government, government agencies and authorities	6,564	—	—	6,564
All other	192,939	—	—	192,939

Total short-term investments	199,503	—	—	199,503

Cash and cash equivalents	1,528,427	—	—	1,528,427
Cash collateral for borrowed securities	240,642	—	—	240,642

Total	$5,232,965	$103,440	$132,238	$5,204,167

      Common stocks under equity accounting were carried at $534.4 million as of December 31, 2005, reflecting gross unrealized appreciation of $189.8 million and no gross unrealized depreciation. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $188.8 million as of December 31, 2005, reflecting gross unrealized appreciation of $5.8 million and gross unrealized depreciation of $2.1 million.
      As of December 31, 2005, fixed income securities had a dollar weighted average rating of “AA,” as measured by Standard & Poor’s, and an average yield to maturity, based on fair values, of 7.1% before investment expenses. As of December 31, 2005 the duration of fixed income securities was 9.9 years. Including cash and cash equivalents, the duration was 6.0 years.
      The fair values of fixed income securities and common stocks (at fair value) are based on the quoted market prices of the investments as of the close of business on March 31, 2006 and December 31, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Net Investment Income and Realized Gains (Losses)
      The following table sets forth the components of net investment income for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Interest on fixed income securities	$34,919	$30,862
Dividends on common stocks, at fair value	2,815	2,320
Net income of common stocks, at equity	63,585	25,144
Interest on cash and short-term investments	19,496	9,302
Other invested assets	9,752	4,655

Gross investment income	130,567	72,283
Less: investment expenses	2,975	4,831
Less: interest on funds held under reinsurance contracts	4,245	2,337

Net investment income	$123,347	$65,115

      The following table sets forth the components of net realized investment gains and losses for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Fixed income securities:
Realized investment gains	$10,991	$11,803
Realized investment losses	1,126	7,093

Net realized investment gains	9,865	4,710

Equity securities:
Realized investment gains	95,426	17,717
Realized investment losses	305	31,111

Net realized investment gains (losses)	95,121	(13,394)

Derivative securities:
Realized investment gains	8,681	22,838
Realized investment losses	33,813	14,811

Net realized investment gains (losses)	(25,132)	8,027

Other securities:
Realized investment gains	9,389	8,505
Realized investment losses	10,635	7,697

Net realized investment gains (losses)	(1,246)	808

Total realized investment gains:
Realized investment gains	124,487	60,863
Realized investment losses	45,879	60,712

Net realized investment gains	$78,608	$151

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in gross realized investment losses for the three months ended March 31, 2006 and 2005 are $3.0 million and $23.5 million, respectively, related to realized investment losses on the other-than-temporary write-down of fixed income and equity investments. The amount for 2006 reflects $3.0 million attributable to private equity investments, which are included in other securities. The amount for 2005 reflects $6.6 million attributable to fixed income securities and $16.9 million related to equity securities.

(b)	Unrealized Appreciation (Depreciation)
      The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Fixed income securities	$(29,347)	$(43,215)
Equity securities	(37,971)	28,366
Other invested assets	4,655	752

Change in unrealized net appreciation of investments	(62,663)	(14,097)
Provision for deferred income taxes	21,932	4,934

Net change in unrealized net appreciation of investments	$(40,731)	$(9,163)

(c)	Common Stocks, at Equity
      Common stocks, at equity, totaled $379.1 million as of March 31, 2006, compared to $534.4 million as of December 31, 2005. Included in common stocks, at equity, is our investment in HWIC Asia Fund (“HWIC Asia”) of $216.4 million as of March 31, 2006, compared to $371.9 million as of December 31, 2005.
      The Company’s interest in HWIC Asia, an investment vehicle that primarily invests in public foreign equities, has been reflected in the Company’s consolidated financial statements in accordance with the equity method of accounting since the second quarter of 2005. The other investors in HWIC Asia are predominantly Fairfax affiliates. The carrying value of investments reflected in the underlying value of HWIC Asia is established at their fair value based on quoted market prices. In accordance with the equity method of accounting, interest and dividend income, and realized gains and losses of HWIC Asia are included in net investment income. The net amount of unrealized appreciation or depreciation of the Company’s proportional interest in investments held by HWIC Asia, net of applicable deferred income taxes, is reflected in the Company’s shareholders’ equity in accumulated other comprehensive income. The Company recorded unrealized appreciation, net of deferred income taxes, of $51.8 million and $111.3 million as of March 31, 2006 and December 31, 2005, respectively, related to its interest in HWIC Asia.
      During the second quarter of 2005, it was determined that the equity method of accounting is appropriate, based on a review of the overall structure of HWIC Asia and the Company’s ownership interests and rights. The Company’s interest in HWIC Asia was previously consolidated beginning in the third quarter of 2004. This reclassification during the second quarter of 2005 had no effect on the Company’s consolidated shareholders’ equity or net income. Certain prior period amounts have been presented on a basis consistent with the current presentation under the equity method of accounting.
      During the first quarter of 2006, the Company redeemed 49% of its economic interest in HWIC Asia, or 2.9 million shares, for cash consideration of $215.3 million, resulting in a pre-tax realized investment gain of $87.7 million. The consideration received upon redemption was based on the fair value of HWIC Asia at each

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the redemption dates. As a result of the redemption, as of March 31, 2006, the Company’s voting interest in HWIC Asia is 30.4% (39.2% as of December 31, 2005) and its economic interest in a portfolio of invested assets of HWIC Asia which share similar investment criteria as those of the Company is 39.6% (56.2% as of December 31, 2005). There were no redemptions in the 2005 period.
      The Company’s equity in the net income of HWIC Asia, which excludes the realized investment gains from the share redemption discussed above, is included in pre-tax net investment income and is comprised of the following items (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Equity in net investment income of HWIC Asia	$(288)	$(239)
Equity in net realized capital gains of HWIC Asia	63,821	25,300

Equity in net income of HWIC Asia, before taxes	$63,533	$25,061

      Including realized investment gains of $87.7 million related to the redemption of HWIC Asia shares in the first quarter of 2006, total realized investment gains from the Company’s interest in HWIC Asia were $151.5 million pre-tax for the three months ended March 31, 2006 and $25.3 million for the three months ended March 31, 2005.

(d)	Restricted Assets
      The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of March 31, 2006, restricted assets totaled $1.1 billion, with $709.1 million included in fixed income securities and the remaining balance of $423.3 million included in short-term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accumulated Other Comprehensive Income (Loss)
      The following table shows the components of the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Beginning balance of accumulated other comprehensive income	$118,657	$136,849

Beginning balance of unrealized net appreciation on securities	107,040	84,412
Ending balance of unrealized net appreciation on securities	66,309	75,249

Current period change in unrealized net appreciation on securities	(40,731)	(9,163)

Beginning balance of foreign currency translation adjustments	12,822	53,662
Ending balance of foreign currency translation adjustments	23,428	43,015

Current period change in foreign currency translation adjustments	10,606	(10,647)

Beginning balance of minimum pension liability	(1,205)	(1,225)
Ending balance of minimum pension liability	(1,205)	(1,225)

Current period change of minimum pension liability	—	—

Current period change in accumulated other comprehensive income	(30,125)	(19,810)

Ending balance of accumulated other comprehensive income	$88,532	$117,039

      The components of comprehensive income (loss) for the three months ended March 31, 2006 and 2005 are shown in the following table (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Net income	$151,708	$33,721

Other comprehensive income (loss), before tax:
Unrealized net appreciation on securities arising during the period	(62,904)	(16,084)
Reclassification adjustment for realized gains included in net income	241	1,987
Foreign currency translation adjustments	16,317	(16,380)

Other comprehensive loss, before tax	(46,346)	(30,477)

Tax benefit (expense):
Unrealized net appreciation on securities arising during the period	22,016	5,629
Reclassification adjustment for realized gains included in net income	(84)	(695)
Foreign currency translation adjustments	(5,711)	5,733

Total tax expense	16,221	10,667

Other comprehensive loss, net of tax	(30,125)	(19,810)

Comprehensive income	$121,583	$13,911

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,117,708	$4,224,624
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	1,206,785	1,052,733

Net unpaid losses and loss adjustment expenses, beginning of period	3,910,923	3,171,891

Add: Losses and loss adjustment expenses incurred related to:
Current year	326,618	364,458
Prior years	23,744	48,777

Total losses and loss adjustment expenses incurred	350,362	413,235

Less: Paid losses and loss adjustment expenses related to:
Current year	32,135	53,990
Prior years	274,435	218,502

Total paid losses and loss adjustment expenses	306,570	272,492

Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	78,000	—
Effects of exchange rate changes	(6,463)	(809)

Net unpaid losses and loss adjustment expenses, end of period	4,026,252	3,311,825
Add: Ceded unpaid losses and loss adjustment expenses, end of period	1,087,487	1,020,238

Gross unpaid losses and loss adjustment expenses, end of period	$5,113,739	$4,332,063

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of the respective period ends. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.
      Losses and loss adjustment expenses incurred related to prior years were $23.7 million and $48.8 million for the three months ended March 31, 2006 and 2005, respectively. Prior period losses and loss adjustment expenses for the three months ended March 31, 2006 include $5.6 million related to 2005 and prior catastrophe activity, which includes an increase in loss estimates for Hurricane Rita, which occurred during the third quarter of 2005, of $9.4 million, offset by reductions in estimates for other catastrophes of $3.8 million. The remaining amount of prior period losses of $18.1 million in 2006 was predominantly attributable to U.S. casualty classes of business written in 2001 and prior, including asbestos exposures, partially offset by favorable development of losses and loss adjustment expenses on business written in 2002 through 2005. Prior period losses and loss adjustment expenses for the three months ended March 31, 2005 include $19.7 million related to 2004 and prior catastrophe activity, principally related to four Florida

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami, all of which occurred during the second half of 2004. The remaining amount of prior period losses of $29.1 million in 2005 was predominantly attributable to U.S. casualty classes of business written in 2001 and prior, partially offset by favorable development of losses and loss adjustment expenses on business written in 2002 through 2004.
      The Company is the beneficiary of reinsurance protection covering certain amounts of its 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax. This 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, the Company paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, the Company accounts for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract which are in excess of $97.0 million in the aggregate have been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain is amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, the Company has utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. The Company ceded losses of $4.4 million to the 1995 Stop Loss Agreement for the three months ended March 31, 2005 which are deferred over the estimated remaining settlement period. There were no cessions to this agreement for the three months ended March 31, 2006. As it was the Company’s intention at the time of the assignment to nSpire Re to continue to have the contract be accounted for as prospective reinsurance, the Company requested that nSpire Re pay $78.0 million due under the contract prior to the expected settlement period, which allows the Company to record a portion of the benefit for losses previously ceded under the contract. The Company received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses, which increase by $78.0 million. In connection with the receipt of this cash, the Company has recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and loss adjustment expenses for the three months ended March 31, 2006. The Company recognized $2.8 million ($1.8 million after tax), of the cumulative deferred gain under the 1995 Stop Loss Agreement for the three months ended March 31, 2005. The cash payment of $78.0 million represents a permanent reduction in the amount of reinsurance recoverable from nSpire Re. The reinsurance recoverable on unpaid losses related to this agreement was $97.0 million as of March 31, 2006 and $175.0 million as of December 31, 2005, fully secured by letters of credit, and will be received in future periods as the underlying claims are settled. The unamortized deferred gain included in the Company’s consolidated balance sheets as of March 31, 2006 and December 31, 2005 is $26.3 million and $45.6 million, respectively.
      The Company uses tabular reserving for workers’ compensation indemnity reserves, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2002. Reserves reported at the discounted value were $119.7 million and $126.1 million as of March 31, 2006 and December 31, 2005, respectively. The amount of case reserve discount was $61.5 million and $61.1 million as of March 31, 2006 and December 31, 2005, respectively. The amount of incurred but not reported reserve discount was $29.4 million and $29.2 million as of March 31, 2006 and December 31, 2005, respectively.

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to losses from asbestos, environmental pollution and latent injury damage claims and resulting exposures. Gross unpaid asbestos and environmental losses and loss adjustment expenses

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of March 31, 2006 were $320.3 million, representing 6.3% of total gross unpaid losses and loss adjustment expenses compared to $315.1 million, or 6.2% of total gross unpaid losses and loss adjustment expenses, as of December 31, 2005. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of Company and external trends in reported loss and claim payments.
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
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the three months ended March 31, 2006 and 2005, is set forth in the table below (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$274,724	$242,151
Add: Gross losses and loss adjustment expenses incurred	15,000	52
Less: Gross calendar year paid losses and loss adjustment expenses	8,743	7,675

Gross unpaid losses and loss adjustment expenses, end of period	$280,981	$234,528

Net unpaid losses and loss adjustment expenses, beginning of period	$119,268	$82,710
Add: Net losses and loss adjustment expenses incurred	(11,423)	1,472
Less: Net calendar year paid losses and loss adjustment expenses	4,957	—
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	34,768	—

Net unpaid losses and loss adjustment expenses, end of period	$137,656	$84,182

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2006	2005

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$40,420	$29,898
Add: Gross losses and loss adjustment expenses incurred	(45)	4,089
Less: Gross calendar year paid losses and loss adjustment expenses	1,009	908

Gross unpaid losses and loss adjustment expenses, end of period	$39,366	$33,079

Net unpaid losses and loss adjustment expenses, beginning of period	$13,522	$16,251
Add: Net losses and loss adjustment expenses incurred	(2,867)	100
Less: Net calendar year paid losses and loss adjustment expenses	1,292	—
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	10,565	—

Net unpaid losses and loss adjustment expenses, end of period	$19,928	$16,351

      Net losses and loss adjustment expenses for asbestos claims decreased $11.4 million for the three months ended March 31, 2006. Included in this amount is a $5.0 million net reserve increase which was reduced by the $16.4 million benefit recognized as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Environmental net losses and loss adjustment expenses for the three months ended March 31, 2006 reflect a $2.9 million benefit as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Net losses and loss adjustment expenses are net of amounts ceded to the 1995 Stop Loss Agreement, increased by amounts collected from nSpire Re under the 1995 Stop Loss Agreement prior to the settlement period. The $78.0 million payment from nSpire Re under the 1995 Stop Loss Agreement, as discussed in more detail in Note 6, was allocated to asbestos and environmental reserves, based on the distribution of stop loss ceded reserves prior to the receipt of $78.0 million. As the Company received the $78.0 million in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses.
      The Company’s survival ratio for asbestos and environmental related liabilities as of March 31, 2006 is 11 years. The Company’s underlying survival ratio for environmental related liabilities is eight years and for asbestos related liabilities is 11 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, on March 31, 2006, divided by the average paid asbestos and environmental claims for the last three years of $18.6 million, which are net of reinsurance but prior to amounts ceded to the 1995 Stop Loss Agreement.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt Obligations
      The components of debt obligations are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2006	2005

7.49% Senior Notes due 2006	$40,530	$40,729
7.65% Senior Notes due 2013	224,670	224,659
6.875% Senior Notes due 2015	124,267	124,247
Series A Floating Rate Senior Debentures due 2021	50,000	—
Series B Floating Rate Senior Debentures due 2016	50,000	—
4.375% Convertible Senior Debentures due 2022	79,520	79,520

Total debt obligations	$568,987	$469,155

      On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The debentures were sold in two tranches, $50.0 million of series A due February 2021 and $50.0 million of series B due February 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to 3-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The interest rate from February 22, 2006 through March 16, 2006 on each series of debentures was 6.97% per annum. Pursuant to the terms of the indentures, as a result of the delay in filing the Company’s Annual Report on Form 10-K, the annual interest rate on each series of debentures was increased, as of March 17, 2006, to 3-month LIBOR plus 3.20%, which equaled 8.12%. This interest rate remained in effect until March 31, 2006, after which it reverted to 6.97% through June 14, 2006. The series A debentures are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the series B debentures are callable by the Company in 2009 at their par value, plus accrued and unpaid interest.
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
      In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrues on the Convertible Notes at a fixed rate of 4.375% per annum, which is due semi-annually on June 15 and December 15. The Convertible Notes have been redeemable at the Company’s option since June 22, 2005. Each holder of Convertible Notes may, at its option, require the Company to repurchase all or a portion of its Convertible Notes on June 22, 2007, 2009, 2012 and 2017. Under certain conditions specified in the indenture under which the Convertible Notes were issued, each Convertible Notes holder has the right to convert its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions include the common stock of the Company trading at or above $25.54 per share for a specified period of time. As of March 31, 2006, such conditions had not been met and therefore the Convertible Notes were not convertible as of such date. Upon conversion of the Convertible Notes, the Company may choose to deliver, in lieu of the Company’s common

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares, cash or a combination of cash and common shares. The Company repurchased $30.4 million principal value of the Convertible Notes during 2005. No Convertible Notes were repurchased during the three months ended March 31, 2006 and 2005.
      In December 2001, the Company issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed rate of 7.49% per annum, which is due semi-annually on May 31 and November 30. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the 7.49% senior notes. Immediately following the issuance of the 7.49% senior notes, the Company entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable rate of interest. In May 2003, the Company settled the interest rate swap for a pre-tax gain of $6.4 million. In accordance with hedge accounting, a basis adjustment equivalent to the $6.4 million pre-tax gain was made, increasing the carrying value of the 7.49% senior notes. The basis adjustment is being recognized into income over the remaining life of the 7.49% senior notes. In conjunction with the prepayment of the 7.49% senior notes, a portion of the basis adjustment was immediately recognized. As of March 31, 2006, the aggregate principal amount of the 7.49% senior notes outstanding was $40.0 million and the remaining basis adjustment was $0.5 million. Pursuant to the terms of the Company’s 7.49% senior notes, the Company is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability. As of March 31, 2006, the Company was in compliance with all covenants.
      Aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2006	$40,000
2013	225,000
2015	125,000
2016	50,000
2021	50,000
2022	79,520

Total	$569,520

      On September 23, 2005, the Company entered into a credit agreement that provides for a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. Wachovia Bank, N.A. is the administrative agent for the credit facility. As of March 31, 2006, there was $51.8 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear interest at the “London Interbank Offer Rate” (“LIBOR”), which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility replaced the Company’s $90.0 million facility, which was terminated on September 23, 2005 and had a maturity date of September 27, 2005.

9.	Segment Reporting
      The Company’s operations are managed through four operating segments: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facultative basis. The EuroAsia division writes primarily treaty and facultative property business. The London Market division operates through two distribution channels, Newline at Lloyd’s, which focuses on casualty insurance, and the London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard automobile.
      The financial results of these divisions for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

			London	U.S.
Three Months Ended March 31, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$232,512	$135,737	$84,776	$139,786	$592,811
Net premiums written	222,316	128,606	75,559	109,519	536,000
Net premiums earned	$241,850	$128,572	$83,176	$99,854	$553,452

Losses and loss adjustment expenses	171,380	74,690	51,091	53,201	350,362
Acquisition costs and other underwriting expenses	79,949	33,296	19,952	24,368	157,565

Total underwriting deductions	251,329	107,986	71,043	77,569	507,927

Underwriting income (loss)	$(9,479)	$20,586	$12,133	$22,285	45,525

Net investment income					123,347
Net realized investment gains					78,608
Other expense, net					(7,194)
Interest expense					(8,817)

Income before income taxes					$231,469

Underwriting ratios:
Losses and loss adjustment expenses	70.8%	58.1%	61.4%	53.3%	63.3%
Acquisition costs and other underwriting expenses	33.1	25.9	24.0	24.4	28.5

Combined ratio	103.9%	84.0%	85.4%	77.7%	91.8%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Three Months Ended March 31, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$298,667	$139,229	$97,343	$138,238	$673,477
Net premiums written	293,537	128,067	89,781	98,150	609,535
Net premiums earned	$272,105	$132,329	$91,246	$68,444	$564,124

Losses and loss adjustment expenses	207,107	101,854	61,848	42,426	413,235
Acquisition costs and other underwriting expenses	82,545	34,450	21,024	14,391	152,410

Total underwriting deductions	289,652	136,304	82,872	56,817	565,645

Underwriting income (loss)	$(17,547)	$(3,975)	$8,374	$11,627	(1,521)

Net investment income					65,115
Net realized investment gains					151
Other expense, net					(7,190)
Interest expense					(6,406)

Income before income taxes					$50,149

Underwriting ratios:
Losses and loss adjustment expenses	76.1%	77.0%	67.8%	62.0%	73.3%
Acquisition costs and other underwriting expenses	30.3	26.0	23.0	21.0	27.0

Combined ratio	106.4%	103.0%	90.8%	83.0%	100.3%

10.	Commitments and Contingencies
      On September 7, 2005, the Company announced that it had been advised by Fairfax, the Company’s majority shareholder, that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, the Company has provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of the Company’s financial results announced on February 9, 2006. The Company is cooperating fully in addressing its obligations under this subpoena. This inquiry is ongoing, and the Company continues to comply with requests from the SEC and the U.S. Attorney’s office, including questions with respect to the Company’s accounting for transactions that were part of the restatement. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). London Life had alleged that Odyssey America improperly administered the Agreements and sought a determination of its liability under the Agreements. Odyssey America sought enforcement of the Agreements. The arbitration hearing commenced in November 2005 and concluded in January 2006. On March 9, 2006, the arbitration panel issued its

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
decision (Interim Final Award and Decision), confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. The arbitration panel directed the parties to resolve two remaining issues, representing, in the aggregate, less than $1.0 million, pre-tax. The resolution of this arbitration will have no material impact on the Company’s consolidated financial statements.
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Discovery has commenced and is expected to be completed in the second quarter of 2006. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the amount in dispute under the Treaties that has not been recorded by the Company as of March 31, 2006 could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will not go to trial prior to the third quarter of 2006. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      During the second quarter of 2004, Odyssey America pledged to the Society and Council of Lloyd’s the equivalent of £110 million of U.S. Treasury Notes (“the pledged assets”) on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 8.9% held by OdysseyRe. nSpire Re, a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value under total investments and cash in OdysseyRe’s consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to the OdysseyRe’s liquidity and capital resources. In January 2006, Odyssey America received assets with a value of approximately £38 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38 million in new funds at Lloyd’s. The capital resources of Advent, including its newly deposited funds at Lloyd’s, are available first to support Advent’s underwriting activities. Following this return of assets, Odyssey America continues to have approximately

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
£72.0 million pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      The Company participates in Lloyd’s through its 100% ownership of Newline Syndicate 1218, where the Company provides 100% of the capacity for Newline Syndicate 1218. The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of its capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash denominated in Pounds Sterling, with a fair value of $277.1 million as of March 31, 2006, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value under total investments and cash in the Company’s consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Ranger to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax, and at the inception of the agreement, no consideration was received by Clearwater. Ranger paid Clearwater $0.1 million in 2004 in connection with this agreement. There were no amounts received from Ranger prior to 2004. The potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ outstanding case loss reserves as of March 31, 2006. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Ranger provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement. The Company does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia, in the event Falcon becomes insolvent. OdysseyRe holds a 44.0% economic interest in Fairfax Asia. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. Odyssey America was given the option to reinsure a portion of the business written by Falcon. The option was not exercised and terminated on December 31, 2005. For the three months ended March 31, 2006 and 2005, Falcon paid $0.1 million and $0.2 million, respectively, to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $49.0 million, based on Falcon’s loss reserves as of March 31, 2006. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $37.4 million as of March 31, 2006. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its liquidity and capital resources.
      The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility has not been established as of March 31, 2006, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company recognized an other-than-temporary write-down of $2.3 million in the carrying value of ORE for the three months ended March 31, 2006. The total other-than-temporary write-down of the Company’s carrying value of ORE, including amounts recognized in 2005, is $4.7 million.
      The Company and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of the Company’s business operations. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to the financial condition or results of operations of the Company.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefits
      The Company maintains a qualified, non-contributory, defined benefit pension plan (“Defined Benefit Pension Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. The Company also maintains two non-qualified excess benefit plans (“Excess Benefit Plans”) that provide officers and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. In addition, certain health care and life insurance benefits for retired employees (“Postretirement Benefit Plan”) are provided by the Company. Substantially all employees may become eligible for these postretirement benefits if they reach retirement age while working for the Company.
      Net periodic cost, before taxes, included in the Company’s consolidated statements of operations for the three months ended March 31, 2006 and 2005 is comprised of the following components (in thousands):

	Three Months
	Ended March 31,

	2006	2005

Defined Benefit Pension Plan:
Service cost	$1,099	$836
Interest cost	667	590
Return on assets	(609)	(572)
Recognized net actuarial loss	153	12
Net amortization and deferral	14	14

Net benefit cost	$1,324	$880

Excess Benefit Plans:
Service cost	$193	$172
Interest cost	200	200
Recognized net actuarial loss	85	83
Recognized prior service cost	(9)	(9)
Other	17	17

Net benefit cost	$486	$463

Postretirement Benefit Plan:
Service cost	$385	$282
Interest cost	151	121
Curtailment credit	—	(26)
Net amortization and deferral	(21)	—

Net benefit cost	$515	$377

      No contributions have been made to these plans during the three months ended March 31, 2006. A $2.0 million contribution was made to the Defined Benefit Pension Plan during the three months ended March 31, 2005.

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
      Our gross premiums written for the three months ended March 31, 2006 were $592.8 million, a decrease of $80.7 million, or 12.0%, compared to gross premiums written for the three months ended March 31, 2005 of $673.5 million. Our business outside of the United States accounted for 43.0% of our gross premiums written for the three months ended March 31, 2006, compared to 42.6% for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, we had net income available to common shareholders of $149.7 million and $33.7 million, respectively. As of March 31, 2006, we had total assets of $8.8 billion and total shareholders’ equity of $1.7 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 91.8% for the three months ended March 31, 2006, compared to 100.3% for the three months ended March 31, 2005.
      We operate our business through four divisions: the Americas, EuroAsia, London Market and U.S. Insurance.
      The Americas division writes property and casualty reinsurance on a treaty and facultative basis , in the United States, Canada and Latin America.
      The EuroAsia division consists of our international reinsurance business, which is geographically dispersed, mainly throughout the European Union, followed by Japan, Eastern Europe, the Pacific Rim, and the Middle East.
      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, and our London branch office. The London Market division writes insurance and reinsurance business worldwide.
      The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard automobile.
Critical Accounting Estimates
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

      We review our critical accounting estimates and assumptions on a quarterly basis. These reviews include the estimate of reinsurance premiums and premium related amounts, establishing deferred acquisition costs, an evaluation of the adequacy of reserves for unpaid losses and LAE, review of our reinsurance and retrocession agreements, an analysis of the recoverability of deferred income tax assets and an evaluation of the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.
      Readers should review our 2005 Annual Report on Form 10-K for a more complete description of our critical accounting estimates.

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
      The following table displays, by division, the estimates included in our consolidated financial statements as of March 31, 2006 and 2005 and December 31, 2005 and 2004 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	As of	As of	Change
	March 31,	December 31,	Year to	March 31,	December 31,	Year to
Division	2006	2005	Date	2005	2004	Date

	Gross Premiums Written
Americas	$266.9	$280.3	$(13.4)	$280.2	$274.1	$6.1
EuroAsia	125.0	122.9	2.1	121.9	115.6	6.3
London Market	53.3	73.0	(19.7)	57.5	61.2	(3.7)

Total	$445.2	$476.2	$(31.0)	$459.6	$450.9	$8.7

	Acquisition Costs
Americas	$57.2	$60.4	$(3.2)	$65.8	$68.2	$(2.4)
EuroAsia	42.5	36.5	6.0	41.2	34.5	6.7
London Market	3.4	6.6	(3.2)	8.5	8.9	(0.4)

Total	$103.1	$103.5	$(0.4)	$115.5	$111.6	$3.9

	Premiums Receivable
Americas	$209.7	$219.9	$(10.2)	$214.4	$205.9	$8.5
EuroAsia	82.5	86.4	(3.9)	80.7	81.1	(0.4)
London Market	49.9	66.4	(16.5)	49.0	52.3	(3.3)

Total	$342.1	$372.7	$(30.6)	$344.1	$339.3	$4.8

	As of	As of	Change	As of	As of	Change
	March 31,	December 31,	Year to	March 31,	December 31,	Year to
Division	2006	2005	Date	2005	2004	Date

	Unearned Premium Reserve
Americas	$167.5	$172.6	$(5.1)	$190.6	$162.7	$27.9
EuroAsia	78.7	96.6	(17.9)	79.9	97.3	(17.4)
London Market	17.6	22.2	(4.6)	13.5	13.6	(0.1)

Total	$263.8	$291.4	$(27.6)	$284.0	$273.6	$10.4

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
      Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company which represents more than 2.6% of our gross premiums written for the three months ended March 31, 2006. As a result, we believe the risks of material changes over time are mitigated.
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
      We rely on initial and subsequent claims reports received from ceding companies to establish our estimate of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $26.4 million and $17.3 million as of March 31, 2006 and December 31, 2005, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.
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
      The most significant assumptions underlying our estimate of losses and LAE reserves are as follows: (i) that the information developed from internal and external sources can be used to develop reasonable estimates of loss experience for business written by us; (ii) that historical loss emergence trends are indicative of future loss development trends; and (iii) that no provision is made for extraordinary future emergence of new classes of losses or types of losses not sufficiently represented in our historical data base or that are not yet quantifiable.
      Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. Actual results exceeded our estimates of losses and LAE for the three months ended March 31, 2006 and 2005 by 0.6% and 1.5%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the best information we have available at any given point in time and our assumptions based upon that information. Every 1% point difference in actual results compared to our reserves as of March 31, 2006 will impact pre-tax income by $40.3 million.

      If a change were to occur in the frequency and severity of outstanding claim reserves as of March 31, 2006, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

2.50% unfavorable change	$100.7
5.00% unfavorable change	201.3
7.50% unfavorable change	302.0
      Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future emergence for certain segments of our business. In recent years, we experienced claim frequency and severity greater than expectations that were established based on a review of the prior years’ loss trends, particularly for business written in the period 1997 through 2001. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time, which resulted in price competition and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the late 1990s through the early 2000s.
      The Americas division reported net adverse loss development for prior years of $39.9 and $46.0 million for the three months ended March 31, 2006 and 2005, respectively. These increases were principally related to increased loss estimates for United States casualty business written in the period 1997 through 2001. Partially offsetting this increase was a decline in loss estimates for United States casualty business written since 2001. Based on the review of cedant reported losses received during the three months ended March 31, 2006, we revised our loss ratio assumptions, which generated an increase in ultimate losses on United States casualty business written in the period 1997 through 2001. The specific lines of business generating most of the increase include general liability and excess workers’ compensation. The difficulty in anticipating the ultimate losses attributable to business written during 1997 through 2001 for these lines of business is due to an increase in the frequency and severity of claims over expectations that were established based on information available in prior years. This includes estimating the cost of known claims and, more importantly, estimating the cost of claims where no reports have yet been made. In addition, the ability to anticipate the ultimate value of losses is made difficult by the long period of time which elapses before an actual loss is known and determinable. Competitive market conditions during the 1997 to 2001 period have resulted in unexpectedly prolonged emergence patterns as a result of: (i) an increasing level of deductibles, (ii) expanded coverage, (iii) expanded policy terms and (iv) a proliferation of corporate improprieties and bankruptcies. Losses attributable to general liability and excess workers’ compensation classes of business during the 1997 to 2001 period have also demonstrated a higher incidence of severity due to relatively broad coverage available under policy forms used during these periods. These factors have adversely impacted our ability to estimate losses and LAE in subsequent periods attributable to business written during this period.
      The EuroAsia division reported net favorable loss development for prior years of $4.3 million, and net adverse loss development of $9.0 million for the three months ended March 31, 2006 and 2005, respectively. The reduction in prior year loss estimates for the three months ended March 31, 2006 is driven by favorable loss emergence trends in non-proportional personal accident as well as miscellaneous proportional property coverages. These reserve reductions more than offset prior year loss estimate increases for non-proportional property risk and non-proportional motor liability coverages. For the three months ended March 31, 2005, $7.8 million of prior period development is due to Typhoon Songda and the Indonesian earthquake and resulting tsunami. The remaining $1.2 million is related principally to non-proportional auto liability.
      The London Market division reported net favorable loss development for prior years of $0.4 million and $5.0 million for the three months ended March 31, 2006 and 2005, respectively. The reduction in prior year loss estimates for the three months ended March 31, 2006 results from favorable loss emergence trends for proportional auto, satellite, and aviation business written during 2003 through 2004, offsetting loss emergence on the 2005 hurricanes, particularly Hurricane Rita. Net favorable development for three months ended March 31, 2005 is principally due to non-catastrophe property and auto liability experience.
      The U.S. Insurance division reported net favorable loss development for prior years of $11.5 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. The reduction in prior year loss estimates during the three months ended March 31, 2006 results from favorable loss emergence trends for medical malpractice and commercial auto business. The reduction in prior year loss estimates for the three months ended March 31, 2005 results from favorable loss emergence trends for property risk coverages.
      The following table provides detail on loss and LAE development, by division, for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months
	Ended March 31,

	2006	2005

Americas	$39.9	$46.0
EuroAsia	(4.3)	9.0
London Market	(0.4)	(5.0)
U.S. Insurance	(11.5)	(1.2)

Total loss and LAE development	$23.7	$48.8

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
      The following table summarizes, by type of reserve, the unpaid losses and LAE reserve as of March 31, 2006 and December 31, 2005. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of March 31, 2006			As of December 31, 2005

	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves

			(In millions)
Americas
Gross	$1,869.3	$1,214.7	$3,084.0	$1,889.8	$1,245.2	$3,135.0
Ceded	(541.7)	(129.7)	(671.4)	(605.5)	(187.0)	(792.5)

Net	$1,327.6	$1,085.0	$2,412.6	$1,284.3	$1,058.2	$2,342.5

EuroAsia
Gross	$277.0	$227.9	$504.9	$267.5	$212.1	$479.6
Ceded	(10.3)	(4.7)	(15.0)	(9.7)	(5.3)	(15.0)

Net	$266.7	$223.2	$489.9	$257.8	$206.8	$464.6

London Market
Gross	$402.3	$618.6	$1,020.9	$345.6	$664.3	$1,009.9
Ceded	(125.2)	(101.1)	(226.3)	(112.8)	(110.6)	(223.4)

Net	$277.1	$517.5	$794.6	$232.8	$553.7	$786.5

U.S. Insurance
Gross	$125.6	$378.3	$503.9	$121.6	$371.6	$493.2
Ceded	(50.2)	(124.5)	(174.7)	(49.6)	(126.3)	(175.9)

Net	$75.4	$253.8	$329.2	$72.0	$245.3	$317.3

Total
Gross	$2,674.2	$2,439.5	$5,113.7	$2,624.5	$2,493.2	$5,117.7
Ceded	(727.4)	(360.0)	(1,087.4)	(777.6)	(429.2)	(1,206.8)

Net	$1,946.8	$2,079.5	$4,026.3	$1,846.9	$2,064.0	$3,910.9

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
      We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of March 31, 2006, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $137.7 million and $19.9 million, respectively. See Note 7 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.
      The following tables provide the gross and net asbestos and environmental losses and LAE incurred for the three months ended March 31, 2006 and 2005 (in millions).

	Three Months
	Ended March 31,

	2006	2005

Asbestos
Gross losses and LAE incurred	$15.0	$—
Net losses and LAE incurred	(11.4)	1.5

Environmental
Gross losses and LAE incurred	$—	$4.1
Net losses and LAE incurred	(2.9)	0.1
      The $11.4 million benefit for net asbestos losses and LAE incurred is comprised of a $5.0 million net reserve increase which was reduced by the $16.4 million benefit recognized as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Environmental net losses and LAE for the three months ended March 31, 2006 reflect a $2.9 million benefit as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement.
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

Reinsurance and Retrocessions
      We purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on our insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple contracts. To protect against this risk, we purchase catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. The maximum recovery from a major United States catastrophic event in 2005 was $75.0 million, increased by proportional protection covering targeted portions of our property business. Specific reinsurance protections are also placed to protect selected portions of our business outside of the United States. As of December 31, 2005, our catastrophe excess of loss reinsurance protection available for losses in the United States was exhausted by losses incurred by Hurricanes Katrina, Rita and Wilma. Based on the cost of property catastrophe reinsurance, we currently do not expect to purchase a similar amount of coverage for catastrophe risks across our reinsurance portfolio in 2006. The ultimate amount of coverage we purchase will be considered in establishing the maximum amount of catastrophe exposure assumed by us during 2006.
      We seek to limit the probable maximum loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum after tax loss, including the effect of reinsurance protection and applicable reinstatement premiums, to a maximum of approximately 15% of statutory surplus for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although this can change based on market opportunities. There can be no assurances that we will not incur losses greater than 15% of our statutory surplus from one or more catastrophic events due to the inherent uncertainties in estimating the frequency and severity of such events, the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, and the modeling techniques and the application of such techniques.
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
      Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts (in millions) for these items follow:

	Three Months
	Ended March 31,

	2006	2005

Premiums Written
Direct	$192.5	$195.7
Add: assumed	400.3	477.7
Less: ceded	56.8	63.9

Net	$536.0	$609.5

Premiums Earned
Direct	$192.2	$173.9
Add: assumed	425.6	453.8
Less: ceded	64.3	63.6

Net	$553.5	$564.1

      The total amount of reinsurance recoverables on paid and unpaid losses as of March 31, 2006 and December 31, 2005 was $1,194.2 million and $1,347.7 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables and assumed reinsurance balances as of March 31, 2006 and December 31, 2005 was $40.8 million and $37.2 million, respectively.
      We are the beneficiary of reinsurance protection covering certain amounts of our 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax. This 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, we paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and LAE and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, we account for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract which are in excess of $97.0 million in the aggregate have been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain is amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, we utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. We ceded losses of $4.4 million to the 1995 Stop Loss Agreement for the three months ended March 31, 2005 which are deferred over the estimated remaining settlement period. There were no cessions to this agreement for the three months ended March 31, 2006. As it was our intention at the time of the assignment to nSpire Re to continue to have the contract be accounted for as prospective reinsurance, we requested that nSpire Re pay $78.0 million due under the contract prior to the expected settlement period, which allows us to record a portion of the benefit for losses previously ceded under the contract. We received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. In connection with the receipt of this cash, we recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and LAE for the three months ended March 31, 2006. We recognized $2.8 million ($1.8 million after tax), of the cumulative deferred gain under the 1995 Stop Loss Agreement for the three months ended March 31, 2005. The cash payment of $78.0 million represents a permanent reduction in the amount of reinsurance recoverable from nSpire Re. The reinsurance recoverable on unpaid losses related to this agreement was $97.0 million as of March 31, 2006 and $175.0 million as of December 31, 2005, fully secured by letters of credit, and will be received in future periods as the underlying claims are settled. The unamortized deferred gain included in our consolidated balance sheets as of March 31, 2006 and December 31, 2005 is $26.3 million and $45.6 million, respectively.
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
      In addition to the Whole Account Excess of Loss Agreements, we entered into a three-year aggregate excess of loss reinsurance contract protecting our United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified us for losses in excess of an annual retention, subject to an annual limit of liability. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of our total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. We maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for 1999 and 2000. A minimum interest credit is applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. As of March 31, 2006, the loss payment account had a zero balance.
      The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreements for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months
	Ended
	March 31,

Coverage period	2006	2005

Prior years	$0.2	$(4.5)
2000 underwriting year	0.2	2.2
2001 underwriting year	—	(2.2)

Total	$0.4	$(4.5)

      The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the three months ended March 31, 2006 and 2005 is as follows (in millions):

	Three Months
	Ended March 31,

	2006	2005

Ceded earned premium	$(0.1)	$1.0
Ceded acquisition costs	0.7	0.4
Ceded losses and LAE	0.4	(4.5)

Net underwriting income (loss)	1.0	(3.1)
Interest expense	(4.2)	(2.3)

Income (loss) before income taxes	$(3.2)	$(5.4)

      We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $69.5 thousand and $13.2 thousand for the three months ended March 31, 2006, and 2005 respectively.
Premium Outlook
      We currently expect our total gross premiums written to decline by approximately 12% for the year ended December 31, 2006 as compared to 2005. This primarily reflects a reduction in the amount of reinsurance business we will write in 2006 on a proportional basis in certain classes of business, particularly for catastrophe exposed property business in the United States. Where appropriate, we intend to migrate proportional business to an excess of loss basis, which has the effect of reducing written premiums attributable to the coverage. We believe this more effectively allocates our capital resources in line with the underlying characteristics of the business. Proportional business represented 56.5% of our reinsurance gross premiums written for the year ended December 31, 2005, compared to 49.8% for the 3 months ended March 31, 2006. Included in our gross premiums written in 2005 is $70.4 million in reinstatement premiums primarily attributable to the 2005 hurricanes. In the absence of similar catastrophes in 2006, we would not expect these premium amounts to recur in 2006. In addition, while pricing generally remains adequate across the casualty market, we expect a decline in casualty classes of business, reflecting lower levels of reinsurance purchased by our customers and increased competition in certain specialty classes.
Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Underwriting Results
      Gross Premiums Written. Gross premiums written for the three months ended March 31, 2006 decreased by $80.7 million, or 12.0%, to $592.8 million compared to $673.5 million for the three months ended March 31, 2005, as reflected in the following table (in millions):

	Three Months
	Ended March 31,		Change

Division	2006	2005	$	%

Americas	$232.5	$298.7	$(66.2)	(22.2)%
EuroAsia	135.7	139.2	(3.5)	(2.5)
London Market	84.8	97.4	(12.6)	(12.9)
U.S. Insurance	139.8	138.2	1.6	1.2

Total gross premiums written	$592.8	$673.5	$(80.7)	(12.0)%

      Total reinsurance gross premiums written for the three months ended March 31, 2006 were $400.3 million compared to $477.8 million for 2005, a decrease of 16.2%. Total insurance gross premiums written for the three months ended March 31, 2005, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of London Market), were $192.5 million, compared to $195.7 million for 2005, a decrease of 1.6%. For the three months ended March 31, 2006, total reinsurance gross premiums written represented 67.5% (70.9% in 2005) of our business and insurance represented the remaining 32.5% (29.1% in 2005) of our business.
      Americas. Gross premiums written in the Americas division for the three months ended March 31, 2006 were $232.5 million, a decrease of $66.2 million, or 22.2%, as compared to $298.7 million for the three months ended March 31, 2005. These amounts represented 39.2% of our gross premiums written for the three months ended March 31, 2006 and 44.4% for the three months ended March 31, 2005. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $198.2 million for the three months ended March 31, 2006 decreased $50.0 million, or 20.2%, compared to $248.2 million for the three months ended March 31, 2005. The decline in gross premiums written reflects the cancellation and non-renewal of non-traditional accounts, which accounted for a decrease of $23.6 million during the quarter, and a decrease across casualty classes of business due to more competitive market conditions, particularly in professional liability and automobile classes. Property business increased by $3.5 million or 6.0% during the quarter to $61.3 million but is expected to decline in 2006 as we reduce proportional business, particularly in peak catastrophe zone, in favor of excess of loss business which will have the effect of reducing written premiums.

•	Latin America — Gross premiums written of $30.3 million for the three months ended March 31, 2006 decreased $7.4 million, or 19.6%, compared to $37.7 million for the three months ended March 31, 2005. The decrease was primarily due to the non-renewal of facultative property contracts due to price competition, which is expected to continue to reduce gross premiums written through 2006.

•	Canada — Gross premiums written of $4.0 million for the three months ended March 31, 2006 decreased $8.8 million, or 68.9%, compared to $12.8 million for the three months ended March 31, 2005. The reduction in gross premiums written was primarily due to the cancellation of certain personal automobile business by ceding companies based on their decision to retain more of its business. In certain cases, this included the return of unearned premiums to the ceding company.
      EuroAsia. Gross premiums written in the EuroAsia division for the three months ended March 31, 2006 were $135.7 million, a decrease of $3.5 million, or 2.5%, as compared to $139.2 million for the three months ended March 31, 2005. These amounts represented 22.9% of our gross premiums written for the three months ended March 31, 2006 and 20.7% in the corresponding period of 2005. This decrease is primarily attributable to exchange rate movements between the first quarter of 2006 compared to 2005 as the U.S. dollar strengthened against the Euro, reflecting higher volume of property and marine business, offset by lower volume in motor, credit and bonds and liability classes of business.
      London Market. Gross premiums written in the London Market division for the three months ended March 31, 2006 were $84.8 million, a decrease of $12.6 million or 12.9% as compared to $97.4 million for the three months ended March 31, 2005. These amounts represented 14.3% of our gross premiums written for the three months ended March 31, 2006 and 14.5% for the three months ended March 31, 2005. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $32.1 million for the three months ended March 31, 2006 decreased $7.9 million, or 19.8%, compared to $39.9 million for the three months ended March 31, 2005. Gross premiums written from property business, which represents 41.7% of London Branch for the three months ended March 31, 2006, decreased by $5.3 million, or 28.5%, for the three months ended March 31, 2006 compared to the corresponding period of 2005, as ceding companies are choosing to retain more business. Marine and aviation business showed little change for the three months ended March 31, 2006 compared to the corresponding period in 2005. Casualty business decreased by $3.1 million or 32.2% in 2006 compared to the corresponding period of 2005 due to the non-renewal of business that did not meet our underwriting criteria.

•	Newline — Gross premiums written of $52.7 million for the three months ended March 31, 2006 decreased $4.8 million, or 8.3%, compared to $57.5 million for the three months ended March 31, 2005. The decrease was primarily attributable to lower liability business which generally reflects more competitive market conditions, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the three months ended March 31, 2006 were $139.8 million, an increase of $1.6 million, or 1.2%, as compared to $138.2 million for the three months ended March 31, 2005. These amounts represented 23.6% of our gross premiums written for the three months ended March 31, 2006 and 20.5% for the three months ended March 31, 2005. There were no meaningful new programs added during this quarter. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division of $2.4 million and $4.2 million for the three months ended March 31, 2006 and 2005, respectively. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the three months ended March 31, 2006 decreased by $0.2 million, or 0.1%, over the corresponding period of 2005. Lines of business which experienced the greatest change in gross premiums written during the quarter are as follows:

•	Professional liability gross premiums written increased $6.1 million, or 24.9%, to $30.6 million for the three months ended March 31, 2006 from $24.5 million for the three months ended March 31, 2005. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical malpractice gross premiums written were $49.8 million for the three months ended March 31, 2006, a decrease of $2.2 million, or 4.2%, from $52.0 million for the three months ended March 31, 2005. Medical malpractice, our largest line of business in the U.S. Insurance division, represented

35.6% of gross premiums written in U.S. Insurance for the three months ended March 31, 2006. The decrease largely reflects more competitive market conditions in the states where we conduct business.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $2.6 million, or 11.2%, to $20.1 million from $22.7 million for the three months ended March 31, 2006 and 2005, respectively.

      Ceded Premiums Written. Ceded premiums written for the three months ended March 31, 2006 decreased by $7.1 million, or 11.1%, to $56.8 million (9.6% of gross premiums written) from $63.9 million (9.5% of gross premiums written) for the three months ended March 31, 2005. The decrease in ceded premiums written is due to the overall decrease in gross premiums written, combined with increased retentions in our U.S. Insurance business, as premiums ceded decreased by $9.8 million in the first quarter of 2006 to 21.7% of gross premiums written for the three months ended March 31, 2006 from 29.0% in the comparable 2005 period. Ceded premiums written relating to our Whole Account and Facultative Excess of Loss Agreements were $0.1 million (premiums payable by us) for the three months ended March 31, 2006 compared to a $1.5 million reduction in ceded premiums written (premiums receivable by us) for the three months ended March 31, 2005, in each case based on the amount of losses ceded under each the agreements. The increase of $1.6 million for the three months ended March 31, 2006 was primarily attributable to premium adjustments under the agreements during the first quarter of 2005 relating to losses previously ceded.
      Net Premiums Written. Net premiums written for the three months ended March 31, 2006 decreased by $73.5 million, or 12.1%, to $536.0 million from $609.5 million for the three months ended March 31, 2005. Net premiums written represent gross premiums written less ceded premiums written. Net premiums written decreased over 2005 consistent with the 12.0% decrease in gross premiums written and the 11.1% decrease in ceded premiums written.
      Net Premiums Earned. Net premiums earned for the three months ended March 31, 2006 decreased by $10.6 million, or 1.9%, to $553.5 million, from $564.1 million for the three months ended March 31, 2005. Net premiums earned decreased by $30.2 million, or 11.1%, in the Americas division, by $8.1 million, or 8.8%, in the London Market division and by $3.8 million, or 2.8%, in the EuroAsia division, offset by an increase in the U.S. Insurance division of $31.4 million, or 45.9%. The decrease in net earned premiums is less than the decrease in net premiums written. The lower level of net premiums written for the three months ended March 31, 2006 will continue to be reflected in our statements of operations as reduced net premiums earned in subsequent quarters.
      Losses and Loss Adjustment Expenses. Net losses and LAE incurred decreased 15.2% to $350.4 million for the three months ended March 31, 2006, from $413.2 million for the three months ended March 31, 2005 as follows (in millions):

	Three Months
	Ended March 31,		Change

	2006	2005	$	%

Gross losses and LAE incurred	$421.3	$455.3	$(34.0)	(7.5)%
Less: ceded losses and LAE incurred	70.9	42.1	28.8	68.4

Net losses and LAE incurred	$350.4	$413.2	$(62.8)	(15.2)%

      The decrease in losses and LAE was principally related to a decline in premium earned of $10.6 million and to a decline in current year catastrophe events of $16.9 million, ($9.2 million for the three months ended March 31, 2006 versus $26.1 million for the three months ended March 31, 2005). Losses and LAE for the three months ended March 31, 2006 include unfavorable development of $23.7 million attributable to 2005 and prior years, which reflects $5.6 million for prior year catastrophe events, principally due to Hurricane Rita, and $5.0 million related to asbestos losses, with the remainder principally related to U.S. casualty classes of business written in 2001 and prior. For the three months ended March 31, 2005, losses and LAE reflect $26.1 million for current year property catastrophe events occurring during the three months ended March 31, 2005, which reflects $21.1 million related to Windstorm Erwin. Losses and LAE incurred during the three months ended March 31, 2005 include $48.8 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, and $19.7 million for catastrophe events occurring prior to 2005.
      Ceded losses and LAE incurred for the three months ended March 31, 2006 increased by $28.8 million, or 68.4%, to $70.9 million, from $42.1 million for the three months ended March 31, 2005. The net benefit from the 1995 Stop Loss Agreement, recorded as an increase in ceded losses, for the three months ended March 31, 2006 increased to $19.3 million from $2.8 million for the three months ended March 31, 2005. In addition, cessions to the Whole Account Excess of Loss Agreements were insignificant for the three months ended March 31, 2006 and decreased ceded incurred losses by $6.3 million for three months ended March 31, 2005.
      The loss and LAE ratio for the three months ended March 31, 2006 and 2005 and the percentage point change for each of our divisions and in total is as follows:

	Three Months
	Ended
	March 31,		Percentage
			Point
Division	2006	2005	Change

Americas	70.8%	76.1%	(5.3)
EuroAsia	58.1	77.0	(18.9)
London Market	61.4	67.8	(6.4)
U.S. Insurance	53.3	62.0	(8.7)

Total loss and LAE ratio	63.3%	73.3%	10.0

      The following tables reflect total losses and LAE as reported for each division and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (NPE), for the three months ended March 31, 2006 and 2005 (in millions):

As of March 31, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$171.4	70.8%	$74.7	58.1	$51.1	61.4%	$53.2	53.3%	$350.4	63.3%
Catastrophe Losses:
2006 Events	5.1	2.1	3.7	2.8	0.4	0.5	—	0.0	9.2	1.7
Hurricanes Katrina, Rita and Wilma	1.8	0.7	0.2	0.2	7.3	8.7	—	0.0	9.3	1.7
All Other Prior Years	(1.3)	(0.5)	(0.3)	(0.2)	(2.1)	(2.5)	—	0.0	(3.7)	(0.7)

Total catastrophe losses	5.6	2.3%	3.6	2.8%	5.6	6.7%	—	0.0%	14.8	2.7%
Prior period loss development including prior period catastrophe losses	$39.9	16.5%	$(4.3)	(3.3)%	$(0.4)	(0.4)%	$(11.5)	(11.5)%	$23.7	4.3%

As of March 31, 2005

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$207.1	76.1%	$101.9	77.0%	$61.8	67.8%	$42.4	62.0%	$413.2	73.3%
Catastrophe Losses:
Windstorm Erwin	—	0.0	19.1	14.4	2.0	2.2	—	0.0	21.1	3.7
Other 2005 Events	2.3	0.8	—	0.0	2.7	2.9	—	0.0	5.0	0.9
2004 Florida Hurricanes	8.6	3.2	—	0.0	1.8	1.9	—	0.0	10.4	1.8
All Other Prior Years	—	0.0	7.8	5.9	1.5	1.6	—	0.0	9.3	1.7

Total catastrophe losses	10.9	4.0%	26.9	20.3%	8.0	8.6%	—	0.0%	45.8	8.1%
Prior period loss development including prior period catastrophe losses	$46.0	16.9%	$9.0	6.8%	$(5.0)	(5.5)%	$(1.2)	(1.8)%	$48.8	8.6%

      Americas Division — Losses and LAE decreased $35.7 million, or 17.2%, to $171.4 million for the three months ended March 31, 2006, from $207.1 million for the three months ended March 31, 2005. This resulted in a loss and LAE ratio of 70.8% for the three months ended March 31, 2006, compared to 76.1% for the three months ended March 31, 2005. The decrease in losses and LAE was due to a decline of earned premium of $30.3 million (or 11.1%). Losses and LAE in the three months ended March 31, 2006 period includes adverse development of $39.9 million attributable to 2005 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior, (includes adverse development of $0.5 million from prior period catastrophe losses). For the three months ended March 31, 2005, losses and LAE reflect $10.9 million for property catastrophe events including the 2004 Florida Hurricanes. Losses and LAE for the three months ended March 31, 2005 include an increase of $46.0 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business written in 2001 and prior (includes adverse development of $8.6 million from prior period catastrophe losses).
      EuroAsia Division — Losses and LAE decreased $27.2 million, or 26.7%, to $74.7 million for the three months ended March 31, 2006, from $101.9 million for the three months ended March 31, 2005. This resulted in a loss and LAE ratio of 58.1% for the three months ended March 31, 2006, compared to 77.0% for the three months ended March 31, 2005. This decrease is principally due to a reduction in catastrophe losses of $23.3 million. Losses and LAE for the three months ended March 31, 2006 include a benefit of $4.3 million attributable to 2005 and prior years, principally related to non-proportional liability. For the three months ended March 31, 2005, losses and LAE include $26.9 million for property catastrophe events, including Windstorm Erwin. Losses and LAE in the three months ended March 31, 2005 include an increase of $9.0 million attributable to 2004 and prior years, principally related to prior year catastrophes and non-proportional liability (includes adverse development of $7.8 million from prior period catastrophe losses).
      London Market Division — Losses and LAE decreased $10.7 million, or 17.3%, to $51.1 million for the three months ended March 31, 2006, from $61.8 million for the three months ended March 31, 2005. This resulted in a loss and LAE ratio of 61.4% for the three months ended March 31, 2006, compared to 67.8% for the three months ended March 31, 2005. The decrease in losses and LAE was related to decline in net premiums earned of $8.1 million or 8.8% and lower catastrophe losses. Losses and LAE in the 2005 period include a benefit of $5.0 million attributable to 2004 and prior years (includes adverse development of $3.3 million from prior period catastrophe losses).
      U.S. Insurance Division — Losses and LAE increased $10.8 million, or 25.5%, to $53.2 million for the three months ended March 31, 2006, from $42.4 million for the three months ended March 31, 2005. This resulted in a loss and LAE ratio of 53.3% for the three months ended March 31, 2006, compared to 62.0% for the three months ended March 31, 2005. The increase in losses and LAE was related to the 45.9% increase in net premiums earned and a benefit of $11.5 million on losses and LAE attributable to 2005 and prior years. For the three months ended March 31, 2005, losses and LAE related to 2004 and prior years decreased by $1.2 million.

      Acquisition Costs. Acquisition costs for the three months ended March 31, 2006 were $122.4 million an increase of $7.3 million or 6.3%, compared to $115.1 million for the three months ended March 31, 2005. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 22.1% for the three months ended March 31, 2006, compared to 20.4% for the three months ended March 31, 2005, an increase of 1.7 points. The Americas and London Market divisions’ acquisition ratios increased by 2.4 points and 1.7 points respectively, due to the change in composition of the mix of business written and adjustments to commissions in our Latin America segment, while the EuroAsia division had a slight increase of 0.4 points. The U.S. Insurance division increased 4.5 points due to a decrease in ceded commissions as the division continues to increase its net retentions.
      Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2006 were $35.2 million, compared to $37.3 million for the three months ended March 31, 2005. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.4% for the three months ended March 31, 2006, compared to 6.6% for the three months ended March 31, 2005. The decrease in other underwriting expenses is attributable to reductions in compensation costs, particularly in the London Market, offset by increased legal fees. During the three months ended March 31, 2005, other underwriting expenses included $4.9 million related to the write-off of receivable balances.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended March 31, 2006 and 2005 for each of our divisions:

	Three Months
	Ended
	March 31,		Percentage
			Point
Division	2006	2005	Change

Americas	33.1%	30.3%	2.8
EuroAsia	25.9	26.0	(0.1)
London Market	24.0	23.0	1.0
U.S. Insurance	24.4	21.0	3.4

Total acquisition costs and other underwriting expense ratio	28.5%	27.0%	1.5
      The property and casualty reinsurance and insurance industry uses the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and LAE as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 91.8% for the three months ended March 31, 2006, compared to 100.3% for the three months ended March 31, 2005. The following table reflects the combined ratio for the three months ended March 31, 2006 and 2005 for each of our divisions:

	Three Months
	Ended March 31,		Percentage
			Point
Division	2006	2005	Change

Americas	103.9%	106.4%	(2.5)
EuroAsia	84.0	103.0	(19.0)
London Market	85.4	90.8	(5.4)
U.S. Insurance	77.7	83.0	(5.3)

Total combined ratio	91.8%	100.3%	(8.5)

Investment Results
      Net Investment Income. Net investment income for the three months ended March 31, 2006 increased by $58.2 million, or 89.4%, to $123.3 million, from $65.1 million for the three months ended March 31, 2005. Net investment income is comprised of gross investment income of $130.6 million less investment expenses of $7.2 million for the three months ended March 31, 2006, compared to gross investment income of $72.3 million less investment expenses of $7.2 million for the three months ended March 31, 2005. Higher net investment income for the three months ended March 31, 2006 is primarily attributable to the following:

•	an increase of $1,016.3 million or 19.8% in average invested assets for the three months ended March 31, 2006 over 2005, and higher short term rates over the period;

•	an increase of $38.4 million for the three months ended March 31, 2006 over 2005 in net income due to equity accounting of HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia is comprised of the following items (in millions):

	Three Months
	Ended March 31,

	2006	2005

Equity in net investment income of HWIC Asia	$(0.3)	$(0.2)
Equity in net realized capital gains of HWIC Asia	63.8	25.3

Equity in net income of HWIC Asia, before taxes	$63.5	$25.1

•	a decrease of $1.3 million for the three months ended March 31, 2006 over 2005 in net income due to equity accounting of Advent Capital (Holdings) PLC (“Advent”), a Lloyd’s syndicate which is included in common stock, at equity. This resulted in a net loss of $1.2 million for the three months ended March 31, 2006, from income of $0.1 million in 2005, primarily reflecting catastrophe losses from Hurricanes Katrina, Rita and Wilma during 2005; and

•	an increase of $5.1 million for the three months ended March 31, 2006 over 2005 in net investment income on other invested assets, which primarily reflects income from hedge funds and private equity investments of $7.6 million and $2.9 million for the three months ended March 31, 2006 and March 31, 2005, respectively.
      Excluding the positive impact of realized capital gains attributable to our equity investment in HWIC Asia, net investment income for the three months ended March 31, 2006 was $59.5 million, an increase of $19.7 million or 49.5%, from $39.8 million for the three months ended March 31, 2005. We believe this figure is more representative of investment income from our ongoing investment activities.
      Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains attributable to HWIC Asia, was 4.1% and 3.3% for the three months ended March 31, 2006 and 2005, respectively.
      Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $4.2 million for the three months ended March 31, 2006, represents an increase of $1.9 million, or 81.6%, from $2.3 million for the three months ended March 31, 2005.
      Net Realized Investment Gains. Net realized investment gains of $78.6 million for the three months ended March 31, 2006 increased by $78.4 million from $0.2 million for the three months ended March 31, 2005. The increase in net realized investment gains is principally due to the redemption of shares of HWIC Asia which resulted in a realized gain of $87.7 million, an increase in foreign exchange gains on short-term and cash equivalents of $10.8 million and higher gains on equity securities of $20.9 million, offset by an increase in mark to market realized losses of $40.1 million on derivatives and short positions.
      During the three months ended March 31, 2006 and 2005, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $3.0 million and $23.5 million, respectively, relating to equity, fixed income and other investments. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the three months ended March 31, 2006 were $7.2 million compared to $7.2 million for the three months ended March 31, 2005. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, Sarbanes-Oxley compliance consulting fees, corporate-related legal fees, consulting fees, and compensation expense. The three months ended March 31, 2006 includes $4.5 million in legal and accounting professional fees related to our restatement of financial results and regulatory matters. Amounts for the three months ended March 31, 2005 include $5.3 million related to consulting fees in implementing procedures and documentation relating to compliance requirements under Sarbanes-Oxley.
      Interest Expense. We incurred interest expense related to our debt obligations of $8.8 million and $6.4 million for the three months ended March 31, 2006 and 2005, respectively. The higher amount of interest expense primarily reflects our $100.0 million senior debentures offering completed in February 2006 and our $125.0 million senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Benefit/ Provision. Our federal and foreign income tax provision for the three months ended March 31, 2006 increased by $63.4 million, to $79.8 million, compared to $16.4 million for the three months ended March 31, 2005, resulting from increased pre-tax income. Our effective tax rates were 34.5% and 32.8% for the three months ended March 31, 2006 and 2005, respectively.
      Preferred Dividends. We recorded preferred dividends related to our series A and series B non-cumulative perpetual preferred shares of $2.0 million after-tax for the three months ended March 31, 2006. There were no amounts in the first quarter of 2005, as the preferred shares were issued in October 2005.
Liquidity and Capital Resources
      Our shareholders’ equity increased by $116.9 million, or 7.2%, to $1,740.3 million as of March 31, 2006, from $1,623.4 million as of December 31, 2005. The net increase as of March 31, 2006 compared to December 31, 2005 was attributable to net income of $151.7 million, offset by a decrease in accumulated other comprehensive income of $30.1 million after tax and dividends on preferred and common shares of $4.2 million. Our book value per common share was $23.77 as of March 31, 2006, representing an increase of $1.70, or 7.7%, from the book value per share of $22.07 as of December 31, 2005.
      The net decrease in unrealized appreciation for the three months ended March 31, 2006 principally relates to the realization of gains from HWIC Asia and an increase in interest rates resulting in a reduction in the overall fair value of fixed income securities. These decreases were offset by appreciation in our equity securities portfolio.
      On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.2 million. Use of proceeds was for general corporate purposes, including capital contributions to our operating subsidiaries. The debentures were sold in two tranches, $50.0 million of series A due February 2021, and $50.0 million of series B due February 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to 3-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The interest rate from February 22, 2006 through March 16, 2006 on each series of debentures was 6.97% per annum. Pursuant to the terms of the indentures, as a result of the delay in filing our Annual Report on Form 10-K, the annual interest rate on each series of debentures was increased, as of March 17, 2006, to 3-month LIBOR plus 3.20%, which equaled 8.12%. This interest rate remained in effect until March 31, 2006, after which it reverted to 6.97% through June 14, 2006. The series A debentures are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the series B debentures are callable by us in 2009 at their par value, plus accrued and unpaid interest.
      For a discussion of our other debt obligations, see Note 8 to our Consolidated Financial Statements included in this Form 10-Q.
      Effective December 31, 2005, we received approval from the Connecticut Insurance Commissioner to make a $200.0 million capital contribution to Odyssey America, to be completed prior to February 28, 2006. In February 2006, we completed the $200.0 million capital contribution to Odyssey America, funded with holding company cash, including the proceeds from our financing transactions completed in February 2006.
      Holding company cash and cash equivalents equaled $49.1 million as of March 31, 2006, as compared to $102.4 million as of December 31, 2005. The decrease was principally due to the $200.0 million capital contribution to Odyssey America in February 2006. The holding company received $25.0 million in proceeds from Clearwater in the form of an interest bearing loan, which is expected to be repaid prior to December 31, 2006.
      As a holding company, our assets are principally comprised of the shares of Odyssey America, and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2006, Odyssey America can pay dividends to the holding company of $207.1 million without prior regulatory approval. For the three months ended March 31, 2006, the holding company did not receive any dividends from Odyssey America, as compared to a $10.0 million dividend received from Odyssey America for the three months ended March 31, 2005.
      Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate of claim payments is inherently uncertain and the timing and ultimate amount of actual claim payments will vary based on the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.2 billion during 2006. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of March 31, 2006, our operating subsidiaries maintained cash and cash equivalents of $2.0 billion, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.
      Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 91.1% of our total reinsurance recoverables as of March 31, 2006, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and long term financial profile.

      Our total reinsurance recoverable on paid losses as of March 31, 2006, net of the reserve for uncollectible reinsurance, is $106.7 million. The top ten reinsurers measured on total reinsurance recoverables represent $49.2 million, or 46.1% of the total paid loss recoverable, of which $15.0 million is fully collateralized and the remaining $34.2 million is with highly rated companies. The remaining $57.5 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $5.5 million net of the reserve on uncollectible reinsurance.
      Approximately $41.6 million of our total reinsurance recoverable is current billings, and $19.7 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.
      Cash provided by operations was $315.7 million for the three months ended March 31, 2006, compared to $154.2 million for the three months ended March 31, 2005. This reflects an increase in cash provided by operations of $161.5 million, or 104.7%, over the corresponding period of 2005. The increase principally relates to the $78.0 million received from nSpire Re related to the 1995 Stop Loss Agreement, a $30.3 million income tax recovery received during the three months ended March 31, 2006, compared to taxes paid of $20.4 million in the corresponding period of 2005, and $19.0 million received during the three months ended March 31, 2006 related to a ceded reinsurance agreement.
      Total investments and cash amounted to $6.4 billion as of March 31, 2006, an increase of $468.4 million compared to December 31, 2005. Our average invested assets were $6,161.6 million for the three months ended March 31, 2006, as compared to $5,151.8 million for the three months ended March 31, 2005. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments represented 36.5% and 29.2%, respectively, of our total investments and cash as of March 31, 2006 and December 31, 2005. Total fixed income securities were $2.6 billion as of March 31, 2006. The fixed income securities portfolio has a weighted average security rating of “AA” as measured by Standard and Poor’s. The duration of our investment portfolio, including cash and cash equivalents, was 5.1 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained and our cash provided by operations. We reduced our holdings of equity securities during the first quarter of 2006, principally through the redemption of a portion of our interest in HWIC Asia. We expect to continue to reduce our exposure to equities through the balance of 2006.
      Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of March 31, 2006, we had a receivable for securities sold of $54.5 million, which is included in other assets, and a payable for securities purchased of $0.9 million, which is included in other liabilities.
      During the second quarter of 2004, Odyssey America pledged to the Society and Council of Lloyd’s the equivalent of £110 million of U.S. Treasury Notes (“the pledged assets”) on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 8.9% held by us. nSpire Re, a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value under total investments and cash in our consolidated financial statements and are classified as available for sale. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our liquidity and capital resources. In January 2006, Odyssey America received assets with a value of approximately £38 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38 million in new funds at Lloyd’s. The capital resources of Advent, including its newly deposited funds at Lloyd’s, are available first to support Advent’s underwriting activities. Following this return of assets, Odyssey America continues to have approximately £72.0 million pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      On February 17, 2006, our Board of Directors declared a quarterly cash dividend of $0.03125 per common share to be paid on or before March 31, 2006 to all common shareholders of record as of March 17, 2006, resulting in an aggregate dividend of $2.0 million paid during the first quarter of 2005.
      On February 17, 2006, the Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative series A preferred shares and $0.4906875 per share (equal to 7.851% per annum) on our floating rate series B preferred shares. Total dividends of $2.0 million were paid on April 20, 2006 to series A and series B preferred shareholders of record on March 31, 2006.
      We maintain a credit agreement that provides for a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. As of March 31, 2006, there was $51.8 million outstanding under the credit agreement, all of which was in support of letters of credit.
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
      Our senior unsecured debt is currently rated “BBB — ” by Standard & Poor’s, “Baa3” by Moody’s and “bbb” by A.M. Best. Our series A and series B preferred shares are currently rated “BB” by Standard & Poor’s, “Ba2” by Moody’s and “bb+” by A.M. Best.
      Following our announcement on March 16, 2006 that the filing of our 2005 annual report on Form 10-K would be delayed in connection with the restatement of our consolidated financial results, Standard & Poor’s placed on CreditWatch with negative implications our counterparty credit, senior unsecured debt and preferred stock ratings and the financial strength ratings of our principal operating subsidiaries. In addition, Moody’s revised from “stable” to “negative” the outlook for our senior debt and preferred stock and the insurance financial strength ratings of our principal operating subsidiaries. Further, A.M. Best placed under review with negative implications our debt ratings and the financial strength ratings of our principal operating subsidiaries. Following the March 31, 2006 filing of our 2005 Annual Report on Form 10-K, Standard & Poor’s, Moody’s and A.M. Best Company removed our ratings from “CreditWatch with negative implications”, “negative outlook” and “under review with negative implications”, respectively, and affirmed the financial strength ratings of our principal operating subsidiaries at “A-” (Strong), “A3” (Good Financial Security) and “A” (Excellent), respectively.
Accounting Pronouncements
      Effective January 1, 2006, we adopted, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) 123R “Share-Based Payments,” which is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. The prospective method requires the application of the fair value based method to compensation awards granted, modified or settled on or after the date of adoption. The approach to account for share-based payments in SFAS 123R is similar to the approach described in SFAS 123, however, SFAS 123R requires the expense related to all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements. Pro forma disclosure of the impact of fair value share-based payments is no longer an alternative to financial statement recognition.
      We had previously adopted the expense recognition provisions of SFAS 123, on a prospective basis, effective January 1, 2003, and since that date we have included the expense related to stock options granted subsequent to January 1, 2003 in our statements of operations. In addition, we have historically expensed the compensation cost associated with our restricted stock plan beginning with the initial grant in 2002. Accordingly, the effect of adopting SFAS 123R did not have a material effect on our results of operations or financial position. In accordance with SFAS 123R, deferred compensation of $1.8 million as of January 1, 2006 related to restricted stock grants has been reclassified from unearned compensation to additional paid-in capital. Subsequent to January 1, 2006, deferred compensation related to restricted stock grants will be recognized in additional paid-in capital. For the three months ended March 31, 2006, we recognized an expense related to all stock options granted of $0.3 million, of which $0.1 million related to the adoption of SFAS 123R. For the three months ended March 31, 2005, prior to the adoption of SFAS 123R, for stock options granted during 2002, we accounted for stock-based compensation based on the intrinsic-value method prescribed in APB 25, as permitted under SFAS 123.
      We reclassified amounts related to the issuance of restricted stock and the related amortization for grants issued during 2005 and 2004 (there were no grants issued during 2003), which were initially recorded in unearned stock compensation; however, effective January 1, 2003, SFAS 123 required that the effect of issuing restricted stock be reflected in additional paid-in capital. The reclassification resulted in a decrease in additional paid-in capital of $8.9 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively and $4.4 million for the three months ended March 31, 2005. A corresponding offset to unearned stock compensation for the same amounts in each respective period has been recorded. The reclassification has no effect on our shareholders’ equity or net income for any of the periods or on a cumulative basis.
Off-Balance Sheet Arrangements
      We have certain business arrangements, including certain arrangements with affiliated companies, that have financial implications. A description of these arrangements is provided in Note 10 to our consolidated financial statements included in this Form 10-Q.

PART I — Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment portfolio. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of March 31, 2006, our total investments and cash of $6.4 billion includes $2.6 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk
      The table below displays the potential impact (in millions) of market value fluctuations on our fixed income securities portfolio as of March 31, 2006 and December 31, 2005, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of March 31, 2006			As of December 31, 2005

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(In millions)
200 basis point rise	$2,142.3	$(417.5)	(16.3)%	$2,184.1	$(445.7)	(16.9)%
100 basis point rise	2,333.4	(226.4)	(8.8)	2,386.5	(243.3)	(9.3)
Base Scenario	2,559.8	—	—	2,629.8	—	—
100 basis point decline	2,836.2	276.4	10.8	2,917.3	287.5	10.9
200 basis point decline	3,159.1	599.3	23.4	3,257.8	628.0	23.9
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 5% of the fair market value of the total fixed income portfolio as of March 31, 2006 and December 31, 2005. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of March 31, 2006, we had net unrealized gains of $102.0 million, before taxes, of our total investments and cash, consisting of gross unrealized appreciation of $243.1 million, which is offset by gross unrealized depreciation of $141.1 million, which includes $130.8 million related to fixed income securities.
      We purchase interest rate options from time to time to protect us from movements in interest rates. During the first quarter of 2006, we purchased a 20-year swaption contract, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. This contract replaced a 10 year swaption with a notional amount of $1.0 billion, initially purchased during the second quarter of 2005, which was closed during the first quarter of 2006 for consideration of $4.1 million, resulting in a realized loss of $1.7 million. The swaption gives us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $550.0 million. The option expires during the third quarter of 2006, and if exercised, the interest rate swap would mature during the first quarter of 2026. The cost of the swaption was $9.6 million. The swaption is recorded at fair value of $16.2 million as of March 31, 2006 in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the three months ended March 31, 2006, the change in the fair value of the swaption resulted in a realized gain of $6.6 million.

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
      As of March 31, 2006 and December 31, 2005, 85.7% and 85.4%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 14.3% and 14.6%, respectively, rated below investment grade.
      We have purchased credit default swaps, which are included in other invested assets, that provide a general hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection for a defined period on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of purchasing credit default swaps was $75.6 million at each period end, and the fair value was $29.2 million and $36.2 million, as of March 31, 2006 and December 31, 2005, respectively. The notional amount of credit default swaps was $3.3 billion as of March 31, 2006 and December 31, 2005. The net change in the fair value of the credit default swaps resulted in a net realized loss of $6.9 million and $2.8 million for the three months ended March 31, 2006 and 2005, respectively. The maximum amount we have exposed to credit default swaps as of March 31, 2006 was $29.2 million, which is equal to their fair value as of March 31, 2006.
      As of March 31, 2006 and December 31, 2005, our holdings of financial instruments without quoted prices, or “non-traded investments,” consisted of a collateral loan carried at $4.1 million and $7.3 million, respectively, which is included in other investments. This collateral loan was recorded and valued at its unpaid principal balance. We routinely evaluate the carrying value of these investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments. As a result of this review, we wrote down the carrying value of a collateral loan to zero and we recognized an other-than-temporary write-down of $17.0 million for the year ended December 31, 2005 related to this loan.

Equity Price Risk
      In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. The aggregate notional amount of the transactions was $451.8 million. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps, which had aggregate notional amounts of $458.3 million and $451.8 million as of March 31, 2006 and December 31, 2005, respectively. The margin maintenance requirement related to the total return swaps was $93.7 million and $96.4 million as of March 31, 2006 and December 31, 2005, respectively. The swap transactions terminate during 2006. As of March 31, 2006 and December 31, 2005, we have provided $105.8 million and $104.3 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other liabilities and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the three months ended March 31, 2006 and 2005, the net change in the fair value of the swap transactions resulted in a net realized loss of $20.2 million and a net realized gain of $17.2 million, respectively.
      In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $12.9 million and $13.6 million, with a strike price of approximately 118.5% and 120.0% of the notional amount of the swap transactions as of March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006, two XLF call options, with a notional amount of $59.4 million, expired at a realized loss of $44 thousand. These XLF call options were replaced with one XLF call option purchased for $0.6 million and having a notional amount of $63.0 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit our maximum potential loss on the swap transactions to 18.5% ($89.8 million) and 20.0%

($90.4 million) of the notional amount of the swap transactions as of March 31, 2006 and December 31, 2005, respectively. The call options are recorded at fair value in other liabilities, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the three months ended March 31, 2006 and 2005, the net change in the fair value of these call options resulted in a net realized gain of $0.4 million and a net realized loss of $8.3 million, respectively.
      In addition, as of March 31, 2006 and December 31, 2005, we had short positions of $103.8 million and $83.5 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $105.4 million and $82.5 million, respectively. A net realized loss of $2.5 million for the three months ended March 31, 2006 and a net realized gain of $4.4 million for the three months ended March 31, 2005 were recognized in our consolidated statements of operations. As of March 31, 2006 and December 31, 2005, we provided cash and fixed income securities of $182.9 million and $161.7 million, respectively, as collateral for the borrowed securities.
      In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $1.5 million. The call option is recorded at fair value in other liabilities in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2006 and 2005, the net change in the fair market value of the call option resulted in a net realized loss of $0.1 million and $0.8 million, respectively.
      As of March 31, 2006 and December 31, 2005, 16.4% and 19.2%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 14.9% and 17.7% as of March 31, 2006 and December 31, 2005, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $95.6 million and $104.9 million as of March 31, 2006 and December 31, 2005, respectively, in the fair market value of our total investments and cash.

Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of March 31, 2006 and December 31, 2005, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.3 billion at each period end, or 21.0% and 21.4%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 8.1% and 8.5% of our total investments and cash as of March 31, 2006 and December 31, 2005, respectively, from German securities denominated in the Euro, which represented 5.4% and 5.5%, respectively, and from securities denominated in the Canadian dollar, which represented 4.5% and 4.9% of our total investments and cash as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $134.4 million decline in the fair value of our total investments and cash, before taxes.

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
      Based on our review, we recognized other-than-temporary impairment losses in the amount of $3.0 million, before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains for the three months ended March 31, 2006.
      The following table reflects the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2006 (in millions):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$971.8	$(79.2)	$44	$450.9	$(34.9)	7	$1,422.7	$(114.1)	51
States, municipalities and political subdivisions	99.5	(1.6)	17	21.3	(0.8)	5	120.8	(2.4)	22
Foreign governments	52.1	(1.2)	6	—	—	—	52.1	(1.2)	6
All other corporate	4.6	—	4	1.5	—	2	6.1	—	6

Total investment grade	1,128.0	(82.0)	71	473.7	(35.7)	14	1,601.7	(117.7)	85

Fixed income securities non-investment grade, corporate	146.6	(13.1)	20	—	—	—	146.6	(13.1)	20

Total fixed income securities	1,274.6	(95.1)	91	473.7	(35.7)	14	1,748.3	(130.8)	105
Common stocks, at fair value	107.6	(6.4)	4	165.4	(3.8)	3	273.0	(10.2)	7

Total temporarily impaired securities	$1,382.2	$(101.5)	$95	$639.1	$(39.5)	17	$2,021.3	$(141.0)	112

      We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we have the ability and intent to hold these securities until the fair value recovers the gross unrealized depreciation.

PART I — Item 4.	Controls and Procedures
      As discussed in Note 2 to the consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for 2005 (the “2005 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2003 and 2004 and as of and for each of the quarters in the nine months ended September 30, 2005, to correct accounting errors associated with reinsurance contracts entered into by the Company between 1998 and 2004. The Company’s decision to restate its financial statements followed a re-evaluation by the Company of the accounting considerations previously applied to these transactions. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included in the Company’s 2005 10-K. In connection with the restatement, management identified a material weakness in its internal control over financial reporting, which is described in the Company’s 2005 10-K.
      Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to ensure timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The evaluation was conducted under the supervision of, and with the participation of, the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation, which included comparisons to the criteria in “Internal Controls — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in light of the previously identified material weakness in internal control over financial reporting described in the Company’s 2005 10-K, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures continued to be ineffective at March 31, 2006 because of the material weakness previously identified.
      There were no changes during the period covered by this Quarterly Report in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      To address the material weakness, management is in the process of implementing a remediation plan which will supplement the existing controls of the Company. The remediation plan will address the following elements: (i) the imposition of limitations on the ability for the Company to enter into multi-year, retrospectively-rated contracts, or contracts that include certain features or characteristics that have the effect of allowing the contracts to operate as multi-year, retrospectively-rated contracts; (ii) the implementation of additional monitoring controls which ensures that the accounting of complex reinsurance contracts is reviewed on a quarterly basis; (iii) the adoption of additional controls relating to the purchase of ceded reinsurance, including risk transfer documentation for all ceded reinsurance contracts; (iv) the strengthening of existing controls to ensure enhanced communication with the Company’s accounting department when considering complex reinsurance transactions to be entered into by the Company; (v) the enhancement of the Company’s general underwriting guidelines relating to underwriting restrictions and risk transfer compliance review; and (vi) the implementation of any additional controls which are deemed necessary to address the issues raised during our audit process.
      The material weakness will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the Company’s material weakness will be reviewed with the Audit Committee of the Company’s Board of Directors.
      The Company will disclose any further developments arising as a result of its remediation efforts in future filings with the SEC.

PART II — OTHER INFORMATION

PART II — Item 1.	Legal Proceedings
      On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we have provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006. We are cooperating fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our former chief financial officer have each received a subpoena relating to the above matters. This inquiry is ongoing, and we continue to comply with requests from the SEC and the U.S. Attorney’s office, including questions with respect to the Company’s accounting for transactions that were part of the restatement. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). London Life had alleged that Odyssey America improperly administered the Agreements and sought a determination of its liability under the Agreements. Odyssey America sought enforcement of the Agreements. The arbitration hearing commenced in November 2005 and concluded in January 2006. On March 9, 2006, the arbitration panel issued its decision (Interim Final Award and Decision), confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. The arbitration panel directed the parties to resolve two remaining issues representing, in the aggregate, less than $1.0 million, pre-tax. The resolution of this arbitration will have no material impact on the Company’s consolidated financial statements.
      OdysseyRe and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations. We believe that the outcome of these proceedings, individually or collectively, is not likely to result in judgments that would be material to our financial condition.
      There have been no material changes to the risk factors as previously disclosed in our 2005 Annual Report on Form 10-K filed with the SEC on March 31, 2006.

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
      The following table sets forth purchases made by us of our common shares during the three months ended March 31, 2006. All of the shares repurchased are used to support the grant of restricted shares or the exercise of stock options. We do not have a publicly announced repurchase plan for our common stock at this time.

Total Number
of Shares
				Purchased as	Maximum Number
				Part of Publicly	of Shares that may
	Total Number		Average Price	Announced	yet be Purchased
	of Shares		Paid Per	Plans or	Under the Plans
Period	Purchased		Share	Programs	or Programs

January 1 – January 31, 2006	—		—	—	—
February 1 – February 28, 2006	—		—	—	—
March 1 – March 31, 2006	100,000	(1)	$23.42	—	—

Total	100,000	(1)	$23.42	—	—

(1)	Purchased in open market transactions.
      We intend to continue to make open market repurchases of our common shares to support the grant of restricted shares and the exercise of stock options. As of March 31, 2006, we had 130,056 common shares held in treasury to support such grants and exercises. We also expect to continue to repurchase our Convertible Notes during 2006 in open-market transactions.

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
      We have included in this Form 10-Q filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	uncertainty related to estimated losses from recent catastrophes, including Hurricanes Katrina, Rita and Wilma;

•	a reduction in net income if our loss reserves are insufficient;

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	an inability to realize our investment objectives;

•	the risk that current governmental investigations or related proceedings involving the Company might impact us adversely;

•	the risk that ongoing regulatory developments will disrupt our business or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we do business;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	a change in the requirements of one or more of our current or potential customers relating to counterparty financial strength, claims-paying ratings, or collateral requirements;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	risks relating to our controlling shareholder’s ability to determine the outcome of our corporate actions requiring board or shareholder approval;

•	risks relating to our ability to raise additional capital if it is required;

•	risks related to covenants in our debt agreements;

•	our inability to access our subsidiaries’ cash;

•	loss of services of any of our key employees;

•	risks related to our use of reinsurance brokers;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	failure of our reinsurers to honor their obligations to us;

•	risks associated with the growth of our specialty insurance business and the development of our infrastructure to support this growth;

•	operational and financial risks relating to our utilization of program managers, third-party administrators, and other vendors to support our specialty insurance operations; and

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	risks related to our computer and data processing systems; and

•	acts of war, terrorism or political unrest.
      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006. The information appearing under “Risk Factors” in such prospectus supplement is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — Item 6.	Exhibit Index

NUMBER		TITLE OF EXHIBIT

4.1	2	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series A (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006).
4.1	3	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series B (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006).
*31.1		Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2		Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — ‘Risk Factors‘ in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006).

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: May 10, 2006	By: /s/ Andrew A. Barnard Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: May 10, 2006	By: /s/ Robert Giammarco Name: Robert Giammarco Title: Executive Vice President and Chief Financial Officer