Form 10-Q
period 2006-06-30
ODYSSEY RE HOLDINGS CORP
filed 2006-08-28
CIK 1137048

As filed with the Securities and Exchange Commission on August 28, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2006	Commission File Number: 1-16535
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)
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
(Check one):     Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 25, 2006

Common Stock, $.01 par value per share	69,221,467

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION
PART I — Item 1.     Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005 (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005

		(Restated)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $2,476,459 and $2,645,682, respectively)	$2,319,758	$2,594,937
Equity securities:
Common stocks, at fair value (cost $522,720 and $586,394, respectively)	544,086	601,721
Common stocks, at equity	285,650	566,996
Short-term investments, at cost which approximates fair value	310,110	199,503
Cash and cash equivalents	2,602,848	1,528,427
Cash collateral for borrowed securities	274,114	240,642
Other invested assets	181,133	238,093

Total investments and cash	6,517,699	5,970,319
Accrued investment income	53,277	46,843
Premiums receivable	522,610	550,496
Reinsurance recoverable on paid losses	130,128	140,881
Reinsurance recoverable on unpaid losses	932,844	1,206,785
Prepaid reinsurance premiums	65,283	84,696
Funds held by reinsureds	155,882	172,896
Deferred acquisition costs	152,815	171,350
Federal and foreign income taxes	212,083	234,871
Other assets	66,121	67,475

Total assets	$8,808,742	$8,646,612

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,128,144	$5,117,708
Unearned premiums	758,504	834,485
Reinsurance balances payable	122,452	160,185
Funds held under reinsurance contracts	118,008	167,020
Debt obligations	551,890	469,155
Obligation to return borrowed securities	99,036	82,543
Other liabilities	181,357	176,061

Total liabilities	6,959,391	7,007,157

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 69,242,857 shares issued	692	692
Additional paid-in capital	983,189	984,571
Treasury shares, at cost (63,671 and 115,325 shares, respectively)	(1,546)	(2,916)
Unearned stock compensation	—	(1,770)
Accumulated other comprehensive income (loss), net of deferred income taxes	(26,485)	119,039
Retained earnings	893,461	539,799

Total shareholders’ equity	1,849,351	1,639,455

Total liabilities and shareholders’ equity	$8,808,742	$8,646,612

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)
REVENUES
Gross premiums written	$1,176,870	$1,275,134	$584,059	$601,657
Ceded premiums written	98,051	128,120	41,240	64,178

Net premiums written	1,078,819	1,147,014	542,819	537,479
(Increase) decrease in unearned premiums	59,242	(14,703)	41,790	30,708

Net premiums earned	$1,138,061	$1,132,311	$584,609	$568,187
Net investment income	319,953	116,433	195,561	50,614
Net realized investment gains	159,434	18,619	80,789	22,608

Total revenues	1,617,448	1,267,363	860,959	641,409

EXPENSES
Losses and loss adjustment expenses	746,345	805,785	395,983	392,550
Acquisition costs	246,808	236,020	124,429	120,930
Other underwriting expenses	72,016	72,279	36,830	34,959
Other expense, net	9,935	11,627	2,741	4,437
Interest expense	18,508	13,917	9,691	7,511
Loss on early extinguishment of debt	2,403	2,060	2,403	2,060

Total expenses	1,096,015	1,141,688	572,077	562,447

Income before income taxes	521,433	125,675	288,882	78,962

Federal and foreign income tax provision (benefit):
Current	151,914	51,046	78,770	23,662
Deferred	7,482	(8,582)	486	3,577

Total federal and foreign income tax provision	159,396	42,464	79,256	27,239

Net income	362,037	83,211	209,626	51,723
Preferred dividends	(4,054)	—	(2,057)	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$357,983	$83,211	$207,569	$51,723

BASIC
Weighted average common shares outstanding	68,473,794	64,317,054	68,478,035	64,352,281
Basic earnings per common share	$5.23	$1.29	$3.03	$0.80
DILUTED
Weighted average common shares outstanding	72,481,547	69,874,831	72,435,220	69,765,394
Diluted earnings per common share	$4.95	$1.21	$2.87	$0.75
DIVIDENDS
Dividends declared per common share	$0.063	$0.063	$0.031	$0.031
COMPREHENSIVE INCOME (LOSS)
Net income	$362,037	$83,211	$209,626	$51,723
Other comprehensive income (loss), net of tax	(145,524)	45,364	(115,384)	62,221

Comprehensive income	$216,513	$128,575	$94,242	$113,944

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
(In thousands, except share amounts)

	Six Months Ended June 30,

	2006	2005

		(Restated)
PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$—

COMMON SHARES (par value)
Balance, beginning and end of period	692	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	984,571	791,896
Cumulative effect of change in accounting for unearned stock compensation	(1,770)	—
Net effect of share-based compensation	388	(82)

Balance, end of period	983,189	791,814

TREASURY STOCK (at cost)
Balance, beginning of period	(2,916)	(9,426)
Purchases during the period	(2,342)	(557)
Reissuance during the period	3,712	3,282

Balance, end of period	(1,546)	(6,701)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	(1,770)	(2,818)
Cumulative effect of change in accounting for unearned stock compensation	1,770	(2,579)
Forfeitures of restricted shares during the period	—	439
Amortization of restricted shares during the period	—	920

Balance, end of period	—	(4,038)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	119,039	122,218
Unrealized net appreciation (depreciation) on securities, net of reclassification adjustment	(173,538)	80,183
Foreign currency translation adjustments	28,014	(34,819)

Balance, end of period	(26,485)	167,582

RETAINED EARNINGS
Balance, beginning of period	539,799	665,715
Net income	362,037	83,211
Dividends declared to preferred shareholders	(4,054)	—
Dividends declared to common shareholders	(4,321)	(4,052)

Balance, end of period	893,461	744,874

TOTAL SHAREHOLDERS’ EQUITY	$1,849,351	$1,694,182

COMMON SHARES OUTSTANDING
Balance, beginning of period	69,127,532	64,754,978
Net treasury shares reissued	51,654	110,702

Balance, end of period	69,179,186	64,865,680

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2006	2005

		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$362,037	$83,211
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	(31,094)	2,222
Increase (decrease) in unearned premiums	(56,569)	10,369
Increase in unpaid losses and loss adjustment expenses	284,377	194,086
(Increase) decrease in federal and foreign income taxes receivable	101,153	(11,622)
(Increase) decrease in deferred acquisition costs	18,535	(1,445)
Other assets and liabilities, net	(170,773)	(26,550)
Net realized investment gains	(159,434)	(18,619)
Bond discount amortization, net	(8,002)	(4,796)
Loss on early extinguishment of debt	2,403	2,060

Net cash provided by operating activities	342,633	228,916

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	83,710	4,931
Sales of fixed income securities	298,742	1,117,392
Purchases of fixed income securities	(161,395)	(1,163,132)
Sales of equity securities	507,958	42,671
Purchases of equity securities	(47,046)	(166,958)
Net sales (purchases) of other invested assets	75,201	(77,602)
Net change in cash collateral for borrowed securities	(33,472)	(63,059)
Net change in obligation to return borrowed securities	13,701	37,104
Net (increase) decrease in short-term investments	(98,900)	3,054

Net cash provided (used) by investing activities	638,499	(265,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from debt issuance	99,286	123,169
Repayment of debt	(14,767)	(20,358)
Purchase of treasury shares	(2,342)	(557)
Dividends paid to preferred shareholders	(3,941)	—
Dividends paid to common shareholders	(4,321)	(4,052)

Net cash provided by financing activities	73,915	98,202

Effect of exchange rate changes on cash and cash equivalents	19,374	(21,179)

Increase in cash and cash equivalents	1,074,421	40,340
Cash and cash equivalents, beginning of period	1,528,427	1,150,748

Cash and cash equivalents, end of period	$2,602,848	$1,191,088

Supplemental disclosures:
Interest paid	$18,373	$12,496

Income taxes paid	$58,172	$54,685

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation
      Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s (collectively, “Newline”); Newline Insurance Company Ltd.; Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of June 30, 2006, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 80.2% of OdysseyRe.
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP has been omitted since it is not required for interim reporting purposes. Readers should review the Company’s amended 2005 Annual Report on Form 10-K when filed by the Company for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all adjustments which, in management’s opinion, are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results for a full year.

2.	Restatement of Financial Results
     First Restatement
      On March 31, 2006, the Company restated its consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as its unaudited financial information as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with certain reinsurance contracts entered into by the Company between 1998 and 2004. The effects of the First Restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. The total cumulative impact of the First Restatement through September 30, 2005 was to decrease shareholders’ equity by $35.6 million, after tax. The aggregate net effect of the First Restatement attributable to the six and three months ended June 30, 2005 was to decrease net income to common shareholders by $3.8 million and $1.4 million, after tax, or $0.06 and $0.02 per fully diluted common share, respectively.
     Second Restatement
      On July 27, 2006, the Company announced its intention to restate its consolidated financial statements as of and for the years ended December 31, 2001 through 2005, as well as its unaudited financial information as of and for the three months ended March 31, 2006, to correct accounting errors associated with certain investments held by the Company. The Company’s decision to restate its financial statements follows the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
identification by the Company of errors relating to accounting considerations previously applied to these investments and its determination that the corrections are material to net income in certain previously reported periods. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. See also Note 14 — Restated Quarterly Financial Information. All periods presented are unaudited.
      The Company will file an amended 2005 Annual Report on Form 10-K to reflect the impact of the restatement. Until the Company files its amended 2005 Form 10-K, its previously published financial statements relating to periods not covered in this Form 10-Q cannot be relied upon.
      The corrections relating to these investments resulted in a cumulative change in shareholders’ equity of $16.7 million as of March 31, 2006, with the net effect of increasing net income for the three months ended March 31, 2006 by $0.7 million, increasing net income for the three months ended June 30, 2005 by $10.0 million, and increasing net income for the six months ended June 30, 2005 by $7.8 million.
      The nature of the corrections relate to:

(i) The accounting treatment for convertible bond securities held as investments and other fixed income securities with embedded derivatives held as investments. Certain securities held as investments by the Company purchased between 2001 and 2005 were carried at fair value in accordance with Statement of Financial Accounting Standard No. 115: “Accounting for Certain Investments in Debt and Equity Securities” due to their designation as available for sale with corresponding changes in their fair value recorded as a component of other comprehensive income. The accounting for these investments was restated to reflect the appropriate application of FAS No. 133: “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Under FAS 133, changes in the fair value attributable to the embedded derivative in a convertible bond or other security is required to be recognized in income directly through realized gains or losses rather than recorded through unrealized gains and losses, a component of other comprehensive income, as previously reported by the Company. The estimated fair value of the embedded derivative is included in other invested assets. The corrections relating to these investments resulted in no cumulative change in total shareholders’ equity as of March 31, 2006, with the net effect of increasing net income for the three months ended March 31, 2006 by $1.7 million, increasing net income for the three months ended June 30, 2005 by $9.9 million, and increasing net income for the six months ended June 30, 2005 by $8.7 million. For each period, there is an offsetting change of the same amount in accumulated other comprehensive income, a component of shareholders’ equity.

(ii) The accounting treatment for certain gains or losses attributable to equity investments for which the Company utilizes the equity method of accounting. The gain or loss attributable to certain capital transactions of equity investees is required to be recognized in income through realized gains or losses rather than unrealized gains and losses, a component of other comprehensive income, as previously reported by the Company. This includes amounts attributable to the Company’s equity interest in HWIC Asia Fund (“HWIC Asia”). In addition, an investment previously reported as an available for sale security has now been accounted for under the equity method of accounting, resulting in the related realized gains and losses being reclassified to investment income consistent with the equity method of accounting. The corrections relating to these investments for which the Company utilizes the equity method of accounting resulted in no cumulative change in total shareholders’ equity as of March 31, 2006, with the net effect of decreasing net income for the three months ended March 31, 2006 by $1.0 million, increasing net income for the three months ended June 30, 2005 by $0.1 million, and decreasing net income for the six months ended June 30, 2005 by $0.9 million. For each period, there is an offsetting change of the same amount in accumulated other comprehensive income, a component of shareholders’ equity.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(iii) The accounting treatment relating to the Company’s equity interest in TRG Holding Corp. (“TRG”), an affiliated investment purchased in 1999. The Company made errors in reflecting the negative goodwill attributable to the Company’s purchase of an equity investment in TRG in 1999. Negative goodwill was required to be amortized into net income in 1999 through 2001, and the remaining unamortized negative goodwill, net of associated deferred tax liability, arising from this purchase should have been fully recognized in the Company’s statement of operations as a cumulative effect of a change in accounting principle in 2002 to reflect the adoption of FAS No. 141: “Business Combinations,” which was effective as of January 1, 2002. In addition, since acquisition the Company made certain adjustments in error that reduced the carrying value of the Company’s investment in TRG to be in-line with the Company’s historical cost of its investment, with the effects reported through other comprehensive income. The corrections of these errors discussed herein increased the Company’s carrying value of TRG to reflect the Company’s proportionate ownership of the net assets of TRG. The corrections relating to the Company’s investment in TRG resulted in a $16.7 million cumulative increase in total shareholders’ equity as of March 31, 2006, with $6.7 million attributable to the cumulative change in net income and $10.0 million to the cumulative change in other comprehensive income, in each case through March 31, 2006. The corrections relating to TRG had no effect on net income available to common shareholders for the three months ended March 31, 2006 and for the three and six months ended June 30, 2005.

(iv) Unrelated adjustments of an immaterial nature involving the reclassification of certain accounts which were previously recorded by the Company in the Company’s consolidated financial statements. As part of the restatement, these adjustments were applied to the periods in which they occurred. There is no cumulative effect to shareholders’ equity at March 31, 2006 and no effect on net income for the periods presented in this Form 10-Q.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The adjustments relating to the restated amounts for those accounts affected by the Second Restatement in the consolidated statements of operations for the six and three months ended June 30, 2005 and the consolidated balance sheet as of December 31, 2005 are as follows. The “previously reported” financial information reflects the First Restatement. There was no impact on cash flow categories of operating, investing and financing as a result of the restatement. Certain balances related to line items within certain cash flow captions were corrected however as part of the restatement. All amounts presented are unaudited.

	Previously	Restatement
Consolidated Statement of Operations Data	Reported	Adjustment	Restated

	(In thousands, except per share amounts)
Six Months Ended June 30, 2005:
Net investment income	$115,162	$1,271	$116,433
Net realized investment gains	7,943	10,676	18,619
Total revenues	1,255,416	11,947	1,267,363
Total income before income taxes	113,728	11,947	125,675
Federal and foreign income tax provision	38,283	4,181	42,464
Net income	75,445	7,766	83,211
Net income available to common shareholders	$75,445	$7,766	$83,211
Other comprehensive income (loss), net of tax	51,722	(6,358)	45,364
Basic earnings per common share	$1.17	$0.12	$1.29
Diluted earnings per common share	1.10	0.11	1.21

Three Months Ended June 30, 2005:
Net investment income	$50,047	$567	$50,614
Net realized investment gains	7,792	14,816	22,608
Total revenues	626,026	15,383	641,409
Total income before income taxes	63,579	15,383	78,962
Federal and foreign income tax provision	21,855	5,384	27,239
Net income	41,724	9,999	51,723
Net income available to common shareholders	$41,724	$9,999	$51,723
Other comprehensive income (loss), net of tax	71,532	(9,311)	62,221
Basic earnings per common share	$0.65	$0.15	$0.80
Diluted earnings per common share	0.61	0.14	0.75

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Previously	Restatement
Consolidated Balance Sheet Data	Reported	Adjustment	Restated

	(In thousands)
As of December 31, 2005:
Assets
Fixed income securities, available for sale, at fair value	$2,629,827	$(34,890)	$2,594,937
Common stocks, at fair value	605,768	(4,047)	601,721
Common stocks, at equity	534,427	32,569	566,996
Other invested assets	188,799	49,294	238,093
Total investments and cash	5,927,393	42,926	5,970,319
Federal and foreign income taxes	251,423	(16,552)	234,871
Total assets	$8,620,238	$26,374	$8,646,612
Liabilities
Other liabilities	$165,704	$10,357	$176,061
Total liabilities	$6,996,800	$10,357	$7,007,157
Shareholders’ equity
Accumulated other comprehensive income, net of deferred income taxes, as of January 1, 2005	$136,849	$(14,631)	$122,218
Accumulated other comprehensive income, net of deferred income taxes, as of December 31, 2005	118,657	382	119,039
Retained earnings as of January 1, 2005	637,850	27,865	665,715
Retained earnings as of December 31, 2005	524,164	15,635	539,799
Total shareholders’ equity as of December 31, 2005	$1,623,438	$16,017	$1,639,455
3.     Earnings Per Share
      Net income per common share for the six and three months ended June 30, 2006 and 2005 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$362,037	$83,211	$209,626	$51,723
Preferred dividends	(4,054)	—	(2,057)	—

Net income available to common shareholders — basic	357,983	83,211	207,569	51,723
Interest expense on 4.375% convertible senior debentures, net of tax	1,109	1,533	544	751

Net income available to common shareholders — diluted	$359,092	$84,744	$208,113	$52,474

Weighted average common shares outstanding — basic	68,473,794	64,317,054	68,478,035	64,352,281

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Effect of dilutive shares:
4.375% convertible senior debentures	3,659,678	5,039,483	3,583,360	4,915,863
Stock options	135,821	186,085	136,184	159,561
Restricted shares	212,254	332,209	237,641	337,689

Total effect of dilutive shares	4,007,753	5,557,777	3,957,185	5,413,113

Weighted average common shares outstanding — diluted	72,481,547	69,874,831	72,435,220	69,765,394

Net earnings per common share:
Basic	$5.23	$1.29	$3.03	$0.80
Diluted	4.95	1.21	2.87	0.75
4.     Stock Based Compensation Plans
      Effective January 1, 2006, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards (“SFAS”) 123(R) “Share-Based Payments,” which is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. The prospective method requires the application of the fair value based method to compensation awards granted, modified or settled on or after the date of adoption. The approach to account for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires the expense related to all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements. Pro forma disclosure of the impact of fair value share-based payments is no longer an alternative to financial statement recognition. The Company had previously adopted the expense recognition provisions of SFAS 123, on a prospective basis, effective January 1, 2003, and since that date has included the expense related to stock options granted subsequent to January 1, 2003 in its statements of operations. In addition, the Company has historically expensed the compensation cost associated with its restricted shares plan beginning with the initial grant in 2002. Accordingly, the effect of adopting SFAS 123(R) did not have a material effect on the Company’s results of operations or financial position. In accordance with SFAS 123(R), deferred compensation of $1.8 million as of January 1, 2006 related to restricted stock grants has been reclassified from unearned stock compensation to additional paid-in capital. Subsequent to January 1, 2006, deferred compensation related to restricted stock grants will be recognized in additional paid-in capital. The Company reclassified amounts related to the awards of restricted stock and the related amortization for grants issued during 2005 and 2004 (there were no grants issued during 2003), which were initially recorded in unearned stock compensation; however, effective January 1, 2003, SFAS 123 required that the effect of awarding restricted stock be reflected in additional paid-in capital. The reclassification resulted in a decrease in additional paid-in capital of $8.9 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively and $4.1 million for the six months ended June 30, 2005. A corresponding offset to unearned stock compensation for the same amounts in each respective period has been recorded. The reclassification has no effect on our shareholders’ equity or net income for any of the periods or on a cumulative basis. Under this new method, compensation cost associated with stock options recognized during 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or after December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Company has established three stock incentive plans (the “Plans”), the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The 2001 Option Plan and the Restricted Share Plan were each adopted during 2001.

(a)	Stock Options

2002 Option Plan
      In 2002, the Company adopted the 2002 Option Plan, which provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to the Company. Options for an aggregate of 1,500,000 of the Company’s common shares may be granted under the 2002 Option Plan. Pursuant to the 2002 Option Plan, 25% of the options granted become exercisable on each anniversary of the grant in each of the four years following the date of grant and all options expire 10 years from the date of grant. Stock options are exercisable at the grant price.
      As of June 30, 2006, there was $0.6 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. The total intrinsic value of options exercised during the three months ended June 30, 2006 was approximately $0.3 million as compared to total intrinsic value of options exercised during the three months ended June 30, 2005 of $0.2 million.
      The following table summarizes stock option activity for the 2002 Option Plan for the six and three months ended June 30, 2006:

	Six Months Ended		Three Months Ended
	June 30, 2006		June 30, 2006

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding as of beginning of period	649,249	$18.78	642,374	$18.78

Granted	10,000	24.04	10,000	24.04
Forfeited	(4,875)	19.30	(3,125)	19.11
Exercised	(41,188)	18.60	(36,063)	18.58

Options outstanding as of June 30, 2006	613,186	$18.88	613,186	$18.88

Vested and exercisable as of June 30, 2006	520,561	$18.61	520,561	$18.61

      The fair value of options granted during the three months ended June 30, 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $9.21 per share. The Company did not grant stock options during the three months ended June 30, 2005. The weighted-average remaining contractual term for options outstanding as of June 30, 2006 and December 31, 2005 was 6.3 years and 6.8 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of June 30, 2006 was 6.2 years. As of June 30, 2006, the aggregate intrinsic value was $4.6 million for options outstanding and $4.0 million for options vested and exercisable.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The fair value of options granted under the 2002 Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

For the Three Months Ended
June 30, 2006

Risk-free interest rate	4.9%
Expected life (years)	6.0
Expected volatility	32.0%
Expected dividend yield	0.6%
      The risk-free rate is based on a bond equivalent yield at the time of the grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a calculation which estimates future exercise patterns based on the Company’s historical experience. The expected volatility for grants is based on the historical volatility of the Company’s stock price using weekly closing prices of the Company’s stock since the initial public offering of the Company in June 2001 and the volatility of others in the industry.

2001 Option Plan
      In 2001, the Company adopted the 2001 Option Plan, which provides for the grant of stock options with a grant price of zero to officers and key employees of the Company employed outside of the United States. Options granted under the 2001 Option Plan generally vest and become exercisable in equal installments over three or five years from the date of grant. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. Awards under each of the 2001 Option Plan and the Restricted Share Plan (described below) may not exceed an aggregate of 10% of the Company’s issued and outstanding shares of common stock as of the last business day of each calendar year. The Company had 69,127,532 issued and outstanding shares of common stock as of December 31, 2005.
      As of June 30, 2006, there was $2.2 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. The total fair value of the awards vested from the 2001 Option Plan during the three months ended June 30, 2006 and 2005 was $0.1 million and $0.1 million, respectively.
      The following table summarizes stock option activity for the 2001 Option Plan for the six and three months ended June 30, 2006:

	Six Months Ended		Three Months Ended
	June 30, 2006		June 30, 2006

		Weighted-Average		Weighted-Average
		Fair Value		Fair Value
	Shares	at Grant Date	Shares	at Grant Date

Options outstanding as of beginning of period	142,295	$22.13	173,880	$22.51

Granted	49,113	23.15	—	—
Forfeited	(6,086)	22.89	(6,086)	22.89
Exercised	(33,701)	20.27	(16,173)	19.25

Options outstanding as of June 30, 2006	151,621	$22.84	151,621	$22.84

Vested and exercisable as of June 30, 2006	28,736	$24.20	28,736	$24.20

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(b) Restricted Stock

Restricted Share Plan
      In 2001, the Company adopted the Restricted Share Plan, which provides for the grant of restricted shares of the Company’s common stock to directors, officers and key employees of the Company. Shares granted under the Restricted Share Plan generally vest and become exercisable in equal installments over three years or five years from the grant dates. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. Awards under each of the Restricted Share Plan and the 2001 Option Plan (described above) may not exceed an aggregate of 10% of the Company’s issued and outstanding shares of common stock as of the last business day of each calendar year. The Company had 69,127,532 issued and outstanding shares of common stock as of December 31, 2005.
      In accordance with SFAS 123(R), the fair value of restricted share awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of June 30, 2006, there was $10.8 million of unrecognized compensation cost related to unvested restricted share awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.3 years. SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was approximately $1.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006. The total fair value of the restricted share awards vested during the three months ended June 30, 2006 and June 30, 2005 was $2.4 million and $0.2 million, respectively.
      The following table summarizes restricted share activity for the Restricted Share Plan for the six and three months ended June 30, 2006:

	Six Months Ended		Three Months Ended
	June 30, 2006		June 30, 2006

		Weighted-Average		Weighted-Average
		Fair Value		Fair Value
	Shares	at Grant Date	Shares	at Grant Date

Restricted share awards outstanding as of beginning of period	784,314	$19.54	759,075	$19.63

Granted	82,005	24.42	18,287	24.61
Vested	(230,823)	17.50	(142,968)	12.10
Forfeited	(5,239)	16.36	(4,137)	15.95

Restricted shares outstanding as of June 30, 2006	630,257	$20.70	630,257	$20.70

(c) Employee Share Purchase Plan
      In 2001, the Company established the Employee Share Purchase Plan (the “ESPP”). Under the terms of the ESPP, eligible employees may elect to purchase Company common shares in an amount up to 10% of their annual base salary. The Company purchases, on the employee’s behalf, Company common shares equal to 30% of the employee’s contribution. In the event that the Company achieves a return on equity of at least 15% in any calendar year, as computed in accordance with GAAP, additional shares are purchased by the Company for the employee’s benefit in an amount equal to 20% of the employee’s contribution during that year. During the three months ended June 30, 2006, the Company purchased 25,167 shares on behalf of employees pursuant to the ESPP. The compensation expense recognized by the Company for purchases of the Company’s common shares under the ESPP was $0.1 million for the three months ended June 30, 2006 and $0.1 million for the three months ended June 30, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(d) General
      For the six and three months ended June 30, 2006, the Company recognized an expense related to all stock based compensation of $2.6 million and $1.3 million, respectively, of which $0.2 million and $0.1 million, respectively, relates to the adoption of SFAS 123(R). For the six months ended June 30, 2006, the additional stock based compensation expense as a result of the adoption of SFAS 123(R) caused income before income taxes to decrease by $0.2 million, net income to decrease by $0.2 million, and did not have an effect on basic and diluted earnings per share. For the three months ended June 30, 2006, the additional stock based compensation expense as a result of the adoption of SFAS 123(R) caused income before income taxes to decrease $0.1 million, net income to decrease by $0.1 million, and did not have an effect on basic and diluted earnings per share.
      Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” the Company would have been required to prepare a fair value model for such options and employees’ purchase rights and record such amount in the consolidated financial statements as compensation expense, and the Company’s net income and earnings per share for the six and three months ended June 30, 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	For the	For the
	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005

Net income as reported:	$83,211	$51,723

Add: Stock-based employee compensation expense included in net income, net of related tax effects	174	95
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(345)	(173)

Pro forma net income	$83,040	$51,645

Basic earnings per share:
As reported	$1.29	$0.80
Pro forma	1.29	0.80
Diluted earnings per share:
As reported	$1.21	$0.75
Pro forma	1.21	0.75

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
5.     Investments
      A summary of the Company’s investment portfolio as of June 30, 2006, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,524,657	$4,217	$155,275	$1,373,599
States, municipalities and political subdivisions	176,315	3,445	4,323	175,437
Foreign governments	407,010	3,920	3,165	407,765
All other corporate	368,477	13,286	18,806	362,957

Total fixed income securities	2,476,459	24,868	181,569	2,319,758

Common stocks, at fair value:
Banks, trusts and insurance companies	212,094	26,630	10,197	228,527
Industrial, miscellaneous and all other	310,626	19,826	14,893	315,559

Total common stocks, at fair value	522,720	46,456	25,090	544,086

Short-term investments:
United States government, government agencies and authorities	149,337	—	—	149,337
All other	160,773	—	—	160,773

Total short-term investments	310,110	—	—	310,110

Cash and cash equivalents	2,602,848	—	—	2,602,848
Cash collateral for borrowed securities	274,114	—	—	274,114

Total	$6,186,251	$71,324	$206,659	$6,050,916

      Common stocks under equity accounting were carried at $285.7 million as of June 30, 2006, reflecting gross unrealized appreciation of $35.7 million and gross unrealized depreciation of $3.9 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $181.1 million as of June 30, 2006, reflecting no gross unrealized appreciation and gross unrealized depreciation of $0.1 million.
      As of June 30, 2006, fixed income securities had an average yield to maturity, based on fair values, of 6.2% before investment expenses. As of June 30, 2006 the duration of fixed income securities was 9.9 years. Including short-term investments, cash and cash equivalents of $2.9 billion, the duration was 4.6 years.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      A summary of the Company’s investment portfolio as of December 31, 2005, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,603,484	$14,214	$48,902	$1,568,796
States, municipalities and political subdivisions	181,110	3,931	875	184,166
Foreign governments	351,268	16,258	3	367,523
All other corporate	509,820	15,384	50,752	474,452

Total fixed income securities	2,645,682	49,787	100,532	2,594,937

Common stocks, at fair value:
Banks, trusts and insurance companies	223,338	41,060	286	264,112
Industrial, miscellaneous and all other	363,056	7,950	33,397	337,609

Total common stocks, at fair value	586,394	49,010	33,683	601,721

Short-term investments:
United States government, government agencies and authorities	6,564	—	—	6,564
All other	192,939	—	—	192,939

Total short-term investments	199,503	—	—	199,503

Cash and cash equivalents	1,528,427	—	—	1,528,427
Cash collateral for borrowed securities	240,642	—	—	240,642

Total	$5,200,648	$98,797	$134,215	$5,165,230

      Common stocks under equity accounting were carried at $567.0 million as of December 31, 2005, reflecting gross unrealized appreciation of $199.0 million and gross unrealized depreciation of $4.0 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $238.1 million as of December 31, 2005, reflecting gross unrealized appreciation of $5.8 million and gross unrealized depreciation of $2.1 million.
      As of December 31, 2005, fixed income securities had an average yield to maturity, based on fair values, of 8.2% before investment expenses. As of December 31, 2005 the duration of fixed income securities was 9.5 years. Including short-term investments, cash and cash equivalents of $1.7 billion, the duration was 5.7 years.
      The fair values of fixed income securities and common stocks (at fair value) are based on the quoted market prices of the investments as of the close of business on June 30, 2006 and December 31, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Gains (Losses)
      The following table sets forth the components of net investment income for the six and three months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest on fixed income securities	$70,998	$66,836	$35,271	$35,477
Dividends on common stocks, at fair value	9,541	7,578	6,726	5,258
Net income of common stocks, at equity	170,452	27,663	106,867	2,519
Interest on cash and short-term investments	48,527	20,706	29,031	11,404
Other invested assets	32,729	8,091	22,740	3,229

Gross investment income	332,247	130,874	200,635	57,887
Less: investment expenses	7,496	7,673	4,521	2,842
Less: interest on funds held under reinsurance contracts	4,798	6,768	553	4,431

Net investment income	$319,953	$116,433	$195,561	$50,614

      The following table sets forth the components of net realized investment gains and losses for the six and three months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Fixed income securities:
Realized investment gains	$29,427	$58,219	$18,436	$46,417
Realized investment losses	11,191	14,984	5,252	7,793

Net realized investment gains	18,236	43,235	13,184	38,624

Equity securities:
Realized investment gains	113,546	18,532	17,881	592
Realized investment losses	22,490	33,242	20,157	—

Net realized investment gains (losses)	91,056	(14,710)	(2,276)	592

Derivative securities and embedded contracts:
Realized investment gains	36,685	45,324	22,571	19,533
Realized investment losses	38,183	31,722	1,924	11,727

Net realized investment gains (losses)	(1,498)	13,602	20,647	7,806

Other securities:
Realized investment gains	70,433	11,115	61,045	2,610
Realized investment losses	18,793	34,623	11,811	27,024

Net realized investment gains (losses)	51,640	(23,508)	49,234	(24,414)

Total realized investment gains:
Realized investment gains	250,091	133,190	119,933	69,152
Realized investment losses	90,657	114,571	39,144	46,544

Net realized investment gains	$159,434	$18,619	$80,789	$22,608

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Included in gross realized investment losses for the six months ended June 30, 2006 and 2005 are $3.0 million and $36.6 million, respectively, related to realized investment losses on the other-than-temporary write-down of fixed income and equity investments. The amount for 2006 reflects $3.0 million attributable to private equity investments, which are included in other invested assets. The amount for 2005 reflects $13.7 million attributable to fixed income securities, $16.9 million related to equity securities and $6.0 million attributable to other securities. There were no other-than-temporary write-downs of securities during the three months ended June 30, 2006. Gross realized investment losses for the three months ended June 30, 2005 includes $13.1 million, related to realized investment losses on the other-than-temporary write-down of fixed income and other securities.

(b)	Changes in Unrealized Appreciation (Depreciation)
      The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the six and three months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Fixed income securities	$(105,956)	$50,938	$(73,978)	$92,418
Equity securities	(157,174)	71,500	(121,810)	40,328
Other invested assets	(3,852)	921	(8,507)	167

Change in unrealized net appreciation (depreciation) of investments	(266,982)	123,359	(204,295)	132,913
(Provision) benefit for deferred income taxes	93,444	(43,176)	71,503	(46,520)

Net change in unrealized net appreciation (depreciation) of investments	$(173,538)	$80,183	$(132,792)	$86,393

(c)	Common Stocks, at Equity
      Common stocks, at equity, totaled $285.7 million as of June 30, 2006, compared to $567.0 million as of December 31, 2005. The following table shows the components of common stocks, at equity, as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Hub International Limited	$93,195	$54,548
TRG Holding Corporation	75,659	75,580
HWIC Asia Fund, Class A Shares	47,127	371,895
Fairfax Asia Limited	46,584	46,405
Advent Capital (Holdings) PLC	20,638	16,014
MFXchange Holdings Inc	2,070	2,210
Other common stock	377	344

Total common stock, at equity	$285,650	$566,996

      The Company’s interest in HWIC Asia Fund (“HWIC Asia”), an investment vehicle that primarily invests in public foreign equities, has been reflected in the Company’s consolidated financial statements in accordance with the equity method of accounting. The other investors in HWIC Asia are predominantly Fairfax affiliates. The carrying value of investments reflected in the underlying value of HWIC Asia is

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
established at their fair value based on quoted market prices. HWIC Asia did not hold any private securities as of June 30, 2006. In accordance with the equity method of accounting, interest and dividend income, and realized gains and losses of HWIC Asia are included in net investment income. The net amount of unrealized appreciation or depreciation of the Company’s proportional interest in investments held by HWIC Asia, net of applicable deferred income taxes, is reflected in the Company’s shareholders’ equity in accumulated other comprehensive income. The Company recorded unrealized appreciation, net of deferred income taxes, of $8.3 million and unrealized appreciation of $112.2 million as of June 30, 2006 and December 31, 2005, respectively, related to its interest in HWIC Asia.
      Certain accounts relating to the Company’s interest in HWIC Asia have been reclassified, which had no effect on the Company’s consolidated shareholders’ equity or net income.
      During the first quarter of 2006, the Company redeemed 2.9 million HWIC Asia shares (representing 49.0% of the Company’s interest in HWIC Asia) for cash consideration of $215.3 million, resulting in a pre-tax realized investment gain of $87.7 million. During the second quarter of 2006, the Company redeemed 2.4 million HWIC Asia shares (representing 78.5% of the Company’s remaining interest in HWIC Asia) for cash consideration of $161.1 million, resulting in a pre-tax realized investment loss of $18.3 million. The consideration received upon redemption was based on the fair value of HWIC Asia at each of the redemption dates. As a result of these redemptions, as of June 30, 2006, the Company’s voting interest in HWIC Asia is 22.4% (39.2% as of December 31, 2005) and its economic interest in a portfolio of invested assets of HWIC Asia, which share similar investment criteria as those of the Company, is 39.6% (56.2% as of December 31, 2005). There were no redemptions in the 2005 period.
      The Company’s equity in the net income of HWIC Asia, which excludes net realized investment gains from the Company’s redemptions discussed above, is included in pre-tax net investment income and is comprised of the following items (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Equity in net investment income of HWIC Asia	$732	$769	$1,020	$1,008
Equity in net realized capital gains of HWIC Asia	167,091	26,680	103,270	1,380

Equity in net income of HWIC Asia, before taxes	$167,823	$27,449	$104,290	$2,388

      Including realized investment gains of $69.4 million and realized investment losses of $18.3 million for the six and three months ended June 30, 2006, respectively, related to the redemption of HWIC Asia shares, total realized investment gains from the Company’s interest in HWIC Asia were $236.5 million and $85.0 million pre-tax for the six and three months ended June 30, 2006, and $26.7 million and $1.4 million for the six and three months ended June 30, 2005, respectively.

(d)	Restricted Assets
      The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions in which the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of June 30, 2006, restricted assets totaled $1.1 billion, with $706.9 million included in fixed income securities and the remaining balance of $395.8 million included in short-term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Accumulated Other Comprehensive Income (Loss)
      The following table shows the components of the change in accumulated other comprehensive income (loss) for the six and three months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Beginning balance of accumulated other comprehensive income	$119,039	$122,218	$88,899	$105,361

Beginning balance of unrealized net appreciation on securities	106,137	68,496	65,391	62,286
Ending balance of unrealized net appreciation (depreciation) on securities	(67,401)	148,679	(67,401)	148,679

Current period change in unrealized net appreciation (depreciation) on securities	(173,538)	80,183	(132,792)	86,393

Beginning balance of foreign currency translation adjustments	14,107	54,947	24,713	44,300
Ending balance of foreign currency translation adjustments	42,121	20,128	42,121	20,128

Current period change in foreign currency translation adjustments	28,014	(34,819)	17,408	(24,172)

Beginning balance of minimum pension liability	(1,205)	(1,225)	(1,205)	(1,225)
Ending balance of minimum pension liability	(1,205)	(1,225)	(1,205)	(1,225)

Current period change of minimum pension liability	—	—	—	—

Current period change in accumulated other comprehensive income (loss)	(145,524)	45,364	(115,384)	62,221

Ending balance of accumulated other comprehensive income (loss)	$(26,485)	$167,582	$(26,485)	$167,582

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The components of comprehensive income (loss) for the six and three months ended June 30, 2006 and 2005 are shown in the following table (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income	$362,037	$83,211	$209,626	$51,723

Other comprehensive income (loss), before tax:
Unrealized net appreciation (depreciation) on securities arising during the period	(261,828)	126,286	(199,370)	133,853
Reclassification adjustment for realized gains included in net income	(5,154)	(2,927)	(4,925)	(940)
Foreign currency translation adjustments	43,098	(53,568)	26,781	(37,188)

Other comprehensive income (loss), before tax	(223,884)	69,791	(177,514)	95,725

Tax (expense) benefit:
Unrealized net appreciation on securities arising during the period	91,640	(44,200)	69,780	(46,849)
Reclassification adjustment for realized gains included in net income	1,804	1,024	1,723	329
Foreign currency translation adjustments	(15,084)	18,749	(9,373)	13,016

Total tax (expense) benefit	78,360	(24,427)	62,130	(33,504)

Other comprehensive income (loss), net of tax	(145,524)	45,364	(115,384)	62,221

Comprehensive income	$216,513	$128,575	$94,242	$113,944

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the six and three months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,117,708	$4,224,624	$5,113,739	$4,332,063
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	1,206,785	1,052,733	1,087,487	1,020,238

Net unpaid losses and loss adjustment expenses, beginning of period	3,910,923	3,171,891	4,026,252	3,311,825

Add: Losses and loss adjustment expenses incurred related to:
Current year	684,906	731,575	358,288	367,117
Prior years	61,439	74,210	37,695	25,433

Total losses and loss adjustment expenses incurred	746,345	805,785	395,983	392,550

Less: Paid losses and loss adjustment expenses related to:
Current year	77,889	112,047	45,754	58,057
Prior years	480,087	481,133	205,652	262,631

Total paid losses and loss adjustment expenses	557,976	593,180	251,406	320,688

Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	78,000	—	—	—

Effects of exchange rate changes	18,008	(18,518)	24,471	(17,709)

Net unpaid losses and loss adjustment expenses, end of period	4,195,300	3,365,978	4,195,300	3,365,978
Add: Ceded unpaid losses and loss adjustment expenses, end of period	932,844	1,018,594	932,844	1,018,594

Gross unpaid losses and loss adjustment expenses, end of period	$5,128,144	$4,384,572	$5,128,144	$4,384,572

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. The Company believes that the recorded estimate represents its best estimate of unpaid losses and loss adjustment expenses based on the information available as of the respective period ends. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Losses and loss adjustment expenses incurred related to prior years were $61.4 million and $74.2 million for the six months ended June 30, 2006 and 2005, respectively. Prior period losses and loss adjustment expenses for the six months ended June 30, 2006 include $31.1 million related to 2005 and prior catastrophe activity. This includes an increase in loss estimates for Hurricane Rita, which occurred during the third quarter of 2005, of $15.9 million due principally to unexpected marine loss emergence, and an increase in loss estimates for Hurricane Wilma, which occurred during the fourth quarter of 2005, of $14.4 million due principally to the triggering of industry loss warranty contracts written by the Company resulting from deterioration in industry-wide Wilma loss estimates. The remaining amount of prior period losses of $30.3 million in 2006 was predominantly attributable to unfavorable development of U.S. casualty classes of business written in 2001 and prior, including asbestos exposures, partially offset by favorable development of losses and loss adjustment expenses on business written in more recent years. Prior period losses and loss adjustment expenses for the six months ended June 30, 2005 include $13.6 million related to 2004 and prior catastrophe activity, principally related to the four Florida hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami, all of which occurred during the second half of 2004. The remaining amount of prior period losses of $60.6 million in 2005 was predominantly attributable to unfavorable development of U.S. casualty classes of business written in 2001 and prior, partially offset by favorable development of losses and loss adjustment expenses on business written in more recent years.
      Losses and loss adjustment expenses incurred related to prior years were $37.7 million and $25.4 million for the three months ended June 30, 2006 and 2005, respectively. Prior period losses and loss adjustment expenses for the three months ended June 30, 2006 include $25.5 million related to 2005 and prior catastrophe activity. This includes an increase in loss estimates for Hurricane Rita of $6.5 million due to unexpected marine loss emergence, and an increase in loss estimates for Hurricane Wilma of $13.3 million due to the triggering of industry loss warranty contracts written by the Company resulting from deterioration in industry-wide Wilma loss estimates. The remaining amount of prior period losses of $12.2 million in 2006 was predominantly attributable to unfavorable development of U.S. casualty classes of business written in 2001 and prior, partially offset by favorable development of losses and loss adjustment expenses on business written in more recent years. Prior period losses and loss adjustment expenses for the three months ended June 30, 2005 include a reduction of $6.0 million related to 2004 and prior catastrophe activity, principally related to the four Florida hurricanes, and the Indonesian earthquake and resulting tsunami. The remaining amount of prior period losses of $31.4 million in 2005 was predominantly attributable to unfavorable development of U.S. casualty classes of business written in 2001 and prior, partially offset by favorable development of losses and loss adjustment expenses on business written in more recent years.
      The Company is the beneficiary of reinsurance protection covering certain amounts of its 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax. The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, the Company paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, the Company accounts for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract that are in excess of $97.0 million in the aggregate have been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain is amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, the Company has utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. The Company ceded losses of $8.8 million and $4.4 million to the 1995 Stop Loss Agreement for the six and three months ended June 30, 2005, respectively, which are deferred over the estimated remaining settlement period. There were no cessions to this agreement for the six and three months ended June 30, 2006. As it was the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Company’s intention at the time of the assignment to nSpire Re to continue to have the contract be accounted for as prospective reinsurance, the Company requested that nSpire Re pay $78.0 million due under the contract prior to the expected settlement period, which allows the Company to record a portion of the benefit for losses previously ceded under the contract. The Company received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. In connection with the receipt of this cash, for the three months ended March 31, 2006, the Company has recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and loss adjustment expenses. During the three months ended June 30, 2006, the Company amortized an additional $1.1 million of the deferred gain. The Company recognized $5.6 million ($3.7 million after tax) and $2.8 million ($1.8 million after tax), of the cumulative deferred gain under the 1995 Stop Loss Agreement for the six and three months ended June 30, 2005. The cash payment of $78.0 million represents a permanent reduction in the amount of reinsurance recoverable from nSpire Re. The reinsurance recoverable on unpaid losses related to this agreement was $97.0 million as of June 30, 2006 and $175.0 million as of December 31, 2005, fully secured by letters of credit, and will be received in future periods as the underlying claims are settled. The unamortized deferred gain included in the Company’s consolidated balance sheets as of June 30, 2006 and December 31, 2005 is $25.2 million and $45.6 million, respectively.
      During the second quarter 2006, the Company commuted certain whole account excess loss agreements for total consideration of $80.6 million through the settlement of funds held under reinsurance contracts and the receipt of cash from the reinsurer, net of the settlement of outstanding commissions receivable. During the second quarter of 2006, the commutation of these contracts decreased the Company’s paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million. This commutation covered all outstanding whole account excess of loss agreements applicable to underwriting and accident years 1999 and prior as well as the reinsurer’s participation on underwriting years 2000 and 2001. Two whole account excess of loss agreements covering underwriting years 2000 and 2001 remain outstanding, with loss cession limits for each fully utilized as of June 30, 2006.
      The Company uses tabular reserving for workers’ compensation indemnity reserves, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2003. Reserves reported at the discounted value were $122.3 million and $126.1 million as of June 30, 2006 and December 31, 2005, respectively. The amount of case reserve discount was $63.0 million and $61.1 million as of June 30, 2006 and December 31, 2005, respectively. The amount of incurred but not reported reserve discount was $29.8 million and $29.2 million as of June 30, 2006 and December 31, 2005, respectively.

8.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to losses from asbestos, environmental pollution and latent injury damage claims and resulting exposures. Gross unpaid asbestos and environmental losses and loss adjustment expenses as of June 30, 2006 were $322.8 million, representing 6.3% of total gross unpaid losses and loss adjustment expenses compared to $315.1 million, or 6.2% of total gross unpaid losses and loss adjustment expenses, as of December 31, 2005. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of Company and external trends in reported loss and claim payments.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the six and three months ended June 30, 2006 and 2005, is set forth in the table below (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$274,724	$242,151	$280,981	$234,528
Add: Gross losses and loss adjustment expenses incurred	15,000	3,124	—	3,072
Less: Gross calendar year paid losses and loss adjustment expenses	6,218	12,519	(2,525)	4,844

Gross unpaid losses and loss adjustment expenses, end of period	$283,506	$232,756	$283,506	$232,756

Net unpaid losses and loss adjustment expenses, beginning of period	$119,268	$82,710	$137,656	$84,182
Add: Net losses and loss adjustment expenses incurred	(12,331)	3,447	(908)	1,975
Less: Net calendar year paid losses and loss adjustment expenses	4,319	—	(638)	—
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	34,768	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	$137,386	$86,157	$137,386	$86,157

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$40,420	$29,898	$39,366	$33,079
Add: Gross losses and loss adjustment expenses incurred	(45)	5,737	—	1,648
Less: Gross calendar year paid losses and loss adjustment expenses	1,055	1,263	46	355

Gross unpaid losses and loss adjustment expenses, end of period	$39,320	$34,372	$39,320	$34,372

Net unpaid losses and loss adjustment expenses, beginning of period	$13,522	$16,251	$19,928	$16,351
Add: Net losses and loss adjustment expenses incurred	(3,009)	(316)	(142)	(416)
Less: Net calendar year paid losses and loss adjustment expenses	1,339	—	47	—
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	10,565	—	—	—

Net unpaid losses and loss adjustment expenses, end of period	$19,739	$15,935	$19,739	$15,935

      Net losses and loss adjustment expenses for asbestos claims decreased $12.3 million and $0.9 million for the six and three months ended June 30, 2006, respectively. Included in these amounts for the six and three months ended June 30, 2006, are net reserve increases of $5.0 million and $0.0 million, respectively, reduced by $17.3 million and $0.9 million, respectively, of amortization of the deferred gain related to the 1995 Stop Loss Agreement. Environmental net losses and loss adjustment expenses for the six and three months ended June 30, 2006 reflect a benefit of $3.0 million and $0.1 million, respectively, from the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Net losses and loss adjustment expenses are net of amounts ceded to the 1995 Stop Loss Agreement, increased by amounts collected from nSpire Re under the 1995 Stop Loss Agreement prior to the settlement period. The $78.0 million payment from nSpire Re under the 1995 Stop Loss Agreement, as discussed in more detail in Note 7, was allocated to asbestos and environmental reserves, based on the distribution of stop loss ceded reserves prior to the receipt of the $78.0 million. As the Company received the $78.0 million in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses.
      The Company’s survival ratio for asbestos and environmental related liabilities as of June 30, 2006 is 12 years. The Company’s underlying survival ratio for environmental related liabilities is 11 years and for asbestos related liabilities is 12 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, on June 30, 2006, divided by the average paid asbestos and environmental claims for the last three years of $16.6 million which are net of reinsurance but prior to amounts ceded to the 1995 Stop Loss Agreement.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

9.	Debt Obligations
      The components of debt obligations are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2006	2005

7.49% Senior Notes due 2006	$40,332	$40,729
7.65% Senior Notes due 2013	224,681	224,659
6.875% Senior Notes due 2015	124,287	124,247
Series A Floating Rate Senior Debentures due 2021	50,000	—
Series B Floating Rate Senior Debentures due 2016	50,000	—
4.375% Convertible Senior Debentures due 2022	62,590	79,520

Total debt obligations	$551,890	$469,155

      On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The debentures were sold in two tranches, $50.0 million of series A due February 2021 and $50.0 million of series B due February 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to 3-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The interest rate from February 22, 2006 through March 16, 2006 on each series of debentures was 6.97% per annum. Pursuant to the terms of the indentures, as a result of the delay in filing the Company’s Annual Report on Form 10-K, the annual interest rate on each series of debentures was increased, as of March 17, 2006, to 3-month LIBOR as of March 15, 2006 plus 3.20%, which equaled 8.12%. This interest rate remained in effect until the filing of the Company’s Annual Report on Form 10-K on March 31, 2006, after which it reverted to the initial annual rate of 6.97% through June 14, 2006. As of June 15, 2006, the current annual interest rate on each series of debentures is 7.53%. The series A debentures are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the series B debentures are callable by the Company in 2009 at their par value, plus accrued and unpaid interest.
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
      In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrues on the Convertible Notes at a fixed rate of 4.375% per annum, which is due semi-annually on June 15 and December 15. The Company repurchased $16.9 million principal value of the Convertible Notes for $19.3 million, representing a premium of $2.4 million, during the six and three months ended June 30, 2006. During the six and three months ended June 30, 2005, the Company repurchased $18.3 million principal value of the Convertible Notes for $20.4 million, representing a premium of $2.1 million. The Convertible Notes have been redeemable at the Company’s option since June 22, 2005. Each holder of Convertible Notes may, at its option, require the Company to repurchase all or a portion of its Convertible Notes on June 22, 2007, 2009, 2012 and 2017. Under certain conditions specified in the indenture under which the Convertible Notes were issued, each

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Convertible Notes holder has the right to convert its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions include the common stock of the Company trading at or above $25.54 per share for a specified period of time. As of June 30, 2006, such conditions had not been met and therefore the Convertible Notes were not convertible as of such date. Subsequent to the end of the second quarter, the Company announced that, under the terms of the indenture governing its Convertible Notes, each holder of the Convertible Notes will have the right to convert their Convertible Notes into shares of the Company’s common stock beginning on August 14, 2006. As of the close of trading on August 9, 2006, the sale price of the Company’s common stock had exceeded 120% of the conversion price of $21.28 for 20 trading days during the first 30 trading days of the third quarter of 2006. As a result of this event, the Convertible Notes will be convertible during the period from August 14, 2006 through November 13, 2006. Pursuant to the terms of the indenture governing the Convertible Notes, the Company is permitted to satisfy its conversion obligations in stock or in cash, or in a combination thereof.
      In December 2001, the Company issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed rate of 7.49% per annum, which is due semi-annually on May 31 and November 30. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the 7.49% senior notes. Immediately following the issuance of the 7.49% senior notes, the Company entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable rate of interest. In May 2003, the Company settled the interest rate swap for a pre-tax gain of $6.4 million. In accordance with hedge accounting, a basis adjustment equivalent to the $6.4 million pre-tax gain was made, increasing the carrying value of the 7.49% senior notes. The basis adjustment is being recognized into income over the remaining life of the 7.49% senior notes. In conjunction with the prepayment of the 7.49% senior notes, a portion of the basis adjustment was immediately recognized. As of June 30, 2006, the aggregate principal amount of the 7.49% senior notes outstanding was $40.0 million and the remaining basis adjustment was $0.3 million. Pursuant to the terms of the Company’s 7.49% senior notes, the Company is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability.
      Aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2006	$40,000
2013	225,000
2015	125,000
2016	50,000
2021	50,000
2022	62,590

Total	$552,590

      On September 23, 2005, the Company entered into a credit agreement that provides for a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. Wachovia Bank, N.A. is the administrative agent for the credit facility. As of June 30, 2006, there was $51.8 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear interest at the “London Interbank Offer Rate”

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
(“LIBOR”), which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility replaced the Company’s $90.0 million facility, which was terminated on September 23, 2005 and had a maturity date of September 27, 2005

10.	Segment Reporting
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
      The financial results of these divisions for the six and three months ended June 30, 2006 and 2005 are as follows (in thousands):

			London	U.S.
Six Months Ended June 30, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$466,411	$287,653	$177,234	$245,572	$1,176,870
Net premiums written	448,724	282,730	160,059	187,306	1,078,819
Net premiums earned	$504,717	$275,203	$170,881	$187,260	$1,138,061

Losses and loss adjustment expenses	368,433	162,688	108,899	106,325	746,345
Acquisition costs and other underwriting expenses	160,809	70,093	42,810	45,112	318,824

Total underwriting deductions	529,242	232,781	151,709	151,437	1,065,169

Underwriting income (loss)	$(24,525)	$42,422	$19,172	$35,823	72,892

Net investment income					319,953
Net realized investment gains					159,434
Other expense, net					(9,935)
Interest expense					(18,508)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$521,433

Underwriting ratios:
Losses and loss adjustment expenses	73.0%	59.1%	63.7%	56.8%	65.6%
Acquisition costs and other underwriting expenses	31.9	25.5	25.1	24.1	28.0

Combined ratio	104.9%	84.6%	88.8%	80.9%	93.6%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Six Months Ended June 30, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$548,920	$282,791	$194,811	$248,612	$1,275,134
Net premiums written	529,236	270,540	174,883	172,355	1,147,014
Net premiums earned	$538,083	$271,348	$178,122	$144,758	$1,132,311

Losses and loss adjustment expenses	420,619	181,892	111,275	91,999	805,785
Acquisition costs and other underwriting expenses	163,336	71,881	43,401	29,681	308,299

Total underwriting deductions	583,955	253,773	154,676	121,680	1,114,084

Underwriting income (loss)	$(45,872)	$17,575	$23,446	$23,078	18,227

Net investment income					116,433
Net realized investment gains					18,619
Other expense, net					(11,627)
Interest expense					(13,917)
Loss on early extinguishment of debt					(2,060)

Income before income taxes					$125,675

Underwriting ratios:
Losses and loss adjustment expenses	78.2%	67.0%	62.5%	63.6%	71.2%
Acquisition costs and other underwriting expenses	30.3	26.5	24.3	20.5	27.2

Combined ratio	108.5%	93.5%	86.8%	84.1%	98.4%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended June 30, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$233,899	$151,916	$92,458	$105,786	$584,059
Net premiums written	226,408	154,124	84,500	77,787	542,819
Net premiums earned	$262,867	$146,631	$87,705	$87,406	$584,609

Losses and loss adjustment expenses	197,053	87,998	57,808	53,124	395,983
Acquisition costs and other underwriting expenses	80,860	36,797	22,858	20,744	161,259

Total underwriting deductions	277,913	124,795	80,666	73,868	557,242

Underwriting income (loss)	$(15,046)	$21,836	$7,039	$13,538	27,367

Net investment income					195,561
Net realized investment gains					80,789
Other expense, net					(2,741)
Interest expense					(9,691)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$288,882

Underwriting ratios:
Losses and loss adjustment expenses	75.0%	60.0%	65.9%	60.8%	67.7%
Acquisition costs and other underwriting expenses	30.7	25.1	26.1	23.7	27.6

Combined ratio	105.7%	85.1%	92.0%	84.5%	95.3%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended June 30, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$250,253	$143,562	$97,468	$110,374	$601,657
Net premiums written	235,699	142,473	85,102	74,205	537,479
Net premiums earned	$265,978	$139,019	$86,876	$76,314	$568,187

Losses and loss adjustment expenses	213,512	80,038	49,427	49,573	392,550
Acquisition costs and other underwriting expenses	80,791	37,431	22,377	15,290	155,889

Total underwriting deductions	294,303	117,469	71,804	64,863	548,439

Underwriting income (loss)	$(28,325)	$21,550	$15,072	$11,451	19,748

Net investment income					50,614
Net realized investment gains					22,608
Other expense, net					(4,437)
Interest expense					(7,511)
Loss on early extinguishment of debt					(2,060)

Income before income taxes					$78,962

Underwriting ratios:
Losses and loss adjustment expenses	80.3%	57.6%	56.9%	65.0%	69.1%
Acquisition costs and other underwriting expenses	30.4	26.9	25.8	20.0	27.4

Combined ratio	110.7%	84.5%	82.7%	85.0%	96.5%

11.	Commitments and Contingencies
      On September 7, 2005, the Company announced that it had been advised by Fairfax, the Company’s majority shareholder, that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which include OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, the Company provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of the Company’s financial results announced on February 9, 2006 and responded to questions with respect to the Company’s accounting for transactions that were part of the restatement. The Company is cooperating fully in addressing its obligations under this subpoena. This inquiry is ongoing, and the Company continues to comply with requests from the SEC and the U.S. Attorney’s office. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). On March 9, 2006, the arbitration panel issued its decision, confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. The arbitration panel directed the parties to resolve two remaining issues, representing, in the aggregate, less than

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
$1.0 million, pre-tax. Effective May 12, 2006, Odyssey America and London Life entered into a commutation and release agreement pursuant to which all rights, obligations and liabilities for these agreements, including the two remaining issues, were fully and finally settled and terminated without material effect to the net income of the Company.
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the amount in dispute under the Treaties that has not been recorded by the Company as of June 30, 2006 could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will not go to trial prior to the latter part of the fourth quarter of 2006. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      During the second quarter of 2004, Odyssey America pledged to the Society and Council of Lloyd’s the equivalent of £110 million of U.S. Treasury Notes (“the pledged assets”) on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 8.9% held by OdysseyRe. nSpire Re, a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value under total investments and cash in OdysseyRe’s consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to OdysseyRe’s liquidity and capital resources. In January 2006, Odyssey America received assets with a value of approximately £38 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38 million in new funds at Lloyd’s. The capital resources of Advent, including its newly deposited funds at Lloyd’s, are available first to support Advent’s underwriting activities. Following this return of assets, Odyssey America continues to have approximately £72.0 million pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
assets. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      The Company participates in Lloyd’s through its 100% ownership of Newline Syndicate 1218, where the Company provides 100% of the capacity for Newline Syndicate 1218. The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of its capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash denominated in Pounds Sterling, with a fair value of $235.3 million as of June 30, 2006, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value under total investments and cash in the Company’s consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax, now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Ranger to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax, and at the inception of the agreement, no consideration was received by Clearwater. Ranger paid Clearwater $0.1 million in 2004 in connection with this agreement. There were no amounts received from Ranger prior to 2004. The potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ outstanding case loss reserves as of June 30, 2006. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Ranger provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement. The Company does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
      Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia, in the event Falcon becomes insolvent. OdysseyRe holds a 44.0% economic interest in Fairfax Asia Limited (“Fairfax Asia”). The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. Odyssey America was given the option to reinsure a portion of the business written by Falcon. The option was not exercised and terminated on December 31, 2005. For the six months ended June 30, 2006 and 2005, Falcon paid $0.2 million and $0.3 million, respectively, to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $46.1 million, based on Falcon’s loss reserves as of June 30, 2006. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $46.9 million as of June 30, 2006. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its liquidity and capital resources.
      The Company organized O.R.E. Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company recognized total other-than-temporary write-downs of the carrying value of ORE, including amounts recognized in 2005, of $4.7 million. The Company recognized an other-than-temporary write-down of $2.3 million in the carrying value of ORE for the three months ended March 31, 2006, while no additional write-down was recognized for the three months ended June 30, 2006.
      The Company and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of the Company’s business operations. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to the financial condition or results of operations of the Company.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

12.	Employee Benefits
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
      Net benefit periodic cost, before taxes, included in the Company’s consolidated statements of operations for the six and three months ended June 30, 2006 and 2005 is comprised of the following components (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Defined Benefit Pension Plan:
Service cost	$2,198	$1,671	$1,099	$835
Interest cost	1,333	1,180	666	590
Return on assets	(1,217)	(1,144)	(608)	(572)
Recognized net actuarial loss	306	23	153	11
Net amortization and deferral	27	27	13	13

Net benefit periodic cost	$2,647	$1,757	$1,323	$877

Excess Benefit Plans:
Service cost	$387	$345	$194	$173
Interest cost	400	400	200	200
Recognized net actuarial loss	171	165	86	82
Recognized prior service cost	(19)	(19)	(10)	(10)
Other	34	34	17	17

Net benefit periodic cost	$973	$925	$487	$462

Postretirement Benefit Plan:
Service cost	$770	$564	$385	$282
Interest cost	302	242	151	121
Net amortization and deferral	(42)	(52)	(21)	(26)

Net benefit periodic cost	$1,030	$754	$515	$377

      No contributions have been made to these plans during the six and three months ended June 30, 2006. A $2.0 million contribution was made to the Defined Benefit Pension Plan during the six months ended June 30, 2005.

13.	Recent Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS 140 “Accounting

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” clarifies SFAS 133 Implementation Issue D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis. SFAS 155 will be effective in periods that begin after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155, if any, on the Company’s financial position or results of operations.
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

14.	Restated Quarterly Financial Information
      The following tables set forth the effects of the restatement of the Company’s unaudited consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 (in thousands, except share and per share amounts).
Consolidated Balance Sheets

			As of December 31,
	As of March 31, 2006		2005

	As		As
	Previously		Previously
	Reported(1)	Restated	Reported	Restated

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value(2)	$2,559,819	$2,526,571	$2,629,827	$2,594,937
Equity securities:
Common stocks, at fair value(3)	669,054	664,770	605,768	601,721
Common stocks, at equity	379,125	412,752	534,427	566,996
Short-term investments, at cost which approximates fair value	353,630	353,630	199,503	199,503
Cash and cash equivalents	1,981,946	1,981,946	1,528,427	1,528,427
Cash collateral for borrowed securities	265,270	265,270	240,642	240,642
Other invested assets	186,988	235,787	188,799	238,093

Total investments and cash	6,395,832	6,440,726	5,927,393	5,970,319
Accrued investment income	34,367	34,367	46,843	46,843
Premiums receivable	516,511	516,511	550,496	550,496
Reinsurance recoverable on paid losses	106,748	106,748	140,881	140,881
Reinsurance recoverable on unpaid losses	1,087,487	1,087,487	1,206,785	1,206,785
Prepaid reinsurance premiums	77,084	77,084	84,696	84,696
Funds held by reinsureds	159,021	159,021	172,896	172,896
Deferred acquisition costs	162,655	162,655	171,350	171,350
Federal and foreign income taxes	158,370	141,448	251,423	234,871
Other assets	116,448	116,448	67,475	67,475

Total assets	$8,814,523	$8,842,495	$8,620,238	$8,646,612

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,113,739	$5,113,739	$5,117,708	$5,117,708
Unearned premiums	808,281	808,281	834,485	834,485
Reinsurance balances payable	122,912	122,912	160,185	160,185
Funds held under reinsurance contracts	171,926	171,926	167,020	167,020
Debt obligations	568,987	568,987	469,155	469,155
Obligation to return borrowed securities	105,687	105,687	82,543	82,543
Other liabilities	182,705	193,972	165,704	176,061

Total liabilities	7,074,237	7,085,504	6,996,800	7,007,157

SHAREHOLDERS’ EQUITY
Preferred shares(4)	40	40	40	40
Common shares(5)	692	692	692	692
Additional paid-in capital	982,469	982,469	984,571	984,571
Treasury shares, at cost(6)	(3,162)	(3,162)	(2,916)	(2,916)
Unearned stock compensation	—	—	(1,770)	(1,770)
Accumulated other comprehensive income, net of deferred income taxes	88,532	88,899	118,657	119,039
Retained earnings	671,715	688,053	524,164	539,799

Total shareholders’ equity	1,740,286	1,756,991	1,623,438	1,639,455

Total liabilities and shareholders’ equity	$8,814,523	$8,842,495	$8,620,238	$8,646,612

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

REVENUES
Gross premiums written	$592,811	$592,811	$673,477	$673,477
Ceded premiums written	56,811	56,811	63,942	63,942

Net premiums written	536,000	536,000	609,535	609,535
(Increase) decrease in unearned premiums	17,452	17,452	(45,411)	(45,411)

Net premiums earned	$553,452	$553,452	$564,124	$564,124
Net investment income	123,347	124,392	65,115	65,819
Net realized investment gains	78,608	78,645	151	(3,989)

Total revenues	755,407	756,489	629,390	625,954

EXPENSES
Losses and loss adjustment expenses	350,362	350,362	413,235	413,235
Acquisition costs	122,379	122,379	115,090	115,090
Other underwriting expenses	35,186	35,186	37,320	37,320
Other expense, net	7,194	7,194	7,190	7,190
Interest expense	8,817	8,817	6,406	6,406

Total expenses	523,938	523,938	579,241	579,241

Income before income taxes	231,469	232,551	50,149	46,713

Federal and foreign income tax provision (benefit):
Current	73,144	73,144	27,384	27,384
Deferred	6,617	6,996	(10,956)	(12,159)

Total federal and foreign income tax provision	79,761	80,140	16,428	15,225

Net income	151,708	152,411	33,721	31,488
Preferred dividends	(1,997)	(1,997)	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$149,711	$150,414	$33,721	$31,488

BASIC
Weighted average common shares outstanding	68,405,277	68,405,277	64,236,299	64,236,299
Basic earnings per common share	$2.19	$2.20	$0.52	$0.49
DILUTED
Weighted average common shares outstanding	72,557,991	72,557,991	69,913,234	69,913,234
Diluted earnings per common share	$2.07	$2.08	$0.49	$0.46
DIVIDENDS
Dividends declared per common share	$0.031	$0.031	$0.031	$0.031
COMPREHENSIVE INCOME (LOSS)
Net income	$151,708	$152,411	$33,721	$31,488
Other comprehensive loss, net of tax	(30,125)	(30,140)	(19,810)	(16,857)

Comprehensive income	$121,583	$122,271	$13,911	$14,631

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Consolidated Statement of Shareholders’ Equity

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005

	As		As
	Previously		Previously
	Reported	Restated	Reported	Restated

PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$40	$—	$—

COMMON SHARES (par value)
Balance, beginning and end of period	692	692	651	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	984,571	984,571	791,896	791,896
Cumulative effect of change in accounting for unearned stock compensation	(1,770)	(1,770)	—	—
Net effect of share-based compensation	(332)	(332)	(2,256)	8

Balance, end of period	982,469	982,469	789,640	791,904

TREASURY SHARES (at cost)
Balance, beginning of period	(2,916)	(2,916)	(9,426)	(9,426)
Purchases during the period	(2,342)	(2,342)	(556)	(556)
Reissuance during the period	2,096	2,096	2,836	2,836

Balance, end of period	(3,162)	(3,162)	(7,146)	(7,146)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	(1,770)	(1,770)	(2,818)	(2,818)
Cumulative effect of a change in accounting for unearned stock compensation	1,770	1,770	—	(2,579)
Amortization of restricted shares during the period	—	—	145	460

Balance, end of period	—	—	(2,673)	(4,937)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	118,657	119,039	136,849	122,218
Unrealized net depreciation on securities, net of reclassification adjustments	(40,731)	(40,746)	(9,163)	(6,210)
Foreign currency translation adjustments	10,606	10,606	(10,647)	(10,647)

Balance, end of period	88,532	88,899	117,039	105,361

RETAINED EARNINGS
Balance, beginning of period	524,164	539,799	637,850	665,715
Net income	151,708	152,411	33,721	31,488
Dividends paid to preferred shareholders	(1,997)	(1,997)	—	—
Dividends paid to common shareholders	(2,160)	(2,160)	(2,026)	(2,026)

Balance, end of period	671,715	688,053	669,545	695,177

TOTAL SHAREHOLDERS’ EQUITY	$1,740,286	$1,756,991	$1,567,056	$1,581,010

COMMON SHARES OUTSTANDING
Balance, beginning of period	69,127,532	69,127,532	64,754,978	64,754,978
Net treasury shares reissued (acquired)	(14,731)	(14,731)	92,287	92,287

Balance, end of period	69,112,801	69,112,801	64,847,265	64,847,265

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Consolidated Statements of Cash Flows

	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005

	As		As
	Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151,708	$152,411	$33,721	$31,488
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	49,625	49,625	(45,795)	(45,795)
Increase (decrease) in unearned premiums	(18,593)	(18,593)	45,067	45,067
Increase in unpaid losses and loss adjustment expenses	115,329	115,329	139,935	139,935
(Increase) decrease in federal and foreign income taxes receivable	109,277	109,656	(3,956)	(5,159)
(Increase) decrease in deferred acquisition costs	8,696	8,696	(7,925)	(7,925)
Other assets and liabilities, net	(18,392)	(18,628)	(4,470)	(4,677)
Net realized investment (gains) losses	(78,608)	(78,645)	(151)	3,989
Bond discount amortization, net	(3,339)	(4,148)	(2,204)	(2,701)

Net cash provided by operating activities	315,703	315,703	154,222	154,222

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	4,090	4,090	68	68
Sales of fixed income securities	96,892	92,100	225,886	225,886
Purchases of fixed income securities	(103,012)	(102,851)	(343,431)	(343,082)
Sales of equity securities	236,188	236,188	43,388	43,388
Purchases of equity securities	(24,324)	(24,485)	(121,835)	(121,835)
Net purchases of other invested assets	(7,320)	(2,528)	(25,350)	(25,699)
Net change in cash collateral for borrowed securities	(24,628)	(24,628)	(2,343)	(2,343)
Net change in obligation to return borrowed securities	20,642	20,642	(9,449)	(9,449)
Increase in short-term investments	(152,343)	(152,343)	(1,777)	(1,777)

Net cash provided by (used in) investing activities	46,185	46,185	(234,843)	(234,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from debt issuance	99,286	99,286	—	—
Purchase of treasury shares	(2,342)	(2,342)	(556)	(556)
Dividends on common shares	(1,944)	(1,944)	—	—
Dividends on common shares	(2,160)	(2,160)	(2,026)	(2,026)

Net cash provided by (used in) financing activities	92,840	92,840	(2,582)	(2,582)

Effect of exchange rate changes on cash and cash equivalents	(1,209)	(1,209)	(2,474)	(2,474)

Increase (decrease) in cash and cash equivalents	453,519	453,519	(85,677)	(85,677)
Cash and cash equivalents, beginning of period	1,528,427	1,528,427	1,150,748	1,150,748

Cash and cash equivalents, end of period	$1,981,946	$1,981,946	$1,065,071	$1,065,071

Supplemental disclosures:
Income taxes paid (recovered)	$(30,326)	$(30,326)	$20,396	$20,396

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(1)	Certain amounts reflected in the “As Previously Reported” column have been reclassified to conform with the June 30, 2006 presentation.
(2)	Fixed income securities, at amortized cost are $2,634,338 as of March 31, 2006 and $2,674,999 as of December 31, 2005 on an as previously reported basis. The restated amortized costs are $2,609,297 and $2,645,682 as of March 31, 2006 and December 31, 2005, respectively.
(3)	Common stocks, at cost are $599,733 as of March 31, 2006 and $589,394 as of December 31, 2005 on an as previously reported basis. Common stocks, at cost are $596,733 as of March 31, 2006 and $586,394 as of December 31, 2005 on a restated basis.
(4)	Preferred shares, par value $0.01 per share: 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding as of March 31, 2006 and December 31, 2005.
(5)	Common shares, $0.01 par value per share: 500,000,000 shares authorized; 69,242,857 shares issued as of March 31, 2006 and December 31, 2005.
(6)	Treasury shares: 130,056 shares and 115,325 shares in treasury as of March 31, 2006 and December 31, 2005, respectively.

PART 1 — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation, its primary operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company; Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218 at Lloyd’s; Newline Insurance Company Ltd.; Hudson Insurance Company; Hudson Specialty Insurance Company and Napa River Insurance Services, Inc.
      We are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write specialty insurance in the United States.
      Our gross premiums written for the six months ended June 30, 2006 were $1,176.9 million, a decrease of $98.3 million, or 7.7%, compared to gross premiums written for the six months ended June 30, 2005 of $1,275.2 million. Our business outside of the United States accounted for 46.5% of our gross premiums written for the six months ended June 30, 2006, compared to 44.4% for the six months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, we had net income available to common shareholders of $358.0 million and $83.2 million, respectively. As of June 30, 2006, we had total assets of $8.8 billion and total shareholders’ equity of $1.9 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 93.6% and 95.3% for the six and three months ended June 30, 2006, respectively, compared to 98.4% and 96.5% for the six and three months ended June 30, 2005, respectively.
      We operate our business through four divisions: the Americas, EuroAsia, London Market and U.S. Insurance.
      The Americas division writes property and casualty reinsurance on a treaty and facultative basis, in the United States, Canada and Latin America.
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

Premium Outlook
      We currently expect our total gross premiums written to decline by up to 12% for the year ended December 31, 2006 as compared to 2005. Based on the 7.7% decline in our gross premiums written for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, a full year decline of 12% implies a decline of up to 16% during the second half of 2006. This primarily reflects a reduction in the amount of reinsurance business we will write in 2006 on a proportional basis in certain classes of business, particularly for catastrophe exposed property business in the United States. Where appropriate, we are migrating proportional business to an excess of loss basis, which has the effect of reducing written premiums attributable to the coverage. We believe this more effectively allocates our capital resources in line with the underlying characteristics of the business. Proportional business represented 56.5% of our reinsurance gross premiums written for the year ended December 31, 2005, compared to 51.1% for the six months ended June 30, 2006. Included in our gross premiums written in 2005 is $70.4 million in reinstatement premiums primarily attributable to the 2005 hurricanes, which occurred in the second half of 2005. In the absence of similar catastrophes in 2006, we would not expect these premium amounts, which represented 5.2% of our gross premiums written for the second half of 2005, to recur in 2006. In addition, while pricing generally remains adequate across the casualty market, we expect a decline in casualty classes of business, reflecting lower levels of reinsurance purchased by our customers and increased competition in certain specialty classes.
Restatement of Consolidated Financial Statements

First Restatement
      On March 31, 2006, we restated our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our unaudited financial information as of and for the nine months ended September 30, 2005, to correct accounting errors associated with reinsurance contracts entered into by us between 1998 and 2004. The effects of the First Restatement are reflected in our consolidated financial statements and accompanying notes included herein and financial information included in this Form 10-Q. The total cumulative impact of the First Restatement through September 30, 2005 was to decrease shareholders’ equity by $35.6 million, after tax. The aggregate net effect of the First Restatement attributable to the six and three months ended June 30, 2005 was to decrease net income to common shareholders by $3.8 million and $1.4 million, after tax, or $0.06 and $0.02 per fully diluted common share, respectively.

Second Restatement
      On July 27, 2006, we announced our intention to restate our consolidated financial statements as of and for the years ended December 31, 2001 through 2005, as well as our unaudited financial information as of and for the three months ended March 31, 2006, to correct accounting errors associated with certain investments held by us. Our decision to restate our financial statements follows the identification by us of errors relating to accounting considerations previously applied to these investments and its determination that the corrections are material to net income in certain previously reported periods. The effects of the restatement are reflected in our consolidated financial statements and accompanying notes included herein. All periods presented are unaudited.
      We will file an amended 2005 Annual Report on Form 10-K to reflect the impact of our restatement. Until we file our amended 2005 Form 10-K, our previously published financial statements relating to periods not covered in this Form 10-Q cannot be relied upon.
      The corrections relating to these investments resulted in a cumulative change in shareholders’ equity of $16.7 million as of March 31, 2006, with the net effect of increasing net income for the three months ended March 31, 2006 by $0.7 million, increasing net income for the three months ended June 30, 2005 by $10.0 million, and increasing net income for the six months ended June 30, 2005 by $7.8 million.
      The nature of the corrections relate to:

(i) The accounting treatment for convertible bond securities held as investments and other fixed income securities with embedded derivatives held as investments. Certain securities held as investments by us purchased between 2001 and 2005 were carried at fair value in accordance with Statement of Financial Accounting Standard No. 115: “Accounting for Certain Investments in Debt and Equity Securities” due to their designation as available for sale with corresponding changes in their fair value recorded as a component of other comprehensive income. The accounting for these investments was restated to reflect the appropriate application of FAS No. 133: “Accounting for Derivative Instruments

and Hedging Activities” (“FAS 133”). Under FAS 133, changes in the fair value attributable to the embedded derivative in a convertible bond or other security is required to be recognized in income directly through realized gains or losses rather than recorded through unrealized gains and losses, a component of other comprehensive income, as previously reported by us. The estimated fair value of the embedded derivative is included in other invested assets. The corrections relating to these investments resulted in no cumulative change in total shareholders’ equity as of March 31, 2006, with the net effect of increasing net income for the three months ended March 31, 2006 by $1.7 million, increasing net income for the three months ended June 30, 2005 by $9.9 million, and increasing net income for the six months ended June 30, 2005 by $8.7 million. For each period, there is an offsetting change of the same amount in accumulated other comprehensive income, a component of shareholders’ equity.

(ii) The accounting treatment for certain gains or losses attributable to equity investments for which we utilize the equity method of accounting. The gain or loss attributable to certain capital transactions of equity investees is required to be recognized in income through realized gains or losses rather than unrealized gains and losses, a component of other comprehensive income, as previously reported by us. This includes amounts attributable to our equity interest in HWIC Asia Fund (“HWIC Asia”). In addition, an investment previously reported as an available for sale security has now been accounted for under the equity method of accounting, resulting in the related realized gains and losses being reclassified to investment income consistent with the equity method of accounting. The corrections relating to these investments for which we utilize the equity method of accounting resulted in no cumulative change in total shareholders’ equity as of March 31, 2006, with the net effect of decreasing net income for the three months ended March 31, 2006 by $1.0 million, increasing net income for the three months ended June 30, 2005 by $0.1 million and decreasing net income for the six months ended June 30, 2005 by $0.9 million. For each period, there is an offsetting change of the same amount in accumulated other comprehensive income, a component of shareholders’ equity.

(iii) The accounting treatment relating to our equity interest in TRG Holding Corp. (“TRG”), an affiliated investment purchased in 1999. We made errors in reflecting the negative goodwill attributable to our purchase of an equity investment in TRG in 1999. Negative goodwill was required to be amortized into net income in 1999 through 2001, and the remaining unamortized negative goodwill, net of associated deferred tax liability, arising from this purchase should have been fully recognized in our statement of operations as a cumulative effect of a change in accounting principle in 2002 to reflect the adoption of FAS No. 141: “Business Combinations,” which was effective as of January 1, 2002. In addition, since acquisition we made certain adjustments in error that reduced the carrying value of our investment in TRG to be in-line with the historical cost of our investment, with the effects reported through other comprehensive income. The corrections of these errors discussed herein increased our carrying value of TRG to reflect our proportionate ownership of the net assets of TRG. The corrections relating to our investment in TRG resulted in a $16.7 million cumulative increase in total shareholders’ equity as of March 31, 2006, with $6.7 million attributable to the cumulative change in net income and $10.0 million to the cumulative change in other comprehensive income, in each case through March 31, 2006. The corrections relating to TRG had no effect on net income available to common shareholders for the three months ended March 31, 2006 and for the three and six months ended June 30, 2005.

(iv) Unrelated adjustments of an immaterial nature involving the reclassification of certain accounts which were previously recorded in our consolidated financial statements. As part of the restatement, these adjustments were applied to the periods in which they occurred. There is no cumulative effect to shareholders’ equity at March 31, 2006 and no effect on net income for the periods presented in this Form 10-Q.

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
      We review our critical accounting estimates and assumptions on a quarterly basis. These reviews include, but are not limited to, the estimate of reinsurance premiums and premium related amounts, establishing deferred acquisition costs, an evaluation of the adequacy of reserves for unpaid losses and LAE, review of our reinsurance and retrocession agreements, an analysis of the recoverability of deferred income tax assets and an evaluation of the investment portfolio for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.
      Readers should review our amended 2005 Annual Report on Form 10-K when filed by the Company for a more complete description of our critical accounting estimates.

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
      The following table displays, by division, the estimates included in our consolidated financial statements as of June 30, 2006 and 2005 and March 31, 2006 and 2005 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	2006				2005

	As of	As of	Change	Change	As of	As of	Change	Change
	June 30,	March 31,	Year to	Second	June 30,	March 31,	Year to	Second
Division	2006	2006	Date	Quarter	2005	2005	Date	Quarter

	Gross Premiums Written
Americas	$212.1	$266.9	$(68.2)	$(54.8)	$249.9	$280.2	$(24.2)	$(30.3)
EuroAsia	150.8	125.0	27.9	25.8	134.4	121.9	18.8	12.5
London Market	56.8	53.3	(16.2)	3.5	45.0	57.5	(16.2)	(12.5)

Total	$419.7	$445.2	$(56.5)	$(25.5)	$429.3	$459.6	$(21.6)	$(30.3)

	Acquisition Costs
Americas	$44.3	$57.2	$(16.1)	$(12.9)	$59.4	$65.8	$(8.8)	$(6.4)
EuroAsia	47.7	42.5	11.2	5.2	41.7	41.2	7.2	0.5
London Market	5.0	3.4	(1.6)	1.6	5.9	8.5	(3.0)	(2.6)

Total	$97.0	$103.1	$(6.5)	$(6.1)	$107.0	$115.5	$(4.6)	$(8.5)

	2006				2005

	As of	As of	Change	Change	As of	As of	Change	Change
	June 30,	March 31,	Year to	Second	June 30,	March 31,	Year to	Second
Division	2006	2006	Date	Quarter	2005	2005	Date	Quarter

	Premiums Receivable
Americas	$167.8	$209.7	$(52.1)	$(41.9)	$190.5	$214.4	$(15.4)	$(23.9)
EuroAsia	103.1	82.5	16.7	20.6	92.7	80.7	11.6	12.0
London Market	51.8	49.9	(14.6)	1.9	39.1	49.0	(13.2)	(9.9)

Total	$322.7	$342.1	$(50.0)	$(19.4)	$322.3	$344.1	$(17.0)	$(21.8)

	Unearned Premium Reserve
Americas	$125.0	$167.5	$(47.6)	$(42.5)	$172.2	$190.6	$9.5	$(18.4)
EuroAsia	94.7	78.7	(1.9)	16.0	92.1	79.9	(5.2)	12.2
London Market	19.8	17.6	(2.4)	2.2	21.7	13.5	8.1	8.2

Total	$239.5	$263.8	$(51.9)	$(24.3)	$286.0	$284.0	$12.4	$2.0

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
      Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.4% of our gross premiums written for the six months ended June 30, 2006. As a result, we believe the risks of material changes over time are mitigated.

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
      We rely on initial and subsequent claims reports received from ceding companies to establish our estimate of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $17.8 million and $17.3 million as of June 30, 2006 and December 31, 2005, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

      The reserve methodologies employed by us are dependent on the nature and quality of the data that we collect from ceding companies. This data primarily consists of loss amounts reported by the ceding companies, loss payments made by the ceding companies, and premiums written and earned reported by the ceding companies or estimated by us. Underwriting and claim information provided by our ceding companies is aggregated by the year in which each treaty is written into groups of business by geographic region and type of business to facilitate analysis, generally referred to as “reserve cells.” These reserve cell groupings of business are reviewed annually and change over time as our business mix changes. We supplement this information with claims and underwriting audits of specific contracts, internally developed pricing trends, as well as loss trend data developed from industry sources. This information is used to develop point estimates of carried reserves for each business segment. These individual point estimates, when aggregated, represent the total carried losses and LAE reserves carried in our consolidated financial statements. Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. The actuarial techniques for projecting losses and LAE reserves by reserve cell rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date.
      Our estimate of ultimate loss is determined based on a review of the results of several commonly accepted actuarial projection methodologies incorporating the quantitative and qualitative information described above. The specific methodologies we utilize in our loss reserve review process include, but may not be limited to (i) incurred and paid loss development methods, (ii) incurred and paid Bornhuetter Ferguson (“BF”) methods and (iii) loss ratio methods. We generally do not utilize methodologies that are dependent on claim counts reported, claim counts settled or claim counts open. Due to the nature of our business, this information is not routinely provided by the ceding company for every treaty. Consequently, actuarial methods utilizing this information generally cannot be relied upon by us in our loss reserve estimation process. As a result, for much of our business, the separate analysis of frequency and severity loss activity underlying overall loss emergence trends is not practical. Generally, we rely on BF and loss ratio methods for estimating ultimate loss liabilities for more recent treaty years. These methodologies, at least in part, apply a loss ratio, determined from aggregated analyses of internally developed pricing trends across reserve cells, to premium earned on that business. Adjustments to premium estimates generate appropriate adjustments to ultimate loss estimates in the quarter in which they occur using the BF and loss ratio methods. To estimate losses for more mature treaty years, we generally rely on the incurred loss development methodology, which does not rely on premium estimates. This methodology relies on loss emergence analyses determined from cedant supplied claim information. In addition, we may use other methods to estimate liabilities for specific types of claims. For property catastrophe losses, we may utilize vendor catastrophe models to estimate ultimate loss soon after a loss occurs, where loss information is not yet reported to us from cedants. The provision for asbestos loss liabilities is established based on an annual review of internal and external trends in reported loss and claim payments. IBNR is determined by subtracting the total of paid loss and case reserves including ACR’s from ultimate loss.
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
      The ultimate settlement value of loss and LAE related to business written in prior periods, for the six months ended June 30, 2006 and 2005, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at December 31, 2005 and 2004 by 1.6% and 2.3%, respectively, which adversely affected our results by $61.4 million and $74.2 million, pre-tax, for the six months ended June 30, 2006 and 2005, respectively. The ultimate settlement value of loss and LAE related to business written in prior periods, for the three months ended June 30, 2006 and 2005, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at March 31, 2006 and 2005 by 0.9% and 0.8%, respectively, which adversely affected our results by $37.7 million and $25.4 million, pre-tax, for the three months ended June 30, 2006 and 2005, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions based upon that information. Every 1% point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and loss adjustment expenses as of June 30, 2006 will impact pre-tax income by $42.0 million.
      If a change were to occur in the frequency and severity of claims underlying our June 30, 2006 unpaid losses and loss adjustment expenses, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

2.50% unfavorable change	$104.9
5.00% unfavorable change	209.8
7.50% unfavorable change	314.7
      Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future emergence for certain segments of our business. In recent years, we experienced loss emergence, resulting from a combination of higher claim frequency and severity as reported by our cedants, greater than expectations that were established based on a review of the prior years’ loss emergence trends, particularly for business written in the period 1997 through 2001. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time. These competitive conditions resulted in price pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the late 1990s through the early 2000s.
      The following table provides detail on adverse (favorable) loss and LAE development for prior years, by division, for the six and three months ended June 30, 2006 and 2005 (in millions):

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Americas	$80.7	$84.7	$40.8	$38.7
EuroAsia	(4.3)	4.4	—	(4.6)
London Market	0.5	(13.4)	0.9	(8.5)
U.S. Insurance	(15.5)	(1.5)	(4.0)	(0.2)

Total adverse loss and LAE development	$61.4	$74.2	$37.7	$25.4

      The Americas division reported net adverse loss development for prior years of $80.7 and $84.7 million for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, the net adverse loss development reported for prior years is $40.8 and $38.7 million, respectively. For the six months ended June 30, 2006, the increase in prior year loss estimates is principally driven by a $25.2 million increase in the loss estimates for the 2005 hurricanes due to unexpected marine loss emergence on Hurricane Rita and the triggering of industry loss warranty contracts written by the Company for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period. The remaining adverse development on prior years of $55.5 million was principally due to unfavorable U.S. casualty loss emergence in the period for business written in 2001 and prior. Partially offsetting this increase was a decline in loss estimates due to favorable loss emergence for United States casualty business in more recent years. For the six months ended June 30, 2005 the increase in prior year loss estimates is principally due to unfavorable loss emergence in the period for U.S. casualty business written in 2001 and prior. For the three months ended June 30, 2006, the increase in prior year loss estimates is principally due to an increase in loss estimates for the 2005 storms and unfavorable loss emergence on U.S. casualty business for 2001 and prior. For the three months ended June 30, 2005, the increase in prior year loss estimates is principally due to unfavorable loss emergence in the period for U.S. casualty business written in 2001 and prior offset by favorable loss emergence on 2004 catastrophe activity. The difficulty in anticipating the ultimate losses attributable to U.S. casualty business is due to calendar period emergence exceeding expectations that were established based on information available in prior years. This includes estimating the cost of known claims and, more importantly, estimating the cost of claims where no reports have yet been made. In addition, the ability to anticipate the ultimate value of losses is made difficult by the long period of time that elapses before an actual loss is known and determinable, particularly for professional liability lines where claims are often litigated to achieve a settlement. In particular, competitive market conditions during the 1997 to 2001 period have resulted in unexpectedly prolonged emergence patterns as a result of: (i) an increasing level of deductibles, (ii) expanded coverage, (iii) expanded policy terms and (iv) a proliferation of corporate improprieties and bankruptcies. Losses attributable to general liability and excess workers’ compensation classes of business during the 1997 to 2001 period have also demonstrated a higher incidence of severity due to relatively broad coverage available under policy forms used during these periods. These factors have adversely impacted our ability to estimate losses and LAE in subsequent periods attributable to business written during this period.
      The EuroAsia division reported net favorable loss development for prior years of $4.3 million, and net adverse loss development of $4.4 million for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006, the net loss development reported for prior years is immaterial. The net loss development reported for prior years for the three months ended June 30, 2005 is $4.6 million favorable. The reduction in prior year loss estimates for the six months ended June 30, 2006 is driven by favorable loss emergence trends in non-proportional personal accident as well as miscellaneous proportional property coverages. For the six months ended June 30, 2005, the adverse loss development is due primarily to revised loss estimates for Typhoon Songda and the Indonesian earthquake and resulting tsunami. For the three months ended June 30, 2005, the favorable loss development is due primarily to favorable loss emergence trends in miscellaneous specialty lines.
      The London Market division reported net adverse loss development for prior years of $0.5 million and net favorable loss development of $13.4 million for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, the net adverse development reported for prior years is $0.9 million and the net favorable loss development is $8.5 million, respectively. The increase in prior year loss estimates for the six months ended June 30, 2006 results from unfavorable loss emergence on the 2005 hurricanes in the period offset by favorable loss emergence trends for proportional auto, satellite, and aviation business. Net favorable development for six months ended June 30, 2005 is principally due to non-catastrophe property and auto liability experience. For the three months ended June 30, 2006, the increase in prior year loss estimates is driven principally by unfavorable loss emergence trends in general liability proportional business. For the three months ended June 30, 2005 net favorable loss development is principally due to better than expected emergence on proportional motor liability.
      The U.S. Insurance division reported net favorable loss development for prior years of $15.5 million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. The net favorable development for prior years is $4.0 and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. The reduction in prior year loss estimates during the six months ended June 30, 2006 results from favorable loss emergence trends for medical malpractice and general liability. The reduction in prior year loss estimates for the six months ended June 30, 2005 results from favorable loss emergence trends in general liability. For the three months ended June 30, 2006, the reduction in loss estimates results from favorable loss emergence trends in medical malpractice and general liability.
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
      The following table summarizes, by type of reserve, the unpaid losses and LAE reserve as of June 30, 2006 and December 31, 2005. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of June 30, 2006			As of December 31, 2005

	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves

	(In millions)
Americas
Gross	$1,815.3	$1,191.5	$3,006.8	$1,889.8	$1,245.2	$3,135.0
Ceded	(428.1)	(115.8)	(543.9)	(605.5)	(187.0)	(792.5)

Net	$1,387.2	$1,075.7	$2,462.9	$1,284.3	$1,058.2	$2,342.5

EuroAsia
Gross	$302.2	$235.7	$537.9	$267.5	$212.1	$479.6
Ceded	(8.7)	(2.1)	(10.8)	(9.7)	(5.3)	(15.0)

Net	$293.5	$233.6	$527.1	$257.8	$206.8	$464.6

London Market
Gross	$436.9	$613.6	$1,050.5	$345.6	$664.3	$1,009.9
Ceded	(111.1)	(87.4)	(198.5)	(112.8)	(110.6)	(223.4)

Net	$325.8	$526.2	$852.0	$232.8	$553.7	$786.5

U.S. Insurance
Gross	$130.5	$402.4	$532.9	$121.6	$371.6	$493.2
Ceded	(48.2)	(131.4)	(179.6)	(49.6)	(126.3)	(175.9)

Net	$82.3	$271.0	$353.3	$72.0	$245.3	$317.3

Total
Gross	$2,684.9	$2,443.2	$5,128.1	$2,624.5	$2,493.2	$5,117.7
Ceded	(596.1)	(336.7)	(932.8)	(777.6)	(429.2)	(1,206.8)

Net	$2,088.8	$2,106.5	$4,195.3	$1,846.9	$2,064.0	$3,910.9

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
      We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of June 30, 2006, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $137.4 million and $19.7 million, respectively. See Note 8 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.
      The following tables provide the gross and net asbestos and environmental losses and LAE incurred for the six and three months ended June 30, 2006 and 2005 (in millions):

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Asbestos
Gross losses and LAE incurred	$15.0	$3.1	$—	$3.1
Net losses and LAE incurred	(12.3)	3.4	(0.9)	2.0
Environmental
Gross losses and LAE incurred	$—	$5.7	$—	$1.6
Net losses and LAE incurred	(3.0)	(0.3)	(0.1)	(0.4)
      For the six months ended June 30, 2006, the $12.3 million benefit for net asbestos losses and LAE incurred is comprised of a $5.0 million net reserve increase which was reduced by the $17.3 million benefit recognized as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Environmental net losses and LAE for the six months ended June 30, 2006 reflect a $3.0 million benefit as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement.
      For the three months ended June 30, 2006, net asbestos losses and LAE reflect a $0.9 million benefit as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Environmental net losses and LAE for the three months ended June 30, 2006 reflect a $0.1 million benefit as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement.
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

Reinsurance and Retrocessions
      We purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on our insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple contracts. To protect against this risk, we purchase various amounts of catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. The maximum recovery from a major catastrophic event in the United States in 2005 was $75.0 million, increased by proportional protection covering targeted portions of our property business. As of December 31, 2005, our catastrophe excess of loss reinsurance protection available for losses in the United States was exhausted by losses incurred by Hurricanes Katrina, Rita and Wilma. During the six months ended June 30, 2006, we purchased limited amounts of property catastrophe protection for our reinsurance business written in the United States. Specific reinsurance protections are placed to protect selected portions of our business outside of the United States.
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
      Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts (in millions) for these items follow:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Premiums Written
Direct	$348.0	$368.0	$155.5	$172.4
Add: assumed	828.9	907.1	428.5	429.3
Less: ceded	98.1	128.1	41.2	64.2

Net	$1,078.8	$1,147.0	$542.8	$537.5

Premiums Earned
Direct	$368.9	$351.2	$176.7	$177.4
Add: assumed	887.0	918.7	461.4	464.8
Less: ceded	117.8	137.6	53.5	74.0

Net	$1,138.1	$1,132.3	$584.6	$568.2

      The total amount of reinsurance recoverables on paid and unpaid losses as of June 30, 2006 and December 31, 2005 was $1,063.0 million and $1,347.7 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables and assumed reinsurance balances as of June 30, 2006 and December 31, 2005 was $41.8 million and $37.2 million, respectively.
      We are the beneficiary of reinsurance protection covering certain amounts of our 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax. This 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, we paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and LAE and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, we account for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract that are in excess of $97.0 million in the aggregate have been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain is amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, we utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. We ceded losses of $8.8 million and $4.4 million to the 1995 Stop Loss Agreement for the six and three months ended June 30, 2005, respectively, which are deferred over the estimated remaining settlement period. There were no cessions to this agreement for the six and three months ended June 30, 2006. As it was our intention at the time of the assignment to nSpire Re to continue to have the contract be accounted for as prospective reinsurance, we requested that nSpire Re pay $78.0 million due under the contract prior to the expected settlement period, which allows us to record a portion of the benefit for losses previously ceded under the contract. We received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. In connection with the receipt of this cash, for the three months ended March 31, 2006, we recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and LAE. During the three months ended June 30, 2006, we amortized an additional $1.1 million of the deferred gain. We recognized $5.6 million ($3.7 million after tax) and $2.8 million ($1.8 million after tax), of the cumulative deferred gain under the 1995 Stop Loss Agreement for the six and three months ended June 30, 2005, respectively. The cash payment of $78.0 million represents a permanent reduction in the amount of reinsurance recoverable from nSpire Re. The reinsurance recoverable on unpaid losses related to this agreement was $97.0 million as of June 30, 2006 and $175.0 million as of December 31, 2005, fully secured by letters of credit, and will be received in future periods as the underlying claims are settled. The unamortized deferred gain included in our consolidated balance sheets as of June 30, 2006 and December 31, 2005 is $25.2 million and $45.6 million, respectively.
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
      During the second quarter of 2006, we commuted certain Whole Account Excess of Loss Agreements for total consideration of $80.6 million through the settlement of funds held under reinsurance contracts (included as a liability on our consolidated balance sheet) and the receipt of cash from the reinsurer, net of the settlement of outstanding commissions receivable. During the second quarter of 2006, the commutation of these contracts decreased our paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million. This commutation covered all outstanding Whole Account Excess of Loss Agreements applicable to underwriting and accident years 1999 and prior as well as the reinsurer’s participation on underwriting years 2000 and 2001. Two Whole Account Excess of Loss Agreements covering underwriting years 2000 and 2001 remain outstanding, with loss cession limits for each fully utilized as of June 30, 2006.
      In addition to the Whole Account Excess of Loss Agreements, we entered into a three-year aggregate excess of loss reinsurance contract protecting our United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”), which indemnified us for losses in excess of an annual retention, subject to an annual limit of liability. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of our total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. We maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for 1999 and 2000. A minimum interest credit is applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. As of June 30, 2006, the loss payment account had a zero balance.

      The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreements for the six and three months ended June 30, 2006 and 2005 (in millions):

	Six Months		Three Months
	Ended June 30,		Ended June 30,

Coverage period	2006	2005	2006	2005

Prior years	$—	$(1.3)	$(0.2)	$3.2
2000 underwriting year	0.1	2.4	(0.1)	0.2
2001 underwriting year	9.5	1.0	9.5	3.2

Total	$9.6	$2.1	$9.2	$6.6

      The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the six and three months ended June 30, 2006 and 2005 is as follows (in millions):

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Ceded earned premium	$(1.6)	$(1.6)	$(1.5)	$(2.6)
Ceded acquisition costs	0.6	1.5	(0.1)	1.1
Ceded losses and LAE	9.6	2.1	9.2	6.6

Net underwriting income	8.6	2.0	7.6	5.1
Interest expense	(4.6)	(6.5)	(0.4)	(4.2)

Income (loss) before income taxes	$4.0	$(4.5)	$7.2	$0.9

      We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $194.0 thousand and $315.0 thousand for the six months ended June 30, 2006 and 2005, respectively and $124.0 thousand and $392.0 thousand for the three months ended June 30, 2006, and 2005 respectively.
Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Underwriting Results
      Gross Premiums Written. Gross premiums written for the six months ended June 30, 2006 decreased by $98.2 million, or 7.7%, to $1,176.9 million compared to $1,275.1 million for the six months ended June 30, 2005, as reflected in the following table (in millions):

	Six Months
	Ended June 30,		Change

Division	2006	2005	$	%

Americas	$466.4	$548.9	$(82.5)	(15.0)%
EuroAsia	287.7	282.8	4.9	1.7
London Market	177.2	194.8	(17.6)	(9.0)
U.S. Insurance	245.6	248.6	(3.0)	(1.2)

Total gross premiums written	$1,176.9	$1,275.1	$(98.2)	(7.7)%

      Total reinsurance gross premiums written for the six months ended June 30, 2006 were $828.9 million compared to $907.1 million for 2005, a decrease of 8.6%. Total insurance gross premiums written for the six months ended June 30, 2006, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of the London Market division), were $348.0 million compared to $368.0 million for 2005, a decrease of

5.4%. For the six months ended June 30, 2006, total reinsurance gross premiums written represented 70.4% (71.1% in 2005) of our business, while insurance represented the remaining 29.6% (28.9% in 2005) of our business.
      Americas. Gross premiums written in the Americas division for the six months ended June 30, 2006 were $466.4 million, a decrease of $82.5 million, or 15.0%, as compared to $548.9 million for the six months ended June 30, 2005. These amounts represented 39.6% of our gross premiums written for the six months ended June 30, 2006 and 43.0% for the six months ended June 30, 2005. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $384.1 million for the six months ended June 30, 2006 decreased $76.4 million, or 16.6%, compared to $460.5 million for the six months ended June 30, 2005. The decline in gross premiums written is partially attributable to a decrease of $39.9 million in the alternative risk and non-traditional classes, which is primarily the result of cancellations and non-renewals of accounts, and a decrease across casualty classes of business of $34.4 million due to more competitive market conditions, particularly in professional liability and automobile classes. Property business increased by $2.4 million, or 2.3%, during 2006 to $106.7 million but is expected to decline in the second half of 2006 as we reduce proportional business, particularly in peak catastrophe zones, in favor of excess of loss business which will have the effect of reducing written premiums.

•	Latin America — Gross premiums written of $69.6 million for the six months ended June 30, 2006 increased $5.6 million, or 8.7%, compared to $64.0 million for the six months ended June 30, 2005. This increase is due to increases in treaty proportional business of $5.8 million and treaty excess business of $1.7 million, primarily across property classes of business. These increases were offset by a decrease in facultative business of $1.9 million.

•	Canada — Gross premiums written of $12.3 million for the six months ended June 30, 2006 decreased $11.5 million, or 48.3%, compared to $23.8 million for the six months ended June 30, 2005. The reduction in gross premiums written was primarily due to the cancellation of certain personal automobile business by ceding companies based on their decision to retain more of their business. In certain cases, this included the return of unearned premiums to the ceding company.
      EuroAsia. Gross premiums written in the EuroAsia division for the six months ended June 30, 2006 were $287.7 million, an increase of $4.9 million, or 1.7%, as compared to $282.8 million for the six months ended June 30, 2005. These amounts represented 24.4% of our gross premiums written for the six months ended June 30, 2006 and 22.2% in the corresponding period of 2005. This increase is primarily attributable to exchange rate movements during the first six months of 2006 compared to 2005 as the U.S. dollar strengthened against the Euro, reflecting higher volume of property, liability and marine business, offset by lower volume in motor, credit and bonds, aviation and accident and health classes of business.
      London Market. Gross premiums written in the London Market division for the six months ended June 30, 2006 were $177.2 million, a decrease of $17.6 million, or 9.0%, as compared to $194.8 million for the six months ended June 30, 2005. These amounts represented 15.1% of our gross premiums written for the six months ended June 30, 2006 and 15.3% for the six months ended June 30, 2005. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $74.8 million for the six months ended June 30, 2006 decreased $0.6 million, or 0.8%, compared to $75.4 million for the six months ended June 30, 2005. Gross premiums written from property business, which represents 35.3% of London Branch for the six months ended June 30, 2006, decreased by $3.7 million, or 12.3%, for the six months ended June 30, 2006 compared to the corresponding period of 2005, as ceding companies are choosing to retain more business. Marine and aviation business increased by $5.9 million or 21.7% for the six months ended June 30, 2006 compared to the corresponding period in 2005. Casualty business decreased by $2.7 million or 15.1% in 2006 compared to the corresponding period of 2005 due to the non-renewal of business that did not meet our underwriting criteria.

•	Newline — Gross premiums written of $102.4 million for the six months ended June 30, 2006 decreased $17.0 million, or 14.2%, compared to $119.4 million for the six months ended June 30, 2005. The decrease was primarily attributable to lower liability business which generally reflects more competitive market conditions, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the six months ended June 30, 2006 were $245.6 million, a decrease of $3.0 million, or 1.2%, as compared to $248.6 million for the six months ended June 30, 2005. These amounts represented 20.9% of our gross premiums written for the six months ended June 30, 2006 and 19.5% for the six months ended June 30, 2005. There were no meaningful new programs added during the six months ended June 30, 2006. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division of $7.6 million and $7.9 million for the six months ended June 30, 2006 and 2005, respectively. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the six months ended June 30, 2006 decreased by $3.3 million, or 1.3%, over the corresponding period of 2005. Lines of business which experienced the greatest change in gross premiums written during the quarter are as follows:

•	Professional liability gross premiums written increased $10.3 million, or 19.6%, to $62.8 million for the six months ended June 30, 2006 from $52.5 million for the six months ended June 30, 2005. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical malpractice gross premiums written were $83.2 million for the six months ended June 30, 2006, an increase of $5.8 million, or 7.4%, from $77.4 million for the six months ended June 30, 2005. Medical malpractice, our largest line of business in the U.S. Insurance division, represented 33.9% of gross premiums written in U.S. Insurance for the six months ended June 30, 2006.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $12.1 million, or 23.0%, to $40.6 million from $52.7 million for the six months ended June 30, 2006 and 2005, respectively, primarily due to increased competition in California and recently introduced rating restrictions in California.
      Ceded Premiums Written. Ceded premiums written for the six months ended June 30, 2006 decreased by $30.0 million, or 23.4%, to $98.1 million (8.3% of gross premiums written) from $128.1 million (10.0% of gross premiums written) for the six months ended June 30, 2005. The decrease in ceded premiums written is due to the overall decrease in gross premiums written, combined with increased retentions in our U.S. Insurance business, as premiums ceded decreased by $18.0 million in 2006 to 23.7% of gross premiums written for the six months ended June 30, 2006 from 30.7% in the comparable 2005 period. Ceded premiums written relating to our Whole Account and Facultative Excess of Loss Agreements were $1.6 million for the six months ended June 30, 2006 compared to $0.6 million in ceded premiums written for the six months ended June 30, 2005. The increase of $1.0 million for the six months ended June 30, 2006 was primarily attributable to premium adjustments under the agreements during 2006.
      Net Premiums Written. Net premiums written for the six months ended June 30, 2006 decreased by $68.2 million, or 5.9%, to $1,078.8 million from $1,147.0 million for the six months ended June 30, 2005. Net premiums written represent gross premiums written less ceded premiums written. The decrease in net premiums written is comprised of a decrease in our gross premiums written of $98.2 million offset by the decrease in our ceded premiums written of $30.0 million compared to 2005.
      Net Premiums Earned. Net premiums earned for the six months ended June 30, 2006 increased by $5.8 million, or 0.5%, to $1,138.1 million, from $1,132.3 million for the six months ended June 30, 2005. Net premiums earned decreased by $33.4 million, or 6.2%, in the Americas division and by $7.2 million, or 4.0%, in the London Market division, offset by an increase in the EuroAsia division of $3.9 million, or 1.4% and in the U.S. Insurance division of $42.5 million, or 29.4%. Although net premiums earned increased slightly for the six months ended June 30, 2006, we expect that the lower level of net premiums written for the remainder of 2006 will result in reduced net premiums earned in subsequent quarters.

      Losses and Loss Adjustment Expenses. Net losses and LAE incurred decreased 7.4% to $746.3 million for the six months ended June 30, 2006, from $805.8 million for the six months ended June 30, 2005 as follows (in millions):

	Six Months
	Ended June 30,		Change

	2006	2005	$	%

Gross losses and LAE incurred	$850.3	$922.1	$(71.8)	(7.8)%
Less: ceded losses and LAE incurred	104.0	116.3	(12.3)	(10.6)

Net losses and LAE incurred	$746.3	$805.8	$(59.5)	(7.4)%

      The decrease in losses and LAE was principally related to a decline in current year catastrophe events of $21.3 million, ($11.2 million for the six months ended June 30, 2006 versus $32.5 million for the six months ended June 30, 2005), and a decline in development on prior years of $12.8 million ($61.4 million for the six months ended June 30, 2006, versus $74.2 million for the six months ended June 30, 2005). Losses and LAE for the six months ended June 30, 2006 include unfavorable development of $61.4 million attributable to 2005 and prior years, which reflects $31.1 million for prior year catastrophe events, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period, with the remainder principally related to U.S. casualty classes of business. For the six months ended June 30, 2005, current year catastrophe events of $32.5 million include $23.5 million related to Windstorm Erwin. Losses and LAE incurred during the six months ended June 30, 2005 include $74.2 million attributable to 2004 and prior years, which includes $13.7 million for catastrophe events occurring prior to 2005 with the remainder principally related to U.S. casualty classes of business.
      Ceded losses and LAE incurred for the six months ended June 30, 2006 decreased by $12.3 million, or 10.6%, to $104.0 million, from $116.3 million for the six months ended June 30, 2005. The net benefit from the 1995 Stop Loss Agreement, recorded as an increase in ceded losses, for the six months ended June 30, 2006 increased to $20.4 million from $5.6 million for the six months ended June 30, 2005. In addition, cessions to the Whole Account Excess of Loss Agreements increased ceded incurred losses by $9.6 million for the six months ended June 30, 2006 and were insignificant for six months ended June 30, 2005, respectively. These increases were offset by a decrease of $15.0 million in property catastrophe cessions and a decrease in ceded losses related to our insurance operations of $16.6 million ($39.0 million for the six months ended June 30, 2006 versus $55.6 million for the six months ended June 30, 2005) due to increased retentions.
      The loss and LAE ratio for the six months ended June 30, 2006 and 2005 and the percentage point change for each of our divisions and in total are as follows:

	Six Months
	Ended
	June 30,		Percentage
			Point
Division	2006	2005	Change

Americas	73.0%	78.2%	(5.2)
EuroAsia	59.1	67.0	(7.9)
London Market	63.7	62.5	1.2
U.S. Insurance	56.8	63.6	(6.8)

Total losses and LAE ratio	65.6%	71.2%	(5.6)

      The following tables reflect total losses and LAE as reported for each division and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the six months ended June 30, 2006 and 2005 (in millions):

Six Months Ended June 30, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$368.4	73.0%	$162.7	59.1%	$108.9	63.7%	$106.3	56.8%	$746.3	65.6%
Catastrophe Losses:
2006 Events	5.2	1.0	5.6	2.0	0.4	0.2	—	0.0	11.2	1.0
Hurricanes Katrina, Rita and Wilma	20.4	4.0	0.2	0.1	10.3	6.0	1.2	0.6	32.1	2.8
All Other Prior Years	4.8	1.0	(1.6)	(0.6)	(3.0)	(1.8)	(1.2)	(0.6)	(1.0)	(0.1)

Total catastrophe losses	30.4	6.0%	4.2	1.5%	7.7	4.4%	—	0.0%	42.3	3.7%
Prior period loss development including prior period catastrophe losses	$80.7	16.0%	$(4.3)	(1.6)%	$0.5	0.3%	$(15.5)	(8.3)%	$61.4	5.4%

Six Months Ended June 30, 2005

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$420.6	78.2%	$181.9	67.0%	$111.3	62.5%	$92.0	63.6%	$805.8	71.2%
Catastrophe Losses:
Windstorm Erwin	—	0.0	21.5	7.9	2.0	1.1	—	0.0	23.5	2.1
India Floods	—	0.0	1.4	0.5	—	0.0	—	0.0	1.4	0.1
Other 2005 Events	2.3	0.4	1.8	0.7	3.5	2.0	—	0.0	7.6	0.7
2004 Florida Hurricanes	1.8	0.3	—	0.0	0.9	0.5	—	0.0	2.7	0.2
All Other Prior Years	(1.1)	(0.2)	10.5	3.9	1.6	0.9	—	0.0	11.0	1.0

Total catastrophe losses	3.0	0.5%	35.2	13.0%	8.0	4.5%	—	0.0%	46.2	4.1%
Prior period loss development including prior period catastrophe losses	$84.7	15.7%	$4.4	1.6%	$(13.4)	(7.5)%	$(1.5)	(1.0)%	$74.2	6.6%

      Americas Division — Losses and LAE decreased $52.2 million, or 12.4%, to $368.4 million for the six months ended June 30, 2006, from $420.6 million for the six months ended June 30, 2005. This resulted in a loss and LAE ratio of 73.0% for the six months ended June 30, 2006, compared to 78.2% for the six months ended June 30, 2005. The decrease in losses and LAE was principally due to a decline in net earned premium of $33.4 million or 6.2%. Losses and LAE in the six months ended June 30, 2006 period include adverse development of $80.7 million attributable to 2005 and prior years, principally related to U.S. casualty classes of business, and includes adverse development of $25.2 million from prior period catastrophe losses, principally Hurricanes Rita and Wilma. Losses and LAE for the six months ended June 30, 2005 include an increase of $84.7 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business and includes adverse development of $1.8 million on the 2004 hurricanes.
      EuroAsia Division — Losses and LAE decreased $19.2 million, or 10.6%, to $162.7 million for the six months ended June 30, 2006, from $181.9 million for the six months ended June 30, 2005. This resulted in a loss and LAE ratio of 59.1% for the six months ended June 30, 2006, compared to 67.0% for the six months ended June 30, 2005. This decrease is principally due to a reduction in catastrophe losses of $31.0 million ($4.2 million for the six months ended June 30, 2006 versus $35.2 million for the six months ended June 30, 2005). Losses and LAE for the six months ended June 30, 2006 include a benefit of $4.3 million attributable to 2005 and prior years, principally related to non-proportional personal accident and miscellaneous proportional property coverages. For the six months ended June 30, 2005, losses and LAE include $35.2 million for property catastrophe events, including $21.5 million for Windstorm Erwin. Losses and LAE in the six months ended June 30, 2005 also include an increase of $4.4 million attributable to 2004 and prior years, principally related to prior years catastrophe adverse development of $10.5 million predominantly attributable to Typhoon Songda and the Indonesian earthquake and resulting tsunami.
      London Market Division — Losses and LAE decreased $2.4 million, or 2.2%, to $108.9 million for the six months ended June 30, 2006, from $111.3 million for the six months ended June 30, 2005. This resulted in a loss and LAE ratio of 63.7% for the six months ended June 30, 2006, compared to 62.5% for the six months ended June 30, 2005. The decrease in losses and LAE was principally related to a decline in net premiums earned of $7.2 million or 4.0%. Losses and LAE for the six months ended June 30, 2006 included $0.5 million adverse development for prior years, principally due to $10.3 million unfavorable development on the 2005 hurricanes which was offset by favorable emergence on proportional liability, satellite and accident and health business. For the six months ended June 30, 2005, losses and LAE in the 2005 period include a benefit of $13.4 million attributable to 2004 and prior years principally due to non-catastrophe property and auto liability exposures which offset $2.5 million of development from prior period catastrophe losses.
      U.S. Insurance Division — Losses and LAE increased $14.3 million, or 15.5%, to $106.3 million for the six months ended June 30, 2006, from $92.0 million for the six months ended June 30, 2005. This resulted in a loss and LAE ratio of 56.8% for the six months ended June 30, 2006, compared to 63.6% for the six months ended June 30, 2005. The increase in losses and LAE was related to the 29.4% increase in net premiums earned and was partially offset by a decrease of $15.5 million on losses and LAE attributable to 2005 and prior years, principally due to medical malpractice and general liability coverages. For the six months ended June 30, 2005, losses and LAE related to 2004 and prior years decreased by $1.5 million, principally due to favorable trends in general liability.
      Acquisition Costs. Acquisition costs for the six months ended June 30, 2006 were $246.8 million, an increase of $10.8 million or 4.6%, compared to $236.0 million for the six months ended June 30, 2005. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 21.7% for the six months ended June 30, 2006, compared to 20.8% for the six months ended June 30, 2005, an increase of 0.9 points. The Americas and London Market divisions’ acquisition ratios increased by 1.1 points and 1.4 points respectively, due to the change in composition of the mix of business written and adjustments to commissions in our Latin America segment, while the EuroAsia division had a slight decrease of 0.3 points. The U.S. Insurance division increased 3.0 points due to a decrease in ceded commissions as the division continues to increase its net retentions.
      Other Underwriting Expenses. Other underwriting expenses for the six months ended June 30, 2006 were $72.0 million, compared to $72.3 million for the six months ended June 30, 2005. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.3% for the six months ended June 30, 2006, compared to 6.4% for the six months ended June 30, 2005. The decrease in other underwriting expenses is attributable to reductions in compensation costs, particularly in the London Market, offset by increased legal fees. During the six months ended June 30, 2005, other underwriting expenses included $4.9 million related to the write-off of certain uncollectible reinsurance balances.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the six months ended June 30, 2006 and 2005 for each of our divisions:

	Six Months
	Ended
	June 30,		Percentage
			Point
Division	2006	2005	Change

Americas	31.9%	30.3%	1.6
EuroAsia	25.5	26.5	(1.0)
London Market	25.1	24.3	0.8
U.S. Insurance	24.1	20.5	3.6

Total acquisition costs and other underwriting expense ratio	28.0%	27.2%	0.8

      Our combined ratio was 93.6% for the six months ended June 30, 2006, compared to 98.4% for the six months ended June 30, 2005. The following table reflects the combined ratio for the six months ended June 30, 2006 and 2005 for each of our divisions:

	Six Months
	Ended June 30,		Percentage
			Point
Division	2006	2005	Change

Americas	104.9%	108.5%	(3.6)
EuroAsia	84.6	93.5	(8.9)
London Market	88.8	86.8	2.0
U.S. Insurance	80.9	84.1	(3.2)

Total combined ratio	93.6%	98.4%	(4.8)

Investment Results
      Net Investment Income. Net investment income for the six months ended June 30, 2006 increased by $203.6 million, or 275.0%, to $320.0 million, from $116.4 million for the six months ended June 30, 2005. Net investment income is comprised of gross investment income of $332.3 million less investment expenses of $12.3 million for the six months ended June 30, 2006, compared to gross investment income of $130.9 million less investment expenses of $14.5 million for the six months ended June 30, 2005. Higher net investment income for the six months ended June 30, 2006 is primarily attributable to the following:

•	an increase of $140.3 million for the six months ended June 30, 2006 over 2005 in net income due to equity accounting of HWIC Asia Fund (“HWIC Asia”), an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia included in investment income is comprised of the following items (in millions):

	Six Months
	Ended June 30,

	2006	2005

Equity in net investment income of HWIC Asia	$0.7	$0.8
Equity in net realized capital gains of HWIC Asia	167.1	26.7

Equity in net income of HWIC Asia, before taxes	$167.8	$27.5

•	an increase of $868.5 million or 16.2%, in average invested assets for the six months ended June 30, 2006 over 2005, and higher short-term rates over the period. Investment income from cash and short-term investments was $48.5 million for the six months ended June 30, 2006, an increase of $27.8 million, or 134.4%, over 2005; and

•	an increase of $24.6 million for the six months ended June 30, 2006 over 2005 in net investment income on other invested assets, which primarily reflects income from hedge funds and private equity investments of $25.6 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively.
      Excluding the positive impact of equity in net realized capital gains attributable to our equity investment in HWIC Asia, net investment income for the six months ended June 30, 2006 was $152.9 million, an increase of $63.1 million or 70.3%, from $89.8 million for the six months ended June 30, 2005. We believe this figure is more representative of investment income from our ongoing investment activities.
      Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in investment income attributable to HWIC Asia, was 5.2% and 3.9% for the six months ended June 30, 2006 and 2005, respectively.
      Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $4.6 million for the six months ended June 30, 2006, represents a decrease of $1.9 million, or 29.2%, from $6.5 million for the six months ended June 30, 2005. The decrease was primarily attributable to the commutation of certain Whole Account Excess of Loss Agreements discussed herein.
      Net Realized Investment Gains. Net realized investment gains of $159.4 million for the six months ended June 30, 2006 increased by $140.8 million from $18.6 million for the six months ended June 30, 2005. The increase in net realized investment gains is principally due to the redemption of shares of HWIC Asia which resulted in a realized gain of $69.4 million, an increase in foreign exchange gains on short-term and cash equivalents of $44.9 million, higher gains on equity securities of $44.8 million, offset by an increase in mark to market realized losses of $10.2 million on derivatives and short positions.
      Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $326.5 million for the six months ended June 30, 2006, an increase of $281.2 million over the six months ended June 30, 2005.
      During the six months ended June 30, 2006 and 2005, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $3.0 million and $36.6 million, respectively, relating to equity, fixed income and other investments. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the six months ended June 30, 2006 were $9.9 million, compared to $11.6 million for the six months ended June 30, 2005. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, Sarbanes-Oxley compliance consulting fees, corporate-related legal fees, consulting fees, and compensation expense. The six months ended June 30, 2006 includes $3.1 million in legal and accounting professional fees related to our 2005 restatement of financial results and regulatory matters. Amounts for the six months ended June 30, 2005 include $5.6 million related to consulting fees in implementing procedures and documentation relating to compliance requirements under Sarbanes-Oxley. Included in other expenses, net, is an expense of $2.1 million related to contracts under deposit accounting for the six months ended June 30, 2006, compared to a benefit of $1.7 million for the six months ended June 30, 2005.
      Interest Expense. We incurred interest expense related to our debt obligations of $18.5 million and $13.9 million for the six months ended June 30, 2006 and 2005, respectively. The higher amount of interest expense primarily reflects our $100.0 million senior debentures offering completed in February 2006 and our $125.0 million senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Benefit/Provision. Our federal and foreign income tax provision for the six months ended June 30, 2006 increased by $116.9 million, to $159.4 million, compared to $42.5 million for the six months ended June 30, 2005, resulting from increased pre-tax income. Included in the income tax provision for the six months ended June 30, 2006 is a one time tax benefit of $16.5 million which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. Our effective tax rates were 30.6% and 33.8% for the six months ended June 30, 2006 and 2005, respectively.
      Preferred Dividends. We recorded preferred dividends related to our series A and series B non-cumulative perpetual preferred shares of $4.1 million after-tax for the six months ended June 30, 2006. There were no preferred dividends during the first half of 2005, as the preferred shares were issued in October 2005.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Underwriting Results
      Gross Premiums Written. Gross premiums written for the three months ended June 30, 2006 decreased by $17.6 million, or 2.9%, to $584.1 million compared to $601.7 million for the three months ended June 30, 2005, as reflected in the following table (in millions):

	Three Months
	Ended June 30,		Change

Division	2006	2005	$	%

Americas	$233.9	$250.3	$(16.4)	(6.6)%
EuroAsia	151.9	143.5	8.4	5.9
London Market	92.5	97.5	(5.0)	(5.1)
U.S. Insurance	105.8	110.4	(4.6)	(4.2)

Total gross premiums written	$584.1	$601.7	$(17.6)	(2.9)%

      Total reinsurance gross premiums written for the three months ended June 30, 2006 were $428.5 million compared to $429.4 million for 2005, a decrease of 0.2%. Total insurance gross premiums written for the three months ended June 30, 2006, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of the London Market division), were $155.5 million compared to $172.3 million for 2005, a decrease of 9.8%. For the three months ended June 30, 2006, total reinsurance gross premiums written represented 73.4% (71.4% in 2005) of our business, while insurance represented the remaining 26.6% (28.6% in 2005) of our business.
      Americas. Gross premiums written in the Americas division for the three months ended June 30, 2006 were $233.9 million, a decrease of $16.4 million, or 6.6%, as compared to $250.3 million for the three months ended June 30, 2005. These amounts represented 40.0% of our gross premiums written for the three months ended June 30, 2006 and 41.6% for the three months ended June 30, 2005. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $186.0 million for the three months ended June 30, 2006 decreased $26.5 million, or 12.5%, compared to $212.5 million for the three months ended June 30, 2005. The decline in gross premiums written is partially attributable to a decrease of $15.5 million in the alternative risk and non-traditional classes, which is primarily the result of cancellations and non-renewals of accounts and a decrease across casualty classes of business of $13.4 million due to more competitive market conditions, particularly in professional liability and automobile classes. Property business decreased by $1.1 million or 2.3% during the three months ended June 30, 2006 to $45.4 million as we non-renewed proportional business, particularly in peak catastrophe zones, in favor of excess of loss business which has the effect of reducing written premiums. The reduction in property premiums due to the non renewal of business during the second quarter of 2006 was largely offset by price increases on property catastrophe business which renewed during the second quarter.

•	Latin America — Gross premiums written of $39.2 million for the three months ended June 30, 2006 increased $12.9 million, or 49.0%, compared to $26.3 million for the three months ended June 30, 2005. The increase was due to increases in treaty proportional business of $5.8 million, treaty excess business of $1.9 million and facultative business of $5.2 million compared to the second quarter of 2005. The growth during the three months ended June 30, 2006 was primarily driven by property classes of business.

•	Canada — Gross premiums written of $8.4 million for the three months ended June 30, 2006 decreased $2.7 million, or 24.3%, compared to $11.1 million for the three months ended June 30, 2005. The reduction in gross premiums written was primarily due to the cancellation of business, primarily personal automobile, by ceding companies based on their decision to retain more business. This follows the cancellation of certain proportional treaties during the first quarter of 2006, which is expected to lead to lower premiums through the balance of 2006.

      EuroAsia. Gross premiums written in the EuroAsia division for the three months ended June 30, 2006 were $151.9 million, an increase of $8.4 million, or 5.9%, as compared to $143.5 million for the three months ended June 30, 2005. These amounts represented 26.0% of our gross premiums written for the three months ended June 30, 2006 and 23.9% in the corresponding period of 2005. This increase reflects higher volume of property, liability and credit and bonds, offset by lower volume in motor, aviation, marine and accident and health classes of business. In addition, exchange rate movements between the second quarter of 2006 compared to 2005 contributed to higher premiums as the U.S. dollar strengthened against the Euro.
      London Market. Gross premiums written in the London Market division for the three months ended June 30, 2006 were $92.5 million, a decrease of $5.0 million, or 5.1%, as compared to $97.5 million for the three months ended June 30, 2005. These amounts represented 15.8% of our gross premiums written for the three months ended June 30, 2006 and 16.2% for the three months ended June 30, 2005. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $42.7 million for the three months ended June 30, 2006 increased $7.2 million, or 20.3%, compared to $35.5 million for the three months ended June 30, 2005. Gross premiums written from property business, which represents 30.5% of the London Branch volume, increased by $1.6 million, or 14.2%, for the three months ended June 30, 2006 compared to the corresponding period of 2005. Marine and aviation business increased $5.3 million, or 34.4%, for the three months ended June 30, 2006 compared to the corresponding period in 2005. Gross premiums written for the three months ended June 30, 2006 reflect an increase of $8.5 million due to higher premium estimates on existing contracts.

•	Newline — Gross premiums written of $49.8 million for the three months ended June 30, 2006 decreased $12.2 million, or 19.7%, compared to $62.0 million for the three months ended June 30, 2005. The decrease was primarily attributable to lower financial lines liability business which generally reflects more competitive market conditions, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the three months ended June 30, 2006 were $105.8 million, a decrease of $4.6 million, or 4.2%, as compared to $110.4 million for the three months ended June 30, 2005. These amounts represented 18.1% of our gross premiums written for the three months ended June 30, 2006 and 18.3% for the three months ended June 30, 2005. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division of $4.3 million and $3.2 million for the three months ended June 30, 2006 and 2005, respectively. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the three months ended June 30, 2006 decreased by $3.5 million, or 3.1%, over the corresponding period of 2005. There were no meaningful new programs added during the three months ended June 30, 2006. Lines of business which experienced the greatest change in gross premiums written during the quarter are as follows:

•	Medical malpractice gross premiums written were $33.4 million for the three months ended June 30, 2006, an increase of $8.0 million, or 31.5%, from $25.4 million for the three months ended June 30, 2005. The increase was primarily due to growth in medical malpractice premiums for hospitals business. Medical malpractice, our largest line of business in the U.S. Insurance division, represented 31.6% of gross premiums written in U.S. Insurance for the three months ended June 30, 2006, compared to 23.0% for the three months ended June 30, 2005.

•	Professional liability gross premiums written increased $4.2 million, or 15.0%, to $32.2 million for the three months ended June 30, 2006, from $28.0 million for the three months ended June 30, 2005. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Our personal auto business, which includes non-standard auto business written in California and Florida, decreased $9.5 million, or 31.7%, to $20.5 million from $30.0 million for the three months ended June 30, 2006 and 2005, respectively, primarily related to the cancellation of two programs, primarily due to increased competition in California and recently introduced rating restrictions in California.

      Ceded Premiums Written. Ceded premiums written for the three months ended June 30, 2006 decreased by $23.0 million, or 35.8%, to $41.2 million (7.1% of gross premiums written) from $64.2 million (10.7% of gross premiums written) for the three months ended June 30, 2005. The decrease in ceded premiums written is due to the overall decrease in gross premiums written, combined with increased retentions in our U.S. Insurance business, as premiums ceded decreased by $8.2 million in the second quarter of 2006 to 26.5% of gross premiums written for the three months ended June 30, 2006, from 32.8% in the comparable 2005 period. In addition, due to lower levels of property catastrophe protection purchased by us in 2006, there was a $9.9 million reduction in premiums ceded for the three months ended June 30, 2006 compared to the same period in 2005. Ceded premiums written relating to our Whole Account and Facultative Excess of Loss Agreements were $1.5 million for the three months ended June 30, 2006 compared to $2.1 million in ceded premiums written for the three months ended June 30, 2005. The decrease of $0.6 million for the three months ended June 30, 2006 was primarily attributable to premium adjustments under the agreements during the second quarter of 2006.
      Net Premiums Written. Net premiums written for the three months ended June 30, 2006 increased by $5.3 million, or 1.0%, to $542.8 million from $537.5 million for the three months ended June 30, 2005. Net premiums written represent gross premiums written less ceded premiums written. The increase in net premiums written is comprised of a decrease in gross premiums written of $17.6 million (2.9%) offset by the decrease in ceded premiums written of $23.0 million (35.8%) compared to 2005.
      Net Premiums Earned. Net premiums earned for the three months ended June 30, 2006 increased by $16.4 million, or 2.9%, to $584.6 million, from $568.2 million for the three months ended June 30, 2005. Net premiums earned increased by $0.8 million, or 1.0%, in the London Market division, by $7.6 million, or 5.5%, in the EuroAsia division, and by $11.1 million, or 14.5% in the U.S. Insurance division offset by a decrease in the Americas division of $3.1 million, or 1.2%. The higher growth in net premiums earned for the three months ended June 30, 2006 as compared to net premiums written in the same period primarily reflects higher retentions in U.S. Insurance. Although net premiums earned have increased during the second quarter, we expect the lower level of net premiums written for the remainder of 2006 will impact net premiums earned in subsequent quarters.
      Losses and Loss Adjustment Expenses. Net losses and LAE incurred increased 0.9% to $396.0 million for the three months ended June 30, 2006, from $392.6 million for the three months ended June 30, 2005 as follows (in millions):

	Three Months
	Ended June 30,		Change

	2006	2005	$	%

Gross losses and LAE incurred	$429.1	$466.8	$(37.7)	(8.1)%
Less: ceded losses and LAE incurred	33.1	74.2	(41.1)	(55.4)

Net losses and LAE incurred	$396.0	$392.6	$3.4	0.9%

      The increase in losses and LAE was principally related to an increase in net earned premium of $16.4 million. Losses and LAE for the three months ended June 30, 2006 include unfavorable development of $37.7 million attributable to 2005 and prior years, which reflects $25.5 million for prior year catastrophe events, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the quarter, with the remainder principally related to U.S. casualty classes of business. Losses and LAE incurred during the three months ended June 30, 2005 include $25.4 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business.
      Ceded losses and LAE incurred for the three months ended June 30, 2006 decreased by $41.1 million, or 55.4%, to $33.1 million, from $74.2 million for the three months ended June 30, 2005. The decrease is principally due to a $15.8 million decrease in our property catastrophe cessions and a decrease in ceded losses related to our insurance operations of $14.0 million ($17.1 million for the three months ended June 30, 2006 versus $31.1 million for the three months ended June 30, 2005). Additionally, the net benefit from the 1995 stop loss decreased by $1.8 million ($1.0 million ceded for the three months ended June 30, 2006 versus $2.8 million ceded for the three months ended June 30, 2005). Decreases in ceded losses were partially offset by an increase of $2.9 million in cessions for the Whole Account Excess of Loss Agreements ($9.2 million ceded for the three months ended June 30, 2006 versus $6.3 million ceded for the three months ended June 30, 2005).
      The loss and LAE ratio for the three months ended June 30, 2006 and 2005 and the percentage point change for each of our divisions and in total is as follows:

	Three Months
	Ended
	June 30,		Percentage
			Point
Division	2006	2005	Change

Americas	75.0%	80.3%	(5.3)
EuroAsia	60.0	57.6	2.4
London Market	65.9	56.9	9.0
U.S. Insurance	60.8	65.0	(4.2)

Total loss and LAE ratio	67.7%	69.1%	(1.4)

      The following tables reflect total losses and LAE as reported for each division and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of NPE, for the three months ended June 30, 2006 and 2005 (in millions):

For the Three Months Ended June 30, 2006

					London
	Americas		EuroAsia		Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$197.1	75.0%	$88.0	60.0%	$57.8	65.9%	$53.1	60.8%	$396.0	67.7%
Catastrophe Losses:
2006 Events	—	0.0	1.9	1.3	—	0.0	—	0.0	1.9	0.3
Hurricanes Katrina, Rita and Wilma	18.6	7.1	—	0.0	3.0	3.4	0.2	0.2	21.8	3.7
All Other Prior Years	6.1	2.3	(1.3)	(0.9)	(0.9)	(1.0)	(0.2)	(0.2)	3.7	0.6

Total catastrophe losses	24.7	9.4%	0.6	0.4%	2.1	2.4%	—	0.0%	27.4	4.6%
Prior period loss development including prior period catastrophe losses	$40.8	15.5%	$—	0.0%	$0.9	1.0%	$(4.0)	(4.6)%	$37.7	6.4%

For the Three Months Ended June 30, 2005

					London
	Americas		EuroAsia		Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$213.5	80.3%	$80.0	57.6%	$49.4	56.9%	$49.6	65.0%	$392.6	69.1%
Catastrophe Losses:
Windstorm Erwin	—	0.0	2.3	1.7	—	0.0	—	0.0	2.3	0.4
India Floods	—	0.0	1.4	1.0	—	0.0	—	0.0	1.4	0.2
Other 2005 Events	0.1	0.0	1.9	1.4	0.8	0.9	—	0.0	2.8	0.5
2004 Florida Hurricanes	(6.8)	(2.6)	—	0.0	(0.8)	(0.9)	—	0.0	(7.6)	(1.3)
All Other Prior Years	(1.2)	(0.4)	2.7	1.9	0.1	0.1	—	0.0	1.6	0.3

Total catastrophe losses	(7.9)	(3.0)%	8.3	6.0%	0.1	0.1%	—	0.0%	0.5	0.1%

Prior period loss development including prior period catastrophe losses	$38.7	14.5%	$(4.6)	(3.3)%	$(8.5)	(9.8)%	$(0.2)	(0.3)%	$25.4	4.5%

      Americas Division — Losses and LAE decreased $16.4 million, or 7.7%, to $197.1 million for the three months ended June 30, 2006, from $213.5 million for the three months ended June 30, 2005. This resulted in a loss and LAE ratio of 75.0% for the three months ended June 30, 2006, compared to 80.3% for the three months ended June 30, 2005. The decrease in losses and LAE was due to a decline in net earned premium of $3.1 million, or 1.2%. Losses and LAE in the three months ended June 30, 2006 period include adverse development of $40.8 million attributable to 2005 and prior years, which reflects prior year catastrophe losses of $24.7 million principally attributable to Hurricane Rita and Hurricane Wilma, with the remainder attributable to U.S. casualty classes of business. Losses and LAE for the three months ended June 30, 2005 include an increase of $38.7 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business (includes a benefit of $8.0 million from prior period catastrophe losses).
      EuroAsia Division — Losses and LAE increased $8.0 million, or 10.0%, to $88.0 million for the three months ended June 30, 2006, from $80.0 million for the three months ended June 30, 2005. This resulted in a loss and LAE ratio of 60.0% for the three months ended June 30, 2006, compared to 57.6% for the three months ended June 30, 2005. This increase is principally due to an increase in earned premium of $7.6 million, or 5.5%. For the three months ended June 30, 2006, losses and LAE include $0.6 million for property catastrophe events. For the three months ended June 30, 2005, losses and LAE include $8.3 million for property catastrophe events, which included $2.3 million for Windstorm Erwin. Losses and LAE in the three months ended June 30, 2005 include favorable development of $4.6 million attributable to 2004 and prior years, principally related to non-proportional liability (net of adverse development of $2.7 million from prior period catastrophe losses).
      London Market Division — Losses and LAE increased $8.4 million, or 17.0%, to $57.8 million for the three months ended June 30, 2006, from $49.4 million for the three months ended June 30, 2005. This resulted in a loss and LAE ratio of 65.9% for the three months ended June 30, 2006, compared to 56.9% for the three months ended June 30, 2005. The increase is principally due to a decline in favorable development on prior years’ loss. For the three months ended June 30, 2006, losses and LAE include adverse development of $0.9 million attributable to 2005 and prior years, principally related to the 2005 Hurricanes and offset by favorable emergence on aviation and accident and health exposures. For the three months ended June 30, 2005, losses and LAE include a benefit of $8.5 million attributable to 2004 and prior years principally related to auto liability exposures.
      U.S. Insurance Division — Losses and LAE increased $3.5 million, or 7.1%, to $53.1 million for the three months ended June 30, 2006, from $49.6 million for the three months ended June 30, 2005. This resulted in a loss and LAE ratio of 60.8% for the three months ended June 30, 2006, compared to 65.0% for the three months ended June 30, 2005. The increase in losses and LAE was related to the 14.5% increase in net premiums earned and a benefit of $4.0 million on losses and LAE attributable to 2005 and prior years, relating to better than expected emergence on medical malpractice and general liability business. For the three months ended June 30, 2005, losses and LAE related to 2004 and prior years decreased by $0.2 million.
      Acquisition Costs. Acquisition costs for the three months ended June 30, 2006 were $124.4 million an increase of $3.5 million or 2.9%, compared to $120.9 million for the three months ended June 30, 2005. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, for the three months ended June 30, 2006 and 2005 was 21.3% for both periods. The London Market division’s acquisition ratio increased by 1.0 point while the Americas division and the EuroAsia division had slight decreases of 0.1 points and 0.9 points, respectively. The U.S. Insurance division increased 1.6 points due to a decrease in ceded commissions as the division continues to increase its net retentions.
      Other Underwriting Expenses. Other underwriting expenses for the three months ended June 30, 2006 were $36.8 million, compared to $35.0 million for the three months ended June 30, 2005. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.3% for the three months ended June 30, 2006, compared to 6.2% for the three months ended June 30, 2005. The increase in other underwriting expenses is attributable to higher compensation expense as well as higher pension and retirement costs.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended June 30, 2006 and 2005 for each of our divisions:

	Three Months
	Ended
	June 30,		Percentage
			Point
Division	2006	2005	Change

Americas	30.7%	30.4%	0.3
EuroAsia	25.1	26.9	(1.8)
London Market	26.1	25.8	0.3
U.S. Insurance	23.7	20.0	3.7

Total acquisition costs and other underwriting expense ratio	27.6%	27.4%	0.2
      Our combined ratio was 95.3% for the three months ended June 30, 2006, compared to 96.5% for the three months ended June 30, 2005. The following table reflects the combined ratio for the three months ended June 30, 2006 and 2005 for each of our divisions:

	Three Months
	Ended June 30,		Percentage
			Point
Division	2006	2005	Change

Americas	105.7%	110.7%	(5.0)
EuroAsia	85.1	84.5	0.6
London Market	92.0	82.7	9.3
U.S. Insurance	84.5	85.0	(0.5)

Total combined ratio	95.3%	96.5%	(1.2)

Investment Results
      Net Investment Income. Net investment income for the three months ended June 30, 2006 increased by $145.0 million, or 286.6%, to $195.6 million, from $50.6 million for the three months ended June 30, 2005. Net investment income is comprised of gross investment income of $200.6 million less investment expenses of $5.0 million for the three months ended June 30, 2006, compared to gross investment income of $57.9 million less investment expenses of $7.3 million for the three months ended June 30, 2005. Higher net investment income for the three months ended June 30, 2006 is primarily attributable to the following:

•	an increase of $98.2 million for the three months ended June 30, 2006 over 2005 in net income due to equity accounting of HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia included in investment income is comprised of the following items (in millions):

	Three Months
	Ended June 30,

	2006	2005

Equity in net investment income of HWIC Asia	$1.0	$1.0
Equity in net realized capital gains of HWIC Asia	103.3	1.4

Equity in net income of HWIC Asia, before taxes	$104.3	$2.4

•	an increase of $1,036.6 million, or 19.0%, in average invested assets for the three months ended June 30, 2006 over 2005, and higher short-term rates over the period. Investment income from cash and short-term investment was $29.0 million for the three months ended June 30, 2006, an increase of $17.6 million, or 154.6%, over the three months ended June 30, 2005.

•	an increase of $19.5 million for the three months ended June 30, 2006 over 2005 in net investment income on other invested assets, which primarily reflects income from hedge funds and private equity investments of $17.7 million and $(0.5) million for the three months ended June 30, 2006 and June 30, 2005, respectively.
      Excluding the positive impact of equity in net realized capital gains attributable to our equity investment in HWIC Asia, net investment income for the three months ended June 30, 2006 was $92.3 million, an increase of $43.1 million, or 87.6%, from $49.2 million for the three months ended June 30, 2005. We believe this figure is more representative of investment income from our ongoing investment activities.
      Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in net investment income attributable to HWIC Asia, was 5.9% and 4.2% for the three months ended June 30, 2006 and 2005, respectively.
      Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $0.4 million for the three months ended June 30, 2006, and represents a decrease of $3.6 million, or 89.5%, from $4.0 million for the three months ended June 30, 2005. The decrease was primarily attributable to the commutation of certain Whole Account Excess of Loss Agreements discussed herein.
      Net Realized Investment Gains. Net realized investment gains of $80.8 million for the three months ended June 30, 2006 increased by $58.2 million from $22.6 million for the three months ended June 30, 2005. The increase in net realized investment gains is principally due to an increase in mark-to-market realized gains of $24.6 million on derivatives and short positions, an increase in foreign exchange gains on short-term and cash equivalents of $34.1 million and higher gains on equity securities of $23.9 million, offset by the redemption of shares of HWIC Asia, which resulted in a realized loss of $18.3 million.
      Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $184.1 million for the three months ended June 30, 2006, an increase of $160.1 million over the three months ended June 30, 2005.
      During the three months ended June 30, 2005, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $13.1 million, relating to equity, fixed income and other investments. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the three months ended June 30, 2006 were $2.7 million, compared to $4.4 million for the three months ended June 30, 2005. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, Sarbanes-Oxley compliance consulting fees, corporate-related legal fees, consulting fees and compensation expense. The decrease is due to a reduction in Sarbanes-Oxley compliance consulting fees and legal fees regarding regulatory matters, offset by an increase in compensation expense. Included in other expenses, net, is an expense of $1.2 million related to contracts under deposit accounting for the three months ended June 30, 2006, compared to a benefit of $1.0 million for the three months ended June 30, 2005
      Interest Expense. We incurred interest expense related to our debt obligations of $9.7 million and $7.5 million for the three months ended June 30, 2006 and 2005, respectively. The higher amount of interest expense primarily reflects our $100.0 million senior debentures offering completed in February 2006 and our $125.0 million senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Benefit/ Provision. Our federal and foreign income tax provision for the three months ended June 30, 2006 increased by $52.1 million, to $79.3 million, compared to $27.2 million for the three months ended June 30, 2005, resulting from increased pre-tax income. Included is the income tax provision for the three months ended June 30, 2006 is a one time tax benefit of $16.5 million primarily attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. As a result of this one time benefit, our effective tax rate was 27.2% for the three months ended June 30, 2006, compared to a more normalized rate of 34.5% for the three months ended June 30, 2005.
      Preferred Dividends. We recorded preferred dividends related to our series A and series B non-cumulative perpetual preferred shares of $2.1 million after-tax for the three months ended June 30, 2006. There were no preferred dividends during the second quarter of 2005, as the preferred shares were issued in October 2005.
Liquidity and Capital Resources
      Our shareholders’ equity increased by $209.9 million, or 12.8%, to $1,849.4 million as of June 30, 2006, from $1,639.5 million as of December 31, 2005. The net increase as of June 30, 2006 compared to December 31, 2005 was attributable to net income of $362.0 million, offset by a decrease in accumulated other comprehensive income of $145.5 million after tax and dividends on preferred and common shares of $8.4 million. The net decrease in accumulated other comprehensive income is due to a decrease in unrealized appreciation for the three months ended June 30, 2006 and principally relates to the recognition of realized gains on equities and an increase in interest rates resulting in a reduction in the fair value of fixed income securities. Our book value per common share was $25.32 as of June 30, 2006, representing an increase of $3.01, or 13.5%, from our book value per share of $22.31 as of December 31, 2005.
      On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.2 million. Use of proceeds was for general corporate purposes, including capital contributions to our operating subsidiaries. The debentures were sold in two tranches, $50.0 million of series A due February 2021, and $50.0 million of series B due February 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to 3-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The interest rate from February 22, 2006 through March 16, 2006 on each series of debentures was 6.97% per annum. Pursuant to the terms of the indentures, as a result of the delay in filing our Annual Report on Form 10-K, the annual interest rate on each series of debentures was increased, as of March 17, 2006, to 3-month LIBOR as of March 15, 2006 plus 3.20%, which equaled 8.12%. This interest rate remained in effect until March 31, 2006, after which it reverted to 6.97% through June 14, 2006. As of June 15, 2006, the annual interest rate on each series of debentures is 7.53%. The series A debentures are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the series B debentures are callable by us in 2009 at their par value, plus accrued and unpaid interest.
      On August 11, 2006, we announced that, under the terms of the indenture governing our 4.375% convertible senior debentures due 2022 (the “Convertible Notes”), each holder of the Convertible Notes will have the right to convert their Convertible Notes into shares of our common stock beginning on August 14, 2006. As of the close of trading on August 9, 2006, the sale price of our common stock had exceeded 120% of the conversion price of $21.28 for 20 trading days during the first 30 trading days of the third quarter of 2006. As a result of this event, the Convertible Notes will be convertible during the period from August 14, 2006 through November 13, 2006. Pursuant to the terms of the indenture governing the Convertible Notes, we are permitted to satisfy our conversion obligations in stock or in cash, or in a combination thereof. We have received conversion notices since this announcement and expect to satisfy those conversion notices submitted with the Company’s common stock. The form of settlement of any future conversion notices will be determined by us if and when received.
      For a discussion of our other debt obligations, see Note 9 to our consolidated financial statements included in this Form 10-Q.
      Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2006, Odyssey America can pay dividends to the holding company of $207.1 million without prior regulatory approval. During the six months ended June 30, 2006, the holding company received a $60.0 million dividend from Odyssey America (paid in the second quarter of 2006), as compared to a $22.5 million dividend received from Odyssey America during the six months ended June 30, 2005.
      Holding company cash and cash equivalents equaled $31.6 million as of June 30, 2006, as compared to $102.4 million as of December 31, 2005. The decrease was principally due to a $200.0 million capital contribution to Odyssey America in February 2006, offset by the net proceeds of $100.0 million from the debt offering in February 2006 and a $60.0 million dividend from Odyssey America. The holding company received $25.0 million in proceeds from Clearwater in March 2006 in the form of an interest bearing loan, which was repaid by the holding company in June 2006. In addition, we repurchased $16.9 million principal value of our Convertible Notes during the six months ended June 30, 2006 for $19.3 million in cash, representing a premium of $2.4 million. Holding company cash is also used to pay interest due on our debt obligations and dividends on our common and preferred shares during the period.
      Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate of claim payments is inherently uncertain and the timing and ultimate amount of actual claim payments will vary based on the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.2 billion during 2006. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of June 30, 2006, our operating subsidiaries maintained cash and cash equivalents of $2.6 billion, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.
      Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 87.8% of our total reinsurance recoverables as of June 30, 2006, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a long term financial profile, or by establishing the appropriate collateral requirements.
      Our total reinsurance recoverable on paid losses as of June 30, 2006, net of the reserve for uncollectible reinsurance, is $130.1 million, of which $12.1 million is fully collateralized and the remaining $118.0 million is with highly rated companies. The top ten reinsurers measured on total reinsurance recoverables represent $55.9 million, or 43.0% of the total paid loss recoverable. The remaining $74.2 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $10.7 million net of the reserve on uncollectible reinsurance. Approximately $120.0 million of our total reinsurance recoverable is current billings, and $10.1 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity. During the second quarter of 2006, we commuted certain whole account aggregate excess of loss reinsurance agreements for total cash consideration of $80.6 million through the settlement of funds held under reinsurance contracts (included as a liability on our consolidated balance sheet) and the receipt of cash from the reinsurer. During the second quarter of 2006, the commutation of these contracts decreased our paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million.
      Cash provided by operations was $342.6 million for the six months ended June 30, 2006, compared to $228.9 million for the six months ended June 30, 2005. This reflects an increase in cash provided by operations of $113.7 million, or 49.7%, over the corresponding period of 2005. The increase principally relates to the $78.0 million received from nSpire Re related to the 1995 Stop Loss Agreement. Cash provided by operations was $26.9 million for the three months ended June 30, 2006, compared to $74.7 million for the three months ended June 30, 2005. This reflects a decrease in cash provided by operations of $47.8 million, or 64.0% over the corresponding period of 2005. The decrease principally relates to the $88.5 million of tax payments made during the three months ended June 30, 2006 as compared to the $34.3 million tax payments made during the three months ended June 30, 2005, resulting from our increase in pre-tax income.
      Total investments and cash amounted to $6.5 billion as of June 30, 2006, an increase of $547.4 million compared to December 31, 2005. Our average invested assets were $6,244.0 million for the six months ended June 30, 2006, as compared to $5,375.5 million for the six months ended June 30, 2005. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments represented 44.7% and 28.9%, respectively, of our total investments and cash as of June 30, 2006 and December 31, 2005. Total fixed income securities were $2.3 billion as of June 30, 2006, with a dollar weighted average rating of “AA” as measured by Standard and Poor’s. The duration of our investment portfolio, including cash and cash equivalents, was 4.6 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained and our cash provided by operations. We reduced our holdings of equity securities during the first and second quarters of 2006, principally through the partial redemption of our interest in HWIC Asia. We expect to continue to opportunistically reduce our exposure to equities through the balance of 2006.
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
      On May 19, 2006, our Board of Directors declared a quarterly cash dividend of $0.03125 per common share to be paid on or before June 30, 2006 to all common shareholders of record as of June 16, 2006, resulting in an aggregate dividend of $2.0 million paid during the second quarter of 2006.
      On June 15, 2006, the Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative series A preferred shares and $0.520625 per share (equal to 8.330% per annum) on our floating rate series B preferred shares. Total dividends of $2.1 million were paid on July 20, 2006 to series A and series B preferred shareholders of record on June 30, 2006.
      We maintain a revolving credit facility that provides $150.0 million for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. As of June 30, 2006, there was $51.8 million outstanding under the credit facility, all of which was in support of letters of credit.
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
      On July 28, 2006, Standard & Poor’s placed several of its ratings of Fairfax and its subsidiaries on CreditWatch with negative implications. The ratings on CreditWatch include the “BBB-” counterparty credit ratings of OdysseyRe and its subsidiaries. These negative implications include our counterparty credit, senior unsecured debt and preferred stock and the financial strength ratings of our principal operating subsidiaries.
Accounting Pronouncements
      In February 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements 133 and 140.” SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and clarifies SFAS 133 Implementation Issue D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 applies to certain “hybrid financial instruments” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis. SFAS 155 will be effective in periods that begin after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155, if any, on the Company’s financial position or results of operations.
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of this new pronouncement on our consolidated financial statements.
Off-Balance Sheet Arrangements
      We have off-balance sheet arrangements, including certain arrangements with affiliated companies, that have financial implications. A description of these arrangements is provided in Note 11 to our consolidated financial statements included in this Form 10-Q.

PART I — Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment portfolio. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of June 30, 2006, our total investments and cash of $6.5 billion includes $2.3 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk
      The table below displays the potential impact (in millions) of market value fluctuations on our fixed income securities portfolio as of June 30, 2006 and December 31, 2005, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2006			As of December 31, 2005

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(In millions)
200 basis point rise	$1,926.1	$(393.7)	(17.0)%	$2,155.1	$(439.8)	(16.9)%
100 basis point rise	2,105.4	(214.4)	(9.2)	2,355.3	(239.6)	(9.2)
Base Scenario	2,319.8	—	—	2,594.9	—	—
100 basis point decline	2,578.4	258.6	11.1	2,882.4	287.5	11.1
200 basis point decline	2,883.1	563.3	24.3	3,221.3	626.4	24.1
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 6% of the fair market value of the total fixed income portfolio as of June 30, 2006 and December 31, 2005. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of June 30, 2006, we had net unrealized losses of $120.2 million, before taxes, against our total investments and cash, consisting of gross unrealized depreciation of $210.7 million, which is offset by gross unrealized appreciation of $90.4 million.
      We purchase interest rate options from time to time to protect us from movements in interest rates. During the first quarter of 2006, we purchased a 20-year swaption contract with a notional amount of $550.0 million, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. This contract replaced a 10-year swaption with a notional amount of $1.0 billion, initially purchased during the second quarter of 2005, which was closed during the first quarter of 2006 for consideration of $4.1 million, resulting in a realized loss of $1.7 million. The swaption gives us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $550.0 million. The option expires during the third quarter of 2006, and if exercised, the interest rate swap would mature during the first quarter of 2026. The cost of the swaption was $9.6 million. The swaption is recorded at fair value of $38.8 million as of June 30, 2006 in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the six months ended June 30, 2006, the change in the fair value of the swaption resulted in a realized gain of $29.2 million.

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
      As of June 30, 2006 and December 31, 2005, 84.2% and 81.7%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 15.8% and 18.3%, respectively, rated below investment grade.
      We have purchased credit default swaps, which are included in other invested assets, that provide a general hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection for a defined period on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of purchasing credit default swaps was $75.6 million at each period end, and the fair value was $31.6 million and $36.2 million, as of June 30, 2006 and December 31, 2005, respectively. The notional amount of credit default swaps was $3.3 billion as of June 30, 2006 and December 31, 2005. The net change in the fair value of the credit default swaps resulted in a net realized loss of $4.5 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively. The maximum amount we have exposed to credit default swaps as of June 30, 2006 was $31.6 million, which is equal to their fair value as of June 30, 2006.
      As of June 30, 2006 and December 31, 2005, our holdings of financial instruments without quoted prices, or “non-traded investments,” consisted of a collateral loan carried at $4.1 million and $7.3 million, respectively, which is included in other investments. This collateral loan was recorded and valued at its unpaid principal balance. We routinely evaluate the carrying value of these investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments. As a result of this review, we wrote down the carrying value of a collateral loan to zero and we recognized an other-than-temporary write-down of $17.0 million for the year ended December 31, 2005, of which $6.0 million was recorded during the six months ended June 30, 2005, related to this loan. During the six months ended June 30, 2006 we did not recognize additional other-than-temporary write-downs related to these loans.

Equity Price Risk
      In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps, which had aggregate notional amounts of $511.6 million and $451.8 million as of June 30, 2006 and December 31, 2005, respectively. The margin maintenance requirement related to the total return swaps was $45.1 million and $96.4 million as of June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006, three total return swap contracts with an aggregate notional amount of $458.2 million expired at a net realized loss of $7.4 million. These total return swap contracts were replaced by three total return swap contracts with an aggregate notional amount of $518.0 million. The swap transactions terminate during 2006. As of June 30, 2006 and December 31, 2005, we have provided $109.2 million and $104.3 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other liabilities and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the six months ended June 30, 2006 and 2005, the net change in the fair value of the swap transactions resulted in a net realized loss of $8.2 million and a net realized gain of $11.7 million, respectively.

      In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $11.1 million and $13.6 million, with a strike price of approximately 106.9% and 120.0% of the notional amount of the swap transactions as of June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006, four call options, with a notional amount of $242.4 million, expired at a realized loss of $1.3 million. These call options were replaced with three call options purchased for $2.4 million and having a notional amount of $249.7 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit our maximum potential loss on the swap transactions to 6.9% ($35.3 million) and 20.0% ($90.4 million) of the notional amount of the swap transactions as of June 30, 2006 and December 31, 2005, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the six months ended June 30, 2006 and 2005, the net change in the fair value of these call options resulted in a net realized loss of $8.9 million and $11.1 million, respectively.
      In addition, as of June 30, 2006 and December 31, 2005, we had short positions of $95.6 million and $83.5 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $99.0 million and $82.5 million, respectively. A net realized gain of $3.2 million for the six months ended June 30, 2006 and a net realized loss of $1.7 million for the six months ended June 30, 2005 were recognized in our consolidated statements of operations. As of June 30, 2006 and December 31, 2005, we provided cash and fixed income securities of $182.8 million and $161.7 million, respectively, as collateral for the borrowed securities.
      In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $1.5 million. The call option is recorded at fair value in other liabilities in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the six months ended June 30, 2006 and 2005, the net change in the fair market value of the call option resulted in a net realized loss of $0.7 million and $1.1 million, respectively.
      We hold options on certain securities within our fixed income portfolio, which allow us to extend the maturity date of fixed income securities or convert fixed income securities to equity securities. The par value and the imputed cost of the options on these securities were $274.6 million and $18.7 million as of June 30, 2006, respectively, and $385.2 million and $33.1 million as of December 31, 2005, respectively. The options are recorded at fair value of $12.0 million and $34.9 million as of June 30, 2006 and December 31, 2005, respectively, in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the six months ended June 30, 2006 and 2005, the change in the fair value of the options resulted in a realized gain of $0.1 million and $12.5 million, respectively.
      As of June 30, 2006 and December 31, 2005, 12.7% and 19.6%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 10.8% and 17.5% as of June 30, 2006 and December 31, 2005, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $70.5 million and $104.4 million as of June 30, 2006 and December 31, 2005, respectively, in the fair market value of our total investments and cash.

Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of June 30, 2006 and December 31, 2005, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.3 billion at each period end, or 20.3% and 21.1%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 7.7% and 8.5% of our total investments and cash as of June 30, 2006 and December 31, 2005, respectively, from German securities denominated in the Euro, which represented 6.0% and 5.5%, respectively, and from securities denominated in the Canadian dollar, which represented 4.3% and 4.9% of our total investments and cash as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $131.6 million decline in the fair value of our total investments and cash, before taxes.

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
      Based on our review, we recognized other-than-temporary impairment losses in the amount of $3.0 million, before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains for the six months ended June 30, 2006.
      The following table reflects the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2006 (in millions):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$658.5	$(63.1)	32	$661.3	$(92.2)	18	$1,319.8	$(155.3)	50
States, municipalities and political subdivisions	137.6	(3.3)	24	21.0	(1.0)	5	158.6	(4.3)	29
Foreign governments	162.3	(3.2)	10	—	—	—	162.3	(3.2)	10
All other corporate	0.6	—	2	0.5	—	1	1.1	—	3

Total investment grade	959.0	(69.6)	68	682.8	(93.2)	24	1,641.8	(162.8)	92

Fixed income securities non-investment grade, corporate	139.1	(14.4)	19	107.7	(4.3)	2	246.8	(18.7)	21

Total fixed income securities	1,098.1	(84.0)	87	790.5	(97.5)	26	1,888.6	(181.5)	113
Common stocks, at fair value	113.9	(21.6)	8	37.0	(3.5)	2	150.9	(25.1)	10

Total temporarily impaired securities	$1,212.0	$(105.6)	95	$827.5	$(101.0)	28	$2,039.5	$(206.6)	123

     We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we have the ability and intent to hold these securities until the fair value recovers the gross unrealized depreciation.

PART I — Item 4.	Controls and Procedures
      As discussed in Notes 2 and 14 to the unaudited consolidated financial information contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company has restated its consolidated financial statements for the years 2001 through 2005, as well as its unaudited consolidated financial statements for the three months ended March 31, 2006, to correct for accounting errors associated with certain investments held by the Company (Second Restatement). The Company’s decision to restate its results is based on its determination that the corrections are material to net income or loss in certain previously reported financial periods. The effects of the restatement are reflected in the Company’s unaudited financial information included in this Quarterly Report on Form 10-Q. The Company will file an amended 2005 Annual Report on Form 10-K to reflect the impact of the restatement. Management is in the process of completing its assessment of the Company’s internal controls over financial reporting in light of this restatement, and it is possible that such assessment could result in the identification of one or more material weaknesses in internal control over financial reporting.
      The Company has restated its consolidated financial statements as of and for the years ended December 31, 2003 and 2004 and as of and for each of the quarters in the nine months ended September 30, 2005, to correct accounting errors associated with reinsurance contracts entered into by the Company between 1998 and 2004 (First Restatement). The Company’s decision to restate its financial statements followed a re-evaluation by the Company of the accounting considerations previously applied to these transactions. In connection with the First Restatement, management identified a material weakness in its internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At December 31, 2005, the Company did not maintain effective controls over the accurate accounting for complex reinsurance transactions. Specifically, effective controls were not designed and in place over the consideration and application of relevant generally accepted accounting principles and the evaluation and documentation of risk transfer for complex reinsurance transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and as of and for each of the quarters in the nine months ended September 30, 2005, as well as audit adjustments in the fourth quarter to the Company’s consolidated financial statements as of and for the year ended December 31, 2005, to correct gross premiums written, net premiums written, net premiums earned, losses and loss adjustment expenses, acquisition costs, other underwriting expenses, other expenses and the related balance sheet accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would be material to the annual or interim consolidated financial statements and would not be prevented or detected.
      Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to ensure timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The evaluation was conducted under the supervision of, and with the participation of, the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation, and in light of the previously identified material weakness in internal control over financial reporting relating to the First Restatement, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures continued to be ineffective at June 30, 2006.
      To address the material weakness relating to the Company’s First Restatement, management is implementing a remediation plan which has led to changes during the period covered by this Quarterly Report in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in various stages of implementing the remediation plan, which will supplement the existing controls of the Company, that addresses the following elements: (i) the imposition of limitations on the ability for the Company to enter into multi-year, retrospectively-rated contracts, or contracts that include certain features or characteristics that have the effect of allowing the contracts to operate as multi-year, retrospectively-rated contracts; (ii) the implementation of additional monitoring controls which ensures that the accounting of complex reinsurance contracts is reviewed on a quarterly basis; (iii) the adoption of additional controls relating to the purchase of ceded reinsurance, including risk transfer documentation for all ceded reinsurance contracts; (iv) the strengthening of existing controls to ensure enhanced communication with the Company’s accounting department when considering complex reinsurance transactions to be entered into by the Company; (v) the enhancement of the Company’s general underwriting guidelines relating to underwriting restrictions and risk transfer compliance review; and (vi) the implementation of any additional controls which are deemed necessary to address the issues raised during our audit process.
      The material weakness will be fully remediated when, in the opinion of the Company’s management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the Company’s material weakness will be reviewed with the Audit Committee of the Company’s Board of Directors.
      The Company will disclose any further developments arising as a result of its remediation efforts or its assessment of internal control matters related to the Second Restatement in future filings with the SEC.

PART II — OTHER INFORMATION

PART II — Item 1.	Legal Proceedings
      On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which include OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. We are cooperating fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our chief financial officer prior to March 2005 have each received a subpoena relating to the above matters. This inquiry is ongoing, and we continue to comply with requests from the SEC and the U.S. Attorney’s office. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the amount in dispute under the Treaties that has not been recorded by the Company as of June 30, 2006 could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will not go to trial prior to the latter part of the fourth quarter of 2006. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). On March 9, 2006, the arbitration panel issued its decision, confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. The arbitration panel directed the parties to resolve two remaining issues representing, in the aggregate, less than $1.0 million, pre-tax. Effective May 12, 2006, Odyssey America and London Life entered into a commutation and release agreement pursuant to which all rights, obligations and liabilities, including the two remaining issues, were fully and finally settled without material effect to the net income of the Company.
      OdysseyRe and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations. We believe that the outcome of these proceedings, individually or collectively, is not likely to result in judgments that would be material to our financial condition.

PART II — Item 1A.	Risk Factors
      There have been no material changes to the risk factors as previously disclosed in our 2005 Annual Report on Form 10-K filed with the SEC on March 31, 2006.

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
      The following table sets forth purchases made by us of our common shares during the three months ended June 30, 2006. Shares repurchased from time to time are used to support the grant of restricted shares or the exercise of stock options. We do not have a publicly announced repurchase plan for our common shares at this time.

				Total Number
				of Shares
				Purchased as	Maximum Number
				Part of Publicly	of Shares that may
	Total Number		Average Price	Announced	yet be Purchased
	of Shares		Paid Per	Plans or	Under the Plans
Period	Purchased		Share	Programs	or Programs

April 1 – April 30, 2006	—	(1)	—	—	—
May 1 – May 31, 2006	—	(1)	—	—	—
June 1 – June 30, 2006	—	(1)	—	—	—

Total	—	(1)	—	—	—

(1)	There were no purchases of common shares during the quarter ended June 30, 2006.
      In June 2006, we repurchased $16.9 million aggregate principal amount of our 4.375% convertible senior debentures due 2022 (“Convertible Notes”), in open-market transactions, at a total average price of 114.2% of the principal amount purchased. Under certain circumstances, each $1,000 principal amount of Convertible Notes is convertible into 46.9925 of our common shares, and as a result, under such circumstances, $16.9 million aggregate principal amount of Convertible Notes repurchased would be convertible into 795,583 of our common shares. As of June 30, 2006, there was $62.6 million aggregate principal amount of our Convertible Notes outstanding. For more information regarding our Convertible Notes, see Note 9 to the consolidated financial statements included in this Form 10-Q.
      We intend to make open market repurchases of our common shares, as necessary, to support the grant of restricted shares and the exercise of stock options. As of June 30, 2006, we had 63,671 common shares held in treasury to support such grants and exercises. We also may continue to repurchase our Convertible Notes during 2006 in open market transactions.

PART II — Item 3.	Defaults Upon Senior Securities
      None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders
      The annual meeting of our shareholders was held on April 28, 2006. Proxies for the meeting had previously been solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

      Our directors were elected in an uncontested election. There were no abstentions or broker non-votes. The following are the votes cast for or withheld from the election of directors:

Directors	For	Withheld

V. Prem Watsa	64,113,763	1,688,575
James F. Dowd	64,115,278	1,687,060
Andrew A. Barnard	64,696,246	1,106,092
Frank B. Bennett	65,496,881	305,457
Peter M. Bennett	65,650,024	152,314
Anthony F. Griffiths	63,091,720	2,710,618
Samuel A. Mitchell	64,123,995	1,678,343
Brandon W. Sweitzer	65,497,131	305,207
Paul M. Wolff	65,051,843	750,495
      The Amended and Restated Odyssey Re Holdings Corp. Long Term Incentive Plan was approved. The holders of 65,410,107 of our common shares voted in favor of the proposal, the holders of 366,646 of our common shares voted against the proposal, and the holders of 25,585 of our common shares abstained. There were no broker non-votes.

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

PART II — Item 6.	Exhibit Index

NUMBER	TITLE OF EXHIBIT

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — ‘Risk Factors’ in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006).

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: August 28, 2006	By: /s/ Andrew A. Barnard Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: August 28, 2006	By: /s/ R. Scott Donovan Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer