Form 10-K/A
period 2005-12-31
ODYSSEY RE HOLDINGS CORP
filed 2006-10-16
CIK 1137048

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1 to Form 10-K
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
Yes ☐         No ☑
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/ A or any amendment to this Form 10-K/ A.    ☐
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
Documents Incorporated by Reference
         Portions of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant held on April 28, 2006 are incorporated by reference in Part III of this Form 10-K/ A.

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to Odyssey Re Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006 (the “Original Filing”), is being filed to reflect the restatement of our consolidated financial statements as of and for the years ended December 31, 2001 through 2005, and the notes related thereto, as discussed below and in the section entitled “Second Restatement” in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K/A. We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K for 2004 and prior or Quarterly Reports on Form 10-Q. For this reason, the consolidated financial statements, auditors’ reports and related financial information for the affected periods contained in such reports filed prior to August 28, 2006 should no longer be relied upon.
      On August 28, 2006, we filed our Quarterly Report on Form 10-Q for the second quarter of 2006, which included the restatement of our unaudited consolidated financial statements as of and for the three months ended March 31, 2006, to correct for accounting errors associated with certain investments held by us. In this Annual Report on Form 10-K/A, we have restated our consolidated financial statements as of and for the years ended December 31, 2001 through 2005 (the “Second Restatement”) for these issues. Our decision to restate our financial statements followed the identification by us of errors relating to accounting considerations previously applied to these investments and our determination that the corrections were material to net income in certain previously reported periods.
      The corrections relating to these investments resulted in a cumulative increase in shareholders’ equity of $16.0 million as of December 31, 2005. The aggregate net effect of the Second Restatement for each period is to increase 2005 net loss by $12.2 million, increase 2004 net income by $6.9 million, increase 2003 net income by $12.4 million, increase 2002 net income by $11.2 million and increase 2001 net loss by $3.4 million.
      The nature of the corrections relate to:

(i) The accounting treatment for convertible bond securities held as investments and other fixed income securities with embedded derivatives held as investments. Certain securities held as investments by us purchased between 2001 and 2005 were carried at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) 115: “Accounting for Certain Investments in Debt and Equity Securities” due to their designation as available for sale with corresponding changes in their fair value recorded as a component of other comprehensive income. The accounting for these investments was restated to reflect the appropriate application of SFAS 133: “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133, changes in the fair value attributable to the embedded derivative in a convertible bond or other security are required to be recognized in income directly through realized gains or losses rather than recorded through unrealized gains and losses, a component of other comprehensive income, as previously reported by us. The estimated fair value of the embedded derivative is included in other invested assets. The corrections relating to these investments resulted in no cumulative change in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to increase 2005 net loss by $11.8 million, increase 2004 net income by $6.9 million, increase 2003 net income by $9.6 million, decrease 2002 net income by $0.4 million and increase 2001 net loss by $0.7 million.

(ii) The accounting treatment for certain gains or losses attributable to equity investments for which we utilize the equity method of accounting. The gain or loss attributable to certain capital transactions of equity investees is required to be recognized in income through realized gains or losses rather than unrealized gains and losses, a component of other comprehensive income, as previously reported by us. This includes amounts attributable to our equity interest in HWIC Asia Fund (“HWIC Asia”). In addition, an investment previously reported as an available for sale security has now been accounted for under the equity method of accounting, resulting in the related realized gains and losses being reclassified to investment income consistent with the equity method of accounting. The corrections relating to these investments for which we utilize the equity method of accounting resulted in no cumulative change in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to increase 2005 net loss by $0.5 million, increase 2004 net income by $1.5 million, increase 2003 net income by $4.4 million, increase 2002 net income by $0.3 million and increase 2001 net loss by $1.2 million.

(iii) The accounting treatment relating to our equity interest in TRG Holding Corp. (“TRG”), an affiliated investment purchased in 1999. We made errors in reflecting the negative goodwill attributable to our purchase of an equity investment in TRG in 1999. Negative goodwill was required to be amortized into net income in 1999 through 2001, and the remaining unamortized negative goodwill, net of associated deferred tax liability, arising from this purchase should have been fully recognized in our statement of operations as a cumulative effect of a change in accounting principle in 2002 to reflect the adoption of SFAS No. 141: “Business Combinations,” which was effective as of January 1, 2002. In addition, following the acquisition we made certain adjustments in error that reduced the carrying value of our investment in TRG to be in-line with our historical cost of its investment, with the effects reported through other comprehensive income. The corrections of these errors discussed herein increased our carrying value of TRG to reflect our proportionate ownership of the net assets of TRG. The corrections relating to our investment in TRG resulted in a $16.0 million cumulative increase in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to decrease 2004 net income by $1.6 million, decrease 2003 net income by $1.6 million, increase 2002 net income by $11.3 million and increase 2001 net loss by $1.5 million. There was no aggregate net effect of these adjustments on 2005 net income.

(iv) Unrelated adjustments of an immaterial nature involving the reclassification of certain accounts which were previously recorded by us in our consolidated financial statements. As part of the restatement, these adjustments were applied to the periods in which they occurred. There is no cumulative effect to shareholders’ equity at December 31, 2005 and no effect on net income for the periods presented in this Form 10-K/A.

      This Form 10-K/A only amends and restates certain information in Items 1, 1A, 3, 6, 7, 8, 9A and 15 of the Original Filing, in each case, solely as a result of, and to reflect the Second Restatement, and no other information in the Original Filing is amended hereby. The information contained in this Form 10-K/A has not been updated to reflect other events occurring after March 31, 2006, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, although the discussions with respect to legal proceedings have been updated. Information regarding subsequent periods is contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on August 28, 2006 and in other filings with the SEC. This filing should be read and considered in conjunction with such filings.
      In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include a currently dated consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 23, 31.1, 31.2, 32.1 and 32.2, respectively.

ODYSSEY RE HOLDINGS CORP.
      References in this Annual Report on Form 10-K/A to “OdysseyRe,” the “Company,” “we,” “us” and “our” refer to Odyssey Re Holdings Corp. and, unless the context otherwise requires or otherwise as expressly stated, its subsidiaries, including Odyssey America, Clearwater, Newline, Hudson, Hudson Specialty and Clearwater Select (as defined herein).

SAFE HARBOR DISCLOSURE
      In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements contained in this Annual Report on Form 10-K/A. This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
      We have included in this Form 10-K/A filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

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
      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We have described some important factors that could cause our actual results to differ materially from our expectations in this Annual Report on Form 10-K/A, including factors discussed below in Item 1A — “Risk Factors.” Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Business Strategy
      Our objective is to build shareholder value by achieving an average annual growth in book value per share of 15% over the long-term by focusing on underwriting profitability and generating superior investment returns. Our compounded annual growth in book value per share from December 31, 2001, the year the Company became publicly traded, to December 31, 2005 was 16.6%. We intend to continue to achieve our objective through:

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

U.S. Insurance Division
      Trademarked as “Hudson Insurance Group,” the U.S. Insurance division provides underwriting capacity on an admitted and non-admitted basis to medical malpractice and specialty insurance markets nationwide. The U.S. Insurance division generated $521.0 million, or 19.8%, of our gross premiums written for the year ended December 31, 2005. The U.S. Insurance division employs 113 people and operates from offices in New York, Chicago and Napa. Approximately 75.7% of the division’s business is written in 10 states/territories, with the top five states/territories representing 60.7% of the division’s total premiums.
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

	Reinsurance		A.M. Best
Reinsurer	Recoverable	Collateral	Rating

1 nSpire Re Limited	$188.3	$228.7	NR
2 Underwriters Reinsurance Company (Barbados) Incorporated	145.3	156.3	NR
3 Lloyd’s	94.0	0.4	A
4 London Life & General Reinsurance Company, Limited (A)	62.3	66.1	A
5 Swiss Reinsurance America Corporation	60.6	—	A+
6 National Indemnity Company	50.0	—	A++
7 London Life & Casualty Reinsurance Corporation (A)	39.4	44.0	A
8 Federal Insurance Company	37.0	0.8	A++
9 Glacier Re AG	30.0	30.0	NR
10 Partner Reinsurance Co. of the US	29.5	2.3	A+

Sub-total	736.4	528.6
All Other	611.3	227.1

Total	$1,347.7	$755.7

(A)	Effective May 12, 2006, we entered into a commutation and release agreement with London Life, relating to certain reinsurance agreements, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, the reinsurance recoverable in items 4 and 7 above would have been reduced by $58.2 million and $32.2 million, respectively.

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
Investments
      As of December 31, 2005, we held cash and investments totaling $6.0 billion, with a net unrealized gain of $163.3 million, before taxes. Our overall strategy is to maximize the total return of the investment portfolio, while prudently preserving invested capital and providing sufficient liquidity for the payment of claims and other policy obligations.
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

	At December 31,

	2005		2004

	$	% of Total	$	% of Total

	(In millions)
Fixed income securities, at fair value	$2,594.9	43.5%	$2,458.6	48.0%
Equity securities, at fair value	601.7	10.1	449.9	8.8
Equity securities, at equity	567.0	9.5	430.8	8.4
Cash, cash equivalents and short-term investments	1,727.9	28.9	1,364.2	26.6
Other invested assets	238.1	4.0	244.7	4.8
Cash collateral for borrowed securities	240.7	4.0	176.5	3.4

Total cash and invested assets	$5,970.3	100.0%	$5,124.7	100.0%

      As of December 31, 2005, our fixed income securities had a dollar weighted average rating of “AA,” as measured by Standard & Poor’s, and an average yield to maturity, based on market values, of 8.2% before investment expenses. As of December 31, 2005 the duration of our fixed income securities was 9.5 years. Including short-term investments, cash and cash equivalents, the duration was 5.7 years.
      Market Sensitive Instruments. Our investment portfolio includes investments that are subject to changes in market values as interest rates change. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would cause a decrease in total return of 9.2% and 16.9%, respectively, which equates to a decrease in market value of $239.6 million and $439.8 million, respectively, on a fixed income portfolio valued at $2.6 billion as of December 31, 2005. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
      The following table summarizes the fair value of our investments (other than equity securities, cash collateral for borrowed securities and other invested assets) at the dates indicated.

	At December 31,

Type of Investment	2005	2004

	(In millions)
United States government, government agencies and authorities	$1,568.8	$1,437.8
States, municipalities and political subdivisions	184.2	183.5
Foreign governments	367.5	341.8
All other corporate	474.4	495.5

Total fixed income securities	2,594.9	2,458.6
Short-term investments	199.5	213.4
Cash and cash equivalents	1,528.4	1,150.7

Total	$4,322.8	$3,822.7

      The following table summarizes the fair value by contractual maturities of our fixed income securities at the dates indicated.

	At December 31,

	2005	2004

	(In millions)
Due in less than one year	$165.7	$70.7
Due after one through five years	295.1	250.7
Due after five through ten years	211.8	281.8
Due after ten years	1,922.3	1,855.4

Total	$2,594.9	$2,458.6

      The contractual maturities reflected above may differ from the actual maturities due to the existence of call or put features. As of December 31, 2005 and 2004, approximately 10% and 9%, respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. As of December 31, 2005 and 2004, approximately 5% and 4%, respectively, of the fixed income securities shown above had a put feature, which, if exercised at our option, would require the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above, if the call feature or put feature is exercised, the actual maturities will be shorter than the contractual maturities shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be the same as the contractual maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be the same as the contractual maturities shown above if the investor elects not to exercise its put feature, but to hold the securities to their final maturity dates.
      Quality of Debt Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2005	2004

AAA/ Aaa	76.2%	75.5%
AA/ Aa2	5.3	3.9
A/ A2	0.0	0.1
BBB/ Baa2	0.2	0.2
BB/ Ba2	4.8	2.2
B/ B2	0.9	1.1
CCC/ Caa or lower, or not rated	12.6	17.0

Total	100.0%	100.0%

      As of December 31, 2005, 18.3% of our fixed income securities were rated BB/ Ba2 or lower, compared to 20.3% as of December 31, 2004. We sold certain non investment grade securities during 2005. In addition, during 2005, the ratings of certain fixed income securities in the automotive sector declined, largely contributing to the increase in BB/ Ba2 securities.
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
      Following our announcement on March 16, 2006 that the filing of our annual report on Form 10-K would be delayed in connection with the restatement of our consolidated financial statements, Standard & Poor’s placed on CreditWatch with negative implications our counterparty credit, senior unsecured debt and preferred stock ratings and the financial strength ratings of our principal operating subsidiaries. In addition, Moody’s revised from “stable” to “negative” the outlook for our senior debt and preferred stock and the insurance financial strength ratings of our principal operating subsidiaries. Further, A.M. Best placed under review with negative implications our debt ratings and the financial strength ratings of our principal operating subsidiaries. Following the March 31, 2006 filing of our Annual Report on Form 10-K, Standard & Poor’s, Moody’s and A.M. Best Company removed our ratings from “CreditWatch with negative implications”, “negative outlook” and “under review with negative implications, respectively, and affirmed the financial strength ratings of our principal operating subsidiaries at “A-” (Strong), “A3” (Good Financial Security) and “A” (Excellent), respectively.
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
      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the insurance commissioner has approved the payment within the 30-day period. Under the Connecticut insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12-month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2006 without requiring prior approval of regulatory authorities is $207.4 million.
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
Our Website
      Our internet address is www.odysseyre.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, are accessible free of charge through this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Business Conduct, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charters for our Audit and Compensation Committees are also available on our website. In addition, you may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of the Company.
Item 1A.     Risk Factors
      Factors that could cause our actual results to differ materially from those described in the forward-looking statements contained in this Form 10-K/A and other documents we file with the Securities and Exchange Commission include the risks described below. You should also refer to the other information in this Annual Report on Form 10-K/A, including the consolidated financial statements and accompanying notes thereto.

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
      Following our announcement on March 16, 2006 that the filing of our annual report on Form 10-K would be delayed in connection with the restatement of our consolidated financial results, Standard & Poor’s placed on CreditWatch with negative implications our counterparty credit, senior unsecured debt and preferred stock ratings and the financial strength ratings of our principal operating subsidiaries. In addition, Moody’s revised from “stable” to “negative” the outlook for our senior debt and preferred stock and the insurance financial strength ratings of our principal operating subsidiaries. Further, A.M. Best placed under review with negative implications our debt ratings and the financial strength ratings of our principal operating subsidiaries. Following the March 31, 2006 filing of our Annual Report on Form 10-K, Standard & Poor’s, Moody’s and A.M. Best Company removed our ratings from “CreditWatch with negative implications”, “negative outlook” and “under review with negative implications, respectively, and affirmed the financial strength ratings of our principal operating subsidiaries at “A-” (Strong), “A3” (Good Financial Security) and “A” (Excellent), respectively.

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
      Investment returns are an important part of our overall profitability and our operating results depend in part on the performance of our investment portfolio. Accordingly, fluctuations in the fixed income or equity markets could impair our profitability, financial condition or cash flows. We derive our investment income from interest and dividends, together with realized gains on the sale of investment assets. The portion derived from realized gains generally fluctuates from year to year. For the years ended December 31, 2005, 2004 and 2003, net realized gains accounted for 21.4%, 42.6% and 62.4%, respectively, of our total investment income (including realized gains and losses). Realized gains are typically a less predictable source of investment income than interest and dividends, particularly in the short term.
      The return on our portfolio and the risks associated with our investments are also affected by our asset mix, which can change materially depending on market conditions. Investments in cash or short-term investments generally produce a lower return than other investments. As of December 31, 2005, 28.9%, or $1.7 billion, of our invested assets were held in cash and short-term investments pending our identifying suitable opportunities for reinvestment in line with our long-term value-oriented investment philosophy.
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
      At the present time, we cannot predict the outcome of these matters or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. The financial cost to us to address these matters has been and is likely to continue to be significant. We expect that these matters will continue to require significant management attention, which could divert management’s attention away from our business. Our business, or the market price for our securities, also could be materially adversely affected by negative publicity related to this inquiry or similar proceedings, if any.

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
      We are substantially dependent on a small number of key employees, in particular Andrew Barnard, R. Scott Donovan and Michael Wacek. We believe that the experience and reputations in the reinsurance industry of Messrs. Barnard, Donovan and Wacek are important factors in our ability to attract new business. We have entered into employment agreements with Messrs. Barnard, Donovan and Wacek. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Mr. Barnard, Mr. Donovan or Mr. Wacek or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. We do not currently maintain key employee insurance with respect to any of our employees.

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
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. We are vigorously asserting our claims and defending ourselves against any claims asserted by Gulf. We estimate that the amount in dispute under the Treaties, that has not been recorded by us as of June 30, 2006, could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will not go to trial prior to the latter part of the fourth quarter of 2006. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). On March 9, 2006, the arbitration panel issued its decision (Interim Final Award and Decision), confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. The arbitration panel directed the parties to resolve two remaining items representing, in the aggregate, less than $1.0 million, pretax. Effective May 12, 2006, Odyssey America and London Life entered into a commutation and release agreement pursuant to which all rights, obligations and liabilities for the Agreements, including the two remaining issues, were fully and finally settled without material effect to the net income of the Company.
      On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. We are cooperating fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our chief financial officer prior to March 2005 have each received a subpoena relating to the above matters. This inquiry is ongoing, and we continue to comply with requests from the SEC and the U.S. Attorney’s office. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. No assurance can be made that we will not be subject to further requests or other regulatory proceedings of a similar kind.
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

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs(1)	Programs(1)

October 1 — October 31, 2005	—	$—	—	523,000
November 1 — November 30, 2005	30,500	25.88	30,500	492,500
December 1 — December 31, 2005(2)	69,500	25.17	69,500	—

Total	100,000	$25.39	100,000	—

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on December 19, 2003. It was effective as of such date and expired two years following such date. Under the program, we were authorized to repurchase up to 1,000,000 of our common shares from time to time, in the open market, through block trades or otherwise.

(2)	In December, 2005, we repurchased $0.5 million aggregate principal amount of our 4.375% convertible senior debentures due 2022 (“Convertible Notes”), in open-market transactions, at a total average price of 116.9% of the principal amount purchased. Under certain circumstances, each $1,000 principal amount of Convertible Notes is convertible into 46.9925 of our common shares, and as a result, under such circumstances, $0.5 million aggregate principal amount of Convertible Notes repurchased would be convertible into 23,496 of our common shares. As of December 31, 2005, there was $79.5 million aggregate principal amount of our Convertible Notes outstanding. For more information regarding our Convertible Notes, see Note 12 to the consolidated financial statements included in this Form 10-K/A.
      We intend to continue to make open market repurchases of our common shares to support the grant of restricted shares and the exercise of stock options. As of December 31, 2005, we had 115,325 common shares held in treasury to support such grants and exercises. We also may continue to repurchase our Convertible Notes in open-market transactions.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto that are included in this Form 10-K/ A. Financial information in the table reflects the results of operations and financial position of OdysseyRe.
      As further described in Note 2 to the consolidated financial statements, we have restated our consolidated financial statements as of and for the years ended December 31, 2001 through 2005 (the “Second Restatement”). Accordingly, the following selected financial data includes the effects of the Second Restatement adjustments. A reconciliation of previously reported consolidated financial statements, which includes the effects of the First Restatement, to the restated consolidated financial statements as of and for the years ended December 31, 2001 through 2002 follows the table. A reconciliation of previously reported consolidated financial statements, which includes the effects of the First Restatement, to our restated

consolidated financial statements as of and for the years ended December 31, 2003 through 2005 is included in Note 2 to our consolidated financial statements.
      We encourage you to read the consolidated financial statements included in this Form 10-K/A because they contain our complete consolidated financial statements for the years ended December 31, 2005, 2004, and 2003. The results of operations for the year ended December 31, 2005 are not necessarily indicative of future results.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
GAAP Consolidated Statements of Operations Data:
Gross premiums written	$2,626,920	$2,650,775	$2,552,340	$1,894,530	$1,153,606
Net premiums written	2,301,669	2,361,805	2,156,079	1,643,661	956,907
Net premiums earned	$2,276,820	$2,333,511	$1,971,924	$1,446,277	$871,575
Net investment income	220,092	164,248	134,808	123,995	115,444
Net realized investment gains	59,866	122,024	223,537	134,708	9,693

Total revenues	2,556,778	2,619,783	2,330,269	1,704,980	996,712

Losses and loss adjustment expenses	2,061,611	1,631,106	1,336,047	1,006,704	725,767
Acquisition costs	470,152	515,856	476,520	365,025	266,747
Other underwriting expenses	146,030	120,765	101,308	70,269	64,694
Other expense (income), net	27,014	17,153	7,556	4,985	(755)
Interest expense	29,991	25,609	12,656	8,689	5,938
Loss on early extinguishment of debt	3,822	—	—	—	—

Total expenses	2,738,620	2,310,489	1,934,087	1,455,672	1,062,391

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(181,842)	309,294	396,182	249,308	(65,679)
Federal and foreign income tax provision (benefit)	(66,120)	104,093	136,900	83,878	(23,567)

Income (loss) before cumulative effect of a change in accounting principle	(115,722)	205,201	259,282	165,430	(42,112)
Cumulative effect of a change in accounting principle	—	—	—	48,332	—

Net income (loss), as reported	(115,722)	205,201	259,282	213,762	(42,112)
Preferred dividends	(1,944)	—	—	—	—

Net income (loss) available to common shareholders	(117,666)	205,201	259,282	213,762	(42,112)
Adjustments:
Negative goodwill	—	—	—	—	(8,997)
Goodwill	—	—	—	—	3,039

Adjusted net income (loss) available to common shareholders(1)	$(117,666)	$205,201	$259,282	$213,762	$(48,070)

BASIC
Weighted average common shares outstanding	65,058,327	64,361,535	64,736,830	64,744,067	57,018,497

Basic earnings (loss) per common share, before cumulative effect of a change in accounting principle	$(1.81)	$3.19	$4.01	$2.55	$(0.74)

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Cumulative effect of a change in accounting principle	—	—	—	0.75	—

Basic earnings (loss) per common share, as reported	(1.81)	3.19	4.01	3.30	(0.74)
Adjustments:
Negative goodwill	—	—	—	—	(0.15)
Goodwill	—	—	—	—	0.05

Adjusted basic earnings (loss) per common share(1)	$(1.81)	$3.19	$4.01	$3.30	$(0.84)

DILUTED
Weighted average shares outstanding	65,058,327	69,993,136	70,279,467	67,919,664	57,018,497

Diluted earnings (loss) per common share, before cumulative effect of a change in accounting principle	$(1.81)	$2.98	$3.73	$2.46	$(0.74)
Cumulative effect of a change in accounting principle	—	—	—	0.71	—

Diluted earnings (loss) per common share, as reported	(1.81)	2.98	3.73	3.17	(0.74)
Adjustments:
Negative goodwill	—	—	—	—	(0.15)
Goodwill	—	—	—	—	0.05

Adjusted diluted earnings (loss) per common share(1)(2)(3)	$(1.81)	$2.98	$3.73	$3.17	$(0.84)

Selected GAAP Financial Ratios:
Losses and loss adjustment expense ratio	90.5%	69.9%	67.8%	69.6%	83.3%
Underwriting expense ratio	27.1	27.3	29.3	30.1	38.0

Combined ratio	117.6%	97.2%	97.1%	99.7%	121.3%

GAAP Consolidated Balance Sheet Data:
Total investments and cash	$5,970,319	$5,124,683	$4,255,062	$3,101,711	$2,668,353
Total assets	8,646,612	7,555,693	6,454,919	5,316,008	4,665,094
Unpaid losses and loss adjustment expenses	5,117,708	4,224,624	3,399,535	2,871,552	2,720,220
Debt obligations	469,155	376,040	376,892	206,340	200,000
Total shareholders’ equity	1,639,455	1,568,236	1,356,271	1,027,001	786,607
Book value per common share(4)	$22.31	$24.22	$20.87	$15.80	$12.08
Dividends per common share(4)	0.13	0.13	0.11	0.10	0.03

(1)	Assumes retroactive implementation of Statement of Financial Accounting Standards (“SFAS”) 141 and 142 for the year ended December 31, 2001, which relate to goodwill and negative goodwill. These statements were adopted by us on January 1, 2002.

(2)	The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures, which were issued in June 2002, (see Note 12 to our consolidated financial statements) meet the criteria defined in EITF Issue 4- 08, and accordingly, the effect of conversion of our convertible senior debentures to common shares has been assumed when calculating our diluted earnings per share. The diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 have been restated to conform to the requirements of EITF Issue 4-08. See Notes 3(l) and 5 to our consolidated financial statements included in this Form 10-K/A.

(3)	Inclusion of restricted common shares, stock options and the effect of the conversion of our convertible debt to common shares would have an anti-dilutive effect on the 2005 diluted earnings per common share (i.e., the diluted earnings per common share would be greater than the basic earnings per common share). Inclusion of restricted shares would have an anti-dilutive effect on the 2001 diluted earnings per share. Accordingly, such common shares were excluded from the calculations of the 2005 and 2001 diluted earnings per common share. See Notes 3(l) and 5 to our consolidated financial statements included in this Form 10-K/A.

(4)	Based on our common shares outstanding of: 69,127,532 as of December 31, 2005; 64,754,978 as of December 31, 2004; 64,996,166 as of December 31, 2003; 65,003,963 as of December 31, 2002; and 65,142,857 as of December 31, 2001.

Restatement of Financial Results
      On March 31, 2006, we restated our consolidated financial statements as of and for the years ended December 31, 2000 though 2004, as well as our unaudited financial information as of and for the nine months ended September 30, 2005 (“First Restatement”). The effects of the First Restatement were reflected in the consolidated financial statements in our Form 10-K which was filed on March 31, 2006. In this Annual Report on Form 10-K/A, we have restated our consolidated financial statements as of and for the years ended December 31, 2001 through 2005 (the “Second Restatement”). The effects of the Second Restatement on our consolidated financial statements, as of and for the years ended December 31, 2003 through 2005, are included in Note 2 to our consolidated financial statements. The effects of the Second Restatement on our quarterly consolidated financial statements as of and for the years ended December 31, 2005 and 2004 are included in Note 21 to our consolidated financial statements. The previously reported (which includes the effect of the First Restatement) amounts, the restatement adjustments and the restated amounts for those accounts in our consolidated financial statements as of and for the years ended December 31, 2002 and 2001 affected by the Second Restatement are as follows:

	Year Ended December 31, 2002

	Previously	Restatement
	Reported	Adjustment	Restated

	(In thousands)
Consolidated Statement of Operations Data
Revenues
Net investment income	$123,028	$967	$123,995
Net realized investment gains (losses)	135,796	(1,088)	134,708
Total revenues	1,705,101	(121)	1,704,980
Total income (loss) before income taxes	249,429	(121)	249,308
Federal and foreign income tax provision	83,728	150	83,878
Cumulative effect of a change in accounting principle	36,862	11,470	48,332
Net income	202,563	11,199	213,762
Net income available to common shareholders	202,563	11,199	213,762
Other comprehensive income (loss), net of tax	$34,721	$(401)	$34,320
Basic earnings per common share	$3.13	$0.17	$3.30
Diluted earnings per common share	3.01	0.16	3.17

	As of December 31, 2002

	Previously	Restatement
	Reported	Adjustment	Restated

	(In thousands)
Consolidated Balance Sheet Data
Assets
Fixed income securities, available for sale, at fair value	$1,992,574	$(5,830)	$1,986,744
Common stocks, at fair value	152,560	(3,026)	149,534
Common stocks, at equity	101,021	86,357	187,378
Other invested assets	149,649	(58,193)	91,456
Total investments and cash	3,082,403	19,308	3,101,711
Federal and foreign income taxes	128,352	(8,789)	119,563
Total assets	$5,305,489	$10,519	$5,316,008
Shareholders’ equity
Accumulated other comprehensive income (loss), net of deferred income taxes as of January 1, 2002	$(12,985)	$2,312	$(10,673)
Accumulated other comprehensive income, net of deferred income taxes as of December 31, 2002	21,736	1,909	23,645
Retained earnings as of January 1, 2002	11,589	(2,590)	8,999
Retained earnings as of December 31, 2002	207,638	8,609	216,247
Total shareholders’ equity as of December 31, 2002	$1,016,482	$10,519	$1,027,001

	Year Ended December 31, 2001

	Previously	Restatement
	Reported	Adjustment	Restated

	(In thousands)
Consolidated Statement of Operations Data
Revenues
Net investment income	$114,600	$844	$115,444
Net realized investment gains (losses)	13,313	(3,620)	9,693
Total revenues	999,488	(2,776)	996,712
Total loss before income taxes	(62,903)	(2,776)	(65,679)
Federal and foreign income tax provision (benefit)	(24,207)	640	(23,567)
Net loss	(38,696)	(3,416)	(42,112)
Net loss available to common shareholders	(38,696)	(3,416)	(42,112)
Other comprehensive income, net of tax	$5,005	$2,222	$7,227
Basic loss per common share	$(0.68)	$(0.06)	$(0.74)
Diluted loss per common share	(0.68)	(0.06)	(0.74)

	As of December 31, 2001

	Previously	Restatement
	Reported	Adjustment	Restated

	(In thousands)
Consolidated Balance Sheet Data
Assets
Fixed income securities, available for sale, at fair value	$2,028,758	$(2,144)	$2,026,614
Common stocks, at fair value	71,578	25,923	97,501
Common stocks, at equity	119,490	(20,360)	99,130
Other invested assets	45,160	5,158	50,318
Total investments and cash	2,659,776	8,577	2,668,353
Federal and foreign income taxes	222,755	(8,855)	213,900
Total assets	$4,665,372	$(278)	$4,665,094
Shareholders’ equity
Accumulated other comprehensive income (loss), net of deferred income taxes as of January 1, 2001	$(17,990)	$90	$(17,900)
Accumulated other comprehensive income (loss), net of deferred income taxes as of December 31, 2001	(12,985)	2,312	(10,673)
Retained earnings as of January 1, 2001	51,913	826	52,739
Retained earnings as of December 31, 2001	11,589	(2,590)	8,999
Total shareholders’ equity as of December 31, 2001	$786,885	$(278)	$786,607

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Selected Financial Data, consolidated financial statements and related notes and the discussion under “Critical Accounting Estimates” and “Safe Harbor Disclosure.” As further described below and in Note 2 to our consolidated financial statements and Item 6 — “Selected Financial Data” we restated our consolidated financial statements as of and for the years ended December 31, 2001 through 2005. The effects of these restatements are reflected in our consolidated financial statements and the accompanying notes included herein. The Management’s Discussion and Analysis has been updated to reflect the effects of the Second Restatement.
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
      Our gross premiums written for the year ended December 31, 2005 were $2,626.9 million, a decrease of $23.9 million, or 0.9%, compared to gross premiums written for the year ended December 31, 2004 of $2,650.8 million. Our business outside of the United States accounted for 44.8% of our gross premiums written for the year ended December 31, 2005, compared to 45.7% for the year ended December 31, 2004. For the years ended December 31, 2005 and 2004, our net premiums written were $2,301.7 million and $2,361.8 million, respectively. For the year ended December 31, 2005, we had a net loss available to common shareholders of $117.7 million and for the year ended December 31, 2004, we had net income of $205.2 million. As of December 31, 2005, we had total assets of $8.6 billion and total shareholders’ equity of $1.6 billion.

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

Restatement of Consolidated Financial Statements

First Restatement
      On March 31, 2006, we restated our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our unaudited financial information as of and for the nine months ended September 30, 2005 (the “First Restatement”), to correct for accounting errors associated with certain reinsurance contracts entered into by the Company between 1998 and 2004. The effects of the First Restatement were reflected in our consolidated financial statements and accompanying notes in our original 2005 Form 10-K, filed on March 31, 2006. The total cumulative impact of the First Restatement through September 30, 2005 was to decrease shareholders’ equity by $35.6 million, after tax. The aggregate net effect of the First Restatement for each period is to increase the net loss for the nine months ended September 30, 2005 by $5.1 million, increase 2004 net income by $11.4 million, decrease 2003 net income by $2.3 million, decrease 2002 net income by $5.6 million, increase 2001 net loss by $30.7 million and decrease 2000 net income by $3.3 million.

Second Restatement
      On August 28, 2006, we filed our Quarterly Report on Form 10-Q for the second quarter of 2006, which included the restatement of our unaudited consolidated financial statements as of and for the three months ended March 31, 2006, to correct accounting errors associated with certain investments held by us. In this Annual Report on Form 10-K/A, we have restated our consolidated financial statements as of and for the years ended December 31, 2001 through 2005 (the “Second Restatement”) for these issues. Our decision to restate our financial statements followed the identification by us of errors relating to accounting considerations previously applied to these investments and our determination that the corrections were material to net income in certain previously reported periods.
      The corrections relating to these investments resulted in a cumulative increase in shareholders’ equity of $16.0 million as of December 31, 2005. The aggregate net effect of the Second Restatement for each period is to increase 2005 net loss by $12.2 million, increase 2004 net income by $6.9 million, increase 2003 net income by $12.4 million, increase 2002 net income by $11.2 million and increase 2001 net loss by $3.4 million.
      The nature of the corrections relate to:

(i) The accounting treatment for convertible bond securities held as investments and other fixed income securities with embedded derivatives held as investments. Certain securities held as investments by us purchased between 2001 and 2005 were carried at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) 115: “Accounting for Certain Investments in Debt and Equity Securities” due to their designation as available for sale with corresponding changes in their fair value recorded as a component of other comprehensive income. The accounting for these investments was restated to reflect the appropriate application of SFAS 133: “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133, changes in the fair value attributable to the embedded derivative in a convertible bond or other security are required to be recognized in income directly through realized gains or losses rather than recorded through unrealized gains and losses, a component of other comprehensive income, as previously reported by the Company. The estimated fair value of the embedded derivative is included in other invested assets. The corrections relating to these investments resulted in no cumulative change in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to increase 2005 net loss by $11.8 million, increase 2004 net income by $6.9 million, increase 2003 net income by $9.6 million, decrease 2002 net income by $0.4 million and increase 2001 net loss by $0.7 million.

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

In addition, an investment previously reported as an available for sale security has now been accounted for under the equity method of accounting, resulting in the related realized gains and losses being reclassified to investment income consistent with the equity method of accounting. The corrections relating to these investments for which we utilize the equity method of accounting resulted in no cumulative change in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to increase 2005 net loss by $0.5 million, increase 2004 net income by $1.5 million, increase 2003 net income by $4.4 million, increase 2002 net income by $0.3 million and increase 2001 net loss by $1.2 million.

(iii) The accounting treatment relating to our equity interest in TRG Holding Corp. (“TRG”), an affiliated investment purchased in 1999. We made errors in reflecting the negative goodwill attributable to the Company’s purchase of an equity investment in TRG in 1999. Negative goodwill was required to be amortized into net income in 1999 through 2001, and the remaining unamortized negative goodwill, net of associated deferred tax liability, arising from this purchase should have been fully recognized in our statement of operations as a cumulative effect of a change in accounting principle in 2002 to reflect the adoption of SFAS 141: “Business Combinations,” which was effective as of January 1, 2002. In addition, following the acquisition we made certain adjustments in error that reduced the carrying value of the Company’s investment in TRG to be in-line with our historical cost of its investment, with the effects reported through other comprehensive income. The corrections of these errors discussed herein increased our carrying value of TRG to reflect our proportionate ownership of the net assets of TRG. The corrections relating to our investment in TRG resulted in a $16.0 million cumulative increase in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to decrease 2004 net income by $1.6 million, decrease 2003 net income by $1.6 million, increase 2002 net income by $11.3 million and increase 2001 net loss by $1.5 million. There is no aggregate net effect of these adjustments on 2005 net income.

(iv) Unrelated adjustments of an immaterial nature involving the reclassification of certain accounts which were previously recorded by the Company in the Company’s consolidated financial statements. As part of the restatement, these adjustments were applied to the periods in which they occurred. There is no cumulative effect to shareholders’ equity at December 31, 2005 and no effect on net income for the periods presented in this Form 10-K/A.

Critical Accounting Estimates
      The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries. For a discussion of our significant accounting policies, see Note 3 to our consolidated financial statements.
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

      Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events and trends that may or may not occur or develop in the future, thereby affecting assumptions of claims frequency and severity. Examples of emerging claim and coverage issues and trends in recent years that could affect reserve estimates include: (i) developments in tort liability law; (ii) legislative attempts at asbestos liability reform; (iii) uncertainties regarding the future scope of the Terrorism Risk Insurance Act of 2002; (iv) an increase in shareholder derivative suits against corporations and their officers and directors; and (v) increasing governmental focus on, and involvement in, the insurance and reinsurance industry generally. The eventual outcome of these events and trends may be different from the assumptions underlying our loss reserve estimates. In the event that loss trends diverge from expected trends during the period, we adjust our reserves to reflect the change in losses indicated by revised expected loss trends. On a quarterly basis, we compare actual emergence of the total value of newly reported losses to the total value of losses expected to be reported during the period and the cumulative value since the date of our last reserve review. Variation in actual loss emergence from expectations may result in a change in our estimate of losses and LAE reserves. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. Changes in expected claim payment rates, which represent one component of losses and LAE emergence, may impact our liquidity and capital resources, as discussed in “ — Liquidity and Capital Resources.”
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

Deferred Income Taxes
      We record deferred income taxes as assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets have not been reduced by a valuation allowance, as management believes it is more likely than not that the deferred tax assets will be realized. As of December 31, 2005 and 2004, respectively, a net deferred tax asset of $138.8 million and $84.3 million was recorded. In recording this deferred tax asset, we have made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset and accordingly, no valuation allowance has been recorded.

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

Investment Results
      Net Investment Income. Net investment income for the year ended December 31, 2005 increased by $55.9 million, or 34.0%, to $220.1 million, from $164.2 million for the year ended December 31, 2004 driven by an $845.6 million or 16.5% increase in total investments and cash over the period. Net investment income is comprised of gross investment income of $247.8 million less investment expenses of $27.7 million for the year ended December 31, 2005, compared to gross investment income of $194.8 million less investment expenses of $30.6 million for the year ended December 31, 2004. Higher net investment income for the year ended December 31, 2005 is primarily attributable to the following:

•	an increase of $857.6 million or 18.3% in average invested assets for the year ended December 31, 2005 over 2004, and higher short term rates over the period

•	an increase of $26.7 million for the year ended December 31, 2005 over 2004 related to HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia Fund is comprised of the following items (in millions):

	Years Ended
	December 31,

	2005	2004

Equity in net investment income of HWIC Asia	$5.1	$4.9
Equity in net realized capital gains of HWIC Asia	27.9	1.4

Equity in net income of HWIC Asia, before taxes	$33.0	$6.3

•	a decrease of $18.6 million for the year ended December 31, 2005 over 2004 in net income due to equity accounting of Advent Capital (Holdings) PLC, a Lloyd’s syndicate which is included in common stock, at equity. This resulted in a net loss of $15.4 million for the year ended December 31, 2005 compared to net income of $3.2 million in 2004, primarily reflecting catastrophe losses from Hurricanes Katrina, Rita and Wilma during 2005.

•	an increase of $6.0 million for the year ended December 31, 2005 over 2004 in net investment income on other invested assets, which primarily reflects interest income attributable to our total return swaps on equity indexes and includes income from hedge funds and private equity investments of $15.6 million and $15.9 million for the years ended December 31, 2005 and December 31, 2004, respectively.
      Excluding the positive impact of realized capital gains attributable to our equity investment in HWIC Asia and the negative impact of the 2005 loss attributable to Advent, net investment income for the year ended December 31, 2005 was $207.6 million, an increase of $47.9 million or 30.0%, from $159.7 million for the year ended December 31, 2004. We believe this figure is more representative of investment income from our ongoing investment activities.
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
      Interest expense on funds held, which is included in investment expenses, and primarily relates to our Whole Account and Facultative Excess of Loss Agreements, was $18.7 million for the year ended December 31, 2005, representing a decrease of $1.4 million, or 7.0%, from $20.1 million for the year ended December 31, 2004. The lower amount of interest expense was due to reduced amounts ceded to the treaties in 2004, which resulted in lower interest expense associated with ceded amounts during the period.
      Net Realized Investment Gains. Net realized investment gains of $59.9 million for the year ended December 31, 2005 decreased by $62.1 million from $122.0 million for the year ended December 31, 2004. The decrease in net realized investment gains is principally due to higher gains from fixed income securities, which were offset by lower gains from equity securities and higher losses from derivative securities and other investments. The total net realized investment gains for the year ended December 31, 2005 of $64.6 million on equity securities, primarily reflect a gain of $47.0 million related to the sale of Zenith National Insurance Corp. (“Zenith”) securities and also includes realized losses of $17.6 million related to other-than-temporary impairments on selected securities. Net realized investment gains from fixed income securities of $82.0 million for the year ended December 31, 2005 increased by $28.5 million over 2004, primarily reflecting gains on U.S. Treasury securities sold through the year. Realized investment gains include mark-to-market movements on derivative securities, including credit default swaps and total return swaps on equity indexes. The net investment loss on derivative securities of $38.8 million for the year ended December 31, 2005 increased by $11.7 million over 2004. Net realized investment losses from other securities were $48.0 million for the year ended December 31, 2005, representing an adverse change of $51.2 million over 2004, primarily reflecting unrealized foreign exchange rate losses on short term securities and impairment of certain investments included in other invested assets.
      During the year ended December 31, 2005, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $54.9 million, with $37.3 million relating to fixed income securities and other invested assets and $17.6 million relating to equity securities. Other-than-temporary impairments reflect situations where the market value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined. Other-than-temporary impairments also include $19.4 million for securities which have no quoted prices, to reflect the deterioration in the underlying financial position of the securities. There were no other-than-temporary impairment losses during the year ended December 31, 2004.

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
      Federal and Foreign Income Tax Benefit/ Provision. As a result of our loss for the year ended December 31, 2005, our federal and foreign income tax provision for the year ended December 31, 2005 decreased by $170.2 million, to a benefit of $66.1 million, compared to a provision of $104.1 million for the year ended December 31, 2004. Our effective tax rates were 36.4% and 33.7% for the years ended December 31, 2005 and 2004, respectively.
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

Investment Results
      Net Investment Income. Net investment income for the year ended December 31, 2004 increased by $29.4 million, or 21.8%, to $164.2 million from $134.8 million for the year ended December 31, 2003, driven by an $869.6 million or 20.4% increase in total investments and cash over the period. Net investment income is comprised of gross investment income of $194.8 million less investment expenses of $30.6 for the year ended December 31, 2004, compared to gross investment income of $170.9 million less investment expenses of $36.1 million for the year ended December 31, 2003. Higher net investment income for the year ended December 31, 2004 is primarily attributable to the following:

•	an increase of $1,011.5 million or 27.5% in average invested assets for the year ended December 31, 2004 over 2003 and the reinvestment of cash balances in 2004 into asset classes with investment yields substantially greater than the amount earned on the cash balances;

•	a decrease of $28.2 million for the year ended December 31, 2004 over 2003 related to HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia Fund is comprised of the following items (in millions):

	Years Ended
	December 31,

	2004	2003

Equity in net investment income of HWIC Asia	$4.9	$3.9
Equity in net realized capital gains of HWIC Asia	1.4	30.6

Equity in net income of HWIC Asia, before taxes	$6.3	$34.5

•	an increase of $11.2 million for the year ended December 31, 2004 over 2003 in net investment income on other invested assets, which includes income from hedge funds and private equity investments of $15.9 million and $6.8 million for the years ended December 31, 2004 and December 31, 2003, respectively.
      Excluding the positive impact of realized gains attributable to our equity investment in HWIC Asia, net investment income for the year ended December 31, 2004 was $162.8 million, an increase of $58.6 million or 56.2%, from $104.2 million for the year ended December 31, 2003. We believe this figure is more representative of investment income from our ongoing investment activities.
      Our total effective annualized yield on average invested assets, net of expenses but excluding the impact of interest expense from funds held balances and the positive impact of realized gains attributable to our equity investment in HWIC Asia, was 3.9% and 3.6% for the years ended December 31, 2004 and 2003, respectively.
      Interest expense on funds held, which is included in investment expenses, and primarily relates to our Whole Account and Facultative Excess of Loss Agreements, was $20.1 million for the year ended December 31, 2004, representing a decrease of $5.8 million, or 22.4%, from $25.9 million for the year ended December 31, 2003. The lower amount of interest expense was due to reduced amounts ceded to the treaties in 2004, which resulted in lower interest expense associated with ceded amounts during the period.
      Net Realized Investment Gains. Net realized investment gains of $122.0 million for the year ended December 31, 2004 decreased by $101.5 million from $223.5 million for the year ended December 31, 2003. The decrease in net realized gains is comprised of increases in net gains related to equity securities of $50.1 million offset by decreases in net gains related to other investments of $48.7 million, and decreases in net gains related to fixed income securities, short-term investments, cash and cash equivalents of $102.9 million. During 2003, we sold fixed income securities in anticipation of a rising interest rate environment and, as a result, recognized net realized investment gains of $165.2 million. These gains represented 73.9% of our total net realized investment gains during 2003. The proceeds from the sales of fixed income securities were largely invested in cash and cash equivalents, providing us with greater liquidity and an opportunity to earn a higher amount of investment income on cash from any potential increase in interest rates. Additionally, during 2004, we entered into derivative and short sale transactions to provide an economic hedge against a decline in the equity markets. Realized gains include mark-to-market movements on derivative securities, including credit default swaps and total return swaps on indexes. The net investment loss on derivative securities and short sale transactions was $40.4 million for the year ended December 31, 2004.
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
      Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the year ended December 31, 2004 decreased by $32.8 million to $104.1 million, compared to $136.9 million for the year ended December 31, 2003, as a result of the decrease in pre-tax income. Our effective tax rates were 33.7% and 34.6% for the years ended December 31, 2004 and 2003, respectively.
Liquidity and Capital Resources
      Our shareholders’ equity increased by $71.3 million, or 4.5%, to $1,639.5 million as of December 31, 2005, from $1,568.2 million as of December 31, 2004. The net increase as of December 31, 2005 compared to December 31, 2004 was primarily attributable to the proceeds of our equity and preferred share offerings in October 2005 of $199.6 million, offset by a net loss available to common shareholders of $117.7 million and a decrease in accumulated other comprehensive income of $3.2 million after-tax. Our common shareholders’ equity decreased by $26.3 million, or 1.7%, to $1,541.9 million as of December 31, 2005, from $1,568.2 million as of December 31, 2004, and increased by $10.2 million, or 0.7%, over shareholders’ equity of $1,531.7 million as of September 30, 2005. Our book value per common share was $22.31 as of December 31, 2005, representing a decrease of $1.91 from the book value per share of $24.22 as of December 31, 2004 and a decrease of $1.22 from the book value per share of $23.53 as of September 30, 2005.
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
      Holding company cash and cash equivalents equaled $102.4 million as of December 31, 2005, as compared to $1.7 million as of December 31, 2004, with the higher amount primarily due to the proceeds from our May 2005 senior notes offering. As a holding company, our assets are principally comprised of the shares of Odyssey America, and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends on our common or preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2006, Odyssey America can pay dividends to the holding company of $207.4 million without prior regulatory approval. During the year ended December 31, 2005, we received $22.5 million in dividends from Odyssey America, all of which were received during the first half of the year.

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
      Total investments and cash amounted to $6.0 billion as of December 31, 2005, an increase of $845.6 million compared to December 31, 2004. Our average invested assets were $5,547.5 million for the year ended December 31, 2005, as compared to $4,689.9 million for the year ended December 31, 2004. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments represented 28.9% and 26.6%, respectively, of our total investments and cash as of December 31, 2005 and December 31, 2004. Total fixed income securities were $2.6 billion as of December 31, 2005. The fixed income securities portfolio has a weighted average security rating of “AA” as measured by Standard and Poor’s. The duration of our investment portfolio, including cash and cash equivalents, was 5.7 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained and our cash provided by operations.
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

Subsequent Events
      On March 29, 2006, we received $78.0 million in cash from nSpire Re in partial settlement of amounts recoverable under the 1995 Stop Loss Agreement with nSpire Re. In connection with the receipt of the cash, we will recognize a deferred gain of $12.5 million after-tax in income for the three months ended March 31, 2006.
      On February 22, 2006, we completed the private sale of $100 million of our floating rate senior notes. The notes were sold in two tranches, $50.0 million of Series A due 2021, and $50.0 million of Series B due 2016. The interest rate on each series of notes is equal to 3-month LIBOR, which will be recalculated on a quarterly basis, plus 2.20%. The interest rate from February 22 through March 16, 2006 on each series of notes was 6.97% per annum. Pursuant to the terms of the indentures under which each series of notes were issued, as a result of our delay in completing the restatement of our financial results and in completing the Original Filing, the annual interest rate on each series of notes was increased to 3-month LIBOR (calculated as of March 15, 2006) plus 3.20%, which equals 8.12%. This interest rate remained in effect until March 31, 2006, after which it reverted to 3-month LIBOR plus 2.20%, recalculated quarterly. The series A notes are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the series B notes are callable by us in 2009 at their par value, plus accrued and unpaid interest.
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
      Following our announcement on March 16, 2006 that the filing of our annual report on Form 10-K would be delayed in connection with the restatement of our consolidated financial results, Standard & Poor’s placed on CreditWatch with negative implications our counterparty credit, senior unsecured debt and preferred stock ratings and the financial strength ratings of our principal operating subsidiaries. In addition, Moody’s revised from “stable” to “negative” the outlook for our senior debt and preferred stock and the insurance financial strength ratings of our principal operating subsidiaries. Further, A.M. Best placed under review with negative implications our debt ratings and the financial strength ratings of our principal operating subsidiaries. Following the March 31, 2006 filing of our Annual Report on Form 10-K, Standard & Poor’s, Moody’s and A.M. Best Company removed our ratings from “CreditWatch with negative implications”, “negative outlook” and “under review with negative implications, respectively, and affirmed the financial strength ratings of our principal operating subsidiaries at “A-” (Strong), “A3” (Good Financial Security) and “A” (Excellent), respectively.
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
Accounting Pronouncements
      The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per common share. The terms of our convertible senior debentures (see Note 12 to our consolidated financial statements included in this Form 10-K/A) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our convertible notes to common shares has been assumed when calculating our diluted earnings per common share for those periods where the effect is dilutive. The diluted earnings per common share for the year ended December 31, 2003 have been restated to conform to the requirements of EITF Issue 4-08. See Note 5 to our consolidated financial statements included in this Form 10-K/A.
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
Off-Balance Sheet Arrangements
      We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in Note 15 to our consolidated financial statements included in this Form 10-K/A.
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of December 31, 2005, our total investments and cash of $6.0 billion includes $2.6 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
Interest Rate Risk
      The table below displays the potential impact (in millions) of market value fluctuations on our fixed income securities portfolio as of December 31, 2005 and December 31, 2004, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2005			As of December 31, 2004

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(In millions)
200 basis point rise	$2,155.1	$(439.8)	(16.9)%	$2,037.3	$(421.3)	(17.1)%
100 basis point rise	2,355.3	(239.6)	(9.2)	2,230.5	(228.1)	(9.3)
Base Scenario	2,594.9	—	—	2,458.6	—	—
100 basis point decline	2,882.4	287.5	11.1	2,733.9	275.3	11.2
200 basis point decline	3,221.3	626.4	24.1	3,054.6	596.0	24.2
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
      As of December 31, 2005, we had net unrealized gains of $163.3 million, before taxes, of our total investments and cash, consisting of gross unrealized appreciation of $303.6 million, which is offset by gross unrealized depreciation of $140.3 million, which includes $134.2 million related to fixed income securities and common stocks carried at fair value. We purchase interest rate options from time to time to protect us from movements in interest rates.
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

      As of December 31, 2005 and December 31, 2004, 81.7% and 79.7%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 18.3% and 20.3%, respectively, rated below investment grade.
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
      As of December 31, 2005 and December 31, 2004, 19.6% and 17.2%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 17.5% and 14.8% as of December 31, 2005 and December 31, 2004, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $104.4 million and $76.0 million as of December 31, 2005 and December 31, 2004, respectively, in the fair market value of our total investments and cash.

Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2005 and December 31, 2004, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.3 billion and $1.1 billion, respectively, or 21.2% and 21.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 8.5% and 8.0% of our total investments and cash as of December 31, 2005 and December 31, 2004, respectively, from German securities denominated in the Euro, which represented 5.5% and 4.1%, respectively, and from securities denominated in the Canadian dollar, which represented 4.9% and 4.9% of our total investments and cash as of December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $126.8 million decline in the fair value of our total investments and cash, before taxes.

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
      The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 and December 31, 2004 (in millions):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
December 31, 2005	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,071.9	$(33.0)	40	$395.7	$(15.9)	6	$1,467.6	$(48.9)	46
States, municipalities and political subdivisions	46.3	(0.3)	10	21.6	(0.6)	5	67.9	(0.9)	15
Foreign governments	1.0	—	1	—	—	—	1.0	—	1
All other corporate	0.3	—	1	0.5	—	1	0.8	—	2

Total investment grade	1,119.5	(33.3)	52	417.8	(16.5)	12	1,537.3	(49.8)	64

Fixed income securities non-investment grade, corporate	224.9	(30.5)	27	136.1	(20.2)	8	361.0	(50.7)	35

Total fixed income securities	1,344.4	(63.8)	79	553.9	(36.7)	20	1,898.3	(100.5)	99
Common stocks, at fair value	167.4	(16.6)	9	137.4	(17.1)	2	304.8	(33.7)	11

Total temporarily impaired securities	$1,511.8	$(80.4)	88	$691.3	$(53.8)	22	$2,203.1	$(134.2)	110

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
December 31, 2004	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$667.3	$(17.2)	27	$511.9	$(32.8)	9	$1,179.2	$(50.0)	36
States, municipalities and political subdivisions	26.0	(0.4)	6	10.3	(0.3)	2	36.3	(0.7)	8
All other corporate	0.5	—	1	—	—	—	0.5	—	1

Total investment grade	693.8	(17.6)	34	522.2	(33.1)	11	1,216.0	(50.7)	45

Fixed income securities non-investment grade, corporate	147.6	(23.7)	10	—	—	—	147.6	(23.7)	10

Total fixed income securities	841.4	(41.3)	44	522.2	(33.1)	11	1,363.6	(74.4)	55
Common stocks, at fair value	131.5	(34.0)	9	73.8	(11.3)	1	205.3	(45.3)	10

Total temporarily impaired securities	$972.9	$(75.3)	53	$596.0	$(44.4)	12	$1,568.9	$(119.7)	65

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

      For further detail on our long term debt principal and interest payments, see Note 12 to our consolidated financial statements included in this Form 10-K/A. For further detail on our operating lease payments, see Note 15 to our consolidated financial statements included in this Form 10-K/A.
      For further detail on our losses and LAE see Note 8 to our consolidated financial statements included in this Form 10-K/A. Our reserves for losses and LAE do not have contractual maturity dates. However, based on historical payment patterns, we have included an estimate of when we expect our losses and LAE to be paid in the table above. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims. The reserves for unpaid losses and LAE reflected in the table above have not been reduced for reinsurance recoverables on unpaid losses which are reflected in our consolidated balance sheet as an asset of $1.2 billion as of December 31, 2005. Based on historical patterns, we estimate that we will collect the recoveries as follows: $390.8 million in less than one year; $464.6 million in one to three years; $217.9 million between three and five years and $133.5 million in more than five years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	Financial Statements and Supplementary Data
ODYSSEY RE HOLDINGS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	102
Consolidated Balance Sheets as of December 31, 2005 and 2004	105
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	106
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	107
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	108
Notes to Consolidated Financial Statements	109
Schedules:
I. Summary of Investments — Other than Investments in Related Parties as of December 31, 2005	174
II. Condensed Financial Information of Registrant as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003	175
III. Supplementary Insurance Information as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003	179
IV. Reinsurance for the years ended December 31, 2005, 2004 and 2003	180
VI. Supplementary Information (for Property-Casualty Insurance Underwriters) as of December 31, 2005, 2004, 2003 and for the years ended December 31, 2005, 2004 and 2003	181

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Odyssey Re Holdings Corp.
      We have completed integrated audits of Odyssey Re Holdings Corp.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
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
      As discussed in Note 2 to the consolidated financial statements and Note 1 to the financial statement schedules, respectively, Odyssey Re restated its 2005, 2004 and 2003 consolidated financial statements and financial statement schedules.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because the Company did not maintain effective 1) controls over the accounting for complex reinsurance transactions and 2) controls, review procedures and communications related to investment accounting to ensure conformity with generally accepted accounting principles, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1) The Company did not maintain effective controls over the accounting for complex reinsurance transactions. Specifically, effective controls were not designed and in place over the consideration and application of relevant generally accepted accounting principles and the evaluation and documentation of risk transfer for complex reinsurance transactions. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 consolidated financial statements and each of the quarters in the nine months ended September 30, 2005, as well as audit adjustments to the 2005 consolidated financial statements to correct gross premiums written, net premiums written, net premiums earned, loss and loss adjustment expense, acquisition costs, other underwriting expenses, other expenses and the related balance sheet accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, management has determined that this control deficiency constitutes a material weakness.

2) The Company did not maintain effective controls, review procedures and communications related to investment accounting to ensure conformity with generally accepted accounting principles. Specifically, communications and effective controls were not in place surrounding the consideration and application of relevant generally accepted accounting principles to the identification, valuation and presentation of: 1) derivatives embedded in certain debt securities, and 2) certain equity method investments. This control deficiency resulted in adjustments to the Company’s 2005, 2004, and 2003 consolidated financial statements and each of the related quarters therein. Additionally, this control deficiency could result in a misstatement of net investment income, net realized investment gains (losses), fixed income securities, common stocks, federal and foreign income taxes, other liabilities, shareholders’ equity, earnings per share and other comprehensive income, and the related accounts and disclosures that would be material to the Company’s annual or interim financial statements and would not be prevented or detected. Therefore, management has determined that this control deficiency constitutes a material weakness.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Odyssey Re Holdings Corp. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effects of these material weaknesses described above on the achievement of the objectives of the control criteria, Odyssey Re Holdings Corp. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weakness described in item 1 above. However, management has subsequently determined that the material weakness described in item 2 above also existed as of December 31, 2005. Accordingly, Management’s Report on Internal Control over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2006, except for the restatement discussed in the section entitled “Second Restatement” of Note 2 to the consolidated financial statements, Note 1 to the financial statement schedules, and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is October 16, 2006.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Restated)	(Restated)
	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $2,645,682 and $2,455,197, respectively)	$2,594,937	$2,458,554
Equity securities:
Common stocks, at fair value (cost $586,394 and $432,279, respectively)	601,721	449,910
Common stocks, at equity	566,996	430,843
Short-term investments, at cost which approximates fair value	199,503	213,403
Cash and cash equivalents	1,528,427	1,150,748
Cash collateral for borrowed securities	240,642	176,518
Other invested assets	238,093	244,707

Total investments and cash	5,970,319	5,124,683
Accrued investment income	46,843	39,592
Premiums receivable	550,496	551,126
Reinsurance recoverable on paid losses	140,881	89,912
Reinsurance recoverable on unpaid losses	1,206,785	1,052,733
Prepaid reinsurance premiums	84,696	93,774
Funds held by reinsureds	172,896	192,346
Deferred acquisition costs	171,350	169,519
Federal and foreign income taxes	234,871	103,666
Other assets	67,475	138,342

Total assets	$8,646,612	$7,555,693

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,117,708	$4,224,624
Unearned premiums	834,485	824,756
Reinsurance balances payable	160,185	139,401
Funds held under reinsurance contracts	167,020	179,867
Debt obligations	469,155	376,040
Obligation to return borrowed securities	82,543	56,191
Other liabilities	176,061	186,578

Total liabilities	7,007,157	5,987,457

Commitments and Contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding	40	—
Common shares, $0.01 par value; 500,000,000 shares authorized; 69,242,857 and 65,142,857 shares issued, respectively	692	651
Additional paid-in capital	984,571	791,896
Treasury shares, at cost (115,325 and 387,879 shares, respectively)	(2,916)	(9,426)
Unearned stock compensation	(1,770)	(2,818)
Accumulated other comprehensive income, net of deferred income taxes	119,039	122,218
Retained earnings	539,799	665,715

Total shareholders’ equity	1,639,455	1,568,236

Total liabilities and shareholders’ equity	$8,646,612	$7,555,693

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	(In thousands, except share amounts)
REVENUES
Gross premiums written	$2,626,920	$2,650,775	$2,552,340
Ceded premiums written	325,251	288,970	396,261

Net premiums written	2,301,669	2,361,805	2,156,079
Increase in unearned premiums	(24,849)	(28,294)	(184,155)

Net premiums earned	$2,276,820	$2,333,511	$1,971,924
Net investment income	220,092	164,248	134,808
Net realized investment gains	59,866	122,024	223,537

Total revenues	2,556,778	2,619,783	2,330,269

EXPENSES
Losses and loss adjustment expenses	2,061,611	1,631,106	1,336,047
Acquisition costs	470,152	515,856	476,520
Other underwriting expenses	146,030	120,765	101,308
Other expense, net	27,014	17,153	7,556
Interest expense	29,991	25,609	12,656
Loss on early extinguishment of debt	3,822	—	—

Total expenses	2,738,620	2,310,489	1,934,087

Income (loss) before income taxes	(181,842)	309,294	396,182

Federal and foreign income tax provision (benefit):
Current	(13,319)	118,791	126,269
Deferred	(52,801)	(14,698)	10,631

Total federal and foreign income tax provision (benefit)	(66,120)	104,093	136,900

Net income (loss)	(115,722)	205,201	259,282
Preferred dividends	(1,944)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(117,666)	$205,201	$259,282

BASIC
Weighted average common shares outstanding	65,058,327	64,361,535	64,736,830
Basic earnings (loss) per common share	$(1.81)	$3.19	$4.01

DILUTED
Weighted average common shares outstanding	65,058,327	69,993,136	70,279,467
Diluted earnings (loss) per common share	$(1.81)	$2.98	$3.73

DIVIDENDS
Dividends declared per common share	$0.125	$0.125	$0.106

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(115,722)	$205,201	$259,282
Other comprehensive income (loss), net of tax	(3,179)	22,815	75,758

Comprehensive income (loss)	$(118,901)	$228,016	$335,040

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	(In thousands, except share amounts)
PREFERRED SHARES (par value)
Balance, beginning of year	$—	$—	$—
Issued during the year	40	—	—

Balance, end of year	40	—	—

COMMON SHARES (par value)
Balance, beginning of year	651	651	651
Issued during the year	41	—	—

Balance, end of year	692	651	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	791,896	793,586	793,334
Common shares issued during the year	102,095	—	—
Preferred shares issued during the year	97,471	—	—
Net effect of share-based compensation	(6,891)	(1,690)	252

Balance, end of year	984,571	791,896	793,586

TREASURY SHARES (at cost)
Balance, beginning of year	(9,426)	(2,549)	(2,305)
Purchases during the year	(4,130)	(10,090)	(284)
Reissuance during the year	10,640	3,213	40

Balance, end of year	(2,916)	(9,426)	(2,549)

UNEARNED STOCK COMPENSATION
Balance, beginning of year	(2,818)	(3,439)	(4,572)
Forfeitures of restricted shares during the year	439	—	—
Amortization of restricted shares during the year	609	621	1,133

Balance, end of year	(1,770)	(2,818)	(3,439)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of year	122,218	99,403	23,645
Unrealized net appreciation on securities, net of reclassification adjustments	37,641	9,052	34,882
Foreign currency translation adjustments	(40,840)	13,766	42,098
Minimum pension liability	20	(3)	(1,222)

Balance, end of year	119,039	122,218	99,403

RETAINED EARNINGS
Balance, beginning of year, as previously reported	637,850	447,614	207,638
Restatement adjustments (Note 2)	(27,865)	21,007	8,609

Balance, beginning of year, as restated	665,715	468,621	216,247
Net income (loss)	(115,722)	205,201	259,282
Dividends declared to preferred shareholders	(1,944)	—	—
Dividends paid to common shareholders	(8,250)	(8,107)	(6,908)

Balance, end of year	539,799	665,715	468,621

TOTAL SHAREHOLDERS’ EQUITY	$1,639,455	$1,568,236	$1,356,273

COMMON SHARES OUTSTANDING
Balance, beginning of year	64,754,978	64,996,166	65,003,963
Issued during the year	4,100,000	—	—
Net treasury shares reissued (acquired)	272,554	(241,188)	(7,797)

Balance, end of year	69,127,532	64,754,978	64,996,166

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(115,722)	$205,201	$259,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in premiums receivable and funds held, net	(23,008)	(152,587)	(112,011)
Increase in unearned premiums	18,807	20,865	194,590
Increase in unpaid losses and loss adjustment expenses	739,031	716,602	507,362
Increase in federal and foreign income taxes receivable	(129,483)	(13,051)	(5,384)
Increase in deferred acquisition costs	(1,831)	(2,993)	(37,533)
Other assets and liabilities, net	(23,190)	(45,813)	(7,375)
Net realized investment gains	(59,866)	(122,024)	(223,537)
Bond discount amortization, net	(11,312)	(11,715)	(11,276)
Loss on early extinguishment of debt	3,822	—	—

Net cash provided by operating activities	397,248	594,485	564,118

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	58,600	106,654	48,948
Sales of fixed income securities	1,408,068	1,437,226	4,683,442
Purchases of fixed income securities	(1,545,521)	(2,293,582)	(4,092,560)
Sales of equity securities	210,442	335,954	173,085
Purchases of equity securities	(328,259)	(363,017)	(355,679)
Purchases of other invested assets	(23,209)	(59,647)	(40,565)
Net change in cash collateral for borrowed securities	(64,124)	39,042	—
Net change in obligation to return borrowed securities	23,176	(176,518)	—
Increase in short-term investments	(4,182)	(26,046)	(18,028)
Acquisitions and dispositions of subsidiaries, net of cash acquired	—	(36,843)	(39,581)

Net cash provided by (used in) investing activities	(265,009)	(1,036,777)	359,062

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share issuance	102,135	—	—
Net proceeds from preferred share issuance	97,511	—	—
Net proceeds from debt issuance	123,168	—	222,480
Repayment of debt	(34,202)	(101)	(50,000)
Net proceeds from sale of interest rate contract	—	—	8,667
Purchase of treasury shares	(4,130)	(10,090)	(284)
Dividends on common shares	(8,250)	(8,107)	(6,908)

Net cash provided by (used in) financing activities	276,232	(18,298)	173,955

Effect of exchange rate changes on cash and cash equivalents	(30,792)	22,679	6,780

Increase (decrease) in cash and cash equivalents	377,679	(437,911)	1,103,915
Cash and cash equivalents, beginning of year	1,150,748	1,588,659	484,744

Cash and cash equivalents, end of year	$1,528,427	$1,150,748	$1,588,659

Supplemental disclosures:
Interest paid	$28,463	$25,067	$9,006

Income taxes paid	$63,370	$116,557	$142,202

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
      On March 31, 2006, the Company restated its consolidated financial statements (the “First Restatement”) as discussed below. The effects of the First Restatement were reflected in our consolidated financial statements and accompanying notes included in the Company’s 2005 Form 10-K which was filed on March 31, 2006, and are reflected in the “previously reported” columns in the tables set forth below and in Note 21. The effects of the First and Second Restatements are included in the consolidated financial statements and accompanying notes included herein.

First Restatement
      On March 31, 2006, the Company restated its consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as its unaudited financial information as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with certain reinsurance contracts entered into by the Company between 1998 and 2004. The effects of the First Restatement were reflected in the Company’s consolidated financial statements and accompanying notes in the Company’s original 2005 Form 10-K filed on March 31, 2006. The total cumulative impact of the First Restatement through September 30, 2005 was to decrease shareholders’ equity by $35.6 million, after tax. The aggregate net effect of the First Restatement for each period is to increase the net loss for the nine months ended September 30, 2005 by $5.1 million, increase 2004 net income by $11.4 million, decrease 2003 net income by $2.3 million, decrease 2002 net income by $5.6 million, increase 2001 net loss by $30.7 million and decrease 2000 net income by $3.3 million.

Second Restatement
      On August 28, 2006, the Company filed its Quarterly Report on Form 10-Q for the second quarter of 2006, which included the restatement of the Company’s unaudited financial statements as of and for the three months ended March 31, 2006, to correct accounting errors associated with certain investments held by us. In this Annual Report on Form 10-K/A, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2001 through 2005 (the “Second Restatement”) for these issues. The Company’s decision to restate its financial statements followed the identification by the Company of errors relating to accounting considerations previously applied to these investments and its determination that the corrections were material to net income in certain previously reported periods. The effects of the Second Restatement are reflected in the Company’s consolidated financial statements and accompanying notes included herein. See also Note 21 — Quarterly Financial Information.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The corrections relating to these investments resulted in a cumulative increase in shareholders’ equity of $16.0 million as of December 31, 2005. The aggregate net effect of the Second Restatement for each period is to increase 2005 net loss by $12.2 million, increase 2004 net income by $6.9 million, increase 2003 net income by $12.4 million, increase 2002 net income by $11.2 million and increase 2001 net loss by $3.4 million.
      The nature of the corrections relate to:

(i) The accounting treatment for convertible bond securities held as investments and other fixed income securities with embedded derivatives held as investments. Certain securities held as investments by the Company purchased between 2001 and 2005 were carried at fair value in accordance with Statement of Financial Accounting Standard (“SFAS”) 115: “Accounting for Certain Investments in Debt and Equity Securities” due to their designation as available for sale with corresponding changes in their fair value recorded as a component of other comprehensive income. The accounting for these investments was restated to reflect the appropriate application of SFAS 133: “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133, changes in the fair value attributable to the embedded derivative in a convertible bond or other security are required to be recognized in income directly through realized gains or losses rather than recorded through unrealized gains and losses, a component of other comprehensive income, as previously reported by the Company. The estimated fair value of the embedded derivative is included in other invested assets. The corrections relating to these investments resulted in no cumulative change in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to increase 2005 net loss by $11.8 million, increase 2004 net income by $6.9 million, increase 2003 net income by $9.6 million, decrease 2002 net income by $0.4 million and increase 2001 net loss by $0.7 million.

(ii) The accounting treatment for certain gains or losses attributable to equity investments for which the Company utilizes the equity method of accounting. The gain or loss attributable to certain capital transactions of equity investees is required to be recognized in income through realized gains or losses rather than unrealized gains and losses, a component of other comprehensive income, as previously reported by the Company. This includes amounts attributable to the Company’s equity interest in HWIC Asia Fund (“HWIC Asia”). In addition, an investment previously reported as an available for sale security has now been accounted for under the equity method of accounting, resulting in the related realized gains and losses being reclassified to investment income consistent with the equity method of accounting. The corrections relating to these investments for which the Company utilizes the equity method of accounting resulted in no cumulative change in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to increase 2005 net loss by $0.5 million, increase 2004 net income by $1.5 million, increase 2003 net income by $4.4 million, increase 2002 net income by $0.3 million and increase 2001 net loss by $1.2 million.

(iii) The accounting treatment relating to the Company’s equity interest in TRG Holding Corp. (“TRG”), an affiliated investment purchased in 1999. The Company made errors in reflecting the negative goodwill attributable to the Company’s purchase of an equity investment in TRG in 1999. Negative goodwill was required to be amortized into net income in 1999 through 2001, and the remaining unamortized negative goodwill, net of associated deferred tax liability, arising from this purchase should have been fully recognized in the Company’s statement of operations as a cumulative effect of a change in accounting principle in 2002 to reflect the adoption of SFAS No. 141: “Business Combinations,” which was effective as of January 1, 2002. In addition, following the acquisition the Company made certain adjustments in error that reduced the carrying value of the Company’s investment in TRG to be in-line with the Company’s historical cost of its investment, with the effects reported through other comprehensive income. The corrections of these errors discussed herein increased the Company’s carrying value of TRG to reflect the Company’s proportionate ownership of the net assets of TRG. The corrections relating to the Company’s investment in TRG resulted in a $16.0 million cumulative increase

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in total shareholders’ equity as of December 31, 2005. The aggregate net effect of these adjustments for each period is to decrease 2004 net income by $1.6 million, decrease 2003 net income by $1.6 million, increase 2002 net income by $11.3 million and increase 2001 net loss by $1.5 million. There is no net effect of these adjustments on 2005 net income.

(iv) Unrelated adjustments of an immaterial nature involving the reclassification of certain accounts which were previously recorded by the Company in the Company’s consolidated financial statements. As part of the restatement, these adjustments were applied to the periods in which they occurred. There is no cumulative effect to shareholders’ equity at December 31, 2005 and no effect on net income for the periods presented in this Form 10-K/A.
      There was no impact on cash flow categories of operating, investing and financing as a result of the restatement. Certain balances related to line items within certain cash flow captions were corrected, however, as part of the restatement. The adjustments relating to the restated amounts for those accounts affected by the Second Restatement in the consolidated financial statements as of and for the years ended December 31, 2005, 2004 and 2003 are as follows. The “previously reported” financial information reflects the First Restatement.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously	Restatement
Year Ended December 31, 2005	Reported	Adjustment	Restated

	(In thousands)
Consolidated Statement of Operations
Revenues
Net investment income	$217,270	$2,822	$220,092
Net realized investment gains (losses)	81,503	(21,637)	59,866
Total revenues	2,575,593	(18,815)	2,556,778
Total loss before income taxes	(163,027)	(18,815)	(181,842)
Federal and foreign income tax benefit	(59,535)	(6,585)	(66,120)
Net loss	(103,492)	(12,230)	(115,722)
Net loss available to common shareholders	(105,436)	(12,230)	(117,666)
Other comprehensive income (loss), net of tax	$(18,192)	$15,013	$(3,179)

Basic loss per common share	$(1.62)	$(0.19)	$(1.81)
Diluted loss per common share	(1.62)	(0.19)	(1.81)

As of December 31, 2005

Consolidated Balance Sheet Data
Assets
Fixed income securities, available for sale, at fair value	$2,629,827	$(34,890)	$2,594,937
Common stocks, at fair value	605,768	(4,047)	601,721
Common stocks, at equity	534,427	32,569	566,996
Other invested assets	188,799	49,294	238,093
Total investments and cash	5,927,393	42,926	5,970,319
Federal and foreign income taxes	251,423	(16,552)	234,871
Total assets	$8,620,238	$26,374	$8,646,612
Liabilities
Other liabilities	$165,704	$10,357	$176,061
Total liabilities	$6,996,800	$10,357	$7,007,157
Shareholders’ equity
Accumulated other comprehensive income (loss), net of deferred income taxes, as of January 1, 2005	$136,849	$(14,631)	$122,218
Accumulated other comprehensive income, net of deferred income taxes, as of December 31, 2005	118,657	382	119,039
Retained earnings as of January 1, 2005	637,850	27,865	665,715
Retained earnings as of December 31, 2005	524,164	15,635	539,799
Total shareholders’ equity as of December 31, 2005	$1,623,438	$16,017	$1,639,455

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously	Restatement
Year Ended December 31, 2004	Reported	Adjustment	Restated

	(In thousands)
Consolidated Statement of Operations
Revenues
Net investment income	$162,265	$1,983	$164,248
Net realized investment gains	111,067	10,957	122,024
Total revenues	2,606,843	12,940	2,619,783
Total income before income taxes	296,354	12,940	309,294
Federal and foreign income tax provision	98,011	6,082	104,093
Net income	198,343	6,858	205,201
Net income available to common shareholders	198,343	6,858	205,201
Other comprehensive income (loss), net of tax	$24,419	$(1,604)	$22,815

Basic earnings per common share	$3.08	$0.11	$3.19
Diluted earnings per common share	2.88	0.10	2.98

As of December 31, 2004

Consolidated Balance Sheet Data
Assets
Fixed income securities, available for sale, at fair value	$2,505,630	$(47,076)	$2,458,554
Common stocks, at fair value	453,580	(3,670)	449,910
Common stocks, at equity	402,555	28,288	430,843
Other invested assets	171,842	72,865	244,707
Total investments and cash	5,074,276	50,407	5,124,683
Federal and foreign income taxes	118,720	(15,054)	103,666
Total assets	$7,520,340	$35,353	$7,555,693
Liabilities
Other liabilities	$164,459	$22,119	$186,578
Total liabilities	$5,965,338	$22,119	$5,987,457
Shareholders’ equity
Accumulated other comprehensive income (loss), net of deferred income taxes, as of January 1, 2004	$112,430	$(13,027)	$99,403
Accumulated other comprehensive income (loss), net of deferred income taxes, as of December 31, 2004	136,849	(14,631)	122,218
Retained earnings as of January 1, 2004	447,614	21,007	468,621
Retained earnings as of December 31, 2004	637,850	27,865	665,715
Total shareholders’ equity as of December 31, 2004	$1,555,002	$13,234	$1,568,236

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously	Restatement
Year Ended December 31, 2003	Reported	Adjustment	Restated

	(In thousands)
Consolidated Statement of Operations
Revenues
Net investment income	$134,115	$693	$134,808
Net realized investment gains	202,742	20,795	223,537
Total revenues	2,308,781	21,488	2,330,269
Total income before income taxes	374,694	21,488	396,182
Federal and foreign income tax provision	127,810	9,090	136,900
Net income	246,884	12,398	259,282
Net income available to common shareholders	246,884	12,398	259,282
Other comprehensive income (loss), net of tax	$90,694	$(14,936)	$75,758

Basic earnings per common share	$3.81	$0.20	$4.01
Diluted earnings per common share	3.56	0.17	3.73

As of December 31, 2003

Consolidated Balance Sheet Data
Assets
Fixed income securities, available for sale, at fair value	$1,597,688	$(27,448)	$1,570,240
Common stocks, at fair value	447,700	(3,193)	444,507
Common stocks, at equity	117,489	171,932	289,421
Other invested assets	267,504	(123,477)	144,027
Total investments and cash	4,237,248	17,814	4,255,062
Federal and foreign income taxes	93,766	(9,836)	83,930
Total assets	$6,446,941	$7,980	$6,454,921
Shareholders’ equity
Accumulated other comprehensive income (loss), net of deferred income taxes, as of January 1, 2003	$21,736	$1,909	$23,645
Accumulated other comprehensive income (loss), net of deferred income taxes, as of December 31, 2003	112,430	(13,027)	99,403
Retained earnings as of January 1, 2003	207,638	8,609	216,247
Retained earnings as of December 31, 2003	447,614	21,007	468,621
Total shareholders’ equity as of December 31, 2003	$1,348,293	$7,980	$1,356,273

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Common stocks of affiliates are accounted for under the equity method of accounting, under which OdysseyRe records its proportionate share of income or loss from such investments. Other invested assets include limited partnerships and investment funds, which are accounted for under the equity method of accounting. The Company routinely evaluates the carrying value of these investments. In the case of limited partnerships and investment funds, the carrying value is generally established on the basis of the net valuation criteria as determined by the managers of the investments. Such valuations could differ significantly from the values that would have been available had markets existed for the securities. Income from equity investees, including realized gains or losses, is recorded in net investment income in the period in which it is known. Unrealized appreciation and depreciation are recorded through accumulated other comprehensive income. In the case of hedge funds and private equity investments, unrealized appreciation and depreciation is recorded in net investment income in the period in which it is known. Other invested assets also include trust accounts relating to the Company’s benefit plans and derivative securities which are each carried at fair value. Due to the timing of when financial information is reported by equity investees, including limited partnerships and investment funds, results attributable to these investments are generally reported by OdysseyRe on a one month or one quarter lag. If the Company is aware of a significant event, it will estimate the impact of the event in the period in which it occurred.
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
      (c) Premium Revenue Recognition. Reinsurance premium estimates are made at the individual contract level. Reinsurance assumed premiums written and related costs are based upon reports received from ceding companies. Where reinsurance assumed premiums written have not been reported by the ceding company, they are estimated based on historical patterns and experience from the ceding company and judgments of the Company. Subsequent adjustments to premiums written, based on actual results or revised estimates from the ceding company, are recorded in the period in which they become known. Reinsurance assumed premiums written related to proportional treaty business are established on a basis that is consistent with the coverage periods under the terms of the underlying insurance contracts. Reinsurance assumed premiums written related to excess of loss and facultative reinsurance business are recorded over the coverage term of the contracts, which is generally one year. Unearned premium reserves are established for the portion of reinsurance assumed premiums written to be recognized over the remaining contract period. Unearned premium reserves related to proportional treaty contracts are computed based on reports received from ceding companies, which show premiums written but not yet earned. Premium adjustments made over the life of the contract are recognized as earned premiums based on the applicable contract period to which they apply. Insurance premiums are earned on a pro rata basis over the policy period, which is generally one year. A reserve for uncollectible premiums is established when considered appropriate.
      The cost of reinsurance purchased by the Company (reinsurance premiums ceded) is reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of insurance

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      (e) Goodwill and Intangible Assets. The Company accounts for goodwill and intangible assets in accordance with SFAS 141, “Business Combinations.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations. Goodwill and intangible assets of $36.4 million and $37.1 million, reflected in other assets as of December 31, 2005 and 2004, respectively, are not impaired. Unamortized deferred credits (“negative goodwill”) related to net assets acquired in excess of purchase price arising from a business combination are recognized as an extraordinary gain in the consolidated statement of operations at the time of the acquisition.
      (f) Unpaid losses and loss adjustment expenses. The reserve for unpaid losses and loss adjustment expenses is based on the Company’s evaluations of reported claims and individual case estimates received from ceding companies for reinsurance business or the estimates advised by the Company’s outside claims adjusters for insurance business. The Company utilizes generally accepted actuarial methodologies to determine reserves for losses and loss adjustment expenses on the basis of historical experience and other estimates. The reserves are reviewed continually during the year and changes in estimates in losses and loss adjustment expenses are reflected as an expense in the consolidated statements of operations in the period the adjustment is made. Reinsurance recoverables on unpaid losses and loss adjustment expenses are reported as assets. A reserve for uncollectible reinsurance recoverables is established based on an evaluation of each retrocessionaire and historical experience. The Company uses tabular reserving for workers’ compensation liabilities that are considered fixed and determinable, and discounts such reserves using an interest rate of 3.5% and standard mortality assumptions.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      (g) Deposit Assets and Liabilities. The Company may enter into reinsurance contracts that contain certain loss limiting provisions and, as a result, do not meet the risk transfer provisions of SFAS 113, “Accounting for Reinsurance of Short-Duration and Long-Duration Contracts.” These contracts are accounted for using the deposit accounting method in accordance with Statement of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” (“SOP 98-7”). Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, the profits or losses from these contracts are recognized net, as investment income or other underwriting income over the contract or contractual settlement periods. In accordance with SOP 98-7, these contracts are deemed as either transferring only significant timing risk or transferring only significant underwriting risk. Income or loss associated with contracts determined to transfer only significant timing risk is recognized as a component of net investment income over the contractual settlement period. Income or loss associated with contracts determined to transfer only significant underwriting risk is recognized as other underwriting income or expense over the contract period.
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
      (h) Income Taxes. The Company records deferred income taxes to provide for the net tax effect of temporary differences between the carrying values of assets and liabilities in the Company’s consolidated financial statements and their tax bases. Such differences relate principally to deferred acquisition costs, unearned premiums, unpaid losses and loss adjustment expenses and investments. When appropriate, deferred tax assets are reduced by a valuation allowance when the Company believes it is more likely than not that all or a portion of deferred taxes will not be realized. As of December 31, 2005 and 2004, a valuation allowance was not required. As of December 31, 2005, the Company is a member of the United States tax group of Fairfax. Inclusion of the Company in Fairfax’s tax group does not have an effect on the Company’s tax position. The Company filed a separate consolidated tax return for the period January 1 through March 3, 2003.
      (i) Derivatives. The Company utilizes derivative instruments to manage against adverse changes in the value of its assets and liabilities. Derivatives include credit default swaps, total return swaps, interest rate swaps, and other equity and credit derivatives. In addition, the Company holds options on certain securities

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
within its fixed income portfolio, which allows the Company to extend the maturity date on fixed income securities or convert fixed income securities to equity securities. Conversion options and maturity extension features are bifurcated from the fixed income security and measured separately at fair value. All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting. When derivative instruments do not qualify for hedge accounting, changes in fair value are included in realized investment gains and losses in the consolidated statements of operations. Margin balances required by counterparties in support of derivative positions are included in collateral for borrowed securities.
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
      (m) Stock Compensation Plans. In April 2002, the Company’s shareholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure” with respect to the 2002 Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income (loss) for the years ended December 31, 2005, 2004 and 2003 reflects stock-based compensation expense related to stock options granted in 2003 and subsequently. For stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. Had compensation cost been charged to earnings in accordance with the fair value based method as prescribed in SFAS 123 for all outstanding stock-

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based compensation awards (occurring both before and after adoption of the recognition provisions of SFAS 123), the Company’s net income (loss) and net income (loss) per share (on a pro forma basis) would have been as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2005	2004	2003

Net income (loss) available to common shareholders, as reported	$(117,666)	$205,201	$259,282
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	316	308	190
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(690)	(681)	(564)

Pro forma net income (loss), basic earnings per share	(118,040)	204,828	258,908
Effect of dilutive securities, 4.375% convertible senior debentures interest, net of tax	—	3,128	3,128

Pro forma net income (loss) available to common shareholders, diluted	$(118,040)	$207,956	$262,036

Net income (loss) per common share:
As reported:
Basic	$(1.81)	$3.19	$4.01
Diluted	(1.81)	2.98	3.73
Pro forma:
Basic	$(1.81)	$3.18	$4.00
Diluted	(1.81)	2.97	3.73
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	2005	2004	2003

Net income (loss)	$(115,722)	$205,201	$259,282
Preferred dividends	(1,944)	—	—

Net income (loss) available to common shareholders — basic	(117,666)	205,201	259,282
Interest on 4.375% convertible senior debentures, net of tax	—	3,128	3,128

Net income (loss) available to common shareholders — diluted	$(117,666)	$208,329	$262,410

Weighted average common shares outstanding — basic	65,058,327	64,361,535	64,736,830
Effect of dilutive shares:
4.375% convertible senior debentures	—	5,168,405	5,169,175
Stock options	—	167,620	50,649
Restricted shares	—	295,576	322,813

Total effect of dilutive shares	—	5,631,601	5,542,637

Weighted average common shares outstanding — diluted	65,058,327	69,993,136	70,279,467

Net earnings (loss) per common share:
Basic	$(1.81)	$3.19	$4.01
Diluted	(1.81)	2.98	3.73
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
      A summary of the Company’s investment portfolio as of December 31, 2005, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,603,484	$14,214	$48,902	$1,568,796
States, municipalities and political subdivisions	181,110	3,931	875	184,166
Foreign governments	351,267	16,258	4	367,521
All other corporate	509,821	15,384	50,751	474,454

Total fixed income securities	2,645,682	49,787	100,532	2,594,937

Common stocks, at fair value:
Banks, trusts and insurance companies	223,338	41,061	286	264,113
Industrial, miscellaneous and all other	363,056	7,949	33,397	337,608

Total common stocks, at fair value	586,394	49,010	33,683	601,721

Short-term investments:
United States government, government agencies and authorities	6,564	—	—	6,564
All other	192,939	—	—	192,939

Total short-term investments	199,503	—	—	199,503

Cash and cash equivalents	1,528,427	—	—	1,528,427
Cash collateral for borrowed securities	240,642	—	—	240,642

Total	$5,200,648	$98,797	$134,215	$5,165,230

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s investment portfolio as of December 31, 2004, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,466,771	$21,081	$50,036	$1,437,816
States, municipalities and political subdivisions	186,958	3,563	7,033	183,488
Foreign governments	335,470	6,347	—	341,817
All other corporate	465,998	46,730	17,295	495,433

Total fixed income securities	2,455,197	77,721	74,364	2,458,554

Common stocks, at fair value:
Banks, trusts and insurance companies	223,123	41,979	17,763	247,339
Industrial, miscellaneous and all other	209,156	20,998	27,583	202,571

Total common stocks, at fair value	432,279	62,977	45,346	449,910

Short-term investments:
United States government	6,072	—	—	6,072
All other	207,331	—	—	207,331

Total short-term investments	213,403	—	—	213,403

Cash and cash equivalents	1,150,748	—	—	1,150,748
Cash collateral for borrowed securities	176,518	—	—	176,518

Total	$4,428,145	$140,698	$119,710	$4,449,133

      Common stocks under equity accounting were carried at $430.8 million as of December 31, 2004, reflecting gross unrealized appreciation of $86.7 million and gross unrealized depreciation of $4.3 million. Other invested assets, including amounts that are accounted for under the equity method of accounting, were carried at $244.7 million as of December 31, 2004, reflecting gross unrealized appreciation of $2.1 million and gross unrealized depreciation of $0.1 million.
      The fair values of fixed income securities and common stocks are based on the quoted market prices of the investments as of the close of business on December 31 of the respective years.

(a)	Fixed Income Maturity Schedule
      The amortized cost and fair value of fixed income securities as of December 31, 2005, by contractual maturity, are shown below (in thousands).

	Amortized		% of Total
	Cost	Fair Value	Fair Value

Due in one year or less	$167,179	$165,731	6.4%
Due after one year through five years	302,764	295,065	11.4%
Due after five years through ten years	223,413	211,802	8.2%
Due after ten years	1,952,326	1,922,339	74.0%

Total fixed income securities	$2,645,682	$2,594,937	100.0%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Actual maturities may differ from the contractual maturities shown in the table above due to the existence of call features or put features. In the case of securities containing call features, the actual maturity will be the same as the contractual maturity if the issuer elects not to exercise its call feature. Total securities subject to the call feature represent approximately 10% of the total fair value. In the case of securities containing put features, the actual maturity will be the same as the contractual maturity if the Company elects not to exercise its put option. Total securities containing the put feature represent approximately 5% of the total fair value.

(b)	Net Investment Income and Realized Gains (Losses)
      The following table sets forth the components of net investment income for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Interest on fixed income securities and preferred shares	$131,570	$125,326	$92,496
Dividends on common stocks, at fair value	13,638	13,766	6,753
Net income of common stocks, at equity	20,214	14,222	44,893
Interest on cash and short-term investments	54,567	19,623	16,048
Other invested assets	27,829	21,910	10,743

Gross investment income	247,818	194,847	170,933
Less: investment expenses	8,980	10,484	9,476
Less: interest on funds held under reinsurance contracts	18,746	20,115	26,649

Net investment income	$220,092	$164,248	$134,808

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components of net realized investment gains and losses for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Fixed income securities:
Realized investment gains	$111,813	$55,899	$237,242
Realized investment losses	29,816	2,352	72,086

Net realized investment gains	81,997	53,547	165,156

Preferred stock:
Realized investment gains	26	—	967
Realized investment losses	—	—	—

Net realized investment gains	26	—	967

Equity securities:
Realized investment gains	98,506	94,840	51,004
Realized investment losses	33,879	2,425	8,655

Net realized investment gains	64,627	92,415	42,349

Derivative securities:
Realized investment gains	33,360	25,757	14,912
Realized investment losses	72,168	52,867	6,581

Net realized investment gains (losses)	(38,808)	(27,110)	8,331

Other securities:
Realized investment gains	23,104	19,450	8,137
Realized investment losses	71,080	16,278	1,403

Net realized investment gains (losses)	(47,976)	3,172	6,734

Total realized investment gains:
Realized investment gains	266,809	195,946	312,262
Realized investment losses	206,943	73,922	88,725

Net realized investment gains	$59,866	$122,024	$223,537

      Included in gross realized investment losses for the years ended December 31, 2005 and 2003 are $54.9 million and $58.8 million, respectively, related to realized investment losses on the other-than-temporary write-down of certain fixed income and equity securities. The amount for 2005 reflects $17.9 million attributable to fixed income securities, $17.6 million related to equity securities and $19.4 million related to other invested assets. The amount for 2003 reflects $51.8 million attributable to fixed income oriented investments and $7.0 million related to equity securities. The Company did not recognize any other-than-temporary write-down of investments for the year ended December 31, 2004.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Unrealized Appreciation (Depreciation)
      The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Fixed income securities	$(54,102)	$24,044	$(50,220)
Preferred stock	—	—	705
Equity securities	110,298	(12,361)	103,033
Other invested assets	1,713	2,243	147

Change in unrealized net appreciation of investments	57,909	13,926	53,665
Provision for deferred income taxes	(20,268)	(4,874)	(18,783)

Net change in unrealized net appreciation of investments	$37,641	$9,052	$34,882

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables reflect the fair value and gross unrealized depreciation of the Company’s fixed income securities and common stocks, at fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized depreciation position, as of December 31, 2005 and December 31, 2004 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
December 31, 2005	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,071,890	$(32,947)	40	$395,707	$(15,955)	6	$1,467,597	$(48,902)	46
States, municipalities and political subdivisions	46,336	(317)	10	21,646	(558)	5	67,982	(875)	15
Foreign governments	997	(3)	1	—	—	—	997	(3)	1
Corporate	299	—	1	487	(12)	1	786	(12)	2

Total investment grade	1,119,522	(33,267)	52	417,840	(16,525)	12	1,537,362	(49,792)	64

Fixed income securities non- investment grade, corporate	224,892	(30,536)	27	136,064	(20,205)	8	360,956	(50,741)	35

Total fixed income securities	1,344,414	(63,803)	79	553,904	(36,730)	20	1,898,318	(100,533)	99
Common stocks, at fair value	167,374	(16,580)	9	137,429	(17,103)	2	304,803	(33,683)	11

Total temporarily impaired securities	$1,511,788	$(80,383)	88	$691,333	$(53,833)	22	$2,203,121	$(134,216)	110

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross			Gross			Gross
		Unrealized	Number of		Unrealized	Number of		Unrealized	Number of
December 31, 2004	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$667,309	$(17,214)	27	$511,952	$(32,822)	9	$1,179,261	$(50,036)	36
States, municipalities and political subdivisions	25,995	(358)	6	10,311	(323)	2	36,306	(681)	8
Corporate	498	—	1	—	—	—	498	—	1

Total investment grade	693,802	(17,572)	34	522,263	(33,145)	11	1,216,065	(50,717)	45

Fixed income securities non- investment grade, corporate	147,573	(23,647)	10	—	—	—	147,573	(23,647)	10

Total fixed income securities	841,375	(41,219)	44	522,263	(33,145)	11	1,363,638	(74,364)	55
Common stocks, at fair value	131,519	(34,004)	9	73,766	(11,342)	1	205,285	(45,346)	10

Total temporarily impaired securities	$972,894	$(75,223)	53	$596,029	$(44,487)	12	$1,568,923	$(119,710)	65

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
      Common stocks, at equity, totaled $567.0 million as of December 31, 2005, compared to $430.8 million as of December 31, 2004. The following table shows the components of common stocks, at equity, as of December 31, 2005 and 2004 (in thousands):

	2005	2004

HWIC Asia Fund, Class A Shares	$371,895	$237,048
Hub International Limited	54,548	49,977
Fairfax Asia Limited	46,405	42,052
TRG Holding Corporation	75,580	75,493
Advent Capital (Holdings) PLC	16,014	23,740
MFXchange Holdings Inc.	2,210	2,506
Other common stock	344	27

Total common stock, at equity	$566,996	$430,843

      For common stocks, at equity, as of December 31, 2005, the relative ownership held by the Company is: HWIC Asia Fund Class A shares (97.3% owned by Fairfax, which includes a 56.2% economic interest owned by the Company), Hub International Limited (25.9% owned by Fairfax, which includes 13.3% owned by the Company), Fairfax Asia Limited (100% owned by Fairfax, which includes a 44.0% economic interest owned by the Company), TRG Holding Corporation (100% owned by Fairfax, which includes 13.0% owned by the Company), Advent Capital (Holdings) PLC (46.8% owned by Fairfax, which includes 15.0% owned by the Company) and MFXchange Holdings Inc. (“MFX”) (100% owned by Fairfax, which includes 7.4% owned by the Company). Common stocks, at equity, and certain other invested assets are recorded under the equity method of accounting based on the Company’s proportionate share of income or loss of the investee. Due to the timing of when financial information is reported by investees, results are generally reported by the Company on a one quarter lag. Dividends received by the Company from these entities were $6.0 million, $6.1 million, and $5.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. The Company routinely evaluates the carrying value of these investments by reviewing, among other things, each investee’s current and expected operating performance and current and historical trading values of the issuer’s securities, where applicable.
      The Company’s interest in HWIC Asia, an investment vehicle that primarily invests in public foreign equities, has been reflected in the Company’s consolidated financial statements in accordance with the equity method of accounting since the second quarter of 2005. The carrying value of investments reflected in the value of HWIC Asia is established at their fair value based on quoted market prices. In accordance with the equity method of accounting, interest and dividend income, and realized gains and losses of HWIC Asia are included in net investment income. The net amount of unrealized appreciation or depreciation of the Company’s proportional interest in investments held by HWIC Asia, net of applicable deferred income taxes, is reflected in the Company’s shareholders’ equity in accumulated other comprehensive income. The Company recorded unrealized appreciation, net of deferred income taxes, of $112.2 million and $44.6 million as of December 31, 2005 and 2004, respectively, related to its interest in HWIC Asia. The Company has a 39.2% voting interest in HWIC Asia, and a 56.2% economic interest in a portfolio of invested assets of HWIC Asia that share similar investment criteria as those of the Company.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s equity in the net income of HWIC Asia is included in pre-tax net investment income and is comprised of the following items for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Equity in net investment income of HWIC Asia	$5,069	$4,866	$3,873
Equity in net realized capital gains of HWIC Asia	27,906	1,377	30,614

Equity in net income of HWIC Asia, before taxes	$32,975	$6,243	$34,487

(e)	Other Invested Assets
      Other invested assets totaled $238.1 million as of December 31, 2005, compared to $244.7 million as of December 31, 2004. The following table shows the components of other invested assets as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Hedge funds, at equity	$43,904	$30,398
Private equity partnerships, at equity	24,387	41,973
Mutual funds, at fair value	35,978	30,945
Derivatives, at fair value	99,122	86,158
Benefit plan funds, at fair value	13,222	12,653
Other investments	21,480	42,580

Total other invested assets	$238,093	$244,707

      Many of the Company’s hedge fund and private equity investments are subject to restrictions on redemptions or sales, which are determined by the governing documents thereof, and limit the Company’s ability to liquidate these investments in the short term. Due to a time lag in reporting by a majority of hedge fund and private equity fund managers, valuations for these investments are reported by OdysseyRe on a one month or one quarter lag. Income from hedge funds and private equity investments included in net investment income totaled $15.6 million, $15.9 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. With respect to the Company’s $24.4 million in private equity partnerships included in other invested assets as of December 31, 2005, the Company has commitments that may require additional funding of up to $25.6 million over the next four years. Interest and dividend income, and realized and unrealized gains and losses of hedge funds and private equity partnerships are generally included in net investment income. Other invested assets include $14.2 million related to the Company’s investment in O.R.E Holdings Limited, which reflects an other-than-temporary writedown of $2.4 million for the year ended December 31, 2005.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date of fixed income securities or convert fixed income securities to equity securities. The cost of the options on these securities were $33.1 million and $25.0 million as of December 31, 2005 and 2004, respectively. The options are recorded at fair value of $34.9 million and $47.1 million as of December 31, 2005 and 2004, respectively, in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the years ended December 31, 2005, 2004 and 2003, the change in the fair value of the options resulted in a realized gain of $21.0 million, $9.2 million and $10.9 million, respectively.
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
      The following table shows the components of the change in accumulated other comprehensive income (loss) for the years ending December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Beginning balance of accumulated other comprehensive income	$122,218	$99,403	$23,645

Beginning balance of unrealized net appreciation on securities	68,496	59,444	24,562
Ending balance of unrealized net appreciation on securities	106,137	68,496	59,444

Current period change in unrealized net appreciation on securities	37,641	9,052	34,882

Beginning balance of foreign currency translation adjustments	54,947	41,181	(917)
Ending balance of foreign currency translation adjustments	14,107	54,947	41,181

Current period change in foreign currency translation adjustments	(40,840)	13,766	42,098

Beginning balance of minimum pension liability	(1,225)	(1,222)	—
Ending balance of minimum pension liability	(1,205)	(1,225)	(1,222)

Current period change of minimum pension liability	20	(3)	(1,222)

Current period change in accumulated other comprehensive income (loss)	(3,179)	22,815	75,758

Ending balance of accumulated other comprehensive income	$119,039	$122,218	$99,403

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of comprehensive income (loss) for the years ending December 31, 2005, 2004 and 2003 are shown in the following table (in thousands):

	2005	2004	2003

Net income (loss)	$(115,722)	$205,201	$259,282

Other comprehensive income (loss), before tax:
Unrealized net appreciation on securities arising during the period	125,801	73,404	74,955
Reclassification adjustment for realized gains included in net income (loss)	(67,892)	(59,478)	(21,290)
Foreign currency translation adjustments	(62,831)	21,178	64,766
Minimum pension liability	30	(5)	(1,880)

Other comprehensive income (loss), before tax	(4,892)	35,099	116,551

Tax benefit (expense):
Unrealized net appreciation on securities arising during the period	(44,030)	(25,691)	(26,234)
Reclassification adjustment for realized gains included in net income (loss)	23,762	20,817	7,451
Foreign currency translation adjustments	21,991	(7,412)	(22,668)
Minimum pension liability	(10)	2	658

Total tax benefit (expense)	1,713	(12,284)	(40,793)

Other comprehensive income (loss), net of tax	(3,179)	22,815	75,758

Comprehensive income (loss)	$(118,901)	$228,016	$335,040

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
      Losses and loss adjustment expenses incurred related to prior years were $172.7 million, $190.0 million and $127.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Prior period losses and loss adjustment expenses for the year ended December 31, 2005 includes $15.0 million related to 2004 and prior catastrophe activity. Catastrophe activity in 2004 includes Hurricanes Charley, Frances, Ivan and Jeanne, which occurred in the third quarter of 2004 (the “2004 Florida Hurricanes”), Typhoon Songda and the Indonesian earthquake and resulting tsunami. Prior year catastrophe losses accounted for $7.6 million and $10.9 million of the development for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, the remaining increases of $157.7 million, $182.4 million and $117.0 million, respectively, were predominantly attributable to U.S. casualty classes of business written in

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2001 and prior, including asbestos exposures, which were partially offset by favorable reserve movements related to business written in 2003 and 2004.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company is the beneficiary of the 1995 Stop Loss Agreement with nSpire Re. This 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. in conjunction with the purchase of Clearwater in 1996. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re. Pursuant to the agreement, the Company ceded premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. The Company accounts for the 1995 Stop Loss Agreement as retroactive reinsurance. The Company ceded losses of $17.5 million to the agreement in each of the years ended December 31, 2005, 2004 and 2003, which are deferred over the estimated remaining

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement period. The income before income taxes reflected in the Company’s statements of operations related to the amortization of the cumulative deferred gain under the 1995 Stop Loss Agreement for the years ended December 31, 2005, 2004 and 2003 is $11.3 million, $8.7 million and $6.5 million, respectively. The remaining deferred amortization included in the Company’s consolidated balance sheet for the years ended December 31, 2005, 2004 and 2003 is $45.6 million, $39.3 million, and $30.5 million, respectively. Reinsurance recoverables on paid and unpaid losses related to this agreement were $175.0 million and $157.5 million as of December 31, 2005 and 2004, respectively, and are reflected in the Company’s consolidated balance sheets, fully secured by letters of credit and cash. As of December 31, 2005, the Company has utilized the full limit of this cover.
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
      The reinsurance recoverables on paid and unpaid losses related to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreement are $251.9 million and $262.0 million as of

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and 2004, respectively. Funds held under reinsurance contracts related to these agreements, shown as a liability on the Company’s consolidated balance sheets, reflect $150.7 million and $152.7 million as of December 31, 2005 and 2004, respectively. Other collateral related to these agreements is $124.8 million and $130.6 million as of December 31, 2005 and 2004, respectively.

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

		Reinsurance	Percent		A.M. Best
	Reinsurer	Recoverables	of Total	Collateral	Rating

1	nSpire Re Limited	$188,251	14.0%	$228,652	NR
2	Underwriters Reinsurance Company (Barbados) Incorporated	145,290	10.8	156,256	NR
3	Lloyd’s	93,991	7.0	458	A
4	London Life & General Reinsurance Company, Limited (A)	62,339	4.6	66,115	A
5	Swiss Reinsurance America Corporation	60,585	4.5	—	A+
6	National Indemnity Company	50,000	3.7	—	A++
7	London Life & Casualty Reinsurance Corporation (A)	39,431	2.9	44,025	A
8	Federal Insurance Company	37,013	2.7	855	A++
9	Glacier Re AG	30,000	2.2	30,000	NR
10	Partner Reinsurance Co. of the US	29,479	2.2	2,271	A+

	Sub total	736,379	54.6	528,632
	All other	611,287	45.4	227,104

	Total	$1,347,666	100.0%	$755,736

(A)	Effective May 12, 2006, the Company entered into a commutation and release agreement with London Life, relating to certain reinsurance agreements, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, the reinsurance recoverables in items 4 and 7 above would have been reduced by $58.2 million and $32.2 million, respectively.
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

		Reinsurance	Percent of
	Reinsurer	Recoverable	Total	Collateral

1	Fairfax Financial Holdings Limited	$234,947	17.4%	$282,417
2	Swiss Re	232,949	17.3	156,480
3	Great — West Lifeco Inc.	101,970	7.6	110,140
4	Lloyd’s	93,991	7.0	458
5	Berkshire Hathaway Inc.	66,620	4.9	7

	Sub total	730,477	54.2	549,502
	All other	617,189	45.8	206,234

	Total	$1,347,666	100.0%	$755,736

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The financial results of these divisions for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

Year Ended December 31, 2005	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,130,512	$543,761	$431,665	$520,982	$2,626,920
Net premiums written	1,043,797	512,704	375,249	369,919	2,301,669
Net premiums earned	$1,051,162	$516,175	$386,076	$323,407	$2,276,820

Losses and loss adjustment expenses	1,186,196	326,043	348,759	200,613	2,061,611
Acquisition costs and other underwriting expenses	322,308	136,880	86,943	70,051	616,182

Total underwriting deductions	1,508,504	462,923	435,702	270,664	2,677,793

Underwriting income (loss)	$(457,342)	$53,252	$(49,626)	$52,743	(400,973)

Net investment income					220,092
Net realized investment gains					59,866
Other expense, net					(27,014)
Interest expense					(29,991)
Loss on early extinguishment of debt					(3,822)

Loss before income taxes					$(181,842)

Underwriting ratios:
Losses and loss adjustment expenses	112.8%	63.2%	90.3%	62.0%	90.5%
Acquisition costs and other underwriting expenses	30.7	26.5	22.5	21.7	27.1

Combined ratio	143.5%	89.7%	112.8%	83.7%	117.6%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2004	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,257,475	$553,671	$447,681	$391,948	$2,650,775
Net premiums written	1,205,585	530,774	389,803	235,643	2,361,805
Net premiums earned	$1,230,016	$482,359	$422,777	$198,359	$2,333,511

Losses and loss adjustment expenses	907,623	299,791	293,560	130,132	1,631,106
Acquisition costs and other underwriting expenses	375,391	122,587	100,369	38,274	636,621

Total underwriting deductions	1,283,014	422,378	393,929	168,406	2,267,727

Underwriting income (loss)	$(52,998)	$59,981	$28,848	$29,953	65,784

Net investment income					164,248
Net realized investment gains					122,024
Other expense, net					(17,153)
Interest expense					(25,609)

Income before income taxes					$309,294

Underwriting ratios:
Losses and loss adjustment expenses	73.8%	62.2%	69.4%	65.6%	69.9%
Acquisition costs and other underwriting expenses	30.5	25.4	23.7	19.3	27.3

Combined ratio	104.3%	87.6%	93.1%	84.9%	97.2%

Year Ended December 31, 2003	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,415,565	$408,077	$437,902	$290,796	$2,552,340
Net premiums written	1,248,237	389,159	377,314	141,369	2,156,079
Net premiums earned	$1,174,327	$364,996	$336,974	$95,627	$1,971,924

Losses and loss adjustment expenses	811,577	248,652	205,458	70,360	1,336,047
Acquisition costs and other underwriting expenses	384,497	90,201	86,568	16,562	577,828

Total underwriting deductions	1,196,074	338,853	292,026	86,922	1,913,875

Underwriting income (loss)	$(21,747)	$26,143	$44,948	$8,705	58,049

Net investment income					134,808
Net realized investment gains					223,537
Other expense, net					(7,556)
Interest expense					(12,656)

Income before income taxes					$396,182

Underwriting ratios:
Losses and loss adjustment expenses	69.1%	68.1%	61.0%	73.6%	67.8%
Acquisition costs and other underwriting expenses	32.7	24.7	25.7	17.3	29.3

Combined ratio	101.8%	92.8%	86.7%	90.9%	97.1%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Major Unit/ Division

	Years Ended December 31,

	2005	2004	2003

United States	$929,951	$1,047,759	$1,188,030
Latin America	148,619	161,360	143,906
Canada	50,371	46,028	79,512
London Branch	1,571	2,328	4,117

Subtotal Americas	1,130,512	1,257,475	1,415,565
EuroAsia	543,761	553,671	408,077
London Market	431,665	447,681	437,902
U.S. Insurance	520,982	391,948	290,796

Total gross premiums written	$2,626,920	$2,650,775	$2,552,340

Gross Premiums Written by Type of Business/ Business Unit

	Years Ended December 31,

	2005	2004	2003

Americas
Property excess of loss	$135,690	$109,736	$116,984
Property proportional	227,387	188,303	248,702
Property facultative	24,065	60,468	66,176

Subtotal property	387,142	358,507	431,862
Casualty excess of loss	203,419	224,641	249,856
Casualty proportional	345,833	479,671	573,944
Casualty facultative	105,140	101,067	78,844

Subtotal casualty	654,392	805,379	902,644
Marine and aerospace	37,583	33,564	20,680
Surety and credit	52,192	47,825	45,403
Miscellaneous lines	(797)	12,200	14,976

Total Americas	$1,130,512	$1,257,475	$1,415,565

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2005	2004	2003

EuroAsia
Property excess of loss	$140,046	$126,739	$99,348
Property proportional	203,062	191,621	150,157
Property facultative	3,266	4,482	8,596

Subtotal property	346,374	322,842	258,101
Casualty excess of loss	66,860	51,642	35,109
Casualty proportional	35,033	54,029	26,903

Subtotal casualty	101,893	105,671	62,012
Marine and aerospace	43,166	41,756	29,947
Surety and credit	52,328	58,462	40,429
Other	—	24,940	17,588

Total EuroAsia	$543,761	$553,671	$408,077

London Market
Property excess of loss	$79,393	$66,159	$47,966
Property proportional	8,273	6,900	14,643

Subtotal property	87,666	73,059	62,609
Casualty excess of loss	17,531	22,889	19,283
Casualty proportional	23,149	23,531	14,992

Subtotal casualty	40,680	46,420	34,275
Marine and aerospace	61,031	63,003	57,567
Liability lines — Newline	234,929	254,318	264,137
Other — Newline	7,359	10,881	19,314

Total London Market	$431,665	$447,681	$437,902

U.S. Insurance
Medical malpractice	$150,654	$137,704	$110,615
Professional liability	114,172	65,069	33,759
Personal auto	103,619	92,701	66,691
Specialty liability	90,490	50,464	24,963
Commercial auto	32,374	15,173	15,731
Property and package	29,673	30,837	39,037

Total U.S. Insurance	520,982	391,948	290,796

Total gross premiums written	$2,626,920	$2,650,775	$2,552,340

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Federal and Foreign Income Taxes
      Pre-tax income (loss) from domestic companies was ($199.4) million, $164.4 million and $256.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Pre-tax income from foreign operations was $17.6 million, $144.9 million and $139.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The components of the federal and foreign income tax (benefit) provision follow (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current:
United States	$(34,811)	$114,958	$126,269
Foreign	21,492	3,833	—

Total current income tax provision (benefit)	(13,319)	118,791	126,269
Total deferred income tax provision (benefit)	(52,801)	(14,698)	10,631

Total federal and foreign income tax provision (benefit)	$(66,120)	$104,093	$136,900

      Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of federal and foreign income tax assets and liabilities follow (in thousands):

	December 31,

	2005	2004

Unpaid losses and loss adjustment expenses	$178,012	$150,260
Unearned premiums	47,094	45,066
Reserve for potentially uncollectible balances	12,529	12,465
Pension and benefit accruals	1,052	6,999
Investments	22,720	1,336
Other	2,080	—

Total deferred tax assets	263,487	216,126

Deferred acquisition costs	60,611	60,059
Other	—	6,005

Total deferred tax liabilities	60,611	66,064

Net deferred tax assets	202,876	150,062
Deferred income taxes on accumulated other comprehensive income	(64,098)	(65,810)

Deferred federal and foreign income tax asset	138,778	84,252
Current taxes recoverable	96,093	19,414

Federal and foreign income taxes recoverable	$234,871	103,666

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) (in thousands):

	Years Ended December 31,

	2005		2004		2003

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) before income taxes	$(181,842)		$309,294		$396,182

Income taxes provision (benefit) computed on pre-tax income (loss)	$(63,645)	35.0%	$108,253	35.0%	$138,664	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(5,053)	2.8	(3,322)	(1.1)	(2,221)	(0.5)
Other, net	2,578	(1.4)	(838)	(0.2)	457	0.1

Total federal and foreign income tax provision (benefit)	$(66,120)	36.4%	$104,093	33.7%	$136,900	34.6%

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
      On September 7, 2005, the Company announced that it had been advised by Fairfax, the Company’s majority shareholder, that Fairfax had received a subpoena from the SEC requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, the Company provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of the Company’s financial results announced by it on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. The Company is cooperating fully in addressing its obligations under this subpoena. This inquiry is ongoing, and the Company continues to comply with requests from the SEC and the U.S. Attorney’s office. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). On March 9, 2006, the arbitration panel issued its decision (Interim Final Award and Decision), confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. The arbitration panel directed the parties to resolve two remaining items representing, in the aggregate, less than $1 million, pretax. Effective May 12, 2006, Odyssey America and London Life entered into a commutation and release agreement pursuant to which all rights, obligations and liabilities for the Agreements, including the two remaining issues, were fully and finally settled without material effect to the net income of the Company.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

16.	Statutory Information and Dividend Restrictions
      Odyssey America, the Company’s principal operating subsidiary, is subject to state regulatory restrictions that limit the maximum amount of dividends payable. In any 12-month period, Odyssey America may pay dividends equal to the greater of (i) 10% of statutory capital and surplus as of the prior year end or (ii) net income for such prior year without prior approval of the Insurance Commissioner of the State of Connecticut (the “Connecticut Commissioner”). The maximum amount of dividends which Odyssey America may pay in 2006, without such prior approval, is $207.4 million. Connecticut law further provides that (i) Odyssey America must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after the declaration thereof and at least ten days prior to payment and (ii) Odyssey America may not pay any dividend or distribution in excess of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without the Connecticut Commissioner’s approval.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is the consolidated statutory basis net income (loss) and policyholders’ surplus of Odyssey America and its subsidiaries, for each of the years ended and as of December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Net income (loss)	$(161,172)	$114,174	$110,471
Policyholders’ surplus	$2,073,701	$1,675,858	$1,553,067
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All amounts are assumed and ceded from Fairfax and its affiliates at commercial market terms, the prices and terms of which are often established by other third party reinsurers that participate in the contracts. Written premiums assumed from Fairfax and its affiliates in 2005 represent 2.0% of OdysseyRe’s total gross premiums written for the year ended December 31, 2005. Ceded premiums written represent 9.3% of OdysseyRe’s total ceded premiums written for the year ended December 31, 2005. The largest amounts of related party assumed business in 2005 were received from Commonwealth Insurance Company and Crum & Forster Insurance Company. Odyssey previously assumed business from Zenith National Insurance Corp (“Zenith”) through December 31, 2004. Assumed premiums written reflect $91.6 million and $76.9 million from Zenith for the years ended December 31, 2004 and 2003, respectively. The largest amounts of business ceded to related parties in 2005 involved nSpire Re and Commonwealth Insurance Company, each relating to a proportional catastrophe treaty covering various classes of worldwide catastrophe business written by OdysseyRe.
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
      The following tables set forth the Plan’s funded status, which uses a measurement date of October 1, and amounts recognized in the Company’s consolidated financial statements as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Change in projected benefit obligation:
Benefit obligation at beginning of year	$42,454	$35,471
Service cost	3,342	2,210
Interest cost	2,360	2,105
Actuarial loss	5,156	3,493
Benefits paid	(999)	(1,265)
Other	—	440

Benefit obligation at end of year	$52,313	$42,454

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Change in Plan assets:
Fair value of Plan assets at beginning of year	$41,055	$27,549
Actual return on Plan assets	914	1,028
Actual contributions during the year	3,200	13,743
Benefits paid	(999)	(1,265)

Fair value of Plan assets at end of year	$44,170	$41,055

Fair value of Plan assets consists of:
Fixed income securities	$44,170	$34,784
Other	—	6,271

Total	$44,170	$41,055

Unfunded status	$(8,143)	$(1,399)
Unrecognized prior service cost	503	557
Unrecognized net actuarial loss	11,173	4,691

Prepaid pension cost	$3,533	$3,849

      The weighted average assumptions used to calculate the benefit obligation are as follows:

	2005	2004

Discount rate	5.25%	5.75%
Rate of compensation increase	5.66%	5.76%
      Net periodic benefit cost included in the Company’s consolidated statements of operations is comprised of the following components (in thousands):

	2005	2004	2003

Service cost	$3,342	$2,210	$1,754
Interest cost	2,360	2,105	1,897
Return on assets	(2,287)	(1,645)	(1,622)
Net amortization and deferral	101	10	(32)

Net benefit cost	$3,516	$2,680	$1,997

      The weighted average assumptions used to calculate the net periodic benefit cost are as follows:

	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%
Rate of compensation increase	5.76%	5.69%	5.73%
Expected long term rate of return on Plan assets	5.75%	6.00%	6.50%
      The accumulated benefit obligation for the Plan is $41,138 and $33,725 as of December 31, 2005 and 2004, respectively. As the fair value of the Plan assets exceeds the accumulated benefit obligation, the Company did not recognize an additional minimum pension liability as of December 31, 2005 and 2004.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Excess Benefit Plans
      The Company also maintains two non-qualified excess benefit plans (“Excess Plans”) that provide more highly compensated officers and employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The following tables set forth the combined amounts recognized for the Supplemental Plan, which has a measurement date of October 1, and the Supplemental Employee Retirement Plan, which has a measurement date of December 31, in the Company’s consolidated financial statements as of December 31, 2005 and 2004 (in thousands):

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
      The Excess Plans’ expected benefit payments are shown below (in thousands):

Year	Amount

2006	$960
2007	740
2008	770
2009	990
2010	1,430
2011 — 2015	6,830
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The postretirement plan’s expected benefit payments are shown below (in thousands):

Year	Amount

2006	$231
2007	288
2008	342
2009	381
2010	453
2011 — 2015	3,777
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

      During 2001, the Company adopted the Odyssey Re Holdings Corp. Stock Option Plan (the “Option Plan”), which provides for the grant of stock options to key employees of the Company employed outside of the United States. Options granted under the Option Plan generally vest and become exercisable in equal installments over three years or five years from the grant dates. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. As of December 31, 2005 and 2004, respectively, 142,295 and 97,685 options were issued with an exercise price of zero. For the year ended December 31, 2005, 54,237 and 48,472 options were granted, 5,425 and 741 options were exercised and 4,202 and 2,700 options were forfeited, respectively, pursuant to the Option Plan. The Company has reflected, in other expense, net, $0.8 million, $0.5 million, and $0.2 million of expense for the years ended December 31, 2005, 2004 and 2003 respectively, which represents the vested portion of the stock options.
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
Consolidated Balance Sheets

	As of March 31, 2005		As of June 30, 2005		As of September 2005		As of December 31, 2005

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(unaudited)		(unaudited)		(unaudited)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value(1)	$2,595,261	$2,550,068	$2,667,729	$2,606,704	$2,617,077	$2,589,423	$2,629,827	$2,594,937
Equity securities:
Common stocks, at fair value(2)	536,989	533,112	575,124	571,255	460,314	456,267	605,768	601,721
Common stocks, at equity	428,941	458,337	467,740	498,194	556,773	588,285	534,427	566,996
Short-term investments, at cost which approximates fair value	212,484	212,484	199,004	199,004	203,066	203,066	199,503	199,503
Cash and cash equivalents	1,065,071	1,065,071	1,191,088	1,191,088	1,417,841	1,417,841	1,528,427	1,528,427
Cash collateral for borrowed securities	178,861	178,861	239,577	239,577	240,987	240,987	240,642	240,642
Other invested assets	211,787	260,857	255,649	320,543	233,576	265,277	188,799	238,093

Total investments and cash	5,229,394	5,258,790	5,595,911	5,626,365	5,729,634	5,761,146	5,927,393	5,970,319
Accrued investment income	27,539	27,539	42,076	42,076	30,163	30,163	46,843	46,843
Premiums receivable	563,967	563,967	516,191	516,191	566,056	566,056	550,496	550,496
Reinsurance recoverable on paid losses	130,411	130,411	138,641	138,641	127,198	127,198	140,881	140,881
Reinsurance recoverable on unpaid losses	1,020,238	1,020,238	1,018,594	1,018,594	1,133,741	1,133,741	1,206,785	1,206,785
Prepaid reinsurance premiums	93,986	93,986	83,647	83,647	88,515	88,515	84,696	84,696
Funds held by reinsureds	180,854	180,854	176,181	176,181	174,061	174,061	172,896	172,896
Deferred acquisition costs	177,443	177,443	170,964	170,964	176,701	176,701	171,350	171,350
Federal and foreign income taxes	133,354	117,912	107,269	91,457	203,554	187,372	251,423	234,871
Other assets	111,977	111,977	82,690	82,690	162,129	162,129	67,475	67,475

Total assets	$7,699,163	$7,683,117	$7,932,164	$7,946,806	$8,391,752	$8,407,082	$8,620,238	$8,646,612

LIABILITIES
Unpaid losses and loss adjustment expenses	$4,332,063	$4,332,063	$4,384,572	$4,384,572	$4,929,394	$4,929,394	$5,117,708	$5,117,708
Unearned premiums	870,035	870,035	824,998	824,998	871,392	871,392	834,485	834,485
Reinsurance balances payable	143,393	143,393	145,493	145,493	159,818	159,818	160,185	160,185
Funds held under reinsurance contracts	176,841	176,841	178,542	178,542	162,359	162,359	167,020	167,020
Debt obligations	375,852	375,852	481,573	481,573	469,823	469,823	469,155	469,155
Obligation to return borrowed securities	43,357	43,357	89,801	89,801	89,919	89,919	82,543	82,543
Other liabilities	160,566	160,566	147,644	147,644	192,657	192,657	165,704	176,061

Total liabilities	6,102,107	6,102,107	6,252,623	6,252,623	6,875,362	6,875,362	6,996,800	7,007,157

SHAREHOLDERS’ EQUITY
Preferred shares(3)	—	—	—	—	—	—	40	40
Common shares(4)	651	651	651	651	651	651	692	692
Additional paid-in capital	794,063	789,640	793,973	789,866	793,923	783,784	993,452	984,571
Treasury shares, at cost(5)	(7,146)	(7,146)	(6,701)	(6,701)	(843)	(843)	(2,916)	(2,916)
Unearned stock compensation	(7,096)	(2,673)	(6,196)	(2,089)	(12,103)	(1,964)	(10,651)	(1,770)
Accumulated other comprehensive income, net of deferred income taxes	117,039	105,361	188,571	167,582	125,768	128,906	118,657	119,039
Retained earnings	669,545	695,177	709,243	744,874	608,994	621,186	524,164	539,799

Total shareholders’ equity	1,567,056	1,581,010	1,679,541	1,694,183	1,516,390	1,531,720	1,623,438	1,639,455

Total liabilities and shareholders’ equity	$7,669,163	$7,683,117	$7,932,164	$7,946,806	$8,391,752	$8,407,082	$8,620,238	$8,646,612

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

REVENUES
Gross premiums written	$673,477	$673,477	$601,657	$601,657	$734,134	$734,134	$617,652	$617,652
Ceded premiums written	63,942	63,942	64,178	64,178	102,505	102,505	94,626	94,626

Net premiums written	609,535	609,535	537,479	537,479	631,629	631,629	523,026	523,026
(Increase) decrease in unearned premiums	(45,411)	(45,411)	30,708	30,708	(41,125)	(41,125)	30,979	30,979

Net premiums earned	$564,124	$564,124	$568,187	$568,187	$590,504	$590,504	$554,005	$554,005
Net investment income	65,115	65,819	50,047	50,614	46,858	47,642	55,250	56,017
Net realized investment gains	151	(3,989)	7,792	22,608	88,208	51,364	(14,648)	(10,117)

Total revenues	629,390	625,954	626,026	641,409	725,570	689,510	594,607	599,905

EXPENSES
Losses and loss adjustment expenses	413,235	413,235	392,550	392,550	712,771	712,771	543,055	543,055
Acquisition costs	115,090	115,090	120,930	120,930	110,881	110,881	123,251	123,251
Other underwriting expenses	37,320	37,320	34,959	34,959	36,659	36,659	37,092	37,092
Other expense, net	7,190	7,190	4,437	4,437	4,337	4,337	11,050	11,050
Interest expense	6,406	6,406	7,511	7,511	8,075	8,075	7,999	7,999
Loss on early extinguishment of debt	—	—	2,060	2,060	1,678	1,678	84	84

Total expenses	579,241	579,241	562,447	562,447	874,401	874,401	722,531	722,531

Income (loss) before income taxes	50,149	46,713	63,579	78,962	(148,831)	(184,891)	(127,924)	(122,626)

Federal and foreign income tax provision (benefit):
Current	27,384	27,384	23,662	23,662	(6,048)	(6,048)	(58,317)	(58,317)
Deferred	(10,956)	(12,159)	(1,807)	3,577	(44,570)	(57,191)	11,117	12,972

Total federal and foreign income tax provision (benefit)	16,428	15,225	21,855	27,239	(50,618)	(63,239)	(47,200)	(45,345)

Net income (loss)	33,721	31,488	41,724	51,723	(98,213)	(121,652)	(80,724)	(77,281)
Preferred dividends	—	—	—	—	—	—	(1,944)	(1,944)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$33,721	$31,488	$41,724	$51,723	$(98,213)	$(121,652)	$(82,668)	$(79,225)

BASIC
Weighted average common shares outstanding	64,236,299	64,236,299	64,352,281	64,352,281	64,155,438	64,155,438	67,944,715	67,944,715
Basic earnings (loss) per common share	$0.52	$0.49	$0.65	$0.80	$(1.53)	$(1.90)	$(1.22)	$(1.17)
DILUTED
Weighted average common shares outstanding	69,913,234	69,913,234	69,765,394	69,765,394	64,155,438	64,155,438	67,944,715	67,944,715
Diluted earnings (loss) per common share	$0.49	$0.46	$0.61	$0.75	$(1.53)	$(1.90)	$(1.22)	$(1.17)
DIVIDENDS
Dividends declared per common share	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$33,721	$31,488	$41,724	$51,723	$(98,213)	$(121,652)	$(80,724)	$(77,281)
Other comprehensive income (loss), net of tax	(19,810)	(16,856)	71,532	62,220	(62,803)	(38,676)	(7,111)	(9,867)

Comprehensive income (loss)	$13,911	$14,632	$113,256	$113,943	$(161,016)	$(160,328)	$(87,835)	$(87,148)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statement of Shareholders’ Equity

	Three Months Ended		Six Months Ended		Nine Months Ended		Twelve Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(unaudited)		(unaudited)		(unaudited)
PREFERRED SHARES (par value)
Balance, beginning of period	$—	$—	$—	$—	$—	$—	$—	$—
Issued during the period	—	—	—	—	—	—	40	40

Balance, end of period	—	—	—	—	—	—	40	40

COMMON SHARES (par value)
Balance, beginning of period	651	651	651	651	651	651	651	651
Issued during the period	—	—	—	—	—	—	41	41

Balance, end of period	651	651	651	651	651	651	692	692

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	794,055	791,896	794,055	791,896	794,055	791,896	794,055	791,896
Common shares issued during the period	—	—	—	—	—	—	102,095	102,095
Preferred shares issued during the period	—	—	—	—	—	—	97,471	97,471
Net effect of share-based compensation	8	(2,256)	(82)	(2,030)	(132)	(8,132)	(169)	(6,891)

Balance, end of period	794,063	789,640	793,973	789,866	793,923	783,764	993,452	984,571

TREASURY SHARES (at cost)
Balance, beginning of period	(9,426)	(9,426)	(9,426)	(9,426)	(9,426)	(9,426)	(9,426)	(9,426)
Purchases during the period	(556)	(556)	(557)	(557)	(1,591)	(1,591)	(4,130)	(4,130)
Reissuance during the period	2,836	2,836	3,282	3,282	10,174	10,174	10,640	10,640

Balance, end of period	(7,146)	(7,146)	(6,701)	(6,701)	(843)	(843)	(2,916)	(2,916)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	(4,977)	(2,818)	(4,977)	(2,818)	(4,977)	(2,818)	(4,977)	(2,818)
Issuance of restricted shares during the period	(2,579)	—	(2,578)	—	(8,945)	—	(8,982)	—
Forfeitures of restricted shares during the period	—	—	439	439	439	439	439	439
Amortization of restricted shares during the period	460	145	920	290	1,380	435	2,869	609

Balance, end of period	(7,096)	(2,673)	(6,196)	(2,089)	(12,103)	(1,944)	(10,651)	(1,770)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	136,849	122,218	136,849	122,218	136,849	122,218	136,849	122,218
Unrealized net appreciation on securities, net of reclassification adjustments	(9,163)	(6,210)	86,541	80,183	24,719	42,488	22,628	37,641
Foreign currency translation adjustments	(10,647)	(10,647)	(34,819)	(34,819)	(35,800)	(35,800)	(40,840)	(40,840)
Minimum pension liability	—	—	—	—	—	—	20	20

Balance, end of period	117,039	105,361	188,571	167,582	125,768	128,906	118,657	119,039

RETAINED EARNINGS
Balance, beginning of period	637,850	665,715	637,850	665,715	637,850	665,715	637,850	665,715
Net income (loss)	33,721	31,488	75,445	83,211	(22,768)	(38,441)	(103,492)	(115,722)
Dividends paid to preferred shareholders	—	—	—	—	—	—	(1,944)	(1,944)
Dividends paid to common shareholders	(2,026)	(2,026)	(4,052)	(4,052)	(6,088)	(6,088)	(8,250)	(8,250)

Balance, end of period	669,545	695,177	709,243	744,874	608,994	621,186	524,164	539,799

TOTAL SHAREHOLDERS’ EQUITY	$1,567,056	$1,581,010	$1,679,541	$1,694,183	$1,516,390	$1,531,720	$1,623,438	$1,639,455

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,754,978	64,754,978	64,754,978	64,754,978	64,754,978	64,754,978	64,754,978	64,754,978
Issued during the period	—	—	—	—	—	—	4,100,000	4,100,000
Net treasury shares reissued (acquired)	92,287	92,287	110,702	110,702	353,723	353,723	272,554	272,554

Balance, end of period	64,847,265	64,847,265	64,865,680	64,865,680	65,108,701	65,108,701	69,127,532	69,127,532

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Cash Flows

	Three Months Ended		Six Months Ended		Nine Months Ended		Twelve Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(unaudited)		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,721	$31,488	$75,445	$83,210	$(22,768)	$(38,442)	$(103,492)	$(115,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	(45,795)	(45,795)	2,222	2,222	(35,937)	(35,937)	(23,008)	(23,008)
Increase in unearned premiums	45,067	45,067	10,369	10,369	51,894	51,894	18,807	18,807
Increase in unpaid losses and loss adjustment expenses	139,935	139,935	194,086	194,086	623,763	623,763	739,031	739,031
Increase in federal and foreign income taxes receivable	(3,956)	(5,159)	(15,803)	(11,620)	(78,857)	(87,297)	(122,898)	(129,483)
Increase in deferred acquisition costs	(7,925)	(7,925)	(1,445)	(1,445)	(7,182)	(7,182)	(1,831)	(1,831)
Other assets and liabilities, net	(4,470)	(4,677)	(26,351)	(26,551)	(11,812)	(12,188)	(22,813)	(23,190)
Net realized investment gains	(151)	3,989	(7,944)	(18,619)	(96,151)	(69,983)	(81,503)	(59,866)
Bond discount amortization, net	(2,204)	(2,701)	(3,723)	(4,796)	(5,647)	(7,325)	(8,867)	(11,312)
Loss on early extinguishment of debt	—	—	2,060	2,060	3,738	3,738	3,822	3,822

Net cash provided by operating activities	154,222	154,222	228,916	228,916	421,041	421,041	397,248	397,248

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	68	68	4,931	4,931	40,673	40,673	58,600	58,600
Sales of fixed income securities	225,886	225,886	1,117,598	1,117,392	1,280,285	1,237,400	1,451,004	1,408,068
Purchases of fixed income securities	(343,431)	(343,082)	(1,164,816)	(1,163,132)	(1,418,999)	(1,412,260)	(1,555,234)	(1,545,521)
Sales of equity securities	43,388	43,388	42,671	42,671	204,086	204,086	210,442	210,442
Purchases of equity securities	(121,835)	(121,835)	(166,958)	(166,958)	(208,203)	(208,203)	(328,259)	(328,259)
Purchases of other invested assets	(25,350)	(25,699)	(76,124)	(77,602)	(78,425)	(42,279)	(56,432)	(23,209)
Net change in cash collateral for borrowed securities	(2,343)	(2,343)	(63,059)	(63,059)	(64,469)	(64,469)	(64,124)	(64,124)
Net change in obligation to return borrowed securities	(9,449)	(9,449)	37,104	37,104	34,827	34,827	23,176	23,176
Increase in short-term investments	(1,777)	(1,777)	3,054	3,054	(3,084)	(3,084)	(4,182)	(4,182)

Net cash provided by (used in) investing activities	(234,843)	(234,843)	(265,599)	(265,599)	(213,309)	(213,309)	(265,009)	(265,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share issuance	—	—	—	—	—	—	102,135	102,135
Net proceeds from preferred share issuance	—	—	—	—	—	—	97,511	97,511
Net proceeds from debt issuance	—	—	123,169	123,169	123,169	123,169	123,168	123,168
Repayment of debt	—	—	(20,358)	(20,358)	(33,618)	(33,618)	(34,202)	(34,202)
Purchase of treasury shares	(556)	(556)	(557)	(557)	(844)	(844)	(4,130)	(4,130)
Dividends on common shares	(2,026)	(2,026)	(4,052)	(4,052)	(6,088)	(6,088)	(8,250)	(8,250)

Net cash provided by (used in) financing activities	(2,582)	(2,582)	98,202	98,202	82,619	82,619	276,232	276,232

Effect of exchange rate changes on cash and cash equivalents	(2,474)	(2,474)	(21,179)	(21,179)	(23,258)	(23,258)	(30,792)	(30,792)

Increase (decrease) in cash and cash equivalents	(85,677)	(85,677)	40,340	40,340	267,093	267,093	377,679	377,679
Cash and cash equivalents, beginning of period	1,150,748	1,150,748	1,150,748	1,150,748	1,150,748	1,150,748	1,150,748	1,150,748

Cash and cash equivalents, end of period	$1,065,071	$1,065,071	$1,191,088	$1,191,088	$1,417,841	$1,417,841	$1,528,427	$1,528,427

Supplemental disclosures:
Interest paid	$—	$—	$12,496	$12,496	$15,865	$12,598	$28,463	$28,463

Income taxes paid	$20,396	$20,396	$54,685	$54,685	$66,530	$66,530	$63,370	$63,370

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Balance Sheets

	As of March 31, 2004		As of June 30, 2004		As of September 30, 2004		As of December 31, 2004

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(unaudited)		(unaudited)		(unaudited)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value(1)	$2,398,179	$2,360,597	$2,471,091	$2,422,703	$2,391,961	$2,355,122	$2,505,630	$2,458,554
Equity securities:
Common stocks, at fair value(2)	449,087	468,700	440,311	461,875	433,031	429,510	453,580	449,910
Common stocks, at equity	137,832	340,230	120,598	319,542	299,906	327,085	402,555	430,843
Short-term investments, at cost which approximates fair value	226,336	226,336	204,458	204,458	210,963	210,963	213,403	213,403
Cash and cash equivalents	836,698	840,274	696,016	700,802	865,966	865,966	1,150,748	1,150,748
Cash collateral for borrowed securities	—	—	—	192,803	757,000	757,000	176,518	176,518
Other invested assets	326,024	162,979	406,692	210,673	186,746	227,106	171,842	244,707

Total investments and cash	4,374,156	4,399,116	4,339,166	4,512,856	5,145,573	5,172,752	5,074,276	5,124,683
Accrued investment income	25,056	25,060	38,841	38,846	29,982	29,982	39,592	39,592
Premiums receivable	474,277	474,277	502,105	502,105	521,588	521,588	551,126	551,126
Reinsurance recoverable on paid losses	109,560	109,560	117,906	117,906	110,887	110,887	89,912	89,912
Reinsurance recoverable on unpaid losses	1,037,699	1,037,699	1,034,840	1,034,840	1,043,305	1,043,305	1,052,733	1,052,733
Prepaid reinsurance premiums	111,447	111,447	96,101	96,101	104,072	104,072	93,774	93,774
Funds held by reinsureds	120,334	120,334	133,865	133,865	149,113	149,113	192,346	192,346
Deferred acquisition costs	172,050	172,050	166,109	166,109	179,289	179,289	169,519	169,519
Federal and foreign income taxes	99,833	87,107	142,126	128,624	159,059	144,781	118,720	103,666
Other assets	84,605	84,605	106,458	106,458	125,834	125,834	138,342	138,342

Total assets	$6,609,017	$6,621,255	$6,677,517	$6,837,710	$7,568,702	$7,581,603	$7,520,340	$7,555,693

LIABILITIES
Unpaid losses and loss adjustment expenses	$3,535,167	$3,535,167	$3,684,078	$3,684,078	$3,915,761	$3,915,761	$4,224,624	$4,224,624
Unearned premiums	827,625	827,625	780,439	780,439	866,768	866,768	824,756	824,756
Reinsurance balances payable	159,626	159,626	167,249	167,249	143,493	143,493	139,401	139,401
Funds held under reinsurance contracts	193,495	193,495	202,223	202,223	192,693	192,693	179,867	179,867
Debt obligations	376,704	376,704	376,516	376,516	376,328	376,328	376,040	376,040
Obligation to return borrowed securities	—	—	—	—	516,947	516,947	56,191	56,191
Other liabilities	118,979	118,979	114,223	261,847	191,767	191,767	164,459	186,578

Total liabilities	5,211,596	5,211,596	5,324,728	5,472,352	6,203,757	6,203,757	5,965,338	5,987,457

SHAREHOLDERS’ EQUITY
Preferred shares(3)	—	—	—	—	—	—	—	—
Common shares(4)	651	651	651	651	651	651	651	651
Additional paid-in capital	794,067	794,067	794,063	794,063	794,055	794,055	794,055	791,896
Treasury shares, at cost(5)	(3,876)	(3,876)	(8,662)	(8,662)	(8,803)	(8,803)	(9,426)	(9,426)
Unearned stock compensation	(7,362)	(7,362)	(6,908)	(6,908)	(6,165)	(6,165)	(4,977)	(2,818)
Accumulated other comprehensive income, net of deferred income taxes	107,199	96,130	9,582	(8,273)	1,337	(6,873)	136,849	122,218
Retained earnings	506,742	530,049	564,063	594,487	583,870	604,981	637,850	665,715

Total shareholders’ equity	1,397,421	1,409,659	1,352,789	1,365,358	1,364,945	1,377,846	1,555,002	1,568,236

Total liabilities and shareholders’ equity	$6,609,017	$6,621,255	$6,677,517	$6,837,710	$7,568,702	$7,581,603	$7,520,340	$7,555,693

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations and Comprehensive Income (unaudited)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

REVENUES
Gross premiums written	$630,572	$630,572	$605,411	$605,411	$753,352	$753,352	$661,440	$661,440
Ceded premiums written	74,564	74,564	60,983	60,983	78,814	78,814	74,609	74,609

Net premiums written	556,008	556,008	544,428	544,428	674,538	674,538	586,831	586,831
(Increase) decrease in unearned premiums	(7,850)	(7,850)	32,487	32,487	(79,429)	(79,429)	26,498	26,498

Net premiums earned	$548,158	$548,158	$576,915	$576,915	$595,109	$595,109	$613,329	$613,329
Net investment income	35,462	35,807	35,105	35,336	45,083	45,857	46,615	47,248
Net realized investment gains	34,839	38,632	32,417	43,734	32,854	18,348	10,957	21,310

Total revenues	618,459	622,597	644,437	655,985	673,046	659,314	670,901	681,887

EXPENSES
Losses and loss adjustment expenses	364,847	364,847	384,163	384,163	474,590	474,590	407,506	407,506
Acquisition costs	122,337	122,337	128,699	128,699	125,109	125,109	139,711	139,711
Other underwriting expenses	29,909	29,909	33,971	33,971	30,309	30,309	26,576	26,576
Other expense, net	2,716	2,716	1,852	1,852	2,920	2,920	9,665	9,665
Interest expense	6,394	6,394	6,405	6,405	6,406	6,406	6,404	6,404

Total expenses	526,203	526,203	555,090	555,090	639,334	639,334	589,862	589,862

Income (loss) before income taxes	92,256	96,394	89,347	100,895	33,712	19,980	81,039	92,025

Federal and foreign income tax provision (benefit):
Current	26,381	26,381	36,144	36,144	24,243	24,243	32,023	32,023
Deferred	4,713	6,549	(6,142)	(1,712)	(12,362)	(16,779)	(6,989)	(2,756)

Total federal and foreign income tax provision (benefit)	31,094	32,930	30,002	34,432	11,881	7,464	25,034	29,267

NET INCOME (LOSS)	61,162	63,464	59,345	66,463	21,831	12,516	56,005	62,758
Preferred dividends	—	—	—	—	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$61,162	$63,464	$59,345	$66,463	$21,831	$12,516	$56,005	$62,758

BASIC
Weighted average common shares outstanding	64,418,098	64,418,098	64,311,432	64,311,432	64,228,782	64,228,782	64,256,325	64,256,325
Basic earnings (loss) per common share	$0.95	$0.99	$0.92	$1.03	$0.34	$0.19	$0.87	$0.98
DILUTED
Weighted average common shares outstanding	70,453,070	70,453,070	70,330,771	70,330,771	70,186,153	70,186,153	69,869,831	69,869,831
Diluted earnings (loss) per common share	$0.88	$0.91	$0.86	$0.96	$0.32	$0.19	$0.81	$0.91
DIVIDENDS
Dividends declared per common share	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031	$0.031
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$61,162	$63,464	$59,345	$66,463	$21,831	$12,516	$56,005	$62,758
Other comprehensive income (loss), net of tax	(5,231)	(3,273)	(97,617)	(104,404)	(8,245)	1,401	135,512	129,091

Comprehensive income (loss)	$55,931	$60,191	$(38,272)	$(37,941)	$13,586	$13,917	$191,517	$191,849

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Shareholders’ Equity

	Three Months Ended		Six Months Ended		Nine Months Ended		Year Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(unaudited)		(unaudited)		(unaudited)
COMMON SHARES (par value)
Balance, beginning and end of period	$651	$651	$651	$651	$651	$651	$651	$651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning and end of period	793,586	793,586	793,586	793,586	793,586	793,586	793,586	793,586
Net effect of share-based compensation	481	(3,469)	477	(3,274)	469	(2,707)	469	(1,690)

Balance, end of period	794,067	790,117	794,063	790,312	794,055	790,879	794,055	791,896

TREASURY SHARES (at cost)
Balance, beginning of period	(2,549)	(2,549)	(2,549)	(2,549)	(2,549)	(2,549)	(2,549)	(2,549)
Purchases during the period	(5,198)	(5,198)	(10,091)	(10,091)	(10,091)	(10,091)	(10,090)	(10,090)
Reissuance during the period	3,871	3,871	3,978	3,978	3,837	3,837	3,213	3,213

Balance, end of period	(3,876)	(3,876)	(8,662)	(8,662)	(8,803)	(8,803)	(9,426)	(9,426)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	(3,439)	(3,439)	(3,439)	(3,439)	(3,439)	(3,439)	(3,439)	(3,439)
Issuance of restricted shares during the period	(4,239)	—	(4,329)	—	(4,043)	—	(3,314)	—
Amortization of restricted shares during the period	316	27	860	282	1,317	450	1,776	621

Balance, end of period	(7,362)	(3,412)	(6,908)	(3,157)	(6,165)	(2,989)	(4,977)	(2,818)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	112,430	99,403	112,430	99,403	112,430	99,403	112,430	99,403
Unrealized net appreciation on securities, net of reclassification adjustments	843	2,801	(87,805)	(92,634)	(100,866)	(96,049)	10,656	9,052
Foreign currency translation adjustments	(6,074)	(6,074)	(15,043)	(15,043)	(10,227)	(10,227)	13,766	13,766
Minimum pension liability	—	—	—	—	—	—	(3)	(3)

Balance, end of period	107,199	96,130	9,582	(8,274)	1,337	(6,873)	136,849	122,218

RETAINED EARNINGS
Balance, beginning of period	447,614	468,621	447,614	468,621	447,614	468,621	447,614	468,621
Net income (loss)	61,162	63,464	120,507	129,927	142,338	142,444	198,343	205,201
Dividends paid to common shareholders	(2,034)	(2,034)	(4,058)	(4,058)	(6,082)	(6,082)	(8,107)	(8,107)

Balance, end of period	506,742	530,051	564,063	594,490	583,870	604,983	637,850	665,715

TOTAL SHAREHOLDERS’ EQUITY	$1,397,421	$1,409,661	$1,352,789	$1,365,360	$1,364,945	$1,377,848	$1,555,002	$1,568,236

COMMON SHARES OUTSTANDING
Balance, beginning of period	64,996,166	64,996,166	64,996,166	64,996,166	64,996,166	64,996,166	64,996,166	64,996,166
Net treasury shares reissued (acquired)	(15,078)	(15,078)	(212,340)	(212,340)	(218,182)	(218,182)	(241,188)	(241,188)

Balance, end of period	64,981,088	64,981,088	64,783,826	64,783,826	64,777,984	64,777,984	64,754,978	64,754,978

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Cash Flows

	Three Months Ended		Six Months Ended		Nine Months Ended		Year Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(unaudited)		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$61,162	$63,464	$120,507	$129,927	$142,338	$142,443	$198,343	$205,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in premiums receivable and funds held, net	(3,233)	(3,233)	(36,587)	(36,587)	(97,586)	(97,586)	(152,587)	(152,587)
Increase in unearned premiums	11,551	11,551	(20,288)	(20,288)	58,071	58,071	20,865	20,865
Increase in unpaid losses and loss adjustment expenses	126,023	126,023	277,793	277,793	501,011	501,011	716,602	716,602
Increase in federal and foreign income taxes receivable	(4,077)	(2,240)	5,925	12,192	(6,564)	(4,715)	(19,131)	(13,051)
Increase in deferred acquisition costs	(3,079)	(3,079)	1,313	1,313	(11,867)	(11,867)	(2,993)	(2,993)
Other assets and liabilities, net	(15,594)	(15,797)	(40,250)	(40,260)	(23,274)	(23,599)	(45,337)	(45,813)
Net realized investment gains	(34,839)	(38,632)	(67,256)	(82,366)	(100,107)	(100,714)	(111,067)	(122,024)
Bond discount amortization, net	(3,468)	(3,611)	(6,740)	(7,307)	(10,036)	(11,058)	(10,210)	(11,715)

Net cash provided by operating activities	134,446	134,446	234,417	234,417	451,986	451,986	594,485	594,485

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	2,837	2,837	3,542	3,542	80,090	80,090	106,654	106,654
Sales of fixed income securities	691,322	691,322	892,172	892,172	1,245,571	1,245,571	1,437,226	1,437,226
Purchases of fixed income securities	(1,495,941)	(1,486,694)	(1,873,284)	(1,864,037)	(2,103,000)	(2,092,530)	(2,304,052)	(2,293,582)
Sales of equity securities	47,747	47,747	131,454	131,454	164,523	164,523	335,954	335,954
Purchases of equity securities	(74,861)	(74,861)	(115,783)	(115,783)	(244,142)	(244,142)	(363,017)	(363,017)
Purchases of other invested assets	(43,133)	(52,380)	(164,423)	(173,670)	(60,031)	(70,501)	(49,177)	(59,647)
Net change in cash collateral for borrowed securities	—	—	—	—	(755,086)	(755,086)	39,042	39,042
Net change in obligation to return borrowed securities	—	—	—	—	507,761	507,761	(176,518)	(176,518)
Increase in short-term investments	(8,127)	(8,127)	16,505	16,505	7,245	7,245	(26,046)	(26,046)
Acquisitions and dispositions of subsidiaries, net of cash acquired	—	—	—	—	—	—	(36,843)	(36,843)

Net cash provided by (used in) investing activities	(880,156)	(880,156)	(1,109,817)	(1,109,817)	(1,157,069)	(1,157,069)	(1,036,777)	(1,036,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	—	—	—	—	—	—	101	(101)
Purchase of treasury shares	(5,198)	(5,198)	(10,091)	(10,091)	(10,091)	(10,091)	(10,090)	(10,090)
Dividends on common shares	(2,034)	(2,034)	(4,058)	(4,058)	(6,082)	(6,082)	(8,107)	(8,107)

Net cash provided by (used in) financing activities	(7,232)	(7,232)	(14,149)	(14,149)	(16,173)	(16,173)	(18,298)	(18,298)

Effect of exchange rate changes on cash and cash equivalents	981	981	(3,094)	(3,094)	(1,436)	(1,436)	22,679	22,679

Increase (decrease) in cash and cash equivalents	(751,961)	(751,961)	(892,643)	(892,643)	(722,692)	(722,692)	(437,911)	(437,911)
Cash and cash equivalents, beginning of period	1,588,659	1,588,659	1,588,659	1,588,659	1,588,659	1,588,659	1,588,659	1,588,659

Cash and cash equivalents, end of period	$836,698	$836,698	$696,016	$696,016	$865,967	$865,967	$1,150,748	$1,150,748

Supplemental disclosures:
Interest paid	$—	$—	$12,559	$12,559	$12,508	$12,508	$25,067	$25,067

Income taxes paid	$58,131	$58,131	$54,078	$54,078	$78,450	$78,450	$116,557	$116,557

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts reflected in the “As Previously Reported” columns represent balances as presented in the Company’s Form 10-K which was filed on March 31, 2006.

(1)	Fixed income securities, at amortized cost are $2,611,460, $2,576,346 and $2,642,126 as of March 31, June 30 and September 30, respectively, on an as previously reported and restated basis and $2,674,999 as of December 31, 2005. Fixed income securities, at amortized cost are $2,403,475, $2,571,422, $2,433,881 and $2,478,614 as of March 31, June 30, September 30 and December 31, 2004, respectively, on an as previously reported and restated basis.

(2)	Common stocks, at cost are $538,651, $518,640 and $473,390 as of March 31, June 30 and September 30, respectively, on an as previously reported and restated basis and $589,394 as of December 31, 2005. Common stocks, at cost are $397,401, $394,252, $458,658 and $435,279 as of March 31, June 30, September 30 and December 31, 2004, respectively, on an as previously reported and restated basis.

(3)	Preferred shares, par value $0.01 per share: 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding as of December 31, 2005.

(4)	Common shares, $0.01 par value per share: 500,000,000 shares authorized; 65,142,857 shares issued as of March 31, June 30, and September 30, and 69,252,857 shares issued as of December 31, 2005. Common shares issued as of March 31, June 30, September 30 and December 31, 2004 are 65,142,857.

(5)	Treasury shares: 295,592 shares, 277,177 shares, 34,156 shares and 115,325 shares in treasury as of March 31, June 30, September 30 and December 31, 2005, respectively. Treasury shares: 161,769 shares, 359,031 shares, 364,873 shares and 387,879 shares in treasury as of March 31, June 30, September 30 and December 31, 2004, respectively.
      Due to changes in the number of weighted average common shares outstanding during 2005 and 2004, the sum of quarterly earnings per common share amounts will not equal the total for the year.

22.	Subsequent Events
      On March 29, 2006, the Company received $78.0 million in cash from nSpire Re in partial settlement of amounts recoverable under the Company’s 1995 Stop Loss Agreement with nSpire Re. In connection with the receipt of the cash, the Company will recognize a deferred gain of $12.5 million after-tax in income for the three months ended March 31, 2006.
      On February 22, 2006, the Company completed the private sale of $100.0 million of floating rate senior notes. The notes were sold in two tranches, $50.0 million of series A due February 2021 and $50.0 million of series B due February 2016. The interest rate on each series of notes is equal to 3-month LIBOR, which will be recalculated on a quarterly basis, plus 2.20%. The interest rate from February 22 through March 16, 2006 on each series of notes was 6.97% per annum. Pursuant to the terms of the indentures, as a result of our delay in completing the restatement of our financial results and in completing the Original Filing, the annual interest rate on each series of notes was increased to 3-month LIBOR (calculated as of March 15, 2006) plus 3.20%, which equals 8.12%. This interest rate remained in effect until March 31, 2006, after which it reverted to 3-month LIBOR plus 2.20%, recalculated quarterly. The series A notes are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the series B notes are callable by the Company in 2009 at their par value, plus accrued and unpaid interest.

SCHEDULE I
ODYSSEY RE HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2005

			Amount at
			Which Shown
	Amortized		in the
Type of Investment	Cost	Fair Value	Balance Sheet

	(Restated)	(Restated)	(Restated)
		(In
		thousands)
Fixed income securities:
Bonds available for sale:
United States government, government agencies and authorities	$1,603,484	$1,568,796	$1,568,796
States, municipalities and political subdivisions	181,110	184,166	184,166
Foreign governments	351,267	367,521	367,521
All other corporate	509,821	474,454	474,454

Total fixed income securities available for sale	2,645,682	2,594,937	2,594,937

Equity securities, at fair value:
Common stocks, at fair value:
Bank, trusts and insurance companies	223,338	264,113	264,113
Industrial and miscellaneous and all other	363,056	337,608	337,608

Total equity securities, at fair value	586,394	601,721	601,721

Short-term investments	199,503	199,503	199,503

Other invested assets	234,367	238,093	238,093

Total	$3,665,946	$3,634,254	$3,634,254

      As further described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2000 through December 31, 2005.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,

	2005	2004

	(Restated)	(Restated)
	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $22,475)	$22,380	$—
Investment in subsidiary, at equity	2,218,910	1,935,577
Cash and cash equivalents	80,053	1,743

Total investments and cash	2,321,343	1,937,320
Accrued investment income	522	—
Income taxes recoverable	—	20,485
Other assets	3,637	7,704

Total assets	$2,325,502	$1,965,509

LIABILITIES
Debt obligations	$469,155	$376,040
Income taxes payable	758	—
Interest payable	4,624	3,271
Payable for acquisition of subsidiary common stock	200,000	—
Other liabilities	11,510	17,962

Total liabilities	686,047	397,273

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding	40	—
Common shares, $0.01 par value; 500,000,000 shares authorized; 69,242,857 and 65,142,857 shares issued, respectively	692	651
Additional paid-in capital	984,571	791,896
Treasury shares, at cost (115,325 and 387,879 shares, respectively)	(2,916)	(9,426)
Unearned stock compensation	(1,770)	(2,818)
Accumulated other comprehensive income, net of deferred income taxes	119,039	122,218
Retained earnings	539,799	665,715

Total shareholders’ equity	1,639,455	1,568,236

Total liabilities and shareholders’ equity	$2,325,502	$1,965,509

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Years Ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	(In thousands)
REVENUES
Net investment income	$2,757	$10	$145
Net realized capital gains (losses)	—	1	(21)
Equity in undistributed net income (loss) of subsidiary	(76,051)	229,283	272,571

Total revenues	(73,294)	229,294	272,695

EXPENSES
Other expense, net	23,882	13,477	7,912
Interest expense	29,991	25,609	12,656
Loss on early extinguishment of debt	3,822	—	—

Total expenses	57,695	39,086	20,568

Income (loss) before income taxes	(130,989)	190,208	252,127

Federal and foreign income tax provision (benefit):
Current	5,205	(3,452)	—
Deferred	(20,472)	(11,541)	(7,155)

Total federal and foreign income tax benefit	(15,267)	(14,993)	(7,155)

Net income (loss)	(115,722)	205,201	259,282
Preferred dividends	(1,944)	—	—

Net income available to common shareholders	(117,666)	205,201	259,282
Retained earnings, beginning of year	665,715	468,621	216,247
Dividends to common shareholders	(8,250)	(8,107)	(6,908)

Retained earnings, end of year	$539,799	$665,715	$468,621

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(115,722)	$205,201	$259,282
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss of subsidiary	76,051	(229,283)	(272,571)
Federal and foreign income taxes	21,276	10,655	(642)
Other assets and liabilities, net	(1,243)	5,806	1,224
Bond premium amortization, net	(83)	—	24
Amortization of restricted shares	2,869	1,778	1,132
Net realized investment (gains) losses	—	(1)	21
Loss on early extinguishment of debt	3,822	—	—

Net cash used in operating activities	(13,030)	(5,844)	(11,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	—	—	15,000
Purchases of fixed income securities	(22,392)	—	—
Acquisition of subsidiary	—	(43,029)	—
Capital contribution to subsidiary	(185,000)	—	(165,000)

Net cash provided by (used in) investing activities	(207,392)	(43,029)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share issuance	102,135	—	—
Net proceeds from preferred share issuance	97,511	—	—
Net proceeds from debt issuance	123,168	—	222,480
Repayment of debt	(34,202)	(101)	(50,000)
Net proceeds from sale of interest rate contract	—	—	8,667
Purchase of treasury shares	(4,130)	(10,090)	(284)
Dividends on common shares	(8,250)	(8,107)	(6,908)
Dividend from subsidiary	22,500	55,000	—

Net cash provided by financing activities	298,732	36,702	173,955

Increase (decrease) in cash and cash equivalents	78,310	(12,171)	12,425
Cash and cash equivalents, beginning of year	1,743	13,914	1,489

Cash and cash equivalents, end of year	$80,053	$1,743	$13,914

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY
      (1) The condensed financial information of the registrant should be read in conjunction with the consolidated financial statements and Notes to consolidated financial statements included elsewhere herein. As further described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2000 through 2005. The restated amounts are reflected in equity in undistributed net (income) loss of subsidiary in the condensed statements of operations.
      Certain prior year amounts have been reclassified to conform to the balance sheet presentation as of December 31, 2005.
      (2) The registrant’s investment in Odyssey America is accounted for under the equity method of accounting.

SCHEDULE III
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INSURANCE INFORMATION
AS OF DECEMBER 31, 2005 AND 2004 AND
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

								Amortization
		Net unpaid						of net
	Deferred	losses and					Net losses	deferred
	policy	loss	Gross	Net	Net	Net	and loss	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expenses	costs	expenses

	(In thousands)
Year Ended December 31, 2005
Americas	$90,939	$2,342,604	$357,760	$1,043,797	$1,051,162	$165,891	$1,186,196	$246,250	$76,058
EuroAsia	37,120	464,561	133,984	512,704	516,175	7,694	326,043	114,333	22,547
London Market	21,205	786,457	127,906	375,249	386,076	34,347	348,759	57,218	29,725
U.S. Insurance	22,086	317,301	214,835	369,919	323,407	9,403	200,613	52,351	17,700
Holding Company	—	—	—	—	—	2,757	—	—	—

Totals	$171,350	$3,910,923	$834,485	$2,301,669	$2,276,820	$220,092	$2,061,611	$470,152	$146,030

Year Ended December 31, 2004
Americas	$93,511	$2,014,130	$366,902	$1,205,585	$1,230,016	$137,169	$907,623	$314,195	$61,196
EuroAsia	35,796	369,185	133,847	530,774	482,359	6,409	299,791	104,365	18,222
London Market	25,815	589,125	151,884	389,803	422,777	14,654	293,560	72,948	27,421
U.S. Insurance	14,397	199,451	172,123	235,643	198,359	6,006	130,132	24,348	13,926
Holding Company	—	—	—	—	—	10	—	—	—

Totals	$169,519	$3,171,891	$824,756	$2,361,805	$2,333,511	$164,248	$1,631,106	$515,856	$120,765

Year Ended December 31, 2003
Americas	$106,273	$1,699,431	$395,996	$1,248,237	$1,174,327	$123,617	$811,577	$329,960	$54,537
EuroAsia	25,296	258,197	99,140	389,159	364,996	3,441	248,652	75,800	14,401
London Market	27,787	353,782	178,535	377,314	336,974	5,750	205,458	60,954	25,614
U.S. Insurance	8,066	60,035	141,836	141,369	95,627	1,855	70,360	9,806	6,756
Holding Company	—	—	—	—	—	145	—	—	—

Totals	$167,422	$2,371,445	$815,507	$2,156,079	$1,971,924	$134,808	$1,336,047	$476,520	$101,308

      As further described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2000 through December 31, 2005.

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

SCHEDULE VI
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Gross
		reserves for						Net losses and loss		Amortization
		unpaid	Discount,					adjustment expenses		of net	Net paid
	Deferred	losses and	if any					incurred related to:		deferred	losses and
	policy	loss	deducted	Gross	Net	Net	Net			policy	loss
Affiliation with	acquisition	adjustment	in previous	unearned	premiums	premiums	investment	current	prior	acquisition	adjustment
Registrant	costs	expenses	column	premiums	written	earned	income	Year	Year	costs	expenses

(In thousands)
Year Ended December 31, 2005:
(a) Consolidated property-casualty insurance entities	$171,350	$5,117,708	$90,342	$834,485	$2,301,669	$2,276,820	$220,092	$1,888,946	$172,665	$470,152	$1,294,451
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2004:
(a) Consolidated property-casualty insurance entities	$169,519	$4,224,624	$76,725	$824,756	$2,361,805	$2,333,511	$164,248	$1,441,086	$190,020	$515,856	$932,646
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2003:
(a) Consolidated property-casualty insurance entities	$167,422	$3,399,535	$66,682	$815,507	$2,156,079	$1,971,924	$134,808	$1,208,112	$127,935	$476,520	$843,367
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
      As further described in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2000 through December 31, 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      None.
Item 9A.     Controls and Procedures

(a)	Restatement of the Consolidated Financial Statements
      This Amendment No. 1 on Form 10-K/A to Odyssey Re Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission on March 31, 2006, is being filed to reflect the restatement of our consolidated financial statements as of and for the years ended December 31, 2001 through 2005, and the notes related thereto, as discussed in the section entitled “Second Restatement” in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K/A, to correct errors associated with the accounting for certain investments held by the Company.
      The Company’s decision to restate its financial statements follows a re-evaluation by the Company of the accounting considerations previously applied to these transactions.
      In connection with the Second Restatement, management identified an additional material weakness in its internal control over financial reporting, which management has concluded existed at December 31, 2005. See Management’s Report on Internal Control over Financial Reporting presented below.

(b)	Evaluation of Disclosure Controls and Procedures
      Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K/A. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to ensure timely decisions regarding required disclosures.
      An evaluation was conducted under the supervision of, and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation and in light of the material weaknesses in internal control over financial reporting described below, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2005.
      Notwithstanding the existence of these material weaknesses, the Company’s management has concluded that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects the Company’s financial position and the results of their operations and cash flows in conformity with accounting principles generally accepted in the United States (“generally accepted accounting principles”).

(c)	Management’s Report on Internal Controls over Financial Reporting (Restated)
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
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework.”
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses as of December 31, 2005:

1) The Company did not maintain effective controls over the accounting for complex reinsurance transactions. Specifically, the Company did not have effective controls designed and in place over the consideration and application of relevant generally accepted accounting principles and the evaluation and documentation of risk transfer for complex reinsurance transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and as of and for each of the quarters in the nine months ended September 30, 2005, as well as audit adjustments in the fourth quarter to the Company’s consolidated financial statements as of and for the year ended December 31, 2005, to correct gross premiums written, net premiums written, net premiums earned, losses and loss adjustment expenses, acquisition costs, other underwriting expenses, other expenses and the related balance sheet accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would be material to the annual or interim consolidated financial statements and would not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting, management has determined that this control deficiency constitutes a material weakness as of December 31, 2005.

2) The Company did not maintain effective controls, review procedures and communications related to investment accounting to ensure conformity with generally accepted accounting principles. Specifically, communications and effective controls were not in place surrounding the consideration and application of relevant generally accepted accounting principles to the identification, valuation and presentation of: 1) derivatives embedded in certain debt securities, and 2) certain equity method investments. This control deficiency resulted in adjustments to the Company’s consolidated financial statements as of and for the periods ended December 31, 2001 through 2005, and as of and for each of the related quarters therein. Additionally, this control deficiency could result in a misstatement of net investment income, net realized investment gains (losses), fixed income securities, common stocks, federal and foreign income taxes, other liabilities, shareholders’ equity, earnings per share and other comprehensive income, and the related accounts and disclosures that would be material to the Company’s annual or interim financial statements and would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      As a result of the material weaknesses described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2005, based on the criteria established in “Internal Control — Integrated Framework” issued by the COSO.
      Management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weakness described in item 1 above. However, management subsequently determined that the material weakness described in item 2 above also existed as of December 31, 2005. Accordingly, we have restated our report on internal control over financial reporting to include this additional material weakness.

      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

(d)	Evaluation of Changes in Internal Control Over Financial Reporting
      Management’s initiation of a re-evaluation of the accounting considerations previously applied to certain reinsurance transactions was a change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(e)	Management’s Remediation Initiatives
      To date, management has initiated a re-evaluation of the accounting considerations previously applied to certain investment transactions and certain reinsurance transactions to remediate the material weaknesses identified above.

1) To address the material weakness related to the accounting for complex reinsurance contracts, management is implementing a remediation plan which will supplement the existing controls of the Company. Management is in various stages of implementing the remediation plan, which will supplement the existing controls of the Company, that addresses the following elements: (i) the imposition of limitations on the ability for the Company to enter into multi-year, retrospectively-rated contracts, or contracts that include certain features or characteristics that have the effect of allowing the contracts to operate as multi-year, retrospectively-rated contracts; (ii) the implementation of additional monitoring controls which ensures that the accounting of complex reinsurance contracts is reviewed on a quarterly basis; (iii) the adoption of additional controls relating to the purchase of ceded reinsurance, including risk transfer documentation for all ceded reinsurance contracts; (iv) the strengthening of existing controls to ensure enhanced communication with the Company’s accounting department when considering complex reinsurance transactions to be entered into by the Company; (v) the enhancement of the Company’s general underwriting guidelines relating to underwriting restrictions and risk transfer compliance review; and (vi) the implementation of any additional controls which are deemed necessary to address the issues raised during our audit process.

2) To address the material weakness related to investment accounting, management will implement a remediation plan that will supplement the existing controls of the Company. The remediation plan will address the following elements: (i) the implementation of additional monitoring controls which ensure that the accounting for investments is reviewed on a quarterly basis, (ii) the procurement and review of pertinent information to substantiate the determination of the appropriateness of the accounting for significant investments, (iii) the improvement of the Company’s process for assessing the applicability of existing and new accounting pronouncements affecting the accounting treatment of investment transactions, (iv) the strengthening of existing controls to ensure an enhanced understanding of investment transactions through improved communication with the Company’s investment manager and (v) the implementation of any additional controls that are deemed necessary to address the issues raised during our continued review of investment controls.
      The material weaknesses will be fully remediated when, in the determination of the Company’s management, the revised control processes have been designed and are operating effectively for a sufficient period of time to provide reasonable assurance as to their effectiveness. The remediation and ultimate resolution of the Company’s material weaknesses will be reviewed with the Audit Committee of the Company’s Board of Directors.

Item 9B.	Other Information
      No information required to be disclosed in a current report on Form 8-K during the three months ended December 31, 2005 was not so reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers,” “Audit Committee Financial Expert,” “Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement (Proxy Statement) for the 2006 Annual General Meeting of Shareholders, which was filed with the Securities and Exchange Commission on April 3, 2006, which sections are incorporated herein by reference.
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
Date: October 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard	President, Chief Executive Officer and Director (Principal Executive Officer)	October 16, 2006

/s/ R. SCOTT DONOVAN R. Scott Donovan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 16, 2006

/s/ ANTHONY J. NARCISO, JR. Anthony J. Narciso, Jr.	Senior Vice President and Controller (Principal Accounting Officer)	October 16, 2006

* V. Prem Watsa	Director	October 16, 2006

* James F. Dowd	Director	October 16, 2006

* Frank B. Bennett	Director	October 16, 2006

Peter M. Bennett	Director

* Anthony F. Griffiths	Director	October 16, 2006

* Samuel A. Mitchell	Director	October 16, 2006

Signature		Title	Date

* Brandon Sweitzer		Director	October 16, 2006

Paul M. Wolff		Director

*By:	/s/ Andrew A. Barnard Attorney-in-fact

EXHIBIT INDEX

Number	Title of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001). Also see Exhibits 4.8 and 4.9 hereto.

3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

4.2	Indenture dated June 18, 2002 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).

4.3	Registration Rights Agreement dated June 18, 2002 between Odyssey Re Holdings Corp. and Banc of America Securities LLC regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).

4.4	Indenture dated October 31, 2003 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 6.875% Senior Notes due 2015 and the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

4.5	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

4.6	Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).

4.7	Global Security dated May 13, 2005, representing $125,000,000 aggregate principal amount of 6.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.8	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.9	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.10	Form of Stock Certificate evidencing the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.11	Form of Stock Certificate evidencing the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.12	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series A (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

4.13	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series B (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

Number	Title of Exhibit

10.1	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

10.2	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

10.3	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002) (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

10.4	Employment Agreement dated as of September 14, 2005 between Andrew A. Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on September 16, 2005.**

10.5	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.6	Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut and guarantee of Odyssey Re Holdings Corp. executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004) which amends the Lease Agreement between TIG Insurance Company and First Stamford Place Company, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

10.7	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

10.8	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2003).

10.9	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Clearwater Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.10	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Hudson Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.11	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Newline Underwriting Management Ltd. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.12	Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

Number	Title of Exhibit

10.13	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

10.14	Term Note dated as of June 19, 2001, including Postponement Agreement dated as of January 31, 2002 related thereto (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

10.15	Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

10.16	Indemnification Agreement in favor of Odyssey Reinsurance Corporation from Fairfax Financial Holdings Limited dated as of March 20, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

10.17	Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.18	Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.19	Odyssey Re Holdings Corp. Restricted Share Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**

10.20	Odyssey Re Holdings Corp. Stock Option Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**

10.21	Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**

10.22	Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**

10.23	Odyssey America Reinsurance Corporation 401(k) Excess Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.24	Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.25	Exchange Agreement among TIG Insurance Company, ORH Holdings Inc. and Odyssey Re Holdings Corp dated as of June 19, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

10.26	Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

10.27	Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

10.28	Note Purchase Agreement dated as of November 15, 2001 among Odyssey Re Holdings Corp. and the purchasers listed in Schedule A attached thereto, including the form of Notes issued in connection therewith (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

Number		Title of Exhibit

10.29		Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement filed on March 21, 2002).**

10.30		Credit Agreement dated as of September 23, 2005 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, and the other parties thereto, and the promissory notes executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2005).

21.1		List of the Registrant’s Subsidiaries (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

*23		Consent of PricewaterhouseCoopers LLP.

24		Powers of Attorney (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement