Form 10-Q
period 2006-09-30
ODYSSEY RE HOLDINGS CORP
filed 2006-11-09
CIK 1137048

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2006	Commission File Number: 1-16535
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)
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
(Check one):     Large accelerated filer ☐           Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 8, 2006

Common Stock, $.01 par value per share	71,164,571

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION
PART I — Item 1.     Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $2,391,041 and $2,645,682, respectively)	$2,356,018	$2,594,937
Equity securities:
Common stocks, at fair value (cost $539,107 and $586,394, respectively)	587,917	601,721
Common stocks, at equity	238,939	566,996
Short-term investments, at cost which approximates fair value	315,260	199,503
Cash and cash equivalents	2,850,596	1,528,427
Cash collateral for borrowed securities	297,541	240,642
Other invested assets	155,162	238,093

Total investments and cash	6,801,433	5,970,319
Accrued investment income	32,736	46,843
Premiums receivable	503,361	550,496
Reinsurance recoverable on paid losses	138,133	140,881
Reinsurance recoverable on unpaid losses	790,089	1,206,785
Prepaid reinsurance premiums	62,046	84,696
Funds held by reinsureds	165,179	172,896
Deferred acquisition costs	159,400	171,350
Federal and foreign income taxes	113,315	234,871
Other assets	235,103	67,475

Total assets	$9,000,795	$8,646,612

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,153,446	$5,117,708
Unearned premiums	784,865	834,485
Reinsurance balances payable	115,116	160,185
Funds held under reinsurance contracts	102,909	167,020
Debt obligations	523,850	469,155
Obligation to return borrowed securities	115,048	82,543
Other liabilities	197,699	176,061

Total liabilities	6,992,933	7,007,157

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 70,660,997 and 69,242,857 shares issued, respectively	707	692
Additional paid-in capital	1,015,281	984,571
Treasury shares, at cost (17,036 and 115,325 shares, respectively)	(412)	(2,916)
Unearned stock compensation	—	(1,770)
Accumulated other comprehensive income, net of deferred income taxes	43,117	119,039
Retained earnings	949,129	539,799

Total shareholders’ equity	2,007,862	1,639,455

Total liabilities and shareholders’ equity	$9,000,795	$8,646,612

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

REVENUES
Gross premiums written	$1,796,842	$2,009,268	$619,972	$734,134
Ceded premiums written	144,558	230,625	46,507	102,505

Net premiums written	1,652,284	1,778,643	573,465	631,629
(Increase) decrease in unearned premiums	31,147	(55,828)	(28,095)	(41,125)

Net premiums earned	$1,683,431	$1,722,815	$545,370	$590,504
Net investment income	403,147	164,075	83,194	47,642
Net realized investment gains	160,873	69,983	1,439	51,364

Total revenues	2,247,451	1,956,873	630,003	689,510

EXPENSES
Losses and loss adjustment expenses	1,122,290	1,518,556	375,945	712,771
Acquisition costs	354,527	346,901	107,719	110,881
Other underwriting expenses	110,809	108,938	38,793	36,659
Other expense, net	16,411	15,964	6,476	4,337
Interest expense	28,098	21,992	9,590	8,075
Loss on early extinguishment of debt	2,403	3,738	—	1,678

Total expenses	1,634,538	2,016,089	538,523	874,401

Income (loss) before income taxes	612,913	(59,216)	91,480	(184,891)

Federal and foreign income tax provision (benefit):
Current	178,791	44,998	26,877	(6,048)
Deferred	12,083	(65,773)	4,601	(57,191)

Total federal and foreign income tax provision (benefit)	190,874	(20,775)	31,478	(63,239)

Net income (loss)	422,039	(38,441)	60,002	(121,652)
Preferred dividends	(6,163)	—	(2,109)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$415,876	$(38,441)	$57,893	$(121,652)

BASIC
Weighted average common shares outstanding	68,488,404	64,087,642	68,709,671	64,155,438
Basic earnings (loss) per common share	$6.07	$(0.60)	$0.84	$(1.90)
DILUTED
Weighted average common shares outstanding	72,281,170	64,087,642	71,946,236	64,155,438
Diluted earnings (loss) per common share	$5.77	$(0.60)	$0.81	$(1.90)
DIVIDENDS
Dividends declared per common share	$0.094	$0.094	$0.031	$0.031
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$422,039	$(38,441)	$60,002	$(121,652)
Other comprehensive income (loss), net of tax	(75,922)	6,688	69,602	(38,676)

Comprehensive income (loss)	$346,117	$(31,753)	$129,604	$(160,328)

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
(In thousands, except share amounts)

	Nine Months Ended
	September 30,

	2006	2005

PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$—

COMMON SHARES (par value)
Balance, beginning of period	692	651
Common shares issued during the period	15	—

Balance, end of period	707	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	984,571	791,896
Cumulative effect of change in accounting for unearned stock compensation	(1,770)	—
Common shares issued during the period	31,118	—
Net effect of share-based compensation	1,362	(8,132)

Balance, end of period	1,015,281	783,764

TREASURY STOCK (at cost)
Balance, beginning of period	(2,916)	(9,426)
Purchases during the period	(2,342)	(1,591)
Reissuance during the period	4,846	10,174

Balance, end of period	(412)	(843)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	(1,770)	(2,818)
Cumulative effect of change in accounting for unearned stock compensation	1,770	—
Forfeitures of restricted shares during the period	—	439
Amortization of restricted shares during the period	—	435

Balance, end of period	—	(1,944)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	119,039	122,218
Unrealized net appreciation (depreciation) on securities, net of reclassification adjustment	(82,907)	42,488
Foreign currency translation adjustments	6,985	(35,800)

Balance, end of period	43,117	128,906

RETAINED EARNINGS
Balance, beginning of period	539,799	665,715
Net income (loss)	422,039	(38,441)
Dividends to preferred shareholders	(6,163)	—
Dividends to common shareholders	(6,546)	(6,088)

Balance, end of period	949,129	621,186

TOTAL SHAREHOLDERS’ EQUITY	$2,007,862	$1,531,720

COMMON SHARES OUTSTANDING
Balance, beginning of period	69,127,532	64,754,978
Issued during the period	1,418,140	—
Net treasury shares reissued	98,289	353,723

Balance, end of period	70,643,961	65,108,701

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$422,039	$(38,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in premiums receivable and funds held, net	(51,583)	(35,937)
Increase (decrease) in unearned premiums	(26,970)	51,894
Increase in unpaid losses and loss adjustment expenses	452,434	623,763
(Increase) decrease in federal and foreign income taxes receivable	164,992	(87,297)
(Increase) decrease in deferred acquisition costs	11,950	(7,182)
Other assets and liabilities, net	(181,205)	(15,880)
Net realized investment gains	(160,873)	(69,983)
Bond discount amortization, net	(12,935)	(7,325)
Amortization of stock-based compensation	4,101	2,506
Loss on early extinguishment of debt	2,403	3,738

Net cash provided by operating activities	624,353	419,856

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	138,570	40,673
Sales of fixed income securities	233,518	1,237,400
Purchases of fixed income securities	(166,239)	(1,412,260)
Sales of equity securities	889,749	204,086
Purchases of equity securities	(361,111)	(208,203)
Net purchases of other invested assets	(56,901)	(42,279)
Net change in cash collateral for borrowed securities	18,112	(64,469)
Net change in obligation to return borrowed securities	29,321	34,827
Net increase in short-term investments	(111,944)	(3,084)

Net cash provided by (used in) investing activities	613,075	(213,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from debt issuance	99,286	123,169
Repayment of debt	(19,333)	(33,618)
Purchase of treasury shares	(2,342)	(844)
Dividends paid to preferred shareholders	(5,997)	—
Dividends paid to common shareholders	(6,487)	(6,088)
Proceeds from exercise of stock options	2,167	1,185
Excess tax benefit from stock-based compensation	505	—

Net cash provided by financing activities	67,799	83,804

Effect of exchange rate changes on cash and cash equivalents	16,942	(23,258)

Increase in cash and cash equivalents	1,322,169	267,093
Cash and cash equivalents, beginning of period	1,528,427	1,150,748

Cash and cash equivalents, end of period	$2,850,596	$1,417,841

Supplemental disclosures of cash flow information:
Interest paid	$26,620	$12,598

Income taxes paid	$25,934	$66,530

Non-cash activity (see Note 8):
Conversion of 4.375% convertible debentures	$(27,868)	$—

Issuance of common stock	$27,868	$—

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation
      Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s (collectively, “Newline”); Newline Insurance Company Ltd.; Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of September 30, 2006, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 78.5% of OdysseyRe. The Company was deconsolidated from the United States tax group of Fairfax, effective August 28, 2006; the Company, accordingly, will file a separate consolidated tax return. The deconsolidation has no effect on the Company’s tax position.
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP has been omitted since it is not required for interim reporting purposes. Readers should review the Company’s 2005 Annual Report on Form 10-K/ A for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all adjustments that, in management’s opinion, are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. The results for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results for a full year.

2.	Restatement of Financial Results
      On March 31, 2006, the Company restated its consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as its unaudited financial information as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with certain reinsurance contracts entered into by the Company between 1998 and 2004. On August 28, 2006, the Company restated its unaudited financial information as of and for the three months ended March 31, 2006, to correct for accounting errors associated with certain investments held by the Company, and on October 16, 2006 the Company filed an Annual Report on Form 10-K/ A to reflect the impact of this restatement on its consolidated financial statements as of and for the years ended December 31, 2001 through 2005. The total cumulative impact of these restatements through December 31, 2005 was to decrease shareholders’ equity by $19.6 million, after tax. The aggregate net effect of the restatements attributable to the nine and three months ended September 30, 2005 was to increase net loss available to common shareholders by $20.8 million and $24.7 million, after tax, or $0.32 and $0.39 per fully diluted common share, respectively. The effects of the restatements are reflected in the Company’s consolidated financial statements and accompanying notes included herein.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	Earnings Per Share
      Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period, adjusted for interest expense on the 4.375% convertible senior debentures, by the weighted-average number of common shares outstanding during the period, inclusive of: vested and non-vested shares granted under the OdysseyRe Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Company’s convertible debt to equity securities. Restricted shares, stock options or the effect of the conversion of the convertible debt and the related interest expense are not included in the calculation of diluted earnings per common share, if the effect would be anti-dilutive.
      Net income (loss) per common share for the nine and three months ended September 30, 2006 and 2005 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income (loss)	$422,039	$(38,441)	$60,002	$(121,652)
Preferred dividends	(6,163)	—	(2,109)	—

Net income (loss) available to common shareholders — basic	415,876	(38,441)	57,893	(121,652)
Interest expense on 4.375% convertible senior debentures, net of tax	1,437	—	328	—

Net income (loss) available to common shareholders — diluted	$417,313	$(38,441)	$58,221	$(121,652)

Weighted average common shares outstanding — basic	68,488,404	64,087,642	68,709,671	64,155,438

Effect of dilutive shares:
4.375% convertible senior debentures	3,374,258	—	2,812,725	—
Stock options	122,900	—	155,292	—
Restricted shares	295,608	—	268,548	—

Total effect of dilutive shares	3,792,766	—	3,236,565	—

Weighted average common shares outstanding — diluted	72,281,170	64,087,642	71,946,236	64,155,438

Net earnings (loss) per common share:
Basic	$6.07	$(0.60)	$0.84	$(1.90)
Diluted	5.77	(0.60)	0.81	(1.90)
      Stock options and restricted stock awards to purchase 113,506 and 95,007 shares of common stock during the nine and three months ended September 30, 2006, respectively, were excluded from the computations of weighted average shares for diluted earnings per share, due to the antidilutive effect during those periods. For the nine and three months ended September 30, 2005, the Company incurred a loss; therefore, stock options, restricted stock awards and shares related to the 4.375% convertible senior debentures were excluded from the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
weighted average shares for diluted earnings per share, due to the antidilutive effect during those periods. Had a loss not been recorded, the Company would have evaluated the dilutive effect of 6,021,513 and 5,454,069 shares for the nine and three months ended September 30, 2005, respectively.

4.	Investments
      A summary of the Company’s investment portfolio as of September 30, 2006, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$1,440,388	$8,986	$81,001	$1,368,373
States, municipalities and political subdivisions	175,930	5,101	502	180,529
Foreign governments	404,798	15,807	883	419,722
All other corporate	369,925	21,152	3,683	387,394

Total fixed income securities	2,391,041	51,046	86,069	2,356,018

Common stocks, at fair value:
Banks, trusts and insurance companies	127,368	25,271	6,906	145,733
Industrial, miscellaneous and all other	411,739	46,650	16,205	442,184

Total common stocks, at fair value	539,107	71,921	23,111	587,917

Short-term investments:
United States government, government agencies and authorities	149,782	—	—	149,782
All other	165,478	—	—	165,478

Total short-term investments	315,260	—	—	315,260

Cash and cash equivalents	2,850,596	—	—	2,850,596

Cash collateral for borrowed securities	297,541	—	—	297,541

Total	$6,393,545	$122,967	$109,180	$6,407,332

      Common stocks under equity accounting were carried at $238.9 million as of September 30, 2006, reflecting gross unrealized appreciation of $25.0 million and gross unrealized depreciation of $3.9 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $155.2 million as of September 30, 2006, reflecting $0.9 million of gross unrealized appreciation and gross unrealized depreciation of $0.1 million.
      As of September 30, 2006, fixed income securities had an average yield to maturity, based on fair values, of 5.7% before investment expenses. As of September 30, 2006 the duration of fixed income securities was 10.3 years. Including short-term investments, cash and cash equivalents of $3.2 billion, the duration was 4.5 years.

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
      The fair values of fixed income securities and common stocks (at fair value) are based on the quoted market prices of the investments as of the close of business on September 30, 2006 and December 31, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Gains (Losses)
      The following table sets forth the components of net investment income for the nine and three months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest on fixed income securities	$106,109	$97,416	$35,111	$30,580
Dividends on common stocks, at fair value	11,397	11,008	1,856	3,430
Net income (loss) of common stocks, at equity	175,696	27,499	5,244	(164)
Interest on cash and short-term investments	86,019	36,300	37,492	15,594
Other invested assets	42,480	14,051	9,751	5,960

Gross investment income	421,701	186,274	89,454	55,400
Less: investment expenses	11,555	9,120	4,059	1,447
Less: interest on funds held under reinsurance contracts	6,999	13,079	2,201	6,311

Net investment income	$403,147	$164,075	$83,194	$47,642

      The following table sets forth the components of net realized investment gains and losses for the nine and three months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Fixed income securities:
Realized investment gains	$33,287	$122,778	$3,860	$64,559
Realized investment losses	15,769	64,508	4,578	49,524

Net realized investment gains (losses)	17,518	58,270	(718)	15,035

Equity securities:
Realized investment gains	185,432	93,751	71,886	75,219
Realized investment losses	29,846	33,242	7,356	—

Net realized investment gains	155,586	60,509	64,530	75,219

Derivative securities:
Realized investment gains	7,564	30,899	(29,121)	(14,425)
Realized investment losses	80,804	45,529	42,621	13,807

Net realized investment losses	(73,240)	(14,630)	(71,742)	(28,232)

Other securities:
Realized investment gains	91,480	16,985	21,047	5,870
Realized investment losses	30,471	51,151	11,678	16,528

Net realized investment gains (losses)	61,009	(34,166)	9,369	(10,658)

Total realized investment gains:
Realized investment gains	317,763	264,413	67,672	131,223
Realized investment losses	156,890	194,430	66,233	79,859

Net realized investment gains	$160,873	$69,983	$1,439	$51,364

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Included in gross realized investment losses for the nine months ended September 30, 2006 and 2005 are $11.0 million and $51.8 million, respectively, related to realized investment losses on the other-than-temporary write-down of fixed income and equity investments. The amount for 2006 reflects $8.1 million attributable to private equity investments, which are included in other invested assets and a $2.9 million write-down to fixed income securities. The amount for 2005 reflects $17.9 million attributable to fixed income securities, $16.9 million related to equity securities and $17.0 million attributable to other securities. There were $8.1 million of other-than-temporary write-downs of securities during the three months ended September 30, 2006 related to fixed income securities and other securities. Gross realized investment losses for the three months ended September 30, 2005 include $15.2 million related to realized investment losses on the other-than-temporary write-down of fixed income and other securities.

(b)	Changes in Unrealized Appreciation (Depreciation)
      The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the nine and three months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Fixed income securities	$15,723	$(28,930)	$121,679	$(79,868)
Equity securities	(140,344)	93,669	16,830	22,169
Other invested assets	(2,927)	628	925	(293)

Change in unrealized net appreciation (depreciation) of investments	(127,548)	65,367	139,434	(57,992)
(Provision) benefit for deferred income taxes	44,641	(22,879)	(48,803)	20,297

Net change in unrealized net appreciation (depreciation) of investments	$(82,907)	$42,488	$90,631	$(37,695)

(c)	Common Stocks, at Equity
      Common stocks, at equity, totaled $238.9 million as of September 30, 2006, compared to $567.0 million as of December 31, 2005. The following table shows the components of common stocks, at equity, as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005

Hub International Limited	$95,047	$54,548
TRG Holding Corporation	74,330	75,580
HWIC Asia Fund, Class A Shares	—	371,895
Fairfax Asia Limited	49,172	46,405
Advent Capital (Holdings) PLC	18,242	16,014
MFXchange Holdings Inc	1,966	2,210
Other common stock	182	344

Total common stock, at equity	$238,939	$566,996

      During the nine months ended September 30, 2006, the Company redeemed its interest in HWIC Asia Fund (“HWIC Asia”), an investment vehicle that primarily invests in public foreign equities. HWIC Asia had been reflected in the Company’s consolidated financial statements in accordance with the equity method

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
of accounting. The other investors in HWIC Asia are predominantly Fairfax affiliates. The carrying value of investments reflected in the underlying value of HWIC Asia is established at their fair value based on quoted market prices. In accordance with the equity method of accounting, interest and dividend income, and realized gains and losses of HWIC Asia are included in net investment income. Prior to the redemption of HWIC Asia, the net amount of unrealized appreciation or depreciation of the Company’s proportional interest in investments held by HWIC Asia, net of applicable deferred income taxes, was reflected in the Company’s shareholders’ equity in accumulated other comprehensive income. The Company recorded unrealized appreciation, net of deferred income taxes, of $112.2 million as of December 31, 2005, related to its interest in HWIC Asia.
      The following table reflects the effect of the Company’s redemption of HWIC Asia shares during the nine and three months ended September 30, 2006 and the three months ended June 30 and March 31, 2006 (in thousands):

	Nine Months Ended	Three Months Ended

	September 30,	September 30,	June 30,	March 31
	2006	2006	2006	2006

Shares redeemed	6,016	661	2,409	2,946
Consideration	$424,372	$48,059	$161,063	$215,250
Realized gain (loss), pre-tax	$75,149	$5,766	$(18,293)	$87,676
Interest at end of period:
Voting	—	—	22.4%	30.4%
Economic	—	—	39.6%	39.6%
      The Company’s equity in the net income of HWIC Asia, which excludes net realized investment gains from the Company’s redemptions discussed above, is included in pre-tax net investment income and is comprised of the following items (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Equity in net investment income of HWIC Asia	$1,061	$5,501	$329	$4,732
Equity in net realized capital gains of HWIC Asia	167,646	27,913	555	1,233

Equity in net income of HWIC Asia, before taxes	$168,707	$33,414	$884	$5,965

      Including realized investment gains of $75.1 million and $5.8 million for the nine and three months ended September 30, 2006, respectively, related to the redemption of HWIC Asia shares, total realized investment gains from the Company’s interest in HWIC Asia were $242.8 million and $6.4 million pre-tax for the nine and three months ended September 30, 2006, and $27.9 million and $1.2 million for the nine and three months ended September 30, 2005, respectively.

(d)	Restricted Assets
      The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions in which the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of September 30, 2006, restricted assets totaled $1.1 billion, with $647.2 million included in fixed income securities and the remaining balance of $499.2 million included in short-term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Accumulated Other Comprehensive Income (Loss)
      The following table shows the components of the change in accumulated other comprehensive income (loss) for the nine and three months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Beginning balance of accumulated other comprehensive income (loss)	$119,039	$122,218	$(26,485)	$167,582

Beginning balance of unrealized net appreciation (depreciation) on securities	106,137	68,496	(67,401)	148,679
Ending balance of unrealized net appreciation on securities	23,230	110,984	23,230	110,984

Current period change in unrealized net appreciation (depreciation) on securities	(82,907)	42,488	90,631	(37,695)

Beginning balance of foreign currency translation adjustments	14,107	54,947	42,121	20,128
Ending balance of foreign currency translation adjustments	21,092	19,147	21,092	19,147

Current period change in foreign currency translation adjustments	6,985	(35,800)	(21,029)	(981)

Beginning balance of minimum pension liability	(1,205)	(1,225)	(1,205)	(1,225)
Ending balance of minimum pension liability	(1,205)	(1,225)	(1,205)	(1,225)

Current period change of minimum pension liability	—	—	—	—

Current period change in accumulated other comprehensive income (loss)	(75,922)	6,688	69,602	(38,676)

Ending balance of accumulated other comprehensive income	$43,117	$128,906	$43,117	$128,906

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The components of comprehensive income (loss) for the nine and three months ended September 30, 2006 and 2005 are shown in the following table (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net income (loss)	$422,039	$(38,441)	$60,002	$(121,652)

Other comprehensive income (loss), before tax:
Unrealized net appreciation (depreciation) on securities arising during the period	34,388	119,355	152,888	(1,077)
Reclassification adjustment for realized gains included in net income (loss)	(161,937)	(53,989)	(13,455)	(56,916)
Foreign currency translation adjustments	10,746	(55,077)	(32,352)	(1,509)

Other comprehensive income (loss), before tax	(116,803)	10,289	107,081	(59,502)

Tax (expense) benefit:
Unrealized net appreciation (depreciation) on securities arising during the period	(12,036)	(41,774)	(53,511)	377
Reclassification adjustment for realized gains included in net income (loss)	56,678	18,896	4,709	19,921
Foreign currency translation adjustments	(3,761)	19,277	11,323	528

Total tax (expense) benefit	40,881	(3,601)	(37,479)	20,826

Other comprehensive income (loss), net of tax	(75,922)	6,688	69,602	(38,676)

Comprehensive income (loss)	$346,117	$(31,753)	$129,604	$(160,328)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the nine and three months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,117,708	$4,224,624	$5,128,144	$4,384,572
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	1,206,785	1,052,733	932,844	1,018,594

Net unpaid losses and loss adjustment expenses, beginning of period	3,910,923	3,171,891	4,195,300	3,365,978

Add: Losses and loss adjustment expenses incurred related to:
Current year	1,021,455	1,406,994	336,549	675,419
Prior years	100,835	111,562	39,396	37,352

Total losses and loss adjustment expenses incurred	1,122,290	1,518,556	375,945	712,771

Less: Paid losses and loss adjustment expenses related to:
Current year	157,432	190,669	79,543	78,622
Prior years	540,750	686,937	60,663	205,804

Total paid losses and loss adjustment expenses	698,182	877,606	140,206	284,426

Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	—	(78,000)	—

Effects of exchange rate changes	28,326	(17,188)	10,318	1,330

Net unpaid losses and loss adjustment expenses, end of period	4,363,357	3,795,653	4,363,357	3,795,653
Add: Ceded unpaid losses and loss adjustment expenses, end of period	790,089	1,133,741	790,089	1,133,741

Gross unpaid losses and loss adjustment expenses, end of period	$5,153,446	$4,929,394	$5,153,446	$4,929,394

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
      Losses and loss adjustment expenses incurred related to current years were $1,021.5 million for the nine months ended September 30, 2006, a decrease of $385.5 million from $1,407.0 million for the nine months

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
ended September 30, 2005. The decrease in losses and loss adjustment expenses was principally related to a decline in current year catastrophe events of $342.7 million, ($29.5 million for the nine months ended September 30, 2006 compared to $372.2 million for the nine months ended September 30, 2005). For the nine months ended September 30, 2005, current year catastrophe events of $372.2 million include $299.3 million related to Hurricanes Katrina and Rita and $24.6 million related to Windstorm Erwin.
      Losses and loss adjustment expenses incurred related to current years were $336.5 million for the three months ended September 30, 2006, a decrease of $338.9 million from $675.4 million for the three months ended September 30, 2005. The decrease in losses and loss adjustment expenses was principally related to a decrease in current year catastrophes of $326.4 million ($13.3 million for the three months ended September 30, 2006 compared to $339.7 million for the three months ended September 30, 2005). Losses and loss adjustment expenses incurred during the three months ended September 30, 2005 include $299.3 million for Hurricanes Katrina and Rita.
      Losses and loss adjustment expenses incurred related to prior years were $100.8 million and $111.6 million for the nine months ended September 30, 2006 and 2005, respectively. Prior period losses and loss adjustment expenses for the nine months ended September 30, 2006 include $42.3 million related to 2005 and prior catastrophe activity. This includes an increase in loss estimates for Hurricane Rita in 2006, which occurred during the third quarter of 2005, of $18.1 million due principally to unexpected marine loss emergence in 2006, and an increase in loss estimates for Hurricane Wilma, which occurred during the fourth quarter of 2005, of $20.9 million due principally to the triggering of industry loss warranty contracts written by the Company resulting from deterioration in industry-wide Wilma loss estimates in 2006 as well as unexpected loss emergence on Florida proportional property accounts. The remaining amount of prior period losses of $58.5 million in 2006 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in 2006 on U.S. casualty classes of business written in 2001 and prior, including asbestos exposures. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in 2006 on business written in more recent years. Prior period losses and loss adjustment expenses for the nine months ended September 30, 2005 include an increase in loss estimates of $16.3 million on prior year catastrophes due to greater than expected loss emergence in 2005 principally related to the four Florida hurricanes (Charley, Frances, Ivan and Jeanne) (the “2004 Hurricanes”), Typhoon Songda and the Indonesian earthquake and resulting tsunami, all of which occurred during the second half of 2004. The remaining amount of prior period losses of $95.3 million in 2005 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in 2005 on U.S. casualty classes of business written in 2001 and prior. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in 2005 on business written in more recent years.
      Losses and loss adjustment expenses incurred related to prior years were $39.4 million and $37.4 million for the three months ended September 30, 2006 and 2005, respectively. Prior period losses and loss adjustment expenses for the three months ended September 30, 2006 include $11.1 million related to 2005 and prior catastrophe activity due to greater than expected loss emergence in the quarter. This includes an increase in loss estimates for Hurricanes Katrina, Rita and Wilma of $13.9 million attributable to unexpected loss emergence on marine and Florida proportional property accounts partially offset by reduced loss estimates on other prior period property catastrophes due to favorable emergence in the period. The remaining amount of prior period losses of $28.3 million in 2006 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the quarter on U.S. casualty classes of business written in 2001 and prior. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in the quarter on business written in more recent years. Prior period losses and loss adjustment expenses for the three months ended September 30, 2005 include $2.6 million related to 2004 and prior catastrophe activity, principally related to greater than expected emergence in 2005 on the 2004 Hurricanes, and the Indonesian earthquake and resulting tsunami. The remaining amount of prior period losses of $34.8 million in 2005 was predominantly attributable to increased loss estimates due to loss emergence greater

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
than expectations in the quarter on U.S. casualty classes of business written in 2001 and prior. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the quarter on business written in more recent years.
      The Company’s reinsurance protection, which covered certain amounts of its 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $71.8 million, resulting in a commutation loss of $5.5 million, pre-tax, for the three months ended September 30, 2006. The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, the Company paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, the Company accounted for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of $97.0 million in the aggregate had been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain had been amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, the Company has utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. The Company ceded losses of $13.1 million and $4.4 million to the 1995 Stop Loss Agreement for the nine and three months ended September 30, 2005, respectively, resulting in income of $8.4 million ($5.5 million after tax) and $2.8 million ($1.8 million after tax), respectively. There were no cessions to this agreement for the nine and three months ended September 30, 2006. The Company received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. In connection with the receipt of this cash, for the three months ended March 31, 2006, the Company has recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and loss adjustment expenses. During the three months ended June 30, 2006, the Company amortized an additional $1.1 million of the deferred gain.
      During the second quarter of 2006, the Company commuted certain whole account excess of loss agreements for total consideration of $80.6 million through the settlement of funds held under reinsurance contracts and the receipt of cash from the reinsurer, net of the settlement of outstanding commissions receivable. During the second quarter of 2006, the commutation of these contracts decreased the Company’s paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million. This commutation covered all outstanding whole account excess of loss agreements applicable to underwriting and accident years 1999 and prior as well as the reinsurer’s participation on underwriting years 2000 and 2001. Two whole account excess of loss agreements covering underwriting years 2000 and 2001 remain outstanding, with loss cession limits for each fully utilized as of September 30, 2006.
      The Company uses tabular reserving for workers’ compensation indemnity reserves, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2003. Reserves reported at the discounted value were $133.3 million and $126.1 million as of September 30, 2006 and December 31, 2005, respectively. The amount of case reserve discount was $65.7 million and $61.1 million as of September 30, 2006 and December 31, 2005, respectively. The amount of incurred but not reported reserve discount was $29.8 million and $29.2 million as of September 30, 2006 and December 31, 2005, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to losses from asbestos, environmental pollution and latent injury damage claims and resulting exposures. Gross unpaid asbestos and environmental losses and loss adjustment expenses as of September 30, 2006 were $318.7 million, representing 6.2% of total gross unpaid losses and loss adjustment expenses compared to $315.1 million, or 6.2% of total gross unpaid losses and loss adjustment expenses, as of December 31, 2005. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of Company and external trends in reported loss and claim payments.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the nine and three months ended September 30, 2006 and 2005, is set forth in the table below (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$274,724	$242,151	$283,506	$232,756
Add: Gross losses and loss adjustment expenses incurred	15,000	6,101	—	2,977
Less: Gross calendar year paid losses and loss adjustment expenses	9,755	13,762	3,537	1,243

Gross unpaid losses and loss adjustment expenses, end of period	$279,969	$234,490	$279,969	$234,490

Net unpaid losses and loss adjustment expenses, beginning of period	$119,268	$82,710	$137,386	$86,157
Add: Net losses and loss adjustment expenses incurred	(8,500)	6,485	3,831	3,038
Less: Net calendar year paid losses and loss adjustment expenses	(57,235)	—	(61,554)	—
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	—	(34,768)	—

Net unpaid losses and loss adjustment expenses, end of period	$168,003	$89,195	$168,003	$89,195

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$40,420	$29,898	$39,320	$34,372
Add: Gross losses and loss adjustment expenses incurred	(45)	5,758	—	21
Less: Gross calendar year paid losses and loss adjustment expenses	1,675	1,209	620	(54)

Gross unpaid losses and loss adjustment expenses, end of period	$38,700	$34,447	$38,700	$34,447

Net unpaid losses and loss adjustment expenses, beginning of period	$13,522	$16,251	$19,739	$15,935
Add: Net losses and loss adjustment expenses incurred	(1,852)	(1,807)	1,157	(1,491)
Less: Net calendar year paid losses and loss adjustment expenses	(17,275)	—	(18,614)	—
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	—	(10,565)	—

Net unpaid losses and loss adjustment expenses, end of period	$28,945	$14,444	$28,945	$14,444

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Net losses and loss adjustment expenses incurred for asbestos claims decreased $8.5 million for the nine months ended September 30, 2006. Included in this reduction is a net reserve increase of $5.0 million, a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million related to the commutation of this agreement. For the three months ended September 30, 2006, net losses and loss adjustment expenses incurred for asbestos claims increased $3.8 million, principally related to the commutation of the 1995 Stop Loss Agreement. Net losses and loss adjustment expenses incurred for environmental claims decreased $1.9 million for the nine months ended September 30, 2006. Included in this reduction is a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement. For the three months ended September 30, 2006, net losses and loss adjustment expenses incurred for environmental claims increased $1.2 million, principally related to the commutation of the 1995 Stop Loss Agreement. Net losses and loss adjustment expenses are net of amounts ceded to the 1995 Stop Loss Agreement, increased by amounts collected from nSpire Re under the 1995 Stop Loss Agreement prior to the settlement period. The $78.0 million payment from nSpire Re under the 1995 Stop Loss Agreement, as discussed in more detail in Note 6, was allocated to asbestos and environmental reserves, based on the distribution of stop loss ceded reserves prior to the receipt of the $78.0 million. As the Company received the $78.0 million in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses.
      The Company’s survival ratio for asbestos and environmental related liabilities as of September 30, 2006 is 13 years. The Company’s underlying survival ratio for environmental related liabilities is 15 years and for asbestos related liabilities is 12 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, on September 30, 2006, divided by the average paid asbestos and environmental claims for the last three years of $15.6 million which are net of reinsurance but prior to amounts ceded to the 1995 Stop Loss Agreement.

8.	Debt Obligations
      The components of debt obligations are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2006	2005

7.49% Senior Notes due 2006	$40,133	$40,729
7.65% Senior Notes due 2013	224,688	224,659
6.875% Senior Notes due 2015	124,307	124,247
Series A Floating Rate Senior Debentures due 2021	50,000	—
Series B Floating Rate Senior Debentures due 2016	50,000	—
4.375% Convertible Senior Debentures due 2022	34,722	79,520

Total debt obligations	$523,850	$469,155

      On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The debentures were sold in two tranches, $50.0 million of series A due February 2021 and $50.0 million of series B due February 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to 3-month London Interbank Offer Rate (“LIBOR”), which is calculated on a quarterly basis, plus 2.20%. The interest rate from February 22, 2006 through March 16, 2006 on each series of debentures was 6.97% per annum. Pursuant to the terms of the indentures, as a result of the delay in filing the Company’s Annual Report on Form 10-K, the annual interest rate on each series of debentures was increased, as of March 17, 2006, to 3-month LIBOR as of March 15, 2006 plus 3.20%, which equaled 8.12%. This

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
interest rate remained in effect until the filing of the Company’s Annual Report on Form 10-K on March 31, 2006, after which it reverted to the initial annual rate of 6.97% through June 14, 2006. As of September 15, 2006, the current annual interest rate on each series of debentures is 7.59%. The series A debentures are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the series B debentures are callable by the Company in 2009 at their par value, plus accrued and unpaid interest.
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
      In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrues on the Convertible Notes at a fixed rate of 4.375% per annum, which is due semi-annually on June 15 and December 15. The Convertible Notes have been redeemable at the Company’s option since June 22, 2005. Each holder of Convertible Notes may, at its option, require the Company to repurchase all or a portion of its Convertible Notes on June 22, 2007, 2009, 2012 and 2017. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder has the right to request conversion of its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions include the common stock of the Company trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, the Company is permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes are convertible during the period from August 14, 2006 through November 13, 2006. As of October 30, 2006, the conversion conditions continued to be satisfied and, therefore, the Convertible Notes will continue to be convertible during the period from November 14, 2006 through February 13, 2007. As of September 30, 2006, holders of $39.1 million principal value of Convertible Notes have elected to convert such Convertible Notes into 1.8 million shares of the Company’s common stock. As of September 30, 2006, in accordance with the Indenture, 1.3 million shares of the Company’s common stock were issued to the Convertible Notes holders, resulting in a decrease to Convertible Notes and a corresponding increase to shareholders’ equity of $27.9 million. During October 2006, 0.5 million common shares were issued related to $11.2 million principal amount of Convertible Notes that were converted. Subsequent to September 30, 2006, the Company has not received any conversion notices related to the remaining $23.5 million principal value of Convertible Notes, which could be converted into cash or 1.1 million shares of the Company’s common stock, or a combination of cash and stock, at the Company’s election.
      During the nine and three months ended September 30, 2006 and 2005, the Company repurchased portions of its Convertible Notes, as reflected in the following table (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Principal value repurchased	$16,930	$29,880	$—	$11,582
Cost of repurchase	19,333	33,618	—	13,260

Loss on early extinguishment of debt	$(2,403)	$(3,738)	$—	$(1,678)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      In December 2001, the Company issued $100.0 million aggregate principal amount of senior notes due November 30, 2006, pursuant to a private placement. Interest accrues on the senior notes at a fixed rate of 7.49% per annum, which is due semi-annually on May 31 and November 30. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the 7.49% senior notes. Immediately following the issuance of the 7.49% senior notes, the Company entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable rate of interest. In May 2003, the Company settled the interest rate swap for a pre-tax gain of $6.4 million. In accordance with hedge accounting, a basis adjustment equivalent to the $6.4 million pre-tax gain was made, increasing the carrying value of the 7.49% senior notes. The basis adjustment is being recognized into income over the remaining life of the 7.49% senior notes. In conjunction with the prepayment of the 7.49% senior notes, a portion of the basis adjustment was immediately recognized. As of September 30, 2006, the aggregate principal amount of the 7.49% senior notes outstanding was $40.0 million and the remaining basis adjustment was $0.1 million. Pursuant to the terms of the Company’s 7.49% senior notes, the Company is subject to certain covenants, none of which significantly restricts the Company’s operating activities or dividend-paying ability.
      Aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2006	$40,000
2013	225,000
2015	125,000
2016	50,000
2021	50,000
2022	34,722

Total	$524,722

      On September 23, 2005, the Company entered into a credit agreement that provides for a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. Wachovia Bank, N.A. is the administrative agent for the credit facility. As of September 30, 2006, there was $51.8 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility replaced the Company’s $90.0 million facility, which was terminated on September 23, 2005 and had a maturity date of September 27, 2005.

9.	Segment Reporting
      The Company’s operations are managed through four operating segments: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and facultative basis. The EuroAsia division writes primarily treaty and facultative property business. The London Market division operates through three distribution channels, Newline at Lloyd’s, which focuses on casualty insurance, Newline Insurance Company Limited, the Company’s recently formed London-based casualty insurer, and the London branch, which focuses on worldwide property and casualty reinsurance. The

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard automobile.
      The financial results of these divisions for the nine and three months ended September 30, 2006 and 2005 are as follows (in thousands):

			London	U.S.
Nine Months Ended September 30, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$716,637	$430,272	$272,326	$377,607	$1,796,842
Net premiums written	691,717	415,001	246,019	299,547	1,652,284
Net premiums earned	$737,759	$406,733	$251,895	$287,044	$1,683,431

Losses and loss adjustment expenses	560,535	246,993	150,506	164,256	1,122,290
Acquisition costs and other underwriting expenses	228,083	102,240	64,578	70,435	465,336

Total underwriting deductions	788,618	349,233	215,084	234,691	1,587,626

Underwriting income (loss)	$(50,859)	$57,500	$36,811	$52,353	95,805

Net investment income					403,147
Net realized investment gains					160,873
Other expense, net					(16,411)
Interest expense					(28,098)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$612,913

Underwriting ratios:
Losses and loss adjustment expenses	76.0%	60.7%	59.8%	57.2%	66.7%
Acquisition costs and other underwriting expenses	30.9	25.2	25.6	24.6	27.6

Combined ratio	106.9%	85.9%	85.4%	81.8%	94.3%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Nine Months Ended September 30, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$861,717	$418,439	$337,405	$391,707	$2,009,268
Net premiums written	813,492	396,762	294,065	274,324	1,778,643
Net premiums earned	$799,230	$395,064	$295,299	$233,222	$1,722,815

Losses and loss adjustment expenses	819,904	261,421	287,206	150,025	1,518,556
Acquisition costs and other underwriting expenses	240,475	104,544	62,835	47,985	455,839

Total underwriting deductions	1,060,379	365,965	350,041	198,010	1,974,395

Underwriting income (loss)	$(261,149)	$29,099	$(54,742)	$35,212	(251,580)

Net investment income					164,075
Net realized investment gains					69,983
Other expense, net					(15,964)
Interest expense					(21,992)
Loss on early extinguishment of debt					(3,738)

Loss before income taxes					$(59,216)

Underwriting ratios:
Losses and loss adjustment expenses	102.6%	66.2%	97.2%	64.3%	88.1%
Acquisition costs and other underwriting expenses	30.1	26.4	21.3	20.6	26.5

Combined ratio	132.7%	92.6%	118.5%	84.9%	114.6%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended September 30, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$250,226	$142,619	$95,092	$132,035	$619,972
Net premiums written	242,993	132,271	85,960	112,241	573,465
Net premiums earned	$233,042	$131,530	$81,014	$99,784	$545,370

Losses and loss adjustment expenses	192,102	84,305	41,607	57,931	375,945
Acquisition costs and other underwriting expenses	67,274	32,147	21,768	25,323	146,512

Total underwriting deductions	259,376	116,452	63,375	83,254	522,457

Underwriting income (loss)	$(26,334)	$15,078	$17,639	$16,530	22,913

Net investment income					83,194
Net realized investment gains					1,439
Other expense, net					(6,476)
Interest expense					(9,590)

Income before income taxes					$91,480

Underwriting ratios:
Losses and loss adjustment expenses	82.4%	64.1%	51.4%	58.0%	68.9%
Acquisition costs and other underwriting expenses	28.9	24.4	26.8	25.4	26.9

Combined ratio	111.3%	88.5%	78.2%	83.4%	95.8%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended September 30, 2005	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$312,797	$135,648	$142,594	$143,095	$734,134
Net premiums written	284,256	126,222	119,182	101,969	631,629
Net premiums earned	$261,147	$123,716	$117,177	$88,464	$590,504

Losses and loss adjustment expenses	399,285	79,529	175,931	58,026	712,771
Acquisition costs and other underwriting expenses	77,139	32,663	19,434	18,304	147,540

Total underwriting deductions	476,424	112,192	195,365	76,330	860,311

Underwriting income (loss)	$(215,277)	$11,524	$(78,188)	$12,134	(269,807)

Net investment income					47,642
Net realized investment gains					51,364
Other expense, net					(4,337)
Interest expense					(8,075)
Loss on early extinguishment of debt					(1,678)

Loss before income taxes					$(184,891)

Underwriting ratios:
Losses and loss adjustment expenses	152.9%	64.3%	150.1%	65.6%	120.7%
Acquisition costs and other underwriting expenses	29.5	26.4	16.6	20.7	25.0

Combined ratio	182.4%	90.7%	166.7%	86.3%	145.7%

10.	Stock Based Compensation Plans
      Effective January 1, 2006, the Company adopted, on a prospective basis, Statement of Financial Accounting Standard (“SFAS”) 123(R) “Share-Based Payments,” which is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. The prospective method requires the application of the fair value based method to compensation awards granted, modified or settled on or after the date of adoption. The approach to account for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires the expense related to all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements. Pro forma disclosure of the impact of fair value share-based payments is no longer an alternative to financial statement recognition. The Company had previously adopted the expense recognition provisions of SFAS 123, on a prospective basis, effective January 1, 2003, and since that date has included the expense related to stock options granted subsequent to January 1, 2003 in its statements of operations. In addition, the Company has historically expensed the compensation cost associated with its restricted shares plan beginning with the initial grant in 2001. Accordingly, the effect of adopting SFAS 123(R) did not have a material effect on the Company’s results of operations or financial position. Subsequent to January 1, 2006, deferred compensation related to restricted stock grants will be recognized in additional paid-in capital. In accordance with SFAS 123(R), compensation cost associated with stock options recognized during 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or after December 31, 2005, based on the grant-date fair value estimated.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Company has established three stock incentive plans (the “Plans”), the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The 2001 Option Plan and the Restricted Share Plan were each adopted during 2001. The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof.

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
      As of September 30, 2006, there was $0.4 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years. The total intrinsic value of options exercised during the nine and three months ended September 30, 2006 was approximately $1.1 million and $0.9 million, respectively, as compared to total intrinsic value of options exercised during the nine and three months ended September 30, 2005 of $0.4 million and $0.1 million, respectively.
      The following table summarizes stock option activity for the 2002 Option Plan for the nine and three months ended September 30, 2006:

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding as of beginning of period	649,249	$18.78	613,186	$18.88
Granted	10,000	24.04	—	—
Forfeited	(5,500)	19.30	(625)	19.65
Exercised	(116,875)	18.55	(75,687)	18.52

Options outstanding as of September 30, 2006	536,874	$18.93	536,874	$18.93

Vested and exercisable as of September 30, 2006	448,625	$18.62	448,625	$18.62

      The fair value of options granted during the nine months ended September 30, 2006 and 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $9.21 and $6.89 per share, respectively. The Company did not grant stock options during the three months ended September 30, 2006 and 2005. The weighted-average remaining contractual term for options outstanding as of September 30, 2006 and December 31, 2005 was 6.1 years and 6.8 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of September 30, 2006 was 5.9 years. As of September 30, 2006, the aggregate intrinsic value was $8.0 million for options outstanding and $7.0 million for options vested and exercisable.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The assumptions used in the Black-Scholes option pricing model to determine the fair value of options granted under the 2002 Option Plan follows:

	Nine Months Ended
	September 30,

	2006	2005

Risk-free interest rate	4.9%	1.9%
Expected life (years)	6.0	5.0
Expected volatility	32.0%	30.0%
Expected dividend yield	0.6%	0.6%
      The risk-free interest rate is based on a bond equivalent yield at the time of the grant with maturity dates that coincide with the expected life of the options. The expected life of the options is based on a calculation which estimates future exercise patterns based on the Company’s historical experience. The expected volatility for grants is based on the historical volatility of the Company’s stock price using weekly closing prices of the Company’s stock since the initial public offering of the Company in June 2001 and the volatility of others in the industry.

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
      As of September 30, 2006, there was $1.9 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The total fair value of the options exercised from the 2001 Option Plan during the nine and three months ended September 30, 2006 was $1.0 million and $0.2 million, respectively, as compared to the total fair value of the options exercised during the nine and three months ended September 30, 2005 of $0.1 million and $0.1 million, respectively.
      The following table summarizes stock option activity for the 2001 Option Plan for the nine and three months ended September 30, 2006:

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006

		Weighted-Average		Weighted-Average
		Fair Value		Fair Value
	Shares	at Grant Date	Shares	at Grant Date

Options outstanding as of beginning of period	142,295	$22.13	151,621	$22.84
Granted	49,113	23.15	—	—
Forfeited	(6,086)	22.89	—	—
Exercised	(41,086)	20.71	(7,385)	22.70

Options outstanding as of September 30, 2006	144,236	$22.85	144,236	$22.85

Vested and exercisable as of September 30, 2006	25,207	$23.05	25,207	$23.05

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The weighted-average remaining contractual term for options outstanding as of September 30, 2006 and December 31, 2005 was 7.6 years and 7.1 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of September 30, 2006 was 6.7 years. As of September 30, 2006, the aggregate intrinsic value was $1.5 million for options outstanding and $0.3 million for options vested and exercisable.

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
      In accordance with SFAS 123(R), the fair value of restricted share awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of September 30, 2006, there was $11.8 million of unrecognized compensation cost related to unvested restricted share awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years. SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was approximately $1.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006. The total fair value of the restricted share awards vested during the nine months ended September 30, 2006 and 2005 was $5.6 million and $1.8 million, respectively. No restricted share awards vested during the three months ended September 30, 2006 and 2005. As of September 30, 2006, the aggregate intrinsic value was $8.7 million for restricted share awards outstanding.
      The following table summarizes restricted share activity for the Restricted Share Plan for the nine and three months ended September 30, 2006:

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006

		Weighted-Average		Weighted-Average
		Fair Value		Fair Value
	Shares	at Grant Date	Shares	at Grant Date

Restricted share awards outstanding as of beginning of period	784,314	$19.54	630,257	$20.41
Granted	154,867	26.76	72,862	29.39
Vested	(230,823)	18.88	—	—
Forfeited	(5,980)	20.23	(741)	22.61

Restricted shares outstanding as of September 30, 2006	702,378	$21.34	702,378	$21.34

(c)	Employee Share Purchase Plan
      In 2001, the Company established the Employee Share Purchase Plan (the “ESPP”). Under the terms of the ESPP, eligible employees may elect to purchase Company common shares in an amount up to 10% of

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
their annual base salary. The Company purchases, on the employee’s behalf, Company common shares equal to 30% of the employee’s contribution. In the event that the Company achieves a return on equity of at least 15% in any calendar year, as computed in accordance with GAAP, additional shares are purchased by the Company for the employee’s benefit in an amount equal to 20% of the employee’s contribution during that year. During the nine and three months ended September 30, 2006, the Company purchased 65,809 shares and 18,313 shares, respectively, on behalf of employees pursuant to the ESPP. During the nine and three months ended September 30, 2005, the Company purchased 53,864 shares and 17,426 shares, respectively, on behalf of employees pursuant to the ESPP. The compensation expense recognized by the Company for purchases of the Company’s common shares under the ESPP was $0.3 million and $0.1 million for the nine and three months ended September 30, 2006 and $0.3 million and $0.1 million for the nine and three months ended September 30, 2005.

(d)	General
      For the nine and three months ended September 30, 2006, the Company recognized an expense related to all stock based compensation of $4.1 million and $1.5 million, respectively, of which $0.5 million and $0.3 million, respectively, relates to the adoption of SFAS 123(R). For the nine months ended September 30, 2006, the additional stock based compensation expense as a result of the adoption of SFAS 123(R) caused income before income taxes to decrease by $0.5 million, net income to decrease by $0.3 million, and did not have an effect on basic and diluted earnings per share. For the three months ended September 30, 2006, the additional stock based compensation expense as a result of the adoption of SFAS 123(R) caused income before income taxes to decrease by $0.3 million, net income to decrease by $0.2 million, and did not have an effect on basic and diluted earnings per share.
      Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS 123,” the Company would have been required to prepare a fair value model for such options and employees’ purchase rights and record such amount in the consolidated financial statements as compensation expense, and the Company’s net loss and loss per share for the nine and three months ended September 30, 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	For the Nine	For the Three
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005

Net loss as reported:	$(38,441)	$(121,652)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	263	89
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(517)	(172)

Pro forma net loss	$(38,695)	$(121,735)

Basic loss per common share:
As reported	$(0.60)	$(1.90)
Pro forma	(0.60)	(1.90)
Diluted loss per common share:
As reported	$(0.60)	$(1.90)
Pro forma	(0.60)	(1.90)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

11.	Employee Benefits
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
      Net benefit periodic cost, before taxes, included in the Company’s consolidated statements of operations for the nine and three months ended September 30, 2006 and 2005 is comprised of the following components (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Defined Benefit Pension Plan:
Service cost	$3,297	$2,507	$1,099	$836
Interest cost	2,000	1,770	667	590
Return on assets	(1,826)	(1,715)	(609)	(571)
Recognized net actuarial loss	459	35	153	12
Net amortization and deferral	41	41	14	14

Net benefit periodic cost	$3,971	$2,638	$1,324	$881

Excess Benefit Plans:
Service cost	$580	$517	$193	$172
Interest cost	600	601	200	201
Recognized net actuarial loss	256	248	85	83
Recognized prior service cost	(28)	(28)	(9)	(9)
Other	52	52	18	18

Net benefit periodic cost	$1,460	$1,390	$487	$465

Postretirement Benefit Plan:
Service cost	$1,156	$846	$386	$282
Interest cost	453	363	151	121
Net amortization and deferral	(62)	(78)	(20)	(26)

Net benefit periodic cost	$1,547	$1,131	$517	$377

      No contributions have been made to these plans during the nine and three months ended September 30, 2006. For the nine and three months ended September 30, 2005, $3.2 million and $1.2 million, respectively, of contributions have been made to the Defined Benefit Pension Plan.

12.	Commitments and Contingencies
      On September 7, 2005, the Company announced that it had been advised by Fairfax, the Company’s majority shareholder, that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, the Company provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of the Company’s financial results announced by it on February 9, 2006 and responded to questions with respect

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
to transactions that were part of the restatement. The Company is cooperating fully in addressing its obligations under this subpoena. This inquiry is ongoing, and the Company continues to comply with requests from the SEC and the U.S. Attorney’s office. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the amount in dispute under the Treaties that has not been recorded by the Company as of September 30, 2006 could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will not go to trial prior to the second quarter of 2007. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      During the second quarter of 2004, Odyssey America pledged to the Society and Council of Lloyd’s the equivalent of £110 million of U.S. Treasury Notes (“the pledged assets”) on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 8.9% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its newly deposited funds at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value under total investments and cash in OdysseyRe’s consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to OdysseyRe’s liquidity and capital resources. In January 2006, Odyssey America received assets with a value of approximately £38 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38 million in new funds at Lloyd’s. In September 2006, Odyssey America received assets with a value of approximately £7.5 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, Odyssey America has approximately £64.5 million pledged

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      The Company participates in Lloyd’s through its 100% ownership of Newline Syndicate 1218, where the Company provides 100% of the capacity for Newline Syndicate 1218. The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of its capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash denominated in Pounds Sterling, with a fair value of $243.2 million as of September 30, 2006, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value under total investments and cash in the Company’s consolidated financial statements and are classified as available for sale. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax that is now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Ranger to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ outstanding case loss reserves as of September 30, 2006. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Ranger provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement. The Company does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.
      As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The guarantee, which was entered into while Odyssey America and CTR were each 100% owned by Fairfax, was provided by Odyssey America to facilitate the transfer of renewal rights to CTR’s business, together with certain CTR employees, to Odyssey America in 2000 in order to further expand the Company’s international reinsurance business. The guarantee was terminated effective December 31, 2001. There were no amounts received from CTR under the guarantee, and the Company did not provide any direct consideration for the renewal rights to the business of CTR. CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax that have the responsibility for the run-off of its liabilities. Although CTR’s liabilities were assumed by Fairfax subsidiaries, the guarantee only pertains to those liabilities

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
attaching to the policies written by CTR. Fairfax has agreed to indemnify Odyssey America for all its obligations incurred under its guarantee. The Company believes that the financial resources of the Fairfax subsidiaries that have assumed CTR’s liabilities provide adequate protection to satisfy the obligations that are subject to this guarantee. The Company does not expect to make payments under this guarantee and does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.
      Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. OdysseyRe holds a 38.0% economic interest in Fairfax Asia. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. Odyssey America was given the option to reinsure a portion of the business written by Falcon. The option was not exercised and terminated on December 31, 2005. For the nine months ended September 30, 2006 and 2005, Falcon paid $0.4 million and $0.6 million, respectively, to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $51.7 million, based on Falcon’s loss reserves as of September 30, 2006. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $50.6 million as of September 30, 2006. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business.
      The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its liquidity and capital resources.
      The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner alleges that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company recognized total other-than-temporary write-downs of the carrying value of ORE, including amounts recognized in 2005, of $9.9 million. The Company recognized other-than-temporary write-downs of $5.2 million and $2.3 million for the three months ended September 30 and March 31, 2006, respectively.
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
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 155 (“SFAS 155”) “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and clarifies SFAS 133 Implementation Issue D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis. SFAS 155 will be effective in fiscal years that begin after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS 155, if any, on the Company’s financial position or results of operations.
      In September 2006, the FASB issueds FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” that amends FASB Statements 87, 88, 106, and 132(R). The Statement will improve financial reporting by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans (“plans”), in their balance sheets. The Statement will require that employers measure plan assets and obligations as of the date of their financial statements, thus increasing the transparency of financial statements. The impact of adoption of the interpretation on the Company’s financial position or results of operations has not been determined.
      In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.
      In August 2006, the SEC issued a final rule entitled, “Executive Compensation and Related Person Disclosure.” The rule amends the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. These amendments apply to disclosure in proxy and information statements, periodic reports, current reports and other filings. The rule is effective in current reports on Form 8-K for reportable events that occur on or after November 7, 2006 and in annual filings for fiscal years ending on or after December 15, 2006. The Company is currently evaluating the rule.
      In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluating a misstatement and determining its materiality using the iron curtain (balance sheet analysis) and rollover (income statement analysis) approaches, as well as correcting errors under the approaches and transition guidance. SAB 108 is effective for fiscal years ending on or after November 15, 2006.
      In September 2006, the FASB issued FAS 157, “Fair Value Measurements,” to define fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157, if any, on the Company’s financial position or results of operations.

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
      Our gross premiums written for the nine months ended September 30, 2006 were $1,796.8 million, a decrease of $212.5 million, or 10.6%, compared to gross premiums written for the nine months ended September 30, 2005 of $2,009.3 million. Our business outside of the United States accounted for 46.1% of our gross premiums written for the nine months ended September 30, 2006, compared to 44.9% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, we had net income available to common shareholders of $415.9 million and a net loss available to common shareholders of $38.4 million, respectively. As of September 30, 2006, we had total assets of $9.0 billion and total shareholders’ equity of $2.0 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 94.3% and 95.8% for the nine and three months ended September 30, 2006, respectively, compared to 114.6% and 145.7% for the nine and three months ended September 30, 2005, respectively.
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
      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, our London branch office and Newline Insurance Company Ltd., our newly formed, London-based insurance company. The London Market division writes insurance and reinsurance business worldwide.
      The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard automobile.

Premium Outlook
      We currently expect our total gross premiums written to decline in the range of 12% for the year ended December 31, 2006 as compared to 2005. This primarily reflects a reduction in the amount of reinsurance business written in 2006 on a proportional basis in certain classes of business, particularly for catastrophe exposed property business in the United States. Where appropriate, we are migrating proportional business to an excess of loss basis, which has the effect of reducing written premiums attributable to the coverage. We believe this more effectively allocates our capital resources in line with the underlying characteristics of the business. Proportional business represented 56.5% of our reinsurance gross premiums written for the year ended December 31, 2005, compared to 50.4% for the nine months ended September 30, 2006. Included in our gross premiums written for the nine months ended September 30, 2006 and 2005 is $4.1 million and $59.9 million, respectively, in reinstatement premiums primarily attributable to the 2005 hurricanes, which occurred in the second half of 2005. The absence of major catastrophes in 2006 has resulted in the decrease in reinstatement premiums. In addition, while pricing generally remains adequate across the casualty market, we expect a decline in casualty classes of business, reflecting lower levels of reinsurance purchased by our customers, and increased competition in certain specialty classes.
Restatement of Financial Results
      On March 31, 2006, we restated our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our unaudited financial information as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with certain reinsurance contracts entered into by us between 1998 and 2004. On August 28, 2006, we restated our unaudited financial information as of and for the three months ended March 31, 2006, to correct for accounting errors associated with certain investments we held, and on October 16, 2006 we filed an Annual Report on Form 10-K/ A to reflect the impact of this restatement on our consolidated financial statements as of and for the years ended December 31, 2001 through 2005. The total cumulative impact of these restatements through December 31, 2005 was to decrease shareholders’ equity by $19.6 million, after tax. The aggregate net effect of the restatements attributable to the nine and three months ended September 30, 2005 was to increase net loss available to common shareholders by $20.8 million and $24.7 million, after tax, or $0.32 and $0.39 per fully diluted common share, respectively. The effects of the restatements are reflected in our consolidated financial statements and accompanying notes included herein.
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
      Readers should review our 2005 Annual Report on Form 10-K/ A for a more complete description of our accounting estimates.

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
      The following table displays, by division, the estimates included in our consolidated financial statements as of September 30, 2006 and 2005 and June 30, 2006 and 2005 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	2006				2005

	As of	As of	Change	Change	As of	As of	Change	Change
	September 30,	June 30,	Third	Year to	September 30,	June 30,	Third	Year to
Division	2006	2006	Quarter	Date	2005	2005	Quarter	Date

	Gross Premiums Written
Americas	$246.3	$212.1	$34.2	$(34.0)	$272.9	$249.9	$23.0	$(1.2)
EuroAsia	127.1	150.8	(23.7)	4.2	113.8	134.4	(20.6)	(1.8)
London Market	43.7	56.8	(13.1)	(29.3)	71.6	45.0	26.6	10.4

Total	$417.1	$419.7	$(2.6)	$(59.1)	$458.3	$429.3	$29.0	$7.4

	Acquisition Costs
Americas	$52.8	$44.3	$8.5	$(7.6)	$57.1	$59.4	$(2.3)	$(11.1)
EuroAsia	43.4	47.7	(4.3)	6.9	38.8	41.7	(2.9)	4.3
London Market	3.5	5.0	(1.5)	(3.1)	6.2	5.9	0.3	(2.7)

Total	$99.7	$97.0	$2.7	$(3.8)	$102.1	$107.0	$(4.9)	$(9.5)

	Premiums Receivable
Americas	$193.5	$167.8	$25.7	$(26.4)	$215.8	$190.5	$25.3	$9.9
EuroAsia	83.7	103.1	(19.4)	(2.7)	75.0	92.7	(17.7)	(6.1)
London Market	40.2	51.8	(11.6)	(26.2)	65.4	39.1	26.3	13.1

Total	$317.4	$322.7	$(5.3)	$(55.3)	$356.2	$322.3	$33.9	$16.9

	Unearned Premium Reserve
Americas	$156.1	$125.0	$31.1	$(16.5)	$175.9	$172.2	$3.7	$13.2
EuroAsia	82.5	94.7	(12.2)	(14.1)	79.5	92.1	(12.6)	(17.8)
London Market	13.6	19.8	(6.2)	(8.6)	20.0	21.7	(1.7)	6.4

Total	$252.2	$239.5	$12.7	$(39.2)	$275.4	$286.0	$(10.6)	$1.8

      Premium estimates, acquisition costs, premiums receivable and unearned premium reserves are established on a contract level for significant accounts due but not reported by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts reported by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period. Subsequent adjustments based on actual results are recorded in the period in which they become known. The estimated premiums receivable balances are considered fully collectible. The estimates primarily represent the most current two underwriting years of account for which all corresponding reported accounts have been settled within contract terms. The estimates are considered “critical accounting estimates” because changes in these estimates can materially affect net income.
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
      Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.6% of our gross premiums written for the nine months ended September 30, 2006. As a result, we believe the risks of material changes over time are mitigated.
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
      We rely on initial and subsequent claims reports received from ceding companies to establish our estimate of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $16.1 million and $17.3 million as of September 30, 2006 and December 31, 2005, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.
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
      Our estimate of ultimate loss is determined based on a review of the results of several commonly accepted actuarial projection methodologies incorporating the quantitative and qualitative information described above. The specific methodologies we utilize in our loss reserve review process include, but may not be limited to (i) incurred and paid loss development methods, (ii) incurred and paid Bornhuetter Ferguson (“BF”) methods and (iii) loss ratio methods. The incurred and paid loss development methods utilize loss development patterns derived from historical loss emergence trends usually based on cedant supplied claim information to determine ultimate loss. These methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. Loss ratio methods multiply expected loss ratios, derived from aggregated analyses of internally developed pricing trends, by premium to determine ultimate loss. The incurred and paid BF methods are a blend of the loss development and loss ratio methods. These methods utilize both loss development patterns, as well as expected loss ratios, to determine ultimate loss. When using the BF methods, the initial treaty year ultimate loss is based predominantly on expected loss ratios. As loss experience matures, the estimate of ultimate loss using this methodology is based predominantly on loss development patterns. We generally do not utilize methodologies that are dependent on claim counts reported, claim counts settled or claim counts open. Due to the nature of our business, this information is not routinely provided by the ceding company for every treaty. Consequently, actuarial methods utilizing this information generally cannot be relied upon by us in our loss reserve estimation process. As a result, for much of our business, the separate analysis of frequency and severity loss activity underlying overall loss emergence trends is not practical. Generally, we rely on BF and loss ratio methods for estimating ultimate loss liabilities for more recent treaty years. These methodologies, at least in part, apply a loss ratio, determined from aggregated analyses of internally developed pricing trends across reserve cells, to premium earned on that business. Adjustments to premium estimates generate appropriate adjustments to ultimate loss estimates in the quarter in which they occur using the BF and loss ratio methods. To estimate losses for more mature treaty years, we generally rely on the incurred loss development methodology, which does not rely on premium estimates. In addition, we may use other methods to estimate liabilities for specific types of claims. For property catastrophe losses, we may utilize vendor catastrophe models to estimate ultimate loss soon after a loss occurs, where loss information is not yet reported to us from cedants. The provision for asbestos loss liabilities is established based on an annual review of internal and external trends in reported loss and claim payments. IBNR is determined by subtracting the total of paid loss and case reserves including ACRs from ultimate loss.
      We complete comprehensive loss reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at September 30, 2006.
      Our most significant assumptions underlying our estimate of losses and LAE reserves are as follows: (i) that historical loss emergence trends are indicative of future loss development trends; (ii) that internally developed pricing trends provide a reasonable basis for determining loss ratio expectations for recent underwriting years; and (iii) that no provision is made for extraordinary future emergence of new classes of loss or types of loss that are not sufficiently represented in our historical database or that are not yet quantifiable if not in our database.
      We reported net adverse development for prior years of $100.8 million and $111.6 million for the nine months ended September 30, 2006 and 2005 respectively. For the three months ended September 30, 2006 and 2005 we reported net adverse development for prior years of $39.4 million and $37.4 million respectively. For the nine and three months ending September 30, 2006 and 2005, the increases in prior years’ loss estimates were due to a reevaluation of loss reserve assumptions principally related to United States casualty business written in 2001 and prior. Our actual loss emergence reported in 2006 and 2005 for United States casualty business written prior to 2002 was considerably greater than our expectations, which were based on historical loss emergence information available prior to 2006 for the nine and three months ended September 30, 2006 and prior to 2005 for the nine and three months ended September 30, 2005. Upon consideration of this new loss emergence information received during 2006 and 2005, we revised the loss development assumptions used in our United States casualty business loss reserving analyses and increased ultimate loss which had the effect of increasing our loss reserves for this business.
      The ultimate settlement value of loss and LAE related to business written in prior periods, for the nine months ended September 30, 2006 and 2005, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at December 31, 2005 and 2004 by 2.6% and 3.5%, respectively. The ultimate settlement value of loss and LAE related to business written in prior periods, for the three months ended September 30, 2006 and 2005, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at June 30, 2006 and 2005 by 0.9% and 1.1%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions based upon that information. Every 1% point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and loss adjustment expenses as of September 30, 2006 will impact pre-tax income by $43.6 million.

      If a change were to occur in the frequency and severity of claims underlying our September 30, 2006 unpaid losses and loss adjustment expenses, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

2.50% unfavorable change	$109.1
5.00% unfavorable change	218.2
7.50% unfavorable change	327.3
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
      The following table provides detail on adverse (favorable) loss and LAE development for prior years, by division, for the nine and three months ended September 30, 2006 and 2005 (in millions):

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Americas	$133.8	$133.5	$53.1	$48.7
EuroAsia	(4.0)	(0.1)	0.4	(4.5)
London Market	(6.2)	(19.3)	(6.8)	(5.8)
U.S. Insurance	(22.8)	(2.5)	(7.3)	(1.0)

Total adverse loss and LAE development	$100.8	$111.6	$39.4	$37.4

      The Americas division reported net adverse loss development for prior years of $133.8 and $133.5 million for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, the net adverse loss development reported for prior years is $53.1 and $48.7 million, respectively. For the nine months ended September 30, 2006, the increase in prior year loss estimates includes a $38.6 million increase in the loss estimates for property catastrophes due to unexpected marine loss emergence on Hurricane Rita and the triggering of industry loss warranty contracts written by us for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period as well as unexpected loss emergence on Florida proportional property contracts. The remaining adverse development on prior years of $95.2 million was principally attributable to increased loss estimates due to loss emergence greater than expectations in 2006 on U.S. casualty business written in 2001 and prior and includes $5.5 million related to the commutation of the 1995 Stop Loss Agreement (discussed below under “Reinsurance and Retrocessions”). Partially offsetting this increase was a decline in loss estimates due to loss emergence less than expectations for United States casualty business in more recent years. For the nine months ended September 30, 2005 the increase in prior year loss estimates is principally due to loss emergence greater than expectations in the period for U.S. casualty business written in 2001 and prior. For the three months ended September 30, 2006, the increase in prior year loss estimates includes a $13.4 million increase in the loss estimates for prior period property catastrophes, in particular the 2005 hurricanes, and a $39.7 million increase in loss estimates on U.S. casualty business written in 2001 and prior due to loss emergence greater than expectations in the period. For the three months ended September 30, 2005, the $48.7 million increase in prior year loss estimates is principally due to loss emergence greater than expectations in the period for U.S. casualty business written in 2001 and prior. The difficulty in anticipating the ultimate losses attributable to U.S. casualty business is due to calendar period emergence exceeding expectations that were established based on information available in prior years. This includes estimating the cost of known claims and, more importantly, estimating the cost of claims where no reports have yet been made. In addition, the ability to anticipate the ultimate value of losses is made difficult by the long period of time that elapses before an actual loss is known and determinable, particularly for professional liability lines where claims are often litigated to achieve a settlement. In particular, competitive market conditions during the 1997 to 2001 period have resulted in unexpectedly prolonged emergence patterns as a result of: (i) an increasing level of deductibles, (ii) expanded coverage, (iii) expanded policy terms and (iv) a proliferation of corporate improprieties and bankruptcies. Losses attributable to general liability and excess workers’ compensation classes of business during the 1997 to 2001 period have also demonstrated a higher incidence of severity due to relatively broad coverage available under policy forms used during these periods. These factors have adversely impacted our ability to estimate losses and LAE in subsequent periods attributable to business written during this period.
      The EuroAsia division reported net favorable loss development for prior years of $4.0 million, and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006, the net unfavorable loss development reported for prior years is $0.4 million. The net favorable loss development reported for prior years for the three months ended September 30, 2005 is $4.5 million. The reduction in prior year loss estimates for the nine months ended September 30, 2006 is driven by loss emergence lower than expectations during the period on prior period catastrophe losses. For the three months ended September 30, 2005, the reduction in loss estimates is attributable to loss emergence lower than expectations during the period on miscellaneous specialty lines.
      The London Market division reported net favorable loss development for prior years of $6.2 million and $19.3 million for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, the net favorable development reported for prior years is $6.8 million and $5.8 million, respectively. The decrease in prior year loss estimates for the nine months ended September 30, 2006 results from favorable loss emergence trends for proportional auto, satellite, and aviation business, partially offset by increased loss estimates due to unexpected loss emergence during the period on the 2005 hurricanes. The decrease in prior year’s loss estimates for nine months ended September 30, 2005 is principally due to lower than expected loss emergence during the period on non-catastrophe property and auto liability business. For the three months ended September 30, 2006, the decrease in prior year loss estimates is attributable to loss emergence lower than expectations in the period for general liability proportional business. For the three months ended September 30, 2005 the decrease in prior year loss estimates is attributable to loss emergence lower than expectations during the period on satellite and non-catastrophe property exposures.
      The U.S. Insurance division reported decreases in loss estimates for prior years of $22.8 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, the net favorable development for prior years is $7.3 and $1.0 million, respectively. The reduction in prior year loss estimates during the nine months ended September 30, 2006 is attributable to loss emergence lower than expectations during the period for medical malpractice and general liability. The reduction in prior year loss estimates for the nine months ended September 30, 2005 is attributable to loss emergence lower than expectations during the period for general liability. For the three months ended September 30, 2006, the reduction in loss estimates is attributable to loss emergence lower than expectations during the period in medical malpractice and general liability.
      Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events and trends that may or may not occur or develop in the future, thereby affecting assumptions of claims frequency and severity. Examples of emerging claim and coverage issues and trends in recent years that could affect reserve estimates include: (i) developments in tort liability law; (ii) legislative attempts at asbestos liability reform; (iii) uncertainties regarding the future scope of the Terrorism Risk Insurance Act of 2002; (iv) an increase in shareholder derivative suits against corporations and their officers and directors; and (v) increasing governmental focus on, and involvement in, the insurance and reinsurance industry generally. The eventual outcome of these events and trends may be different from the assumptions underlying our loss reserve estimates. In the event that loss trends diverge from expected trends during the period, we adjust our reserves to reflect the change in losses indicated by revised expected loss trends. On a quarterly basis, we compare actual emergence of the total value of newly reported losses to the total value of losses expected to be reported during the period and the cumulative value since the date of our last reserve review. Variation in actual loss emergence from expectations may result in a change in our estimate of losses and LAE reserves. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. Changes in expected claim payment rates, which represent one component of losses and LAE emergence, may impact our liquidity and capital resources, as discussed in “Liquidity and Capital Resources.”
      The following table summarizes, by type of reserve, the unpaid losses and LAE reserve as of September 30, 2006 and December 31, 2005. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of September 30, 2006			As of December 31, 2005

	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves

	(In millions)
Americas
Gross	$1,774.8	$1,192.8	$2,967.6	$1,889.8	$1,245.2	$3,135.0
Ceded	(321.7)	(103.6)	(425.3)	(605.5)	(187.0)	(792.5)

Net	$1,453.1	$1,089.2	$2,542.3	$1,284.3	$1,058.2	$2,342.5

EuroAsia
Gross	$308.0	$251.7	$559.7	$267.5	$212.1	$479.6
Ceded	(4.0)	(1.8)	(5.8)	(9.7)	(5.3)	(15.0)

Net	$304.0	$249.9	$553.9	$257.8	$206.8	$464.6

London Market
Gross	$410.0	$635.2	$1,045.2	$345.6	$664.3	$1,009.9
Ceded	(91.1)	(77.4)	(168.5)	(112.8)	(110.6)	(223.4)

Net	$318.9	$557.8	$876.7	$232.8	$553.7	$786.5

U.S. Insurance
Gross	$160.4	$420.6	$581.0	$121.6	$371.6	$493.2
Ceded	(54.8)	(135.7)	(190.5)	(49.6)	(126.3)	(175.9)

Net	$105.6	$284.9	$390.5	$72.0	$245.3	$317.3

Total
Gross	$2,653.2	$2,500.3	$5,153.5	$2,624.5	$2,493.2	$5,117.7
Ceded	(471.6)	(318.5)	(790.1)	(777.6)	(429.2)	(1,206.8)

Net	$2,181.6	$2,181.8	$4,363.4	$1,846.9	$2,064.0	$3,910.9

      Provision for IBNR in unpaid losses and LAE at September 30, 2006 is $2,181.8 million. For illustration purposes, a change in the expected loss ratio expectations for recent treaty years that increases the nine months ended September 30, 2006 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $42.1 million. A change in loss emergence trends that increases unpaid losses and LAE at September 30, 2006 by 2.5% would increase IBNR by $109.1 million.

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
      We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of September 30, 2006, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $168.0 million and $28.9 million, respectively. See Note 7 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.
      The following tables provide the gross and net asbestos and environmental losses and LAE incurred for the nine and three months ended September 30, 2006 and 2005 (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Asbestos
Gross losses and LAE incurred	$15.0	$6.1	$—	$3.0
Net losses and LAE incurred	(8.5)	6.5	3.8	3.0
Environmental
Gross losses and LAE incurred	$—	$5.8	$—	$—
Net losses and LAE incurred	(1.9)	(1.8)	1.2	(1.5)
      Net losses and loss adjustment expenses incurred for asbestos claims decreased $8.5 million for the nine months ended September 30, 2006. Included in this reduction is a net reserve increase of $5.0 million, a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million related to the commutation of this agreement.
      Net losses and loss adjustment expenses incurred for environmental claims decreased $1.9 million for the nine months ended September 30, 2006. Included in this reduction is a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement.

      For the three months ended September 30, 2006, net losses and loss adjustment expenses incurred for asbestos claims increased $3.8 million, principally related to the commutation of the 1995 Stop Loss Agreement.
      For the three months ended September 30, 2006, net losses and loss adjustment expenses incurred for environmental claims increased $1.2 million, principally related to the commutation of the 1995 Stop Loss Agreement.
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

Reinsurance and Retrocessions
      We purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on our insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple contracts. To protect against this risk, we purchase various amounts of catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. The maximum recovery from a major catastrophic event in the United States in 2005 was $75.0 million, increased by proportional protection covering targeted portions of our property business. As of December 31, 2005, our catastrophe excess of loss reinsurance protection available for losses in the United States was exhausted by losses incurred by Hurricanes Katrina, Rita and Wilma. During the nine months ended September 30, 2006, we purchased limited amounts of property catastrophe protection for our reinsurance business written in the United States. Specific reinsurance protections are placed to protect selected portions of our business outside of the United States.
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

      Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts (in millions) for these items follow:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Premiums Written
Direct	$538.1	$575.5	$190.1	$207.5
Add: assumed	1,258.7	1,433.7	429.9	526.6
Less: ceded	144.5	230.6	46.5	102.5

Net	$1,652.3	$1,778.6	$573.5	$631.6

Premiums Earned
Direct	$552.6	$547.3	$183.7	$196.0
Add: assumed	1,298.5	1,410.8	411.6	492.2
Less: ceded	167.7	235.3	49.9	97.7

Net	$1,683.4	$1,722.8	$545.4	$590.5

      The total amount of reinsurance recoverables on paid and unpaid losses as of September 30, 2006 and December 31, 2005 was $928.2 million and $1,347.7 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables and assumed reinsurance balances as of September 30, 2006 and December 31, 2005 was $42.5 million and $37.2 million, respectively.
      Our reinsurance protection, which covered certain amounts of our 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, we commuted ceded loss reserves of $71.8 million, resulting in a commutation loss of $5.5 million, pre-tax, for the three months ended September 30, 2006. The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, we paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, we accounted for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of $97.0 million in the aggregate had been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain had been amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, we have utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. We ceded losses of $13.1 million and $4.4 million to the 1995 Stop Loss Agreement for the nine and three months ended September 30, 2005, respectively, resulting in income of $8.4 million ($5.5 million after tax) and $2.8 million ($1.8 million after tax), respectively. There were no cessions to this agreement for the nine and three months ended September 30, 2006. We received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. In connection with the receipt of this cash, for the three months ended March 31, 2006, we have recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and loss adjustment expenses. During the three months ended June 30, 2006, we amortized an additional $1.1 million of the deferred gain.

      We previously purchased whole account aggregate excess of loss retrocessional coverage (“Whole Account Excess of Loss Agreements”) to manage our exposures, including catastrophic occurrences and the potential accumulation of exposures. The Whole Account Excess of Loss Agreements are broad in coverage, and include property and casualty insurance and reinsurance business written on a worldwide basis, as applicable. Classes of business excluded from coverage primarily include non-traditional business. In each calendar year, we have the ability to cede losses attributable to certain prior periods to the Whole Account Excess of Loss Agreements to the extent there are limits remaining for the period. These agreements cover business written or incepting during a defined period of time (underwriting year), which is typically twelve months, or in other cases, business earned during a defined period of time (accident year). The Whole Account Excess of Loss Agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a composite ratio (the sum of the commission and loss ratios), or in some agreements a loss ratio, in excess of a specified attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid, net of commission, by us is calculated based on a contractual fixed rate that is applied to the total premiums covered by the retrocession agreements. Each agreement includes a provision for additional premium, subject to a maximum, based on the amount of loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by OdysseyRe. The principal reinsurer under these agreements is Underwriters Reinsurance Company (Barbados) Inc.
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
      During the second quarter of 2006, we commuted certain Whole Account Excess of Loss Agreements for total consideration of $80.6 million through the settlement of funds held under reinsurance contracts (included as a liability on our consolidated balance sheet) and the receipt of cash from the reinsurer, net of the settlement of outstanding commissions receivable. During the second quarter of 2006, the commutation of these contracts decreased our paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million. This commutation covered all outstanding Whole Account Excess of Loss Agreements applicable to underwriting and accident years 1999 and prior as well as the reinsurer’s participation on underwriting years 2000 and 2001. Two Whole Account Excess of Loss Agreements covering underwriting years 2000 and 2001 remain outstanding, with loss cession limits for each fully utilized as of September 30, 2006.
      In addition to the Whole Account Excess of Loss Agreements, we entered into a three-year aggregate excess of loss reinsurance contract protecting our United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”), which indemnified us for losses in excess of an annual retention, subject to an annual limit of liability. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of our total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. We maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for 1999 and 2000. A minimum interest credit is applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. As of September 30, 2006, the loss payment account had a zero balance.
      The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreements for the nine and three months ended September 30, 2006 and 2005 (in millions):

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

Coverage period	2006	2005	2006	2005

Prior years	$—	$(2.2)	$—	$(0.9)
2000 underwriting year	0.1	4.1	—	1.7
2001 underwriting year	9.5	6.1	—	5.1

Total	$9.6	$8.0	$—	$5.9

      The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the nine and three months ended September 30, 2006 and 2005 is as follows (in millions):

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2006	2005	2006	2005

Ceded earned premium	$(1.7)	$(6.3)	$(0.1)	$(4.7)
Ceded acquisition costs	1.1	3.0	0.5	1.5
Ceded losses and LAE	9.6	8.0	—	5.9

Net underwriting income	9.0	4.7	0.4	2.7
Interest expense	(6.7)	(12.8)	(2.1)	(6.3)

Income (loss) before income taxes	$2.3	$(8.1)	$(1.7)	$(3.6)

      We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $284.0 thousand and $295.0 thousand for the nine months ended September 30, 2006 and 2005, respectively and $90.0 thousand and $(20.0) thousand for the three months ended September 30, 2006, and 2005, respectively.

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Underwriting Results
      Gross Premiums Written. Gross premiums written for the nine months ended September 30, 2006 decreased by $212.5 million, or 10.6%, to $1,796.8 million compared to $2,009.3 million for the nine months ended September 30, 2005, as reflected in the following table (in millions):

	Nine Months
	Ended September 30,		Change

Division	2006	2005	$	%

Americas	$716.6	$861.7	$(145.1)	(16.8)%
EuroAsia	430.3	418.5	11.8	2.8
London Market	272.3	337.4	(65.1)	(19.3)
U.S. Insurance	377.6	391.7	(14.1)	(3.6)

Total gross premiums written	$1,796.8	$2,009.3	$(212.5)	(10.6)%

      Total reinsurance gross premiums written for the nine months ended September 30, 2006 were $1,258.7 million compared to $1,433.7 million for 2005, a decrease of 12.2%. Total insurance gross premiums written for the nine months ended September 30, 2006, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of the London Market division), were $538.1 million compared to $575.5 million for 2005, a decrease of 6.5%. For the nine months ended September 30, 2006, total reinsurance gross premiums written represented 70.1% (71.4% in 2005) of our business, while insurance represented the remaining 29.9% (28.6% in 2005).
      Americas. Gross premiums written in the Americas division for the nine months ended September 30, 2006 were $716.6 million, a decrease of $145.1 million, or 16.8%, as compared to $861.7 million for the nine months ended September 30, 2005. These amounts represented 39.9% of our gross premiums written for the nine months ended September 30, 2006 and 42.9% for the nine months ended September 30, 2005. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $591.6 million for the nine months ended September 30, 2006 decreased $123.2 million, or 17.2%, compared to $714.8 million for the nine months ended September 30, 2005. The decline in gross premiums written is attributable to a decrease of $53.7 million in the alternative risk and non-traditional classes, which is primarily the result of cancellations and non-renewals of accounts, and a decrease across casualty classes of business of $20.9 million due to more competitive market conditions, particularly in professional liability and automobile classes. Property business decreased by $40.2 million, or 20.4%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in property business is primarily attributable to a decrease in reinstatement premiums of $19.4 million related to 2005 catastrophes, with the remaining decrease attributable to the non-renewal of a large block of proportional property exposure in Florida and the Gulf region.

•	Latin America — Gross premiums written of $101.6 million for the nine months ended September 30, 2006 decreased $6.6 million, or 6.1%, compared to $108.2 million for the nine months ended September 30, 2005. The decrease is due to a decrease in property proportional business of $4.9 million and excess business of $1.7 million.

•	Canada — Gross premiums written of $22.7 million for the nine months ended September 30, 2006 decreased $15.1 million, or 39.9%, compared to $37.8 million for the nine months ended September 30, 2005. The reduction in gross premiums written was primarily due to the cancellation of certain personal automobile business by ceding companies based on their decision to retain more of their business. In certain cases, this included the return of unearned premiums to the ceding company.

      EuroAsia. Gross premiums written in the EuroAsia division for the nine months ended September 30, 2006 were $430.3 million, an increase of $11.8 million, or 2.8%, as compared to $418.5 million for the nine months ended September 30, 2005. These amounts represented 23.9% of our gross premiums written for the nine months ended September 30, 2006 and 20.8% in the corresponding period of 2005. This increase is primarily attributable to exchange rate movements during the first nine months of 2006 compared to 2005 as the U.S. dollar weakened against the Euro, reflecting higher volume of property, liability and marine business, offset by lower volume in motor, credit and bonds, aviation and accident and health classes of business.
      London Market. Gross premiums written in the London Market division for the nine months ended September 30, 2006 were $272.3 million, a decrease of $65.1 million, or 19.3%, as compared to $337.4 million for the nine months ended September 30, 2005. These amounts represented 15.2% of our gross premiums written for the nine months ended September 30, 2006 and 16.8% for the nine months ended September 30, 2005. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $111.8 million for the nine months ended September 30, 2006 decreased $41.8 million, or 27.2%, compared to $153.6 million for the nine months ended September 30, 2005. Gross premiums written from property business, which represents 36.4% of London Branch for the nine months ended September 30, 2006, decreased by $33.3 million, or 45.0%, for the nine months ended September 30, 2006 compared to the corresponding period of 2005, principally due to a decrease in reinstatement premiums related to the 2005 storms, combined with ceding companies choosing to retain more business. Marine and aviation business decreased by $0.2 million, or 0.3%, for the nine months ended September 30, 2006 compared to the corresponding period in 2005. Casualty business decreased by $8.4 million, or 26.2%, in 2006 compared to the corresponding period of 2005 due to the non-renewal of business that did not meet our underwriting criteria.

•	Newline — Gross premiums written of $160.5 million for the nine months ended September 30, 2006 decreased $23.3 million, or 12.7%, compared to $183.8 million for the nine months ended September 30, 2005. The decrease was primarily attributable to lower liability business which generally reflects more competitive market conditions, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the nine months ended September 30, 2006 were $377.6 million, a decrease of $14.1 million, or 3.6%, as compared to $391.7 million for the nine months ended September 30, 2005. These amounts represented 21.0% of our gross premiums written for the nine months ended September 30, 2006 and 19.5% for the nine months ended September 30, 2005. There were no meaningful new programs added during the nine months ended September 30, 2006. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division of $17.5 million and $9.9 million for the nine months ended September 30, 2006 and 2005, respectively. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the nine months ended September 30, 2006 decreased by $6.5 million, or 1.6%, over the corresponding period of 2005. Lines of business which experienced the greatest change in gross premiums written during the quarter are as follows:

•	Professional liability gross premiums written increased $14.6 million, or 17.4%, to $98.7 million for the nine months ended September 30, 2006, from $84.1 million for the nine months ended September 30, 2005. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical malpractice gross premiums written were $121.1 million for the nine months ended September 30, 2006, a decrease of $3.5 million, or 2.8%, from $124.6 million for the nine months ended September 30, 2005 as a result of increased competition. Medical malpractice, our largest line of business in the U.S. Insurance division, represented 32.1% of gross premiums written in U.S. Insurance for the nine months ended September 30, 2006.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $18.1 million, or 23.3%, to $59.7 million from $77.8 million for the nine months ended September 30, 2006 and 2005, respectively, primarily due to increased competition in California and recently introduced rating restrictions in California. Umbrella business was cancelled in 2006 and no premium volume occurred during the nine months ended September 30, 2006, as compared to $5.7 million during the nine months ended September 30, 2005.

      Ceded Premiums Written. Ceded premiums written for the nine months ended September 30, 2006 decreased by $86.1 million, or 37.3%, to $144.5 million (8.0% of gross premiums written) from $230.6 million (11.5% of gross premiums written) for the nine months ended September 30, 2005. The decrease in ceded premiums written is due to the decrease in reinstatement premiums of $26.1 million primarily the result of the 2005 hurricanes and increased retentions in our U.S. Insurance business. Ceded premiums written relating to our Whole Account Excess of Loss Agreements were $1.7 million for the nine months ended September 30, 2006, compared to $4.8 million in ceded premiums written for the nine months ended September 30, 2005. The decrease of $3.1 million for the nine months ended September 30, 2006 was primarily attributable to premium adjustments under the agreements during 2005.
      Net Premiums Written. Net premiums written for the nine months ended September 30, 2006 decreased by $126.4 million, or 7.1%, to $1,652.3 million from $1,778.7 million for the nine months ended September 30, 2005. Net premiums written represent gross premiums written less ceded premiums written. The decrease in net premiums written is comprised of a decrease in our gross premiums written of $212.5 million, offset by the decrease in our ceded premiums written of $86.1 million compared to 2005.
      Net Premiums Earned. Net premiums earned for the nine months ended September 30, 2006 decreased by $39.4 million, or 2.3%, to $1,683.4 million, from $1,722.8 million for the nine months ended September 30, 2005. Net premiums earned decreased by $61.5 million, or 7.7%, in the Americas division and by $43.4 million, or 14.7%, in the London Market division, offset by an increase in the EuroAsia division of $11.7 million, or 3.0%, and in the U.S. Insurance division of $53.8 million, or 23.1%.
      Losses and Loss Adjustment Expenses. Net losses and LAE incurred decreased 26.1% to $1,122.3 million for the nine months ended September 30, 2006, from $1,518.6 million for the nine months ended September 30, 2005 as follows (in millions):

	Nine Months Ended
	September 30,		Change

	2006	2005	$	%

Gross losses and LAE incurred	$1,229.8	$1,806.2	$(576.4)	(31.9)%
Less: ceded losses and LAE incurred	107.5	287.6	(180.1)	(62.6)

Net losses and LAE incurred	$1,122.3	$1,518.6	$(396.3)	(26.1)%

      The decrease in losses and LAE was principally related to a decline in current year catastrophe events of $342.7 million, ($29.5 million for the nine months ended September 30, 2006 versus $372.2 million for the nine months ended September 30, 2005), and a decline in development on prior years of $10.8 million ($100.8 million for the nine months ended September 30, 2006, versus $111.6 million for the nine months ended September 30, 2005). Losses and LAE for the nine months ended September 30, 2006 include unfavorable development of $100.8 million attributable to 2005 and prior years, which reflects $42.3 million for prior year catastrophe events, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period, with the remainder principally related to U.S. casualty classes of business. For the nine months ended September 30, 2005, current year catastrophe events of $372.2 million include $299.3 million related to Hurricanes Katrina and Rita and $24.6 million related to Windstorm Erwin. Losses and LAE incurred during the nine months ended September 30, 2005 include $111.6 million attributable to 2004 and prior years, which includes $16.3 million for catastrophe events occurring prior to 2005, with the remainder principally related to U.S. casualty classes of business.
      Ceded losses and LAE incurred for the nine months ended September 30, 2006 decreased by $180.1 million, or 62.6%, to $107.5 million, from $287.6 million for the nine months ended September 30,

2005. This decrease is principally attributable to a decrease of $160.2 million in property catastrophe cessions due to the decline in current year catastrophe events and a decrease in ceded losses related to our insurance operations of $24.1 million ($55.2 million for the nine months ended September 30, 2006 versus $79.3 million for the nine months ended September 30, 2005) due to increased retentions.
      The loss and LAE ratio for the nine months ended September 30, 2006 and 2005 and the percentage point change for each of our divisions and in total are as follows:

	Nine Months
	Ended
	September 30,		Percentage
			Point
Division	2006	2005	Change

Americas	76.0%	102.6%	(26.6)
EuroAsia	60.7	66.2	(5.5)
London Market	59.8	97.2	(37.4)
U.S. Insurance	57.2	64.3	(7.1)

Total losses and LAE ratio	66.7%	88.1%	(21.4)
      The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the nine months ended September 30, 2006 and 2005 (in millions):

Nine Months Ended September 30, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$560.5	76.0%	$247.0	60.7%	$150.5	59.8%	$164.3	57.2%	$1,122.3	66.7%

Catastrophe Losses:
2006 Events	$15.3	2.1%	$12.3	3.0%	$1.9	0.8%	$—	—%	$29.5	1.8%
Hurricanes Katrina, Rita and Wilma	34.2	4.6	0.2	0.1	10.4	4.1	1.3	0.4	46.1	2.7
All Other Prior Years	4.4	0.6	(2.8)	(0.7)	(4.2)	(1.7)	(1.2)	(0.4)	(3.8)	(0.2)

Total catastrophe losses	$53.9	7.3%	$9.7	2.4%	$8.1	3.2%	$0.1	—%	$71.8	4.3%

Prior period loss development including prior period catastrophe losses	$133.8	18.1%	$(4.0)	(1.0)%	$(6.2)	(2.5)%	$(22.8)	(7.9)%	$100.8	6.0%

Nine Months Ended September 30, 2005

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$819.9	102.6%	$261.4	66.2%	$287.2	97.2%	$150.1	64.3%	$1,518.6	88.1%

Catastrophe Losses:
Windstorm Erwin	$—	—%	$22.2	5.6%	$2.4	0.8%	$—	—%	$24.6	1.4%
India Floods	—	—	11.0	2.8	—	—	—	—	11.0	0.6
Hurricanes Katrina and Rita	182.8	22.9	—	—	115.5	39.1	1.0	0.4	299.3	17.4
Other 2005 Events	24.2	3.1	10.3	2.6	2.8	1.0	—	—	37.3	2.2
2004 Florida Hurricanes	2.7	0.3	—	—	1.6	0.5	—	—	4.3	0.3
All Other Prior Years	0.3	—	9.7	2.5	2.0	0.7	—	—	12.0	0.7

Total catastrophe losses	$210.0	26.3%	$53.2	13.5%	$124.3	42.1%	$1.0	0.4%	$388.5	22.6%

Prior period loss development including prior period catastrophe losses	$133.5	16.7%	$(0.1)	—%	$(19.3)	(6.5)%	$(2.5)	(1.1)%	$111.6	6.5%

      Americas Division — Losses and LAE decreased $259.4 million, or 31.6%, to $560.5 million for the nine months ended September 30, 2006, from $819.9 million for the nine months ended September 30, 2005. This resulted in a loss and LAE ratio of 76.0% for the nine months ended September 30, 2006, compared to 102.6% for the nine months ended September 30, 2005. The decrease in losses and LAE was principally due to a decrease in current year catastrophes of $191.7 million and a decline in net earned premium of $61.5 million or 7.7%. Losses and LAE in the nine months ended September 30, 2006 include adverse development of $133.8 million attributable to 2005 and prior years, principally related to U.S. casualty classes of business, and includes adverse development of $38.6 million from prior period catastrophe losses, principally Hurricanes Rita and Wilma. Losses and LAE for the nine months ended September 30, 2005 include an increase of $133.5 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business, and includes adverse development of $3.0 million on prior period catastrophes, predominantly attributable to the 2004 Hurricanes.
      EuroAsia Division — Losses and LAE decreased $14.4 million, or 5.5%, to $247.0 million for the nine months ended September 30, 2006, from $261.4 million for the nine months ended September 30, 2005. This resulted in a loss and LAE ratio of 60.7% for the nine months ended September 30, 2006, compared to 66.2% for the nine months ended September 30, 2005. This decrease is principally due to a reduction in catastrophe losses of $43.5 million ($9.7 million for the nine months ended September 30, 2006 versus $53.2 million for the nine months ended September 30, 2005). Losses and LAE for the nine months ended September 30, 2006 include a benefit of $4.0 million attributable to 2005 and prior years, principally attributable to favorable emergence on prior period catastrophe losses. Losses and LAE in the nine months ended September 30, 2005 include a decrease of $0.1 million attributable to 2004 and prior years, principally related to prior years catastrophe adverse development of $9.7 million predominantly attributable to Typhoon Songda and the Indonesian earthquake and resulting tsunami, offset by favorable emergence on liability and bond exposures.
      London Market Division — Losses and LAE decreased $136.7 million, or 47.6%, to $150.5 million for the nine months ended September 30, 2006, from $287.2 million for the nine months ended September 30, 2005. This resulted in a loss and LAE ratio of 59.8% for the nine months ended September 30, 2006, compared to 97.2% for the nine months ended September 30, 2005. The decrease in losses and LAE was principally related to a decrease in current year catastrophes of $118.8 million and a decline in net premiums earned of $43.4 million or 14.7%. Losses and LAE for the nine months ended September 30, 2006 included $6.2 million favorable development for prior years, principally due to $10.4 million unfavorable development on the 2005 hurricanes, which was offset by favorable emergence on other prior period catastrophe losses. For the nine months ended September 30, 2005, losses and LAE in the 2005 period include a benefit of

$19.3 million attributable to 2004 and prior years, principally due to satellite and non-catastrophe property exposures which offset $3.6 million of loss development from prior period catastrophe losses.
      U.S. Insurance Division — Losses and LAE increased $14.2 million, or 9.5%, to $164.3 million for the nine months ended September 30, 2006, from $150.1 million for the nine months ended September 30, 2005. This resulted in a loss and LAE ratio of 57.2% for the nine months ended September 30, 2006, compared to 64.3% for the nine months ended September 30, 2005. The increase in losses and LAE was related to the 23.1% increase in net premiums earned and was partially offset by a decrease of $22.8 million on losses and LAE attributable to 2005 and prior years, principally due to medical malpractice. For the nine months ended September 30, 2005, losses and LAE related to 2004 and prior years decreased by $2.5 million, principally due to favorable trends on general liability exposures.
      Acquisition Costs. Acquisition costs for the nine months ended September 30, 2006 were $354.5 million, an increase of $7.6 million, or 2.2%, compared to $346.9 million for the nine months ended September 30, 2005. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 21.1% for the nine months ended September 30, 2006, compared to 20.1% for the nine months ended September 30, 2005, an increase of 1.0 points. The Americas and London Market divisions’ acquisition ratios increased by 0.3 points and 3.6 points respectively, due to the change in composition of the mix of business written and adjustments to commissions in our Latin America segment, while the EuroAsia division had a slight decrease of 0.2 points. The U.S. Insurance division increased 2.3 points due to a decrease in ceded commissions as the division continues to increase its net retentions.
      Other Underwriting Expenses. Other underwriting expenses for the nine months ended September 30, 2006 were $110.8 million, compared to $108.9 million for the nine months ended September 30, 2005. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.6% for the nine months ended September 30, 2006, compared to 6.3% for the nine months ended September 30, 2005. The increase in other underwriting expense is attributable to compensation and employee benefits.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the nine months ended September 30, 2006 and 2005 for each of our divisions:

	Nine Months
	Ended
	September 30,		Percentage
			Point
Division	2006	2005	Change

Americas	30.9%	30.1%	0.8
EuroAsia	25.2	26.4	(1.2)
London Market	25.6	21.3	4.3
U.S. Insurance	24.6	20.6	4.0

Total acquisition costs and other underwriting expense ratio	27.6%	26.5%	1.1
      Our combined ratio was 94.3% for the nine months ended September 30, 2006, compared to 114.6% for the nine months ended September 30, 2005. The following table reflects the combined ratio for the nine months ended September 30, 2006 and 2005 for each of our divisions:

	Nine Months
	Ended
	September 30,		Percentage
			Point
Division	2006	2005	Change

Americas	106.9%	132.7%	(25.8)
EuroAsia	85.9	92.6	(6.7)
London Market	85.4	118.5	(33.1)
U.S. Insurance	81.8	84.9	(3.1)

Total combined ratio	94.3%	114.6%	(20.3)

Investment Results
      Net Investment Income. Net investment income for the nine months ended September 30, 2006 increased by $239.0 million, or 145.6%, to $403.1 million, from $164.1 million for the nine months ended September 30, 2005. Net investment income is comprised of gross investment income of $421.7 million less investment expenses of $18.6 million for the nine months ended September 30, 2006, compared to gross investment income of $186.3 million less investment expenses of $22.2 million for the nine months ended September 30, 2005. Higher net investment income for the nine months ended September 30, 2006 is primarily attributable to the following:

•	an increase of $135.3 million for the nine months ended September 30, 2006 over 2005 in net income due to equity accounting of HWIC Asia Fund (“HWIC Asia”), an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. During the nine months ended September 30, 2006, we redeemed our ownership interest in HWIC Asia (see Note 4 to the consolidated financial statements). Our equity in the net income of HWIC Asia included in investment income is comprised of the following items (in millions):

	Nine Months
	Ended
	September 30,

	2006	2005

Equity in net investment income of HWIC Asia	$1.1	$5.5
Equity in net realized capital gains of HWIC Asia	167.6	27.9

Equity in net income of HWIC Asia, before taxes	$168.7	$33.4

•	an increase of $943.0 million, or 17.3%, in average invested assets for the nine months ended September 30, 2006 over 2005, and higher short-term rates over the period. Investment income from cash and short-term investments was $86.0 million for the nine months ended September 30, 2006, an increase of $49.7 million, or 137.0%, over 2005; and

•	an increase of $28.4 million for the nine months ended September 30, 2006 over 2005 in net investment income on other invested assets, which includes income from hedge funds and private equity investments of $27.4 million and $6.3 million for the nine months ended September 30, 2006 and 2005, respectively.
      Excluding the positive impact of equity in net realized capital gains attributable to our equity investment in HWIC Asia, net investment income for the nine months ended September 30, 2006 was $235.5 million, an increase of $99.3 million, or 72.9%, from $136.2 million for the nine months ended September 30, 2005.
      Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in investment income attributable to HWIC Asia, was 5.0% and 3.7% for the nine months ended September 30, 2006 and 2005, respectively.
      Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $6.7 million for the nine months ended September 30, 2006, represents a decrease of $6.1 million, or 47.7%, from $12.8 million for the nine months ended September 30, 2005. The decrease was primarily attributable to cessions to the Whole Account Excess of Loss Agreements during 2005, resulting in additional interest expense for the nine months ended September 30, 2005.
      Net Realized Investment Gains. Net realized investment gains of $160.9 million for the nine months ended September 30, 2006 increased by $90.9 million from $70.0 million for the nine months ended September 30, 2005. The increase in net realized investment gains is principally due to the redemption of shares of HWIC Asia, which resulted in a net realized gain of $75.1 million, an increase in net foreign exchange gains on short-term and cash equivalents of $62.7 million, and higher net gains on equity securities of $27.3 million, offset by an increase in mark to market net realized losses of $56.4 million on derivatives and short positions and a decrease in net realized gains on fixed income securities of $40.8 million.
      Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $328.5 million for the nine months ended September 30, 2006, an increase of $230.6 million over the nine months ended September 30, 2005.
      During the nine months ended September 30, 2006 and 2005, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $11.0 million and $51.8 million, respectively, relating to equity, fixed income and other investments. Other-than-temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the nine months ended September 30, 2006 were $16.4 million, compared to $16.0 million for the nine months ended September 30, 2005. The other expense, net is primarily comprised of operating expenses of our holding company and includes audit related fees, Sarbanes-Oxley compliance consulting fees, corporate-related legal fees, consulting fees, and compensation expense. Amounts for the nine months ended September 30, 2006 include $3.5 million in legal and accounting professional fees related to restatements of financial results and regulatory matters. Amounts for the nine months ended September 30, 2005 include $6.5 million related to consulting fees in implementing procedures and documentation relating to compliance requirements under Sarbanes-Oxley. Included in other expenses, net, is an expense of $2.3 million related to contracts under deposit accounting for the nine months ended September 30, 2006, compared to a benefit of $2.7 million for the nine months ended September 30, 2005.
      Interest Expense. We incurred interest expense related to our debt obligations of $28.1 million and $22.0 million for the nine months ended September 30, 2006 and 2005, respectively. The higher amount of interest expense primarily reflects our $100.0 million senior debentures offering completed in February 2006 and our $125.0 million senior notes offering completed in May 2005.
      Federal and Foreign Income Tax Benefit/ Provision. Our federal and foreign income tax provision for the nine months ended September 30, 2006 increased by $211.7 million, to $190.9 million, compared to a tax benefit of $20.8 million for the nine months ended September 30, 2005, resulting from increased pre-tax income. Included in the income tax provision for the nine months ended September 30, 2006 is a one time tax benefit of $16.5 million which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. Our effective tax rates were 31.1% and 35.1% for the nine months ended September 30, 2006 and 2005, respectively.
      Preferred Dividends. We recorded preferred dividends related to our series A and series B non-cumulative perpetual preferred shares of $6.2 million for the nine months ended September 30, 2006. There were no preferred dividends during the nine months ended September 30, 2005, as the preferred shares were issued in October 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Underwriting Results
      Gross Premiums Written. Gross premiums written for the three months ended September 30, 2006 decreased by $114.1 million, or 15.5%, to $620.0 million, compared to $734.1 million for the three months ended September 30, 2005, as reflected in the following table (in millions):

	Three Months
	Ended
	September 30,		Change

Division	2006	2005	$	%

Americas	$250.2	$312.8	$(62.6)	(20.0)%
EuroAsia	142.6	135.6	7.0	5.2
London Market	95.1	142.6	(47.5)	(33.3)
U.S. Insurance	132.1	143.1	(11.0)	(7.7)

Total gross premiums written	$620.0	$734.1	$(114.1)	(15.5)%

      Total reinsurance gross premiums written for the three months ended September 30, 2006 were $429.9 million, compared to $526.6 million for 2005, a decrease of 18.4%. Total insurance gross premiums written for the three months ended September 30, 2006, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of the London Market division), were $190.1 million, compared to $207.5 million for 2005, a decrease of 8.4%. For the three months ended September 30, 2006, total reinsurance gross premiums written represented 69.3% (71.7% in 2005) of our business, while insurance represented the remaining 30.7% (28.3% in 2005).
      Americas. Gross premiums written in the Americas division for the three months ended September 30, 2006 were $250.2 million, a decrease of $62.6 million, or 20.0%, as compared to $312.8 million for the three months ended September 30, 2005. These amounts represented 40.4% of our gross premiums written for the three months ended September 30, 2006 and 42.6% for the three months ended September 30, 2005. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $207.5 million for the three months ended September 30, 2006 decreased $46.8 million, or 18.4%, compared to $254.3 million for the three months ended September 30, 2005. The decline in gross premiums written is attributable to a decrease of $14.1 million in the alternative risk and non-traditional classes, which is the result of cancellations and non-renewals of accounts, a decrease of $42.6 million in property business of which $21.5 million is attributable to a decrease in reinstatement premiums associated with the 2005 catastrophes, and the non-renewal of a large block of proportional business, offset by an increase of $9.1 million in casualty business.

•	Latin America — Gross premiums written of $32.0 million for the three months ended September 30, 2006 decreased $12.3 million, or 27.8%, compared to $44.3 million for the three months ended September 30, 2005. The decrease was due to the reduction of non-proportional property business during the quarter.

•	Canada — Gross premiums written of $10.4 million for the three months ended September 30, 2006 decreased $3.5 million, or 25.2%, compared to $13.9 million for the three months ended September 30, 2005. The reduction in gross premiums written was primarily due to the cancellation of business, primarily personal automobile, by ceding companies based on their decision to retain more business. This follows the cancellation of certain proportional treaties during the first quarter of 2006, which is expected to lead to lower premiums through the balance of 2006.
      EuroAsia. Gross premiums written in the EuroAsia division for the three months ended September 30, 2006 were $142.6 million, an increase of $7.0 million, or 5.2%, as compared to $135.6 million for the three months ended September 30, 2005. These amounts represented 23.0% of our gross premiums written for the three months ended September 30, 2006 and 18.5% in the corresponding period of 2005. This increase reflects higher volume of property, motor, marine, aviation, credit and bonds, offset by lower volume in liability and accident and health classes of business. In addition, exchange rate movements between the third quarter of 2006 compared to 2005 contributed to higher premiums as the U.S. dollar weakened against the Euro.
      London Market. Gross premiums written in the London Market division for the three months ended September 30, 2006 were $95.1 million, a decrease of $47.5 million, or 33.3%, as compared to $142.6 million for the three months ended September 30, 2005. These amounts represented 15.3% of our gross premiums written for the three months ended September 30, 2006 and 19.4% for the three months ended September 30, 2005. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $37.0 million for the three months ended September 30, 2006 decreased $41.2 million, or 52.7%, compared to $78.2 million for the three months ended September 30, 2005. Gross premiums written from property business, which represents 38.7% of the London Branch volume, decreased by $29.5 million, or 67.3%, for the three months ended September 30, 2006 compared to the corresponding period of 2005 principally due to a decrease in reinstatement premiums of $23.9 million relating to Hurricanes Rita and Katrina. Marine and aviation business decreased $6.0 million, or 29.1%, for the three months ended September 30, 2006 compared to the corresponding period in 2005 due to reinstatement premiums of $5.9 million for Hurricanes Rita and Katrina. Casualty business decreased $5.6 million, or $41.2%, in 2006 compared to the corresponding period of 2005.

•	Newline — Gross premiums written of $58.1 million for the three months ended September 30, 2006 decreased $6.3 million, or 9.8%, compared to $64.4 million for the three months ended September 30, 2005. The decrease was primarily attributable to lower financial lines liability business which generally reflects more competitive market conditions, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the three months ended September 30, 2006 were $132.1 million, a decrease of $11.0 million, or 7.7%, as compared to $143.1 million for the three months ended September 30, 2005. These amounts represented 21.3% of our gross premiums written for the three months ended September 30, 2006 and 19.5% for the three months ended September 30, 2005. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division of $9.9 million and $2.0 million for the three months ended September 30, 2006 and 2005, respectively. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the three months ended September 30, 2006 decreased by $3.1 million, or 2.1%, over the corresponding period of 2005. There were no meaningful new programs added during the three months ended September 30, 2006. Lines of business which experienced the greatest change in gross premiums written during the quarter are as follows:

•	Medical malpractice gross premiums written were $37.9 million for the three months ended September 30, 2006, a decrease of $9.3 million, or 19.7%, from $47.2 million for the three months ended September 30, 2005. The decrease was primarily due to lower medical malpractice premiums for hospitals and physicians. Medical malpractice, our largest line of business in the U.S. Insurance division, represented 28.7% of gross premiums written in U.S. Insurance for the three months ended September 30, 2006, compared to 33.0% for the three months ended September 30, 2005.

•	Professional liability gross premiums written increased $4.2 million, or 13.3%, to $35.8 million for the three months ended September 30, 2006, from $31.6 million for the three months ended September 30, 2005. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Our personal auto business, which includes non-standard auto business written in California and Florida, decreased $6.1 million, or 24.3%, to $19.0 million from $25.1 million for the three months ended September 30, 2006 and 2005, respectively, primarily related to the cancellation of two programs, primarily due to increased competition in California and recently introduced rating restrictions in California.

      Ceded Premiums Written. Ceded premiums written for the three months ended September 30, 2006 decreased by $56.0 million, or 54.6%, to $46.5 million (7.5% of gross premiums written) from $102.5 million (14.0% of gross premiums written) for the three months ended September 30, 2005. The decrease in ceded premiums written is due to the overall decrease in gross premiums written of 15.5%, combined with increased retentions in our U.S. Insurance business, as premiums ceded decreased by $21.3 million in the third quarter of 2006 to 3.2% of gross premiums written for the three months ended September 30, 2006, from 5.6% in the comparable 2005 period. In addition, ceded premiums written decreased by $29.2 million in the third quarter of 2006 compared to the third quarter of 2005 as a result of the reduction in reinstatement premiums associated with the 2005 catastrophes. Ceded premiums written relating to our Whole Account and Facultative Excess of Loss Agreements were immaterial for the three months ended September 30, 2006, compared to $4.2 million in ceded premiums written for the three months ended September 30, 2005. The decrease of $4.2 million for the three months ended September 30, 2006 was primarily attributable to premium adjustments under the agreements during the third quarter of 2005.
      Net Premiums Written. Net premiums written for the three months ended September 30, 2006 decreased by $58.1 million, or 9.2%, to $573.5 million from $631.6 million for the three months ended September 30, 2005. Net premiums written represent gross premiums written less ceded premiums written. The decrease in net premiums written is comprised of a decrease in gross premiums written of $114.1 million (15.5%), offset by the decrease in ceded premiums written of $56.0 million (54.6%) compared to 2005.
      Net Premiums Earned. Net premiums earned for the three months ended September 30, 2006 decreased by $45.1 million, or 7.6%, to $545.4 million, from $590.5 million for the three months ended September 30, 2005. Net premiums earned increased by $7.8 million, or 6.3%, in the EuroAsia division, and by $11.3 million, or 12.8% in the U.S. Insurance division offset by a decrease in the Americas division of $28.1 million, or 10.8% and by a decrease of $36.2 million, or 30.9% in the London Market division.
      Losses and Loss Adjustment Expenses. Net losses and LAE incurred decreased 47.3% to $375.9 million for the three months ended September 30, 2006, from $712.8 million for the three months ended September 30, 2005 as follows (in millions):

	Three Months
	Ended
	September 30,		Change

	2006	2005	$	%

Gross losses and LAE incurred	$379.4	$884.1	$(504.7)	(57.1)%
Less: ceded losses and LAE incurred	3.5	171.3	(167.8)	(98.0)

Net losses and LAE incurred	$375.9	$712.8	$(336.9)	(47.3)%

      The decrease in losses and LAE was principally related to a decrease in current year catastrophes of $326.4 million ($13.3 million for the three months ended September 30, 2006 versus $339.7 million for the three months ended September 30, 2005) and a decrease in net earned premium of $45.1 million. Losses and LAE for the three months ended September 30, 2006 include unfavorable development of $39.4 million attributable to 2005 and prior years, which reflects $11.1 million for prior year catastrophe events, principally due to an increase in loss estimates on Hurricanes Katrina, Rita and Wilma with the remainder principally related to U.S. casualty classes of business. Losses and LAE incurred during the three months ended September 30, 2005 include $299.3 million for Hurricanes Katrina and Rita and include unfavorable development of $37.4 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business.
      Ceded losses and LAE incurred for the three months ended September 30, 2006 decreased by $167.8 million, or 98.0%, to $3.5 million, from $171.3 million for the three months ended September 30, 2005. The decrease is principally due to a $137.1 million decrease in property catastrophe cessions due to a decline in current year catastrophe events and an $11.4 million decrease in cessions to the 1995 Stop Loss Agreement, which was commuted in the third quarter of 2006.
      The loss and LAE ratio for the three months ended September 30, 2006 and 2005 and the percentage point change for each of our divisions and in total is as follows:

	Three Months
	Ended
	September 30,		Percentage
			Point
Division	2006	2005	Change

Americas	82.4%	152.9%	(70.5)
EuroAsia	64.1	64.3	(0.2)
London Market	51.4	150.1	(98.7)
U.S. Insurance	58.0	65.6	(7.6)

Total loss and LAE ratio	68.9%	120.7%	(51.8)
      The following tables reflect total losses and LAE as reported for each division and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of NPE, for the three months ended September 30, 2006 and 2005 (in millions):

For the Three Months Ended September 30, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$192.1	82.4%	$84.3	64.1%	$41.6	51.4%	$57.9	58.0%	$375.9	68.9%

Catastrophe Losses:
2006 Events	$7.8	3.4%	$5.1	3.9%	$0.4	0.5%	$—	—%	$13.3	2.4%
Hurricanes Katrina, Rita and Wilma	13.8	5.9	—	—	—	—	0.1	0.1	13.9	2.6
All Other Prior Years	(0.4)	(0.2)	(1.2)	(0.9)	(1.2)	(1.5)	—	—	(2.8)	(0.5)

Total catastrophe losses	$21.2	9.1%	$3.9	3.0%	$(0.8)	(1.0)%	$0.1	0.1%	$24.4	4.5%

Prior period loss development including prior period catastrophe losses	$53.1	22.8%	$0.4	0.3%	$(6.8)	(8.4)%	$(7.3)	(7.3)%	$39.4	7.2%

For the Three Months Ended September 30, 2005

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$399.3	152.9%	$79.5	64.3%	$176.0	150.1%	$58.0	65.6%	$712.8	120.7%

Catastrophe Losses:
Windstorm Erwin	$—	—%	$0.8	0.6%	$0.3	0.3%	$—	—%	$1.1	0.2%
India Floods	—	—	9.6	7.8	—	—	—	—	9.6	1.6
Hurricanes Katrina and Rita	182.8	70.0	—	—	115.5	98.5	1.0	1.1	299.3	50.7
Other 2005 Events	21.9	8.4	8.5	6.9	(0.7)	(0.6)	—	—	29.7	5.0
2004 Florida Hurricanes	0.8	0.3	—	—	0.7	0.6	—	—	1.5	0.3
All Other Prior Years	1.5	0.6	(0.9)	(0.7)	0.5	0.4	—	—	1.1	0.2

Total catastrophe losses	$207.0	79.3%	$18.0	14.6%	$116.3	99.2%	$1.0	1.1%	$342.3	58.0%

Prior period loss development including prior period catastrophe losses	$48.7	18.7%	$(4.5)	(3.6)%	$(5.8)	(4.9)%	$(1.0)	(1.1)%	$37.4	6.3%

      Americas Division — Losses and LAE decreased $207.2 million, or 51.9%, to $192.1 million for the three months ended September 30, 2006, from $399.3 million for the three months ended September 30, 2005. This resulted in a loss and LAE ratio of 82.4% for the three months ended September 30, 2006, compared to 152.9% for the three months ended September 30, 2005. The decrease in incurred losses is principally due to a decrease in current year catastrophes of $196.9 million. There was also a decline in net earned premium of $28.1 million, or 10.8%. Losses and LAE in the three months ended September 30, 2006 period include adverse development of $53.1 million attributable to 2005 and prior years, which reflects prior year catastrophe losses of $13.4 million principally attributable to Hurricane Rita and Hurricane Wilma, with the remainder attributable to U.S. casualty classes of business. Losses and LAE for the three months ended September 30, 2005 include an increase of $48.7 million attributable to 2004 and prior years, principally related to U.S. casualty classes of business (including an increase of $2.3 million from prior period catastrophe losses).
      EuroAsia Division — Losses and LAE increased $4.8 million, or 6.0%, to $84.3 million for the three months ended September 30, 2006, from $79.5 million for the three months ended September 30, 2005. This resulted in a loss and LAE ratio of 64.1% for the three months ended September 30, 2006, compared to 64.3% for the three months ended September 30, 2005. This increase is principally due to an increase in earned premium of $7.8 million or 6.3%. For the three months ended September 30, 2006, losses and LAE include $3.9 million for property catastrophe events. For the three months ended September 30, 2005, losses and LAE include $18.0 million for property catastrophe events, which included $9.6 million for the India flood. Losses and LAE in the three months ended September 30, 2005 include favorable development of $4.5 million attributable to 2004 and prior years, principally related to miscellaneous specialty lines (including favorable development of $0.9 million from prior period catastrophe losses).
      London Market Division — Losses and LAE decreased $134.4 million, or 76.4%, to $41.6 million for the three months ended September 30, 2006, from $176.0 million for the three months ended September 30, 2005. This resulted in a loss and LAE ratio of 51.4% for the three months ended September 30, 2006, compared to 150.1% for the three months ended September 30, 2005. The decrease in incurred losses is principally due to a decrease in current year catastrophes of $114.7 million. For the three months ended September 30, 2006, losses and LAE include favorable development of $6.8 million attributable to 2005 and prior years. For the three months ended September 30, 2005, losses and LAE include a benefit of $5.8 million attributable to 2004 and prior years, principally related to satellite and non-catastrophe property exposures.
      U.S. Insurance Division — Losses and LAE decreased $0.1 million, or 0.2%, to $57.9 million for the three months ended September 30, 2006, from $58.0 million for the three months ended September 30, 2005. This resulted in a loss and LAE ratio of 58.0% for the three months ended September 30, 2006, compared to 65.6% for the three months ended September 30, 2005. This decrease in losses and LAE is related to a benefit of $7.3 million attributable to 2005 and prior years relating to better than expected emergence on medical malpractice and general liability exposures offset by a 12.8% increase in net premiums earned. For the three months ended September 30, 2005, losses and LAE related to 2004 and prior years decreased by $1.0 million.
      Acquisition Costs. Acquisition costs for the three months ended September 30, 2006 were $107.7 million, a decrease of $3.2 million, or 2.9%, compared to $110.9 million for the three months ended September 30, 2005. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, for the three months ended September 30, 2006 and 2005 was 19.8% and 18.8%, respectively. The London Market division’s acquisition ratio increased by 7.0 points, the EuroAsia division had a slight increase of 0.1 points, while the Americas division had a decrease of 1.6 points. The U.S. Insurance division increased 1.1 points due to a decrease in ceded commissions as the division continues to increase its net retentions.
      Other Underwriting Expenses. Other underwriting expenses for the three months ended September 30, 2006 were $38.8 million, compared to $36.7 million for the three months ended September 30, 2005. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 7.1% for the three months ended September 30, 2006, compared to 6.2% for the three months ended September 30, 2005. The increase in other underwriting expenses is attributable to higher compensation and employee benefits.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended September 30, 2006 and 2005 for each of our divisions:

	Three Months
	Ended
	September 30,		Percentage
			Point
Division	2006	2005	Change

Americas	28.9%	29.5%	(0.6)
EuroAsia	24.4	26.4	(2.0)
London Market	26.8	16.6	10.2
U.S. Insurance	25.4	20.7	4.7

Total acquisition costs and other underwriting expense ratio	26.9%	25.0%	1.9
      Our combined ratio was 95.8% for the three months ended September 30, 2006, compared to 145.7% for the three months ended September 30, 2005. The following table reflects the combined ratio for the three months ended September 30, 2006 and 2005 for each of our divisions:

	Three Months
	Ended
	September 30,		Percentage
			Point
Division	2006	2005	Change

Americas	111.3%	182.4%	(71.1)
EuroAsia	88.5	90.7	(2.2)
London Market	78.2	166.7	(88.5)
U.S. Insurance	83.4	86.3	(2.9)

Total combined ratio	95.8%	145.7%	(49.9)

Investment Results
      Net Investment Income. Net investment income for the three months ended September 30, 2006 increased by $35.6 million, or 74.8%, to $83.2 million, from $47.6 million for the three months ended September 30, 2005. Net investment income is comprised of gross investment income of $89.5 million less investment expenses of $6.3 million for the three months ended September 30, 2006, compared to gross investment income of $55.4 million less investment expenses of $7.8 million for the three months ended

September 30, 2005. Higher net investment income for the three months ended September 30, 2006 is primarily attributable to the following:

•	an increase of $965.8 million, or 17.0%, in average invested assets for the three months ended September 30, 2006 over 2005, and higher short-term rates over the period. Investment income from cash and short-term investment was $37.5 million for the three months ended September 30, 2006, an increase of $21.9 million, or 140.4%, over the three months ended September 30, 2005. Investment income from fixed income securities was $35.1 million for the three months ended September 30, 2006, compared to $30.6 million for the three months ended September 30, 2005, an increase of $4.5 million.

•	included in the change in investment income from equity securities was a decrease of $5.0 million for the three months ended September 30, 2006 over 2005 in net income due to equity accounting of HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. As of September 30, 2006, we have redeemed our ownership interest in HWIC Asia (see Note 4 to the consolidated financial statements). Our equity in the net income of HWIC Asia included in investment income is comprised of the following items (in millions):

	Three Months
	Ended
	September 30,

	2006	2005

Equity in net investment income of HWIC Asia	$0.3	$4.7
Equity in net realized capital gains of HWIC Asia	0.6	1.2

Equity in net income of HWIC Asia, before taxes	$0.9	$5.9

•	increases of $3.8 million and $3.8 million for the three month periods ended September 30, 2006 and 2005, respectively, in net investment income on other invested assets, and equity securities.
      Excluding the positive impact of equity in net realized capital gains attributable to our equity investment in HWIC Asia, net investment income for the three months ended September 30, 2006 was $82.6 million, an increase of $36.2 million, or 78.0%, from $46.4 million for the three months ended September 30, 2005.
      Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in net investment income attributable to HWIC Asia, was 5.0% and 3.7% for the three months ended September 30, 2006 and 2005, respectively.
      Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $2.1 million for the three months ended September 30, 2006, and represents a decrease of $4.2 million, or 66.7%, from $6.3 million for the three months ended September 30, 2005. The decrease was primarily attributable to cessions to the Whole Account Excess of Loss Agreements during the third quarter of 2005 resulting in additional interest expense for the three months ended September 30, 2005.
      Net Realized Investment Gains. Net realized investment gains of $1.4 million for the three months ended September 30, 2006 decreased by $50.0 million, from $51.4 million for the three months ended September 30, 2005. The decrease in net realized investment gains is principally due to an increase in mark-to-market net realized losses of $46.2 million on derivatives and short positions, a decrease in net realized gains from fixed income and equity securities of $15.8 million and $10.7 million, respectively, offset by an increase in net foreign exchange gains on short-term and cash equivalents of $17.9 million.
      Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $2.0 million for the three months ended September 30, 2006, a decrease of $50.6 million compared to the three months ended September 30, 2005.

      During the three months ended September 30, 2006 and 2005, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $8.1 million and $15.2 million, respectively, relating to fixed income and other investments. Other-than-temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the three months ended September 30, 2006 were $6.5 million, compared to $4.3 million for the three months ended September 30, 2005. The other expense, net is primarily comprised of operating expenses of our holding company and includes audit related fees, Sarbanes-Oxley compliance consulting fees, corporate-related legal fees, consulting fees and compensation expense. The increase is due to compensation expense, offset by a reduction in Sarbanes-Oxley compliance consulting fees. Included in other expenses, net, is an expense of $0.2 million related to contracts under deposit accounting for the three months ended September 30, 2006, compared to a benefit of $1.1 million for the three months ended September 30, 2005.
      Interest Expense. We incurred interest expense related to our debt obligations of $9.6 million and $8.1 million for the three months ended September 30, 2006 and 2005, respectively. The higher amount of interest expense primarily reflects our $100.0 million senior debentures offering completed in February 2006.
      Federal and Foreign Income Tax Benefit/ Provision. Our federal and foreign income tax provision for the three months ended September 30, 2006 increased by $94.7 million, to $31.5 million, compared to a tax benefit of $63.2 million for the three months ended September 30, 2005, resulting from increased pre-tax income. Our effective tax rate was 34.4% for the three months ended September 30, 2006, compared to 34.2% for the three months ended September 30, 2005.
      Preferred Dividends. We recorded preferred dividends related to our series A and series B non-cumulative perpetual preferred shares of $2.1 million for the three months ended September 30, 2006. There were no preferred dividends during the third quarter of 2005, as the preferred shares were issued in October 2005.
Liquidity and Capital Resources
      Our shareholders’ equity increased by $368.4 million, or 22.5%, to $2,007.9 million as of September 30, 2006, from $1,639.5 million as of December 31, 2005. The net increase as of September 30, 2006 compared to December 31, 2005 was attributable to net income of $422.0 million, offset by a decrease in accumulated other comprehensive income of $75.9 million after tax and dividends on preferred and common shares of $12.7 million. The net decrease in accumulated other comprehensive income is principally due to a decrease in unrealized appreciation for the nine months ended September 30, 2006 and relates to the recognition of realized gains on equity securities and an increase in interest rates resulting in a reduction in the fair value of fixed income securities. Our book value per common share was $27.04 as of September 30, 2006, representing an increase of $4.73, or 21.2%, from our book value per share of $22.31 as of December 31, 2005.
      On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. Use of proceeds was for general corporate purposes, including capital contributions to our operating subsidiaries. The debentures were sold in two tranches, $50.0 million of series A due February 2021, and $50.0 million of series B due February 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to 3-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The interest rate from February 22, 2006 through March 16, 2006 on each series of debentures was 6.97% per annum. Pursuant to the terms of the indentures, as a result of the delay in filing our Annual Report on Form 10-K, the annual interest rate on each series of debentures was increased, as of March 17, 2006, to 3-month LIBOR as of March 15, 2006 plus 3.20%, which equaled 8.12%. This interest rate remained in effect until March 31, 2006, after which it reverted to 6.97% through September 14, 2006. As of

September 15, 2006, the annual interest rate on each series of debentures is 7.59%. The series A debentures are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the series B debentures are callable by us in 2009 at their par value, plus accrued and unpaid interest.
      On August 11, 2006, we announced that, under the terms of the indenture governing our 4.375% convertible senior debentures due 2022 (the “Convertible Notes”), each holder of the Convertible Notes will have the right to convert their Convertible Notes into shares of our common stock beginning on August 14, 2006. As of the close of trading on August 9, 2006, the sale price of our common stock had exceeded 120% of the conversion price of $21.28 for at least 20 trading days in a 30 trading day period. As a result of this event, the Convertible Notes are convertible during the period from August 14, 2006 through November 13, 2006. As of October 30, 2006, the conversion conditions continued to be satisfied and therefore the Convertible Notes will continue to be convertible during the period from November 14, 2006 through February 13, 2007. Pursuant to the terms of the indenture governing the Convertible Notes, we are permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. As of September 30, 2006, in accordance with the indenture, 1.3 million shares of our common stock were issued to the Convertible Notes holders, resulting in a decrease to Convertible Notes and a corresponding increase to shareholders’ equity of $27.9 million. During October 2006, 0.5 million common shares were issued related to $11.2 million principal amount of Convertible Notes that were converted. Subsequent to September 30, 2006, we have not received any conversion notices related to the remaining $23.5 million principal value of Convertible Notes, which could be converted into cash or 1.1 million shares of our common stock, or a combination of cash and stock, at our election.
      For a discussion of our other debt obligations, see Note 8 to our consolidated financial statements included in this Form 10-Q.
      Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2006, Odyssey America can pay dividends to the holding company of $207.1 million without prior regulatory approval. During the nine months ended September 30, 2006, the holding company received a $60.0 million dividend from Odyssey America (paid in the second quarter of 2006), as compared to a $22.5 million dividend received from Odyssey America during the nine months ended September 30, 2005.
      Holding company cash and cash equivalents equaled $42.6 million as of September 30, 2006, as compared to $102.4 million as of December 31, 2005. The decrease was principally due to a $200.0 million capital contribution to Odyssey America in February 2006, offset by the net proceeds of $99.3 million from the debt offering in February 2006 and a $60.0 million dividend from Odyssey America. The holding company received $25.0 million in proceeds from Clearwater in March 2006 in the form of an interest bearing loan, which was repaid by the holding company in June 2006. In addition, we repurchased $16.9 million principal value of our Convertible Notes during the nine months ended September 30, 2006 for $19.3 million in cash, representing a premium of $2.4 million. Holding company cash is also used to pay interest due on our debt obligations and dividends on our common and preferred shares during the period.
      Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate of claim payments is inherently uncertain and the timing and ultimate amount of actual claim payments will vary based on the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate of claim payments is inherently uncertain and the timing and ultimate amount of actual claim payments will vary based on the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.2 billion during 2006. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of September 30, 2006, our operating subsidiaries maintained cash and cash equivalents of $2.8 billion, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.
      Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 85.1% of our total reinsurance recoverables as of September 30, 2006, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a long term financial profile, or by establishing the appropriate collateral requirements.
      Our total reinsurance recoverable on paid losses as of September 30, 2006, net of the reserve for uncollectible reinsurance, is $138.1 million. The top ten reinsurers measured on total reinsurance recoverables on paid losses represent $101.9 million, or 73.8% of the total paid loss recoverable, of which $75.1 million is fully collateralized and the remaining $63.0 million is with highly rated companies. The remaining $36.2 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $4.3 million net of the reserve on uncollectible reinsurance. Approximately $75.2 million of our total reinsurance recoverable on paid losses is current billings, and $62.9 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity. During the second quarter of 2006, we commuted certain whole account aggregate excess of loss reinsurance agreements for total cash consideration of $80.6 million through the settlement of funds held under reinsurance contracts (included as a liability on our consolidated balance sheet) and the receipt of cash from the reinsurer. During the second quarter of 2006, the commutation of these contracts decreased our paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million. During the three months ended September 2006, we commuted our 1995 Stop Loss Agreement resulting in a decrease of unpaid reinsurance recoverables of $71.8 million.
      Cash provided by operations was $624.4 million for the nine months ended September 30, 2006, compared to $419.9 million for the nine months ended September 30, 2005. This reflects an increase in cash provided by operations of $204.5 million, or 48.7%, over the corresponding period of 2005. The increase principally relates to the $78.0 million received from nSpire Re related to the 1995 Stop Loss Agreement. Cash provided by operations was $281.7 million for the three months ended September 30, 2006, compared to $190.9 million for the three months ended September 30, 2005. This reflects an increase in cash provided by operations of $90.8 million, or 47.6%, over the corresponding period of 2005. The increase principally relates to the $32.3 million of tax recoverables received during the three months ended September 30, 2006 as compared to the $11.8 million tax payments made during the three months ended September 30, 2005.
      Total investments and cash amounted to $6.8 billion as of September 30, 2006, an increase of $831.1 million compared to December 31, 2005. Our average invested assets were $6,385.9 million for the nine months ended September 30, 2006, as compared to $5,442.9 million for the nine months ended September 30, 2005. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments represented 46.5% and 28.9%, respectively, of our total investments and cash as of September 30, 2006 and December 31, 2005. Total fixed income securities were $2.4 billion as of September 30, 2006, with a dollar weighted average rating of “AA” as measured by Standard and Poor’s. The duration of our investment portfolio, including cash and cash equivalents, was 4.5 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained and our cash provided by operations. We reduced our holdings of equity securities during the first nine months of 2006, principally through the redemption of our interest in HWIC Asia.
      During the second quarter of 2004, Odyssey America pledged to the Society and Council of Lloyd’s the equivalent of £110 million of U.S. Treasury Notes (“the pledged assets”) on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 46.8% owned by Fairfax and its affiliates, which includes 8.9% held by us. nSpire Re, a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its newly deposited funds at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value under total investments and cash in our consolidated financial statements and are classified as available for sale. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our liquidity and capital resources. In January 2006, Odyssey America received assets with a value of approximately £38 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38 million in new funds at Lloyd’s. In September 2006, Odyssey America received assets with a value of approximately £7.5 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, Odyssey America has approximately £64.5 million pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      On August 24, 2006, our Board of Directors declared a quarterly cash dividend of $0.03125 per common share to be paid on or before September 30, 2006 to all common shareholders of record as of September 15, 2006, resulting in an aggregate dividend of $2.2 million paid during the third quarter of 2006.
      On August 24, 2006, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative series A preferred shares and $0.546875 per share (equal to 8.750% per annum) on our floating rate series B preferred shares. Total dividends of $2.1 million were paid on October 20, 2006 to series A and series B preferred shareholders of record on September 30, 2006.
      We maintain a revolving credit facility that provides $150.0 million for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. As of September 30, 2006, there was $51.8 million outstanding under the credit facility, all of which was in support of letters of credit.
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
      On July 28, 2006, Standard & Poor’s placed several of its ratings of Fairfax and its subsidiaries on CreditWatch with negative implications. The ratings on CreditWatch included our “BBB-” counterparty credit ratings, and our “A-” counterparty credit and financial strength ratings of our subsidiaries. On October 25, 2006, we were removed from Standard & Poor’s CreditWatch with negative implications. Our “A” counterparty credit and financial strength ratings of our subsidiaries were confirmed and placed on outlook negative. Our “BBB-” counterparty credit rating and “BB” preferred stock ratings were also confirmed and placed on outlook negative.
Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 155 (“SFAS 155”) “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and clarifies SFAS 133 Implementation Issue D1 “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis. SFAS 155 will be effective in fiscal years that begin after September 15, 2006. We are currently evaluating the impact of the adoption of SFAS 155, if any, on our financial position or results of operations.
      In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends FASB Statements 87, 88, 106, and 132(R). The Statement will improve financial reporting by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans (“plans”), in their balance sheets.

The Statement will require that employers measure plan assets and obligations as of the date of their financial statements, thus increasing the transparency of financial statements. The impact of adoption of the interpretation on our financial position or results of operations has not been determined.
      In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48, if any, on our financial position or results of operations.
      In August 2006, the Securities and Exchange Commission (“SEC”) issued a final rule entitled, “Executive Compensation and Related Person Disclosure.” The rule amends the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters, and security ownership of officers and directors. These amendments apply to disclosure in proxy and information statements, periodic reports, current reports and other filings. The rule is effective for current reports on Form 8-K for reportable events that occur on or after November 7, 2006 and in annual filings for fiscal years ending on or after December 15, 2006. We are currently evaluating the rule.
      In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluating a misstatement and determining its materiality using the iron curtain (balance sheet analysis) and rollover (income statement analysis) approaches, as well as correcting errors under the approaches and transition guidance. SAB 108 is effective for fiscal years ending on or after November 15, 2006.
      In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to define fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of FAS 157, if any, on our financial position or results of operations.
Off-Balance Sheet Arrangements
      We have off-balance sheet arrangements, including certain arrangements with affiliated companies, that have financial implications. A description of these arrangements is provided in Note 12 to our consolidated financial statements included in this Form 10-Q.

PART I — Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment portfolio. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of September 30, 2006, our total investments and cash of $6.8 billion includes $2.4 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk
      The table below displays the potential impact of market value fluctuations on our fixed income securities portfolio as of September 30, 2006 and December 31, 2005, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of September 30, 2006			As of December 31, 2005

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(In millions)
200 basis point rise	$1,930.1	$(425.9)	(18.1)%	$2,155.1	$(439.8)	(16.9)%
100 basis point rise	2,120.4	(235.6)	(10.0)	2,355.3	(239.6)	(9.2)
Base Scenario	2,356.0	—	—	2,594.9	—	—
100 basis point decline	2,623.7	267.7	11.4	2,882.4	287.5	11.1
200 basis point decline	2,938.2	582.2	24.7	3,221.3	626.4	24.1
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 6% and 5% of the fair market value of the total fixed income portfolio as of September 30, 2006 and December 31, 2005, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of September 30, 2006, we had net unrealized gains of $35.7 million, before taxes, included in our total investments and cash, consisting of gross unrealized appreciation of $148.9 million, which is offset by gross unrealized depreciation of $113.2 million.
      We purchase interest rate options from time to time to protect us from movements in interest rates. During the first quarter of 2006, we purchased a 20-year swaption contract with a notional amount of $550.0 million, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. This contract replaced a 10-year swaption with a notional amount of $1.0 billion, initially purchased during the second quarter of 2005, which was closed during the first quarter of 2006 for consideration of $4.1 million, resulting in a realized loss of $1.7 million. The swaption gives us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $550.0 million. The cost of the swaption was $9.6 million. This contract was closed during the third quarter of 2006 for consideration of $8.2 million resulting in a realized loss of $1.4 million.

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
      As of September 30, 2006 and December 31, 2005, 83.5% and 81.7%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 16.5% and 18.3%, respectively, rated below investment grade.
      We have purchased credit default swaps, which are included in other invested assets, that provide a general hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection for a defined period on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of purchasing credit default swaps was $75.6 million at each period end, and the fair value was $19.0 million and $36.2 million, as of September 30, 2006 and December 31, 2005, respectively. The notional amount of credit default swaps was $3.3 billion as of September 30, 2006 and December 31, 2005. The net change in the fair value of the credit default swaps resulted in a net realized loss of $17.1 million and $19.3 million for the nine months ended September 30, 2006 and 2005, respectively. The maximum amount we have exposed to credit default swaps as of September 30, 2006 was $19.0 million, which is equal to their fair value as of September 30, 2006.
      As of September 30, 2006 and December 31, 2005, our holdings of financial instruments without quoted prices, or “non-traded investments,” consisted of a collateral loan carried at $4.1 million and $7.3 million, respectively, which is included in other investments. This collateral loan was recorded and valued at its unpaid principal balance. We routinely evaluate the carrying value of these investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments. As a result of this review, we wrote down the carrying value of a collateral loan to zero and we recognized an other-than-temporary write-down of $17.0 million for the year ended December 31, 2005, of which all was recorded during the nine months ended September 30, 2005, related to this loan. During the nine months ended September 30, 2006 we did not recognize additional other-than-temporary write-downs related to these loans.

Equity Price Risk
      In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps, which had aggregate notional amounts of $511.6 million and $451.8 million as of September 30, 2006 and December 31, 2005, respectively. The margin maintenance requirement related to the total return swaps was $65.1 million and $96.4 million as of September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, three total return swap contracts with an aggregate notional amount of $458.2 million expired at a net realized loss of $7.7 million. These total return swap contracts were replaced by three total return swap contracts with an aggregate notional amount of $518.0 million. The swap transactions terminate during 2006. As of September 30, 2006 and December 31, 2005, we have provided $110.6 million and $104.3 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other liabilities and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the nine months ended September 30, 2006 and 2005, the net change in the fair value of the swap transactions resulted in a net realized loss of $38.1 million and a net realized gain of $2.3 million, respectively.
      In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $5.5 million and $13.6 million, with a strike price of approximately 110.8% and 120.0% of the notional amount of the swap transactions as of September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, seven call options, with a notional amount of $542.4 million, expired at a realized loss of $8.5 million. These call options were replaced with six call options purchased for $5.0 million and having a notional amount of $569.6 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options limit our maximum potential loss on the swap transactions to 10.8% ($55.3 million) and 20.0% ($90.4 million) of the notional amount of the swap transactions as of September 30, 2006 and December 31, 2005, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the nine months ended September 30, 2006 and 2005, the net change in the fair value of these call options resulted in a net realized loss of $8.1 million and $9.2 million, respectively.
      In addition, as of September 30, 2006 and December 31, 2005, we had short positions of $110.3 million and $83.5 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $115.1 million and $82.5 million, respectively. A net realized gain of $2.8 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively, were recognized in our consolidated statements of operations. As of September 30, 2006 and December 31, 2005, we provided cash and fixed income securities of $205.8 million and $161.7 million, respectively, as collateral for the borrowed securities.
      In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $0.4 million. The call option is recorded at fair value in other liabilities in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the nine months ended September 30, 2006 and 2005, the net change in the fair market value of the call option resulted in a net realized loss of $0.6 million and $1.0 million, respectively.
      We hold options on certain securities within our fixed income portfolio, which allow us to extend the maturity date of fixed income securities or convert fixed income securities to equity securities. The par value and the imputed cost of the options on these securities were $279.3 million and $18.2 million as of September 30, 2006, respectively, and $385.2 million and $33.1 million as of December 31, 2005, respectively. The options are recorded at fair value of $10.6 million and $34.9 million as of September 30, 2006 and December 31, 2005, respectively, in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the nine months ended September 30, 2006 and 2005, the change in the fair value of the options resulted in a realized loss of $2.0 million and a realized gain of $16.7 million, respectively.
      As of September 30, 2006 and December 31, 2005, 12.2% and 19.6%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 10.3% and 17.5% as of September 30, 2006 and December 31, 2005, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $70.1 million and $104.4 million as of September 30, 2006 and December 31, 2005, respectively, in the fair market value of our total investments and cash.

Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of September 30, 2006 and December 31, 2005, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.4 billion and $1.3 billion at each period end, or 20.2% and 21.2%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 7.5% and 8.5% of our total investments and cash as of September 30, 2006 and December 31, 2005, respectively, from German securities denominated in the Euro, which represented 4.9% and 5.5%, respectively, and from securities denominated in the Canadian dollar, which represented 5.3% and 4.9% of our total investments and cash as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $137.6 million decline in the fair value of our total investments and cash, before taxes.

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
      Based on our review, we recognized other-than-temporary impairment losses in the amount of $11.0 million, before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains for the nine months ended September 30, 2006.
      The following table reflects the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2006 (in millions):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$45.2	$(1.6)	8	$1,251.2	$(79.3)	36	$1,296.4	$(80.9)	44
States, municipalities and political subdivisions	26.4	(0.1)	4	40.6	(0.4)	9	67.0	(0.5)	13
Foreign governments	100.9	(0.9)	5	—	—	—	100.9	(0.9)	5
All other corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	172.5	(2.6)	17	1,292.3	(79.7)	46	1,464.8	(82.3)	63

Fixed income securities non-investment grade, corporate	26.0	(0.5)	3	76.4	(3.3)	3	102.4	(3.8)	6

Total fixed income securities	198.5	(3.1)	20	1,368.7	(83.0)	49	1,567.2	(86.1)	69
Common stocks, at fair value	103.8	(21.2)	6	12.7	(1.9)	1	116.5	(23.1)	7

Total temporarily impaired securities	$302.3	$(24.3)	26	$1,381.4	$(84.9)	50	$1,683.7	$(109.2)	76

      We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we have the ability and intent to hold these securities until the fair value recovers the gross unrealized depreciation.

PART I — Item 4.	Controls and Procedures
      As discussed in Note 2 of Item 8 of our Annual Report on Form 10-K/ A for 2005 (the “2005 10-K/ A”), filed with the Securities and Exchange Commission (“SEC”) on October 16, 2006, the Company restated its consolidated financial statements for the years 2001 through 2005, as well as its unaudited consolidated financial statements for the three months ended March 31, 2006, to correct for accounting errors associated with certain investments held by the Company. The Company’s decision to restate its results was based on its determination that the corrections are material to net income or loss in certain previously reported financial periods. The effects of the restatement are reflected in the Company’s consolidated financial statements and accompanying notes included in the Company’s 2005 10-K/ A. In connection with the restatement, management identified a material weakness in its internal control over financial reporting, which is described in the Company’s 2005 10-K/ A.
      Management has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to ensure timely decisions regarding required disclosures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The evaluation was conducted under the supervision of, and with the participation of, the Company’s management, including the Company’s principal executive officer and principal financial officer. Based on this evaluation, and in light of the previously identified material weakness in internal control over financial reporting relating to accounting errors associated with certain reinsurance contracts, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures continued to be ineffective at September 30, 2006.
      To address the material weakness relating to accounting errors associated with certain reinsurance contracts, management is implementing a remediation plan which has led to changes during the period covered by this Quarterly Report in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in various stages of implementing the remediation plan, which will supplement the existing controls of the Company, that addresses the following elements: (i) the imposition of limitations on the ability for the Company to enter into multi-year, retrospectively-rated contracts, or contracts that include certain features or characteristics that have the effect of allowing the contracts to operate as multi-year, retrospectively-rated contracts; (ii) the implementation of additional monitoring controls which ensures that the accounting of complex reinsurance contracts is reviewed on a quarterly basis; (iii) the adoption of additional controls relating to the purchase of ceded reinsurance, including risk transfer documentation for all ceded reinsurance contracts; (iv) the strengthening of existing controls to ensure enhanced communication with the Company’s accounting department when considering complex reinsurance transactions to be entered into by the Company; (v) the enhancement of the Company’s general underwriting guidelines relating to underwriting restrictions and risk transfer compliance review; and (vi) the implementation of any additional controls which are deemed necessary to address the issues raised during our audit process.
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
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the amount in dispute under the Treaties that has not been recorded by the Company as of September 30, 2006 could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will not go to trial prior to the second quarter of 2007. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      OdysseyRe and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations. We believe that the outcome of these proceedings, individually or collectively, is not likely to result in judgments that would be material to our financial condition.

PART II — Item 1A.	Risk Factors
      There have been no material changes to the risk factors as previously disclosed in our 2005 Annual Report on Form 10-K/ A filed with the SEC on October 16, 2006.

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
      The following table sets forth purchases made by us of our common shares during the three months ended September 30, 2006. Shares repurchased from time to time are used to support the grant of restricted shares or the exercise of stock options. We do not have a publicly announced repurchase plan for our common shares at this time.

				Total Number
				of Shares
				Purchased as	Maximum Number
				Part of Publicly	of Shares that may
	Total Number		Average Price	Announced	yet be Purchased
	of Shares		Paid Per	Plans or	Under the Plans
Period	Purchased		Share	Programs	or Programs

July 1 – July 31, 2006	—	(1)	—	—	—
August 1 – August 31, 2006	—	(1)	—	—	—
September 1 – September 30, 2006	—	(1)	—	—	—

Total	—	(1)	—	—	—

(1)	There were no purchases of common shares during the quarter ended September 30, 2006.
      In June 2002, we issued $110.0 million aggregate principal amount of Convertible Notes due 2022. As of the close of trading on August 9, 2006, the sale price of our common stock had met the market price condition for convertibility of the Convertible Notes, pursuant to the terms of Convertible Notes and the indenture relating thereto. As a result of this event, pursuant to the terms of the indenture, each $1,000 principal amount of Convertible Notes became convertible into 46.9925 shares of the Company’s common stock, or the cash equivalent thereof, or a combination of cash and stock, at our election. To date, we have elected to satisfy all conversion requests with shares of our common stock, and therefore, as of September 30, 2006, we had issued a total of 1,309,582 common shares related to the conversions. Subsequent to September 30, 2006, we issued 528,569 common shares related to the conversions. For more information regarding our Convertible Notes, see Note 8 to the consolidated financial statements included in this Form 10-Q.
      We make open market repurchases of our common shares, as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. As of September 30, 2006, we had 17,036 common shares held in treasury to support such grants and exercises.

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
      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K/ A filed with the Securities and Exchange Commission (the “Commission”) on October 16, 2006. The information appearing under “Risk Factors” in such Annual Report on Form 10-K/ A is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II — Item 6.	Exhibit Index

NUMBER		TITLE OF EXHIBIT

10.4		Inter-Company Tax Allocation Agreement effective as of March 4, 2003 between Odyssey Re Holdings Corp. and Fairfax Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340) filed with the Commission on October 31, 2006).
10.3	1	Commutation and Release Agreement effective as of September 29, 2006 between Clearwater Insurance Company and nSpire Re Limited (incorporated by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340) filed with the Commission on October 31, 2006).
*31.1		Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2		Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K/ A filed with the SEC Commission on October 16, 2006).

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: November 9, 2006	By: /s/ Andrew A. Barnard Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: November 9, 2006	By: /s/ R. Scott Donovan Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer