Form 10-K
period 2006-12-31
ODYSSEY RE HOLDINGS CORP
filed 2007-03-09
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-16535

Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Odyssey Re Holdings Corp. 300 First Stamford Place Stamford, Connecticut (Address of principal executive offices)	06902 (Zip Code)
Registrant’s telephone number, including area code: (203) 977-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
8.125% Series A Preferred Stock	New York Stock Exchange
Floating Rate Series B Preferred Stock	New York Stock Exchange
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
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
         The aggregate market value of the shares of all classes of voting shares of the registrant held by non-affiliates of the registrant on June 30, 2006 was $343.3 million, computed upon the basis of the closing sale price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
         As of March 7, 2007, there were 70,992,738 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.
Documents Incorporated by Reference
         Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on or about April 25, 2007 are incorporated by reference in Part III of this Form 10-K.

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
      We have included in this Form 10-K filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	a reduction in net income if our loss reserves are insufficient;

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	uncertainty related to estimated losses from recent catastrophes, including Hurricanes Katrina, Rita and Wilma;

•	an inability to realize our investment objectives;

•	the risk that the current governmental investigations or related proceedings involving the Company might impact us adversely;

•	the risk that ongoing regulatory developments will disrupt our business or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we conduct our business;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	a change in the requirements of one or more of our current or potential customers relating to counterparty financial strength, claims-paying ratings, or collateral requirements;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	risks relating to our controlling shareholder’s ability to determine the outcome of our corporate actions requiring board or shareholder approval;

•	risks relating to our ability to raise additional capital if it is required;

•	risks related to covenants in our debt agreements;

•	our inability to access our subsidiaries’ cash;

•	loss of services of any of our key employees;

•	risks related to our use of reinsurance brokers;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	failure of our reinsurers to honor their obligations to us;

•	risks associated with the growth of our specialty insurance business and the development of our infrastructure to support this growth;

•	operational and financial risks relating to our utilization of program managers, third-party administrators, and other vendors to support our specialty insurance operations;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	risks related to our computer and data processing systems; and

•	acts of war, terrorism or political unrest.
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
The Company
      OdysseyRe is a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance business, primarily focused on liability lines, in the United States and London. Our global presence is established through 14 offices, with principal locations in the United States, London, Paris, Singapore and Latin America. We had gross premiums written of $2.3 billion in 2006 and our shareholders’ equity as of December 31, 2006 was $2.1 billion. For the year ended December 31, 2006, reinsurance represented 69.5% of our gross premiums written, and primary insurance represented the remaining 30.5%.
      The United States is our largest market, generating 54.2% of our gross premiums written for the year ended December 31, 2006, with the remaining 45.8% comprised of international business. Our operations are managed through four divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of our reinsurance operations in the United States, Canada and Latin America. The Americas division primarily writes treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business, primarily through professional reinsurance brokers. The EuroAsia division, headquartered in Paris, writes primarily treaty and facultative property reinsurance. Our London Market division operates through Newline Syndicate (1218) at Lloyd’s and Newline Insurance Company Limited, where the business focus is casualty insurance, and our London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance in the United States, including medical malpractice, professional liability and non-standard personal auto. Across our operations, 57.4% of our gross premiums written were generated from casualty business, 31.8% from property business and 10.8% from specialty classes, including marine and aviation and surety and credit.
      Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware. In June 2001, we completed our initial public offering. Prior to our initial public offering, we were wholly owned by Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded Canadian financial services company. As of December 31, 2006, Fairfax owned 59.6% of our common shares.
      Following is a summary of our principal operating subsidiaries:

•	Odyssey America Reinsurance Corporation (“Odyssey America”), a Connecticut property and casualty reinsurance company, is a direct subsidiary of the Company and is our principal reinsurance subsidiary. Odyssey America underwrites reinsurance on a worldwide basis.

•	Odyssey UK Holdings Corp. (“UK Holdings”), a subsidiary of Odyssey America, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it owns and manages Newline Syndicate 1218 at Lloyd’s and Newline Insurance Company Limited (collectively, “Newline”).

•	Clearwater Insurance Company (“Clearwater”), a Delaware company, is a direct subsidiary of Odyssey America. Clearwater holds active insurance licenses in 43 states.

•	Hudson Insurance Company (“Hudson”), a Delaware company, is a direct subsidiary of Clearwater. Hudson, based in New York City, is the principal platform for our specialty insurance business and holds active insurance licenses in 49 states.

•	Hudson Specialty Insurance Company (“Hudson Specialty”), a New York company, is a direct subsidiary of Clearwater and is an eligible surplus lines insurer in 41 states.

•	Clearwater Select Insurance Company (“Clearwater Select”), a Delaware company, is a direct subsidiary of Clearwater. Clearwater Select operates as an additional primary insurer in the Hudson group of companies and is widely licensed throughout the United States.

Business Strategy
      Our objective is to build shareholder value by achieving an average annual growth in book value per common share of 15% over the long-term by focusing on underwriting profitability and generating superior investment returns. Our compounded annual growth in book value per common share from December 31, 2001, the year we became publicly traded, to December 31, 2006 was 18.2%. We intend to continue to achieve our objective through:

•	Adhering to a strict underwriting philosophy. We emphasize disciplined underwriting over premium growth, concentrating on carefully selecting the risks we reinsure and determining the appropriate price for such risks. We seek to achieve our principal objective of attracting and retaining high quality business by centrally managing our diverse operations.

•	Increasing our position in specialty insurance business. We intend to continue expanding our specialty insurance business by emphasizing underserved market segments or classes of business.

•	Pursuing attractive lines of business. We seek to take advantage of opportunities to write new lines of business or expand existing classes of business, based on market conditions and expected profitability. We expect to expand our position over time in domestic and international markets by delivering high quality service through maintaining a local presence in the markets that we serve.

•	Maintaining our commitment to financial strength and security. We are committed to maintaining a strong and transparent balance sheet. We will sustain financial flexibility through maintaining prudent operating and financial leverage and investing our portfolio in high quality fixed income securities and value-oriented equity securities.

•	Achieving superior returns on invested assets. We manage our investments using a total return philosophy, seeking to maximize the economic value of our investments, as opposed to current income. We apply a long-term value-oriented philosophy to optimize the total returns on our invested assets consistent with the risk profile of the assets.
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
      Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.
Lines of Business
      Our reinsurance operations primarily consist of the following lines of business:

•	Casualty. Our casualty business includes a broad range of specialty casualty products, including professional liability, directors’ and officers’ liability, workers’ compensation and accident and health, as well as general casualty products, including general liability, and auto liability and personal accident coverages written on both a treaty proportional and excess of loss basis as well as on a facultative basis.

•	Property. Our property business includes reinsurance coverage to insurers for property damage or business interruption losses covered in industrial and commercial property and homeowners’ policies. This business is written on a treaty proportional and excess of loss basis. Outside the U.S., we also write property reinsurance on a facultative basis. Property reinsurance contracts are generally “all risk” in nature. Our most significant exposure is typically to losses from windstorms and earthquakes, although we are also exposed to losses from events as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. Our property reinsurance treaties generally exclude certain risks such as losses resulting from acts of war, nuclear, biological and chemical contamination, radiation and environmental pollution.

•	Marine and Aerospace. We provide reinsurance protection for marine hull, cargo, transit and offshore oil and gas operations on a proportional and non-proportional basis. We also provide specialized reinsurance protection in airline, general aviation and space insurance business primarily on a non-proportional basis.

•	Surety and Credit. Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers and the surety line relates primarily to bonds and other forms of security written by specialized surety insurers.
      Our insurance operations primarily consist of the following lines of business:

•	Medical Malpractice. Our medical malpractice business primarily provides coverage for group and individual physicians and small and medium sized hospital accounts. We offer commercial general liability in conjunction with medical malpractice coverage.

•	Professional Liability. Our professional liability business primarily consists of architects, engineers, environmental consultants and media professionals, as well as coverage for directors’ and officers’ liability.

•	Non-Standard Personal and Commercial Automobile. Our non-standard private passenger automobile book is primarily focused on California, Florida and to a lesser extent, New York. Our specialty commercial automobile book consists primarily of off-duty liability for truckers, short-term automobile rentals and West Coast regional waste haulers.

•	Specialty Liability. Our specialty liability business primarily focuses on casualty risks in the excess and surplus markets. Our target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, miscellaneous general liability and other niche markets. We also provide occupational benefit coverages targeted to federally recognized tribes.

•	Property and Package. Our property and package business is primarily focused on New York commercial property. Also included are risks of restaurant franchisees written throughout the United States.

      The following table sets forth our gross premiums written, by line of business, for each of the three years in the period ended December 31, 2006:

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

	(In millions)
Property excess of loss	$313.9	13.4%	$355.1	13.5%	$302.7	11.4%
Property proportional	361.9	15.5	438.7	16.7	386.8	14.6
Property facultative	16.9	0.7	27.3	1.0	65.0	2.5

Property reinsurance	692.7	29.6	821.1	31.2	754.5	28.5

Casualty excess of loss	316.7	13.6	287.8	11.0	299.2	11.3
Casualty proportional	273.1	11.7	404.1	15.4	557.2	21.0
Casualty facultative	94.1	4.0	105.1	4.0	101.1	3.8

Casualty reinsurance	683.9	29.3	797.0	30.4	957.5	36.1

Marine and aerospace	144.4	6.2	141.8	5.4	138.3	5.2
Surety and credit	101.9	4.4	104.5	4.0	106.3	4.0
Miscellaneous	0.7	—	(0.8)	—	12.2	0.5

Total reinsurance	1,623.6	69.5	1,863.6	71.0	1,968.8	74.3

Medical malpractice	152.8	6.6	150.6	5.7	137.6	5.2
Professional liability	131.0	5.6	114.2	4.4	65.1	2.5
Personal auto	77.7	3.3	103.6	3.9	92.7	3.5
Specialty liability	81.8	3.5	90.5	3.5	50.5	1.9
Commercial auto	35.6	1.5	32.4	1.2	15.2	0.6
Property and package	30.7	1.3	29.7	1.1	30.8	1.1

U.S. insurance	509.6	21.8	521.0	19.8	391.9	14.8

Liability lines — Newline	198.9	8.5	234.9	8.9	254.3	9.6
Other lines — Newline	3.6	0.2	7.4	0.3	10.9	0.4

Total insurance	712.1	30.5	763.3	29.0	657.1	24.8

Other	—	—	—	—	24.9	0.9

Total gross premiums written	$2,335.7	100.0%	$2,626.9	100.0%	$2,650.8	100.0%

      For the year ended December 31, 2006, total reinsurance gross premiums written were $1,623.6 million, or 69.5% of our gross premiums written, and the remaining $712.1 million, or 30.5%, was insurance business. Our insurance premiums include our U.S. Insurance division and business written in our Lloyd’s syndicate, which is part of our London Market division. Treaty reinsurance represents 64.8% of our total gross premiums written and 93.2% of our total reinsurance gross premiums written. Facultative reinsurance is 4.7% of our gross premiums written and 6.8% of our total reinsurance business. During 2006, 51.1% of our total reinsurance gross premiums written was proportional and 48.9% was excess of loss.
      We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. For the year ended December 31, 2006, $245.9 million, or 10.5%, of our gross premiums written were derived from property catastrophe excess of loss reinsurance. We also write property business, which has exposure to catastrophes, on a proportional basis, in North America and Latin America. In addition, the EuroAsia division writes largely property business, with exposure to catastrophes, primarily in Europe, Japan, the Pacific Rim and the Middle East.

      Treaty casualty business accounted for $589.8 million, or 25.3%, of gross premiums written for the year ended December 31, 2006, of which 46.3% was written on a proportional basis and 53.7% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, workers’ compensation and accident and health, as well as general casualty products, including general liability and auto liability. Treaty property business represented $675.8 million, or 28.9%, of gross premiums written for the year ended December 31, 2006, primarily consisting of commercial property and homeowners’ coverage, of which 53.6% was written on a proportional basis and 46.4% was written on an excess of loss basis. Marine and aerospace business accounted for $144.4 million, or 6.2%, of gross premiums written for the year ended December 31, 2006, of which 30.4% was written on an excess of loss basis and 69.6% on a proportional basis. Surety, credit and other miscellaneous reinsurance lines accounted for 4.4% of gross premiums written in 2006.
      Facultative reinsurance accounted for $111.0 million, or 4.7%, of gross premiums written for the year ended December 31, 2006, with 97.0% derived from the Americas division and 3.0% from the EuroAsia division. With respect to facultative business in the United States, we write only casualty reinsurance, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto lines; with respect to facultative business in Latin America and EuroAsia, we write primarily property reinsurance.
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
      We currently expect our gross premiums written to decline by as much as 5% for the year ended December 31, 2007 as compared to 2006. This primarily reflects a reduction in the amount of reinsurance business we will write in 2007 on a proportional basis in certain classes of business, particularly for catastrophe exposed property business in the United States. Where appropriate, we intend to migrate proportional business to an excess of loss basis, which has the effect of reducing written premiums attributable to the coverage. We believe this more effectively allocates our capital resources in line with the underlying characteristics of the business. Proportional business represented 51.1% of our reinsurance gross premiums written for the year ended December 31, 2006, compared to 56.5% in 2005. While pricing generally remains adequate across the casualty market, we expect a decline in casualty classes of business, reflecting continued lower levels of reinsurance purchased by our customers and increased competition in certain specialty classes.

Divisions
      Our business is organized across four operating divisions: the Americas, EuroAsia, London Market, and U.S. Insurance divisions. The table below illustrates gross premiums written by division for each of the three years in the period ended December 31, 2006.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

			(In millions)
Americas	$924.2	39.6%	$1,130.5	43.1%	$1,257.5	47.4%
EuroAsia	561.2	24.0	543.8	20.7	553.7	20.9
London Market	340.7	14.6	431.6	16.4	447.7	16.9
U.S. Insurance	509.6	21.8	521.0	19.8	391.9	14.8

Total gross premiums written	$2,335.7	100.0%	$2,626.9	100.0%	$2,650.8	100.0%

Americas Division
      The Americas is our largest division, accounting for $924.2 million, or 39.6%, of our gross premiums written for the year ended December 31, 2006. The Americas division is organized into three major units: the United States, Latin America and Canada. The Americas division writes treaty, casualty and property, and facultative casualty reinsurance in the United States and Canada. In Latin America we write treaty and facultative property reinsurance along with other predominantly short-tail lines. The Americas division currently has 313 employees and operates through six offices: Stamford, New York City, Mexico City, Miami, Santiago and Toronto. The Americas division’s principal client base includes small to medium-sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies. Business is generated mainly through brokers.
      The following table displays gross premiums written by each of the units within the Americas division for each of the three years in the period ended December 31, 2006.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

			(In millions)
United States	$756.4	81.8%	$929.9	82.3%	$1,047.8	83.3%
Latin America	134.9	14.6	148.6	13.1	161.4	12.8
Canada	32.0	3.5	50.4	4.5	46.0	3.7
Other	0.9	0.1	1.6	0.1	2.3	0.2

Total gross premiums written	$924.2	100.0%	$1,130.5	100.0%	$1,257.5	100.0%

      The United States unit provides treaty reinsurance of virtually all classes of non-life insurance. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine and aerospace, accident and health, and surety lines. Facultative casualty reinsurance is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto. The United States unit operates out of offices in Stamford and New York City. The following table displays gross premiums written, by business segment, for the United States for each of the last three years in the period ended December 31, 2006.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

			(In millions)
Specialty casualty	$320.9	42.4%	$339.6	36.5%	$397.0	37.9%
Property	192.3	25.4	252.1	27.1	210.8	20.1
Facultative	94.1	12.4	104.9	11.3	100.0	9.5
General casualty	89.0	11.8	103.0	11.1	110.5	10.5
Alternative risk	(3.9)	(0.5)	54.8	5.9	67.9	6.5
Surety	39.3	5.2	47.4	5.1	43.6	4.2
Marine	25.2	3.3	25.4	2.7	24.0	2.3
Other	2.1	0.3	4.7	0.5	2.8	0.3
Specialty accounts	(2.6)	(0.3)	(2.0)	(0.2)	91.2	8.7

Total gross premiums written	$756.4	100.0%	$929.9	100.0%	$1,047.8	100.0%

      The Latin America unit writes primarily treaty and facultative business throughout Latin America and the Caribbean. The business is predominantly commercial property in nature, and also includes auto, marine and other lines. The Latin America unit has its principal office in Mexico City, with satellite offices in Miami and Santiago. The Canadian unit, which is based in Toronto, writes primarily property, crop hail and auto coverage.
      The following table displays gross premiums written for the Americas division, by type of business, for each of the three years in the period ended December 31, 2006.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

	(In millions)
Property excess of loss	$122.7	13.3%	$135.7	12.0%	$109.7	8.7%
Property proportional	158.1	17.1	227.4	20.1	188.3	15.0
Property facultative	13.7	1.5	24.1	2.2	60.5	4.8

Property reinsurance	294.5	31.9	387.2	34.3	358.5	28.5

Casualty excess of loss	231.1	25.0	203.4	18.0	224.6	17.9
Casualty proportional	221.2	23.9	345.8	30.6	479.7	38.1
Casualty facultative	94.1	10.2	105.2	9.3	101.1	8.0

Casualty reinsurance	546.4	59.1	654.4	57.9	805.4	64.0

Marine and aerospace	36.2	3.9	37.5	3.3	33.6	2.7
Surety and credit	46.4	5.0	52.2	4.6	47.8	3.8
Miscellaneous lines	0.7	0.1	(0.8)	(0.1)	12.2	1.0

Total gross premiums written	$924.2	100.0%	$1,130.5	100.0%	$1,257.5	100.0%

EuroAsia Division
      The EuroAsia division accounted for $561.2 million, or 24.0%, of our gross premiums written for the year ended December 31, 2006. The division primarily writes property business and short tail treaty business. The EuroAsia division, which currently has 91 employees, operates out of four offices, with principal offices in Paris and Singapore and satellite offices in Stockholm and Tokyo. Business is produced through a strong network of global and regional brokers. The EuroAsia division underwrites through brokers for 65.5% of the business and

34.5% directly. Our top five brokers for the EuroAsia division in 2006, Aon Corporation, Benfield Group, Ltd, Guy Carpenter & Co., Inc., Willis Re Group Holdings, Ltd. and Groupe Walbaum-IAR, generated 48.8% of the division’s business in 2006.
      The Paris branch office is the headquarters of the EuroAsia division and the underwriting center in charge of Europe, the Middle East and Africa, with an office in Stockholm, Sweden, covering the Nordic countries and Russia. The Paris branch writes primarily property, motor, credit and bond, accident and health, marine and aerospace and liability business. The Asia Pacific Rim unit, headquartered in Singapore with an office in Tokyo, writes reinsurance on both a treaty and facultative basis. The primary lines of business offered in the Asia Pacific Rim unit include property, marine, motor, accident and health, credit and bond coverages, and liability business. During 2006, Europe represented 67.5% of gross premiums written while Asia represented 19.4% and the Middle East, Africa and America comprised the remaining 13.1%.
      The following table displays gross premiums written for the EuroAsia division, by type of coverage, for each of the last three years in the period ended December 31, 2006.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

			(In millions)
Property	$341.0	60.8%	$326.0	60.0%	$304.2	55.0%
Motor	85.0	15.1	88.4	16.3	79.6	14.4
Surety and credit	55.5	9.9	52.3	9.6	58.5	10.6
Marine	33.3	5.9	28.5	5.2	29.4	5.3
Liability	23.5	4.2	22.7	4.2	20.8	3.7
Aerospace	12.6	2.3	14.4	2.6	12.5	2.2
Accident and health	10.3	1.8	11.5	2.1	23.8	4.3
Other	—	—	—	—	24.9	4.5

Total gross premiums written	$561.2	100.0%	$543.8	100.0%	$553.7	100.0%

      The property business, including the property component of motor business, in EuroAsia is 58.1% proportional, 41.0% excess of loss and 0.9% facultative. Per risk coverages account for 54.6% of the property business, while 25.1% relates to catastrophe coverage.
      The following table displays gross premiums written for the EuroAsia division, by type of business, for each of the three years in the period ended December 31, 2006. Gross premiums written for the year ended December 31, 2004 included $24.9 million attributable to the consolidation of First Capital Insurance Limited

(“First Capital”), which writes business in Singapore. In the fourth quarter of 2004, our economic interest in First Capital declined to less than 50%, and First Capital is no longer consolidated in our financial statements.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

			(In millions)
Property excess of loss	$143.7	25.6%	$140.0	25.8%	$126.8	22.9%
Property proportional	203.8	36.3	203.1	37.3	191.6	34.6
Property facultative	3.2	0.6	3.3	0.6	4.5	0.8

Property	350.7	62.5	346.4	63.7	322.9	58.3

Casualty excess of loss	70.4	12.5	66.9	12.3	51.6	9.3
Casualty proportional	38.7	6.9	35.0	6.5	54.0	9.8

Casualty	109.1	19.4	101.9	18.8	105.6	19.1

Marine and aerospace	45.9	8.2	43.2	7.9	41.8	7.5
Surety and credit	55.5	9.9	52.3	9.6	58.5	10.6
Other	—	—	—	—	24.9	4.5

Total gross premiums written	$561.2	100.0%	$543.8	100.0%	$553.7	100.0%

      The property and casualty components of motor business have been included in the property and casualty amounts in the above table.

London Market Division
      The London Market division accounted for $340.7 million, or 14.6%, of our gross written premiums for the year ended December 31, 2006. The London Market division, with 76 employees in our London office, currently operates through Newline Syndicate (1218) at Lloyd’s, Newline Insurance Company Limited (these two entities are referred to collectively as “Newline”) and the London branch. Newline’s business focus is international casualty insurance, while the London branch writes worldwide treaty reinsurance. Our underwriting platforms are run by an integrated management team with a common business approach. Business is distributed through a diverse group of brokers, with the top five brokers representing 48.9% of gross premiums written. Our top London Market division brokers include Aon Corporation, Marsh Inc., Integro Insurance Brokers, Ltd., Willis Re Group Holdings, Ltd., and Jardine, Lloyd, Thompson.
      For the year ended December 31, 2006, the London branch had gross premiums written of $138.2 million, or 40.6% of the total London Market division. The London branch writes worldwide treaty reinsurance through three business units: property, marine and aerospace, and international casualty. The property unit (comprising mainly retrocessional and catastrophe excess of loss business) represents 34.3% of the total gross premiums written for the year ended December 31, 2006. Geographically, 85.5% of the branch business is located in the United Kingdom, Western Europe and the United States.
      For the year ended December 31, 2006, Newline had gross premiums written of $202.5 million, or 59.4% of the total London Market division. Newline writes international casualty insurance in five sectors: professional indemnity, directors’ and officers’ liability, crime, financial institution professional indemnity and liability. Newline’s target market is generally small to medium sized accounts which could be either private or public companies. The United Kingdom, Australia and Western Europe represent 79.7% of Newline’s business.

      The following table displays gross premiums written for the London Market division, by type of business, for each of the three years in the period ended December 31, 2006.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

	(In millions)
Property excess of loss	$47.5	13.9%	$79.4	18.4%	$66.2	14.9%
Property proportional	—	—	8.3	1.9	6.9	1.5

Property reinsurance	47.5	13.9	87.7	20.3	73.1	16.4

Casualty excess of loss	15.2	4.5	17.5	4.1	22.9	5.2
Casualty proportional	13.2	3.9	23.1	5.4	23.5	5.2

Casualty reinsurance	28.4	8.4	40.6	9.5	46.4	10.4

Marine and aerospace	62.3	18.3	61.0	14.1	63.0	14.0

Total reinsurance	138.2	40.6	189.3	43.9	182.5	40.8
Liability lines — Newline	198.9	58.4	234.9	54.4	254.3	56.8
Other — Newline	3.6	1.0	7.4	1.7	10.9	2.4

Total gross premiums written	$340.7	100.0%	$431.6	100.0%	$447.7	100.0%

U.S. Insurance Division
      Trademarked as “Hudson Insurance Group,” the U.S. Insurance division provides underwriting capacity on an admitted and non-admitted basis to medical malpractice and specialty insurance markets nationwide. The U.S. Insurance division generated $509.6 million, or 21.8%, of our gross premiums written for the year ended December 31, 2006. The U.S. Insurance division employs 130 people and operates from offices in New York, Chicago and Napa. Approximately 71.0% of the division’s business is written in 10 states/territories, with the top five states/territories representing 54.6% of the division’s total premiums.
      Our medical malpractice business provides coverage principally to small and medium sized hospitals, physicians and physician groups, and is primarily focused on 12 states throughout the United States. Coverage is generally offered on a claims-made basis and is written on a surplus lines basis to provide rate and form flexibility. This business is distributed primarily through regional brokers.
      In addition, the U.S. Insurance division provides primary coverage for a variety of risks, including non-standard personal auto, commercial auto, specialty liability and other niche markets. We manage a limited number of active program administrator relationships, with a majority of our business concentrated in our top ten relationships. We perform extensive due diligence on all new and existing program administrators and look to do business with organizations that have a long and well-documented track record in their area of expertise. Strong monitoring processes are in place and our program administrators are incentivized to produce profitable insurance business rather than to merely generate volume.

      The following table displays gross premiums written for the U.S. Insurance division, by type of business, for each of the three years in the period ended December 31, 2006.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

			(In millions)
Medical malpractice	$152.8	30.0%	$150.6	28.9%	$137.7	35.0%
Professional liability	131.0	25.7	114.2	21.9	65.0	16.6
Personal auto	77.7	15.2	103.6	19.9	92.7	23.7
Specialty liability	81.8	16.1	90.5	17.4	50.5	12.9
Commercial auto	35.6	7.0	32.4	6.2	15.2	3.9
Property and package	30.7	6.0	29.7	5.7	30.8	7.9

Total gross premiums written	$509.6	100.0%	$521.0	100.0%	$391.9	100.0%

      The following table provides additional detail regarding our medical malpractice business for each of the three years in the period ended December 31, 2006.

	Years Ended December 31,

	2006		2005		2004

	$	%	$	%	$	%

	(In millions)
Physician groups and clinics	$41.9	27.4%	$50.3	33.4%	$68.3	49.6%
Select markets	31.6	20.7	41.4	27.5	23.4	17.0
Hospitals	46.1	30.2	32.8	21.8	21.9	15.9
Individual physicians	24.0	15.7	20.4	13.5	15.7	11.4
Other healthcare providers	9.2	6.0	5.7	3.8	8.4	6.1

Medical malpractice gross premiums written	$152.8	100.0%	$150.6	100.0%	$137.7	100.0%

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

	Gross	Retrocession/	Net
	Capacity	Reinsurance	Retention

	(In millions)
Treaty
Property	$15.0	$—	$15.0
Casualty	7.5	—	7.5
Facultative
Property	5.0	1.6	3.4
Casualty	10.0	8.0	2.0
Insurance
Medical malpractice	11.0	10.1	0.9
Other casualty	10.0	7.0	3.0
Property	10.0	8.0	2.0
Newline	19.6	14.7	4.9

      We purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on insurance and reinsurance underwritten and to limit our exposure with respect to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against this risk, we purchase catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographic scope of the coverage and the cost vary from year to year. Specific reinsurance protections are also placed to protect selected portions of our portfolio. Our catastrophe excess of loss reinsurance protection available for losses in the United States for 2005 was exhausted by Hurricanes Katrina, Rita and Wilma during the year ended December 31, 2005.
      When we enter into retrocessional agreements, we cede to reinsurers a portion of our risks and pay premiums based upon the risk and exposure of the policies subject to the reinsurance. Although the reinsurer is liable to us for the reinsurance ceded, we retain the ultimate liability in the event the reinsurer is unable to meet its obligation at some later date.
      Our ten largest reinsurers represent 49.6% of our total reinsurance recoverables as of December 31, 2006. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $15.4 million of reinsurance recoverables as of December 31, 2006, and the average balance is less than $3.0 million. There were no significant catastrophes during 2006. Our reinsurance recoverables attributable to losses from Hurricanes Katrina, Rita and Wilma were $11.5 million as of December 31, 2006, a decrease from $223.7 million as of December 31, 2005.
      The following table shows the total amount which is recoverable from each of our ten largest reinsurers for paid and unpaid losses as of December 31, 2006, the amount of collateral held, and each reinsurer’s A.M. Best rating (in millions).

	Reinsurance	Percent of		A.M. Best
Reinsurer	Recoverable	Total	Collateral	Rating

Underwriters Reinsurance Company (Barbados) Incorporated	$120.1	15.0%	$120.1	NR
Lloyd’s	63.3	7.9	0.4	A
Federal Insurance Company	38.5	4.8	—	A++
Hannover Ruckversicherungs AG	33.9	4.3	0.4	A
Partner Reinsurance Company of the US	29.0	3.6	0.9	A+
Ace Property and Casualty Insurance	24.9	3.1	0.2	A+
Transatlantic Reinsurance Company	24.6	3.1	0.1	A+
Arch Reinsurance Company	20.5	2.6	17.8	A-
Swiss Reinsurance America Corp.	21.8	2.7	0.2	A+
GE Frankona Reinsurance Ltd.	19.6	2.5	0.1	A

Sub-total	396.2	49.6	140.2
All Other	402.6	50.4	98.0

Total	$798.8	100.0%	$238.2

      For additional information on our retrocession agreements, please refer to Notes 11 and 12 to the consolidated financial statements included in this report.
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
      A dedicated claims unit manages the claims related to asbestos-related illness and environmental impairment liabilities, due to the significantly greater uncertainty involving these exposures. This unit performs audits of cedants with significant asbestos and environmental exposure to assess our potential liabilities. This unit also monitors developments within the insurance industry that may have a potential impact on our reserves.
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
Reserves for Unpaid Losses and Loss Adjustment Expenses
      We establish reserves to recognize liabilities for unpaid losses and loss adjustment expenses (“LAE”), which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred on or before the balance sheet date, including events which have not yet been reported to us. Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured to the ceding company, the reporting of the loss by the ceding company to the reinsurer, the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer.
      We rely on loss information received from ceding companies to establish our estimate of losses and LAE. The types of information we receive from ceding companies generally vary by the type of contract. Proportional contracts are generally reported on at least a quarterly basis, providing premium and loss activity as estimated by the ceding company. Our experienced accounting staff have the primary responsibility for managing the handling of information received on these types of contracts. Our claims staff may also assist in the analysis, depending on the size or type of individual loss reported on proportional contracts. Cedant reporting for facultative and treaty excess of loss contracts includes detailed individual claim information, including the description of injury, confirmation of cedant liability, and the cedant’s current estimate of liability. Our experienced claims staff has the responsibility for managing and analyzing the individual claim information. Based on the claims staff’s evaluation of the claim, we may choose to establish additional case reserves over that reported by the ceding company. Due to potential differences in ceding company reporting practices, our accounting, claims, and internal audit departments perform reviews on ceding carriers to ensure that their underwriting and claims procedures meet our standards.
      We also establish reserves to provide for incurred but not reported claims and the estimated expenses of settling claims (“IBNR”), including legal and other fees, and the general expenses of administering the claims adjustment process, known as loss adjustment expenses. We periodically revise such reserves to adjust for changes in the expected loss development pattern over time.
      We rely on the underwriting and claim information provided by the ceding companies to compile our analysis of losses and LAE. This data is aggregated by geographic region and type of business to facilitate analysis. We calculate incurred but not reported loss and LAE reserves using generally accepted actuarial reserving techniques to project the ultimate liability for losses and LAE. IBNR includes a provision for losses incurred but not yet reported to us as well as anticipated additional emergence on claims already reported by the ceding companies or claimants. The actuarial techniques for projecting loss and LAE reserves rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing and claim cost trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date.

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
      We have exposure to asbestos, environmental pollution and other latent injury damage claims on policies written prior to the mid 1980s. Included in our reserves are amounts related to asbestos-related illnesses and environmental impairment, which, net of related reinsurance recoverable, totaled $215.7 million and $132.8 million as of December 31, 2006 and 2005, respectively. The majority of our asbestos and environmental related liabilities arise from contracts entered into before 1986 that were underwritten as standard general liability coverages where the contracts contained terms which, for us and the industry overall, have been interpreted by the courts to provide coverage for asbestos and environmental exposures not contemplated by the original pricing or reserving of the covers. Our estimate of our ultimate liability for these exposures includes case basis reserves and a provision for liabilities incurred but not yet reported. Case basis reserves are a combination of reserves reported to us by ceding companies and additional case reserves determined by our dedicated asbestos and environmental claims unit. We rely on an annual analysis of Company and industry loss emergence trends to estimate the loss and LAE reserve for this exposure, including projections based on historical loss emergence and loss completion factors supplied from other company and industry sources.
      Estimation of ultimate liabilities is unusually difficult due to several significant issues relating to asbestos and environmental exposures. Among the issues are: (a) the long period between exposure and manifestation of an injury; (b) difficulty in identifying the sources of asbestos or environmental contamination; (c) difficulty in allocating responsibility or liability for asbestos or environmental damage; (d) difficulty in determining whether coverage exists; (e) changes in underlying laws and judicial interpretation of those laws; and (f) uncertainty regarding the identity and number of insureds with potential asbestos or environmental exposure.
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (a) continued growth in the number of claims filed due to a more aggressive plaintiffs’ bar; (b) an increase in claims involving defendants formerly regarded as peripheral; (c) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (d) the concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (e) the potential that states or the federal government may enact legislation regarding asbestos litigation reform.
      We believe these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-asbestos and non-environmental exposures. See Note 10 to the consolidated financial statements for additional historical information on loss and LAE reserves for these exposures.

      In the event that loss trends diverge from expected trends, we may have to adjust our reserves for loss and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. Management believes that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at December 31, 2006. Due to the uncertainty involving estimates of ultimate loss and LAE, including asbestos and environmental exposures, management does not attempt to produce a range around its best estimate of loss.

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
      The “Ten Year Analysis of Consolidated Net Losses and Loss Adjustment Expense Reserve Development Table” that follows presents the development of balance sheet loss and LAE reserves for calendar years 1996 through 2006. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the net loss and LAE reserve of $1,992 million as of December 31, 1996, by the end of 2006, $1,741 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,992 million was re-estimated to be $2,243 million as of December 31, 2006. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the net deficiency of $251 million, which has been reflected in our consolidated financial statements as of December 31, 2006, related to December 31, 1996 net loss and LAE reserves of $1,992 million, represents the cumulative amount by which net reserves for 1996 have developed unfavorably from 1997 through 2006.
      Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 1999 for $150,000 was first reserved in 1996 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1996 through 1998 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.
Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table
Presented Net of Reinsurance With Supplemental Gross Data

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

	(In millions)
Reserves for unpaid losses and LAE	$1,992	$2,134	$1,988	$1,831	$1,667	$1,674	$1,864	$2,372	$3,172	$3,911	$4,403
Paid (cumulative) as of:
One year later	457	546	594	609	596	616	602	632	914	787
Two years later	837	994	1,055	1,042	1,010	985	999	1,213	1,298
Three years later	1,142	1,342	1,353	1,333	1,276	1,296	1,424	1,456
Four years later	1,349	1,518	1,546	1,506	1,553	1,602	1,563
Five years later	1,475	1,649	1,675	1,718	1,802	1,666
Six years later	1,586	1,756	1,828	1,901	1,827
Seven years later	1,680	1,848	1,941	1,904
Eight years later	1,758	1,928	1,896
Nine years later	1,820	1,861
Ten years later	1,741
Liability re-estimated as of:
One year later	2,107	2,113	2,034	1,846	1,690	1,760	1,993	2,561	3,345	4,051
Two years later	2,121	2,151	2,043	1,862	1,787	1,935	2,240	2,828	3,537
Three years later	2,105	2,131	2,044	1,951	2,018	2,194	2,573	3,050
Four years later	2,074	2,128	2,104	2,144	2,280	2,514	2,828
Five years later	2,066	2,169	2,246	2,332	2,581	2,726
Six years later	2,085	2,237	2,345	2,572	2,750
Seven years later	2,098	2,284	2,475	2,702
Eight years later	2,133	2,372	2,571
Nine years later	2,213	2,443
Ten years later	2,243
Cumulative redundancy/(deficiency)	$(251)	$(309)	$(583)	$(871)	$(1,083)	$(1,052)	$(964)	$(678)	$(365)	$(140)

Gross liability — end of year	$2,647	$2,894	$2,692	$2,570	$2,566	$2,720	$2,872	$3,400	$4,225	$5,118	$5,142
Reinsurance recoverables	655	760	704	739	899	1,046	1,008	1,028	1,053	1,207	739

Net liability — end of year	1,992	2,134	1,988	1,831	1,667	1,674	1,864	2,372	3,172	3,911	4,403

Gross re-estimated liability at December 31, 2006	3,220	3,464	3,712	3,952	4,129	4,256	4,252	4,273	4,709	5,296
Re-estimated recoverables at December 31, 2006	977	1,021	1,141	1,250	1,379	1,530	1,424	1,223	1,172	1,245

Net re-estimated liability at December 31, 2006	2,243	2,443	2,571	2,702	2,750	2,726	2,828	3,050	3,537	4,051

Gross cumulative deficiency	$(573)	$(570)	$(1,020)	$(1,382)	$(1,563)	$(1,536)	$(1,380)	$(873)	$(484)	$(178)

      The incurred loss and LAE liability re-estimate for the year ended December 31, 2006 includes a $140 million provision for an increase in loss and LAE on prior years. Through December 31, 2006, the cumulative increases in estimates of loss on outstanding loss liabilities held at year end 2004, 2003 and 2002 were $365 million, $678 million and $964 million, respectively. These cumulative increases in loss estimates are principally attributable to U.S. casualty business written in the late 1990s through early 2000s. The U.S. casualty classes of business include general liability, professional liability and excess workers’ compensation. Economic uncertainty, competitive conditions and the proliferation of claims relating to bankruptcies and other financial and management improprieties in the United States during this period contribute to the difficulty in estimating losses for these years.

      For calendar years 2002 through 2006, we experienced claim frequency and severity greater than expectations established based on a review of the prior years’ loss trends, for business written in the period 1997 through 2001. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the competitive conditions in the industry at that time, affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Professional liability was impacted by the increase in frequency and severity of claims relating to bankruptcies and other financial and management improprieties in the late 1990s through early 2000s.
      The liability re-estimate reported for year end 1996 losses and LAE at December 31, 2006 principally results from increased reserves for asbestos liabilities and other latent injury damage claims associated with United States casualty contracts generally written prior to 1986. These contracts contained terms that, for us and the industry overall, have been interpreted by the courts to provide coverage for exposures that were not contemplated by the original pricing or reserving of the covers.
      We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at December 31, 2006. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for loss and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results.
      The following table is derived from the “Ten Year Analysis of Consolidated Net Losses and Loss Adjustment Expense Reserve Development Table” above. It summarizes the effect of re-estimating prior year loss reserves, net of reinsurance, on pre-tax income for the latest ten calendar years through December 31, 2006. Each column represents the calendar year development by each accident year. For example, in calendar year 2006, the impact of re-estimates of prior year loss reserves reduced pre-tax income by $139.9 million.

	Development in Calendar Year

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

					(In millions)
Accident Year Contributing to Loss Reserve Development
1996 and Prior	$(114.9)	$(14.2)	$16.0	$30.4	$7.4	$(19.9)	$(12.5)	$(35.5)	$(79.5)	$(30.7)
1997		35.6	(54.3)	(11.0)	(5.0)	(22.0)	(55.0)	(10.8)	(8.7)	(40.8)
1998			(7.4)	(29.6)	(4.0)	(19.0)	(74.0)	(52.1)	(41.8)	(24.5)
1999				(5.7)	(15.0)	(28.0)	(51.0)	(89.5)	(110.8)	(33.9)
2000					(6.5)	(9.0)	(38.0)	(74.6)	(59.3)	(39.8)
2001						12.4	56.0	2.5	(19.0)	(42.4)
2002							46.6	12.2	(13.8)	(42.3)
2003								57.8	66.7	32.4
2004									93.5	29.6
2005										52.5

Total Calendar Year Effect on Pre-tax Income Resulting from Reserve Re-estimation	$(114.9)	$21.4	$(45.7)	$(15.9)	$(23.1)	$(85.5)	$(127.9)	$(190.0)	$(172.7)	$(139.9)

      The significant increases in reserves on accident years 1997 through 2002 relate principally to casualty reinsurance written in the United States in the late 1990s and early 2000s. These years experienced a proliferation of claims relating to bankruptcies and corporate improprieties. This resulted in an increase in the frequency and severity of claims in professional liability lines. Additionally, general liability and excess workers’ compensation classes of business in this period reflected increasing competitive conditions. These factors have impacted our ability to estimate loss and LAE for this exposure, particularly in the 2002 through 2006 calendar year period.
      Improvements in competitive conditions and economic environment beginning in 2001 have resulted in a generally downward trend on re-estimated reserves for accident years 2003 through 2005. Initial loss estimates for these more recent accident years did not fully anticipate the improvements in competitive and economic conditions achieved since the late 1990s through the early 2000s.

      The following table summarizes our provision for unpaid losses and LAE for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004

Gross unpaid losses and LAE, beginning of year	$5,117.7	$4,224.6	$3,399.5
Less: ceded unpaid losses and LAE, beginning of year	1,206.8	1,052.8	1,028.1

Net unpaid losses and LAE, beginning of year	3,910.9	3,171.8	2,371.4

Add: Acquisition and disposition of net unpaid losses and LAE	—	—	77.1

Add: Losses and LAE incurred related to:
Current year	1,344.3	1,888.9	1,441.1
Prior years	139.9	172.7	190.0

Total losses and LAE incurred	1,484.2	2,061.6	1,631.1

Less: Paid losses and LAE related to:
Current year	251.3	380.7	300.3
Prior years	787.3	913.7	632.4

Total paid losses and LAE	1,038.6	1,294.4	932.7

Effects of exchange rate changes	46.6	(28.1)	24.9

Net unpaid losses and LAE, end of year	4,403.1	3,910.9	3,171.8
Add: ceded unpaid losses and LAE, end of year	739.0	1,206.8	1,052.8

Gross unpaid losses and LAE, end of year	$5,142.1	$5,117.7	$4,224.6

      The above amounts reflect tabular reserving for workers’ compensation indemnity reserves that are considered fixed and determinable. We discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2006, 2005 and 2004 was $95.1 million, $90.3 million and $76.7 million, respectively.

      Gross and net development for asbestos and environmental reserves for the last three calendar years are provided in the following table (in millions):

	2006	2005	2004

Asbestos
Gross unpaid losses and LAE, beginning of year	$274.7	$242.2	$216.1
Add: Gross losses and LAE incurred	62.4	54.2	54.2
Less: Gross calendar year paid losses and LAE	28.4	21.7	28.1

Gross unpaid losses and LAE, end of year	$308.7	$274.7	$242.2

Net unpaid losses and LAE, beginning of year	$119.3	$82.7	$52.7
Add: Net losses and LAE incurred	27.1	41.2	30.0
Less: Net calendar year paid losses and LAE	(42.6)	4.6	—

Net unpaid losses and LAE, end of year	$189.0	$119.3	$82.7

Environmental
Gross unpaid losses and LAE, beginning of year	$40.4	$29.9	$33.3
Add: Gross losses and LAE incurred	(0.6)	9.7	2.8
Less: Gross calendar year paid losses and LAE	3.9	(0.8)	6.2

Gross unpaid losses and LAE, end of year	$35.9	$40.4	$29.9

Net unpaid losses and LAE, beginning of year	$13.5	$16.3	$37.4
Add: Net losses and LAE incurred	(2.2)	(0.9)	(21.1)
Less: Net calendar year paid losses and LAE	(15.4)	1.9	—

Net unpaid losses and LAE, end of year	$26.7	$13.5	$16.3

      Net losses and loss adjustment expenses incurred for asbestos claims increased $27.1 million for the year ended December 31, 2006. Included in this increase is a net reserve increase of $40.6 million, a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million related to the commutation of this agreement. Also as a result of this commutation, net reserves were increased by $49.9 million and net paid losses were decreased by $63.4 million.
      Net losses and loss adjustment expenses incurred for environmental claims decreased $2.2 million for the year ended December 31, 2006. Included in this reduction is a net reserve decrease of $0.3 million, a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement. Also as a result of this commutation, net reserves were increased by $17.3 million and net paid losses were decreased by $19.2 million.
      Our survival ratio for asbestos and environmental-related liabilities as of December 31, 2006 is 11 years. Our underlying survival ratio for asbestos-related liabilities is 11 years and for environmental-related liabilities is 18 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, on December 31, 2006, divided by the average paid asbestos and environmental claims for the last three years of $19.3 million, which is net of reinsurance (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance and Retrocessions”).
Investments
      As of December 31, 2006, we held cash and investments totaling $7.1 billion, with a net unrealized gain of $36.0 million, before taxes. Our overall strategy is to maximize the total return of the investment portfolio, while prudently preserving invested capital and providing sufficient liquidity for the payment of claims and other policy obligations.

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

	At December 31,

	2006		2005

	$	% of Total	$	% of Total

	(In millions)
Fixed income securities, at fair value	$3,501.6	49.6%	$2,594.9	43.5%
Equity securities, at fair value	607.6	8.6	601.7	10.1
Equity securities, at equity	245.4	3.5	567.0	9.5
Cash, cash equivalents and short-term investments	2,304.1	32.6	1,727.9	28.9
Other invested assets	165.2	2.3	238.1	4.0
Cash collateral for borrowed securities	242.2	3.4	240.7	4.0

Total cash and invested assets	$7,066.1	100.0%	$5,970.3	100.0%

      As of December 31, 2006, our fixed income securities had a dollar weighted average rating of “AA,” as measured by Standard & Poor’s, and an average yield to maturity, based on market values, of 5.1% before investment expenses. As of December 31, 2006 the duration of our fixed income securities was 7.7 years. Including short-term investments, cash and cash equivalents, the duration was 4.7 years.
      Market Sensitive Instruments. Our investment portfolio includes investments that are subject to changes in market values, such as changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would cause a decrease in total return of 7.3% and 13.6%, respectively, which equates to a decrease in market value of $255.4 million and $475.3 million, respectively, on a fixed income portfolio valued at $3.5 billion as of December 31, 2006. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

      The following table summarizes the fair value of our investments (other than common stocks at equity and other invested assets) at the dates indicated.

	At December 31,

Type of Investment	2006	2005

	(In millions)
United States government, government agencies and authorities	$2,517.4	$1,568.8
States, municipalities and political subdivisions	181.0	184.2
Foreign governments	441.5	367.5
All other corporate	361.7	474.4

Total fixed income securities	3,501.6	2,594.9
Common stocks, at fair value	607.6	601.7
Short-term investments	242.3	199.5
Cash collateral for borrowed securities	242.1	240.7
Cash and cash equivalents	2,061.8	1,528.4

Total	$6,655.4	$5,165.2

      The following table summarizes the fair value by contractual maturities of our fixed income securities at the dates indicated.

	At December 31,

	2006	2005

	(In millions)
Due in less than one year	$43.3	$165.7
Due after one through five years	1,080.5	295.1
Due after five through ten years	566.1	211.8
Due after ten years	1,811.7	1,922.3

Total	$3,501.6	$2,594.9

      The contractual maturities reflected above may differ from the actual maturities due to the existence of call or put features. As of December 31, 2006 and 2005, approximately 3% and 10%, respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. As of December 31, 2006 and 2005, approximately 4% and 5%, respectively, of the fixed income securities shown above had a put feature, which, if exercised at our option, would require the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above, if the call feature or put feature is exercised, the actual maturities will be shorter than the contractual maturities shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be the same as the contractual maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be the same as the contractual maturities shown above if the investor elects not to exercise its put feature, but to hold the securities to their final maturity dates.

      Quality of Debt Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s, using the higher of these ratings for any security where there is a split rating.

	At December 31,

Rating	2006	2005

AAA/ Aaa	85.6%	76.2%
AA/ Aa2	3.9	5.3
BBB/ Baa2	—	0.2
BB/ Ba2	0.3	4.8
B/ B2	0.4	0.9
CCC/ Caa or lower, or not rated	9.8	12.6

Total	100.0%	100.0%

      As of December 31, 2006, 10.5% of our fixed income securities were rated BB/ Ba2 or lower, compared to 18.3% as of December 31, 2005. We sold certain non investment grade securities during 2006. In addition, during 2006, we increased our holdings in investment grade fixed income securities.
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
      These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers and insurers. The financial strength ratings of our principal operating subsidiaries are: A.M. Best: “A” (Excellent), Standard & Poor’s: “A-” (Stable), and Moody’s: “A3” (Stable).
      Our senior unsecured debt is currently rated “BBB-” by Standard & Poor’s, “Baa3” by Moody’s and “bbb” by A.M. Best. Our Series A and Series B preferred shares are currently rated “BB” by Standard & Poor’s, “Ba2” by Moody’s and “bb+” by A.M. Best.
      Following our announcement on March 16, 2006 that the filing of our annual report on Form 10-K would be delayed in connection with the restatement of our consolidated financial statements, Standard & Poor’s placed on “CreditWatch with negative implications” our counterparty credit, senior unsecured debt and preferred stock ratings and the financial strength ratings of our principal operating subsidiaries. In addition, Moody’s revised from “stable” to “negative” the outlook for our senior debt and preferred stock and the insurance financial strength ratings of our principal operating subsidiaries. Further, A.M. Best placed “under review with negative implications” our debt ratings and the financial strength ratings of our principal operating subsidiaries. Following the March 31, 2006 filing of our Annual Report on Form 10-K, Standard & Poor’s, Moody’s and A.M. Best Company removed our ratings from “CreditWatch with negative implications,” “negative outlook” and “under review with negative implications,” respectively, and affirmed the financial strength ratings of our principal operating subsidiaries at “A-” (Strong), “A3” (Good Financial Security) and “A” (Excellent), respectively.
      On July 28, 2006, Standard & Poor’s placed several of its ratings of Fairfax and its subsidiaries on “CreditWatch with negative implications.” The ratings on CreditWatch included our “BBB-” counterparty credit ratings, and our “A-” counterparty credit and financial strength ratings of our subsidiaries. On October 25, 2006, we were removed from Standard & Poor’s “CreditWatch with negative implications.” Our “A-” counterparty credit and financial strength ratings of our subsidiaries were confirmed and placed on outlook negative. Our “BBB-” counterparty credit rating and “BB” preferred stock ratings were also confirmed and placed on outlook negative. On December 19, 2006, Standard & Poor’s revised its outlook on us to “stable” from “negative” and affirmed our subsidiaries’ “A-” counterparty credit and financial strength ratings, as well as our “BBB-” counterparty credit rating.
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
      We believe that the willingness of a primary insurer or reinsurer to use a specific reinsurer is not based solely on pricing. Other factors include the client’s perception of the reinsurer’s financial security, its claims-paying ability ratings, its ability to design customized products to serve the client’s needs, the quality of its overall service, and its commitment to provide the client with reinsurance capacity. We believe we have developed a reputation with our clients for prompt response on underwriting submissions and timely claims payments. Additionally, we believe our level of capital and surplus demonstrates our strong financial position and intent to continue providing reinsurance capacity.
      The reinsurance broker market consists of several significant national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the consolidated financial statements. Our five largest reinsurance brokers accounted for an aggregate of 61.8% of our reinsurance gross premiums written in 2006.
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

      The following table shows our gross premiums written, by distribution source, for the year ended December 31, 2006 (in millions).

	For the Year Ended
	December 31, 2006

	$	%

Aon Corporation	$320.5	13.7%
Guy Carpenter & Co., Inc.	316.4	13.5
Willis Group	174.7	7.5
Benfield Group Limited	149.0	6.4
HRH Reinsurance Brokers, Ltd.	43.5	1.9
Other brokers	389.3	16.6

Total brokers	1,393.4	59.6
Direct	230.2	9.9

Total reinsurance	1,623.6	69.5
U.S. Insurance	509.6	21.8
Newline	202.5	8.7

Total	$2,335.7	100.0%

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
      Globally, the competitive marketplace of the 1990s resulted in decreasing prices and broadening contract terms. Poor financial results associated with those years, compounded by the September 11, 2001 terrorist attack, resulted in changes in management and ownership of several reinsurers, with some competitors withdrawing from key markets. Improving trends, which became apparent in 2001 and continued through 2004 for nearly all classes, began to moderate considerably for certain classes of business in 2005. Casualty lines, while still providing adequate returns, began to see more challenging market conditions in 2005 and continued to remain under pressure throughout 2006. Casualty reinsurance business is experiencing softening market conditions as insurers continue to increase retentions and begin to encounter competitive pricing pressures. Property catastrophe reinsurance rates, on the other hand, saw the pricing pressures of 2005 reverse course following the 2005 storms (Hurricanes Katrina, Rita and Wilma) as rates increased meaningfully in 2006. As property catastrophe reinsurance prices increased throughout 2006, both property insurers and reinsurers increased their retentions as a result.
      In 2006, as previously mentioned, our U.S. property reinsurance book experienced significant rate increases and improving terms and conditions. The 2005 storms caused a reevaluation of catastrophe risk pricing and monitoring across the industry, driven by the rating agencies’ increased capital requirements. With early predictions for an active Atlantic hurricane season, a supply/demand imbalance caused pricing to increase substantially and the industry to welcome an influx of new capital in the first six months of 2006. Property business impacted by the 2005 storms experienced the most significant price increases, while regions and classes of business not affected by the storms saw more moderate rate increases. The largest rate increases occurred in wind-exposed property business located in the Southeast United States and the Gulf of Mexico, as well as offshore. The influx of new capital was utilized in the peak catastrophe zones impacted most by the 2005 storms. As a result of the lack of storm activity in 2006, many market participants, both insurers and reinsurers, recorded record profits. Insurers continue to retain more business as balance sheets strengthen and reinsurance pricing remains at adequate levels. Reinsurers continue to refine their catastrophe portfolios in light of the increased capital requirements by the rating agencies and the revised catastrophe models. Offsetting these increased capital requirements will be the impact of the recently passed insurance reform in Florida, which will likely result in the reallocation of capital that was previously used to support Florida based exposures. The Florida reform increases the availability of reinsurance protection from the state-owned reinsurer (Florida Hurricane Catastrophe Fund) and thereby will likely reduce the amount of reinsurance purchased from the private market.
      With the large profits earned in 2006 and the resulting improvement in capital positions of industry participants, in addition to the influx of new capital, we anticipate the rate of price increases on property and property catastrophe reinsurance business to moderate and possibly even decline in 2007 on select exposures. Casualty reinsurance pricing is expected to remain disciplined, with prices moderating in select lines. We believe there are lines of business where current rates should provide acceptable returns. The competitive landscape is still evolving and the depth and breadth of market changes for the balance of 2007 remain uncertain.
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
      In our primary insurance business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. Throughout 2006 the specialty insurance marketplace continued to grow more competitive as more participants looked to either enter the market or increase their existing presence. We expect the competitiveness to continue throughout 2007 as results continue to be strong, balance sheets strengthen, and participants compete aggressively for business. We continue to see a positive flow of business in those states and business lines we have chosen to target.
      We also face competition from Lloyd’s syndicates, larger multi-national insurance groups, and alternative risk management programs. Pricing is a primary means of competition in the specialty insurance and reinsurance business. We are committed to maintaining our underwriting standards and as a result, our premium volume will vary based on existing market conditions.
Employees
      As of December 31, 2006, we had 610 employees. We believe our relationship with our employees is satisfactory.
Regulatory Matters
      We are subject to regulation under the insurance statutes, including insurance holding company statutes, of various jurisdictions, including Connecticut, the domiciliary state of Odyssey America; Delaware, the domiciliary state of Clearwater, Hudson and Clearwater Select; New York, the domiciliary state of Hudson Specialty; and the United Kingdom, the domiciliary jurisdiction of Newline. Newline is also subject to regulation by the Council of Lloyd’s. In addition, we are subject to regulation by the insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business.

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
      Under the Connecticut, Delaware and New York Insurance laws and regulations, no person, corporation or other entity may acquire control of us or our operating subsidiaries unless such person, corporation or entity has obtained the prior approval of the Connecticut, Delaware and/or New York insurance commissioner or commissioners, as the case may be, for the acquisition. For the purposes of the Connecticut, Delaware and New York Insurance laws, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of that company. To obtain the approval of any acquisition of control, any prospective acquirer must file an application with the relevant insurance commissioner. This application requires the acquirer to disclose its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and any other related matters.
      The United Kingdom Financial Services Authority also requires an insurance company or reinsurance company that carries on business through a permanent establishment in the United Kingdom, but which is incorporated outside the United Kingdom, to notify it of any person becoming or ceasing to be a controller or of a controller becoming a parent undertaking. Any company or individual that holds 10% or more of the shares in the insurance company or reinsurance company or its parent undertaking, or is able to exercise significant influence over the management of the insurance company or reinsurance company or its parent undertaking through such shareholding, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the insurance company or reinsurance company or of its parent undertaking, or is able to exercise significant influence over the management of the insurance company or reinsurance company or its parent undertaking as a result of its voting power is a “controller.” A purchaser of 10% or more of our outstanding common shares will be a “controller” of Odyssey America, which is authorized to carry on reinsurance business in the United Kingdom through the London branch. Other than our subsidiaries in the London market division, none of our other insurance or reinsurance subsidiaries is authorized to carry on business in the United Kingdom.
      Under the byelaws made by Lloyd’s pursuant to the Lloyd’s Act of 1982, the prior written approval of the Franchise Board established by the Council of Lloyd’s is required of anyone proposing to become a “controller” of any Lloyd’s Managing Agent. Any company or individual that holds 10% or more of the shares in the managing agent company or its parent undertaking, or is able to exercise significant influence over the management of the managing agent or its parent undertaking through such shareholding, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the Lloyd’s Managing Agent or its parent undertaking, or exercise significant influence over its management or that of its parent undertaking as a result of voting power is a “controller”. A purchaser of more than 10% of our outstanding common shares will be a “controller” of the United Kingdom Lloyd’s Managing Agent subsidiary, Newline.
      The requirements under the Connecticut, Delaware and New York insurance laws and the United Kingdom Financial Services Authority’s rules (and other applicable states and foreign jurisdictions), and the rules of the Council of Lloyd’s, may deter, delay or prevent certain transactions affecting the control or ownership of our common shares, including transactions that could be advantageous to our shareholders.

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
      Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized capital gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the insurance commissioner has approved the payment within the 30-day period. Under the Connecticut insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12-month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized capital gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2007 without requiring prior approval of regulatory authorities is $561.7 million.
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
      United Kingdom law prohibits any United Kingdom company, including Newline, from declaring a dividend to its shareholders unless such company has “profits available for distribution,” which, in summary, are accumulated realized profits less accumulated realized losses. The determination of whether a company has profits available for distribution must be made by reference to accounts that comply with the requirements of the Companies Act 1985. While there are no statutory restrictions imposed by the United Kingdom insurance regulatory laws upon an insurer’s ability to declare dividends, insurance regulators in the United Kingdom strictly control the maintenance of each insurance company’s solvency margin within their jurisdiction and may restrict an insurer from declaring a dividend beyond a level that the regulators determine would adversely affect an insurer’s solvency requirements. It is common practice in the United Kingdom to notify regulators in advance of any significant dividend payment.

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
      Primary insurance companies providing commercial property and casualty insurance in the U.S., such as Hudson and Hudson Specialty, are required to participate in the TRIA program. TRIA generally does not purport to govern the obligations of reinsurers, such as Odyssey America. The TRIA program is scheduled to expire at the end of 2007, and it is unclear at this time whether Congress will further extend the program beyond 2007. It is possible that the non-renewal of TRIA could adversely affect the industry, including us.

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
Our Website
      Our internet address is www.odysseyre.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, are accessible free of charge through our website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Business Conduct, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charters for our Audit, Compensation and Transaction Review Committees are also available on our website. In addition, you may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of the Company.
      Our annual, quarterly and current reports are accessible to view or copy at the SEC’s Public Reference room at 100 F Street, NE, Washington, DC 20549, by calling 1-800-SEC-0330, or on the SEC’s website at www.sec.gov.

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
      As of December 31, 2006, we had net unpaid losses and loss adjustment expenses of $4,403.1 million. We incurred losses and loss adjustment expenses of $1,484.2 million, $2,061.6 million and $1,631.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
      Reinsurance and insurance claim reserves represent estimates, involving actuarial and statistical projections at a given point in time, of our expectations of the ultimate settlement and administration costs of claims incurred. The process of establishing loss reserves is complex and imprecise because it is subject to variables that are influenced by significant judgmental factors. We utilize both proprietary and commercially available actuarial models as well as our historical and industry loss development patterns to assist in the establishment of appropriate claim reserves. In contrast to casualty losses, which frequently can be determined only through lengthy and unpredictable litigation, non-casualty property losses tend to be reported promptly and usually are settled within a shorter period of time. Nevertheless, for both casualty and property losses, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our consolidated financial statements.
      In addition, because we, like other reinsurers, do not separately evaluate each of the individual risks assumed under our reinsurance treaties, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. If our claim reserves are determined to be inadequate, we will be required to increase claim reserves with a corresponding reduction in our net income in the period in which the deficiency is recognized. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations in a particular period or our financial condition.
      Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies.

Unpredictable natural and man-made catastrophic events could cause unanticipated losses and reduce our net income.
      Catastrophes can be caused by various events, including natural events such as hurricanes, windstorms, earthquakes, hailstorms, severe winter weather and fires, and unnatural events such as acts of war, terrorist attacks, explosions and riots. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, windstorms and earthquakes may produce significant damage in large, heavily populated areas. Most of our past catastrophe-related claims have resulted from severe storms. Catastrophes can cause losses in a variety of property and casualty lines for which we provide insurance or reinsurance.
      Insurance companies are not permitted to reserve for a catastrophe unless it has occurred. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect upon our results of operations and financial condition. It is possible that our models have not adequately captured some catastrophe risks or other risks. We believe it is impossible to completely eliminate our exposure to unforeseen or unpredictable events.

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
      Our principal operating subsidiaries maintain a rating of “A” (Stable) from A.M. Best, an “A-” (Excellent) counterparty credit and financial strength rating from Standard & Poor’s and an “A3” (Stable) financial strength rating from Moody’s. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. See “Part I, Item 1 — Business-Ratings” for further detail regarding our and our subsidiaries’ ratings.
      The ratings by these agencies of our principal operating subsidiaries may be based on a variety of factors, many of which are outside of our control, including, but not limited to, the financial condition of Fairfax and its other subsidiaries and affiliates, the financial condition or actions of parties from which we have obtained reinsurance, and factors relating to the sectors in which we or they conduct business, and the statutory surplus of our operating subsidiaries, which is adversely affected by underwriting losses and dividends paid by them to us. A downgrade of any of the debt or other ratings of Fairfax, or of any of Fairfax’s other subsidiaries or affiliates, or a deterioration in the financial markets’ view of any of these entities, could have a negative impact on our ratings.

Uncertainty related to our estimated losses for Hurricanes Katrina, Rita and Wilma may materially impact our financial results.
      Our statements of operations for the year ended December 31, 2006 and 2005, respectively, include pre-tax underwriting losses of $46.4 and $436.0 million, respectively, from Hurricanes Katrina, Rita and Wilma. The loss estimate represents our best estimate based on the most recent information available. We used various approaches in estimating this loss, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, such estimates may be revised, potentially resulting in adverse effects to our financial results. The extraordinary nature and scale of this loss, including legal and regulatory implications, adds substantial uncertainty and complexity to the estimating process. Considerable time may elapse before the adequacy of our estimates can be determined.
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
      We have no retrocession protection remaining with respect to Hurricane Katrina. Should our Hurricane Katrina losses prove to be greater than currently estimated, it will have an adverse effect on our financial results.
      We cannot be sure that retrocessional coverage will be available to us on acceptable terms, or at all, in the future.

If we are unable to realize our investment objectives, our business, financial condition or results of operations may be adversely affected.
      Investment returns are an important part of our overall profitability, and our operating results depend in part on the performance of our investment portfolio. Accordingly, fluctuations in the fixed income or equity markets could impair our profitability, financial condition or cash flows. We derive our investment income from interest and dividends, together with realized gains on the sale of investment assets. The portion derived from realized gains generally fluctuates from year to year. For the years ended December 31, 2006, 2005 and 2004, net realized gains accounted for 28.0%, 21.4% and 42.6%, respectively, of our total investment income (including realized gains and losses). Realized gains are typically a less predictable source of income than interest and dividends, particularly in the short term.
      The return on our portfolio and the risks associated with our investments are also affected by our asset mix, which can change materially depending on market conditions. Investments in cash or short-term investments generally produce a lower return than other investments. As of December 31, 2006, 32.6%, or $2.3 billion, of our invested assets were held in cash and short-term investments pending our identifying suitable opportunities for reinvestment in line with our long-term value-oriented investment philosophy.
      The volatility of our claims submissions may force us to liquidate securities, which may cause us to incur capital losses. If we structure our investments improperly relative to our liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Realized and unrealized investment losses resulting from an other-than-temporary decline in value could significantly decrease our assets, thereby affecting our ability to conduct business.
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
      In recent years, the insurance industry has been the subject of a number of investigations, and increasing litigation and regulatory activity by various insurance, governmental and enforcement authorities, concerning certain practices within the industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes, the alleged illegal tying of the placement of insurance business to the purchase of reinsurance, and the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. We have received inquiries and informational requests from insurance departments in certain states in which our insurance subsidiaries operate. We cannot predict at this time the effect that current investigations, litigation and regulatory activity will have on the insurance or reinsurance industry or our business. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be materially adversely affected by the negative publicity for the insurance industry related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings. It is possible that these investigations or related regulatory developments will mandate changes in industry practices in a fashion that increases our costs of doing business or requires us to alter aspects of the manner in which we conduct our business.

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
      As of December 31, 2006, Fairfax beneficially owned, through wholly-owned subsidiaries, 59.6% of our outstanding common shares. Consequently, Fairfax can determine the outcome of our corporate actions requiring board or shareholder approval, such as:

•	appointing officers and electing members of our Board of Directors;

•	adopting amendments to our charter documents; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.
      In addition, Fairfax has provided us, and continues to provide us, with certain services for which it receives customary compensation. Through various subsidiaries, Fairfax engages in the business of underwriting insurance as well as other financial services; and from time to time, we may engage in transactions with those other businesses in the ordinary course of business under market terms and conditions. All of our directors other than Andrew Barnard, Peter Bennett, Patrick Kenny and Paul Wolff are directors or officers of Fairfax or certain of its subsidiaries. Conflicts of interest could arise between us and Fairfax or one of its other subsidiaries, and any conflict of interest may be resolved in a manner that does not favor us.
      Fairfax has stated that it intends to retain control of us. In order to retain control, Fairfax may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common shares or the then current market price of our common shares. Any decision regarding the ownership of us that Fairfax may make at some future time will be in its absolute discretion.

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
      The current agreement governing our $150 million bank credit facility contains certain covenants that limit our ability to, among other things, borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. These agreements also require us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility or our noteholders could declare a default and demand immediate repayment of all amounts owed to them.

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
      We are substantially dependent on a small number of key employees, in particular Andrew Barnard, R. Scott Donovan and Michael Wacek. We believe that the experience and reputations in the reinsurance industry of Messrs. Barnard, Donovan and Wacek are important factors in our ability to attract new business. We have entered into employment agreements with Messrs. Barnard, Donovan and Wacek. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Messrs. Barnard, Donovan or Wacek or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. We do not currently maintain key employee insurance with respect to any of our employees.

Our business is primarily dependent upon a limited number of unaffiliated reinsurance brokers and the loss of business provided by them could adversely affect our business.
      We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five reinsurance brokerage firms accounted for 61.8% of our reinsurance gross premiums written for the year ended December 31, 2006. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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
      Our reporting currency is the United States dollar. A portion of our premiums are written in currencies other than the United States dollar and a portion of our loss reserves are also in foreign currencies. Moreover, we maintain a portion of our investments in currencies other than the United States dollar. We may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could adversely affect our operating results.

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
      Hudson, which is licensed to write insurance in 49 states and the District of Columbia on an admitted basis, is subject to extensive regulation under state statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as: rate setting; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Hudson’s business and, accordingly, expect our regulatory burden to increase.

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
      Fairfax, through its subsidiaries, TIG Insurance Group, TIG Insurance Company, ORH Holdings Inc., United States Fire Insurance Company, Fairfax Financial (US) LLC and Fairfax Inc., owned 59.6% of our outstanding common shares as of December 31, 2006. Consequently, Fairfax is in a position to determine the outcome of corporate actions requiring board or shareholder approval, including:

•	appointing officers and electing members of our Board of Directors;

•	adopting amendments to our charter documents; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.
      All of our directors other than Andrew Barnard, Peter Bennett, Patrick Kenny and Paul Wolff are directors or officers of Fairfax or certain of its subsidiaries. Conflicts of interest could arise between us and Fairfax or one of its subsidiaries, and any conflict of interest may be resolved in a manner that does not favor us.
      Fairfax has stated that it intends to retain control of us. In order to retain control, Fairfax may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common shares or the then current market price of our common shares. Any decision regarding the ownership of us that Fairfax may make at some future time will be in its absolute discretion.

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
      Our corporate offices are located in 101,420 total square feet of leased space in Stamford, Connecticut. Our other locations occupy a total of 139,489 square feet, all of which are leased. The Americas division operates out of offices in New York, Stamford, Mexico City, Miami, Santiago and Toronto, the EuroAsia division operates out of offices in Paris, Singapore, Stockholm and Tokyo, the London Market division operates out of offices in London and Bristol, and the U.S. Insurance division operates out of offices in New York, Chicago and Napa.
      In September 2004, we renewed the lease at our corporate offices in Stamford, Connecticut, under a lease agreement beginning upon the termination of the current lease in October 2007 and expiring in October 2022. Upon signing the lease, we received a construction allowance of $3.1 million. We have three renewal options on the current premises that could extend the lease through September 2032, if all renewal options are exercised.

Item 3.	Legal Proceedings
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. We are vigorously asserting our claims and defending ourselves against any claims asserted by Gulf. We estimate that the amount in dispute under the Treaties that has not been recorded by us as of December 31, 2006, could range between $35 million to $40 million, after taxes. It is presently anticipated that the case will go to trial in the latter half of 2007. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). On March 9, 2006, the arbitration panel issued its decision confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. Effective May 12, 2006, Odyssey America and London Life entered into a commutation and release agreement pursuant to which all rights, obligations and liabilities for the Agreements were fully and finally settled without material effect to our net income.
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
      On February 8, 2007, we were added as a co-defendant in an amended complaint in an existing action against our majority shareholder, Fairfax, and certain of Fairfax’s officers and directors, who include certain of our current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. We intend to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.
      We and our subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations; in management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Common Shares
      The principal United States market on which our common shares are traded is the New York Stock Exchange (“NYSE”). As of February 9, 2007, the approximate number of holders of our common shares, including those whose common shares are held in nominee name, was 14,750. Quarterly high and low sales prices per share of our common shares, as reported by the New York Stock Exchange composite for each quarter in the years ended December 31, 2006 and 2005, are as follows:

Quarter Ended	High	Low

December 31, 2006	$38.65	$33.45
September 30, 2006	34.75	24.70
June 30, 2006	26.60	21.23
March 31, 2006	25.41	19.50

December 31, 2005	$26.92	$23.77
September 30, 2005	25.86	23.76
June 30, 2005	25.33	22.50
March 31, 2005	26.01	24.20
      Fairfax owns 59.6% of our outstanding common shares, directly (0.2%) and through its subsidiaries: TIG Insurance Group (42.1%), TIG Insurance Company (5.5%), ORH Holdings Inc. (8.7%), Fairfax Inc. (2.0%) and United States Fire Insurance Company (1.1%).
Dividends
      In each of the four quarters of 2006, we declared a dividend of $0.03125 per common share, resulting in an aggregate annual dividend of $0.125 per common share, totaling $8.8 million. The dividends were paid on March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006. In each of the four quarters of 2005, we declared a dividend of $0.03125 per common share, resulting in an aggregate annual dividend of $0.125 per common share, totaling $8.3 million. The dividends were paid on March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005.
      While it is the intention of our Board of Directors to declare quarterly cash dividends, the declaration and payment of future dividends, if any, by us will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, general business conditions and legal restrictions regarding the payment of dividends by us, and other factors. On February 22, 2007, our Board of Directors announced that it had increased our quarterly dividend to $0.0625 per common share, double its previous level, and declared a dividend payable on March 30, 2007 to common shareholders of record at the close of business on March 16, 2007. The payment of dividends by us is subject to limitations imposed by laws in Connecticut, Delaware, New York and the United Kingdom. For a detailed description of these limitations, see Part I, Item 1 — “Business — Regulatory Matters — Regulation of Insurers and Reinsurers — Dividends.”
Issuer Purchases of Equity Securities
      The following table sets forth purchases made by us of our common shares during the three months ended December 31, 2006. We make open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. As of

December 31, 2006, we had 77,668 common shares held in treasury to support such grants and exercises. We do not have a publicly announced repurchase plan for our common shares at this time.

Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
			Part of Publicly	that may yet be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs

October 1 — October 31, 2006	—	$—	—	—
November 1 — November 30, 2006	—	—	—	—
December 1 — December 31, 2006	50,000	37.25	—	—

Total	50,000	$37.25	—	—

      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures due 2022 (“Convertible Notes”). On August 14, 2006, in accordance with the terms of the indenture under which the Convertible Notes were issued, the Convertible Notes became convertible, at the option of the holders, into shares of our common stock at a fixed rate of 46.9925 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $21.28 per share. The convertibility trigger was met as a result of our common shares trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the indenture, we are permitted to satisfy our conversion obligations in stock or in cash, or in a combination thereof. To date, we have elected to satisfy all conversion obligations with common shares, and therefore, as of December 31, 2006, we had issued a total of 1,838,151 common shares to satisfy conversions up to that date. During February 2007, we issued 46,992 common shares related to $1.0 million principal amount of Convertible Notes subject to a notice of conversion received in December 2006. Subsequent to December 31, 2006, we have not received any conversion notices related to the remaining $22.5 million principal value of Convertible Notes, which could be converted into cash or 1.1 million shares of our common stock, or a combination of cash and stock, at our election. In February 2007, the Company announced that the Convertible Notes will continue to be convertible during the period from February 14, 2007 through May 13, 2007. For more information regarding the Convertible Notes, see Note 13 to the consolidated financial statements included in this Form 10-K.

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
      We encourage you to read the consolidated financial statements included in this Form 10-K because they contain our complete consolidated financial statements for the years ended December 31, 2006, 2005, and 2004. The results of operations for the year ended December 31, 2006 are not necessarily indicative of future results.

	Years Ended December 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share data)
GAAP Consolidated Statements of Operations Data:
Gross premiums written	$2,335,742	$2,626,920	$2,650,775	$2,552,340	$1,894,530
Net premiums written	2,160,935	2,301,669	2,361,805	2,156,079	1,643,661
Net premiums earned	$2,225,826	$2,276,820	$2,333,511	$1,971,924	$1,446,277
Net investment income	487,119	220,092	164,248	134,808	123,995
Net realized investment gains	189,129	59,866	122,024	223,537	134,708

Total revenues	2,902,074	2,556,778	2,619,783	2,330,269	1,704,980

	Years Ended December 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share data)
Losses and loss adjustment expenses	1,484,197	2,061,611	1,631,106	1,336,047	1,006,704
Acquisition costs	464,148	470,152	515,856	476,520	365,025
Other underwriting expenses	153,476	146,030	120,765	101,308	70,269
Other expense, net	21,120	27,014	17,153	7,556	4,985
Interest expense	37,515	29,991	25,609	12,656	8,689
Loss on early extinguishment of debt	2,403	3,822	—	—	—

Total expenses	2,162,859	2,738,620	2,310,489	1,934,087	1,455,672

Income (loss) before income taxes and cumulative effect of a change in accounting principle	739,215	(181,842)	309,294	396,182	249,308
Federal and foreign income tax provision (benefit)	231,309	(66,120)	104,093	136,900	83,878

Income (loss) before cumulative effect of a change in accounting principle	507,906	(115,722)	205,201	259,282	165,430
Cumulative effect of a change in accounting principle	—	—	—	—	48,332

Net income (loss)	507,906	(115,722)	205,201	259,282	213,762
Preferred dividends	(8,257)	(1,944)	—	—	—

Net income (loss) available to common shareholders	$499,649	$(117,666)	$205,201	$259,282	$213,762

BASIC Weighted average common shares outstanding	68,975,743	65,058,327	64,361,535	64,736,830	64,744,067

Basic earnings (loss) per common share, before cumulative effect of a change in accounting principle	$7.24	$(1.81)	$3.19	$4.01	$2.55
Cumulative effect of a change in accounting principle	—	—	—	—	0.75

Basic earnings (loss) per common share	$7.24	$(1.81)	$3.19	$4.01	$3.30

DILUTED Weighted average common shares outstanding	72,299,050	65,058,327	69,993,136	70,279,467	67,919,664

Diluted earnings (loss) per common share, before cumulative effect of a change in accounting principle	$6.93	$(1.81)	$2.98	$3.73	$2.46
Cumulative effect of a change in accounting principle	—	—	—	—	0.71

Diluted earnings (loss) per common share(1)(2)	$6.93	$(1.81)	$2.98	$3.73	$3.17

	Years Ended December 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share data)
GAAP Underwriting Ratios:
Losses and loss adjustment expense ratio	66.7%	90.5%	69.9%	67.8%	69.6%
Underwriting expense ratio	27.7	27.1	27.3	29.3	30.1

Combined ratio	94.4%	117.6%	97.2%	97.1%	99.7%

GAAP Consolidated Balance Sheet Data:
Total investments and cash	$7,066,088	$5,970,319	$5,124,683	$4,255,062	$3,101,711
Total assets	8,953,712	8,646,612	7,555,693	6,454,919	5,316,008
Unpaid losses and loss adjustment expenses	5,142,159	5,117,708	4,224,624	3,399,535	2,871,552
Debt obligations	512,504	469,155	376,040	376,892	206,340
Total shareholders’ equity	2,083,579	1,639,455	1,568,236	1,356,271	1,027,001
Book value per common share(3)(4)	$27.92	$22.31	$24.22	$20.87	$15.80
Dividends per common share(4)	0.13	0.13	0.13	0.11	0.10

(1)	The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures, which were issued in June 2002, (see Note 13 to our consolidated financial statements) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our convertible senior debentures to common shares has been assumed when calculating our diluted earnings per share for all years. See Notes 3(l) and 6 to our consolidated financial statements included in this Form 10-K.

(2)	Inclusion of restricted common shares, stock options and the effect of the conversion of our convertible debt to common shares would have an antidilutive effect on the 2005 diluted earnings per common share (i.e., the diluted earnings per common share would be greater than the basic earnings per common share). Accordingly, such common shares were excluded from the calculations of the 2005 diluted earnings per common share. See Notes 3(l) and 6 to our consolidated financial statements included in this Form 10-K.

(3)	Book value per common share, a financial measure often used by investors, is calculated using common shareholders’ equity, a non-GAAP financial measure, which represents total shareholders’ equity, a GAAP financial measure, reduced by the equity attributable to our preferred stock, which was issued during 2005. The common shareholders’ equity is divided by our common shares outstanding at each respective year end to derive book value per common share as reflected in the following table (in millions, except share amounts).

	At December 31,

	2006	2005	2004	2003	2002

Total shareholders’ equity	$2,083.6	$1,639.5	$1,568.2	$1,356.3	$1,027.0
Less: equity related to preferred stock	97.5	97.5	—	—	—

Total common shareholders’ equity	$1,986.1	$1,542.0	$1,568.2	$1,356.3	$1,027.0

Common shares outstanding	71,140,948	69,127,532	64,754,978	64,996,166	65,003,963

Book value per common share	$27.92	$22.31	$24.22	$20.87	$15.80

(4)	Based on our common shares outstanding of: 71,140,948 as of December 31, 2006; 69,127,532 as of December 31, 2005; 64,754,978 as of December 31, 2004; 64,996,166 as of December 31, 2003; and 65,003,963 as of December 31, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation, its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company; Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London; Newline Insurance Company Limited; Hudson Insurance Company; Hudson Specialty Insurance Company; and Napa River Insurance Services, Inc.
      We are a leading United States based underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through the Lloyd’s marketplace.
      Our gross premiums written for the year ended December 31, 2006 were $2,335.7 million, a decrease of $291.2 million, or 11.1%, compared to gross premiums written for the year ended December 31, 2005 of $2,626.9 million. Gross premiums written included reinstatement premiums related to catastrophe events of $5.4 million and $70.4 million for the years ended December 31, 2006 and 2005, respectively. Our business outside of the United States accounted for 45.8% of our gross premiums written for the year ended December 31, 2006, compared to 44.8% for the year ended December 31, 2005. For the years ended December 31, 2006 and 2005, our net premiums written were $2,160.9 million and $2,301.7 million, respectively. For the year ended December 31, 2006, we had net income available to common shareholders of $499.6 million and for the year ended December 31, 2005, we had a net loss available to common shareholders of $117.7 million. As of December 31, 2006, we had total assets of $8.9 billion and total shareholders’ equity of $2.1 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 94.4% for the year ended December 31, 2006, compared to 117.6% for the year ended December 31, 2005.
      We are exposed to losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The loss estimates for these events represent our best estimates based on the most recent information available. We use various approaches in estimating our losses, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual losses may exceed our estimated losses, potentially resulting in adverse effects to our financial results. The extraordinary nature of these losses, including potential legal and regulatory implications, creates substantial uncertainty and complexity in estimating these losses. Considerable time may elapse before the adequacy of our estimates can be determined. For the years ended December 31, 2006, 2005 and 2004, current year catastrophe events were $34.9 million, $537.9 million and $138.8 million, respectively.
      For the year ended December 31, 2005, the total current year catastrophe losses of $537.9 million include net losses and LAE of $445.9 million, which is after reinsurance of $241.1 million, related to Hurricanes Katrina, Rita and Wilma, which occurred during the third and fourth quarters of 2005. In addition to the net losses and LAE, we assumed $9.9 million in net reinstatement premiums received, resulting in an underwriting loss of $436.0 million related to these three hurricanes. In addition, for the year ended December 31, 2005, we incurred losses of $25.6 million related to Windstorm Erwin. For the year ended December 31, 2006, the loss estimates for Hurricanes Katrina, Rita and Wilma were increased by $49.4 million (11.1% of 2005 estimate) attributable to unexpected loss emergence on marine and Florida proportional property accounts. This increase was partially offset by reduced loss estimates on other prior period property catastrophes due to favorable emergence during the year.
      For the year ended December 31, 2004, the total current year catastrophe losses of $138.8 million include net losses and LAE of $93.4 million, which is after reinsurance of $77.8 million, related to Hurricanes Charley, Frances, Ivan and Jeanne (the “2004 Florida Hurricanes”). In addition to the net losses and LAE, we ceded $4.0 million in net reinstatement premiums paid, resulting in an underwriting loss of $97.4 million from these storms. As a result of the uncertainty and complexity in estimating losses from the 2004 Florida Hurricanes, we incurred additional underwriting losses of $3.1 million and $12.6 million, net of applicable reinstatement premiums, for the years ended December 31, 2006 and 2005, respectively.
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
      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, our London branch office and our recently formed London-based casualty insurer Newline Insurance Company Limited. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.
      The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard personal auto.
Restatement of Consolidated Financial Statements
      On March 31, 2006, we restated our consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as our unaudited financial information as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with certain reinsurance contracts entered into by us between 1998 and 2004. On August 28, 2006, we restated our unaudited financial information as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, to correct for accounting errors associated with certain investments held by us, and on October 16, 2006 we filed an Annual Report on Form 10-K/ A to reflect the impact of this restatement on our consolidated financial statements as of and for the years ended December 31, 2001 through 2005. The total cumulative impact of these restatements through December 31, 2005 was to decrease shareholders’ equity by $19.6 million, after tax. The aggregate net effect of the restatements for the year ended December 31, 2005 was to increase net loss available to common shareholders by $17.3 million, and for the year ended December 31, 2004 was to increase net income available to common shareholders by $18.3 million. The effects of the restatements are reflected in this Management’s Discussion and Analysis and our consolidated financial statements and accompanying notes included in this Form 10-K.
Critical Accounting Estimates
      The consolidated financial statements and related notes included in Item 8 of this Form 10-K, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries. For a discussion of our significant accounting policies, see Note 3 to our consolidated financial statements.
      Critical accounting estimates are defined as those that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities, including litigation contingencies. These estimates, by necessity, are based on assumptions about numerous factors.
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

Premium Estimates
      We derive our revenues from two principal sources: (i) premiums from insurance placed and reinsurance assumed, net of premiums ceded (net premiums written); and (ii) income from investments. Net premiums written are earned (net premiums earned) as revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.
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

      The following table displays, by division, the estimates included in our consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

				Change For the Year Ended
	As of December 31,			December 31,

Division	2006	2005	2004	2006	2005	2004

	Gross Premiums Written
Americas	$218.5	$278.9	$274.1	$(60.4)	$4.8	$3.4
EuroAsia	132.1	122.9	115.6	9.2	7.3	39.6
London Market	38.5	73.0	61.2	(34.5)	11.8	5.6

Total	$389.1	$474.8	$450.9	$(85.7)	$23.9	$48.6

	Acquisition Costs
Americas	$49.4	$60.0	$68.2	$(10.6)	$(8.2)	$(28.1)
EuroAsia	40.6	36.5	34.5	4.1	2.0	10.9
London Market	3.0	6.6	8.9	(3.6)	(2.3)	(4.0)

Total	$93.0	$103.1	$111.6	$(10.1)	$(8.5)	$(21.2)

	Premiums Receivable
Americas	$169.1	$218.9	$205.9	$(49.8)	$13.0	$11.5
EuroAsia	91.5	86.4	81.1	5.1	5.3	28.7
London Market	35.5	66.4	52.3	(30.9)	14.1	6.7

Total	$296.1	$371.7	$339.3	$(75.6)	$32.4	$46.9

	Unearned Premium Reserves
Americas	$139.1	$172.4	$162.7	$(33.3)	$9.7	$(4.9)
EuroAsia	100.8	96.6	97.3	4.2	(0.7)	41.6
London Market	13.1	22.2	13.6	(9.1)	8.6	(5.3)

Total	$253.0	$291.2	$273.6	$(38.2)	$17.6	$31.4

      Gross premiums written estimates, acquisition costs, premiums receivable and unearned premium reserves are established on a contract level for significant accounts due but not reported by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts reported by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period. Subsequent adjustments, based on actual results, are recorded in the period in which they become known. The estimated premiums receivable balances are considered fully collectible. The estimates primarily represent the most current two underwriting years of account for which all corresponding reported accounts have been settled within contract terms. The estimates are considered “critical accounting estimates” because changes in these estimates can materially affect net income.
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
      Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company which represents more than 2.4% of our gross premiums written in 2006. As a result, we believe the risks of material changes over time are mitigated.
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

Deferred Acquisition Costs
      Acquisition costs consist of commissions and brokerage expenses incurred on insurance and reinsurance business written. These costs are deferred and amortized over the period in which the related premiums are earned, which is generally one year. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premiums, which considers anticipated losses and LAE and estimated remaining costs of servicing the business, all based on our historical experience. The realizable value of our deferred acquisition costs is determined without consideration of investment income. The estimates are continually reviewed by us and any adjustments are made in the accounting period in which an adjustment is considered necessary.

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

      We rely on initial and subsequent claims reports received from ceding companies to establish our estimates of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $17.2 million and $17.3 million as of December 31, 2006 and December 31, 2005, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.
      The reserve methodologies employed by us are dependent on the nature and quality of the data that we collect from ceding companies. This data primarily consists of loss amounts reported by the ceding companies, loss payments made by ceding companies, and premiums written and earned reported by the ceding companies or estimated by us. Underwriting and claim information provided by our ceding companies is aggregated by the year in which each treaty is written into groups of business by geographic region and type of business to facilitate analysis, generally referred to as “reserve cells.” These reserve cells are reviewed annually and change over time as our business mix changes. We supplement this information with claims and underwriting audits of specific contracts, internally developed pricing trends, as well as loss trend data developed from industry sources. This information is used to develop point estimates of carried reserves for each business segment. These individual point estimates, when aggregated, represent the total carried losses and LAE reserves carried in our consolidated financial statements. Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. The actuarial techniques for projecting losses and LAE reserves by reserve cell rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date.
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

Consequently, actuarial methods utilizing this information generally cannot be relied upon by us in our loss reserve estimation process. As a result, for much or our business, the separate analysis of frequency and severity loss activity underlying overall loss emergence trends is not practical. Generally, we rely on BF and loss ratio methods for estimating ultimate loss liabilities for more recent treaty years. These methodologies, at least in part, apply a loss ratio, determined from aggregated analysis of internally developed pricing trends across reserve cells, to premium earned on that business. Adjustment to premium estimates generate appropriate adjustments to ultimate loss estimates in the quarter in which they occur using the BF and loss ratio methods. To estimate losses for more mature treaty years, we generally rely on the incurred loss development methodology, which does not rely on premium estimates. In addition, we may use other methods to estimate liabilities for specific types of claims. For property catastrophe losses, we may utilize vendor catastrophe models to estimate ultimate loss soon after a loss occurs, where loss information is not yet reported to us from cedants. The provision for asbestos loss liabilities is established based on an annual review of internal and external trends in reported loss and claim payments. IBNR is determined by subtracting the total of paid loss and case reserves including ACRs from ultimate loss.
      We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at December 31, 2006.
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
      We reported net adverse development for prior years of $139.9 million, $172.7 million, and $190.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. The increases in prior year loss estimates for these periods were due to a reevaluation of loss reserve assumptions principally related to United States casualty business written in 2001 and prior. Our actual loss emergence reported in 2006, 2005, and 2004 for United States casualty business written prior to 2002 was considerably greater than expectations, which were based on historical loss emergence information available prior to 2006, 2005, and 2004, respectively. Upon consideration of this new loss emergence information received during 2006, 2005, and 2004, we revised the loss development assumptions used in our Untied States casualty business loss reserving analyses and increased ultimate loss, which had the effect of increasing our loss reserves for this business.
      The ultimate settlement value of loss and LAE related to business written in prior periods, for the years ended December 31, 2006, 2005, and 2004, exceeded our estimates of reserves for losses and LAE as previously established at December 31, 2005, 2004, and 2003 by 3.6%, 5.4%, and 8.0%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any give point in time and our assumptions based upon that information. Every 1% point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and loss adjustment expenses as of December 31, 2006 will impact pre-tax income by $44.0 million.

      If a change were to occur in the frequency and severity of claims underlying our December 31, 2006 unpaid losses and loss adjustment expenses, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

2.50% unfavorable change	$110.1
5.00% unfavorable change	220.2
7.50% unfavorable change	330.2
      Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future emergence for certain segments of our business. In recent years, we experienced loss emergence, resulting from a combination of higher claim frequency and severity as reported by our cedants, greater than expectations that were established based on a review of prior years’ loss emergence trends, particularly for business written in the period 1997 through 2001. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time. These competitive conditions resulted in price pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the 1990s through early 2000s.
      The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for the years ended December 31, 2006, 2005, and 2004 (in millions):

	2006	2005	2004

Americas	$212.7	$213.2	$184.8
EuroAsia	(9.0)	(8.7)	6.6
London Market	(24.8)	(22.8)	(0.2)
U.S. Insurance	(39.0)	(9.0)	(1.2)

Total loss and LAE development	$139.9	$172.7	$190.0

      The Americas division reported net adverse loss development for prior years of $212.7 million, $213.2 million, and $184.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. For the year ended December 31, 2006, the increase in prior year loss estimates includes a $43.0 million increase in loss estimates for property catastrophes, principally due to unexpected marine loss emergence on Hurricane Rita and the triggering of industry loss warranty contracts written by us for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates as well as unexpected loss emergence on Florida proportional property contracts in the period. In addition, asbestos loss estimates were increased by $27.1 million resulting from the annual review of these liabilities. The remaining net adverse loss development on prior years of $142.6 million is principally attributable to increased loss estimates due to loss emergence greater than expectations in 2006 on U.S. casualty business written in 2001 and prior. Partially offsetting this increase is a decline in loss estimates due to loss emergence less than expectations for United States casualty business in more recent years. For the year ended December 31, 2005, the increase in prior year loss estimates includes a $5.9 million increase in the loss estimates for prior period catastrophe losses due to greater than expected loss emergence on the 2004 Florida Hurricanes, and $41.2 million for increased asbestos loss estimates resulting from the annual review of these liabilities. The remaining net adverse loss development on prior years of $166.1 million is principally attributable to loss emergence greater than expectations in 2005 on U.S. casualty business written in 2001 and prior, partially offset by a decline in loss estimates for United States casualty business in more recent years due to loss emergence less than expectations in the period. For the year ended December 31, 2004, the increase in prior year loss estimates includes a $5.7 million increase in loss estimates for prior period catastrophe losses due to greater than expected loss emergence in 2004 on the Mexico floods which occurred in 2003, and $30.0 million for increased asbestos loss estimates resulting from the annual review of these liabilities.

The remaining net adverse loss development on prior years of $149.1 million is principally attributable to loss emergence greater than expectations in 2004 on U.S. casualty business written in 2001 and prior, partially offset by a decline in loss estimates for United States casualty business in more recent years due to emergence less than expectations in the period. The difficulty in anticipating the ultimate losses attributable to U.S. casualty business is due to calendar period emergence exceeding expectations that were established based on information available in prior years. This includes estimating the cost of known claims and, more importantly, estimating the cost of claims where no reports have yet been made. In addition, the ability to anticipate the ultimate value of losses is made difficult by the long period of time that elapses before an actual loss is known and determinable, particularly for professional liability lines where claims are often litigated to achieve settlement. In particular, competitive market conditions during the 1997 to 2001 period have resulted in unexpectedly prolonged emergence patterns as a result of: (i) an increasing level of deductibles, (ii) expanded coverage, (iii) expanded policy terms and (iv) a proliferation of corporate improprieties and bankruptcies. Losses attributable to general liability and excess workers’ compensation classes of business during the 1997 to 2001 period have also demonstrated a higher incidence of severity due to relatively broad coverage available under policy forms used during these periods. These factors have adversely impacted our ability to estimate losses and LAE in subsequent periods attributable to business written during this period.
      The EuroAsia division reported net favorable loss development for prior years of $9.0 million and $8.7 million for the years ended December 31, 2006 and 2005, respectively, and net adverse loss development of $6.6 million for the year ended December 31, 2004. For the year ended December 31, 2006, the reduction in prior year loss estimates is driven by favorable emergence on prior period catastrophe losses, marine and credit lines of business in the period. For the year ended December 31, 2005, the reduction in prior year loss estimates is principally attributable to favorable loss emergence on liability and bond exposures, partially offset by adverse development on prior year catastrophes of $7.4 million predominantly attributable to unexpected claim emergence in the period on Typhoon Songda and the Indonesian earthquake and resulting tsunami. For the year ended December 31, 2004, the increase in prior year loss estimates is principally related to emergence exceeding our expectations on bond exposures in 2004.
      The London Market division reported net favorable development for prior years of $24.8 million, $22.8 million, and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. For the year ended December 31, 2006, the reduction in prior year loss estimates is principally related to favorable loss emergence on satellite, accident and health, non-catastrophe property, and aviation exposures, partially offset by $3.6 million of net adverse loss development on prior period catastrophe losses in 2006. For the year ended December 31, 2005, the reduction in prior year loss estimates is principally due to favorable emergence on aviation, satellite and non-catastrophe property exposures, partially offset by $1.7 million of net adverse loss development on prior period catastrophe losses in the period.
      The U.S. Insurance division reported net favorable development for prior years of $39.0 million, $9.0 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. For the year ended December 31, 2006, the reduction in prior year loss estimates is principally related to favorable emergence on medical malpractice business in 2006. For the year ended December 31, 2005, the reduction in prior year loss estimates is principally related to loss emergence less than expectations for medical malpractice and general liability exposures in the period.
      Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events and trends that may or may not occur or develop in the future, thereby affecting assumptions of claim frequency and severity. Examples of emerging claim and coverage issues and trends in recent years that could affect reserve estimates include: (i) developments in tort liability law; (ii) legislative attempts at asbestos liability reform; (iii) uncertainties regarding the future scope of the Terrorism Risk Insurance Act of 2002; (iv) an increase in shareholder derivative suits against corporations and their officers and directors; and (v) increasing governmental focus on, and involvement in, the insurance and reinsurance industry generally. The eventual outcome of these events and trends may be different from the assumptions underlying our loss reserve estimates. In the event that loss trends diverge from expected trends during the period, we adjust our reserves to reflect the change in losses indicated by revised expected loss trends. On a quarterly basis, we compare actual emergence of the total value of newly reported losses to the total value of losses expected to be reported during the period and the cumulative value since the date of our last reserve review. Variation in actual loss emergence from expectations may result in a change in our estimate of losses and LAE reserves. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. Changes in expected claim payment rates, which represent one component of losses and LAE emergence, may impact our liquidity and capital resources, as discussed in “Liquidity and Capital Resources.”
      The following table summarizes, by type of reserve, the unpaid losses and LAE reserve as of December 31, 2006 and 2005. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of December 31,

	2006			2005

	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves

	(In millions)
Americas
Gross	$1,661.5	$1,285.0	$2,946.5	$1,889.8	$1,245.2	$3,135.0
Ceded	(292.1)	(135.7)	(427.8)	(605.5)	(187.0)	(792.5)

Net	1,369.4	1,149.3	2,518.7	1,284.3	1,058.2	2,342.5

EuroAsia
Gross	322.3	258.5	580.8	267.5	212.1	479.6
Ceded	(3.4)	(1.8)	(5.2)	(9.7)	(5.3)	(15.0)

Net	318.9	256.7	575.6	257.8	206.8	464.6

London Market
Gross	395.2	649.8	1,045.0	345.6	664.3	1,009.9
Ceded	(67.4)	(69.5)	(136.9)	(112.8)	(110.6)	(223.4)

Net	327.8	580.3	908.1	232.8	553.7	786.5

U.S. Insurance
Gross	160.6	409.2	569.8	121.6	371.6	493.2
Ceded	(48.2)	(120.9)	(169.1)	(49.6)	(126.3)	(175.9)

Net	112.4	288.3	400.7	72.0	245.3	317.3

Total
Gross	2,539.6	2,602.5	5,142.1	2,624.5	2,493.2	5,117.7
Ceded	(411.1)	(327.9)	(739.0)	(777.6)	(429.2)	(1,206.8)

Net	$2,128.5	$2,274.6	$4,403.1	$1,846.9	$2,064.0	$3,910.9

      Provision for IBNR in unpaid losses and LAE at December 31, 2006 is $2,274.6 million. For illustration purposes, a change in the expected loss ratio expectations for recent treaty years that increases the year ended December 31, 2006 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $55.6 million. A change in loss emergence trends that increases unpaid losses and LAE at December 31, 2006 by 2.5% would increase IBNR by $110.1 million.
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
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (i) continued growth in the number of claims filed due to an increasingly aggressive plaintiffs’ bar; (ii) an increase in claims involving defendants formerly regarded as peripheral; (iii) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (iv) concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (v) the potential that states or the federal government may enact legislation on asbestos litigation reform.
      We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of December 31, 2006, of our asbestos and environmental losses and LAE, net of reinsurance, are $189.0 million and $26.7 million, respectively. See Note 10 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.
      The following tables provide the historical gross and net asbestos and environmental losses and LAE incurred for the years ending December 31, 2006, 2005 and 2004 (in millions).

	2006	2005	2004

Asbestos
Gross losses and LAE incurred	$62.5	$54.2	$54.2
Net losses and LAE incurred	27.1	41.2	30.0

Environmental
Gross losses and LAE incurred	$(0.6)	$9.7	$2.8
Net losses and LAE incurred	(2.2)	(0.9)	(21.1)
      The asbestos open claim count as of December 31, 2006 was 1,553, amounting to $228.5 million in gross case losses and LAE reserves. The largest 10 reported claims account for 15.2% of the gross case reserves, with an average reserve of $3.5 million. The asbestos open claim count as of December 31, 2005 was 1,532, amounting to $206.0 million in gross case losses and LAE reserves. The largest 10 reported claims account for 15.7% of the gross case reserves, with an average reserve of $3.2 million. Gross case reserves increased in 2006, as newly reported claims and additional reported reserves on existing claims more than offset case reserve reductions associated with claim payments in the year. Based on an aggregation of claims by insured, our 10 largest insured involvements account for 42.7% of our gross case reserves at December 31, 2006, compared to 47.8% at year end 2005. Based on our annual reserve study, we increased net asbestos loss reserves by $27.1 million based on the observed trends in our internal loss data as well as external loss trends.
      The environmental open claim count as of December 31, 2006 was 738, amounting to $28.9 million in gross case losses and LAE reserves. The largest 10 reported claims account for 28.0% of the gross case reserves, with an average case reserve of $0.8 million. The environmental open claim count as of December 31, 2005 was 1,373, amounting to $32.2 million in gross case losses and LAE reserves. The largest 10 reported claims account for 24.2% of the gross case reserves, with an average case reserve of $0.8 million. Overall gross case reserves decreased in 2006, as newly reported claims and additional reported reserves on existing claims were less than claim payments in the year. The environmental open claim count decreased by 635, or 46%, during calendar year 2006 due to the closing of many small case reserved claims not expected to generate a payment based on the most recent information available to us. Based on an aggregation of claims by insured, our 10 largest insured involvements account for 45.7% of our gross case reserve as of December 31, 2006, compared to 45.1% as of

December 31, 2005. Based on our annual reserve study, we decreased environmental net loss reserves by $2.2 million based on the observed trends in our internal loss data.
      The following table provides historical gross asbestos and environmental outstanding claim information for the years ended December 31, 2006 and 2005 (in millions):

	As of December 31,

	2006				2005

		Aggregate	% of Total	Average		Aggregate	% of Total	Average
		Case	Case	Case		Case	Case	Case
	Count	Reserves	Reserves	Reserves	Count	Reserves	Reserves	Reserves

Asbestos
By Claim
Largest 10 open claims	10	$34.7	15.2%	$3.5	10	$32.3	15.7%	$3.2
All other claims	1,543	193.8	84.8	0.1	1,522	173.7	84.3	0.1

Total	1,553	$228.5	100.0%	$0.1	1,532	$206.0	100.0%	$0.1

By Insured
Largest 10 insureds on open claims	10	$97.5	42.7%	$9.8	10	$98.4	47.8%	$9.8
All other insureds	300	131.0	57.3	0.4	287	107.6	52.2	0.4

Total	310	$228.5	100.0%	$0.7	297	$206.0	100.0%	$0.7

Environmental
By Claim
Largest 10 open claims	10	$8.1	28.0%	$0.8	10	$7.8	24.2%	$0.8
All other claims	728	20.8	72.0	0.0	1,363	24.4	75.8	0.0

Total	738	$28.9	100.0%	$0.0	1,373	$32.2	100.0%	$0.0

By Insured
Largest 10 insureds on open claims	10	$13.2	45.7%	$1.3	10	$14.5	45.1%	$1.5
All other insureds	375	15.7	54.3	0.0	577	17.7	54.9	0.0

Total	385	$28.9	100.0%	$0.1	587	$32.2	100.0%	$0.0

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
     Reinsurance and Retrocessions
      We purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on our insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple contracts. To protect against this risk, we purchase catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. Specific reinsurance protections are also placed to protect selected portions of our business outside of the United States. Our catastrophe excess of loss reinsurance protection available for losses in the United States for 2005 was exhausted by Hurricanes Katrina, Rita and Wilma during the year ended December 31, 2005.
      We seek to limit the probable maximum loss to a specific level for severe catastrophic events. Currently, we generally seek to limit the probable maximum loss, after tax, including the effect of reinsurance protection and applicable reinstatement premiums, to a maximum of approximately 15% of statutory surplus for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although this can change based on market opportunities. There can be no assurances that we will not incur losses greater than 15% of our statutory surplus from one or more catastrophic events due to the inherent uncertainties in estimating the frequency and severity of such events, the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, and the modeling techniques and the application of such techniques.
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
      Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts (in millions) for these items follow:

	Year Ended December 31,

	2006	2005	2004

Premiums Written
Direct	$712.1	$763.3	$702.1
Add: assumed	1,623.6	1,863.7	1,948.7
Less: ceded	174.8	325.3	289.0

Net	$2,160.9	$2,301.7	$2,361.8

Premiums Earned
Direct	$728.9	$737.2	$698.0
Add: assumed	1,706.6	1,873.1	1,936.4
Less: ceded	209.7	333.5	300.9

Net	$2,225.8	$2,276.8	$2,333.5

      The total amount of reinsurance recoverables on paid and unpaid losses as of December 31, 2006 and 2005 was $798.8 million and $1,347.7 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of December 31, 2006 and 2005 was $42.5 million and $30.9 million, respectively, and has been netted against reinsurance recoverables on loss payments. We have also established a reserve for potentially uncollectible assumed reinsurance balances of $1.9 million and $6.3 million as of December 31, 2006 and 2005, respectively, which has been netted against premiums receivable.
      Our reinsurance protection, which covered certain amounts of our 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, we commuted ceded loss reserves of $71.8 million, resulting in a pre-tax commutation loss of $5.5 million, recorded in the third quarter of 2006. The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, we paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, we accounted for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of $97.0 million in the aggregate had been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain had been amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, we have utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. We ceded losses of $17.5 million to the 1995 Stop Loss Agreement for the years ended December 2005 and 2004, resulting in income of $11.3 million ($7.3 million after tax) and $8.7 million ($5.7 million after tax) for the years ended December 31, 2005 and 2004, respectively. There were no cessions to this agreement in 2006. We received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by us, it is included as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. In connection with the receipt of this cash, for the three months ended March 31, 2006, we have recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and loss adjustment expenses. During the three months ended June 30, 2006, we amortized an additional $1.1 million of the deferred gain.
      For years ending December 31, 2001 and prior, we utilized whole account aggregate excess of loss retrocessional coverage (“Whole Account Excess of Loss Agreements”) to manage our exposures, including catastrophic occurrences and the potential accumulation of exposures. As further discussed below, during the second quarter of 2006, we commuted certain Whole Account Excess of Loss Agreements. In addition, Whole Account Excess of Loss Agreements were purchased covering underwriting years 2002 through 2004 though no losses were ceded to these coverages. The Whole Account Excess of Loss Agreements are broad in coverage, and include property and casualty insurance and reinsurance business written on a worldwide basis, as applicable. Classes of business excluded from coverage primarily include non-traditional business. In each calendar year, we have the ability to cede losses attributable to certain prior periods to the Whole Account Excess of Loss Agreements to the extent there are limits remaining for the period. These agreements cover business written or incepting during a defined period of time (underwriting year), which is typically twelve months, or in other cases, business earned during a defined period of time (accident year). The Whole Account Excess of Loss Agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. All of these Whole Account Excess of Loss Agreements covering prior underwriting and accident years have been commuted except for two agreements covering underwriting years 2000 and 2001. Loss cession limits on these two covers still outstanding have been fully utilized as of December 31, 2005. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a composite ratio (the sum of the commission and loss ratios), or in some agreements a loss ratio, in excess of a specified attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid, net of commission, by us is calculated based on a contractual fixed rate that is applied to the total premiums covered by the retrocession agreements. Each agreement includes a provision for additional premium, subject to a maximum, based on the amount of loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by us.
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
      The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements for the years ended December 31, 2006, 2005 and 2004 (in millions):

Coverage Period	2006	2005	2004

Prior years	$—	$(2.3)	$2.9
2000 underwriting year	0.2	2.4	(0.9)
2001 underwriting year	9.5	16.4	3.1

Total	$9.7	$16.5	$5.1

      The maximum coverage available under the Whole Account Excess of Loss Agreements is based on a proportion of net premiums earned during each of the coverage periods, subject to a predetermined aggregate limit. The maximum coverage available will increase or decrease as premium adjustments applicable to a particular coverage period, if any, are recognized. The attachment point represents the aggregate amount of losses, and in certain cases, acquisition costs, expressed as a proportion of net premiums earned, that will be retained by us. Losses attributable to business written during a particular period in excess of the attachment point, subject to a maximum limit, are ceded to the reinsurer. The following table provides a summary of the significant terms of the Whole Account Excess of Loss Agreements that were in effect as of December 31, 2006 (in millions).

Coverage Period	Attachment Basis	Aggregate Limit	Remaining Limit	Attachment Point

2000 underwriting year	Composite ratio	$69.1	—	90.6%
2001 underwriting year	Composite ratio	85.4	—	90.4%
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

	Ceded	Ceded	Ceded	Net		Income (Loss)
	Earned	Acquisition	Loss and	Underwriting	Interest	Before Income
Coverage Period	Premium	Costs	LAE	Income	Expense	Taxes

1994 accident year	$32.6	$9.8	$37.3	$14.5	$26.6	$(12.1)
1996 underwriting year	41.4	11.4	71.5	41.5	16.7	24.8
1997 accident year	25.8	—	50.0	24.2	10.8	13.3
1997 underwriting year	42.8	11.8	65.8	34.7	13.8	20.9
1998 accident year	11.6	—	25.0	13.4	4.0	9.4
1998 underwriting year	17.8	3.1	30.9	16.2	4.9	11.3
1999 underwriting year	43.3	8.3	69.8	34.8	13.9	20.8
2000 underwriting year	90.6	29.6	137.4	76.4	41.8	34.6
2001 underwriting year	58.0	14.5	94.9	51.4	25.3	26.1
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
      In addition to the Whole Account Excess of Loss Agreements, we entered into a three-year aggregate excess of loss reinsurance contract protecting our United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified us for losses in excess of an annual retention, subject to an annual limit of liability. During December 2006, we entered into a commutation and release agreement related to this contract, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, a pre-tax loss of $1.4 million was recognized. Additionally, reinsurance recoverables have been reduced by $16.1 million for the year ended December 31, 2006. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of our total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. We maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for 1999 and 2000. A minimum interest credit is applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. As of December 31, 2006, the loss payment account had a zero balance. The principal reinsurer under these agreements is Underwriters Reinsurance Company (Barbados) Inc.
      The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the years ended December 31, 2006, 2005, and 2004 is as follows (in millions):

	2006	2005	2004

Ceded earned premium	$(1.7)	$(13.9)	$(6.6)
Ceded acquisition costs	1.5	5.3	2.7
Ceded losses and LAE	8.3	18.7	5.6

Net underwriting income	8.1	10.1	1.7
Interest expense	(8.7)	(18.7)	(20.1)

Loss before income taxes	$(0.6)	$(8.6)	$(18.4)

      We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $571 thousand, $372 thousand and $18 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.
      As indicated by the table above, for the years ended December 31, 2006, 2005 and 2004, we ceded $8.3 million, $18.7 million and $5.6 million, respectively, of losses and LAE, primarily to the 2001 aggregate excess of loss treaty. The increase in losses ceded to our Whole Account and Facultative Excess of Loss Agreements, for the years ended December 31, 2006, 2005 and 2004, were primarily attributable to adverse loss development on casualty business written in 2001. Losses ceded to our Whole Account and Facultative Excess of Loss Agreements represented 1.1% of our pre-tax income in 2006, 10.3% of our pre-tax loss in 2005 and 1.8% in pre-tax income in 2004.
      The reinsurance recoverables on paid and unpaid losses related to the Whole Account and Facultative Excess of Loss Agreements are $122.2 million and $251.9 million as of December 31, 2006 and 2005, respectively. Funds held under reinsurance contracts, related to these agreements, shown as a liability on our consolidated balance sheets, reflect $83.4 million and $150.7 million as of December 31, 2006 and 2005, respectively. Other collateral related to these agreements is $43.2 million and $124.8 million as of December 31, 2006 and 2005, respectively.

     Deferred Income Taxes
      We record deferred income taxes as net assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. As of December 31, 2006 and 2005, a net deferred tax asset of $185.0 million and $138.8 million, respectively, was recorded. In recording this deferred tax asset, we have made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset. Accordingly, deferred tax assets have not been reduced by a valuation allowance, as management believes it is more likely than not that the deferred tax assets will be realized.
     Investments
      On a quarterly basis, we review our investment portfolio for declines in value, and specifically consider securities, the market values of which have declined to less than 80% of their cost or amortized cost at the time of review. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment, but rather a temporary decline in value. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.
      In assessing the value of our debt and equity securities held as investments, and possible impairments of such securities, we review (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information we may consider relevant. In addition, we consider our ability and intent to hold the security to recovery when evaluating possible impairments. Risks and uncertainties are inherent in our other-than-temporary decline in value assessment methodology.
      Risks and uncertainties include, but are not limited to, incorrect or overly optimistic assumptions about financial condition or liquidity, incorrect or overly optimistic assumptions about future prospects, inadequacy of any underlying collateral, unfavorable changes in economic or social conditions and unfavorable changes in interest rates.
Results of Operations
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Underwriting Results
      Gross Premiums Written. Gross premiums written for the year ended December 31, 2006 decreased by $291.2 million, or 11.1%, to $2,335.7 million compared to $2,626.9 million for the year ended December 31, 2005, as reflected in the following table (in millions):

	Year Ended
	December 31,		Change

Division	2006	2005	$	%

Americas	$924.2	$1,130.5	$(206.3)	(18.2)%
EuroAsia	561.2	543.8	17.4	3.2
London Market	340.7	431.6	(90.9)	(21.1)
U.S. Insurance	509.6	521.0	(11.4)	(2.2)

Total gross premiums written	$2,335.7	$2,626.9	$(291.2)	(11.1)%

      Total reinsurance gross premiums written for the year ended December 31, 2006 were $1,623.6 million compared to $1,863.6 million for 2005, a decrease of 12.9%. Total insurance gross premiums written for the year ended December 31, 2006, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of London Market), were $712.1 million, compared to $763.3 million for 2005, a decrease of 6.7%. For the year ended December 31, 2006, total reinsurance gross premiums written represented 69.5% (71.0% in 2005) of our business and insurance represented the remaining 30.5% (29.0% in 2005) of our business.
      Gross premiums written include reinstatement premiums of $5.4 million and $70.4 million for the years ended December 31, 2006 and 2005, respectively. Reinstatement premiums in 2005 were primarily related to reinstating the coverage under property catastrophe excess of loss reinsurance contracts following Hurricanes Katrina, Rita and Wilma. The higher level of reinstatement premiums in 2005 was attributable to the significant number of full limit losses resulting from Hurricanes Katrina, Rita and Wilma in 2005. Excluding reinstatement premiums in each period, gross premiums written would be $2,330.3 million and $2,556.5 million for the years ended December 31, 2006 and 2005, respectively, representing a decrease of $226.2 million, or 8.8%.
      Americas. Gross premiums written in the Americas division for the year ended December 31, 2006 were $924.2 million, a decrease of $206.3 million, or 18.2%, as compared to $1,130.5 million for the year ended December 31, 2005. These amounts represent 39.6% of our gross premiums written for the year ended December 31, 2006 and 43.1% in 2005. These amounts include reinstatement premiums of $4.0 million and $32.0 million for the years ended December 31, 2006 and 2005, respectively, which principally relate to Hurricanes Katrina, Rita and Wilma in 2005. Excluding reinstatement premiums in each period, gross premiums written would be $920.2 million and $1,098.5 million for the years ended December 31, 2006 and 2005, respectively, representing a decrease of $178.3 million, or 16.2% over the period. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $756.4 million for the year ended December 31, 2006 decreased $173.5 million, or 18.7%, compared to $929.9 million for the year ended December 31, 2005. The decrease in the United States is in all classes of business. Property business decreased by $59.8 million, or 23.7%, to $192.3 million in 2006 from $252.1 million in 2005 as we reduced our proportional catastrophe exposed business in certain peak zones combined with a reduction in reinstatement premiums. Alternative risk and specialty business decreased by $58.7 million as we exited or reduced our writings in these classes of business. Treaty and facultative casualty business decreased by $43.5 million, or 7.9%, to $504.0 million in 2006 from $547.5 million in 2005 due to an increase in competitive market conditions and the cancellation of certain business that did not meet our underwriting criteria. All other classes of business accounted for the remaining decrease of $11.5 million.

•	Latin America — Gross premiums written of $134.9 million for the year ended December 31, 2006 decreased $13.7 million, or 9.2%, compared to $148.6 million for the year ended December 31, 2005. The decrease is principally due to a $6.3 million decrease in property proportional business and a $2.8 million decrease in property excess business. We continue to see increased competition across our Latin America operations.

•	Canada — Gross premiums written of $32.0 million for the year ended December 31, 2006 decreased $18.4 million, or 36.5%, compared to $50.4 million for the year ended December 31, 2005. The reduction in gross premiums written was primarily due to the cancellation of certain automobile business by ceding companies, based on their decision to retain more business. In certain cases, this included the return of unearned premiums to the ceding company.
      EuroAsia. Gross premiums written in the EuroAsia division for the year ended December 31, 2006 were $561.2 million, an increase of $17.4 million, or 3.2%, as compared to $543.8 million for the year ended December 31, 2005. These amounts represent 24.0% of our gross premiums written for the year ended December 31, 2006 and 20.7% in 2005. These amounts include $5.2 million of reinstatement premiums for the year ended December 31, 2005 compared to $0.5 million in 2006. The overall increase is primarily attributable to increases in property, marine, credit and bonds, and liability, offset by a decrease in motor business, accident and health and aviation. Gross premiums written from property business, which represents 60.8% of EuroAsia in 2006, increased by $15.0 million, or 4.6%, for the year ended December 31, 2006 driven by increases in the European and Middle East markets. The increase in marine business of $4.8 million, or 16.8%, and all other classes of business of $4.0 million, or 5.3%, is related to increases in new and renewal business throughout

Europe. Offsetting these increases is a decrease in motor business of $3.4 million, or 3.8%, primarily related to European and Asia business and accident and health and aerospace business of $1.2 million and $1.8 million, respectively.
      London Market. Gross premiums written in the London Market division for the year ended December 31, 2006 were $340.7 million, a decrease of $90.9 million, or 21.1%, as compared to $431.6 million for the year ended December 31, 2005. These amounts represent 14.6% of our gross premiums written for the year ended December 31, 2006 and 16.4% in 2005. These amounts include reinstatement premiums of $0.9 million and $33.2 million (all related to the London branch) for the years ended December 31, 2006 and 2005, respectively, which principally relate to Hurricanes Katrina, Rita and Wilma in 2005. Excluding reinstatement premiums in each period, gross premiums written would be $339.8 million and $398.4 million for the years ended December 31, 2006 and 2005, respectively, representing a decrease of $58.6 million, or 14.7%, over the period. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $138.2 million for the year ended December 31, 2006 decreased $51.1 million, or 27.0%, compared to $189.3 million for the year ended December 31, 2005. Excluding reinstatement premiums of $0.9 million in 2006 and $33.2 million in 2005, gross premiums written for the year ended December 31, 2006 were $137.3 million, a decrease of $18.8 million, or 12.0%, compared to $156.1 million for the year ended December 31, 2005. Excluding the effects of the reinstatement premium in both periods, property business decreased $12.8 million, or 21.1%, due to the non-renewal of certain proportional business. Casualty business decreased by $12.1 million, or 29.9%, in 2006 compared to 2005, primarily due to the non renewal of a large proportional directors and officers contract and a large motor quota share contract. These decreases were offset by an increase in marine and aerospace business of $6.1 million, or 11.0%, due to new business written in 2006.

•	Newline — Gross premiums written of $202.5 million for the year ended December 31, 2006 decreased $39.8 million, or 16.4%, compared to $242.3 million for the year ended December 31, 2005. The decline in gross premiums written is primarily related to financial lines, in particular liability and professional indemnity, as well as the effects of currency movements during the year. This decrease reflects the more competitive market conditions where we are experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the year ended December 31, 2006 were $509.6 million, a decrease of $11.4 million, or 2.2%, as compared to $521.0 million for the year ended December 31, 2005. These amounts represent 21.8% of our gross premiums written for the year ended December 31, 2006 and 19.8% in 2005. Gross premiums written in our specialty insurance unit decreased by $13.6 million, or 3.7%, offset by an increase in medical malpractice business of $2.2 million, or 1.5%. Gross premiums written across each line of business is as follows:

•	Professional liability gross premiums written increased $16.8 million, or 14.7%, to $131.0 million for the year ended December 31, 2006, from $114.2 million for the year ended December 31, 2005. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical malpractice gross premiums written were $152.8 million for the year ended December 31, 2006, an increase of $2.2 million, or 1.5%, from $150.6 million for the year ended December 31, 2005. Medical malpractice, our largest line of business in the U.S. Insurance division, represented 30.0% of gross premiums written in U.S. Insurance for the year ended December 31, 2006.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $25.9 million, or 25.0%, to $77.7 million for the year ended December 31, 2006 from $103.6 million for the year ended December 31, 2005.
      Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2006 decreased by $150.5 million, or 46.3%, to $174.8 million (7.5% of gross premiums written) from $325.3 million (12.4% of gross premiums written) for the year ended December 31, 2005. These amounts include reinstatement premiums paid of $2.9 million and $65.7 million for the years ended December 31, 2006 and 2005, respectively. Excluding reinstatement premiums in each period, ceded premiums written were $171.9 million for the year ended December 31, 2006 a decrease of $87.7 million, or 33.8%, as compared to $259.6 million for the year ended December 31, 2005.
      Excluding the effect of reinstatement premiums in both 2006 and 2005, ceded premiums written decreased in all divisions. Decreases in the Americas division of $16.2 million, EuroAsia division of $10.5 million and London Market division of $11.4 million is the result of a decrease in retrocessional business purchased in 2006. The decrease in the U.S. Insurance division of $49.6 million is due to this division increasing its retentions on all classes of business and purchasing more excess of loss reinsurance compared to quota share reinsurance.
      Net Premiums Written. Net premiums written for the year ended December 31, 2006 decreased by $140.8 million, or 6.1%, to $2,160.9 million from $2,301.7 million for the year ended December 31, 2005. Net premiums written represent gross premiums written less ceded premiums written. Net premiums written decreased over 2005 at a lower rate than gross premiums written, reflecting the significant decrease in ceded premiums written in the period. Included in net premiums written are $2.5 million and $4.7 million of net reinstatement premiums received for the years ended December 31, 2006 and 2005, respectively, related to catastrophes. Excluding reinstatement premiums, net premiums written decreased by $138.6 million, or 6.0%, for the year ended December 31, 2006 over 2005.
      Net Premiums Earned. Net premiums earned for the year ended December 31, 2006 decreased by $51.0 million, or 2.2%, to $2,225.8 million, from $2,276.8 million for the year ended December 31, 2005. Net premiums earned decreased in the Americas division by $76.1 million, or 7.2%, and in the London Market division by $52.6 million, or 13.6%, offset by increases in the EuroAsia division of $15.2 million, or 2.9%, and in the U.S. Insurance division of $62.5 million, or 19.3%. Included in net premiums earned are $2.5 million and $4.7 million of net reinstatement premiums received for the years ended December 31, 2006 and 2005, respectively, related to catastrophes. Excluding reinstatement premiums, net premiums earned decreased by $48.8 million, or 2.1%, for the year ended December 31, 2006 over 2005.
      Included in net premiums earned are premiums ceded to our Whole Account and Facultative Excess of Loss Agreements. For the year ended December 31, 2006, this represented $1.7 million, a reduction of $12.2 million, or 87.8%, compared to $13.9 million for the year ended December 31, 2005.
      Losses and Loss Adjustment Expenses. Losses and LAE decreased $577.4 million, or 28.0%, to $1,484.2 million for the year ended December 31, 2006, from $2,061.6 million for the year ended December 31, 2005 as follows (in millions):

	Year Ended
	December 31,		Change

	2006	2005	$	%

Gross losses and LAE incurred	$1,631.4	$2,524.1	$(892.7)	(35.4)%
Less: ceded losses and LAE incurred	147.2	462.5	(315.3)	(68.2)

Net losses and LAE incurred	$1,484.2	$2,061.6	$(577.4)	(28.0)%

      The decrease in losses and LAE was principally related to a decline in current year catastrophe events of $503.0 million, ($34.9 million for the year ended December 31, 2006 compared to $537.9 million for the year ended December 31, 2005), and a decline in net adverse loss development on prior years of $32.8 million ($139.9 million for the year ended December 31, 2006 compared to $172.7 for the year ended December 31, 2005). Losses and LAE for the year ended December 31, 2006 include net adverse loss development of $139.9 million attributable to 2005 and prior years, which reflects $42.6 million for prior year catastrophe events, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to an unexpected deterioration in industry-wide Wilma loss estimates as well as unexpected loss emergence on Florida proportional accounts in the period. In addition, asbestos loss estimates were increased by $27.1 million resulting from the annual review of these liabilities. The remaining net adverse loss development of $70.2 million is principally attributable to loss emergence greater than expectations in 2006 on U.S. casualty classes of business. For the year ended December 31, 2005, current year catastrophe events of $537.9 million include $445.9 million related to Hurricanes Katrina, Rita, and Wilma, and $25.6 million related to Windstorm Erwin. Losses and LAE incurred during the year ended December 31, 2005 include net adverse loss development of $172.7 million attributable to 2004 and prior years, which includes $15.0 million for prior year catastrophe events due principally to greater than expected emergence on the 2004 Florida Hurricanes in the period and $41.2 million for increased asbestos loss estimates resulting from the annual review of these liabilities. The remaining net adverse loss development of $116.5 million is principally attributable to loss emergence greater than expectations in 2005 on U.S. casualty classes of business.
      Ceded losses and LAE incurred for the year ended December 31, 2006 decreased by $315.3 million, or 68.2%, to $147.2 million, from $462.5 million for the year ended December 31, 2005. This decrease is principally attributable to a decrease of $281.6 million in property catastrophe cessions due to the decline in current year catastrophe events and a $46.8 million decrease in ceded losses related to our U.S. insurance operations ($55.6 million for the year ended December 31, 2006 compared to $102.4 million for the year ended December 31, 2005) due to increased retentions. Cessions to the Whole Account Excess of Loss Agreements for the years ended December 31, 2006 and 2005 were $9.7 million and $16.5 million, respectively. As of December 31, 2006, the aggregate limits on the Whole Account Excess of Loss Agreements have been fully utilized.
      The loss and LAE ratio for the years ended December 31, 2006 and 2005 and the percentage point change for each of our divisions and in total are as follows:

	Year Ended
	December 31,		Percentage
			Point
Division	2006	2005	Change

Americas	78.5%	112.8%	(34.3)
EuroAsia	60.3	63.2	(2.9)
London Market	54.7	90.3	(35.6)
U.S. Insurance	55.8	62.0	(6.2)

Total losses and LAE ratio	66.7%	90.5%	(23.8)

      The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2006 and 2005 (in millions):
     Year Ended December 31, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$765.8	78.5%	$320.4	60.3%	$182.5	54.7%	$215.5	55.8%	$1,484.2	66.7%

Catastrophe Losses:
2006 events	12.7	1.3	19.4	3.7	2.8	0.8	—	—	34.9	1.6
Hurricanes Katrina, Rita and Wilma	35.8	3.7	0.2	—	12.2	3.7	1.2	0.3	49.4	2.2
All other prior years	7.2	0.7	(4.2)	(0.8)	(8.6)	(2.6)	(1.2)	(0.3)	(6.8)	(0.3)

Total catastrophe losses	55.7	5.7	15.4	2.9	6.4	1.9	—	—	77.5	3.5

Prior period loss development including prior period catastrophe losses	$212.7	21.8%	$(9.0)	(1.7)%	$(24.8)	(7.4)%	$(39.0)	(10.1)%	$139.9	6.3%

     Year Ended December 31, 2005

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$1,186.2	112.8%	$326.0	63.2%	$348.8	90.3%	$200.6	62.0%	$2,061.6	90.5%

Catastrophe Losses:
Windstorm Erwin	—	—	23.1	4.5	2.5	0.6	—	—	25.6	1.1
India Floods	—	—	11.5	2.2	—	—	—	—	11.5	0.5
Hurricanes Katrina, Rita, and Wilma	313.1	29.8	0.5	0.1	131.9	34.2	0.4	0.1	445.9	19.6
Other 2005 events	35.2	3.3	14.2	2.8	5.5	1.4	—	—	54.9	2.5
2004 Florida Hurricanes	2.8	0.3	—	—	0.6	0.2	—	—	3.4	0.1
All other prior years	3.1	0.3	7.4	1.4	1.1	0.3	—	—	11.6	0.5

Total catastrophe losses	354.2	33.7	56.7	11.0	141.6	36.7	0.4	0.1	552.9	24.3

Prior period loss development including prior period catastrophe losses	$213.2	20.3%	$(8.7)	(1.7)%	$(22.8)	(5.9)%	$(9.0)	(2.8)%	$172.7	7.6%

      Americas Division — Losses and LAE decreased $420.4 million, or 35.4%, to $765.8 million for the year ended December 31, 2006, from $1,186.2 million for the year ended December 31, 2005. This resulted in a loss and LAE ratio of 78.5% for the year ended December 31, 2006, compared to 112.8% for the year ended December 31, 2005. The decrease in losses and LAE was principally due to a decrease in current year catastrophes of $335.6 million and a decline in net earned premium of $76.1 million, or 7.2%. Losses and LAE for the year ended December 31, 2006 include net adverse loss development of $212.7 million attributable to 2005 and prior years, which reflect $43.0 million from prior period catastrophe losses, principally Hurricanes Rita and Wilma, due to loss emergence greater than expected in the period. In addition, asbestos loss estimates were increased by $27.1 million resulting from the annual review of these liabilities. The remaining net adverse loss development of $142.6 million is principally attributable to loss emergence greater than expectations in 2006 on U.S. casualty classes of business. Losses and LAE for the year ended December 31, 2005 include net adverse loss development of $213.2 million attributable to 2004 and prior years, which reflect $5.9 million on prior period catastrophes principally due to loss emergence greater than expected in the period on the 2004 Florida Hurricanes and $41.2 million for increased asbestos loss estimates resulting from the annual review of these liabilities. The remaining net adverse loss development of $166.1 million is principally attributable to loss emergence greater than expectations in 2005 on U.S. casualty classes of business.
      EuroAsia Division — Losses and LAE decreased $5.6 million, or 1.7%, to $320.4 million for the year ended December 31, 2006, from $326.0 million for the year ended December 31, 2005. This resulted in a loss and LAE ratio of 60.3% for the year ended December 31, 2006, compared to 63.2% for the year ended December 31, 2005. This decrease is principally due to a reduction in current year catastrophe losses of $29.9 million, partially offset by an increase in net premiums earned of $15.2 million, or 2.9%. Losses and LAE for the year ended December 31, 2006 include a benefit of $9.0 million attributable to 2005 and prior years, principally due to favorable emergence on property, marine and credit lines of business in the period. Losses & LAE in the year ended December 31, 2005 include a decrease of $8.7 million attributable to 2004 and prior years, principally related to favorable emergence on liability and bond exposures in the period, and includes adverse loss development on prior period catastrophes of $7.4 million predominantly attributable to Typhoon Songda and the Indonesian earthquake and resulting tsunami.
      London Market Division — Losses and LAE decreased $166.3 million, or 47.7%, to $182.5 million for the year ended December 31, 2006, from $348.8 million for the year ended December 31, 2005. This resulted in a loss and LAE ratio of 54.7% for the year ended December 31, 2006, compared to 90.3% for the year ended December 31, 2005. The decrease in losses and LAE was principally related to a decrease in current year catastrophes of $137.1 million and a decline in net premiums earned of $52.6 million, or 13.6%. Losses and LAE in the 2006 period include a benefit of $24.8 million attributable to 2005 and prior years, principally due to favorable emergence on satellite, accident and health, non-catastrophe property, and aviation exposures in the period, and includes $3.6 million of unfavorable development on prior period catastrophe losses, principally Hurricane Rita, due to loss emergence greater than expectations in 2006. For the year ended December 31, 2005, losses and LAE in the 2005 period include a benefit of $22.8 million attributable to 2004 and prior years, principally due to favorable emergence on aviation, satellite and non-catastrophe property exposures in the period, and includes $1.7 million of loss development from prior period catastrophe losses due to loss emergence greater than expectations.
      U.S. Insurance Division — Losses and LAE increased $14.9 million, or 7.4%, to $215.5 million for the year ended December 31, 2006, from $200.6 million for the year ended December 31, 2005. This resulted in a loss and LAE ratio of 55.8% for the year ended December 31, 2006, compared to 62.0% for the year ended December 31, 2005. The increase in losses and LAE was related to a 19.3% increase in net premiums earned and was partially offset by a decrease of $39.0 million on losses and LAE attributable to 2005 and prior years, principally due to favorable loss emergence on medical malpractice in the period. For the year ended December 31, 2005, losses and LAE related to 2004 and prior years decreased by $9.0 million, principally due to loss emergence less than expectations in 2005 on medical malpractice and general liability exposures.
      Acquisition Costs. Acquisition costs for the year ended December 31, 2006 were $464.1 million, a decrease of $6.1 million or 1.3%, compared to $470.2 million for the year ended December 31, 2005. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.9% for the year ended December 31, 2006, compared to 20.6% for the year ended December 31, 2005, an increase of 0.3 points. The London Market and U.S. Insurance divisions’ acquisition ratio increased by 2.1 points and 1.5 points respectively, due to the change in composition of the mix of business written and increased retentions, while the Americas and EuroAsia divisions had a slight decrease of 0.6 points and 0.1 points, respectively.
      Acquisition costs are reduced by ceding commissions related to our Whole Account and Facultative Excess of Loss Agreements, of $1.5 million and $5.3 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $3.8 million in 2006 over 2005 was attributable to reduced premiums ceded to these agreements during 2006. Ceding commissions due under certain of our Whole Account Excess of Loss Agreements are deferred and will be received by us in future periods. Ceding commissions have therefore been recorded at their present value, with the discount amortized over the expected collection period. For years ended December 31, 2006 and 2005, the discount recorded on ceding commissions is $1.8 million and $0.8 million, respectively, which is net of the amortization of the discount recorded in prior periods.
      Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2006 were $153.5 million, compared to $146.0 million for the year ended December 31, 2005. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 6.9% for the year ended December 31, 2006, compared to 6.4% for the year ended December 31, 2005. Other underwriting expenses increased while net premiums earned decreased, resulting in a higher other underwriting expense ratio in 2006 as compared to 2005. This increase in other underwriting expenses is attributable to an increase in personnel related costs and benefits, particularly in our Americas division.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the years ended December 31, 2006 and 2005 for each of our divisions:

	Year Ended
	December 31,		Percentage
			Point
Division	2006	2005	Change

Americas	30.8%	30.7%	0.1
EuroAsia	25.3	26.5	(1.2)
London Market	25.8	22.5	3.3
U.S. Insurance	25.3	21.7	3.6
Total acquisition costs and other underwriting expense ratio	27.7%	27.1%	0.6

      The GAAP combined ratio is the sum of losses and LAE as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 94.4% for the year ended December 31, 2006, compared to 117.6% for the year ended December 31, 2005. The following table reflects the combined ratio for the years ended December 31, 2006 and 2005 for each of our divisions:

	Year Ended
	December 31,		Percentage
			Point
Division	2006	2005	Change

Americas	109.3%	143.5%	(34.2)
EuroAsia	85.6	89.7	(4.1)
London Market	80.5	112.8	(32.3)
U.S. Insurance	81.1	83.7	(2.6)
Total combined ratio	94.4%	117.6%	(23.2)
     Investment Results
      Net Investment Income. Net investment income for the year ended December 31, 2006 increased by $267.0 million, or 121.3%, to $487.1 million, from $220.1 million for the year ended December 31, 2005. Net investment income is comprised of gross investment income of $517.4 million less investment expenses of $30.3 million for the year ended December 31, 2006, compared to gross investment income of $247.8 million less investment expenses of $27.7 million for the year ended December 31, 2005. Higher net investment income for the year ended December 31, 2006 is primarily attributable to the following:

•	an increase of $970.7 million or 17.5% in average invested assets for the year ended December 31, 2006 over 2005, and higher short term rates over the period. Investment income from cash and short-term investments was $122.5 million for the year ended December 31, 2006, an increase of $68.0 million, or 124.6%, over 2005.

•	an increase of $135.7 million for the year ended December 31, 2006 over 2005 related to HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. During 2006, we fully redeemed our interest in HWIC Asia. Our equity in the net income of HWIC Asia Fund is comprised of the following items (in millions):

	Year Ended
	December 31,

	2006	2005

Equity in net investment income of HWIC Asia	$1.1	$5.1
Equity in net realized capital gains of HWIC Asia	167.6	27.9

Equity in net income of HWIC Asia, before taxes	$168.7	$33.0

•	an increase of $16.5 million for the year ended December 31, 2006 over 2005 in net income due to equity accounting of Advent Capital (Holdings) PLC, a Lloyd’s syndicate which is included in common stock, at equity. This resulted in net income of $1.1 million for the year ended December 31, 2006 compared to a net loss of $15.4 million in 2005, primarily reflecting catastrophe losses from Hurricanes Katrina, Rita and Wilma during 2005.

•	an increase of $28.7 million for the year ended December 31, 2006 over 2005 in net investment income on other invested assets, which primarily reflects interest income attributable to our total return swaps on equity indexes and includes income from hedge funds and private equity investments of $29.3 million and $15.6 million for the years ended December 31, 2006 and December 31, 2005, respectively.

      Excluding the positive impact of realized capital gains attributable to our equity investment in HWIC Asia and the negative impact of the 2005 loss attributable to Advent, net investment income for the year ended December 31, 2006 was $319.5 million, an increase of $111.9 million or 53.9%, from $207.6 million for the year ended December 31, 2005. We believe this figure is more representative of investment income from our ongoing investment activities.
      Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains attributable to HWIC Asia, was 5.0% and 3.8% for the years ended December 31, 2006 and 2005, respectively. Also excluding the negative impact of the 2005 losses attributable to Advent, our total effective annualized yield, net of expenses but before the impact of interest expense from funds held balances, was 5.0% and 4.1% for each of the years ended December 31, 2006 and 2005, respectively.
      Interest expense on funds held, which is included in investment expenses, and primarily relates to our Whole Account and Facultative Excess of Loss Agreements, was $8.7 million for the year ended December 31, 2006, representing a decrease of $10.0 million, or 53.5%, from $18.7 million for the year ended December 31, 2005. The lower amount of interest expense was due to reduced amounts ceded to the treaties in 2006 and 2005 and the commutation of several of these agreements during 2006, which resulted in lower interest expense associated with ceded amounts during the period.
      Net Realized Investment Gains. Net realized investment gains of $189.1 million for the year ended December 31, 2006 increased by $129.2 million from $59.9 million for the year ended December 31, 2005. The increase in net realized investment gains is principally due to higher gains from equity securities and other investments, which were offset by lower gains from fixed income securities and higher losses from derivative securities. The total net realized investment gains for the year ended December 31, 2006 of $175.4 million on equity securities, primarily reflect a net gain of $75.1 million related to the redemption of shares of HWIC Asia and the sale of unrelated equity securities. Net realized investment gains from equity securities also include realized losses of $17.1 million related to the other-than-temporary impairment of a security. Net realized investment gains from other investments were $86.5 million for the year ended December 31, 2006, representing a positive change of $134.5 million over 2005, primarily reflecting realized foreign exchange rate gains on short term securities. Net realized investment gains from fixed income securities of $30.4 million for the year ended December 31, 2006 decreased by $51.6 million over 2005. Realized investment gains include mark-to-market movements on derivative securities, including credit default swaps and total return swaps on equity indexes. The net investment loss on derivative securities of $103.1 million for the year ended December 31, 2006 increased by $64.3 million over 2005.
      During the year ended December 31, 2006, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $28.1 million, with $11.0 million relating to fixed income securities and other invested assets and $17.1 million relating to equity securities. Other-than-temporary impairments reflect situations where the market value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined. Other-than-temporary impairments related to fixed income securities include $7.5 million for security which has no quoted price, to reflect the deterioration in the underlying financial position of the security. During the year ended December 31, 2005, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $54.9 million, with $37.3 million relating to fixed income securities and other invested assets and $17.6 million relating to equity securities. Other-than-temporary impairments related to fixed income securities include $19.4 million for securities which have no quoted prices, to reflect a deterioration in the underlying financial position of the securities.
     Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the year ended December 31, 2006, were $21.1 million, compared to $27.0 million for the year ended December 31, 2005. Other expenses are primarily comprised of operating expenses of our holding company and includes audit related fees, Sarbanes-Oxley compliance consulting fees, corporate-related legal fees, consulting fees, and compensation expense, including the amortiza-

tion of restricted share grants. The decrease of $5.9 million for the year ended December 31, 2006 over 2005 is primarily comprised of: (i) a decrease of $5.7 million related to consulting fees in implementing procedures and documentation for Sarbanes-Oxley, (ii) a decrease of $1.0 million related to the renewal of the employment contract of our Chief Executive Officer, which is reflected in 2005, offset by, (iii) an increase of $1.4 million as a result of higher amortization expense of restricted stock.
      Interest Expense. We incurred interest expense, related to our debt obligations, of $37.5 million and $30.0 million for the years ended December 31, 2006 and 2005, respectively. The higher amount of interest expense primarily reflects our $100.0 million senior notes offering completed in February 2006.
      Federal and Foreign Income Tax Benefit/ Provision. As a result of our pre-tax income for the year ended December 31, 2006, compared to a pre-tax loss for 2005, our federal and foreign income tax provision for the year ended December 31, 2006 increased by $297.4 million, to a provision of $231.3 million, compared to a benefit of $66.1 million for the year ended December 31, 2005. Included in the income tax provision for the year ended December 31, 2006 is a one-time tax benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. Our effective tax rates were 31.3% and 36.4% for the years ended December 31, 2006 and 2005, respectively.
      Preferred Dividends. We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $8.3 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively. The increase is due to the payment of a full year of preferred dividends in 2006, as opposed to two and a half months in 2005, as the preferred shares were first issued in October 2005.
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

      Total reinsurance gross premiums written for the year ended December 31, 2005 were $1,863.6 million compared to $1,968.8 million for 2004, a decrease of 5.3%. Total insurance gross premiums written for the year ended December 31, 2005, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of our London Market division), were $763.3 million, compared to $682.0 million for 2004, an increase of 11.9%. For the year ended December 31, 2005, total reinsurance gross premiums written represented 71.0% (74.3% in 2004) of our business and insurance represented the remaining 29.0% (25.7% in 2004) of our business.
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

      Americas. Gross premiums written in the Americas division for the year ended December 31, 2005 were $1,130.5 million, a decrease of $127.0 million, or 10.1%, as compared to $1,257.5 million for the year ended December 31, 2004. These amounts represented 43.1% of our gross premiums written for the year ended December 31, 2005 and 47.4% in 2004. These amounts include reinstatement premiums of $32.0 million and $5.0 million for the years ended December 31, 2005 and 2004, respectively, which principally relate to Hurricanes Katrina, Rita and Wilma in 2005, and the 2004 Florida Hurricanes. Excluding reinstatement premiums in each period, gross premiums written would be $1,098.5 million and $1,252.5 million for the years ended December 31, 2005 and 2004, respectively, representing a decrease of $154.0 million, or 12.3% over the period. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $929.9 million for the year ended December 31, 2005 decreased $117.9 million, or 11.3%, compared to $1,047.8 million for the year ended December 31, 2004. The decrease in the United States is primarily attributable to the non-renewal of a large workers compensation quota share treaty, which accounted for a decrease in gross premiums written of $93.2 million in 2005. Gross premiums written across casualty classes of business decreased by $64.9 million, or 13.0%, as compared to 2004, due to more competitive market conditions, particularly in professional liability classes and non standard auto. This decrease is partially offset by increased gross premiums written relating to higher reinstatement premiums of $28.0 for the year ended December 31, 2005, compared to $3.2 million for 2004, which contributed to the overall increase in property gross premiums written of $41.3 million over the period.

•	Latin America — Gross premiums written of $148.6 million for the year ended December 31, 2005 decreased $12.8 million, or 7.9%, compared to $161.4 million for the year ended December 31, 2004. The decrease was due to a $25.0 million reduction from the non-renewal of a large facultative property contract, offset by a general increase in proportional treaty business, led by automobile business. We continue to see increased competition across our Latin America operations.

•	Canada — Gross premiums written of $50.4 million for the year ended December 31, 2005 increased $4.4 million, or 9.6%, compared to $46.0 million for the year ended December 31, 2004. The increase primarily relates to exchange rate movements between December 31, 2005 and 2004 as the Canadian dollar strengthened.
      EuroAsia. Gross premiums written in the EuroAsia division for the year ended December 31, 2005 were $543.8 million, a decrease of $9.9 million, or 1.8%, as compared to $553.7 million for the year ended December 31, 2004. These amounts represented 20.7% of our gross premiums written for the year ended December 31, 2005 and 20.9% in 2004. These amounts include $5.2 million of reinstatement premiums for the year ended December 31, 2005, as compared to none in 2004. Gross premiums written for the year ended December 31, 2004 included $24.9 million related to the consolidation of a wholly owned subsidiary, First Capital Insurance Limited (“First Capital”), which writes business in Singapore. Starting in the fourth quarter of 2004, our economic interest in First Capital declined below 50% and it is no longer consolidated in our consolidated financial statements. Excluding this amount, gross premiums written for the year ended December 31, 2005 increased $15.0 million, or 2.8%, as compared to the year ended December 31, 2004. This increase is primarily attributable to higher volume of property and motor business, offset by lower volume in accident and health and credit and bonds. Gross premiums written from property business, which represents 60.0% of EuroAsia in 2005, increased by $21.8 million, or 7.2%, for the year ended December 31, 2005 compared to 2004, driven by greater penetration in the French market. Motor business, which represents 16.3% of EuroAsia in 2005, increased $8.8 million, or 11.1%, in 2005 and was primarily attributable to a $17.3 million increase in France, offset by a decline in other parts of Europe and the Middle East. Accident and health business, which represents 2.1% of EuroAsia in 2005, decreased $12.3 million, or 51.7%, in 2005 over 2004 primarily due to the non renewal of selected proportional accounts.
      London Market. Gross premiums written in the London Market division for the year ended December 31, 2005 were $431.6 million, a decrease of $16.1 million or 3.6%, as compared to $447.7 million for the year ended December 31, 2004. These amounts represented 16.4% of our gross premiums written for the year ended December 31, 2005 and 16.9% in 2004. These amounts include reinstatement premiums of $33.2 million and

$11.8 million (all related to the London branch) for the years ended December 31, 2005 and 2004, respectively, which principally relate to Hurricanes Katrina, Rita and Wilma in 2005, and the 2004 Florida Hurricanes. Excluding reinstatement premiums in each period, gross premiums written would be $398.4 million and $435.9 million for the years ended December 31, 2005 and 2004, respectively, representing a decrease of $37.5 million, or 8.6% over the period. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $189.3 million for the year ended December 31, 2005 increased $6.8 million, or 3.8%, compared to $182.5 million for the year ended December 31, 2004. Excluding reinstatement premiums in each period, gross premiums written for the year ended December 31, 2005 were $156.2 million, a decrease of $14.5 million or 8.5%, compared to $170.7 million for the year ended December 31, 2004. Gross premiums written from property business, which represents 46.3% of London branch in 2005, increased by $14.6 million, or 20.0%, in 2005 over 2004, entirely driven by higher reinstatement premiums in 2005 as ceding companies are choosing to retain more business. Casualty business showed little change in 2005 but reflects more business written on an excess of loss basis than on a proportional basis.

•	Newline — Gross premiums written of $242.3 million for the year ended December 31, 2005 decreased $22.9 million, or 8.6%, compared to $265.2 million for the year ended December 31, 2004. The decrease was primarily attributable to lower directors and officers and error and omissions business. The decline in premiums generally reflects more competitive conditions in the market, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the year ended December 31, 2005 were $521.0 million, an increase of $129.1 million, or 32.9%, as compared to $391.9 million for the year ended December 31, 2004. These amounts represented 19.8% of our gross premiums written for the year ended December 31, 2005 and 14.8% in 2004. Growth in specialty insurance, which is distributed through program administrators, was primarily due to new program administrators which were added during 2004 and early 2005. Gross premiums written by our U.S. Insurance division are reduced by amounts which are ceded to the Americas division of $20.2 million and $20.1 million for the years ended December 31, 2005 and 2004, respectively. Excluding the impact of amounts ceded to the Americas division, gross premiums written for the year ended December 31, 2005 increased by $129.2 million, or 31.4%, over 2004. Gross premiums written across each line of business is as follows:

•	Professional liability gross premiums written increased $49.1 million, or 75.5%, for the year ended December 31, 2005 to $114.2 million for the year ended December 31, 2005 from 2004. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical malpractice gross premiums written were $150.6 million for the year ended December 31, 2005, an increase of $12.9 million, or 9.4%, from $137.7 million for the year ended December 31, 2004. Medical malpractice, our largest line of business in the U.S. Insurance division, represented 28.9% of gross premiums written in the U.S. Insurance division for the year ended December 31, 2005. Growth was driven by increases in our select markets and hospital coverages and partially offset by reductions in physician groups business, which reflects more competitive market conditions.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, increased $10.9 million, or 11.8%, to $103.6 million for the year ended December 31, 2005 from 2004 due to the full year effect of a program administrator which was added in April 2004.
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
      Net Premiums Earned. Net premiums earned for the year ended December 31, 2005 decreased by $56.7 million, or 2.4%, to $2,276.8 million, from $2,333.5 million for the year ended December 31, 2004. Net premiums earned decreased in the Americas division by $178.9 million, or 14.5%, and in the London Market division by $36.7 million, or 8.7%, offset by increases in the EuroAsia division of $33.8 million, or 7.0%, and in the U.S. Insurance division of $125.0 million, or 63.0%. Included in net premiums earned are $4.7 million of net reinstatement premiums received for the year ended December 31, 2005 and $4.0 million in net reinstatement premiums paid in 2004, related to catastrophes. Excluding reinstatement premiums, net premiums earned decreased by $65.4 million, or 2.8%, for the year ended December 31, 2005 over 2004, which is consistent with the decrease in gross and net premiums written.
      Net premiums earned for the year ended December 31, 2005 were reduced by $13.9 million in premiums ceded to our Whole Account and Facultative Excess of Loss Agreements, which represent an increase of $7.3 million, or 110.8%, from $6.6 million for the year ended December 31, 2004.
      Losses and Loss Adjustment Expenses. Losses and LAE increased $430.5 million, or 26.4%, to $2,061.6 million for the year ended December 31, 2005, from $1,631.1 million for the year ended December 31, 2004 as follows (in millions):

	Year Ended
	December 31,		Change

	2005	2004	$	%

Gross losses and LAE	$2,524.1	$1,954.0	$570.1	29.2%
Less: ceded losses and LAE	462.5	322.9	139.6	43.2

Net losses and LAE	$2,061.6	$1,631.1	$430.5	26.4%

      The increase in losses and LAE was principally related to losses of $537.9 million related to current year catastrophe events, of which $445.9 million is attributable to Hurricanes Katrina, Rita and Wilma. The remaining catastrophe losses are principally related to other events occurring in the year, including Hurricanes Emily, Dennis and Stanley, Windstorm Erwin and floods in India and Europe. Losses and LAE in 2005 include net adverse loss development of $172.7 million attributable to 2004 and prior years, of which $15.0 million is related to prior year catastrophe events, principally the 2004 Florida Hurricanes, Typhoon Songda and the Indonesian earthquake and resulting tsunami, due to loss emergence greater than expectations in the period. In addition, asbestos loss estimates were increased by $41.2 million resulting from the annual review of these liabilities. The remaining net adverse loss development of $116.5 million is principally attributable to loss emergence greater than expectations in 2005 on U.S. casualty classes of business written in 2001 and prior. For the year ended December 31, 2004, losses and LAE reflect $138.8 million for property catastrophe events occurring in calendar year 2004, including $93.4 million related to the 2004 Florida Hurricanes. Losses and LAE in the 2004 period include net adverse loss development of $190.0 million attributable to 2003 and prior years, of which $30.0 million is related to increased asbestos estimates resulting from the annual review of these liabilities, and $7.6 million is related to prior year catastrophe events due to loss emergence greater than expectations in the period. The remaining net adverse development of $152.4 is principally attributable to loss emergence greater than expectations in 2004 on U.S. casualty classes of business written in 2001 and prior, partially offset by a $21.1 million reduction in environmental pollution estimates due to better than expected loss emergence in the period.
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
      The loss and LAE ratio for the years ended December 31, 2005 and 2004 and the percentage point change for each of our divisions and in total are as follows:

	Year Ended
	December 31,		Percentage
			Point
Division	2005	2004	Change

Americas	112.8%	73.8%	39.0
EuroAsia	63.2	62.2	1.0
London Market	90.3	69.4	20.9
U.S. Insurance	62.0	65.6	(3.6)

Total loss and LAE ratio	90.5%	69.9%	20.6

      The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2005 and 2004 (in millions):
     Year Ended December 31, 2005

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$1,186.2	112.8%	$326.0	63.2%	$348.8	90.3%	$200.6	62.0%	$2,061.6	90.5%
Catastrophe Losses:
Windstorm Erwin	—	—	23.1	4.5	2.5	0.6	—	—	25.6	1.1
India Floods	—	—	11.5	2.2	—	—	—	—	11.5	0.5
Hurricanes Katrina, Rita, and Wilma	313.1	29.8	0.5	0.1	131.9	34.2	0.4	0.1	445.9	19.6
Other 2005 Events	35.2	3.3	14.2	2.8	5.5	1.4	—	—	54.9	2.5
2004 Florida Hurricanes	2.8	0.3	—	—	0.6	0.2	—	—	3.4	0.1
All Other Prior Years	3.1	0.3	7.4	1.4	1.1	0.3	—	—	11.6	0.5

Total catastrophe losses	354.2	33.7	56.7	11.0	141.6	36.7	0.4	0.1	552.9	24.3

Prior period loss development including prior period catastrophe losses	$213.2	20.3%	$(8.7)	(1.7)%	$(22.8)	(5.9)%	$(9.0)	(2.8)%	$172.7	7.6%

     Year Ended December 31, 2004

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$907.6	73.8%	$299.8	62.2%	$293.6	69.4%	$130.1	65.6%	$1,631.1	69.9%
Catastrophe Losses:
2004 Florida Hurricanes	68.0	5.5	—	—	25.4	6.0	—	—	93.4	4.0
Other 2004 Events	26.6	2.2	22.6	4.7	(3.7)	(0.9)	—	—	45.4	2.0
All Other Prior Years	5.7	0.5	2.2	0.5	(0.3)	(0.1)	—	—	7.6	0.3

Total catastrophe losses	100.3	8.2	24.8	5.2	21.4	5.0	—	—	146.4	6.3

Prior period loss development including prior period catastrophe losses	$184.8	15.0%	$6.6	1.4%	$(0.2)	—%	$(1.2)	(0.6)%	$190.0	8.1%

      Americas Division — Losses and LAE increased $278.6 million, or 30.7%, to $1,186.2 million for the year ended December 31, 2005, from $907.6 million for the year ended December 31, 2004. This resulted in a loss and LAE ratio of 112.8% for the year ended December 31, 2005, compared to 73.8% for the year ended December 31, 2004. The increase in losses and LAE was due to losses of $354.2 million related to catastrophe events, of which $313.1 million is attributable to Hurricanes Katrina, Rita and Wilma, with the remainder principally related to other events occurring in 2005, including Hurricanes Emily and Dennis. Losses and LAE in the 2005 period include net adverse loss development of $213.2 million attributable to 2004 and prior years, of which $41.2 million is related to increased asbestos loss estimates resulting from the annual review of these liabilities, and $5.9 million is related to prior year catastrophe events due to loss emergence greater than expectations in the period principally attributable to the 2004 Florida Hurricanes. The remaining net adverse loss development of $166.1 million is principally attributable to loss emergence greater than expectations in 2005 on U.S. casualty classes of business. For the year ended December 31, 2004, losses and LAE reflect $100.3 million for property catastrophe events including the 2004 Florida Hurricanes. Losses and LAE in the 2004 period include net adverse loss development of $184.8 million attributable to 2003 and prior years, of which $30.0 million is related to increased asbestos loss estimates resulting from the annual review of these liabilities, and $5.7 million is related to prior year catastrophe events due to loss emergence greater than expectations in the period. The remaining net adverse development of $149.1 million is principally attributable to loss emergence greater than expectations in 2004 on U.S. casualty classes of business, partially offset by a $21.1 million reduction in environmental pollution estimates due to better than expected emergence in the period.
      EuroAsia Division — Losses and LAE increased $26.2 million, or 8.7%, to $326.0 million for the year ended December 31, 2005, from $299.8 million for the year ended December 31, 2004. This resulted in a loss and LAE ratio of 63.2% for the year ended December 31, 2005, compared to 62.2% for the year ended December 31, 2004. The increase in losses and LAE was related to the 7.0% increase in net premiums earned and $56.7 million of catastrophe losses, principally Windstorm Erwin and floods in India and Europe. Losses and LAE in the 2005 period include favorable loss development of $8.7 million attributable to 2004 and prior years, principally related to favorable emergence on liability and bond exposures in the period, and include $7.4 million of adverse development on prior period catastrophe losses predominantly attributable to Typhoon Songda and the Indonesian earthquake and resulting tsunami due to unexpected claims emergence. For the year ended December 31, 2004, losses and LAE include $24.8 million for property catastrophe events, including Typhoon Songda and the Indonesian earthquake and resulting tsunami. Losses and LAE in the 2004 period include net adverse loss development of $6.6 million attributable to 2003 and prior years, principally related to unexpected loss emergence on bond exposures in the period, and include $2.2 million of net adverse development on prior period catastrophe losses due to loss emergence greater than expectations.
      London Market Division — Losses and LAE increased by $55.2 million, or 18.8%, to $348.8 million for the year ended December 31, 2005 from $293.6 million for the year ended December 31, 2004. This resulted in a loss and LAE ratio of 90.3% for the year ended December 31, 2005, compared to 69.4% for the year ended

December 31, 2004. The increase in losses and LAE was related to losses of $141.6 million from catastrophe events, of which $131.9 million is attributable to Hurricanes Katrina, Rita and Wilma. Losses and LAE in the 2005 period include favorable loss development of $22.8 million attributable to 2004 and prior years, principally related to favorable emergence on aviation, satellite and non-catastrophe property exposures in the period, and include $1.7 million of net adverse development on prior period catastrophe losses due to loss emergence greater than expectations. For the year ended December 31, 2004, losses and LAE reflect $21.4 million for property catastrophe events including the 2004 Florida Hurricanes. Losses and LAE in the 2004 period include favorable loss development of $0.2 million attributable to 2003 and prior years and include a benefit of $0.3 million from prior period catastrophe losses.
      U.S. Insurance Division — Losses and LAE increased by $70.5 million, or 54.2%, to $200.6 million for the year ended December 31, 2005, from $130.1 million for the year ended December 31, 2004. This resulted in a loss and LAE ratio of 62.0% for the year ended December 31, 2005, compared to 65.6% for the year ended December 31, 2004. The increase in losses and LAE was related to the 63.0% increase in net premiums earned, losses of $0.4 million related to Hurricane Katrina and favorable loss development of $9.0 million on losses and LAE attributable to 2004 and prior years due to favorable loss emergence on medical malpractice and general liability exposures in the period. For the year ended December 31, 2004, losses and LAE related to 2003 and prior years include favorable loss development of $1.2 million due to favorable loss emergence on private passenger automobile liability in 2004.
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

	Years Ended
	December 31,

	2005	2004

Equity in net investment income of HWIC Asia	$5.1	$4.9
Equity in net realized capital gains of HWIC Asia	27.9	1.4

Equity in net income of HWIC Asia, before taxes	$33.0	$6.3

•	a decrease of $18.6 million for the year ended December 31, 2005 over 2004 in net income due to equity accounting of Advent Capital (Holdings) PLC, a Lloyd’s syndicate, which is included in common stock, at equity. This resulted in a net loss of $15.4 million for the year ended December 31, 2005 from net income of $3.2 million in 2004, primarily reflecting catastrophe losses from Hurricanes Katrina, Rita and Wilma during 2005.

•	an increase of $6.0 million for the year ended December 31, 2005 over 2004 in net investment income on other invested assets, which primarily reflects interest income attributable to our total return swaps on equity indexes and includes income from hedge funds and private equity investments of $15.6 million and $15.9 million for the years ended December 31, 2005 and December 31, 2004, respectively.
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
      Net Realized Investment Gains. Net realized investment gains of $59.9 million for the year ended December 31, 2005 decreased by $62.1 million from $122.0 million for the year ended December 31, 2004. The decrease in net realized investment gains is principally due to higher gains from fixed income securities, which were offset by lower gains from equity securities and higher losses from derivative securities and other investments. The total net realized investment gains for the year ended December 31, 2005 of $64.7 million on equity securities, primarily reflect a gain of $47.0 million related to the sale of Zenith National Insurance Corp. (“Zenith”) securities and also includes realized losses of $17.6 million related to other-than-temporary impairments on selected securities. Net realized investment gains from fixed income securities of $82.0 million for the year ended December 31, 2005 increased by $28.5 million over 2004, primarily reflecting gains on U.S. Treasury securities sold through the year. Realized investment gains include mark-to-market movements on derivative securities, including credit default swaps and total return swaps on equity indexes. The net investment loss on derivative securities of $38.8 million for the year ended December 31, 2005 increased by $11.7 million over 2004. Net realized investment losses from other securities were $48.0 million for the year ended December 31, 2005, representing an adverse change of $51.2 million over 2004, primarily reflecting unrealized foreign exchange rate losses on short term securities and impairment of certain investments included in other invested assets.
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
Liquidity and Capital Resources
      Our shareholders’ equity increased by $444.1 million, or 27.1%, to $2,083.6 million as of December 31, 2006, from $1,639.5 million as of December 31, 2005. The net increase as of December 31, 2006 compared to December 31, 2005 was primarily attributable to net income of $507.9 million and an increase to additional paid in capital of $43.7 million principally resulting from the conversion of a portion of our convertible debt into our common stock. These increases were offset by a decrease in accumulated other comprehensive income of $93.7 million, after-tax, of which $82.8 million relates to a decrease in unrealized appreciation and $10.2 million relates to the adoption of SFAS 158 (see Note 19 to our consolidated financial statements included in this Form 10-K). Our book value per common share was $27.92 as of December 31, 2006, representing an increase of $5.61 from the book value per common share of $22.31 as of December 31, 2005 and an increase of $0.88 from the book value per common share of $27.04 as of September 30, 2006.
      The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, as used in the book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their return on equity calculation.

	December 31

	2006	2005

	(In millions, except per share
	and share amounts)
Total shareholders’ equity	$2,083.6	$1,639.5
Less: equity related to preferred stock	97.5	97.5

Total common shareholders’ equity	$1,986.1	$1,542.0

Common shares outstanding	71,140,948	69,127,532

Book value per common share	$27.92	$22.31

      On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Notes”), maturing on December 15, 2021. Interest on the Notes accrues at a rate per annum equal to three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year starting on March 15, 2007. We have the option to redeem the Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. The proceeds were used to retire, in November 2006, our 7.49% Senior Notes.
      On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. Use of proceeds was for general corporate purposes, including a capital contribution to Odyssey America. The debentures were sold in two tranches, $50.0 million of Series A due March 15, 2021, and $50.0 million of Series B due March 15, 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to the three-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The interest rate from February 22, 2006 through March 16, 2006 on each series of debentures was 6.97% per annum. Pursuant to the terms of the indentures, as a result of the delay in filing our 2005 Annual Report on Form 10-K, the annual interest rate on each series of debentures was increased, as of March 17, 2006, to the three-month LIBOR as of March 15, 2006 plus 3.20%, which equaled 8.12%. This interest rate remained in effect until the filing of our Annual Report on Form 10-K on March 31, 2006, after which it reverted to 6.97% through June 14, 2006. As of December 31, 2006, the current annual interest rate on each series of debentures is 7.56%. The Series A debentures are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B debentures are callable by us in 2009 at their par value, plus accrued and unpaid interest.
      During the second quarter of 2005, we issued $125.0 million aggregate principal amount of senior notes due May 1, 2015. The issue was sold at a discount of $0.8 million, which is being amortized over the life of the notes. Interest accrues on the senior notes at a fixed rate of 6.875% per annum which is due semi-annually on May 1 and November 1. These senior notes are reflected on our December 31, 2006 consolidated balance sheet at a value of $124.3 million.
      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures due 2022 (“Convertible Notes”). On August 14, 2006, in accordance with the terms of the indenture under which the Convertible Notes were issued, the Convertible Notes became convertible, at the option of the holders, into shares of our common stock at a fixed rate of 46.9925 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $21.28 per share. The convertibility trigger was met as a result of our common shares trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the indenture, we are permitted to satisfy our conversion obligations in stock or in cash, or in a combination thereof. To date, we have elected to satisfy all conversion obligations with common shares, and therefore, as of December 31, 2006, we had issued a total of 1,838,151 common shares to satisfy conversions up to that date. During February 2007, we issued 46,992 common shares related to $1.0 million principal amount of Convertible Notes subject to a notice of conversion received in December 2006. Subsequent to December 31, 2006, we have not received conversion notices related to the remaining $22.5 million principal value of Convertible Notes, which could be converted into cash or 1.1 million shares of our common stock, or a combination of cash and stock, at our election. In February 2007, we announced that the Convertible Notes will continue to be convertible during the period from February 14, 2007 through May 13, 2007. For more information regarding the Convertible Notes, see Note 13 to the consolidated financial statements included in this Form 10-K.
      On October 12, 2005, we completed the sale of 4.1 million of our common shares at a price of $24.96 per share, resulting in total common shares outstanding as of December 31, 2005 of 69.1 million shares. Fairfax purchased 3.1 million shares in the offering. Net proceeds to us, net of underwriting discounts and commissions, were $102.1 million. On October 20, 2005, we completed the sale of $100.0 million of non-cumulative perpetual preferred shares through the sale of 2.0 million of our 8.125% Series A perpetual preferred shares, with a liquidation preference of $25.00 per share, and 2.0 million of our floating rate Series B preferred shares, with a liquidation preference of $25.00 per share. The aggregate net proceeds from the Series A and Series B perpetual preferred share offerings were $97.5 million. The proceeds from these transactions were used for general corporate purposes, including capital contributions to our operating subsidiaries.
      Please see Note 13 to our consolidated financial statements included in this Form 10-K for complete disclosure of our debt obligations, common shares and preferred shares.
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
      Holding company cash and cash equivalents equaled $58.8 million as of December 31, 2006, as compared to $102.4 million as of December 31, 2005, with the lower amount primarily due to capital contributions made to Odyssey America. As a holding company, our assets are principally comprised of the shares of Odyssey America, and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends on our common or preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2007, Odyssey America can pay dividends to the holding company of $561.7 million without prior regulatory approval. Odyssey America paid a dividend of $60.0 million to the holding company during 2006.
      Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.3 billion during 2007. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of December 31, 2006, our operating subsidiaries maintained cash and cash equivalents of $2.0 billion, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.
      Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 92.5% of our total reinsurance recoverables as of December 31, 2006, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.
      Our total reinsurance recoverable on paid losses as of December 31, 2006, net of the reserve for uncollectible paid and unpaid reinsurance, which is established based on an evaluation of each reinsurer or retrocessionaire and historical experience, is $59.8 million. The top ten reinsurers measured on total reinsurance recoverables represent $35.6 million, or 59.5% of the total paid loss recoverable, of which $12.1 million is collateralized and the remaining $23.5 million is with highly rated companies. The remaining $24.2 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $4.4 million net of the reserve on uncollectible reinsurance.
      Approximately $35.1 million of our total reinsurance recoverable is current billings, and $24.7 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.
      Cash provided by operations was $752.3 million for the year ended December 31, 2006, compared to $395.7 million for the year ended December 31, 2005.
      Total investments and cash amounted to $7.1 billion as of December 31, 2006, an increase of $1.1 billion compared to December 31, 2005. Our average invested assets were $6.5 billion for the year ended December 31, 2006, as compared to $5.5 billion for the year ended December 31, 2005. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments, excluding our cash collateral for borrowed securities, represented 32.6% and 28.9%, respectively, of our total investments and cash as of December 31, 2006 and December 31, 2005. Total fixed income securities were $3.5 billion as of December 31, 2006. The fixed income securities portfolio has a weighted average security rating of “AA” as measured by Standard and Poor’s. The duration of our investment portfolio, including cash and cash equivalents, was 4.7 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained within our portfolio.
      Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of December 31, 2006 and 2005, we had a receivable for securities sold of $21.3 million and $2.9 million, respectively, which is included in other assets, and a payable for securities purchased of $13.0 million and $9.5 million, respectively, which is included in other liabilities.
      We participate in Lloyd’s through our 100% ownership of Newline Syndicate 1218 (“Syndicate 1218”), where we provide 100% of the capacity for Newline. The results of Syndicate 1218 are consolidated in our consolidated financial statements. In support of its capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash, with a fair value of $247.7 million as of December 31, 2006, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

      During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by us. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its newly deposited funds at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our liquidity and capital resources. In January 2006, Odyssey America received assets with a par value of $48.6 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38.0 million in new funds at Lloyd’s. In September 2006, Odyssey America received assets with a par value of $10.7 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of December 31, 2006, Odyssey America continues to have a par value of $102.7 million, or approximately £52.5 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair market value of the pledged assets is $128.2 million, or approximately £65.5 million equivalent. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      On November 29, 2006, our Board of Directors declared a quarterly cash dividend of $0.03125 per common share to be paid on December 29, 2006 to all common shareholders of record as of December 15, 2006. During each of the four quarters of 2006, our Board of Directors declared quarterly cash dividends of $0.03125 per common share, resulting in an aggregate dividend of $2.2 million paid in each quarter. On February 22, 2007, our Board of Directors announced that it had increased our quarterly dividend to $0.0625 per common share, double its previous level, and declared a dividend payable on March 30, 2007 to shareholders of record at the close of business on March 16, 2007.
      On November 29, 2006, the Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% Series A preferred shares and $0.5389844 per share on our floating rate Series B preferred shares. The total dividends of $2.1 million were paid on January 22, 2007 to Series A and Series B preferred shareholders of record on December 31, 2006.
      On September 23, 2005, we entered into a credit agreement that provides for a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. Wachovia Bank, N.A. is the administrative agent for the credit facility and is one of a group of lenders thereunder. As of December 31, 2006, there was $55.0 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at our option, loans will bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility replaced our $90.0 million facility, which terminated on September 23, 2005.

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
      Our senior unsecured debt is currently rated “BBB-” by Standard & Poor’s, “Baa3” by Moody’s and “bbb” by A.M. Best. Our Series A and Series B preferred shares are currently rated “BB” by Standard & Poor’s, “Ba2” by Moody’s and “bb+” by A.M. Best. “See Part I, Item 1 — Business-Ratings” for further detail regarding our and our subsidiaries’ ratings.
Recent Accounting Pronouncements
      In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and clarifies SFAS 133 Implementation Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by us under SFAS 133. The fair value election can be applied to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis. SFAS 155 will be effective in fiscal years that begin after September 15, 2006. We expect to elect fair value measurement of hybrid financial instruments under SFAS 155 effective with its adoption on January 1, 2007. Prior to January 1, 2007, we bifurcated the embedded derivatives in its investments in convertible securities and changes in the fair value of the host instrument will be recorded as unrealized investment gains and losses while changes in the fair value of the embedded derivative will be recorded as realized investment gains and losses. As of December 31, 2006, the fair value of the host instruments included in fixed income securities was $268.1 million and the fair value of embedded derivatives included in other invested assets was $15.1 million. Upon adopting SFAS 155, we will record a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, to opening retained earnings. Subsequent to January 1, 2007, changes in the fair value of securities accounted for in accordance with SFAS 155 will be recorded in realized investment gains or losses.
      In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after

December 15, 2006. We have completed a thorough analysis of FIN 48 and do not expect any material effect on our consolidated financial statements.
      In August 2006, the SEC issued a final rule entitled “Executive Compensation and Related Person Disclosure.” The rule amends the disclosure requirements for executive and director compensation, related person transactions, director independence and other corporate governance matters and security ownership of officers and directors. These amendments apply to disclosure in proxy and information statements, periodic reports, current reports and other filings. The rule is effective in current reports on Form 8-K for reportable events that occur on or after November 7, 2006 and in annual filings for fiscal years ending on or after December 15, 2006. We will provide this information in its 2006 Proxy Statement and other relevant filings.
      In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to define existing fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157, if any, on our financial position or results of operations.
      In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R)”. SFAS 158 required, as of December 31, 2006, us to recognize the overfunded or underfunded status of a defined benefit postretirement plan, including pension plans, as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted the recognition provisions of SFAS 158. As a result of the adoption, we recorded a one-time charge of $15.7 million to increase other liabilities, a $5.5 million deferred tax asset and a $10.2 million decrease to accumulated other comprehensive income on our balance sheet. In addition, SFAS 158 requires that, as of December 31, 2008, employers measure plan assets and liabilities as of the date of their financial statements. SFAS 158 does not require retrospective application.
      In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluating a misstatement and determining its materiality using the iron curtain (balance sheet analysis) and rollover (income statement analysis) approaches, as well as correcting errors under the approaches and transition guidance. SAB 108 is effective for fiscal years ending on or after November 15, 2006. There was no effect to our consolidated financial statements resulting from the adoption of SAB 108.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for us beginning in the first quarter of 2008. We are evaluating the impact of the adoption of SFAS 159 on our consolidated financial statements.
Off-Balance Sheet Arrangements
      We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in Note 16 to our consolidated financial statements included in this Form 10-K.
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of December 31, 2006, our total investments and cash of $7.1 billion includes $3.5 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk
      The table below displays the potential impact (in millions) of market value fluctuations on our fixed income securities portfolio as of December 31, 2006 and December 31, 2005, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2006			As of December 31, 2005

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

	(In millions)
200 basis point rise	$3,026.2	$(475.3)	(13.6)%	$2,155.1	$(439.8)	(16.9)%
100 basis point rise	3,246.2	(255.4)	(7.3)	2,355.3	(239.6)	(9.2)
Base Scenario	3,501.6	—	—	2,594.9	—	—
100 basis point decline	3,805.9	304.3	8.7	2,882.4	287.5	11.1
200 basis point decline	4,156.7	655.1	18.7	3,221.3	626.4	24.1
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 4% and 5% of the fair market value of the total fixed income portfolio as of December 31, 2006 and December 31, 2005, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).
      As of December 31, 2006, we had net unrealized gains of $36.0 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $150.1 million, offset by gross unrealized depreciation of $114.1 million, which includes gross unrealized appreciation of $123.3 million and gross unrealized depreciation of $109.9 million related to fixed income securities and common stocks carried at fair value.
      We purchase interest rate options from time to time to protect us from movements in interest rates. During the first quarter of 2006, we purchased a 20-year swaption contract with a notional amount of $550.0 million, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. This contract replaced a 10-year swaption with a notional amount of $1.0 billion, initially purchased during the second quarter of 2005, which was closed during the first quarter of 2006 for consideration of $4.1 million, resulting in a realized loss of $1.7 million. The swaption gives us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $550.0 million. The cost of the swaption was $9.6 million. This contract was closed and not replaced during the third quarter of 2006 for consideration of $8.2 million, resulting in a realized loss of $1.4 million.
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
      As of December 31, 2006 and December 31, 2005, 89.5% and 81.7%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 10.5% and 18.3%, respectively, rated below investment grade.
      We have purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $75.6 million as of December 31, 2006 and 2005, and the fair value was $13.5 million and $36.2 million, as of December 31, 2006 and 2005, respectively. The notional amount of credit default swaps was $3.3 billion as of December 31, 2006 and 2005. The net change in the fair value of the credit default swaps resulted in a net realized loss of $22.6 million, $36.2 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
      As of December 31, 2006, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We routinely evaluate the carrying value of these investments by reviewing the respective borrowers’ current financial positions, and the timeliness of their interest and principal payments. As a result of this review, we recognized an other-than-temporary write-down of $17.0 million for the year ended December 31, 2005 related to one of the loans. In addition, a collateral loan, which had a value of $7.3 million as of December 31, 2005, was fully paid during 2006. As of December 31, 2005, our holdings consisted of these two collateral loans totaling $7.3 million. These collateral loans, which are included in other investments, were valued at their unpaid principal balances, reduced by amounts recorded as an other-than-temporary write-down.
     Equity Price Risk
      In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps, which had aggregate notional amounts of $581.4 million and $451.8 million as of December 31, 2006 and December 31, 2005, respectively. The margin maintenance requirement related to the total return swaps was $10.5 million and $96.4 million as of December 31, 2006 and December 31, 2005, respectively. During the year ended December 31, 2006, total return swap contracts with an aggregate notional amount of $969.8 million expired at a net realized loss of $73.0 million. These total return swap contracts were replaced by total return swap contracts with an aggregate notional amount of $1,099.4 million. The swap transactions terminate during 2007. As of December 31, 2006 and December 31, 2005, we have provided $52.1 million and $104.3 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other liabilities and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the twelve months ended December 31, 2006, 2005 and 2004, the net change in the fair value of the swap transactions resulted in a net realized loss of $73.5 million, $11.8 million and $44.9 million, respectively.
      In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $9.4 million and $13.6 million, with a strike price of approximately 99.8% and 120.0% of the notional amount of the swap transactions as of December 31, 2006 and December 31, 2005, respectively. During the year ended December 31, 2006, call options, with a notional amount of $789.0 million, expired at a net realized loss of $7.2 million. These call options were replaced with call options purchased for $11.8 million and having a notional amount of $830.2 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. Our maximum potential loss on the swap and option transactions was $0.9 million and $90.4 million as of December 31, 2006 and December 31, 2005, respectively. We plan to continue to purchase short-dated call options in 2007 in an effort to reduce the maximum potential loss on the swaps to approximately 20% of the swap notional value. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the year ended December 31, 2006, 2005 and 2004, the net change in the fair value of these call options resulted in a net realized loss of $0.4 million, $10.6 million and, a net realized gain of $6.7 million, respectively.
      In addition, as of December 31, 2006 and December 31, 2005, we had short positions of $115.3 million and $83.5 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $119.8 million and $82.5 million, respectively. A net realized gain of $3.0 million and $4.3 million for the twelve months ended December 31, 2006, 2005, respectively, and a net realized loss of $13.3 million for 2004 were recognized in our consolidated statements of operations. As of December 31, 2006 and December 31, 2005, we provided cash and fixed income securities of $208.6 million and $161.7 million, respectively, as collateral for the borrowed securities. Our net investment income for the years ended December 31, 2006, 2005 and 2004 was reduced by $7.2 million, $5.0 million and $2.7 million, respectively, related to dividend and interest payments associated with the borrowed securities.
      In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $0.4 million. The call option is recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the years ended December 31, 2006 and 2005, the net change in the fair market value of the call option resulted in a net realized loss of $0.1 million and $1.2 million, respectively, and a net realized gain of $0.4 million for 2004.
      We hold options on certain securities within our fixed income portfolio, which allow us to extend the maturity date of fixed income securities or convert fixed income securities to equity securities. The par value and the imputed cost of the options on these securities were $289.8 million and $19.6 million as of December 31, 2006, respectively, and $385.2 million and $33.1 million as of December 31, 2005, respectively. The options are recorded at fair value of $15.1 million and $34.9 million as of December 31, 2006 and December 31, 2005, respectively, in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the twelve months ended December 31, 2006, 2005 and 2004, the change in the fair value of the options resulted in a realized gain of $1.1 million, $21.0 million and $9.2 million, respectively.
      As of December 31, 2006 and December 31, 2005, 12.0% and 19.6%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 10.2% and 17.5% as of December 31, 2006 and December 31, 2005, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $72.3 million and $104.4 million as of December 30, 2006 and December 31, 2005, respectively, in the fair market value of our total investments and cash.
     Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2006 and December 31, 2005, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.6 billion and $1.3 billion, respectively, or 22.8% and 21.2%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 7.7% and 8.5% of our total investments and cash as of December 31, 2006 and December 31, 2005, respectively, from

German securities denominated in the Euro, which represented 7.0% and 5.5%, respectively, and from securities denominated in the Canadian dollar, which represented 4.7% and 4.9% of our total investments and cash as of December 31, 2005 and December 31, 2004, respectively. As of December 31, 2006, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $161.3 million decline in the fair value of our total investments and cash, before taxes.
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
      Based on our review, we recognized other-than-temporary impairment losses in the amount of $28.1 million, before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains for the year ended December 31, 2006.
      The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and December 31, 2005 (in millions):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2006	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,167.6	$(13.2)	15	$1,264.2	$(90.2)	39	$2,431.8	$(103.4)	54
States, municipalities and political subdivisions	38.8	(0.2)	4	37.5	(0.5)	11	76.3	(0.7)	15
Foreign governments	282.2	(3.1)	12	—	—	—	282.2	(3.1)	12
Corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	1,488.6	(16.5)	31	1,302.2	(90.7)	51	2,790.8	(107.2)	82

Fixed income securities non-investment grade, corporate	7.3	(0.3)	3	62.1	(1.6)	2	69.4	(1.9)	5

Total fixed income securities	1,495.9	(16.8)	34	1,364.3	(92.3)	53	2,860.2	(109.1)	87
Common stocks, at fair value	—	—	—	13.8	(0.8)	1	13.8	(0.8)	1

Total temporarily impaired securities	$1,495.9	$(16.8)	34	$1,378.1	$(93.1)	54	$2,874.0	$(109.9)	88

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2005	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,071.9	$(33.0)	40	$395.7	$(15.9)	6	$1,467.6	$(48.9)	46
States, municipalities and political subdivisions	46.3	(0.3)	10	21.6	(0.6)	5	67.9	(0.9)	15
Foreign governments	1.0	—	1	—	—	—	1.0	—	1
Corporate	0.3	—	1	0.5	—	1	0.8	—	2

Total investment grade	1,119.5	(33.3)	52	417.8	(16.5)	12	1,537.3	(49.8)	64

Fixed income securities non-investment grade, corporate	224.9	(30.5)	27	136.1	(20.2)	8	361.0	(50.7)	35

Total fixed income securities	1,344.4	(63.8)	79	553.9	(36.7)	20	1,898.3	(100.5)	99
Common stocks, at fair value	167.4	(16.6)	9	137.4	(17.1)	2	304.8	(33.7)	11

Total temporarily impaired securities	$1,511.8	$(80.4)	88	$691.3	$(53.8)	22	$2,203.1	$(134.2)	110

      We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we have the ability and intent to hold these securities until the fair value recovers the gross unrealized depreciation.
Disclosure of Contractual Obligations
      The following table provides a payment schedule of present and future obligations (in millions):

	Payment due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt — principal	$513.5	$—	$—	$—	$513.5
Long term debt — interest	344.2	37.9	75.8	75.8	154.7
Operating leases	86.2	8.5	15.3	13.8	48.6
Losses and LAE	5,142.1	1,463.9	1,643.7	856.5	1,178.0

Total	$6,086.0	$1,510.3	$1,734.8	$946.1	$1,894.8

      For further detail on our long term debt principal and interest payments, see Note 13 to our consolidated financial statements included in this Form 10-K. For further detail on our operating lease payments, see Note 16 to our consolidated financial statements included in this Form 10-K.
      For further detail on our losses and LAE, see Note 9 to our consolidated financial statements included in this Form 10-K. Our reserves for losses and LAE do not have contractual maturity dates. However, based on historical payment patterns, we have included an estimate of when we expect our losses and LAE to be paid in the table above. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims. The reserves for unpaid losses and LAE reflected in the table above have not been reduced for reinsurance recoverables on unpaid losses which are reflected in our consolidated balance sheet as an asset of $739.0 million as of December 31, 2006. Based on historical patterns, we estimate that we will collect the recoveries as follows: $210.2 million in less than one year; $222.8 million in one to three years; $118.4 million between three and five years and $187.6 million in more than five years.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data
ODYSSEY RE HOLDINGS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	102
Consolidated Balance Sheets as of December 31, 2006 and 2005	104
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	105
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	106
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	107
Notes to Consolidated Financial Statements	108
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	169
Schedules:
I. Summary of Investments — Other than Investments in Related Parties as of December 31, 2006	170
II. Condensed Financial Information of Registrant as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	171
III. Supplementary Insurance Information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	175
IV. Reinsurance for the years ended December 31, 2006, 2005 and 2004	176
VI. Supplementary Information (for Property-Casualty Insurance Underwriters) as of December 31, 2006, 2005, 2004 and for the years ended December 31, 2006, 2005 and 2004	177

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Odyssey Re Holdings Corp.
      We have completed integrated audits of Odyssey Re Holdings Corp.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/  PricewaterhouseCoopers LLP
New York, NY
March 9, 2007

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2006	2005

	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,547,656 and $2,645,682, respectively)	$3,501,580	$2,594,937
Equity securities:
Common stocks, at fair value (cost $548,138 and $586,394, respectively)	607,613	601,721
Common stocks, at equity	245,416	566,996
Short-term investments, at cost which approximates fair value	242,340	199,503
Cash and cash equivalents	2,061,796	1,528,427
Cash collateral for borrowed securities	242,096	240,642
Other invested assets	165,247	238,093

Total investments and cash	7,066,088	5,970,319
Accrued investment income	50,930	46,843
Premiums receivable	475,453	550,496
Reinsurance recoverable on paid losses	59,768	140,881
Reinsurance recoverable on unpaid losses	739,019	1,206,785
Prepaid reinsurance premiums	50,486	84,696
Funds held by reinsureds	154,573	172,896
Deferred acquisition costs	149,886	171,350
Federal and foreign income taxes	116,920	234,871
Other assets	90,589	67,475

Total assets	$8,953,712	$8,646,612

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,142,159	$5,117,708
Unearned premiums	741,328	834,485
Reinsurance balances payable	102,711	160,185
Funds held under reinsurance contracts	96,854	167,020
Debt obligations	512,504	469,155
Obligation to return borrowed securities	119,798	82,543
Other liabilities	154,779	176,061

Total liabilities	6,870,133	7,007,157

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 71,218,616 and 69,242,857 shares issued, respectively	712	692
Additional paid-in capital	1,029,349	984,571
Treasury shares, at cost (77,668 and 115,325 shares, respectively)	(2,528)	(2,916)
Unearned stock compensation	—	(1,770)
Accumulated other comprehensive income, net of deferred income taxes	25,329	119,039
Retained earnings	1,030,677	539,799

Total shareholders’ equity	2,083,579	1,639,455

Total liabilities and shareholders’ equity	$8,953,712	$8,646,612

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2006	2005	2004

	(In thousands, except share and per share
	amounts)
REVENUES
Gross premiums written	$2,335,742	$2,626,920	$2,650,775
Ceded premiums written	174,807	325,251	288,970

Net premiums written	2,160,935	2,301,669	2,361,805
(Increase) decrease in unearned premiums	64,891	(24,849)	(28,294)

Net premiums earned	$2,225,826	$2,276,820	$2,333,511
Net investment income	487,119	220,092	164,248
Net realized investment gains	189,129	59,866	122,024

Total revenues	2,902,074	2,556,778	2,619,783

EXPENSES
Losses and loss adjustment expenses	1,484,197	2,061,611	1,631,106
Acquisition costs	464,148	470,152	515,856
Other underwriting expenses	153,476	146,030	120,765
Other expense, net	21,120	27,014	17,153
Interest expense	37,515	29,991	25,609
Loss on early extinguishment of debt	2,403	3,822	—

Total expenses	2,162,859	2,738,620	2,310,489

Income (loss) before income taxes	739,215	(181,842)	309,294

Federal and foreign income tax provision (benefit):
Current	144,967	(13,319)	118,791
Deferred	86,342	(52,801)	(14,698)

Total federal and foreign income tax provision (benefit)	231,309	(66,120)	104,093

Net income (loss)	507,906	(115,722)	205,201
Preferred dividends	(8,257)	(1,944)	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$499,649	$(117,666)	$205,201

BASIC
Weighted average common shares outstanding	68,975,743	65,058,327	64,361,535
Basic earnings (loss) per common share	$7.24	$(1.81)	$3.19
DILUTED
Weighted average common shares outstanding	72,299,050	65,058,327	69,993,136
Diluted earnings (loss) per common share	$6.93	$(1.81)	$2.98
DIVIDENDS
Dividends declared per common share	$0.125	$0.125	$0.125
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$507,906	$(115,722)	$205,201
Other comprehensive income (loss), net of tax	(83,474)	(3,179)	22,815

Comprehensive income (loss)	$424,432	$(118,901)	$228,016

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31,

	2006	2005	2004

	(In thousands, except share amounts)
PREFERRED SHARES (par value)
Balance, beginning of year	$40	$—	$—
Issued during the year	—	40	—

Balance, end of year	40	40	—

COMMON SHARES (par value)
Balance, beginning of year	692	651	651
Issued during the year	20	41	—

Balance, end of year	712	692	651

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	984,571	791,896	793,586
Common shares issued during the year	43,735	102,095	—
Cumulative effects of change in accounting for unearned share compensation	(1,770)	—	—
Preferred shares issued during the year	—	97,471	—
Net effect of share-based compensation	2,813	(6,891)	(1,690)

Balance, end of year	1,029,349	984,571	791,896

TREASURY SHARES (at cost)
Balance, beginning of year	(2,916)	(9,426)	(2,549)
Purchases during the year	(4,733)	(4,130)	(10,090)
Reissuance during the year	5,121	10,640	3,213

Balance, end of year	(2,528)	(2,916)	(9,426)

UNEARNED STOCK COMPENSATION
Balance, beginning of year	(1,770)	(2,818)	(3,439)
Cumulative effects of change in accounting for unearned share compensation	1,770	—	—
Forfeitures of restricted shares during the year	—	439	—
Amortization of restricted shares during the year	—	609	621

Balance, end of year	—	(1,770)	(2,818)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of year	119,039	122,218	99,403
Unrealized net appreciation (depreciation) on securities, net of reclassification adjustments	(82,760)	37,641	9,052
Foreign currency translation adjustments	(660)	(40,840)	13,766
Minimum pension liability	(54)	20	(3)
Effect of a change in accounting due to the adoption of SFAS 158	(10,236)	—	—

Balance, end of year	25,329	119,039	122,218

RETAINED EARNINGS
Balance, beginning of year	539,799	665,715	468,621
Net income (loss)	507,906	(115,722)	205,201
Dividends declared to preferred shareholders	(8,257)	(1,944)	—
Dividends paid to common shareholders	(8,771)	(8,250)	(8,107)

Balance, end of year	1,030,677	539,799	665,715

TOTAL SHAREHOLDERS’ EQUITY	$2,083,579	$1,639,455	$1,568,236

COMMON SHARES OUTSTANDING
Balance, beginning of year	69,127,532	64,754,978	64,996,166
Issued during the year	1,975,759	4,100,000	—
Net treasury shares reissued (acquired)	37,657	272,554	(241,188)

Balance, end of year	71,140,948	69,127,532	64,754,978

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2006	2005	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$507,906	$(115,722)	$205,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	46,837	(23,008)	(152,587)
Increase (decrease) in unearned premiums	(58,947)	18,807	20,865
Increase in unpaid losses and loss adjustment expenses	492,217	739,031	716,602
(Increase) decrease in federal and foreign income taxes receivable	171,960	(129,483)	(13,051)
(Increase) decrease in deferred acquisition costs	21,464	(1,831)	(2,993)
Other assets and liabilities, net	(232,273)	(28,846)	(48,998)
Net realized investment gains	(189,129)	(59,866)	(122,024)
Bond discount amortization, net	(15,790)	(11,312)	(11,715)
Amortization of stock-based compensation	5,642	4,153	2,781
Loss on early extinguishment of debt	2,403	3,822	—

Net cash provided by operating activities	752,290	395,745	594,081

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	165,397	58,600	106,654
Sales of fixed income securities	386,306	1,408,068	1,437,226
Purchases of fixed income securities	(1,403,114)	(1,545,521)	(2,293,582)
Sales of equity securities	1,058,644	210,442	335,954
Purchases of equity securities	(487,137)	(328,259)	(363,017)
Net purchases of other invested assets	(54,331)	(23,209)	(59,647)
Net change in cash collateral for borrowed securities	(1,454)	(64,124)	39,042
Net change in obligation to return borrowed securities	31,019	23,176	(176,518)
Net increase in short-term investments	312	(4,182)	(26,046)
Acquisitions and dispositions of subsidiaries, net of cash acquired	—	—	(36,843)

Net cash used in investing activities	(304,358)	(265,009)	(1,036,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share issuance	1,300	102,135	—
Net proceeds from preferred share issuance	—	97,511	—
Net proceeds from debt issuance	138,966	123,168	—
Repayment of debt	(59,333)	(34,202)	(101)
Purchase of treasury shares	(3,095)	(4,130)	(10,090)
Dividends paid to preferred shares	(8,107)	—	—
Dividends paid to common shares	(8,771)	(8,250)	(8,107)
Proceeds from exercise of stock options	1,438	1,503	404
Excess tax benefit from stock-based compensation	671	—	—

Net cash provided by (used in) financing activities	63,069	277,735	(17,894)

Effect of exchange rate changes on cash and cash equivalents	22,368	(30,792)	22,679

Increase (decrease) in cash and cash equivalents	533,369	377,679	(437,911)
Cash and cash equivalents, beginning of year	1,528,427	1,150,748	1,588,659

Cash and cash equivalents, end of year	$2,061,796	$1,528,427	$1,150,748

Supplemental disclosures:
Interest paid	$37,131	$28,463	$25,067

Income taxes paid	$59,278	$63,370	$116,557

Non-cash activity (see Note 13):
Conversion of 4.375% convertible debentures	$(39,116)	$—	$—

Issuance of common stock	$39,116	$—	$—

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
      Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited; Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. The Company’s majority shareholder, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, reduced its ownership of OdysseyRe from 78.5% as of September 30, 2006 to 59.6% as of December 31, 2006.

2.	Restatement of Financial Results
      On March 31, 2006, the Company restated its consolidated financial statements as of and for the years ended December 31, 2000 through 2004, as well as its unaudited financial information as of and for the nine months ended September 30, 2005, to correct for accounting errors associated with certain reinsurance contracts entered into by the Company between 1998 and 2004. On August 28, 2006, the Company restated its balance sheets as of March 31, 2006 (unaudited) and December 31, 2005 and its statements of operations, shareholders equity and cash flows for the three months ended March 31, 2006 and 2005 (unaudited), to correct for accounting errors associated with certain investments held by the Company, and on October 16, 2006 the Company filed an Annual Report on Form 10-K/ A to reflect the impact of this restatement on its consolidated financial statements as of and for the years ended December 31, 2001 through 2005. The total cumulative impact of these restatements through December 31, 2005 was to decrease shareholders’ equity by $19.6 million, after tax. The aggregate net effect of the restatements for the year ended December 31, 2005 was to increase net loss available to common shareholders by $17.3 million and for the year ended December 31, 2004, was to increase net income available to common shareholders by $18.3 million. The effects of the restatements are reflected in the Company’s consolidated financial statements and accompanying notes included herein.

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximates fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
      Common stocks of affiliates are accounted for under the equity method of accounting, under which OdysseyRe records its proportionate share of income or loss from such investments. Other invested assets include limited partnerships and investment funds, which are accounted for under the equity method of accounting. The Company routinely evaluates the carrying value of these investments. In the case of limited partnerships and investment funds, the carrying value is generally established on the basis of the net valuation criteria as determined by the managers of the investments. Such valuations could differ significantly from the values that would have been available had markets existed for the securities. Income from equity investees, including realized gains or losses, is recorded in net investment income in the period in which it is known. Unrealized appreciation and depreciation are recorded through accumulated other comprehensive income. In the case of hedge funds and private equity investments, unrealized appreciation and depreciation is recorded in net investment income in the period in which it is known. Other invested assets also include trust accounts relating to the Company’s benefit plans and derivative securities which are each carried at fair value. Due to the timing of when financial information is reported by equity investees, including limited partnerships and investment funds, results attributable to these investments are generally reported by OdysseyRe on a one month or one quarter lag. If the Company becomes aware of a significant event, it will assess the impact, if any, on the carrying value of the investment.
      The net amount of unrealized appreciation or depreciation of the Company’s investments, net of applicable deferred income taxes, is reflected in shareholders’ equity in accumulated other comprehensive income. A decline in the fair value of an investment below its cost or amortized cost that is deemed other-than-temporary is charged to net income as a realized capital loss, resulting in a new cost or amortized cost basis for the investment. Realized investment gains or losses are determined on the basis of average cost. Investment income, which is reported net of applicable investment expenses, is recorded as earned.
      (c) Premium Revenue Recognition. Reinsurance assumed premiums written and related costs are based upon reports received from ceding companies. Where reinsurance assumed premiums written have not been reported by the ceding company, they are estimated, at the individual contract level, based on historical patterns and experience from the ceding company and judgments of the Company. Subsequent adjustments to premiums written, based on actual results or revised estimates from the ceding company, are recorded in the period in which they become known. Reinsurance assumed premiums written related to proportional treaty business are established on a basis that is consistent with the coverage periods under the terms of the underlying insurance contracts. Reinsurance assumed premiums written related to excess of loss and facultative reinsurance business are recorded over the coverage term of the contracts, which is generally one year. Unearned premium reserves are established for the portion of reinsurance assumed premiums written to be recognized over the remaining contract period. Unearned premium reserves related to proportional treaty contracts are computed based on reports received from ceding companies, which show premiums written but not yet earned. Premium adjustments made over the life of the contract are recognized as earned premiums based on the applicable contract period to which they apply. Insurance premiums are earned on a pro rata basis over the policy period, which is generally one year. A reserve for uncollectible premiums is established when considered appropriate.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      (d) Deferred Acquisition Costs. Acquisition costs, which are reported net of acquisition costs ceded, consist of commissions and brokerage expenses incurred on insurance and reinsurance business written, and are deferred and amortized over the period in which the related premiums are earned, which is generally one year. Commission adjustments are accrued based on changes in premiums and losses recorded by the Company in the period in which they become known. Deferred acquisition costs are limited to their estimated realizable value based on the related unearned premium, which considers anticipated losses and loss adjustment expenses and estimated remaining costs of servicing the business, all based on historical experience. The realizable value of the Company’s deferred acquisition costs is determined without consideration of investment income.
      (e) Goodwill and Intangible Assets. The Company accounts for goodwill and intangible assets in accordance with SFAS 141, “Business Combinations.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations. Unimpaired goodwill and intangible assets with an indefinite useful life are carried at $30.5 million and are reflected in other assets as of both December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, intangible assets with a finite life are also reflected in other assets with a value of $5.1 million and $5.9 million, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company amortized $0.8 million, $0.8 million and $0.9 million, respectively, related to its intangible assets with a finite life.
      (f) Unpaid losses and loss adjustment expenses. The reserves for losses and loss adjustment expenses are estimates of amounts needed to pay reported and unreported claims and related loss adjustment expenses. The estimates are based on assumptions related to the ultimate cost to settle such claims. The inherent uncertainties of estimating reserves are greater for reinsurers than for primary insurers, due to the diversity of development patterns among different types of reinsurance contracts and the necessary reliance on ceding companies for information regarding reported claims. As a result, there can be no assurance that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on the Company.
      The reserve for unpaid losses and loss adjustment expenses is based on the Company’s evaluations of reported claims and individual case estimates received from ceding companies for reinsurance business or the estimates advised by the Company’s outside claims adjusters for insurance business. The Company utilizes generally accepted actuarial methodologies to determine reserves for losses and loss adjustment expenses on the basis of historical experience and other estimates. The reserves are reviewed continually during the year and changes in estimates in losses and loss adjustment expenses are reflected as an expense in the consolidated statements of operations in the period the adjustment is made. Reinsurance recoverables on unpaid losses and loss adjustment expenses are reported as assets. A reserve for uncollectible reinsurance recoverables is established based on an evaluation of each reinsurer or retrocessionaire and historical experience. The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered to be fixed and determinable, and

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population, United States, 2003.
      (g) Deposit Assets and Liabilities. The Company may enter into assumed and ceded reinsurance contracts that contain certain loss limiting provisions and, as a result, do not meet the risk transfer provisions of SFAS 113, “Accounting for Reinsurance of Short-Duration and Long-Duration Contracts.” These contracts are accounted for using the deposit accounting method in accordance with Statement of Position 98-7, “Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” (“SOP 98-7”). Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, the profits or losses from these contracts are recognized net, as other income or expense over the contract or contractual settlement periods. In accordance with SOP 98-7, these contracts are deemed as either transferring only significant timing risk or transferring neither significant timing nor underwriting risk.
      For such contracts, the Company initially records the amount of consideration paid or received as a deposit liability. Revenue or expense is recognized over the term of the contract, with any deferred amount recorded as a component of assets or liabilities until such time it is earned. The ultimate asset or liability under these contracts is estimated, and the asset or liability is initially established, which represents consideration received, is increased or decreased over the term of the contracts. The change during the period is recorded in the Company’s consolidated statements of operations, where increases and decreases in the ultimate asset or liability are shown in other expense, net. As of December 31, 2006 and 2005, the Company had reflected in other assets $8.5 million and $0.5 million, respectively, and in other liabilities $0.7 million and $2.5 million, respectively, related to deposit contracts. In cases where cedants retain the consideration on a funds held basis, the Company records those assets in other assets, and records the related investment income on the assets in the Company’s consolidated statements of operations as investment income.
      (h) Income Taxes. The Company records deferred income taxes to provide for the net tax effect of temporary differences between the carrying values of assets and liabilities in the Company’s consolidated financial statements and their tax bases. Such differences relate principally to deferred acquisition costs, unearned premiums, unpaid losses and loss adjustment expenses, investments and tax credits. Deferred tax assets are reduced by a valuation allowance when the Company believes it is more likely than not that all or a portion of deferred taxes will not be realized. As of December 31, 2006 and 2005, a valuation allowance was not required. During the third quarter of 2006, Fairfax reduced its ownership of the Company to below 80%, and as a result, the Company has been deconsolidated from the United States tax group of Fairfax. Accordingly, the Company will file a separate consolidated tax return for the period August 29, 2006 to December 31, 2006 and for each subsequent tax year. The deconsolidation has no effect on the Company’s tax position.
      (i) Derivatives. The Company utilizes derivative instruments to manage against adverse changes in the value of its assets and liabilities. Derivatives include credit default swaps, total return swaps, interest rate swaps, and other equity and credit derivatives. In addition, the Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date on fixed income securities or convert fixed income securities to equity securities. Conversion options and maturity extension features are bifurcated from the fixed income security and measured separately at fair value. All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting. As the Company’s derivative instruments do not qualify for hedge accounting, changes in fair value are included in realized investment gains and losses in the consolidated statements of operations. Margin balances required by counterparties in support of derivative positions are included in collateral for borrowed securities.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (j) Operating Segments. The Company has four operating segments to reflect the manner in which management monitors and evaluates the Company’s financial performance. The Company’s four segments include: Americas, EuroAsia, London Market and U.S. Insurance (See Note 14).
      (k) Foreign Currency. The Company translates the financial statements of its foreign subsidiaries to United States dollars by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average exchange rate for the year. Translation gains or losses are recorded, net of deferred income taxes, as a component of accumulated other comprehensive income. Foreign currency transaction gains or losses are reflected in the consolidated statement of operations in the period in which they are realized.
      (l) Earnings Per Share. Basic earnings per common share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings (loss) per common share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, inclusive of: vested and non-vested shares, granted under the OdysseyRe Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Company’s convertible debt to equity securities. Restricted shares, stock options or the effect of the conversion of the convertible debt and the related interest expense would not be included in the calculation of diluted earnings per common share, if the effect would be antidilutive. (See Note 6).
      (m) Stock Compensation Plans. In April 2002, the Company’s shareholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure” with respect to the 2002 Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, net income (loss) for the years ended December 31, 2005 and 2004 reflects stock-based compensation expense related to stock options granted in 2003 and subsequent. For stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. In December 2004, the Financial Accounting Standards Board issued SFAS 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25. The approach to account for share-based payments in SFAS 123R is similar to the approach described in SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. Pro forma disclosure of the impact of fair value of share-based payments is no longer an alternative to financial statement recognition. The Company adopted SFAS 123R, on a prospective basis, effective January 1, 2006. SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was approximately $1.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligations. Interest generally accrues on withheld funds in accordance with contract terms. Funds held by reinsureds is an account used to record an asset resulting from the ceding company, in accordance with the contractual terms, withholding a portion of the premium due the Company as a guarantee that the Company will meet its loss and other obligations.
      (p) Fixed Assets. Fixed assets, with a net book value of $10.3 million and $12.2 million as of December 31, 2006 and 2005, respectively, are included in other assets. Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Leasehold improvements	10 years or term of lease, if shorter
Electronic data processing equipment and furniture	5 years
Personal computers and software	3 years
      Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $5.0 million, $7.3 million and $5.1 million, respectively.

4.	Recent Accounting Pronouncements
      In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and clarifies SFAS 133 Implementation Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 also permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by the Company under SFAS 133. The fair value election to existing instruments on an instrument-by-instrument basis at the date of adoption and can be applied to new instruments on a prospective basis. SFAS 155 will be effective in fiscal years that begin after September 15, 2006. The Company expects to elect fair value measurement of hybrid financial instruments under SFAS 155 effective with its adoption on January 1, 2007. As of January 1, 2007, the Company will no longer bifurcate the embedded derivatives in its investments in convertible securities, changes in the fair value of the host instrument will be recorded as unrealized investment gains and losses, and changes in the fair value of the embedded derivative will be recorded as realized investment gains and losses. As of December 31, 2006, the fair value of the host instruments included in fixed income securities was $268.1 million and the fair value of embedded derivatives included in other invested assets was $15.1 million. Upon adopting SFAS 155, the Company will record a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, to retained earnings as of January 1, 2007. Subsequent to January 1, 2007, changes in the fair value of securities accounted for in accordance with SFAS 155 will be recorded in realized investment gains or losses.
      In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 15, 2006. The Company has completed an analysis of FIN 48 and does not expect any material effect on its consolidated financial statements.
      In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to define existing fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157, if any, on the Company’s financial position or results of operations.
      In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R)”. SFAS 158 requires, as of December 31, 2006, the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan, including pension plans, as an asset or liability in its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted the recognition provisions of SFAS 158. As a result of the adoption, the Company has recorded a one-time charge of $15.7 million to increase other liabilities, a $5.5 million deferred tax asset and a $10.2 million decrease to accumulated other comprehensive income on its balance sheet. In addition, SFAS 158 requires that, as of December 31, 2008, employers measure plan assets and liabilities as of the date of their financial statements. SFAS 158 does not require retrospective application.
      In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on evaluating a misstatement and determining its materiality using the iron curtain (balance sheet analysis) and rollover (income statement analysis) approaches, as well as correcting errors under the approaches and transition guidance. SAB 108 is effective for fiscal years ending on or after November 15, 2006. There was no effect to the Company’s consolidated financial statements resulting from the adoption of SAB 108.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for the Company beginning in the 2008 first quarter. The Company is evaluating the impact of the adoption of SFAS 159 on its consolidated financial statements.

5.	Business Combinations
      On November 15, 2004, the Company acquired Overseas Partners US Reinsurance Company (“Opus Re”), a reinsurance company domiciled in the state of Delaware, the name of which has been changed to Clearwater Select Insurance Company. The purchase price of $43.0 million, which was based on the fair value of the net assets of Opus Re at the date of acquisition, was comprised of $237.8 million of assets, principally investments, and $194.8 million of liabilities, principally unpaid losses and loss adjustment expense reserves. The Company recorded an intangible asset with an indefinite life of $5.8 million, which as of December 31, 2006 and 2005 was not impaired. There was no goodwill recognized related to the acquisition of Opus Re. Following the acquisition, Clearwater Select was contributed to Clearwater.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to the exchange, the Company’s interest in First Capital was consolidated in the Company’s financial statements. Following the exchange, the Company records its investment in Fairfax Asia in accordance with the equity method of accounting. Subsequent to the exchange, the results of First Capital, including its underwriting activity, are reflected in the Company’s investment income through its proportionate share of the net income of Fairfax Asia.

6.	Earnings Per Common Share
      Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period, adjusted for interest expense on the 4.375% convertible senior debentures, by the weighted-average number of common shares outstanding during the period, inclusive of: vested and non-vested shares granted under the OdysseyRe Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Company’s convertible debt to equity securities. Restricted shares, stock options or the effect of the conversion of the convertible debt and the related interest expense are not included in the calculation of dilutive earnings per common share, if the effect would be antidilutive.
      Net income (loss) per common share for the years ended December 31, 2006, 2005 and 2004 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share amounts):

	2006	2005	2004

Net income (loss)	$507,906	$(115,722)	$205,201
Preferred dividends	(8,257)	(1,944)	—

Net income (loss) available to common shareholders — basic	499,649	(117,666)	205,201
Interest on 4.375% convertible senior debentures, net of tax	1,603	—	3,128

Net income (loss) available to common shareholders — diluted	$501,252	$(117,666)	$208,329

Weighted average common shares outstanding — basic	68,975,743	65,058,327	64,361,535
Effect of dilutive shares:
4.375% convertible senior debentures	2,817,825	—	5,168,405
Stock options	146,584	—	167,620
Restricted shares	358,898	—	295,576

Total effect of dilutive shares	3,323,307	—	5,631,601

Weighted average common shares outstanding — diluted	72,299,050	65,058,327	69,993,136

Net earnings (loss) per common share:
Basic	$7.24	$(1.81)	$3.19
Diluted	6.93	(1.81)	2.98

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the year ended December 31, 2006, 140,153 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect. For the year ended December 31, 2005, the Company incurred a loss; therefore, all stock options, restricted stock awards and shares related to the 4.375% convertible senior debentures were excluded from the weighted average shares for diluted earnings per common share, due to the antidilutive effect during the year. Had a loss not been recorded, the Company would have evaluated the dilutive effect of 6,049,782 shares for the year ended December 31, 2005. For the year ended December 31, 2004, all outstanding stock options and restricted shares were dilutive, and were included in the calculation of diluted earnings per common share.

7.	Investments
      A summary of the Company’s investment portfolio as of December 31, 2006, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities:
United States government, government agencies and authorities	$2,613,336	$7,434	$103,398	$2,517,372
States, municipalities and political subdivisions	175,541	6,172	687	181,026
Foreign governments	435,927	8,638	3,113	441,452
All other corporate	322,852	40,794	1,916	361,730

Total fixed income securities	3,547,656	63,038	109,114	3,501,580

Common stocks, at fair value:
Banks, trusts and insurance companies	162,065	34,136	781	195,420
Industrial, miscellaneous and all other	386,073	26,120	—	412,193

Total common stocks, at fair value	548,138	60,256	781	607,613

Short-term investments, corporate and other	242,340	—	—	242,340
Cash and cash equivalents	2,061,796	—	—	2,061,796
Cash collateral for borrowed securities	242,096	—	—	242,096

Total	$6,642,026	$123,294	$109,895	$6,655,425

      Common stocks accounted for under the equity method of accounting were carried at $245.4 million as of December 31, 2006, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $4.1 million. Other invested assets, including amounts that were accounted for under the equity method of accounting, were carried at $165.2 million as of December 31, 2006, reflecting gross unrealized appreciation of $1.1 million and gross unrealized depreciation of $0.1 million.

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

      Common stocks accounted for under the equity method of accounting were carried at $567.0 million as of December 31, 2005, reflecting gross unrealized appreciation of $199.0 million and gross unrealized depreciation of $4.0 million. Other invested assets, including amounts that were accounted for under the equity method of accounting, were carried at $238.1 million as of December 31, 2005, reflecting gross unrealized appreciation of $5.8 million and gross unrealized depreciation of $2.1 million.
      The fair values of fixed income securities and common stocks are based on the quoted market prices of the investments as of the close of business on December 31 of the respective years.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Fixed Income Maturity Schedule
      The amortized cost and fair value of fixed income securities as of December 31, 2006, by contractual maturity, are shown below (in thousands).

	Amortized		% of Total
	Cost	Fair Value	Fair Value

Due in one year or less	$41,437	$43,279	1.2%
Due after one year through five years	1,070,312	1,080,485	30.9
Due after five years through ten years	558,059	566,122	16.2
Due after ten years	1,877,848	1,811,694	51.7

Total fixed income securities	$3,547,656	$3,501,580	100.0%

      Actual maturities may differ from the contractual maturities shown in the table above due to the existence of call or put options. In the case of securities containing call options, the actual maturity will be the same as the contractual maturity if the issuer elects not to exercise its call option. Total securities subject to the call option represent approximately 3% of the total fair value. In the case of securities containing put options, the actual maturity will be the same as the contractual maturity if the Company elects not to exercise its put option. Total securities containing the put option represent approximately 4% of the total fair value.

(b)	Net Investment Income and Realized Gains (Losses)
      The following table sets forth the components of net investment income for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004

Interest on fixed income securities	$141,763	$131,570	$125,326
Dividends on common stocks, at fair value	15,210	13,638	13,766
Net income of common stocks, at equity	181,327	20,214	14,222
Interest on cash and short-term investments	122,531	54,567	19,623
Other invested assets	56,577	27,829	21,910

Gross investment income	517,408	247,818	194,847
Less: investment expenses	21,022	8,980	10,484
Less: interest on funds held under reinsurance contracts	9,267	18,746	20,115

Net investment income	$487,119	$220,092	$164,248

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components of net realized investment gains and losses for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004

Fixed income securities:
Realized investment gains	$49,798	$111,813	$55,899
Realized investment losses	19,393	29,816	2,352

Net realized investment gains	30,405	81,997	53,547

Preferred stock:
Realized investment gains	—	26	—
Realized investment losses	—	—	—

Net realized investment gains	—	26	—

Equity securities:
Realized investment gains	222,355	98,506	94,840
Realized investment losses	47,006	33,879	2,425

Net realized investment gains	175,349	64,627	92,415

Derivative securities:
Realized investment gains	18,582	33,360	25,757
Realized investment losses	121,704	72,168	52,867

Net realized investment losses	(103,122)	(38,808)	(27,110)

Other securities:
Realized investment gains	130,290	23,104	19,450
Realized investment losses	43,793	71,080	16,278

Net realized investment gains (losses)	86,497	(47,976)	3,172

Total realized investment gains:
Realized investment gains	421,025	266,809	195,946
Realized investment losses	231,896	206,943	73,922

Net realized investment gains	$189,129	$59,866	$122,024

      Included in gross realized investment losses for the years ended December 31, 2006 and 2005 are $28.1 million and $54.9 million, respectively, related to realized investment losses on the other-than-temporary write-down of fixed income, equity and other investments. The amount for 2006 reflects $8.1 million attributable to other invested assets and a $2.9 million and $17.1 million write-down on fixed income and equity securities, respectively. The amount for 2005 reflects $17.9 million attributable to fixed income securities, $17.6 million related to equity securities and $19.4 million attributable to other securities. The Company did not recognize any other-than-temporary write-down of investments for the year ended December 31, 2004.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Unrealized Appreciation (Depreciation)
      The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004

Fixed income securities	$4,670	$(54,102)	$24,044
Equity securities	(129,180)	110,298	(12,361)
Other invested assets	(2,813)	1,713	2,243

Change in unrealized net appreciation of investments	(127,323)	57,909	13,926
Provision for deferred income taxes	44,563	(20,268)	(4,874)

Net change in unrealized net appreciation of investments	$(82,760)	$37,641	$9,052

      The Company reviews, on a quarterly basis, its investment portfolio for declines in value, and specifically considers securities with market values that have declined to less than 80% of their cost or amortized cost at the time of review. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment, but rather a temporary decline in value. Temporary declines in investments will be recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If the Company determines that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized loss will be recorded in the Company’s consolidated statements of operations.
      In assessing the value of the Company’s debt and equity securities held as investments and possible impairments of such securities, the Company reviews (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information the Company may consider relevant. In addition, the Company considers its ability and intent to hold the security to recovery when evaluating possible impairments.
      The facts and circumstances involved in making a decision regarding an other-than-temporary-impairment are those that exist at that time. Should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, the Company will recognize the impairment, by reducing the cost or amortized cost of the investment to its fair value, recording a realized investment loss in its consolidated statement of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, the Company will record a gain or loss based on the adjusted cost or amortized cost of the investment.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables reflect the fair value and gross unrealized depreciation of the Company’s fixed income securities and common stocks, at fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized depreciation position, as of December 31, 2006 and December 31, 2005 (in thousands):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2006	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,167,570	$(13,236)	15	$1,264,244	$(90,162)	39	$2,431,814	$(103,398)	54
States, municipalities and political subdivisions	38,785	(168)	4	37,507	(519)	11	76,292	(687)	15
Foreign governments	282,170	(3,113)	12	—	—	—	282,170	(3,113)	12
Corporate	—	—	—	491	(9)	1	491	(9)	1

Total investment grade	1,488,525	(16,517)	31	1,302,242	(90,690)	51	2,790,767	(107,207)	82
Fixed income securities non-investment grade, corporate	7,399	(295)	3	62,073	(1,612)	2	69,472	(1,907)	5

Total fixed income securities	1,495,924	(16,812)	34	1,364,315	(92,302)	53	2,860,239	(109,114)	87
Common stocks, at fair value	—	—	—	13,797	(781)	1	13,797	(781)	1

Total temporarily impaired securities	$1,495,924	$(16,812)	34	$1,378,112	$(93,083)	54	$2,874,036	$(109,895)	88

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2005	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,071,890	$(32,947)	40	$395,707	$(15,955)	6	$1,467,597	$(48,902)	46
States, municipalities and political subdivisions	46,336	(317)	10	21,646	(558)	5	67,982	(875)	15
Foreign governments	997	(4)	1	—	—	—	997	(4)	1
Corporate	299	—	1	487	(10)	1	786	(10)	2

Total investment grade	1,119,522	(33,268)	52	417,840	(16,523)	12	1,537,362	(49,791)	64
Fixed income securities non-investment grade, corporate	224,892	(30,536)	27	136,064	(20,205)	8	360,956	(50,741)	35

Total fixed income securities	1,344,414	(63,804)	79	553,904	(36,728)	20	1,898,318	(100,532)	99
Common stocks, at fair value	167,374	(16,580)	9	137,429	(17,103)	2	304,803	(33,683)	11

Total temporarily impaired securities	$1,511,788	$(80,384)	88	$691,333	$(53,831)	22	$2,203,121	$(134,215)	110

      The Company believes the gross unrealized depreciation is temporary in nature and has not recorded a realized investment loss in its statement of operations related to these securities. Given the size of its investment portfolio and capital position, the Company has the ability and intent to hold these securities until the fair value recovers to its original cost.

(d)	Common Stocks, at Equity
      Common stocks, at equity, totaled $245.4 million as of December 31, 2006, compared to $567.0 million as of December 31, 2005. The following table shows the components of common stocks, at equity, as of December 31, 2006 and 2005 (in thousands):

	2006	2005

HWIC Asia Fund, Class A Shares	$—	$371,895
Hub International Limited	95,993	54,548
Fairfax Asia Limited	47,545	46,405
TRG Holding Corporation	79,859	75,580
Advent Capital (Holdings) PLC	19,718	16,014
MFXchange Holdings Inc.	1,926	2,210
Other common stock	375	344

Total common stock, at equity	$245,416	$566,996

      For common stocks, at equity, as of December 31, 2006, the relative ownership held by the Company is: Hub International Limited (26.1% owned by Fairfax, which includes 13.3% owned by the Company), Fairfax Asia Limited (100% owned by Fairfax, which includes a 29.5% economic interest owned by the Company), TRG Holding Corporation (100% owned by Fairfax, which includes 13.0% owned by the Company), Advent Capital (Holdings) PLC (44.5% owned by Fairfax, which includes 8.1% owned by the Company) and

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MFXchange Holdings Inc. (“MFX”) (100% owned by Fairfax, which includes 7.4% owned by the Company). Common stocks, at equity, and certain other invested assets, are recorded under the equity method of accounting based on the Company’s proportionate share of income or loss and changes in shareholders’ equity of the investee. Due to the timing of when financial information is reported by investees, results attributable to the investments are generally reported by the Company on a one month or one quarter lag. Dividends received by the Company from these entities were $6.0 million, $6.0 million, and $6.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. The Company routinely evaluates the carrying value of these investments by reviewing, among other things, each investee’s current and expected operating performance and current and historical trading values of the issuer’s securities, where applicable.
      During 2006, the Company redeemed its interest in HWIC Asia, an investment vehicle that primarily invests in public foreign equities, resulting in a realized gain of $75.1 million. HWIC Asia had been reflected in the Company’s consolidated financial statements in accordance with the equity method of accounting since the second quarter of 2005. The carrying value of investments reflected in the value of HWIC Asia is established at their fair value based on quoted market prices. In accordance with the equity method of accounting, interest and dividend income, and realized gains and losses of HWIC Asia are included in net investment income. Prior to the redemption of HWIC Asia, the net amount of unrealized appreciation or depreciation of the Company’s proportional interest in investments held by HWIC Asia, net of applicable deferred income taxes, was reflected in the Company’s shareholders’ equity in accumulated other comprehensive income. The Company recorded unrealized appreciation, net of deferred income taxes, of $112.2 million as of December 31, 2005 related to its interest in HWIC Asia.
      The following table reflects the effect of the Company’s redemption of HWIC Asia shares during the year ended December 31, 2006 (in thousands):

Year Ended
December 31,
2006

Shares redeemed	6,016
Consideration	$424,372
Realized gain, pre-tax	$75,149
      The Company’s equity in the net income of HWIC Asia is included in pre-tax net investment income and is comprised of the following items for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Equity in net investment income of HWIC Asia	$1,061	$5,069	$4,866
Equity in net realized capital gains of HWIC Asia	167,646	27,906	1,377

Equity in net income of HWIC Asia, before taxes	$168,707	$32,975	$6,243

      Including realized investment gains of $75.1 million for the year ended December 31, 2006, related to the redemption of HWIC Asia shares, total realized investment gains from the Company’s interest in HWIC Asia were $242.8 million, $27.9 million and $1.4 million, pre-tax for the years ended December 31, 2006, 2005 and 2004, respectively.
      A summary of HWIC Asia’s financial information, and the Company’s proportionate share of HWIC Asia as of August 16, 2006, the date of the Company’s redemption of HWIC Asia, and December 31, 2005, and for the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period January 1, 2006 through August 16, 2006 and the years ended December 31, 2005 and 2004, follows (in thousands):

	Investee Financial Statements		Company Share

	August 16,	December 31,	August 16,	December 31,
	2006	2005	2006	2005

Invested assets	$121,460	$661,817	$48,075	$371,902
Total assets	121,482	661,872	48,083	371,933
Total liabilities	61	69	24	39

Net assets	$121,421	$661,803	$48,059	$371,894

	Investee Financial Statements			Company Share

	January 1	Year Ended		January 1	Year Ended
	through	December 31,		through	December 31,
	August 16,			August 16,
	2006	2005	2004	2006	2005	2004

Total revenues	$373,318	$61,068	$12,001	$169,829	$34,511	$7,004
Total expenses	1,407	2,463	1,219	1,122	1,536	761

Net income	$371,911	$58,605	$10,782	$168,707	$32,975	$6,243

      The aggregate of the Company’s equity investees’ summarized financial information, and the Company’s proportionate share thereof, as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, follows (in thousands):

	Investee Financial Statements		Company Share

	December 31,		December 31,

	2006	2005	2006	2005

Invested assets	$1,500,883	$2,002,263	$226,114	$619,284
Total assets	3,013,571	3,214,896	455,599	825,606
Total liabilities	1,445,099	1,375,939	210,183	258,612

Net assets	$1,568,472	$1,838,957	$245,416	$566,994

	Investee Financial Statements			Company Share

	Year Ended December 31,			Year Ended December 31,

	2006	2005	2004	2006	2005	2004

Total revenues	$1,054,178	$621,542	$460,539	$290,492	$147,640	$80,045
Total expenses	590,665	633,201	424,199	109,165	127,426	65,823

Net income	$463,513	$(11,659)	$36,340	$181,327	$20,214	$14,222

      Due to the timing of when financial information is reported by equity investees, results attributable to these investments are generally reported in the Company’s consolidated financial statements on a one month or one quarter lag.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Other Invested Assets
      Other invested assets totaled $165.2 million as of December 31, 2006, compared to $238.1 million as of December 31, 2005. The following table shows the components of other invested assets as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Hedge funds, at equity	$40,333	$43,904
Private equity partnerships, at equity	22,767	24,387
Mutual funds, at fair value	26,421	35,978
Derivatives, at fair value	53,355	99,122
Benefit plan funds, at fair value	15,641	13,222
Other investments	6,730	21,480

Total other invested assets	$165,247	$238,093

      Many of the Company’s hedge fund and private equity investments are subject to restrictions on redemptions or sales, which are determined by the governing documents thereof, and limit the Company’s ability to liquidate these investments in the short term. Due to a time lag in reporting by a majority of hedge fund and private equity fund managers, valuations for these investments are reported by OdysseyRe on a one month or one quarter lag. Income from hedge funds and private equity investments included in net investment income totaled $29.3 million, $15.6 million and $15.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. With respect to the Company’s $22.8 million in private equity partnerships included in other invested assets as of December 31, 2006, the Company has commitments that may require additional funding of up to $23.1 million over the next four years. Interest and dividend income, and realized and unrealized gains and losses of hedge funds and private equity partnerships are generally included in net investment income. Other invested assets include $6.7 million related to the Company’s investment in O.R.E Holdings Limited, which is net of a other-than-temporary write-down of $9.9 million, of which $7.5 million and $2.4 million was recognized during the years ended December 31, 2006 and 2005, respectively.
      As of December 31, 2006, the Company’s holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. The Company routinely evaluates the carrying values of these investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments. As a result of this review, the Company recognized an other-than-temporary write-down of $17.0 million for the year ended December 31, 2005 related to this loan. In addition, a collateral loan, which had a value of $7.3 million as of December 31, 2005, was fully paid during 2006. As of December 31, 2005, the Company’s holdings consisted of these two collateral loans totaling $7.3 million. These collateral loans, which are included in other investments, were valued at their unpaid principal balances, reduced by amounts recorded as an other-than-temporary impairments.

(f)	Derivative Investments and Short Sales
      The Company uses credit default swaps, total return swaps, interest rate swaps, call option contracts and short sales to manage against adverse changes in the values of assets and liabilities.
      In the third quarter of 2004, the Company sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. In order to reduce the margin maintenance requirements for these short positions, the Company replaced the short positions with total return swaps, which had aggregate notional amounts of $581.4 million and $451.8 million as of December 31, 2006 and December 31, 2005, respectively. The margin maintenance requirement related to the total return swaps was $10.5 million and $96.4 million as of December 31, 2006 and

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005, respectively. During the year ended December 31, 2006, total return swap contracts with an aggregate notional amount of $969.8 million expired at a net realized loss of $73.0 million. These total return swap contracts were replaced by total return swap contracts with an aggregate notional amount of $1,099.4 million. The swap transactions terminate during the first half of 2007. As of December 31, 2006 and December 31, 2005, the Company has provided $52.1 million and $104.3 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other liabilities and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the twelve months ended December 31, 2006, 2005 and 2004, the net change in the fair value of the swap transactions resulted in a net realized loss of $73.5 million, $11.8 million and $44.9 million, respectively.
      In connection with the swap transactions, the Company owns SPDRs and XLF index call options at a cost of $9.4 million and $13.6 million, respectively, with a strike price of approximately 99.8% and 120.0% of the notional amount of the swap transactions as of December 31, 2006 and December 31, 2005, respectively. During the year ended December 31, 2006, call options, with a notional amount of $789.0 million, expired at a net realized loss of $7.2 million. These call options were replaced with call options purchased for $11.8 million and having a notional amount of $830.2 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. Our maximum potential loss on the swap and option transactions was $0.9 million and $90.4 million as of December 31, 2006 and December 31, 2005, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the year ended December 31, 2006, 2005 and 2004, the net change in the fair value of these call options resulted in a net realized loss of $0.4 million, $10.6 million and, a net realized gain of $6.7 million, respectively.
      In addition, as of December 31, 2006 and 2005, the Company had sold short $115.3 million and $83.5 million, respectively, primarily equity securities, for which it recorded a liability equal to the underlying fair value of the securities of $119.8 million and $82.5 million, respectively. A net realized gain of $3.0 million and $4.3 million for the years ended December 31, 2006 and 2005, respectively, and a net realized loss of $13.3 million for the year ended December 31, 2004 were recognized in the Company’s statements of operations. As of December 31, 2006 and 2005, the Company provided cash and fixed income securities of $208.6 million and $161.7 million, respectively, as collateral for the borrowed securities. The Company’s net investment income for the years ended December 31, 2006, 2005 and 2004 was reduced by $7.2 million, $5.0 million and $2.7 million, respectively, related to dividend and interest payments associated with the borrowed securities.
      In connection with the short sales described above, the Company purchased a SPDR call option as protection against a decline in the value of the short positions, at a cost of $0.4 million. The call option is recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the years ended December 31, 2006 and 2005, the net change in the fair value of the call option resulted in a net realized loss of $0.1 million and $1.2 million respectively, and a net realized gain of $0.4 million for the year ended December 31, 2004.
      The Company has purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, the Company agrees to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $75.6 million as of December 31, 2006 and 2005, and the fair value was $13.5 million and $36.2 million, as of December 31, 2006 and 2005, respectively. The notional amount of the credit default swaps was $3.3 billion as of December 31, 2006 and 2005. The net change in the fair value of the credit default swaps

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulted in a net realized loss of $22.6 million, $36.2 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
      The Company purchases interest rate options from time to time to protect it from movements in interest rates. During the first quarter of 2006, the Company purchased a 20-year swaption contract with a notional amount of $550.0 million, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. This contract replaced a 10-year swaption with the notional amount of $1.0 billion, initially purchased during the second quarter of 2005, which was closed during the first quarter of 2006 for consideration of $4.1 million, resulting in a realized loss of $1.7 million. The swaption gives the Company the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $550.0 million. The cost of the swaption was $9.6 million. This contract was closed and not replaced, during the third quarter of 2006 for consideration of $8.2 million resulting in a realized loss of $1.4 million.
      The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time or at a series of prices and times. The total cost of the warrants was $6.2 million and $7.0 million, and the fair value was $7.5 million and $11.9 million as of December 31, 2006 and 2005, respectively. The notional amount of the warrants was $189.7 million and $219.2 million as of December 31, 2006 and 2005, respectively. Warrants, which are included in other invested assets, are recorded at fair value with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. As of December 31, 2006, 2005 and 2004, the net change in the fair value of the warrants resulted in a net realized loss of $4.4 million and a net realized gain of $6.9 million and $6.1 million, respectively.
      The Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date of fixed income securities or convert fixed income securities to equity securities. The par value and the imputed cost of the options on these securities were $289.8 million and $19.6 million as of December 31, 2006, respectively, and $385.2 million and $33.1 million as of December 31, 2005, respectively. The options are recorded at fair value of $15.1 million and $34.9 million as of December 31, 2006 and 2005, respectively, in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the years ended December 31, 2006, 2005 and 2004, the change in the fair value of the options resulted in a realized gain of $1.1 million, $21.0 million and $9.2 million, respectively.
      Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is represented by the fair value of the derivative instruments.

(g)	Restricted Assets
      The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of December 31, 2006, restricted assets totaled $1.1 billion, with $738.3 million included in fixed income securities and the remaining balance of $370.7 million included in short term investments, cash and cash equivalents. Of the $1.1 billion held in restricted assets, $209.9 million was held for foreign regulatory requirements, which included $86.5 million in fixed income securities and the remaining balance of $123.4 million held in short term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accumulated Other Comprehensive Income
      The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the years ending December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Beginning balance of accumulated other comprehensive income	$119,039	$122,218	$99,403

Beginning balance of unrealized net appreciation on securities	106,137	68,496	59,444
Ending balance of unrealized net appreciation on securities	23,377	106,137	68,496

Current period change in unrealized net appreciation on securities	(82,760)	37,641	9,052

Beginning balance of foreign currency translation adjustments	14,107	54,947	41,181
Ending balance of foreign currency translation adjustments	13,447	14,107	54,947

Current period change in foreign currency translation adjustments	(660)	(40,840)	13,766

Beginning balance of minimum pension liability	(1,205)	(1,225)	(1,222)
Ending balance of minimum pension liability	(1,259)	(1,205)	(1,225)

Current period change of minimum pension liability	(54)	20	(3)

Other comprehensive income (loss)	(83,474)	(3,179)	22,815

Effect of a change in accounting due to the adoption of SFAS 158 (Note 19)	(10,236)	—	—

Ending balance of accumulated other comprehensive income	$25,329	$119,039	$122,218

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of comprehensive income (loss) for the years ending December 31, 2006, 2005 and 2004 are shown in the following table (in thousands):

	2006	2005	2004

Net income (loss)	$507,906	$(115,722)	$205,201

Other comprehensive income (loss), before tax:
Unrealized net appreciation on securities arising during the period	26,550	125,801	73,404
Reclassification adjustment for realized gains included in net income (loss)	(153,873)	(67,892)	(59,478)
Foreign currency translation adjustments	(1,015)	(62,831)	21,178
Minimum pension liability	(84)	30	(5)

Other comprehensive income (loss), before tax	(128,422)	(4,892)	35,099

Tax benefit (expense):
Unrealized net appreciation on securities arising during the period	(9,292)	(44,030)	(25,691)
Reclassification adjustment for realized gains included in net income (loss)	53,855	23,762	20,817
Foreign currency translation adjustments	355	21,991	(7,412)
Minimum pension liability	30	(10)	2

Total tax benefit (expense)	44,948	1,713	(12,284)

Other comprehensive income (loss), net of tax	(83,474)	(3,179)	22,815

Comprehensive income (loss)	$424,432	$(118,901)	$228,016

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Gross unpaid losses and loss adjustment expenses, beginning of year	$5,117,708	$4,224,624	$3,399,535
Less: ceded unpaid losses and loss adjustment expenses, beginning of year	1,206,785	1,052,733	1,028,090

Net unpaid losses and loss adjustment expenses, beginning of year	3,910,923	3,171,891	2,371,445

Add: Acquisition and disposition of net unpaid losses and loss adjustment expenses	—	—	77,074

Add: Losses and loss adjustment expenses incurred related to:
Current year	1,344,322	1,888,946	1,441,086
Prior years	139,875	172,665	190,020

Total losses and loss adjustment expenses incurred	1,484,197	2,061,611	1,631,106

Less: Paid losses and loss adjustment expenses related to:
Current year	251,254	380,767	300,273
Prior years	787,311	913,684	632,373

Total paid losses and loss adjustment expenses	1,038,565	1,294,451	932,646

Effects of exchange rate changes	46,585	(28,128)	24,912

Net unpaid losses and loss adjustment expenses, end of year	4,403,140	3,910,923	3,171,891
Add: ceded unpaid losses and loss adjustment expenses, end of year	739,019	1,206,785	1,052,733

Gross unpaid losses and loss adjustment expenses, end of year	$5,142,159	$5,117,708	$4,224,624

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of December 31, 2006. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.
      The Company is exposed to losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The loss estimates for these events represent the Company’s best estimate based on the most recent information available. The Company uses various approaches in estimating its loss, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual losses may exceed the Company’s estimated

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
losses, potentially resulting in adverse effects to the Company’s financial results. The extraordinary nature of these losses, including potential legal and regulatory implications, creates substantial uncertainty and complexity in estimating these losses. Considerable time may elapse before the adequacy of the Company’s estimates can be determined.
      Losses and loss adjustment expenses incurred related to the current year were $1,344.3 million, $1,888.9 million and $1,441.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The higher current year losses and loss adjustment expenses in 2005 were principally related to catastrophe events. For the years ended December 31, 2006, 2005 and 2004, current year catastrophe events were $34.9 million, $537.9 million and $138.8 million, respectively.
      For the year ended December 31, 2005, the total catastrophe losses of $537.9 million include net losses and loss adjustment expenses of $445.9 million, net of reinsurance of $241.1 million, related to Hurricanes Katrina, Rita and Wilma, which occurred during the third and fourth quarters of 2005. In addition, for the year ended December 31, 2005, the Company incurred losses of $25.6 million related to Windstorm Erwin. For the year ended December 31, 2006, the loss estimates for Hurricanes Katrina, Rita and Wilma were increased by $49.4 million (11.1% of 2005 estimate) principally attributable to unexpected loss emergence in 2006 on marine and Florida proportional property accounts and due to the triggering of industry loss warranty contracts written by the Company resulting from deterioration in industry-wide Wilma loss estimates.
      For the year ended December 31, 2004, the total catastrophe losses of $138.8 million include net losses and loss adjustment expenses of $93.4 million, net of reinsurance of $77.8 million, related to the 2004 Florida Hurricanes. For the years ended December 31, 2006 and 2005, incurred loss estimates for the 2004 Florida Hurricanes were increased $2.0 million and $3.4 million due to unexpected loss emergence during these years.
      Losses and loss adjustment expenses incurred related to prior years were $139.9 million, $172.7 million and $190.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Prior period losses and loss adjustment expenses for the year ended December 31, 2006 include $42.6 million related to 2005 and prior catastrophe activity, principally related to greater than expected emergence in 2006 on Hurricanes Katrina, Rita and Wilma discussed above. In addition, prior period losses and loss adjustment expenses for the year ended December 31, 2006 for asbestos were increased $27.1 million due to greater than expected emergence during the year. The remaining amount of prior period losses of $70.2 million in 2006 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations during the year on U.S. casualty classes of business written in 2001 and prior. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations during the year on business written in more recent years. Prior period losses and loss adjustment expenses for the year ended December 31, 2005 include $15.0 million related to 2004 and prior catastrophe activity, principally related to greater than expected emergence in 2005 on the 2004 Florida Hurricanes, and the Indonesian earthquake and resulting tsunami and Typhoon Songda. In addition, prior period losses and loss adjustment expenses for the year ended December 31, 2005 for asbestos increased $41.2 million due to greater than expected loss emergence in the year. The remaining amount of prior period losses of $116.5 million in 2005 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations during the year on U.S. casualty classes of business written in 2001 and prior. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations during the year on business written in more recent years. Prior period losses and loss adjustment expenses for the year ended December 31, 2004 include $7.6 million related to 2003 and prior catastrophe activity, principally related to greater than expected emergence in 2004 on the Mexican floods, Typhoon Maemi, and the Algerian earthquake, each of which occurred in 2003. In addition, prior period losses and loss adjustment expenses for the year ended December 31, 2004 for asbestos were increased $30.0 million due to greater than expected loss emergence during the year. The remaining amount of prior period losses of $152.4 million in 2004 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations during the year on U.S. casualty classes of business written in 2001 and prior. This increase was partially offset by reduced loss estimates due to

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loss emergence lower than expectations during the year on environmental pollution and business written in more recent years.
      The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2003. Reserves reported at the discounted value were $134.2 million and $126.1 million as of December 31, 2006 and 2005, respectively. The amount of case reserve discount was $64.9 million and $61.1 million as of December 31, 2006 and 2005, respectively. The amount of incurred but not reported reserve discount was $30.2 million and $29.2 million as of December 31, 2006 and 2005, respectively.

10.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Gross unpaid asbestos and environmental losses and loss adjustment expenses as of December 31, 2006 were $344.7 million, representing 6.7% of total gross unpaid losses and loss adjustment expenses. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of Company and external trends in reported loss and claim payments.
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
      Several additional factors have emerged in recent years regarding asbestos exposure that further compound the difficulty in estimating ultimate losses for this exposure. These factors include: (i) continued growth in the number of claims filed due to an increasingly aggressive plaintiffs’ bar; (ii) an increase in claims involving defendants formerly regarded as peripheral; (iii) growth in the use of bankruptcy filings by companies as a result of asbestos liabilities, which companies in some cases attempt to resolve asbestos liabilities in a manner that is prejudicial to insurers; (iv) the concentration of claims in states with laws or jury pools particularly favorable to plaintiffs; and (v) the potential that states or the federal government may enact legislation on asbestos litigation reform.
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of reinsurance, for the years ended December 31, 2006, 2005 and 2004, is set forth in the table below (in thousands):

	2006	2005	2004

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$274,724	$242,151	$216,070
Add: Gross losses and loss adjustment expenses incurred	62,460	54,212	54,197
Less: Gross calendar year paid losses and loss adjustment expenses	28,437	21,639	28,116

Gross unpaid losses and loss adjustment expenses, end of year	$308,747	$274,724	$242,151

Net unpaid losses and loss adjustment expenses, beginning of year	$119,268	$82,710	$52,747
Add: Net losses and loss adjustment expenses incurred	27,127	41,165	29,963
Less: Net calendar year paid losses and loss adjustment expenses	(42,620)	4,607	—

Net unpaid losses and loss adjustment expenses, end of year	$189,015	$119,268	$82,710

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$40,420	$29,898	$33,321
Add: Gross losses and loss adjustment expenses incurred	(628)	9,748	2,741
Less: Gross calendar year paid losses and loss adjustment expenses	3,857	(774)	6,164

Gross unpaid losses and loss adjustment expenses, end of year	$35,935	$40,420	$29,898

Net unpaid losses and loss adjustment expenses, beginning of year	$13,522	$16,251	$37,398
Add: Net losses and loss adjustment expenses incurred	(2,170)	(846)	(21,147)
Less: Net calendar year paid losses and loss adjustment expenses	(15,393)	1,883	—

Net unpaid losses and loss adjustment expenses, end of year	$26,745	$13,522	$16,251

      Net losses and loss adjustment expenses incurred for asbestos claims increased $27.1 million for the year ended December 31, 2006. Included in this increase is a net reserve increase of $40.6 million, a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million related to the commutation of this agreement. Also as a result of this commutation, net reserves were increased by $49.9 million and net paid losses were decreased by $63.4 million.
      Net losses and loss adjustment expenses incurred for environmental claims decreased $2.2 million for the year ended December 31, 2006. Included in this reduction is a net reserve decrease of $0.3 million, a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement. Also as a result of this commutation, net reserves were increased by $17.3 million and net paid losses were decreased by $19.2 million.
      The Company’s survival ratio for asbestos and environmental related liabilities as of December 31, 2006 is 11 years. The Company’s underlying survival ratio for asbestos related liabilities is 11 years and for environmental related liabilities is 18 years. The survival ratio represents the asbestos and environmental reserves,

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net of reinsurance, on December 31, 2006, divided by the average paid asbestos and environmental claims for the last three years of $19.3 million which are net of reinsurance but prior to amounts subject to cession to the 1995 Stop Loss Agreement.

11.	Reinsurance and Retrocessions
      The Company utilizes retrocessional agreements principally to reduce and spread the risk of loss on its insurance and reinsurance business and to limit its exposure to multiple claims arising from a single occurrence. There is a credit risk with respect to reinsurance, which would become an ultimate liability of the Company in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements in force. Reinsurance recoverables are recorded as assets and a reserve for uncollectible reinsurance recoverables is established, based on the Company’s evaluation of each retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts for the years ended December 31, 2006, 2005 and 2004 follow (in thousands):

	2006	2005	2004

Premiums Written
Direct	$712,149	$763,270	$702,127
Add: assumed	1,623,593	1,863,650	1,948,648
Less: ceded	174,807	325,251	288,970

Net	$2,160,935	$2,301,669	$2,361,805

Premiums Earned
Direct	$728,949	$737,165	$697,998
Add: assumed	1,706,589	1,873,119	1,936,377
Less: ceded	209,712	333,464	300,864

Net	$2,225,826	$2,276,820	$2,333,511

      The total amount of reinsurance recoverable on paid and unpaid losses as of December 31, 2006 and 2005 was $798.8 million and $1,347.7 million, respectively. The Company has established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and the Company’s assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of December 31, 2006 and 2005 was $42.5 million and $30.9 million, respectively, and has been netted against reinsurance recoverables on loss payments in the consolidated balance sheets. The Company has also established a reserve for potentially uncollectible assumed reinsurance balances of $1.9 million and $6.3 million as of December 31, 2006 and 2005, respectively, which has been netted against premiums receivable.
      The Company’s reinsurance protection, which covered certain amounts of its 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $71.8 million, resulting in a commutation loss of $5.5 million, pre-tax, for the year ended December 31, 2006. The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, the Company paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, the Company accounted for the 1995 Stop

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of $97.0 million in the aggregate had been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain had been amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, the Company has utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. The Company ceded losses of $17.5 million to the 1995 Stop Loss Agreement in each of the years ended December 31, 2005 and 2004, resulting in income of $11.3 million ($7.3 million after tax) and $8.7 million ($5.7 million after tax) for the years ended December 31, 2005 and 2004, respectively. There were no cessions to this agreement in 2006. The Company received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by the Company, it is included as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. In connection with the receipt of this cash, for the three months ended March 31, 2006, the Company has recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and loss adjustment expenses.
      For the years ending December 31, 2001 and prior, the Company utilized whole account aggregate excess of loss retrocessional coverage (“Whole Account Excess of Loss Agreements”) to manage its exposures, including catastrophic occurrences and the potential accumulation of exposures. As further discussed below, during the second quarter of 2006, the Company commuted certain whole account excess of loss agreements. In addition, Whole Account Excess of Loss Agreements were purchased covering underwriting years 2002 through 2004 though no losses were ceded to these coverages. In each calendar year, the Company has the ability to cede losses attributable to certain prior periods to the Whole Account Excess of Loss Agreements to the extent there are limits remaining for the period. These agreements cover business written or incepting during a defined period of time (underwriting year), which is typically twelve months, or in other cases, business earned during a defined period of time (accident year). The Whole Account Excess of Loss Agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. All of these Whole Account Excess of Loss Agreements covering underwriting and accident years have been commuted except for two agreements covering underwriting years 2000 and 2001. Loss cession limits on these two covers still outstanding have been fully utilized as of December 31, 2005. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a composite ratio (the sum of the commission and loss ratios), or in some agreements a loss ratio, in excess of a specified attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid, net of commission, by the Company is calculated based on a contractual fixed rate that is applied to the total premiums covered by the retrocession agreements. Each agreement includes a provision for additional premium, subject to a maximum, based on the amount of loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by the Company.
      In each calendar year, subject to certain limits, the Company has the ability to cede losses that are attributable to the covered period until all applicable losses are paid and settled, which is typically several years beyond the covered period, or until the contract is terminated by the Company. The ability of the Company to cede losses in any given calendar year that are attributable to prior periods will depend on the nature of the risk which generated the loss, the time period from which the losses originate and whether there are limits remaining covering the subject period. Losses attributable to prior periods are ceded to the treaties and recorded in the period in which they are ceded. Additional premiums, if any, are determined and recorded in the period when losses are ceded. When additional premiums are due, the interest on the funds attributable to the additional premiums ceded is typically calculated based on the inception period of the contract and the cumulative interest expense is recognized in the period when additional premiums are due. As of December 31, 2006, the limits for the other retrocessional agreements have been fully utilized or commuted.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the second quarter of 2006, the Company commuted certain Whole Account Excess of Loss Agreements for total consideration of $80.6 million through the settlement of funds held under reinsurance contracts and the receipt of cash from the reinsurer, net of the settlement of outstanding commissions receivable. During the second quarter of 2006, the commutation of these contracts decreased the Company’s paid and unpaid reinsurance recoverables by $71.0 million, resulting in a commutation gain of $9.5 million. This commutation covered all outstanding Whole Account Excess of Loss Agreements applicable to underwriting and accident years 1999 and prior, as well as the reinsurer’s participation on underwriting years 2000 and 2001.
      In addition to the Whole Account Excess of Loss Agreements, the Company entered into a three-year aggregate excess of loss reinsurance contracts protecting its United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified the Company for losses in excess of an annual retention, subject to an annual limit of liability. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of the Company’s total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. The Company maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for each of 1999 and 2000. A minimum interest credit was applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. During December 2006, the Company entered into a commutation and release agreement related to this contract, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, a pre-tax loss of $1.4 million was recognized. Additionally, reinsurance recoverables have been reduced by $16.1 million for the year ended December 31, 2006.
      The income (loss) before income taxes reflected in the Company’s statements of operations related to the Company’s Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreement, including the effect of commutations, for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Ceded earned premium	$(1,695)	$(13,921)	$(6,603)
Ceded acquisition costs	1,500	5,262	2,696
Ceded losses and loss adjustment expenses	8,287	18,725	5,611

Net underwriting income	8,092	10,066	1,704
Interest expense	(8,696)	(18,702)	(20,097)

Loss before income taxes	$(604)	$(8,636)	$(18,393)

      The Company has recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $571 thousand, $372 thousand and $18 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As indicated by the table above, for the years ended December 31, 2006, 2005 and 2004, the Company ceded $8.3 million, $18.7 million and $5.6 million, respectively, of losses and LAE, primarily to the 2001 aggregate excess of loss treaty. The increases in losses ceded to the Company’s Whole Account and Facultative Excess of Loss Agreements, for the years ended December 31, 2006, 2005 and 2004 were primarily attributable to adverse loss development on casualty business written in 2001. Losses ceded to the Company’s Whole Account and Facultative Excess of Loss Agreements represented 1.1% of the Company’s pre-tax income in 2006, 10.3% of the Company’s pre-tax loss in 2005 and 1.8% of pre-tax income in 2004.
      The reinsurance recoverables on paid and unpaid losses related to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreement are $122.2 million and $251.9 million as of December 31, 2006 and 2005, respectively. Funds held under reinsurance contracts related to these agreements, shown as a liability on the Company’s consolidated balance sheets, reflect $83.4 million and $150.7 million as of December 31, 2006 and 2005, respectively. Other collateral related to these agreements is $43.2 million and $124.8 million as of December 31, 2006 and 2005, respectively.

12.	Reinsurance Recoverables
      The Company’s ten largest reinsurers represent 49.6% of its total reinsurance recoverables as of December 31, 2006. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $15.4 million, or 1.9%, of reinsurance recoverables as of December 31, 2006, and the average balance is less than $3.0 million. The Company held total collateral of $238.2 million as of December 31, 2006, representing 29.8% of total reinsurance recoverables. The following table shows the total amount that is recoverable from each of the Company’s ten largest reinsurers for paid and unpaid losses as of December 31, 2006, the amount of collateral held, and each reinsurer’s A.M. Best rating (in thousands):

	Reinsurance	Percent		A.M. Best
Reinsurer	Recoverables	of Total	Collateral	Rating

Underwriters Reinsurance Company (Barbados) Incorporated	$120,074	15.0%	$120,074	NR
Lloyd’s	63,301	7.9	430	A
Federal Insurance Company	38,520	4.8	—	A++
Hannover Ruckversicherungs AG	33,906	4.3	396	A
Partner Reinsurance Company of the US	28,999	3.6	910	A+
Ace Property and Casualty Insurance	24,920	3.1	220	A+
Transatlantic Reinsurance Company	24,617	3.1	65	A+
Arch Reinsurance Company	20,489	2.6	17,820	A-
Swiss Reinsurance America Corp.	21,753	2.7	144	A+
GE Frankona Reinsurance Ltd.	19,604	2.5	114	A

Sub total	396,183	49.6	140,173
All other	402,604	50.4	97,979

Total	$798,787	100.0%	$238,152

      Reinsurance recoverables were $1,347.7 million and collateral was $755.7 million, or 56.1% of the reinsurance recoverable balance, as of December 31, 2005.
      Several individual reinsurers are part of the same corporate group. The following table shows the five largest aggregate amounts that are recoverable from all individual entities that form part of the same corporate group as of December 31, 2006 and the amount of collateral held from each group (in thousands).

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reinsurance	Percent of
Reinsurer	Recoverable	Total	Collateral

Swiss Re Group	$197,624	24.7%	$120,195
Lloyd’s	63,301	7.9	430
Ace INA Group	38,295	4.8	167
Chubb Group	39,215	4.9	—
HDI Group	37,180	4.7	2,487

Sub total	375,615	47.0	123,279
All other	423,172	53.0	114,873

Total	$798,787	100.0%	$238,152

      The Company is the beneficiary of letters of credit, cash, and other forms of collateral to secure certain amounts due from its reinsurers. The total amount of collateral held by the Company as of December 31, 2006 is $238.2 million, which represents 29.8% of the total amount of reinsurance recoverables, comprised of the following forms of collateral (in thousands):

		Percent of
Form of Collateral	Collateral	Recoverables

Letters of credit	$96,960	12.1%
Funds withheld from reinsurers	96,854	12.1
Trust agreements	44,338	5.6

Total	$238,152	29.8%

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Debt Obligations, Common Shares and Preferred Shares

Debt Obligations
      The components of debt obligations as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

7.49% Senior Notes due 2006	$—	$40,729
7.65% Senior Notes due 2013	224,703	224,659
6.875% Senior Notes due 2015	124,327	124,247
Series A Floating Rate Senior Debentures due 2021	50,000	—
Series B Floating Rate Senior Debentures due 2016	50,000	—
Series C Floating Rate Senior Debentures due 2021	40,000	—
4.375% Convertible Senior Debentures due 2022	23,474	79,520

Total debt obligations	$512,504	$469,155

      On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), maturing on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year starting on March 15, 2007. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. As of December 31, 2006, the current annual interest rate on the Series C Notes is 7.87%. The proceeds from the Series C Notes were used to retire, in November 2006, the Company’s 7.49% senior notes.
      On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering of $99.3 million, after fees and expenses, were used for general corporate purposes, including a capital contribution to Odyssey America. The debentures were sold in two tranches, $50.0 million of Series A due March 15, 2021 and $50.0 million of Series B due March 15, 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to the three-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The interest rate from February 22, 2006 through March 16, 2006 on each series of debentures was 6.97% per annum. Pursuant to the terms of the indentures, as a result of the delay in filing the Company’s 2005 Annual Report on Form 10-K, the annual interest rate on each series of debentures was increased, as of March 17, 2006, to the three-month LIBOR as of March 15, 2006 plus 3.20%, which equaled 8.12%. This interest rate remained in effect until the filing of the Company’s Annual Report on Form 10-K on March 31, 2006, after which it reverted to the initial annual rate of 6.97% through June 14, 2006. As of December 31, 2006, the current annual interest rate on each series of debentures is 7.56%. The Series A debentures are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B debentures are callable by the Company in 2009 at their par value, plus accrued and unpaid interest.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrues on the Convertible Notes at a fixed rate of 4.375% per annum, which is due semi-annually on June 15 and December 15. The Convertible Notes have been redeemable at the Company’s option since June 22, 2005. Each holder of Convertible Notes may, at its option, require the Company to repurchase all or a portion of its Convertible Notes on June 22, 2007, 2009, 2012 and 2017. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder has the right to request conversion of its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions include the common stock of the Company trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, the Company is permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes have continued to be convertible, at the option of the holders, since August 14, 2006. As of December 31, 2006, 1.8 million shares of the Company’s common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, resulting in a decrease to Convertible Notes and a corresponding increase to shareholders’ equity of $39.1 million. During February 2007, 46,992 common shares were issued related to $1.0 million principal amount of Convertible Notes subject to a notice of conversion received in December 2006.
      During the years ended December 31, 2006 and 2005, the Company repurchased portions of its Convertible Notes, as reflected in the following table (in thousands):

	2006	2005

Principal value repurchased	$16,930	$30,380
Cost of repurchase	19,333	34,202

Loss on early extinguishment of debt	$(2,403)	$(3,822)

      In December 2001, the Company issued $100.0 million aggregate principal amount of 7.49% senior notes due November 30, 2006, pursuant to a private placement. In November 2003 and June 2002, the Company prepaid $50.0 million and $10.0 million, respectively, aggregate principal amount of the 7.49% senior notes. Immediately following the issuance of the 7.49% senior notes, the Company entered into an interest rate swap agreement that effectively converted the fixed 7.49% interest rate into a variable rate of interest. In May 2003, the Company settled the interest rate swap for a pre-tax gain of $6.4 million. In accordance with hedge accounting, a basis adjustment equivalent to the $6.4 million pre-tax gain was made, increasing the carrying value of the 7.49% senior notes. The basis adjustment was recognized into income over the remaining life of the 7.49% senior notes. On November 30, 2006, the 7.49% senior notes matured and the Company settled the remaining $40.0 million of outstanding notes.
      Aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000
2022	23,474

Total	$513,474

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 23, 2005, the Company entered into a credit agreement that provides for a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. Wachovia Bank, N.A. is the administrative agent for the credit facility, and is one of a group of lenders thereunder. As of December 31, 2006, there was $55.0 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility replaced the Company’s $90.0 million facility, which was terminated on September 23, 2005.

Common Shares
      During the fourth quarter of 2006, Fairfax sold or exchanged an aggregate of 13.1 million shares of the Company’s common shares to third parties. As a result, Fairfax’s ownership in the Company was reduced from 78.5% as of September 30, 2006 to 59.6% as of December 31, 2006. The Company did not receive any proceeds related to these transactions.
      On October 12, 2005, the Company completed the sale of 4.1 million of its common shares at a price of $24.96 per share, resulting in total common shares outstanding as of December 31, 2005 of 69.1 million shares. Fairfax purchased 3.1 million shares in the offering. Net proceeds to the Company, net of underwriting discounts and commissions, were $102.1 million.

Preferred Shares
      On October 20, 2005, the Company completed the sale of $100.0 million of non-cumulative perpetual preferred shares. The Company sold 2.0 million shares of 8.125% Series A perpetual preferred stock and 2.0 million shares of floating rate Series B perpetual preferred stock, for total net proceeds of $97.5 million. The Series A preferred shares have a liquidation preference of $25.00 per share and are redeemable at $25.00 per share at the Company’s option, in whole, or in part from time to time, starting on or after October 20, 2010. Dividends on the Series B preferred shares are payable at an annual rate equal to 3.25% above the three-month LIBOR on the applicable determination date. The Series B preferred shares have a liquidation preference of $25.00 per share and are redeemable at the redemption prices below (in thousands, except per share amounts):

	Redemption Price

Period	Per Share	In Aggregate

October 20, 2010 through October 19, 2011	$25.375	$50,750
October 20, 2011 through October 19, 2012	25.250	50,500
October 20, 2012 through October 19, 2013	25.125	50,250
October 20, 2013 and thereafter	25.000	50,000
      Dividends on each series are deferrable on a non-cumulative basis, provided that no dividends or other distributions have been declared or paid or set apart for payment on any other class or series of the Company’s capital shares ranking junior to or equal with the preferred shares. Dividends on Series A and Series B preferred shares will each be payable when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 20th day of January, April, July, and October of each year. Deferred dividends on either series will not accrue interest prior to the date of redemption. On November 29, 2006, the Company’s Board of Directors declared quarterly dividends of $0.5078125 per share on the Company’s 8.125% Series A preferred shares and $0.5389844 per share on the Company’s floating rate Series B preferred shares. The total dividends of

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$2.1 million were paid on January 22, 2007 to Series A and Series B preferred shareholders of record on December 31, 2006.
      As of December 31, 2006, a subsidiary of Fairfax owned 253,599 shares and 70,000 shares of the Company’s Series A and Series B preferred stock, respectively.

14.	Segment Reporting
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
      The financial results of these divisions for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

Year Ended December 31, 2006	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$924,213	$561,232	$340,653	$509,644	$2,335,742
Net premiums written	897,819	542,454	312,524	408,138	2,160,935
Net premiums earned	$975,039	$531,378	$333,508	$385,901	$2,225,826

Losses and loss adjustment expenses	765,787	320,434	182,478	215,498	1,484,197
Acquisition costs and other underwriting expenses	299,557	134,590	86,064	97,413	617,624

Total underwriting deductions	1,065,344	455,024	268,542	312,911	2,101,821

Underwriting income (loss)	$(90,305)	$76,354	$64,966	$72,990	124,005

Net investment income					487,119
Net realized investment gains					189,129
Other expense, net					(21,120)
Interest expense					(37,515)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$739,215

Underwriting ratios:
Losses and loss adjustment expenses	78.5%	60.3%	54.7%	55.8%	66.7%
Acquisition costs and other underwriting expenses	30.8	25.3	25.8	25.3	27.7

Combined ratio	109.3%	85.6%	80.5%	81.1%	94.4%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2005	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,130,512	$543,761	$431,665	$520,982	$2,626,920
Net premiums written	1,043,797	512,704	375,249	369,919	2,301,669
Net premiums earned	$1,051,162	$516,175	$386,076	$323,407	$2,276,820

Losses and loss adjustment expenses	1,186,196	326,043	348,759	200,613	2,061,611
Acquisition costs and other underwriting expenses	322,308	136,880	86,943	70,051	616,182

Total underwriting deductions	1,508,504	462,923	435,702	270,664	2,677,793

Underwriting income (loss)	$(457,342)	$53,252	$(49,626)	$52,743	(400,973)

Net investment income					220,092
Net realized investment gains					59,866
Other expense, net					(27,014)
Interest expense					(29,991)
Loss on early extinguishment of debt					(3,822)

Loss before income taxes					$(181,842)

Underwriting ratios:
Losses and loss adjustment expenses	112.8%	63.2%	90.3%	62.0%	90.5%
Acquisition costs and other underwriting expenses	30.7	26.5	22.5	21.7	27.1

Combined ratio	143.5%	89.7%	112.8%	83.7%	117.6%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2004	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,257,475	$553,671	$447,681	$391,948	$2,650,775
Net premiums written	1,205,585	530,774	389,803	235,643	2,361,805
Net premiums earned	$1,230,016	$482,359	$422,777	$198,359	$2,333,511

Losses and loss adjustment expenses	907,623	299,791	293,560	130,132	1,631,106
Acquisition costs and other underwriting expenses	375,391	122,587	100,369	38,274	636,621

Total underwriting deductions	1,283,014	422,378	393,929	168,406	2,267,727

Underwriting income (loss)	$(52,998)	$59,981	$28,848	$29,953	65,784

Net investment income					164,248
Net realized investment gains					122,024
Other expense, net					(17,153)
Interest expense					(25,609)

Income before income taxes					$309,294

Underwriting ratios:
Losses and loss adjustment expenses	73.8%	62.2%	69.4%	65.6%	69.9%
Acquisition costs and other underwriting expenses	30.5	25.4	23.7	19.3	27.3

Combined ratio	104.3%	87.6%	93.1%	84.9%	97.2%

Gross Premiums Written by Major Unit/ Division

	Years Ended December 31,

	2006	2005	2004

United States	$756,425	$929,951	$1,047,759
Latin America	134,947	148,619	161,360
Canada	32,041	50,371	46,028
London branch	800	1,571	2,328

Subtotal Americas	924,213	1,130,512	1,257,475
EuroAsia	561,232	543,761	553,671
London Market	340,653	431,665	447,681
U.S. Insurance	509,644	520,982	391,948

Total gross premiums written	$2,335,742	$2,626,920	$2,650,775

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Type of Business/ Business Unit

	Years Ended December 31,

	2006	2005	2004

Americas
Property excess of loss	$122,689	$135,690	$109,736
Property proportional	158,116	227,387	188,303
Property facultative	13,747	24,065	60,468

Subtotal property	294,552	387,142	358,507
Casualty excess of loss	231,141	203,419	224,641
Casualty proportional	221,163	345,833	479,671
Casualty facultative	94,103	105,140	101,067

Subtotal casualty	546,407	654,392	805,379
Marine and aerospace	36,199	37,583	33,564
Surety and credit	46,388	52,192	47,825
Miscellaneous lines	667	(797)	12,200

Total Americas	924,213	1,130,512	1,257,475

EuroAsia
Property excess of loss	143,640	140,046	126,739
Property proportional	203,827	203,062	191,621
Property facultative	3,220	3,266	4,482

Subtotal property	350,687	346,374	322,842
Casualty excess of loss	70,422	66,860	51,642
Casualty proportional	38,697	35,033	54,029

Subtotal casualty	109,119	101,893	105,671
Marine and aerospace	45,888	43,166	41,756
Surety and credit	55,538	52,328	58,462
Other	—	—	24,940

Total EuroAsia	561,232	543,761	553,671

London Market
Property excess of loss	47,467	79,393	66,159
Property proportional	(20)	8,273	6,900

Subtotal property	47,447	87,666	73,059
Casualty excess of loss	15,193	17,531	22,889
Casualty proportional	13,193	23,149	23,531

Subtotal casualty	28,386	40,680	46,420
Marine and aerospace	62,315	61,031	63,003
Liability lines — Newline	198,880	234,929	254,318
Other — Newline	3,625	7,359	10,881

Total London Market	340,653	431,665	447,681

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2006	2005	2004

U.S. Insurance
Medical malpractice	152,811	150,654	137,704
Professional liability	131,034	114,172	65,069
Personal auto	77,673	103,619	92,701
Specialty liability	81,832	90,490	50,464
Commercial auto	35,545	32,374	15,173
Property and package	30,749	29,673	30,837

Total U.S. Insurance	509,644	520,982	391,948

Total gross premiums written	$2,335,742	$2,626,920	$2,650,775

      The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

15.	Federal and Foreign Income Taxes
      The components of the federal and foreign income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 follow (in thousands):

	2006	2005	2004

Current:
United States	$126,693	$(34,811)	$114,958
Foreign	18,274	21,492	3,833

Total current income tax provision (benefit)	144,967	(13,319)	118,791

Deferred:
United States	47,979	(60,260)	(32,166)
Foreign	38,363	7,459	17,468

Total deferred income tax provision (benefit)	86,342	(52,801)	(14,698)

Total federal and foreign income tax provision (benefit)	$231,309	$(66,120)	$104,093

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of federal and foreign income tax assets and liabilities as of December 31, 2006, and 2005 follow (in thousands):

	2006	2005

Unpaid losses and loss adjustment expenses	$163,404	$178,012
Unearned premiums	43,295	47,094
Reserve for potentially uncollectible balances	11,714	12,529
Pension and benefit accruals	5,902	1,052
Investments	33,930	22,720
Alternative minimum tax credit	16,372	—
Foreign tax credit	83,365	17,166
Other	2,563	2,080

Total deferred tax assets	360,545	280,653

Deferred acquisition costs	52,594	60,611
Foreign deferred items	55,529	17,166
Investment in subsidiaries	53,819	—

Total deferred tax liabilities	161,942	77,777

Net deferred tax assets	198,603	202,876
Deferred income taxes on accumulated other comprehensive income	(13,628)	(64,098)

Deferred federal and foreign income tax asset	184,975	138,778
Current taxes (payable) recoverable	(68,055)	96,093

Federal and foreign income taxes recoverable	$116,920	$234,871

      Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded as of December 31, 2006 and 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006		2005		2004

		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Loss	Amount	Income

Income (loss) before income taxes	$739,215		$(181,842)		$309,294

Income taxes provision (benefit) computed on pre-tax income (loss)	$258,725	35.0%	$(63,645)	35.0%	$108,253	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(4,505)	(0.6)	(5,053)	2.8	(3,322)	(1.1)
Prior year tax settlement	(16,543)	(2.2)	—	—	—	—
Other, net	(6,368)	(0.9)	2,578	(1.4)	(838)	(0.2)

Total federal and foreign income tax provision (benefit)	$231,309	31.3%	$(66,120)	36.4%	$104,093	33.7%

      Included in the income tax provision for the year ended December 31, 2006 is a one-time tax benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996.
      Domestic pre-tax income (loss) was $513.2 million, ($225.9) million and $203.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Foreign pre-tax income was $226.0 million, $44.0 million and $105.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
      As a result of Fairfax reducing its ownership of the Company to below 80% during the third quarter of 2006, the Company was deconsolidated from the United States tax group of Fairfax, and, accordingly, the Company will file a separate consolidated tax return for the period August 29, 2006 to December 31, 2006 and for each subsequent tax year. The deconsolidation has no effect on the Company’s tax position. Prior to August 29, 2006, the Company was a member of the United States tax group of Fairfax and made payments to Fairfax in accordance with its tax sharing agreements. The Company paid federal and foreign income taxes of $59.3 million, $63.4 million and $116.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company, as of December 31, 2006, has a current tax payable of $68.1 million, which reflects $75.8 million payable to Fairfax, principally offset by foreign tax payables and receivables from the federal government. The Company’s tax recoverable was $96.1 million as of December 31, 2005. The federal income tax provision is allocated to each of the Company’s subsidiaries in the consolidated group pursuant to a written agreement, on the basis of each subsidiary’s separate taxable income.

16.	Commitments and Contingencies
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In January 2004, two retrocessionaires of Odyssey America under the common control of London Reinsurance Group Inc. (together, “London Life”) filed for arbitration under a series of aggregate stop loss agreements covering the years 1994 and 1996-2001 (the “Agreements”). On March 9, 2006, the arbitration panel issued its decision, confirming the enforceability of the Agreements and resolving in Odyssey America’s favor substantially all issues in dispute regarding Odyssey America’s administration of the Agreements. Effective May 12, 2006, Odyssey America and London Life entered into a commutation and release agreement pursuant to which all rights, obligations and liabilities for the Agreements were fully and finally settled without material effect to the results of operations or financial position of the Company.
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the amount in dispute under the Treaties that has not been recorded by the Company as of December 31, 2006 could range between $35 million to $40 million, after taxes. It is presently anticipated that the case will go to trial in the second half of 2007. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its newly deposited funds at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
material to the OdysseyRe’s liquidity and capital resources. In January 2006, Odyssey America received assets with a par value of $48.6 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38.0 million equivalent, in new funds at Lloyd’s. In September 2006, Odyssey America received assets with a par value of $10.7 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of December 31, 2006, Odyssey America continues to have a par value of $102.7 million, or approximately £52.5 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair market value of the pledged assets as of December 31, 2006 is $128.2 million, or approximately £65.5 million equivalent. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      The Company participates in Lloyd’s through its 100% ownership of Newline where the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of its capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $247.7 million as of December 31, 2006, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax that is now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Ranger to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ outstanding case loss reserves as of December 31, 2006. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Ranger provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement. The Company does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.
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
      Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 29.5% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. Odyssey America was given the option to reinsure a portion of the business written by Falcon. The option was not exercised and terminated on December 31, 2005. For the years ended December 31, 2006 and 2005, Falcon paid $0.5 million and $0.6 million, respectively, to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $56.1 million, based on Falcon’s loss reserves at December 31, 2006. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $49.8 million as of December 31, 2006. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its liquidity and capital resources.
      The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit agreement was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company recognized an other-than-temporary write-down of $7.5 million and $2.4 million in the carrying value of ORE for the years ended December 31, 2006 and 2005, respectively.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company and its subsidiaries lease office space and furniture and equipment under long-term leases expiring through the year 2022. Minimum annual rentals follow (in thousands):

Amount

2007	$8,516
2008	7,799
2009	7,495
2010	7,193
2011 and thereafter	55,201

Total	$86,204

      The amounts above are reduced by an aggregate minimum rental recovery of $1.5 million resulting from the sublease of space to other companies.
      Rental expense, before sublease income under these operating leases, was $9.8 million, $11.1 million and $9.9 million in 2006, 2005 and 2004, respectively. The Company recovered pre-tax amounts of $0.1 million, $0.2 million and $0.4 million in 2006, 2005 and 2004, respectively, from subleases.

17.	Statutory Information and Dividend Restrictions
      Odyssey America, the Company’s principal operating subsidiary, is subject to state regulatory restrictions that limit the maximum amount of dividends payable. In any 12-month period, Odyssey America may pay dividends equal to the greater of (i) 10% of statutory capital and surplus as of the prior year end or (ii) net income for such prior year without prior approval of the Insurance Commissioner of the State of Connecticut (the “Connecticut Commissioner”). The maximum amount of dividends which Odyssey America may pay in 2007, without such prior approval is $561.7 million, based on Odyssey America’s separate financial statements. Connecticut law further provides that (i) Odyssey America must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after the declaration thereof and at least ten days prior to payment and (ii) Odyssey America may not pay any dividend or distribution in excess of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without the Connecticut Commissioner’s approval.
      Odyssey America paid dividends to the Company of $60.0 million, $22.5 million and $55.0 million during 2006, 2005 and 2004, respectively. During 2005, the Company contributed $185.0 million to Odyssey America and there were no contributions made in 2006. Effective December 31, 2005, the Company received approval from the Connecticut Insurance Commissioner to make a $200.0 million capital contribution to Odyssey America, to be completed prior to February 28, 2006. In February 2006, the Company completed the $200.0 million capital contribution to Odyssey America.
      The following is the consolidated statutory basis net income (loss) and policyholders’ surplus of Odyssey America and its subsidiaries, for each of the years ended and as of December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Net income (loss)	$608,031	$(161,172)	$114,174
Policyholders’ surplus	$2,501,582	$2,073,701	$1,675,858
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The use of such collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware, the domiciliary state of Clearwater and Hudson. The Company has provided a $20.5 million letter of credit to Clearwater and a $0.5 million letter of credit to Hudson as of December 31, 2006, which have been used as collateral in regard to the indemnification agreements. The indemnification agreements do not affect the accompanying consolidated financial statements.

18.	Related Party Transactions
      The Company has entered into various reinsurance arrangements with Fairfax and its affiliates. The approximate amounts included in or deducted from income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded, as of and for the years ended December 31, 2006, 2005 and 2004 follow (in thousands):

	2006	2005	2004

Assumed:
Premiums written	$33,082	$53,265	$138,805
Premiums earned	38,128	53,654	199,924
Losses and loss adjustment expenses	27,110	95,711	137,500
Acquisition costs	9,858	16,454	44,027
Reinsurance payable on loss payments	3,318	9,559	5,752
Reinsurance balances receivable	4,715	12,404	21,005
Unpaid losses and loss adjustment expenses	226,165	302,119	295,903
Unearned premiums	15,440	20,485	20,874

Ceded:
Premiums written	$10,141	$30,255	$28,773
Premiums earned	13,051	29,684	35,257
Losses and loss adjustment expenses	21,531	79,694	32,349
Acquisition costs	2,114	4,693	4,908
Ceded reinsurance balances payable	1,454	12,540	9,044
Reinsurance recoverables on loss payments	1,715	6,377	1,481
Reinsurance recoverables on unpaid losses	30,166	228,438	178,580
Prepaid reinsurance premiums	589	3,500	2,929
      All amounts are assumed and ceded from Fairfax’s affiliates at commercial market terms, the prices and terms of which are often established by other third party reinsurers that participate in the contracts. Written premiums assumed from Fairfax’s affiliates in 2006 represent 1.4% of OdysseyRe’s total gross premiums written for the year ended December 31, 2006. Ceded premiums written represent 5.8% of OdysseyRe’s total ceded premiums written for the year ended December 31, 2006. The largest amounts of related party assumed business in 2006 were received from Commonwealth Insurance Company and ICICI Lombard General Insurance Co. Ltd. Odyssey previously assumed business from Zenith National Insurance Corp (“Zenith”) through December 31, 2004. Assumed premiums written reflect $91.6 million from Zenith for the year ended December 31, 2004. The largest amounts of business ceded to related parties in 2005 involved nSpire Re and Commonwealth Insurance Company, each relating to a proportional catastrophe treaty covering various classes of worldwide catastrophe business written by OdysseyRe.
      The Company’s subsidiaries have entered into investment management agreements with Fairfax and its wholly-owned subsidiary, Hamblin Watsa Investment Counsel Ltd. These agreements provide for an annual base

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fee of 0.20% (20 basis points), calculated and paid quarterly based upon the subsidiary’s average invested assets for the preceding three months. The agreements also include incentive fees of 0.10% (10 basis points), which are payable if realized gains exceed 1% of the average investment portfolio in any given year, subject to cumulative realized gains on investments exceeding 1% of the average investment portfolio. Additional incentive fees are paid based upon the performance of the subsidiary’s equity portfolio equal to 10% of the return on equities (subject to an annual maximum) in excess of the Standard & Poor’s 500 index plus 200 basis points, provided that the equity portfolio has achieved such excess on a cumulative basis. If the performance of the equity portfolio does not equal or exceed this benchmark in a given year, the annual base fee is reduced to 0.18% (18 basis points). The aggregate annual investment management fee payable by each subsidiary, including incentive fees, is capped at 0.40% (40 basis points) of its investment portfolio, with any excess amounts carried into the following year. These agreements may be terminated by either party on 30 days’ notice. For the years ended December 31, 2006, 2005 and 2004, total fees, including incentive fees, of $17.6 million, $16.2 million and $7.5 million, respectively, are included in the consolidated statements of operations.
      For each of the years ended December 31, 2005 and 2004, the Company paid $0.3 million of intranet fees, to MFXchange, an affiliate. For the year ended December 31, 2006, the Company did not pay intranet fees to MFXchange.
      Included in other expense, net, for the years ended December 31, 2006, 2005 and 2004, respectively, are incurred charitable contributions of $1.7 million, $0.7 million and $2.8 million related to the Sixty Four Foundation, a not-for-profit entity affiliated with Fairfax.
      In connection with the acquisition of Opus Re (now known as Clearwater Select Insurance Company), the Company incurred a $2.5 million pre-tax expense for each of the years ended December 31, 2005 and 2004, which is included in other expense, net, to RiverStone Group LLC, an affiliate, for services provided to the Company in connection with the acquisition.
      Due to expense sharing and investment management agreements with Fairfax and its affiliates, the Company has accrued on its consolidated balance sheet amounts receivable from affiliates of $0.9 million and $1.1 million as of December 31, 2006 and 2005, respectively, and amounts payable to affiliates of $4.3 million and $4.5 million as of December 31, 2006 and 2005, respectively.
      In connection with the 2004 sale of Old Lyme Insurance Company, Ltd. (“OLIC”) by an affiliate of the Company to an unrelated entity, OdysseyRe provided a loan to the unrelated entity in the amount of $9.0 million to finance this transaction. This loan had a term of five years, bearing interest at a rate of prime plus 3% and was collateralized by the shares of OLIC’s common stock. The balance of the loan as of March 2006 was $4.1 million following a February 2006 principal payment of $3.2 million. In the fourth quarter, the Company received a principal payment of $4.1 million and the loan was retired.
      As of December 31, 2006, the Company has invested $26.4 million in a Canadian investment fund managed by an officer of Fairfax. The fund is 23.8% owned by Fairfax, which includes 4.7% owned by the Company. Certain subsidiaries of Fairfax have also invested in the fund. The officer receives no remuneration or benefits associated with his position as an officer of Fairfax, and derives all of his compensation from his management of the investment fund. In the ordinary course of the Company’s investment activities, the Company makes investments in investment funds, limited partnerships and other investment vehicles in which Fairfax or its affiliates may also be investors.
      OdysseyRe believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Employee Benefits
      In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R)”. SFAS 158 requires, as of December 31, 2006, the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan, including pension plans, as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted the recognition provisions of SFAS 158 and has recognized the results of adoption within its financial statements as of December 31, 2006, as reflected in the table below. In addition, SFAS 158 requires that, as of December 31, 2008, employers measure plan assets and liabilities as of the date of their financial statements. SFAS 158 does not require retrospective application.
      The aggregate adjustments relating to the adoption of SFAS 158, for all of the Company’s benefit plans, included in the consolidated balance sheet as of December 31, 2006 are as follows:

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158

	(In thousands)
Consolidated Balance Sheet Data
Federal and foreign income taxes	$111,409	$5,511	$116,920
Total assets	8,948,201	5,511	8,953,712
Other liabilities	139,032	15,747	154,779
Total liabilities	6,854,386	15,747	6,870,133
Accumulated other comprehensive income, net of deferred income taxes	35,565	(10,236)	25,329
Total shareholders’ equity	2,093,815	(10,236)	2,083,579
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables set forth the Plan’s funded status, which uses a measurement date of October 1, and amounts recognized in the Company’s consolidated financial statements as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Change in projected benefit obligation:
Benefit obligation at beginning of year	$52,313	$42,454
Service cost	4,396	3,342
Interest cost	2,667	2,360
Actuarial loss	590	5,156
Benefits paid	(1,125)	(999)

Benefit obligation at end of year	$58,841	$52,313

Change in Plan assets:
Fair value of Plan assets at beginning of year	$44,170	$41,055
Actual return on Plan assets	1,319	914
Actual contributions during the year	3,654	3,200
Benefits paid	(1,125)	(999)

Fair value of Plan assets at end of year	$48,018	$44,170

Fair value of Plan assets consists of:
Fixed income securities	$48,018	$44,170

Unfunded status	$(10,823)	$(8,143)
Unrecognized prior service cost	—	503
Unrecognized net actuarial loss	—	11,173

(Accrued) prepaid pension cost	$(10,823)	$3,533

      The net amount recognized in the consolidated balance sheets related to the accrued pension cost of $10.8 million and prepaid pension cost of $3.5 million, as of December 31, 2006 and 2005, respectively, is included in other liabilities. The net amount of pre-tax accumulated other comprehensive loss is $12.7 million as of December 31, 2006.
      The weighted average assumptions used to calculate the benefit obligation as of December 31, 2006 and 2005 are as follows:

	2006	2005

Discount rate	5.25%	5.25%
Rate of compensation increase	5.73%	5.66%
      The discount rate represents the Company’s estimate of the interest rate at which the Plan’s benefits could be effectively settled. The discount rates are used in the measurement of the expected and accumulated postretirement benefit obligations and the service and interest cost components of net periodic postretirement benefit cost.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic benefit cost included in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 is comprised of the following components (in thousands):

	2006	2005	2004

Net Periodic Benefit Cost:
Service cost	$4,396	$3,342	$2,210
Interest cost	2,667	2,360	2,105
Return on plan assets	(2,434)	(2,287)	(1,645)
Net amortization and deferral	667	101	10

Net periodic benefit cost	$5,296	$3,516	$2,680

      The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Discount rate	5.25%	5.75%	6.00%
Rate of compensation increase	5.66%	5.76%	5.69%
Expected long term rate of return on Plan assets	5.50%	5.75%	6.00%
      The accumulated benefit obligation for the Plan is $45.8 million and $41.1 million as of the 2006 and 2005 measurement dates, respectively. As the fair value of the Plan assets exceeds the accumulated benefit obligation, the Company did not recognize an additional minimum pension liability under SFAS 132 as of the 2006 and 2005 measurement dates.
      The Plan’s expected future benefit payments are shown below (in thousands):

Year	Amount

2007	$4,160
2008	3,050
2009	2,420
2010	3,150
2011	3,050
2012 – 2015	33,260
      The investment policy for the Plan is to invest in highly rated, lower risk securities that preserve the investment asset value of the Plan while seeking to maximize the return on those invested assets. The Plan assets as of December 31, 2006 and 2005 are invested principally in highly rated fixed income securities. The long term rate of return assumption is based on the fixed income securities portfolio. The actual return on assets has historically been in line with the Company’s assumptions of expected returns. During 2006, the Company contributed $3.7 million to the Plan. Based on the Company’s current expectations, the 2007 contribution should approximate $3.7 million.
      As a result of the adoption of SFAS 158, the Company recognized an $8.3 million, after tax, reduction in accumulated other comprehensive income related to the Plan, as of December 31, 2006, of which, on an after tax basis, $8.0 million related to net losses, while $0.3 million related to prior service cost. The Company estimates that it will record $0.7 million in net loss and $0.1 million in prior service cost to net periodic benefit cost during the year ended December 31, 2007. The Company does not expect any refunds of Plan assets during the year ended December 31, 2007.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Excess Benefit Plans
      The Company also maintains two non-qualified excess benefit plans (“Excess Plans”) that provide more highly compensated officers and employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The following tables set forth the combined amounts recognized for the Supplemental Plan, which has a measurement date of October 1, and the Supplemental Employee Retirement Plan, which has a measurement date of December 31, in the Company’s consolidated financial statements as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Change in projected benefit obligation:
Benefit obligation at beginning of year	$15,724	$14,401
Service cost	774	690
Interest cost	801	800
Actuarial loss	(334)	509
Benefits paid	(713)	(676)

Benefit obligation at end of year	$16,252	$15,724

Change in Excess Plans’ assets:
Fair value of Excess Plans’ assets at beginning of year	$—	$—
Actual contributions during the year	713	676
Benefits paid	(713)	(676)

Fair value of Excess Plans’ assets at end of year	$—	$—

Unfunded status	$(16,252)	$(15,724)
Unrecognized transition obligation	—	74
Unrecognized net actuarial loss	—	5,193
Unrecognized prior service cost	—	(449)

Accrued pension cost	$(16,252)	$(10,906)

      The net amount recognized in the consolidated balance sheets related to the accrued pension cost of $16.3 million and $10.9 million, as of December 31, 2006 and 2005, respectively, is included in other liabilities. The net amount of pre-tax accumulated other comprehensive loss is $4.1 million as of December 31, 2006.
      The weighted average assumptions used to calculate the benefit obligation as of December 31, 2006 and 2005 are as follows:

	2006	2005

Discount rate	5.25%	5.25%
Rate of compensation increase	5.73%	5.66%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic benefit cost included in the Company’s consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004 is comprised of the following components (in thousands):

	2006	2005	2004

Net Periodic Benefit Cost
Service cost	$774	$689	$700
Interest cost	802	800	740
Recognized net actuarial loss	342	331	208
Recognized prior service cost	(37)	(37)	(37)
Other	69	69	69

Net benefit cost	$1,950	$1,852	$1,680

      The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Discount rate	5.25%	5.75%	6.00%
Rate of compensation increase	5.66%	5.76%	6.00%
      The accumulated benefit obligation for the Excess Plans is $11.7 million and $11.4 million as of December 31, 2006 and 2005, respectively.
      The Excess Plans’ expected benefit payments are shown below (in thousands):

Year	Amount

2007	$870
2008	1,370
2009	970
2010	1,320
2011	830
2012 – 2016	6,430
      The Company established a trust fund, which invests in U.S. government securities, related to the Excess Plans. The trust fund, which is included in other invested assets, had a fair value of $6.5 million and $6.3 million as of December 31, 2006 and 2005, respectively. Plan benefits are paid by the Company as they are incurred by the participants, accordingly, there are no assets held directly by the Excess Plans.
      The Company expects to contribute $0.9 million to the Excess Plans during the year ended December 31, 2007, which represents the amount necessary to fund the 2007 expected benefit payments.
      As a result of the adoption of SFAS 158, the Company recognized a $1.4 million, after-tax, reduction in accumulated other comprehensive income related to the Excess Plans as of December 31, 2006, of which, on an after tax basis, $1.7 million related to net losses, while $0.3 million related to net prior service credit.
      The Company estimates that it will record $1.9 million in net loss to net periodic benefit cost during the year ended December 31, 2007. The Company does not expect any refunds of plan assets during the year ended December 31, 2007.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Postretirement Benefit Plan
      The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The following tables set forth the amounts recognized for the postretirement benefit plan, which has a measurement date of January 1, in the Company’s consolidated financial statements as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Change in projected benefit obligation:
Benefit obligation at beginning of year	$11,097	$8,519
Service cost	1,541	1,311
Interest cost	604	490
Actuarial loss	—	964
Benefits paid	(269)	(196)
Other	38	9

Benefit obligation at end of year	$13,011	$11,097

Unfunded status	$(13,011)	$(11,097)
Unrecognized prior service cost	—	(547)
Unrecognized net loss	—	1,325

Accrued benefit cost	$(13,011)	$(10,319)

      The net amount recognized in the consolidated balance sheets related to the accrued benefit cost of $13.0 million and $10.3 million, as of December 31, 2006 and 2005, respectively, is included in other liabilities. The net amount of pre-tax accumulated other comprehensive loss is $0.9 million as of December 31, 2006.
      The weighted average assumptions used to calculate the benefit obligation as of December 31, 2006 and 2005 are as follows:

	2006	2005

Discount rate	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%
      Net periodic benefit cost included in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 is comprised of the following components (in thousands):

	2006	2005	2004

Service cost	$1,541	$1,311	$1,061
Interest cost	604	490	447
Curtailment credit	—	—	(582)
Net amortization and deferral	(83)	(104)	(63)

Net benefit cost	$2,062	$1,697	$863

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	6.00%
      The accumulated benefit obligation for the postretirement benefit plan was $13.0 million and $11.1 million as of December 31, 2006 and 2005, respectively.
      The postretirement plan’s expected benefit payments are shown below (in thousands):

Year	Amount

2007	$288
2008	342
2009	381
2010	453
2011	524
2012 – 2016	4,484
      The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.0% in 2006 and decreasing to 5.0% in 2013 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $2.3 million (17.4% of benefit obligation as of December 31, 2006) and the service and interest cost components of net periodic postretirement benefit costs by $0.5 million for 2006. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation, and the service and interest cost components of net periodic postretirement benefit cost for 2006 by $1.8 million and $0.4 million, respectively.
      As a result of the adoption of SFAS 158, the Company recognized a $0.5 million, after-tax, reduction in accumulated other comprehensive income related to the postretirement plan, as of December 31, 2006, of which, on an after tax basis, $0.8 million related to net losses, while $0.3 million related to prior service credit. The Company estimates that it will record $0.1 million in prior service cost to net periodic benefit cost during the year ended December 31, 2007.
     Other Plans
      The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year, the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by a third party, which has contracted to provide benefits under the plan. No contributions were authorized in 2006, 2005, or 2004.
      The Company maintains a qualified deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 50% of base salary on a pre-tax basis, subject to annual maximum contributions set by law ($15,000 in 2006). The Company contributes an amount equal to 100% of each employee’s pre-tax contribution up to certain limits. The maximum matching contribution is 4% of annual base salary, with certain government mandated restrictions on contributions to highly compensated employees. The Company also maintains a non-qualified deferred compensation plan to allow for

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contributions in excess of qualified plan limitations. The Company contributed $1.6 million, $1.6 million and $1.3 million to these plans in 2006, 2005 and 2004, respectively, which is included in other underwriting expenses in the consolidated statements of operations.

20.	Stock Based Compensation Plans
      Effective January 1, 2006, the Company adopted, on a prospective basis, SFAS 123(R) “Share-Based Payments,” which is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) 25. The prospective method requires the application of the fair value based method to compensation awards granted, modified or settled on or after the date of adoption. The approach to account for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123, however, SFAS 123(R) requires the expense related to all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements. Pro forma disclosure of the impact of fair value share-based payments is no longer an alternative to financial statement recognition. The Company had previously adopted the expense recognition provisions of SFAS 123, on a prospective basis, effective January 1, 2003, and since that date has included the expense related to stock options granted subsequent to January 1, 2003 in its statements of operations. In addition, the Company has historically expensed the compensation cost associated with its restricted shares plan beginning with the initial grant in 2001. Accordingly, the effect of adopting SFAS 123(R) did not have a material effect on the Company’s results of operations or financial position. Subsequent to January 1, 2006, deferred compensation related to restricted stock grants will be recognized in additional paid-in capital. In accordance with SFAS 123(R), compensation cost associated with stock options recognized during 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or after December 31, 2005, based on the grant-date fair value estimated.
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
      As of December 31, 2006, there was $0.3 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 0.9 years. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $1.7 million, as compared to $0.5 million and $0.1 million of total intrinsic value of options exercised during the year ended December 31, 2005 and 2004, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity for the 2002 Option Plan for the year ended December 31, 2006:

		Weighted-Average
	Shares	Exercise Price

Options outstanding as of December 31, 2005	649,249	$18.78
Granted	10,000	24.04
Forfeited	(7,249)	19.78
Exercised	(148,050)	18.50

Options outstanding as of December 31, 2006	503,950	$18.96

Vested and exercisable as of December 31, 2006	419,950	$18.64

      The fair value of options granted during the year ended December 31, 2006 and 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $9.21 and $6.89 per share, respectively. The Company did not grant stock options during the year ended December 31, 2004. The weighted-average remaining contractual term for options outstanding as of December 31, 2006, 2005 and 2004 was 5.9 years, 6.8 years and 7.7 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of December 31, 2006 was 5.7 years. As of December 31, 2006, the aggregate intrinsic value was $9.2 million for options outstanding and $7.8 million for options vested and exercisable.
      The assumptions used in the Black-Scholes option pricing model to determine the fair value of options granted under the 2002 Option Plan follows:

	For the Year
	Ended
	December 31,

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
     2001 Option Plan
      In 2001, the Company adopted the 2001 Option Plan, which provides for the grant of stock options with a grant price of zero to officers and key employees of the Company employed outside of the United States. Options granted under the 2001 Option Plan generally vest and become exercisable in equal installments over three or five years from the date of grant. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. Awards under each of the 2001 Option Plan and the Restricted Share Plan (described below) may not exceed an aggregate of 10% of the Company’s issued and outstanding shares of common stock as of the last business day of the previous calendar year. The Company had 69,127,532 issued and outstanding shares of common stock as of December 31, 2005.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2006, there was $1.6 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. The total fair value of the options exercised from the 2001 Option Plan during the year ended December 31, 2006 was $1.1 million, as compared to the total fair value of the options exercised during the year ended December 31, 2005 of $0.1 million and was immaterial for the year ended December 31, 2004.
      The following table summarizes stock option activity for the 2001 Option Plan for the year ended December 31, 2006:

		Weighted-Average
		Fair Value
	Shares	at Grant Date

Options outstanding as of December 31, 2005	142,295	$22.13
Granted	49,613	23.63
Forfeited	(6,086)	22.89
Exercised	(43,844)	20.97

Options outstanding as of December 31, 2006	141,978	$22.98

Vested and exercisable as of December 31, 2006	22,449	$22.73

      The weighted-average remaining contractual term for options outstanding as of December 31, 2006, 2005 and 2004 was 7.4 years, 7.1 years and 7.1 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of December 31, 2006 was 6.3 years. As of December 31, 2006, the aggregate fair value was $5.3 million for options outstanding and $0.8 million for options vested and exercisable.

(b)	Restricted Stock
     Restricted Share Plan
      In 2001, the Company adopted the Restricted Share Plan, which provides for the grant of restricted shares of the Company’s common stock to directors, officers and key employees of the Company. Shares granted under the Restricted Share Plan generally vest and become exercisable in equal installments over three years or five years from the grant dates. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. Awards under each of the Restricted Share Plan and the 2001 Option Plan (described above) may not exceed an aggregate of 10% of the Company’s issued and outstanding shares of common stock as of the last business day of the previous calendar year. The Company had 69,127,532 issued and outstanding shares of common stock as of December 31, 2005.
      In accordance with SFAS 123(R), the fair value of restricted share awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of December 31, 2006, there was $10.5 million of unrecognized compensation cost related to unvested restricted share awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.2 years. SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was approximately $1.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006. The total fair value of the restricted share awards vested during the year ended December 31, 2006, 2005 and 2004 was $5.8 million, $1.8 million and $1.8 million, respectively. As of December 31, 2006, the aggregate fair value was $25.5 million for restricted share awards outstanding.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes restricted share activity for the Restricted Share Plan for the year ended December 31, 2006:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Restricted share awards outstanding as of December 31, 2005	784,314	$19.54
Granted	154,867	26.76
Vested	(234,304)	18.97
Forfeited	(21,495)	26.61

Restricted shares outstanding as of December 31, 2006	683,382	$21.15

(c)	Employee Share Purchase Plan
      In 2001, the Company established the Employee Share Purchase Plan (the “ESPP”). Under the terms of the ESPP, eligible employees may elect to purchase Company common shares in an amount up to 10% of their annual base salary. The Company issues or purchases, on the employee’s behalf, the Company’s common shares equal to 30% of the employee’s contribution. In the event that the Company achieves a return on equity of at least 15% in any calendar year, as computed in accordance with GAAP, additional shares are purchased by the Company for the employee’s benefit in an amount equal to 20% of the employee’s contribution during that year. During the years ended December 31, 2006, 2005 and 2004, the Company purchased 83,046 shares, 74,764 shares and 67,819 shares, respectively, on behalf of employees pursuant to the ESPP, at average purchase prices of $27.58, $24.93 and $24.20, respectively. The compensation expense recognized by the Company for purchases of the Company’s common shares under the ESPP was $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(d)	General
      For the years ended December 31 2006, 2005 and 2004, the Company received $2.7 million, $1.5 million and $0.4 million, respectively, in cash from employees for the exercise of stock options. For the year ended December 31 2006, 2005 and 2004, the Company recognized an expense related to all stock based compensation of $5.6 million, $4.2 million and $2.8 million, respectively. Of the $5.6 million expense for the year ended December 31, 2006, $0.6 million relates to the adoption of SFAS 123(R). The total tax benefit recognized for the year ended December 31, 2006, 2005 and 2004 was $2.0 million, $1.5 million and $1.0 million, respectively. For the year ended December 31, 2006, the additional stock based compensation expense as a result of the adoption of SFAS 123(R) caused income before income taxes to decrease by $0.6 million, net income to decrease by $0.4 million, and basic and diluted earnings per share to decrease by $0.01.
      Had compensation costs of option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS 123,” the Company would have been required to prepare a fair value model for such options and employees’ purchase rights and record such amount in the consolidated financial statements as compensation expense, and the Company’s net income (loss) and income (loss) per common share for the years ended December 31, 2005 and 2004 would have been reduced to the following pro forma amounts (in thousands, except per share data):

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Net income (loss) as reported:	$(117,666)	$205,201
Add: Stock-based employee compensation expense included in net income, net of related tax effects	316	308
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(690)	(681)

Pro forma net income (loss), basic earnings per share	(118,040)	204,828
Effect of dilutive securities, 4.375% convertible senior debentures interest, net of tax	—	3,128

Pro forma net income (loss) available to common shareholders, diluted	$(118,040)	$207,956

Basic income (loss) per common share:
As reported	$(1.81)	$3.19
Pro forma	(1.81)	3.18
Diluted income (loss) per common share:
As reported	$(1.81)	$2.98
Pro forma	(1.81)	2.97

21.	Financial Guaranty Reinsurance
      The Company previously underwrote assumed financial guaranty reinsurance. The maximum exposure to loss, in the event of nonperformance by the underlying insured and assuming underlying collateral proved to be of no value, related to this business was $31.0 million and $35.3 million as of December 31, 2006 and 2005, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guaranty reinsurance. The Company ceased writing financial guaranty business in 1992.
      As of December 31, 2006, financial guaranty reinsurance in force had a remaining maturity term of one (1) to 20 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type and unearned premiums, for the years ended December 31, 2006 and 2005 is as follows (in millions):

	2006	2005

Municipal obligations:
General obligation bonds	$12	$15
Special revenue bonds	18	20
Industrial development bonds	1	—
Corporate obligations	—	—

Total	$31	$35

Unearned premiums	$0.1	$0.3

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in millions):

2006
State	Debt Service

Florida	$5.0
Arizona	3.2
New Jersey	2.1
Kentucky	2.6
New York	1.8
Alabama	1.8
Indiana	1.6

Subtotal	18.1
States less than $1.5 million exposure per state	12.9

Total	$31.0

22.	Quarterly Financial Information (Unaudited)
      A summary of selected quarterly financial information follows for each of the quarters in the years ended December 31, 2006 and 2005 (in thousands, except share amounts).

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Year

Gross premiums written	$592,811	$584,059	$619,972	$538,900	$2,335,742
Net premiums written	536,000	542,819	573,465	508,651	2,160,935
Net premiums earned	553,452	584,609	545,370	542,395	2,225,826
Net investment income	124,392	195,561	83,194	83,972	487,119
Net realized investment gains	78,645	80,789	1,439	28,256	189,129
Total revenues	756,489	860,959	630,003	654,623	2,902,074
Total expenses	523,938	572,077	538,523	528,321	2,162,859
Income before income taxes	232,551	288,882	91,480	126,302	739,215
Net income available to common shareholders	150,414	207,569	57,893	83,773	499,649
Net income per common share:
Basic	$2.20	$3.03	$0.84	$1.19	$7.24
Diluted	$2.08	$2.87	$0.81	$1.16	$6.93

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	Year

Gross premiums written	$673,477	$601,657	$734,134	$617,652	$2,626,920
Net premiums written	609,535	537,479	631,629	523,026	2,301,669
Net premiums earned	564,124	568,187	590,504	554,005	2,276,820
Net investment income	65,819	50,614	47,642	56,017	220,092
Net realized investment gains (losses)	(3,989)	22,608	51,364	(10,117)	59,866
Total revenues	625,954	641,409	689,510	599,905	2,556,778
Total expenses	579,241	562,447	874,401	722,531	2,738,620
Income (loss) before income taxes	46,713	78,962	(184,891)	(122,626)	(181,842)
Net income (loss) available to common shareholders	31,488	51,723	(121,652)	(79,225)	(117,666)
Net income (loss) per common share:
Basic	$0.49	$0.80	$(1.90)	$(1.17)	$(1.81)
Diluted	$0.46	$0.75	$(1.90)	$(1.17)	$(1.81)
      Due to changes in the number of weighted average common shares outstanding during 2006 and 2005, the sum of quarterly earnings per common share amounts will not equal the total for the year.

23.	Subsequent Events
      Hub International Limited (“Hub”), which is 13.3% owned by the Company (see Note 7(d)), announced on February 26, 2007 that it has agreed to be acquired by a group of private equity firms. The private equity firms have agreed to pay $40.00 per share in cash for Hub. The transaction is subject to Hub shareholder approval, Canadian court approval, and regulatory approvals in the United States and Canada, and is expected to be completed toward the end of the second quarter of 2007. The Company expects to recognize pre-tax income of approximately $110.0 million ($71.5 million, after tax), principally through realized gains, related to the sale of its ownership in Hub.
      On February 8, 2007, the Company was added as a co-defendant in an amended complaint in an existing action against its majority shareholder, Fairfax Financial Holdings Limited, and certain of Fairfax’s officers and directors, who include certain current and former directors of the Company. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. The Company intends to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES
To the Board of Directors and Shareholders of Odyssey Re Holdings Corp.
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 9, 2007 appearing in the 2006 Annual Report to Shareholders of Odyssey Re Holdings Corp. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 8 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/  PricewaterhouseCoopers LLP
New York, New York
March 9, 2007

SCHEDULE I
ODYSSEY RE HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2006

			Amount at
	Cost or		Which Shown
	Amortized		in the
Type of Investment	Cost	Fair Value	Balance Sheet

	(In thousands)
Fixed income securities:
Bonds available for sale:
United States government, government agencies and authorities	$2,613,336	$2,517,372	$2,517,372
States, municipalities and political subdivisions	175,541	181,026	181,026
Foreign governments	435,927	441,452	441,452
All other corporate	322,852	361,730	361,730

Total fixed income securities available for sale	3,547,656	3,501,580	3,501,580

Equity securities, at fair value:
Common stocks, at fair value:
Bank, trusts and insurance companies	162,065	195,420	195,420
Industrial and miscellaneous and all other	386,073	412,193	412,193

Total equity securities, at fair value	548,138	607,613	607,613

Short-term investments	242,340	242,340	242,340

Other invested assets	164,334	165,247	165,247

Total	$4,502,468	$4,516,780	$4,516,780

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,

	2006	2005

	(In thousands,
	except share amounts)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $22,359 and $22,475, respectively)	$22,362	$22,380
Investment in subsidiary, at equity	2,599,736	2,218,910
Cash and cash equivalents	36,409	80,053

Total investments and cash	2,658,507	2,321,343
Accrued investment income	105	522
Other assets	4,588	3,637

Total assets	$2,663,200	$2,325,502

LIABILITIES
Debt obligations	$512,504	$469,155
Income taxes payable	44,876	758
Interest payable	4,866	4,624
Payable for acquisition of subsidiary common stock	—	200,000
Other liabilities	17,375	11,510

Total liabilities	579,621	686,047

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 71,218,616 and 69,242,857 shares issued, respectively	712	692
Additional paid-in capital	1,029,349	984,571
Treasury shares, at cost (77,668 and 115,325 shares, respectively)	(2,528)	(2,916)
Unearned stock compensation	—	(1,770)
Accumulated other comprehensive income, net of deferred income taxes	25,329	119,039
Retained earnings	1,030,677	539,799

Total shareholders’ equity	2,083,579	1,639,455

Total liabilities and shareholders’ equity	$2,663,200	$2,325,502

      The condensed financial statements should be read in conjunction with the accompanying notes and with the consolidated financial statements and notes thereto.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Years Ended December 31,

	2006	2005	2004

	(In thousands)
REVENUES
Net investment income	$1,461	$2,757	$10
Net realized capital gains (losses)	—	—	1
Equity in net income (loss) of subsidiary	534,599	(76,051)	229,283

Total revenues	536,060	(73,294)	229,294

EXPENSES
Other expense, net	16,938	23,882	13,477
Interest expense	37,910	29,991	25,609
Loss on early extinguishment of debt	2,403	3,822	—

Total expenses	57,251	57,695	39,086

Income (loss) before income taxes	478,809	(130,989)	190,208

Federal and foreign income tax provision (benefit):
Current	(1,340)	5,205	(3,452)
Deferred	(27,757)	(20,472)	(11,541)

Total federal and foreign income tax benefit	(29,097)	(15,267)	(14,993)

Net income (loss)	507,906	(115,722)	205,201
Preferred dividends	(8,257)	(1,944)	—

Net income available to common shareholders	$499,649	$(117,666)	$205,201
Retained earnings, beginning of year	539,799	665,715	468,621
Dividends to common shareholders	(8,771)	(8,250)	(8,107)

Retained earnings, end of year	$1,030,677	$539,799	$665,715

The condensed financial statements should be read in conjunction with the accompanying notes and with the consolidated financial statements and notes thereto.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2006	2005	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$507,906	$(115,722)	$205,201
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (income) loss of subsidiary	(534,599)	76,051	(229,283)
Federal and foreign income taxes	47,619	21,276	10,655
Other assets and liabilities, net	4,257	(2,746)	5,402
Bond premium amortization, net	(252)	(83)	—
Amortization of restricted shares	5,642	2,869	1,778
Net realized investment (gains) losses	—	—	(1)
Loss on early extinguishment of debt	2,403	3,822	—
Dividend from subsidiary	60,000	22,500	55,000

Net cash used in operating activities	92,976	7,967	48,752

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	22,642	—	—
Purchases of fixed income securities	(22,331)	(22,392)	—
Acquisition of subsidiary	—	—	(43,029)
Capital contribution to subsidiary	(200,000)	(185,000)	—

Net cash provided by (used in) investing activities	(199,689)	(207,392)	(43,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from common share issuance	1,300	102,135	—
Net proceeds from preferred share issuance	—	97,511	—
Net proceeds from debt issuance	138,966	123,168	—
Repayment of debt	(59,333)	(34,202)	(101)
Purchase of treasury shares	(3,095)	(4,130)	(10,090)
Dividends paid on preferred shares	(8,107)	—	—
Dividends paid on common shares	(8,771)	(8,250)	(8,107)
Proceeds from the exercise of stock options	1,438	1,503	404
Excess tax benefit from stock-based compensation	671	—	—

Net cash provided by financing activities	63,069	277,735	(17,894)
Increase (decrease) in cash and cash equivalents	(43,644)	78,310	(12,171)
Cash and cash equivalents, beginning of year	80,053	1,743	13,914

Cash and cash equivalents, end of year	$36,409	$80,053	$1,743

      The condensed financial statements should be read in conjunction with the accompanying notes and with the consolidated financial statements and notes thereto.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY
      (1) Dividends received from subsidiaries, which were previously reported as a financing activity, have been appropriately classified as an operating activity beginning in 2006, with conforming changes in 2005 and 2004.
      (2) The registrant’s investment in Odyssey America is accounted for under the equity method of accounting.

SCHEDULE III
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INSURANCE INFORMATION
AS OF DECEMBER 31, 2006 AND 2005 AND
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

								Amortization
		Net unpaid						of net
	Deferred	losses and					Net losses	deferred
	policy	loss	Gross	Net	Net	Net	and loss	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expenses	costs	expenses

	(In thousands)
Year Ended December 31, 2006
Americas	$68,245	$2,518,721	$275,322	$897,819	$975,039	$412,097	$765,787	$222,298	$77,259
EuroAsia	39,973	575,573	140,909	542,454	531,378	11,131	320,434	117,043	17,547
London Market	14,153	908,153	109,333	312,524	333,508	46,166	182,478	56,549	29,515
U.S. Insurance	27,515	400,693	215,764	408,138	385,901	16,264	215,498	68,258	29,155
Holding Company	—	—	—	—	—	1,461	—	—	—

Totals	$149,886	$4,403,140	$741,328	$2,160,935	$2,225,826	$487,119	$1,484,197	$464,148	$153,476

Year Ended December 31, 2005
Americas	$90,939	$2,342,604	$357,760	$1,043,797	$1,051,162	$165,891	$1,186,196	$246,250	$76,058
EuroAsia	37,120	464,561	133,984	512,704	516,175	7,694	326,043	114,333	22,547
London Market	21,205	786,457	127,906	375,249	386,076	34,347	348,759	57,218	29,725
U.S. Insurance	22,086	317,301	214,835	369,919	323,407	9,403	200,613	52,351	17,700
Holding Company	—	—	—	—	—	2,757	—	—	—

Totals	$171,350	$3,910,923	$834,485	$2,301,669	$2,276,820	$220,092	$2,061,611	$470,152	$146,030

Year Ended December 31, 2004
Americas	$93,511	$2,014,130	$366,902	$1,205,585	$1,230,016	$137,169	$907,623	$314,195	$61,196
EuroAsia	35,796	369,185	133,847	530,774	482,359	6,409	299,791	104,365	18,222
London Market	25,815	589,125	151,884	389,803	422,777	14,654	293,560	72,948	27,421
U.S. Insurance	14,397	199,451	172,123	235,643	198,359	6,006	130,132	24,348	13,926
Holding Company	—	—	—	—	—	10	—	—	—

Totals	$169,519	$3,171,891	$824,756	$2,361,805	$2,333,511	$164,248	$1,631,106	$515,856	$120,765

SCHEDULE IV
ODYSSEY RE HOLDINGS CORP.
REINSURANCE

		Assumed	Ceded to		Percentage of
		from other	other		amount
	Direct	companies	companies	Net Amount	assumed to net

	(In thousands)
Year Ended December 31, 2006
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	712,149	1,623,593	174,807	2,160,935	75.1
Title insurance	—	—	—	—	—

Total premiums written	$712,149	$1,623,593	$174,807	$2,160,935	75.1%

Year Ended December 31, 2005:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	763,270	1,863,650	325,251	2,301,669	81.0
Title insurance	—	—	—	—	—

Total premiums written	$763,270	$1,863,650	$325,251	$2,301,669	81.0%

Year Ended December 31, 2004:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	702,127	1,948,648	288,970	2,361,805	82.5
Title insurance	—	—	—	—	—

Total premiums written	$702,127	$1,948,648	$288,970	$2,361,805	82.5%

SCHEDULE VI
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Gross
		reserves for						Net losses and loss		Amortization
		unpaid	Discount,					adjustment expenses		of net	Net paid
	Deferred	losses and	if any					incurred related to:		deferred	losses and
Affiliation	policy	loss	deducted	Gross	Net	Net	Net			policy	loss
with	acquisition	adjustment	in previous	unearned	premiums	premiums	investment	current	prior	acquisition	adjustment
Registrant	costs	expenses	column	premiums	written	earned	income	Year	Year	costs	expenses

(In thousands)
Year Ended December 31, 2006
(a) Consolidated property-casualty insurance entities	$149,886	$5,142,159	$95,129	$741,328	$2,160,935	$2,225,826	$487,119	$1,344,322	$139,875	$464,148	$153,476
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2005:
(a) Consolidated property-casualty insurance entities	$171,350	$5,117,708	$90,342	$834,485	$2,301,669	$2,276,820	$220,092	$1,888,946	$172,665	$470,152	1,294,451
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2004:
(a) Consolidated property-casualty insurance entities	$169,519	$4,224,624	$76,725	$824,756	$2,361,805	$2,333,511	$164,248	$1,441,086	$190,020	$515,856	$932,646
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management, including our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c)	Remediation of Material Weaknesses
      As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the SEC on March 31, 2006 (the “2005 10-K”), and Amendment No. 1 to the 2005 Form 10-K, filed with the SEC on October 16, 2006, and the Company’s Quarterly Reports on Form 10-Q as of and for each of the quarters in the nine months ended September 30, 2006, management of the Company had determined that, as of December 31, 2005, the Company’s disclosure controls and procedures were ineffective, and had identified two material weaknesses. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As discussed in more detail below, the first material weakness related to controls over the accounting for complex reinsurance transactions, and the second material weakness related to internal controls over the accounting for certain investment transactions. As of

December 31, 2006, the Company has remediated the two reported material weaknesses. The reported material weaknesses and remediation results are as follows:
      Material weakness related to the controls over the accounting for complex reinsurance transactions. Management concluded that the Company did not maintain effective controls over the accurate accounting for complex reinsurance transactions as of December 31, 2005. Specifically, the Company did not have effective controls designed and in place over the consideration and application of relevant generally accepted accounting principles and the evaluation and documentation of risk transfer for complex reinsurance transactions. This control deficiency resulted in the restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and as of and for each of the quarters in the nine months ended September 30, 2005, as well as audit adjustments in the fourth quarter of 2005 to the Company’s consolidated financial statements as of and for the year ended December 31, 2005, to correct gross premiums written, net premiums written, net premiums earned, losses and loss adjustment expenses, acquisition costs, other underwriting expenses, and the related balance sheet accounts.
      Remediation of Material Weakness. The Company has taken the following actions to remediate the material weakness related to control over the accounting for complex reinsurance transactions and the evaluation and documentation of risk transfer for complex reinsurance transactions:

•	implementation of enhancements to the underwriting guidelines, evaluation procedures and documentation of the risk transfer assessment process;

•	establishment of controls to assure compliance with underwriting guidelines has been enhanced, including improved communication with the accounting and actuarial functions on issues that give rise to unusual and/or complex accounting and risk transfer issues;

•	implementation of the requirement that all ceded contracts incepted since January 1, 2006 be assessed for risk transfer and reviewed for unusual and/or complex features by the actuarial and accounting departments;

•	enhancements to the Company’s underwriting system to allow monitoring of the risk transfer evaluation process; and

•	implementation of the requirement that the Company’s underwriters certify, on a quarterly basis, that the contracts for which they are responsible comply with the Company’s underwriting guidelines, and that the existence, if any, of all complex features or unique terms has been disclosed.
      Based upon the significant actions taken, as listed above, and the testing and evaluation of the effectiveness of the controls, management has concluded that the material weakness described above has been remediated as of December 31, 2006.
      Material weakness related to the accounting treatment for certain investment transactions. As of December 31, 2005, management concluded that the Company did not maintain effective controls, review procedures and communications related to investment accounting to ensure conformity with generally accepted accounting principles. Specifically, communications and effective controls were not in place surrounding the consideration and application of relevant generally accepted accounting principles to the identification, valuation and presentation of: 1) derivatives embedded in certain debt securities, and 2) certain equity method investments. This material weakness resulted in adjustments to the Company’s consolidated financial statements as of and for the periods ended December 31, 2001 through 2005, and as of and for each of the related quarters therein. Additionally, this weakness could result in a misstatement of net investment income, net realized investment gains (losses), fixed income securities, common stocks, federal and foreign income taxes, other liabilities, shareholders’ equity, earnings per share and other comprehensive income, and the related accounts and disclosures that would be material to the Company’s annual or interim financial statements and would not be prevented or detected.

      Remediation of Material Weakness. The Company has taken the following actions to remediate the material weakness related to the accounting for certain investment transactions:

•	strengthening of existing controls and addition of controls (i) to detect investments with complex features, including embedded derivatives and securities that would require accounting other than under FAS 115, (ii) to determine the accounting appropriate for those investments, and (iii) to value any of the underlying components of these investments containing these features consistent with applicable accounting rules;

•	implementation of monitoring controls to ensure that the determination of the accounting treatment has been performed appropriately, consistently and timely;

•	improvement in the Company’s ability to assess the applicability of existing and new accounting pronouncements affecting the accounting treatment of investment transactions; and

•	strengthening of existing internal controls to ensure improved communication (including frequency and timeliness) with the Company’s investment manager.
      Based upon the significant actions taken, as listed above, and the testing and evaluation of the effectiveness of the controls, management has concluded that the material weakness described above has been remediated as of December 31, 2006.

(d)	Changes in Internal Controls over Financial Reporting
      There were changes, as described above, in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, related to the remediation of the material weaknesses described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      No information required to be disclosed in a current report on Form 8-K during the three months ended December 31, 2006 was not so reported.
      Mr. Robert Giammarco previously resigned as Chief Financial Officer of OdysseyRe, effective as of August 15, 2006, and as OdysseyRe’s Executive Vice President, effective October 31, 2006. On March 9, 2007, OdysseyRe entered into a resignation and separation agreement with Mr. Giammarco. Under the terms of the agreement, Mr. Giammarco will receive a payment of $2,000,000 as consideration for services performed while an executive of the Company, and will forfeit all rights to shares of OdysseyRe restricted stock that were previously granted or contemplated. Mr. Giammarco will be subject to (i) a 12-month non-solicitation covenant restricting him from soliciting OdysseyRe employees and clients and (ii) a 36-month confidentiality covenant. The agreement includes a mutual waiver and release of all claims arising out of Mr. Giammarco’s employment relationship with OdysseyRe.
      The foregoing description is qualified by reference to the full text of the resignation and separation agreement, which is included as Exhibit 10.32 to this Annual Report on Form 10-K.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
      Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers,” “Audit Committee Financial Expert,” “Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement (Proxy Statement) for the 2007 Annual General Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 31, 2006, which sections are incorporated herein by reference.

Code of Ethics
      Reference is made to the section captioned “Code of Ethics for Senior Financial Officers” in our Proxy Statement, which section is incorporated herein by reference.

Item 11.	Executive Compensation
      Reference is made to the section captioned “Executive Compensation” in our 2007 Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in our Proxy Statement, which are incorporated herein by reference.
Equity Compensation Plan Information
      The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2006.

Number of Securities
	to Be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

Equity Compensation Plans:
Not approved by shareholders	—	—	—
Approved by shareholders	503,950	$18.96	8,712,193	(1)

(1)	Includes options to purchase 743,084 of our common shares available for future grant under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan and 351,064 of our common shares available for future grant under the Odyssey Re Holdings Corp. (Non-Qualified) Employee Share Purchase Plan. In addition, under the terms of the Odyssey Re Holdings Corp. Restricted Share Plan and the Odyssey Re Holdings Corp. Stock Option Plan (the “Plans”), we are authorized to grant awards of restricted shares and stock options that together do not exceed 10% of our issued and outstanding common shares as of the last business day of each calendar year. As of December 31, 2006, the number of our restricted common shares authorized for future grant together with the number of our common shares underlying options authorized for future grant was 7,114,095.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
      Reference is made to the sections captioned “Certain Relationships and Related Transactions” and “Controlled Company Status” in our Proxy Statement, which are incorporated herein by reference.

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
      Date: March 9, 2007
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007

/s/ R. SCOTT DONOVAN R. Scott Donovan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007

* V. Prem Watsa	Director	March 9, 2007

* James F. Dowd	Director	March 9, 2007

* Peter M. Bennett	Director	March 9, 2007

* Anthony F. Griffiths	Director	March 9, 2007

* Patrick W. Kenny	Director	March 9, 2007

* Samuel A. Mitchell	Director	March 9, 2007

* Brandon Sweitzer	Director	March 9, 2007

* Paul M. Wolff	Director	March 9, 2007

*By:	/s/ ANDREW A. BARNARD

Andrew A. Barnard
Attorney-in-fact

EXHIBIT INDEX

Number	Title of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001). Also see Exhibits 4.7 and 4.8 hereto.
3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
4.2	Indenture dated June 18, 2002 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).
4.3	Indenture dated October 31, 2003 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 6.875% Senior Notes due 2015 and the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.4	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.5	Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).
4.6	Global Security dated May 13, 2005, representing $125,000,000 aggregate principal amount of 6.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).
4.7	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.8	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.9	Form of Stock Certificate evidencing the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.10	Form of Stock Certificate evidencing the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.11	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series A (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
4.12	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series B (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
4.13	Indenture dated as of November 28, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series C (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006).
10.1	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

Number	Title of Exhibit

10.2	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.3	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002), Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001) and Inter-Company Tax Allocation Agreement effective as of March 4, 2003 between Odyssey Re Holdings Corp. and Fairfax Inc. (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).
10.4	Employment Agreement dated as of September 14, 2005 between Andrew A. Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on September 16, 2005.**
10.5	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.6	Employment Agreement dates as of August 24, 2006 between R. Scott Donovan and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2006).
10.7	Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut and guarantee of Odyssey Re Holdings Corp. executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004) which amends the Lease Agreement between TIG Insurance Company and First Stamford Place Company, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.8	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.9	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2003).
10.10	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Clearwater Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.11	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Hudson Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.12	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Newline Underwriting Management Ltd. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.13	Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

Number	Title of Exhibit

10.14	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.15	Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.16	Indemnification Agreement in favor of Odyssey Reinsurance Corporation from Fairfax Financial Holdings Limited dated as of March 20, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.17	Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.18	Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.19	Odyssey Re Holdings Corp. Restricted Share Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.20	Odyssey Re Holdings Corp. Stock Option Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.21	Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.22	Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.23	Odyssey America Reinsurance Corporation 401(k) Excess Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.24	Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.25	Exchange Agreement among TIG Insurance Company, ORH Holdings Inc. and Odyssey Re Holdings Corp dated as of June 19, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.26	Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.27	Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.28	Note Purchase Agreement dated as of November 15, 2001 among Odyssey Re Holdings Corp. and the purchasers listed in Schedule A attached thereto, including the form of Notes issued in connection therewith (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.29	Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement filed on March 21, 2002).**

Number	Title of Exhibit

10.30	Credit Agreement dated as of September 23, 2005 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, and the other parties thereto, and the promissory notes executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2005).
10.31	Commutation and Release Agreement effective as of September 29, 2006 between Clearwater Insurance Company and nSpire Re Limited (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).
*10.32	Resignation and Separation Agreement dated March 9, 2007 by and between Odyssey Re Holdings Corp. and Robert Giammarco.**
*21.1	List of the Registrant’s Subsidiaries.
*23	Consent of PricewaterhouseCoopers LLP.
*24	Powers of Attorney.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement