Form 10-Q
period 2007-03-31
ODYSSEY RE HOLDINGS CORP
filed 2007-05-09
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-16535
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Odyssey Re Holdings Corp.	06902
300 First Stamford Place	(Zip Code)
Stamford, Connecticut
(Address of principal executive offices)
Registrant’s telephone number, including area code: (203) 977-8000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 7, 2007

Common Stock, par value $0.01 per share	72,256,782

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION
PART I — Item 1.     Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $4,343,554 and $3,547,656, respectively)	$4,257,321	$3,501,580
Fixed income securities, held as trading securities, at fair value	261,951	—
Redeemable preferred stock, at fair value (cost $3,903)	3,859	—
Equity securities:
Common stocks, at fair value (cost $635,357 and $576,212, respectively)	696,016	636,749
Common stocks, at equity	249,712	245,416
Short-term investments, at fair value	315,499	119,403
Cash and cash equivalents	906,944	2,061,796
Cash collateral	376,942	365,033
Other invested assets	151,635	136,111

Total investments and cash	7,219,879	7,066,088
Accrued investment income	56,990	50,930
Premiums receivable	499,651	475,453
Reinsurance recoverable on paid losses	66,378	59,768
Reinsurance recoverable on unpaid losses	703,751	739,019
Prepaid reinsurance premiums	55,114	50,486
Funds held by reinsureds	153,575	154,573
Deferred acquisition costs	151,107	149,886
Federal and foreign income taxes	84,834	116,920
Other assets	73,430	90,589

Total assets	$9,064,709	$8,953,712

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,155,810	$5,142,159
Unearned premiums	732,687	741,328
Reinsurance balances payable	122,496	102,711
Funds held under reinsurance contracts	92,027	96,854
Debt obligations	511,535	512,504
Obligation to return borrowed securities	118,173	119,798
Other liabilities	179,275	154,779

Total liabilities	6,912,003	6,870,133

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 71,265,608 and 71,218,616 shares issued, respectively	713	712
Additional paid-in capital	1,024,184	1,029,349
Treasury shares, at cost (64,933 and 77,668 shares, respectively)	(2,437)	(2,528)
Accumulated other comprehensive income, net of deferred income taxes	925	25,329
Retained earnings	1,129,281	1,030,677

Total shareholders’ equity	2,152,706	2,083,579

Total liabilities and shareholders’ equity	$9,064,709	$8,953,712

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,

	2007	2006

REVENUES
Gross premiums written	$568,214	$592,811
Ceded premiums written	41,994	56,811

Net premiums written	526,220	536,000
Decrease in unearned premiums	12,687	17,452

Net premiums earned	538,907	553,452
Net investment income	81,476	124,392
Net realized investment gains	48,097	78,645

Total revenues	668,480	756,489

EXPENSES
Losses and loss adjustment expenses	367,514	350,362
Acquisition costs	107,822	122,379
Other underwriting expenses	43,574	35,186
Other expense, net	5,481	7,194
Interest expense	9,501	8,817

Total expenses	533,892	523,938

Income before income taxes	134,588	232,551

Federal and foreign income tax provision:
Current	23,662	73,144
Deferred	22,278	6,996

Total federal and foreign income tax provision	45,940	80,140

Net income	88,648	152,411
Preferred dividends	(2,092)	(1,997)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$86,556	$150,414

BASIC
Weighted average common shares outstanding	70,462,139	68,405,277
Basic earnings per common share	$1.23	$2.20
DILUTED
Weighted average common shares outstanding	72,129,512	72,557,991
Diluted earnings per common share	$1.20	$2.08
DIVIDENDS
Dividends declared per common share	$0.06	$0.03
COMPREHENSIVE INCOME
Net income	$88,648	$152,411
Other comprehensive loss, net of tax	(7,908)	(30,140)

Comprehensive income	$80,740	$122,271

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended
	March 31,

	2007	2006

PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$40

COMMON SHARES (par value)
Balance, beginning of period	712	692
Common shares issued during the period	1	—

Balance, end of period	713	692

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	1,029,349	984,571
Common shares issued due to conversion of convertible debentures during the period	1,000	—
Net change due to stock option exercises and restricted share awards	(7,323)	(1,555)
Net effect of share-based compensation	1,158	1,223
Cumulative effect of a change in accounting for unearned stock compensation	—	(1,770)

Balance, end of period	1,024,184	982,469

TREASURY STOCK (at cost)
Balance, beginning of period	(2,528)	(2,916)
Purchases during the period	(8,611)	(2,342)
Reissuance during the period	8,702	2,096

Balance, end of period	(2,437)	(3,162)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	—	(1,770)
Cumulative effect of a change in accounting for unearned stock compensation	—	1,770

Balance, end of period	—	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	25,329	119,039
Cumulative effect of a change in accounting due to the adoption of SFAS 155	(16,496)	—
Unrealized net depreciation on securities, net of reclassification adjustments	(13,610)	(40,746)
Foreign currency translation adjustments	5,702	10,606

Balance, end of period	925	88,899

RETAINED EARNINGS
Balance, beginning of period	1,030,677	539,799
Cumulative effect of a change in accounting due to the adoption of SFAS 155	16,496	—
Net income	88,648	152,411
Dividends declared to preferred shareholders	(2,092)	(1,997)
Dividends declared to common shareholders	(4,448)	(2,160)

Balance, end of period	1,129,281	688,053

TOTAL SHAREHOLDERS’ EQUITY	$2,152,706	$1,756,991

COMMON SHARES OUTSTANDING
Balance, beginning of period	71,140,948	69,127,532
Issued during the period	46,992	—
Net treasury shares reissued (acquired)	12,735	(14,731)

Balance, end of period	71,200,675	69,112,801

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,648	$152,411
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	(14,851)	49,625
Decrease in unearned premiums	(13,269)	(18,593)
Increase in unpaid losses and loss adjustment expenses	48,918	115,329
Decrease in federal and foreign income taxes receivable	36,592	109,656
(Increase) decrease in deferred acquisition costs	(1,221)	8,696
Amortization of stock-based compensation	1,423	1,425
Other assets and liabilities, net	5,368	(20,053)
Net realized investment gains	(48,097)	(78,645)
Bond discount amortization, net	(1,659)	(4,148)
Net sales of trading securities	12,263	—

Net cash provided by operating activities	114,115	315,703

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	1,317	4,090
Sales of fixed income securities	193,389	92,100
Purchases of fixed income securities	(1,159,855)	(102,851)
Sales of equity securities	4,266	236,188
Purchases of equity securities	(73,008)	(24,485)
Net purchases of other invested assets	(23,544)	(2,528)
Net change in cash collateral	(11,644)	(24,628)
Net change in obligation to return borrowed securities	5,956	20,642
Net increase in short-term investments	(195,667)	(152,343)

Net cash (used in) provided by investing activities	(1,258,790)	46,185

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from debt issuance	—	99,286
Purchase of treasury shares	(9,721)	(2,342)
Dividends paid to preferred shareholders	(2,094)	(1,944)
Dividends paid to common shareholders	(4,448)	(2,160)
Proceeds from exercise of stock options	1,079	—
Excess tax benefit from stock-based compensation	168	—

Net cash (used in) provided by financing activities	(15,016)	92,840

Effect of exchange rate changes on cash and cash equivalents	4,839	(1,209)

(Decrease) increase in cash and cash equivalents	(1,154,852)	453,519
Cash and cash equivalents, beginning of period	2,061,796	1,528,427

Cash and cash equivalents, end of period	$906,944	$1,981,946

Supplemental disclosures of cash flow information:
Interest paid	$2,826	$—

Income taxes paid (recovered)	$9,348	$(30,326)

Non-cash activity:
Conversion of 4.375% convertible debentures	$(1,000)	$—

Issuance of common stock	$1,000	$—

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
      Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of March 31, 2007, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 59.6% of OdysseyRe.
      In February 2007, the Company approved the formation of the OdysseyRe Foundation, a tax-exempt private foundation, as a vehicle to facilitate its charitable giving activities. The main focus of the OdysseyRe Foundation will be the funding of charitable organizations active in the communities in which OdysseyRe employees live and work, and those charitable organizations dedicated to worldwide disaster relief.
      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP has been omitted since it is not required for interim reporting purposes. Readers should review the Company’s 2006 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all adjustments that, in management’s opinion, are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. Certain amounts from prior periods have been reclassified to conform with current presentations. The results for the three months ended March 31, 2007 are not necessarily indicative of the results for a full year.
      On January 1, 2007, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by the Company under SFAS 133. As a result of the adoption of SFAS 155 on January 1, 2007, the Company no longer bifurcates the embedded derivatives included in certain of its fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments are recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adoption, the Company

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007.
      On January 1, 2007, the Company adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.
      The Company elects to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of March 31, 2007, the Company has not recorded any interest or penalties. The Company files income tax returns with various federal, state, and foreign jurisdictions. The Company’s U.S. federal income tax returns for 1999 through 2006 remain open for examination and the Internal Revenue Service is currently examining the Company’s 2003 and 2004 returns. Income tax returns filed with various state and foreign jurisdictions remain open to examination but are not considered material.

2.	Earnings Per Share
      Basic earnings per common share are calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings per common share are calculated by dividing net income available to common shareholders for the period, adjusted for interest expense on the 4.375% convertible senior debentures, by the weighted-average number of common shares outstanding during the period, inclusive of: vested and non-vested shares granted under the OdysseyRe Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Company’s convertible debt to equity securities. Restricted shares, stock options or the effect of the conversion of the convertible debt and the related interest expense are not included in the calculation of diluted earnings per common share, if the effect would be antidilutive.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Net income per common share for the three months ended March 31, 2007 and 2006 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,

	2007	2006

Net income	$88,648	$152,411
Preferred dividends	(2,092)	(1,997)

Net income available to common shareholders — basic	86,556	150,414
Interest expense on 4.375% convertible senior debentures, net of tax	151	565

Net income available to common shareholders — diluted	$86,707	$150,979

Weighted average common shares outstanding — basic	70,462,139	68,405,277

Effect of dilutive shares:
4.375% convertible senior debentures	1,074,384	3,736,844
Stock options	184,824	135,330
Restricted shares	408,165	280,540

Total effect of dilutive shares	1,667,373	4,152,714

Weighted average common shares outstanding — diluted	72,129,512	72,557,991

Net earnings per common share:
Basic	$1.23	$2.20
Diluted	1.20	2.08
      In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the three months ended March 31, 2007 and 2006; 94,993 and 7,500, respectively, existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	Investments
      A summary of the Company’s investment portfolio as of March 31, 2007, excluding common stocks at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$3,135,534	$6,408	$100,038	$3,041,904
States, municipalities and political subdivisions	175,154	8,050	710	182,494
Foreign governments	969,261	6,407	7,146	968,522
All other corporate	63,605	2,771	1,975	64,401

Total fixed income securities, available for sale	4,343,554	23,636	109,869	4,257,321

Common stocks, at fair value:
Banks, trusts and insurance companies	197,381	34,342	5,868	225,855
Industrial, miscellaneous and all other	437,976	36,278	4,093	470,161

Total common stocks, at fair value	635,357	70,620	9,961	696,016

Redeemable preferred stock	3,903	—	44	3,859

Short-term investments	315,499	—	—	315,499

Cash and cash equivalents	906,944	—	—	906,944

Cash collateral	376,942	—	—	376,942

Total	$6,582,199	$94,256	$119,874	$6,556,581

      Common stocks accounted for under the equity method of accounting were carried at $249.7 million as of March 31, 2007, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $4.7 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $151.6 million as of March 31, 2007, reflecting no gross unrealized appreciation and gross unrealized depreciation of $0.1 million. Fixed income securities held as trading securities were carried at fair value of $262.0 million as of March 31, 2007, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations.
      During the first quarter of 2007, the Company determined that certain short-term investments were more appropriately classified as cash collateral due to the nature of those investments. The Company has reclassified the corresponding 2006 amounts.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      A summary of the Company’s investment portfolio as of December 31, 2006 excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$2,613,336	$7,434	$103,398	$2,517,372
States, municipalities and political subdivisions	175,541	6,172	687	181,026
Foreign governments	435,927	8,638	3,113	441,452
All other corporate	322,852	40,794	1,916	361,730

Total fixed income securities, available for sale	3,547,656	63,038	109,114	3,501,580

Common stocks, at fair value:
Banks, trusts and insurance companies	162,065	34,136	781	195,420
Industrial, miscellaneous and all other	414,147	27,182	—	441,329

Total common stocks, at fair value	576,212	61,318	781	636,749

Short-term investments	119,403	—	—	119,403

Cash and cash equivalents	2,061,796	—	—	2,061,796

Cash collateral	365,033	—	—	365,033

Total	$6,670,100	$124,356	$109,895	$6,684,561

      Common stocks accounted for under the equity method of accounting were carried at $245.4 million as of December 31, 2006, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $4.1 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $136.1 million as of December 31, 2006, reflecting no gross unrealized appreciation, and gross unrealized depreciation of $0.1 million. The Company held no fixed income securities held as trading securities as of December 31, 2006.
      As a result of the adoption of SFAS 155 on January 1, 2007, the Company no longer bifurcates the embedded derivatives included in certain of its fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments are recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adopting SFAS 155, the Company recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
earnings as of January 1, 2007. The following sets forth the components of the cumulative adjustment as of January 1, 2007 (in thousands):

	As of January 1, 2007

	Cost or
	Amortized		Gain,	Loss,
	Cost	Fair Value	pre-tax	pre-tax

Corporate securities	$150,658	$168,403	$18,941	$(1,196)
Foreign government securities	76,877	84,511	8,426	(792)

Net cumulative effect of a change in accounting principle due to the adoption of SFAS 155	$227,535	$252,914	$27,367	$(1,988)

(a)	Net Investment Income and Realized Investment Gains (Losses)
      The following table sets forth the components of net investment income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,

	2007	2006

Interest on fixed income securities	$44,193	$35,727
Dividends on preferred stocks	78	—
Dividends on common stocks, at fair value	5,450	2,815
Net income of common stocks, at equity	5,777	63,585
Interest on cash and short-term investments	24,692	19,496
Other invested assets	11,532	9,989

Gross investment income	91,722	131,612
Less: investment expenses	7,585	2,975
Less: interest on funds held under reinsurance contracts	2,661	4,245

Net investment income	$81,476	$124,392

      The following table sets forth the components of net realized investment gains and losses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,

	2007			2006

	Gross	Gross	Net	Gross	Gross	Net
	Realized	Realized	Realized	Realized	Realized	Realized
	Investment	Investment	Investment	Investment	Investment	Investment
	Gains	Losses	Gains	Gains	Losses	Gains (Losses)

Fixed income securities	$42,104	$4,755	$37,349	$10,991	$5,939	$5,052
Equity securities	1,078	94	984	95,665	2,333	93,332
Derivative securities	16,405	10,688	5,717	14,115	36,259	(22,144)
Other securities	27,538	23,491	4,047	9,389	6,984	2,405

Total	$87,125	$39,028	$48,097	$130,160	$51,515	$78,645

      There were no other-than-temporary write-downs of investments during the three months ended March 31, 2007. Included in gross realized investment losses for the three months ended March 31, 2006 are

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
$3.0 million related to realized investment losses on the other-than-temporary write-down of private equity investments, which are included in other securities.

(b)	Changes in Unrealized Appreciation (Depreciation)
      The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income and other comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,

	2007	2006

Fixed income securities	$(40,157)	$(31,981)
Redeemable preferred stock	(44)	—
Equity securities	(518)	(35,360)
Other invested assets	19	4,655

Decrease in unrealized net appreciation of investments	(40,700)	(62,686)
Benefit for deferred income taxes	14,245	21,940

Net decrease in unrealized net appreciation of investments	(26,455)	(40,746)
Cumulative effect of a change in accounting principle due to the adoption of SFAS 155, net of tax, excluding foreign currency effects	12,845	—

Net decrease in unrealized net appreciation of investments included in other comprehensive income	$(13,610)	$(40,746)

(c)	Common Stocks, at Equity
      Common stocks, at equity, totaled $249.7 million as of March 31, 2007 and $245.4 million as of December 31, 2006. The following table sets forth the components of common stocks, at equity, as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Hub International Limited	$96,912	$95,993
TRG Holding Corporation	78,752	79,859
Fairfax Asia Limited	50,100	47,545
Advent Capital (Holdings) PLC	21,394	19,718
MFXchange Holdings Inc	2,179	1,926
Other common stock	375	375

Total common stock, at equity	$249,712	$245,416

      Hub International Limited (“Hub”), which is 13.3% owned by the Company, announced on February 26, 2007 that it has agreed to be acquired by a group of private equity firms. The private equity firms have agreed to pay $41.50 per share in cash for Hub. The transaction is subject to Hub shareholder approval, Canadian court approval, and regulatory approvals in the United States and Canada, and is expected to be completed toward the end of the second quarter of 2007. The Company expects to recognize pre-tax income of approximately $120.0 million ($78.0 million, after tax), principally through realized gains, related to the sale of its ownership in Hub.
      During the three months ended March 31, 2006, the Company redeemed 49% of its economic interest, or 2.9 million shares, in HWIC Asia Fund (“HWIC Asia”), an investment vehicle that primarily invests in public foreign equities, for cash consideration of $215.3 million, resulting in a pre-tax realized investment gain of $87.7 million. The consideration received upon redemption was based on the fair value of HWIC Asia at each of the redemption dates. As a result of the redemption, as of March 31, 2006, the Company’s voting interest in

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
HWIC Asia was 30.4% and its economic interest in a portfolio of invested assets of HWIC Asia which share similar investment criteria as those of the Company was 39.6%. The Company redeemed its remaining investment in HWIC Asia during 2006.
      The Company’s equity in the net income of HWIC Asia, for the three months ended March 31, 2006, which excludes the realized investment gains from the share redemption discussed above, is included in pre-tax net investment income and is comprised of the following items (in thousands):

Three Months Ended
March 31, 2006

Equity in net investment income of HWIC Asia	$(288)
Equity in net realized capital gains of HWIC Asia	63,821

Equity in net income of HWIC Asia, before taxes	$63,533

      Including realized investment gains of $87.7 million related to the redemption of HWIC Asia shares in the first quarter of 2006, total realized investment gains from the Company’s interest in HWIC Asia were $151.5 million pre-tax for the three months ended March 31, 2006.
      The Company fully redeemed its ownership of HWIC Asia shares in September 2006; accordingly, the Company had no equity interest in HWIC Asia as of March 31, 2007 and December 31, 2006. A summary of HWIC Asia’s financial information, and the Company’s proportionate share of HWIC Asia for the three months ended March 31, 2006, follows (in thousands):

	Three Months Ended
	March 31, 2006

	Investee
	Financial	Company
	Statements	Share

Total revenues	$116,508	$63,898
Total expenses	1,046	365

Net income	$115,462	$63,533

      The aggregate of the Company’s equity investees’ summarized financial information, and the Company’s proportionate share thereof, as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006, follows (in thousands):

	Investee Financial Statements		Company Share

	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006

Invested assets	$1,546,909	$1,500,883	$227,110	$226,114

Total assets	$3,022,355	$3,013,571	$446,663	$455,599
Total liabilities	1,391,021	1,445,099	196,951	210,183

Net assets	$1,631,334	$1,568,472	$249,712	$245,416

	Investee Financial Statements		Company Share

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2007	2006	2007	2006

Total revenues	$828,535	$737,422	$30,488	$92,179
Total expenses	720,868	684,513	24,711	28,594

Net income	$107,667	$52,909	$5,777	$63,585

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Due to the timing of when financial information is reported by equity investees, results attributable to these investments are generally reported in the Company’s consolidated financial statements on a one month or one quarter lag.

(d)	Restricted Assets
      The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions in which the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of March 31, 2007, restricted assets totaled $1.2 billion, with $789.2 million included in fixed income securities and the remaining balance of $382.6 million included in short-term investments, cash and cash equivalents.

4.	Accumulated Other Comprehensive Income
      The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,

	2007	2006

Beginning balance of accumulated other comprehensive income	$25,329	$119,039

Beginning balance of unrealized net appreciation on securities	23,377	106,137
Ending balance of unrealized net (depreciation) appreciation on securities	(3,078)	65,391

Current period change in unrealized net (depreciation) appreciation on securities	(26,455)	(40,746)

Beginning balance of foreign currency translation adjustments	13,447	14,107
Ending balance of foreign currency translation adjustments	15,498	24,713

Current period change in foreign currency translation adjustments	2,051	10,606

Beginning balance of benefit plan liabilities	(11,495)	(1,205)
Ending balance of benefit plan liabilities	(11,495)	(1,205)

Current period change of benefit plan liabilities	—	—

Ending balance of accumulated other comprehensive income	$925	$88,899

Decrease in accumulated other comprehensive income	$(24,404)	$(30,140)
Cumulative effect of a change in accounting principle due to the adoption of SFAS 155 included in accumulated other comprehensive income (Note 3)	16,496	—

Other comprehensive loss	$(7,908)	(30,140)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The components of comprehensive income for the three months ended March 31, 2007 and 2006 are shown in the following table (in thousands):

	Three Months Ended
	March 31,

	2007	2006

Net income	$88,648	$152,411

Other comprehensive income (loss), before tax:
Unrealized net depreciation on securities arising during the period	(2,976)	21,609
Reclassification adjustment for realized gains included in net income	(17,962)	(84,295)
Foreign currency translation adjustments	8,772	16,317

Other comprehensive loss, before tax	(12,166)	(46,369)

Tax (expense) benefit:
Unrealized net depreciation on securities arising during the period	1,041	(7,563)
Reclassification adjustment for realized gains included in net income	6,287	29,503
Foreign currency translation adjustments	(3,070)	(5,711)

Total tax benefit	4,258	16,229

Other comprehensive loss, net of tax	(7,908)	(30,140)

Comprehensive income	$80,740	$122,271

5.	Unpaid Losses and Loss Adjustment Expenses
      The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,

	2007	2006

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,142,159	$5,117,708
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	739,019	1,206,785

Net unpaid losses and loss adjustment expenses, beginning of period	4,403,140	3,910,923

Add: Losses and loss adjustment expenses incurred related to:
Current year	365,111	326,618
Prior years	2,403	23,744

Total losses and loss adjustment expenses incurred	367,514	350,362

Less: Paid losses and loss adjustment expenses related to:
Current year	34,180	32,135
Prior years	277,643	274,435

Total paid losses and loss adjustment expenses	311,823	306,570

Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	78,000

Effects of exchange rate changes	(6,772)	(6,463)

Net unpaid losses and loss adjustment expenses, end of period	4,452,059	4,026,252
Add: Ceded unpaid losses and loss adjustment expenses, end of period	703,751	1,087,487

Gross unpaid losses and loss adjustment expenses, end of period	$5,155,810	$5,113,739

      Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
from expected trends, the Company may have to adjust its reserves accordingly. The Company believes that the amount recorded represents its best estimate of unpaid losses and loss adjustment expenses based on the information available as of March 31, 2007. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.
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
      Losses and loss adjustment expenses incurred related to the current year were $365.1 million for the three months ended March 31, 2007, an increase of $38.5 million from $326.6 million for the three months ended March 31, 2006. Losses and loss adjustment expenses related to current year catastrophe events were $44.8 million for the three months ended March 31, 2007 compared to $9.2 million for the three months ended March 31, 2006, an increase of $35.6 million. For the three months ended March 31, 2007, current year catastrophe events of $44.8 million include $32.1 million related to Windstorm Kyrill in Europe.
      Losses and loss adjustment expenses incurred related to prior years were $2.4 million and $23.7 million for the three months ended March 31, 2007 and 2006, respectively. Prior period losses and loss adjustment expenses for the three months ended March 31, 2007 include a reduction of $2.1 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $4.5 million in 2007 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in 2007 on auto, general liability and aviation exposures written in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in 2007 on business written in the London Market and EuroAsia divisions. Prior period losses and loss adjustment expenses for the three months ended March 31, 2006 include an increase in loss estimates of $5.6 million on prior year catastrophes, principally due to unexpected marine loss emergence in 2006 in the London Market division related to Hurricane Rita. The remaining amount of prior period losses of $18.1 million in 2006 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in 2006 on U.S. casualty classes of business written in the Americas division in 2001 and prior years. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in 2006 on business written in the London Market, EuroAsia and U.S. Insurance divisions.
      Ceded unpaid losses and loss adjustment expenses for the three months ended March 31, 2007 decreased by $383.7 million, to $703.8 million, from $1,087.5 million as of March 31, 2006. This decrease is principally attributable to a $167.0 million decrease in property catastrophe unpaid reinsurance recoverables related to the 2005 hurricanes, a $71.0 million decrease in cessions to our Whole Account Excess of Loss Agreements, which relates to the commutation of certain of these contracts in the second quarter of 2006, and a $70.7 million decrease in unpaid reinsurance recoverables related to the commutation in the third quarter of 2006 of the 1995 Stop Loss Agreement with nSpire Re Limited, a wholly-owned subsidiary of Fairfax (“nSpire Re”). The Company accounted for the 1995 Stop Loss Agreement as retroactive reinsurance and established a deferred gain related to the contract, which was amortized into income over the estimated remaining settlement period of the underlying claims. On March 29, 2006, the Company received $78.0 million in cash from nSpire Re, which reduced the outstanding recoverable. In connection with the receipt of this cash, for the three months ended March 31, 2006, the Company recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain as a reduction in losses and loss adjustment expenses.
      The Company uses tabular reserving for workers’ compensation indemnity reserves, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population:

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
United States, 2003. Reserves reported at the discounted value were $132.1 million and $134.2 million as of March 31, 2007 and December 31, 2006, respectively. The amount of case reserve discount was $63.6 million and $64.9 million as of March 31, 2007 and December 31, 2006, respectively. The amount of incurred but not reported reserve discount was $29.5 million and $30.2 million as of March 31, 2007 and December 31, 2006, respectively.

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses
      The Company has exposure to losses from asbestos, environmental pollution and latent injury damage claims. Gross unpaid asbestos and environmental losses and loss adjustment expenses as of March 31, 2007 were $335.0 million, representing 6.5% of total gross unpaid losses and loss adjustment expenses compared to $344.7 million, or 6.7% of total gross unpaid losses and loss adjustment expenses as of December 31, 2006. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of Company and external trends in reported loss and claim payments.
      Estimation of ultimate asbestos and environmental liabilities is unusually complex due to several factors resulting from the long period between exposure and manifestation of these claims. This lag can complicate the identification of the sources of asbestos and environmental exposure, the verification of coverage and the allocation of liability among insurers and reinsurers over multiple years. This lag also exposes the claim settlement process to changes in underlying laws and judicial interpretations. There continues to be substantial uncertainty regarding the ultimate number of insureds with injuries resulting from these exposures.
      In addition, other issues have emerged regarding asbestos exposure that have further impacted the ability to estimate ultimate liabilities for this exposure. These issues include an increasingly aggressive plaintiffs bar, an increased involvement of defendants with peripheral exposure, the use of bankruptcy filings due to asbestos liabilities as an attempt to resolve these liabilities to the disadvantage of insurers, the concentration of litigation in venues favorable to plaintiffs, and the potential of asbestos litigation reform at the state or federal level.
      The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
of reinsurance, for the three months ended March 31, 2007 and 2006, is set forth in the table below (in thousands):

	Three Months Ended
	March 31,

	2007	2006

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$308,747	$274,724
Add: Gross losses and loss adjustment expenses incurred	—	15,000
Less: Gross calendar year paid losses and loss adjustment expenses	9,450	8,743

Gross unpaid losses and loss adjustment expenses, end of period	$299,297	$280,981

Net unpaid losses and loss adjustment expenses, beginning of period	$189,015	$119,268
Add: Net losses and loss adjustment expenses incurred	—	(11,423)
Less: Net calendar year paid losses and loss adjustment expenses	3,658	4,957
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	34,768

Net unpaid losses and loss adjustment expenses, end of period	$185,357	$137,656

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$35,935	$40,420
Add: Gross losses and loss adjustment expenses incurred	—	(45)
Less: Gross calendar year paid losses and loss adjustment expenses	210	1,009

Gross unpaid losses and loss adjustment expenses, end of period	$35,725	$39,366

Net unpaid losses and loss adjustment expenses, beginning of period	$26,745	$13,522
Add: Net losses and loss adjustment expenses incurred	—	(2,867)
Less: Net calendar year paid losses and loss adjustment expenses	(170)	1,292
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	10,565

Net unpaid losses and loss adjustment expenses, end of period	$26,915	$19,928

      The Company did not incur net losses and loss adjustment expenses related to asbestos and environmental claims for the three months ended March 31, 2007. For the three months ended March 31, 2006, net losses and loss adjustment expenses for asbestos claims decreased $11.4 million. Included in this amount is a $5.0 million net reserve increase which was reduced by a $16.4 million benefit recognized as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Environmental net losses and loss adjustment expenses for the three months ended March 31, 2006 reflect a $2.9 million benefit as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Net losses and loss adjustment expenses are net of amounts ceded to the 1995 Stop Loss Agreement, increased by amounts collected from nSpire Re under the 1995 Stop Loss Agreement prior to the settlement period. The $78.0 million payment from nSpire Re under the 1995 Stop Loss Agreement, as discussed in more detail in Note 5, was allocated to asbestos and environmental reserves, based on the distribution of stop loss ceded reserves prior to the receipt of the $78.0 million. As the Company received the $78.0 million in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses. This contract was commuted effective September 29, 2006.
      The Company’s survival ratio for asbestos and environmental-related liabilities as of March 31, 2007 is 12 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, on March 31, 2007, divided by the average paid asbestos and environmental claims for the last three years of $18.3 million,

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
which are net of reinsurance. The Company’s underlying survival ratio for asbestos-related liabilities is 11 years and for environmental-related liabilities is 27 years.

7.	Debt Obligations
      The components of debt obligations as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31,	December 31,
	2007	2006

7.65% Senior Notes due 2013	$224,714	$224,703
6.875% Senior Notes due 2015	124,347	124,327
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000
4.375% Convertible Senior Debentures due 2022	22,474	23,474

Total debt obligations	$511,535	$512,504

      On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), maturing on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, with the first interest payment being made on March 15, 2007. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. As of March 31, 2007, the annual interest rate on the Series C Notes is 7.86%.
      On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering of $99.3 million, after fees and expenses, were used for general corporate purposes, including a capital contribution to Odyssey America. The debentures were sold in two tranches, $50.0 million of Series A due March 15, 2021 and $50.0 million of Series B due March 15, 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to the three-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The Series A debentures are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B debentures are callable by the Company in 2009 at their par value, plus accrued and unpaid interest. For the three months ended March 31, 2007, the annual interest rate on each series of debentures is 7.56%, compared to an annual interest rate of 7.42% for the corresponding 2006 period.
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
      In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
at the Company’s option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions included the common stock of the Company trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, the Company was permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of the Company’s common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, resulting in a decrease to Convertible Notes and a corresponding increase to shareholders’ equity of $40.1 million. In March 2007, the Company announced that it had called for the redemption of the remaining $22.5 million principal value of its outstanding Convertible Notes (see Note 13).
      As of March 31, 2007, the aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2007	$22,474
2013	225,000
2015	125,000
2016	50,000
2021	90,000

Total	$512,474

      The Company maintains a three-year revolving credit facility of $150.0 million, which is available for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. Wachovia Bank, N.A. is the administrative agent for the credit facility, and is one of a group of lenders thereunder. As of March 31, 2007, there was $55.0 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility will bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option, loans will bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%.

8.	Segment Reporting
      The Company’s operations are managed through four operating segments: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and facultative basis. The EuroAsia division writes primarily treaty and facultative property business. The London Market division operates through three distribution channels, Newline at Lloyd’s and Newline Insurance Company Limited, which focus on casualty insurance, and the London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard automobile.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The financial results of these divisions for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

			London	U.S.
Three Months Ended March 31, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$217,676	$143,424	$80,290	$126,824	$568,214
Net premiums written	211,664	134,772	70,901	108,883	526,220
Net premiums earned	$220,757	$137,117	$81,183	$99,850	$538,907

Losses and loss adjustment expenses	148,067	101,044	51,912	66,491	367,514
Acquisition costs and other underwriting expenses	66,960	37,153	21,463	25,820	151,396

Total underwriting deductions	215,027	138,197	73,375	92,311	518,910

Underwriting income (loss)	$5,730	$(1,080)	$7,808	$7,539	19,997

Net investment income					81,476
Net realized investment gains					48,097
Other expense, net					(5,481)
Interest expense					(9,501)

Income before income taxes					$134,588

Underwriting ratios:
Losses and loss adjustment expenses	67.1%	73.7%	63.9%	66.6%	68.2%
Acquisition costs and other underwriting expenses	30.3	27.1	26.5	25.9	28.1

Combined ratio	97.4%	100.8%	90.4%	92.5%	96.3%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended March 31, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$232,512	$135,737	$84,776	$139,786	$592,811
Net premiums written	222,316	128,606	75,559	109,519	536,000
Net premiums earned	$241,850	$128,572	$83,176	$99,854	$553,452

Losses and loss adjustment expenses	171,380	74,690	51,091	53,201	350,362
Acquisition costs and other underwriting expenses	79,949	33,296	19,952	24,368	157,565

Total underwriting deductions	251,329	107,986	71,043	77,569	507,927

Underwriting (loss) income	$(9,479)	$20,586	$12,133	$22,285	45,525

Net investment income					124,392
Net realized investment gains					78,645
Other expense, net					(7,194)
Interest expense					(8,817)

Income before income taxes					$232,551

Underwriting ratios:
Losses and loss adjustment expenses	70.8%	58.1%	61.4%	53.3%	63.3%
Acquisition costs and other underwriting expenses	33.1	25.9	24.0	24.4	28.5

Combined ratio	103.9%	84.0%	85.4%	77.7%	91.8%

9.	Commitments and Contingencies
      On September 7, 2005, the Company announced that it had been advised by Fairfax that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, the Company provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of the Company’s financial results announced by it on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. The Company is cooperating fully in addressing its obligations under this subpoena. This inquiry is ongoing, and the Company continues to comply with requests from the SEC and the U.S. Attorney’s office. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the Company’s potential liability in this matter that has not been recorded by the Company as of March 31, 2007 could range between $35 million to $40 million, after taxes. It is presently anticipated that the case will go to trial in the second half of 2007. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its newly deposited funds at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to the OdysseyRe’s liquidity and capital resources. In January 2006, Odyssey America received assets with a par value of $48.6 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38.0 million equivalent, in new funds at Lloyd’s. In September 2006, Odyssey America received assets with a par value of $10.7 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of March 31, 2007, Odyssey America continues to have a par value of $102.7 million, or approximately £52.3 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair market value of the pledged assets as of March 31, 2007 is $127.9 million, or approximately £65.2 million equivalent. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      The Company participates in Lloyd’s through its 100% ownership of Newline where the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $247.5 million as of March 31, 2007, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
      Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax that is now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Ranger to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ outstanding case loss reserves as of March 31, 2007. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Ranger provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement. The Company does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.
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
      Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 29.5% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. Odyssey America was given the option to reinsure a portion of the business written by Falcon. The option was not exercised and terminated on December 31, 2005. For March 31, 2007 and 2006, Falcon paid

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
$0.1 million and $0.1 million, respectively, to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $54.0 million, based on Falcon’s loss reserves at March 31, 2007. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $51.0 million as of March 31, 2007. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its liquidity and capital resources.
      The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit agreement was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company did not recognize other-than-temporary write-down in the carrying value of ORE for the three months ended March 31, 2007, however, as of March 31, 2007, the Company has written down the value of its investment in ORE by $9.9 million, which includes a write-down of $2.3 million during the three months ended March 31, 2006.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the three months ended March 31, 2007 and 2006 is comprised of the following components (in thousands):

	Three Months Ended
	March 31,

	2007	2006

Defined Benefit Pension Plan:
Service cost	$1,268	$1,099
Interest cost	745	667
Return on assets	(621)	(609)
Recognized net actuarial loss	165	153
Net amortization and deferral	14	14

Net periodic benefit cost	$1,571	$1,324

Excess Benefit Plans:
Service cost	$200	$193
Interest cost	208	200
Recognized net actuarial loss	70	85
Recognized prior service cost	(9)	(9)
Other	1	17

Net periodic benefit cost	$470	$486

Postretirement Benefit Plan:
Service cost	$407	$385
Interest cost	177	151
Net amortization and deferral	(26)	(21)

Net periodic benefit cost	$558	$515

      No contributions have been made to the above plans for the three months ended March 31, 2007 and 2006.

11.	Stock Based Compensation Plans
      As of March 31, 2007, the Company had three stock incentive plans (the “Plans”), the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof.
      In accordance with SFAS 123(R), compensation cost associated with stock options recognized during 2007 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted on or after December 31, 2005, based on the grant-date fair value estimated.
     (a) Stock Options

2002 Option Plan
      In 2002, the Company adopted the 2002 Option Plan, which provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by, or provide services to the Company. Options for an aggregate of 1,500,000 of the Company’s common shares may be granted under the 2002 Option Plan. Pursuant to the 2002 Option Plan, 25% of the options granted become exercisable on each anniversary of

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
the grant in each of the four years following the date of grant, and all options expire 10 years from the date of grant. As of March 31, 2007, there were 743,709 shares available to grant under the 2002 Option Plan. Stock options are exercisable at the grant price.
      As of March 31, 2007, there was $0.2 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $1.2 million, as compared to less than $0.1 million of total intrinsic value of options exercised during the three months ended March 31, 2006.
      The following table summarizes stock option activity for the 2002 Option Plan for the three months ended March 31, 2007:

		Weighted-Average
	Shares	Exercise Price

Options outstanding as of December 31, 2006	503,950	$18.96
Forfeited	(625)	19.65
Exercised	(57,500)	18.77

Options outstanding as of March 31, 2007	445,825	$18.98

Vested and exercisable as of March 31, 2007	364,825	$18.66

      The Company did not grant any stock options in the three months ended March 31, 2007 and 2006. The weighted-average remaining contractual term for options outstanding as of March 31, 2007 and 2006 was 5.7 years and 6.5 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of March 31, 2007 was 5.5 years. As of March 31, 2007, the aggregate intrinsic value was $9.0 million for options outstanding and $6.8 million for options vested and exercisable.

2001 Option Plan
      In 2001, the Company adopted the 2001 Option Plan, which provides for the grant of stock options with a grant price of zero to officers and key employees of the Company employed outside of the United States. Options granted under the 2001 Option Plan generally vest and become exercisable in equal installments over three or five years from the date of grant. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. Awards under each of the 2001 Option Plan and the Restricted Share Plan (described below) may not exceed an aggregate of 10% of the Company’s issued and outstanding shares of common stock as of the last business day of the previous calendar year. The Company had 71,140,948 issued and outstanding shares of common stock as of December 31, 2006.
      As of March 31, 2007, there was $3.2 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The total fair value of the options exercised from the 2001 Option Plan during the three months ended March 31, 2007 was $0.3 million, as compared to the total fair value of the options exercised during the three months ended March 31, 2006 of $0.4 million.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The following table summarizes stock option activity for the 2001 Option Plan for the three months ended March 31, 2007:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Options outstanding as of December 31, 2006	141,978	$22.98
Granted	48,703	37.86
Forfeited	(2,602)	19.53
Exercised	(8,347)	24.29

Options outstanding as of March 31, 2007	179,732	$26.90

Vested and exercisable as of March 31, 2007	51,872	$23.19

      The weighted-average remaining contractual term for options outstanding as of March 31, 2007 and 2006 was 7.9 years and 7.9 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of March 31, 2007 was 7.1 years. As of March 31, 2007, the aggregate fair value was $7.1 million for options outstanding and $2.0 million for options vested and exercisable.

(b)	Restricted Stock

Restricted Share Plan
      In 2001, the Company adopted the Restricted Share Plan, which provides for the grant of restricted shares of the Company’s common stock to directors, officers and key employees of the Company. Shares granted under the Restricted Share Plan generally vest and become exercisable in equal installments over three years or five years from the grant dates. Amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. Awards under each of the Restricted Share Plan and the 2001 Option Plan (described above) may not exceed an aggregate of 10% of the Company’s issued and outstanding shares of common stock as of the last business day of the previous calendar year. The Company had 71,140,948 issued and outstanding shares of common stock as of December 31, 2006.
      In accordance with SFAS 123(R), the fair value of restricted share awards is estimated on the date of grant based on the market price of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of March 31, 2007, there was $15.5 million of unrecognized compensation cost related to unvested restricted share awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.0 years. The total fair value of the restricted share awards vested during the three months ended March 31, 2007 and 2006 was $4.1 million and $2.1 million, respectively. As of March 31, 2007, the aggregate fair value was $29.3 million for restricted share awards outstanding.
      The following table summarizes restricted share activity for the Restricted Share Plan for the three months ended March 31, 2007:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Restricted share awards outstanding as of December 31, 2006	683,382	$21.15
Granted	166,888	37.86
Vested	(104,980)	23.11

Restricted shares outstanding as of March 31, 2007	745,290	$25.21

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     (c)                                      Employee Share Purchase Plan
      In 2001, the Company established the Employee Share Purchase Plan (the “ESPP”). Under the terms of the ESPP, eligible employees may elect to purchase Company common shares in an amount up to 10% of their annual base salary. The Company issues or purchases, on the employee’s behalf, the Company’s common shares equal in value to 30% of the employee’s contribution. In the event that the Company achieves a return on equity of at least 15% in any calendar year, as computed in accordance with GAAP, additional shares are purchased by the Company for the employee’s benefit in an amount equal to 20% of the employee’s contribution during that year. During the three months ended March 31, 2007 and 2006, the Company purchased 21,976 shares and 22,554 shares, respectively, on behalf of employees pursuant to the ESPP, at average purchase prices of $38.59 and $23.56, respectively. The compensation expense recognized by the Company for purchases of the Company’s common shares under the ESPP was $0.1 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

(d)	General
      For the three months ended March 31 2007 and 2006, the Company received $1.1 million and $0.1 million, respectively, in cash from employees for the exercise of stock options. For the three months ended March 31 2007 and 2006, the Company recognized an expense related to all stock based compensation of $1.4 million and $1.4 million, respectively, resulting in a decrease in basic and diluted earnings per share of $0.01 and $0.01 for the three months ending March 31, 2007 and 2006, respectively. The total tax benefit recognized for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.5 million, respectively.

12.	Recent Accounting Pronouncements
      In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to define existing fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact of the adoption of SFAS 157, if any, on the Company’s financial position and results of operations.
      In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 will be effective for the Company beginning in the first quarter of 2008. The Company is evaluating the impact of the adoption of SFAS 159, if any, on its consolidated financial position and results of operations.

13.	Subsequent Event
      In March 2007, the Company announced that it had called for the redemption of the remaining $22.5 million principal value of its outstanding Convertible Notes (see Note 7). At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, the Company issued 1,056,107 shares of its common stock related to the final conversion of $22.5 million principal value of Convertible Notes. The conversion resulted in an increase to shareholders’ equity of $22.5 million, and no Convertible Notes remained outstanding as of such date.

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
      Our gross premiums written for the three months ended March 31, 2007 were $568.2 million, a decrease of $24.6 million, or 4.1%, compared to gross premiums written for the three months ended March 31, 2006 of $592.8 million. Our business outside of the United States accounted for 47.4% of our gross premiums written for the three months ended March 31, 2007, compared to 43.0% for the three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, we had net income available to common shareholders of $86.6 million and $150.4 million, respectively. As of March 31, 2007, we had total assets of $9.1 billion and total shareholders’ equity of $2.2 billion.
      The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.3% for the three months ended March 31, 2007, compared to 91.8% for the three months ended March 31, 2006.
      We operate our business through four divisions: the Americas, EuroAsia, London Market and U.S. Insurance.
      The Americas division is our largest division and writes casualty, surety and property treaty reinsurance, and facultative casualty reinsurance, in the United States and Canada, and primarily treaty and facultative property reinsurance in Central and South America.
      The EuroAsia division consists of our international reinsurance business, which is geographically dispersed, mainly throughout the European Union, followed by the Pacific Rim, the Middle East, Eastern Europe and Japan.
      The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, our London branch office and Newline Insurance Company Limited, our London-based insurance company. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.
      The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard personal automobile.

Premium Outlook
      We currently expect our total gross premiums written to decline by as much as 10% for the year ended December 31, 2007 as compared to 2006. This primarily reflects a reduction in the amount of reinsurance business written in 2007 on a proportional basis in certain classes of business, particularly for catastrophe exposed property business in the United States. Where appropriate, we are migrating proportional business to an excess of loss basis, which has the effect of reducing written premiums attributable to the coverage. We believe this more effectively allocates our capital resources in line with the underlying characteristics of the business. Proportional business represented 47.7% of our reinsurance gross premiums written for the three months ended March 31, 2007, compared to 51.1% for the year ended December 31, 2006.
Critical Accounting Estimates
      The consolidated financial statements and related notes included in Item 1 of this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries.
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
      Readers should review our 2006 Annual Report on Form 10-K for a more complete description of our significant accounting policies and accounting estimates.

Premium Estimates
      We derive our revenues from two principal sources: (i) premiums from insurance placed and reinsurance assumed, net of premiums ceded (net premiums written), and (ii) income from investments. Net premiums written are earned (net premiums earned) as revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending on the volume and inception dates of the business assumed and ceded and the mix of such business between proportional and excess of loss reinsurance.
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

      The following table displays, by division, the estimates included in our consolidated financial statements as of March 31, 2007 and 2006 and December 31, 2006 and 2005 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	As of	As of	Change
	March 31,	December 31,	Year to	March 31,	December 31,	Year to
Division	2007	2006	Date	2006	2005	Date

	Gross Premiums Written
Americas	$196.2	$218.5	$(22.3)	$266.9	$278.9	$(12.0)
EuroAsia	138.4	132.1	6.3	125.0	122.9	2.1
London Market	44.8	38.5	6.3	53.3	73.0	(19.7)

Total	$379.4	$389.1	$(9.7)	$445.2	$474.8	$(29.6)

	Acquisition Costs
Americas	$41.7	$49.4	$(7.7)	$57.2	$60.0	$(2.8)
EuroAsia	43.9	40.6	3.3	42.5	36.5	6.0
London Market	4.5	3.0	1.5	3.4	6.6	(3.2)

Total	$90.1	$93.0	$(2.9)	$103.1	$103.1	$—

	Premiums Receivable
Americas	$154.5	$169.1	$(14.6)	$209.7	$218.9	$(9.2)
EuroAsia	94.5	91.5	3.0	82.5	86.4	(3.9)
London Market	40.3	35.5	4.8	49.9	66.4	(16.5)

Total	$289.3	$296.1	$(6.8)	$342.1	$371.7	$(29.6)

	Unearned Premiums Reserve
Americas	$125.7	$139.1	$(13.4)	$167.5	$172.4	$(4.9)
EuroAsia	89.6	100.8	(11.2)	78.7	96.6	(17.9)
London Market	17.6	13.1	4.5	17.6	22.2	(4.6)

Total	$232.9	$253.0	$(20.1)	$263.8	$291.2	$(27.4)

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
      Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.0% of our gross premiums written for the three months ended March 31, 2007. As a result, we believe the risks of material changes over time are mitigated.
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
      We rely on initial and subsequent claims reports received from ceding companies to establish our estimates of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $20.0 million and $17.2 million as of March 31, 2007 and December 31, 2006, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.
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
      We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at March 31, 2007.
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
      We reported net adverse development for prior years of $2.4 million and $23.7 million for the three months ended March 31, 2007 and 2006, respectively. Prior period losses and loss adjustment expenses for the three months ended March 31, 2007 include a reduction of $2.1 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $4.5 million in 2007 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in 2007 on auto, general liability and aviation exposures written in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in 2007 on business written in the London Market and EuroAsia divisions. Prior period losses and loss adjustment expenses for the three months ended March 31, 2006 include an increase in loss estimates of $5.6 million on prior year catastrophes principally due to unexpected marine loss emergence in 2006 in the London Market division related to Hurricane Rita. The remaining amount of prior period losses of $18.1 million in 2006 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in 2006 on U.S. casualty classes of business written in the Americas division in 2001 and prior years. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in 2006 on business written in the London Market, EuroAsia and U.S. Insurance divisions. Our actual loss emergence reported in 2007 and 2006 for these classes of business was greater than our expectations, which were based on historical loss emergence information available prior to 2007 for the three months ended March 31, 2007 and prior to 2006 for the three months ended March 31, 2006. Upon consideration of this new loss emergence information received during 2007 and 2006, we revised our ultimate loss estimates, which had the effect of increasing our loss reserves.
      The ultimate settlement value of losses related to business written in prior periods, for the three months ended March 31, 2007 and 2006, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at December 31, 2006 and 2005 by 0.1% and 0.6%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions based upon that information. Every 1% point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and loss adjustment expenses as of March 31, 2007 will impact pre-tax income by $44.5 million.
      If a change were to occur in the frequency and severity of claims underlying our March 31, 2007 unpaid losses and loss adjustment expenses, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

2.50% unfavorable change	$111.3
5.00% unfavorable change	222.6
7.50% unfavorable change	333.9
      Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future emergence for certain segments of our business. In recent years, we experienced loss emergence, resulting from a combination of higher claim frequency and severity of losses, greater than expectations that were established based on a review of the prior years’ loss emergence trends, particularly for business written in the period 1997 through 2001. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time. These competitive conditions resulted in price pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the late 1990s through the early 2000s.
      The following table provides detail on adverse (favorable) loss and LAE development for prior years, by division, for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months
	Ended
	March 31,

	2007	2006

Americas	$15.1	$39.9
EuroAsia	(3.4)	(4.3)
London Market	(8.6)	(0.4)
U.S. Insurance	(0.7)	(11.5)

Total adverse loss and LAE development	$2.4	$23.7

      The Americas division reported net adverse loss development for prior years of $15.1 million and $39.9 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, the increase in prior years’ loss estimates is due to loss emergence greater than expectations in the period, principally attributable to auto, general liability and aviation lines. For the three months ended March 31, 2006, the increase in prior year loss estimates is principally due to loss emergence greater than expectations in the period for U.S. casualty business written in 2001 and prior years. The difficulty in anticipating the ultimate losses attributable to U.S. casualty business including auto and general liability, is due to calendar period emergence exceeding expectations that were established based on information available in prior years. This includes estimating the cost of known claims and estimating the cost of claims where no reports have yet been made. In addition, the ability to anticipate the ultimate value of losses is made difficult by the long period of time that elapses before an actual loss is known and determinable. In particular, competitive market conditions during the 1997 to 2001 period have resulted in unexpectedly prolonged emergence patterns as a result of an increasing level of deductibles, expanded coverage, expanded policy terms and an increase of corporate improprieties and bankruptcies. Losses attributable to general liability and excess workers’ compensation classes of business during the 1997 to 2001 period have also generated a higher frequency of large claims due to relatively broad coverage available under policy forms used during these periods. These factors have adversely impacted our ability to estimate losses and LAE in subsequent periods attributable to business written during this period.
      The EuroAsia division reported net favorable loss development for prior years of $3.4 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively. The reduction in prior year loss estimates for the three months ended March 31, 2007 is driven by loss emergence lower than expectations during the period on aviation and marine lines of business, partially offset by loss emergence greater than expectations during the period on motor and liability lines. For the three months ended March 31, 2006, the reduction in loss estimates is attributable to loss emergence lower than expectations during the period on miscellaneous specialty lines.
      The London Market division reported net favorable loss development for prior years of $8.6 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in prior year loss estimates for the three months ended March 31, 2007 results from favorable loss emergence trends for accident, satellite, and aviation business. The decrease in prior years loss estimates for three months ended March 31, 2006 is principally due to lower than expected loss emergence during the period on satellite and liability business offset by greater than expected loss emergence on prior period catastrophes, principally due to Hurricane Rita.

      The U.S. Insurance division reported net favorable loss development for prior years of $0.7 million and $11.5 million for the three months ended March 31, 2007 and 2006, respectively. The reduction in prior year loss estimates during the three months ended March 31, 2007 is attributable to loss emergence lower than expectations during the period for auto, partially offset by loss emergence greater than expectations during the period for general liability. The reduction in prior year loss estimates for the three months ended March 31, 2006 is attributable to loss emergence lower than expectations during the period for medical malpractice and auto.
      Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events and trends that may or may not occur or develop in the future, thereby affecting assumptions of claims frequency and severity. Examples of emerging claim and coverage issues and trends in recent years that could affect reserve estimates include developments in tort liability law, legislative attempts at asbestos liability reform, an increase in shareholder derivative suits against corporations and their officers and directors, and increasing governmental involvement in the insurance and reinsurance industry. The eventual outcome of these events and trends may be different from the assumptions underlying our loss reserve estimates. In the event that loss trends diverge from expected trends during the period, we adjust our reserves to reflect the change in losses indicated by revised expected loss trends. On a quarterly basis, we compare actual emergence of the total value of newly reported losses to the total value of losses expected to be reported during the period and the cumulative value since the date of our last reserve review. Variation in actual loss emergence from expectations may result in a change in our estimate of losses and LAE reserves. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. Changes in expected claim payment rates, which represent one component of losses and LAE emergence, may impact our liquidity and capital resources, as discussed below in “Liquidity and Capital Resources.”
      The following table summarizes, by type of reserve, the unpaid losses and LAE reserve as of March 31, 2007 and December 31, 2006. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of March 31, 2007			As of December 31, 2006

	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves

	(In millions)
Americas
Gross	$1,627.9	$1,263.9	$2,891.8	$1,661.5	$1,285.0	$2,946.5
Ceded	(272.8)	(120.5)	(393.3)	(292.1)	(135.7)	(427.8)

Net	$1,355.1	$1,143.4	$2,498.5	$1,369.4	$1,149.3	$2,518.7

EuroAsia
Gross	351.9	271.2	623.1	322.3	258.5	580.8
Ceded	(3.1)	(3.0)	(6.1)	(3.4)	(1.8)	(5.2)

Net	$348.8	$268.2	$617.0	$318.9	$256.7	$575.6

London Market
Gross	363.0	673.4	1,036.4	395.2	649.8	1,045.0
Ceded	(64.6)	(67.8)	(132.4)	(67.4)	(69.5)	(136.9)

Net	$298.4	$605.6	$904.0	$327.8	$580.3	$908.1

U.S. Insurance
Gross	166.0	438.5	604.5	160.6	409.2	569.8
Ceded	(47.7)	(124.2)	(171.9)	(48.2)	(120.9)	(169.1)

Net	$118.3	$314.3	$432.6	$112.4	$288.3	$400.7

Total
Gross	2,508.8	2,647.0	5,155.8	2,539.6	2,602.5	5,142.1
Ceded	(388.2)	(315.5)	(703.7)	(411.1)	(327.9)	(739.0)

Net	$2,120.6	$2,331.5	$4,452.1	$2,128.5	$2,274.6	$4,403.1

      Provision for IBNR in unpaid losses and LAE as of March 31, 2007 is $2,331.5 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the three months ended March 31, 2007 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $13.5 million. A change in loss emergence trends that increases unpaid losses and LAE at March 31, 2007 by 2.5% would increase IBNR by $111.3 million.
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
      Estimation of ultimate asbestos and environmental liabilities is unusually complex due to several factors resulting from the long period between exposure and manifestation of these claims. This lag can complicate the identification of the sources of asbestos and environmental exposure, the verification of coverage and the allocation of liability among insurers and reinsurers over multiple years. This lag also exposes the claim settlement process to changes in underlying laws and judicial interpretations. There continues to be substantial uncertainty regarding the ultimate number of insureds with injuries resulting from these exposures.
      In addition, other issues have emerged regarding asbestos exposure that have further impacted the ability to estimate ultimate liabilities for this exposure. These issues include an increasingly aggressive plaintiffs bar, an increased involvement of defendants with peripheral exposure, the use of bankruptcy filings due to asbestos liabilities as an attempt to resolve these liabilities to the disadvantage of insurers, the concentration of litigation in venues favorable to plaintiffs, and the potential of asbestos litigation reform at the state or federal level.
      We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of March 31, 2007, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $185.4 million and $26.9 million, respectively. See Note 6 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.
      We did not incur gross or net asbestos or environmental losses and LAE for the three months ended March 31, 2007. The following table provides the gross and net asbestos and environmental losses and LAE incurred for the three months ended March 31, 2006 (in millions):

Three Months Ended
March 31, 2006

Asbestos
Gross losses and LAE incurred	$15.0
Net losses and LAE incurred	(11.4)
Environmental
Gross losses and LAE incurred	$—
Net losses and LAE incurred	(2.9)
      Net losses and loss adjustment expenses for asbestos claims decreased $11.4 million for the three months ended March 31, 2006. Included in this amount is a $5.0 million net reserve increase, which was reduced by a $16.4 million benefit recognized as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Environmental net losses and loss adjustment expenses for the three months ended March 31, 2006 reflect a $2.9 million benefit as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. This agreement was commuted effective September 29, 2006.
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
      Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Three Months Ended
	March 31,

	2007	2006

Premiums Written
Direct	$160.7	$192.5
Add: assumed	407.5	400.3
Less: ceded	42.0	56.8

Net	$526.2	$536.0

Premiums Earned
Direct	$171.8	$192.2
Add: assumed	404.4	425.6
Less: ceded	37.3	64.3

Net	$538.9	$553.5

      The total amount of reinsurance recoverables on paid and unpaid losses as of March 31, 2007 and December 31, 2006 was $770.1 million and $798.8 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of March 31, 2007 and December 31, 2006 was $43.1 million and $42.5 million, respectively, and has been netted against reinsurance recoverables on loss payments. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $1.8 million and $1.9 million as of March 31, 2007 and December 31, 2006, respectively, which has been netted against premiums receivable.

      Our reinsurance protection, which covered certain amounts of our 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, we commuted ceded loss reserves of $71.8 million, and incurred a commutation loss of $5.5 million, pre-tax. We accounted for the 1995 Stop Loss Agreement as retroactive reinsurance and established a deferred gain related to the contract, which was amortized into income over the estimated remaining settlement period of the underlying claims. On March 29, 2006, we received $78.0 million in cash from nSpire Re, which reduced the outstanding recoverable. In connection with the receipt of this cash, for the three months ended March 31, 2006, we recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain as a reduction in losses and loss adjustment expenses.
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
      During the second quarter of 2006, we commuted certain Whole Account Excess of Loss Agreements for total consideration of $80.6 million through the settlement of funds held under reinsurance contracts (included as a liability on our consolidated balance sheet) and the receipt of cash from the reinsurer, net of the settlement of outstanding commissions receivable. During the second quarter of 2006, the commutation of these contracts decreased our paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million. This commutation covered all outstanding Whole Account Excess of Loss Agreements applicable to underwriting and accident years 1999 and prior as well as the reinsurer’s participation on underwriting years 2000 and 2001. Two Whole Account Excess of Loss Agreements covering underwriting years 2000 and 2001 remain outstanding, with loss cession limits for each fully utilized as of March 31, 2007. The principal reinsurer under these agreements is Underwriters Reinsurance Company (Barbados) Inc.

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
      The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreements for the three months ended March 31, 2007 and 2006 (in millions):

	Three Months
	Ended
	March 31,

Coverage period	2007	2006

Prior years	$—	$0.2
2000 underwriting year	(0.1)	0.2
2001 underwriting year	—	—

Total	$(0.1)	$0.4

      The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the three month ended March 31, 2007 and 2006 is as follows (in millions):

	Three Months
	Ended,
	March 31,

	2007	2006

Ceded earned premium	$0.2	$(0.1)
Ceded acquisition costs	0.4	0.7
Ceded losses and LAE	(0.1)	0.4

Net underwriting income	0.5	1.0
Interest expense	(2.1)	(4.2)

Loss before income taxes	$(1.6)	$(3.2)

      We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $584.5 thousand and $69.5 thousand for the three months ended March 31, 2007 and 2006, respectively.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Underwriting Results
      Gross Premiums Written. Gross premiums written for the three months ended March 31, 2007 decreased by $24.6 million, or 4.1%, to $568.2 million compared to $592.8 million for the three months ended March 31, 2006, as reflected in the following table (in millions):

	Three Months
	Ended March 31,		Change

Division	2007	2006	$	%

Americas	$217.7	$232.5	$(14.8)	(6.4)%
EuroAsia	143.4	135.7	7.7	5.7
London Market	80.3	84.8	(4.5)	(5.3)
U.S. Insurance	126.8	139.8	(13.0)	(9.3)

Total gross premiums written	$568.2	$592.8	$(24.6)	(4.1)%

      Total reinsurance gross premiums written for the three months ended March 31, 2007 were $407.5 million compared to $400.3 million for 2006, an increase of 1.8%. Total insurance gross premiums written for the three months ended March 31, 2007, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of the London Market division), were $160.7 million compared to $192.5 million for 2006, a decrease of 16.5%. For the three months ended March 31, 2007, total reinsurance gross premiums written represented 71.7% (67.5% in 2006) of our business, while insurance represented the remaining 28.3% (32.5% in 2006) of our business.
      Americas. Gross premiums written in the Americas division for the three months ended March 31, 2007 were $217.7 million, a decrease of $14.8 million, or 6.4%, as compared to $232.5 million for the three months ended March 31, 2006. These amounts represented 38.3% of our gross premiums written for the three months ended March 31, 2007 and 39.2% for the three months ended March 31, 2006. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $171.7 million for the three months ended March 31, 2007 decreased $26.5 million, or 13.4%, compared to $198.2 million for the three months March 31, 2006. The decline in gross premiums written is comprised of a decrease of $34.4 million in property business, primarily related to the reduction of our proportional business, offset by an increase in casualty and other classes of business of $7.9 million.

•	Latin America — Gross premiums written of $36.1 million for the three months ended March 31, 2007 increased $5.8 million, or 19.1%, compared to $30.3 million for the three months ended March 31, 2006. This increase is due to increases in treaty proportional business of $1.7 million, treaty excess business of $1.4 million, and an increase in facultative business of $2.6 million, primarily across property classes of business.

•	Canada — Gross premiums written of $9.9 million for the three months ended March 31, 2007 increased $5.9 million, or 147.5%, compared to $4.0 million for the three months ended March 31, 2006.
      EuroAsia. Gross premiums written in the EuroAsia division for the three months ended March 31, 2007 were $143.4 million, an increase of $7.7 million, or 5.7%, as compared to $135.7 million for the three months ended March 31, 2006. These amounts represented 25.3% of our gross premiums written for the three months ended March 31, 2007 and 22.9% in the corresponding period of 2006. This increase is primarily attributable to exchange rate movements during the first three months of 2007 compared to 2006 as the U.S. dollar weakened against the Euro, as well as reinstatement premiums for Windstorm Kyrill of $4.5 million, reflecting higher volume of property, liability and accident and health business, offset by lower volume in motor, credit and bonds, aviation and marine classes of business.

      London Market. Gross premiums written in the London Market division for the three months ended March 31, 2007 were $80.3 million, a decrease of $4.5 million, or 5.3%, as compared to $84.8 million for the three months ended March 31, 2006. These amounts represented 14.1% of our gross premiums written for the three months ended March 31, 2007 and 14.3% for the three months ended March 31, 2006. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $46.4 million for the three months ended March 31, 2007 increased $14.3 million, or 44.5%, compared to $32.1 million for the three months ended March 31, 2006. Gross premiums written from property business, which represents 54.0% of London Branch for the three months ended March 31, 2007, increased by $11.7 million, or 87.3%, for the three months ended March 31, 2007 compared to the corresponding period of 2006. The increase in property premiums is comprised of an increase of $2.0 million related to reinstatement premiums primarily related to Windstorm Kyrill and the increase of accounts recorded in the first quarter 2007 compared to 2006. We anticipate that the full year 2007 property premium volume will be consistent with calendar year 2006 volume. Marine and aviation business increased by $3.9 million or 32.0% for the three months ended March 31, 2007 compared to the corresponding period in 2006. Casualty business decreased by $1.3 million or 20.0% in 2007 compared to the corresponding period of 2006 due to the non-renewal of business that did not meet our underwriting criteria.

•	Newline — Gross premiums written of $33.9 million for the three months ended March 31, 2007 decreased $18.8 million, or 35.7%, compared to $52.7 million for the three months ended March 31, 2006. The decrease was primarily attributable to lower liability business which generally reflects more competitive market conditions, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.
      U.S. Insurance. Gross premiums written in the U.S. Insurance division for the three months ended March 31, 2007 were $126.8 million, a decrease of $13.0 million, or 9.3%, as compared to $139.8 million for the three months ended March 31, 2006. These amounts represented 22.3% of our gross premiums written for the three months ended March 31, 2007 and 23.6% for the three months ended March 31, 2006. There were no meaningful new programs added during the three months ended March 31, 2007. Lines of business which experienced the greatest change in gross premiums written during the quarter are as follows:

•	Professional liability gross premiums written increased $1.2 million, or 3.9%, to $31.8 million for the three months ended March 31, 2007, from $30.6 million for the three months ended March 31, 2006. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical malpractice gross premiums written were $37.5 million for the three months ended March 31, 2007, a decrease of $12.3 million, or 24.7%, from $49.8 million for the three months ended March 31, 2006. This decrease reflects the more competitive market conditions along with certain groups retaining more exposure or self-insuring their own programs. Medical malpractice, our largest line of business in the U.S. Insurance division, represented 29.6% of gross premiums written in U.S. Insurance for the three months ended March 31, 2007.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $4.4 million, or 21.9%, to $15.7 million from $20.1 million for the three months ended March 31, 2007 and 2006, respectively, primarily due to increased competition in California and recently introduced rating restrictions in California.
      Ceded Premiums Written. Ceded premiums written for the three months ended March 31, 2007 decreased by $14.8 million, or 26.1%, to $42.0 million (7.4% of gross premiums written) from $56.8 million (9.6% of gross premiums written) for the three months ended March 31, 2006. The decrease in ceded premiums written is due to the overall decrease in gross premiums written, combined with increased retentions in our U.S. Insurance business, as premiums ceded decreased by $12.3 million in 2007 to 14.1% of gross premiums written for the three months ended March 31, 2007 from 21.7% in the comparable 2006 period.

      Net Premiums Written. Net premiums written for the three months ended March 31, 2007 decreased by $9.8 million, or 1.8%, to $526.2 million from $536.0 million for the three months ended March 31, 2006. Net premiums written represent gross premiums written less ceded premiums written. The decrease in net premiums written is comprised of a decrease in our gross premiums written of $24.6 million offset by the decrease in our ceded premiums written of $14.8 million compared to 2006.
      Net Premiums Earned. Net premiums earned for the three months ended March 31, 2007 decreased by $14.6 million, or 2.6%, to $538.9 million, from $553.5 million for the three months ended March 31, 2006. Net premiums earned decreased by $21.1 million, or 8.7%, in the Americas division and by $2.0 million, or 2.4%, in the London Market division, offset by an increase in the EuroAsia division of $8.5 million, or 6.6%, with no change in the U.S. Insurance division. We expect that the lower level of net premiums written for the remainder of 2007 will result in reduced net premiums earned in subsequent quarters.
      Losses and Loss Adjustment Expenses. Net losses and LAE incurred increased $17.1 million, or 4.9%, to $367.5 million for the three months ended March 31, 2007, from $350.4 million for the three months ended March 31, 2006, as follows (in millions):

	Three Months
	Ended March 31,		Change

	2007	2006	$	%

Gross losses and LAE incurred	$386.4	$421.3	$(34.9)	(8.3)%
Less: ceded losses and LAE incurred	18.9	70.9	(52.0)	(73.3)

Net losses and LAE incurred	$367.5	$350.4	$17.1	4.9%

      The increase in net losses and LAE was principally related to an increase in current year catastrophe events of $35.6 million, ($44.8 million for the three months ended March 31, 2007 versus $9.2 million for the three months ended March 31, 2006), offset by a decline in development on prior years of $21.3 million ($2.4 million for the three months ended March 31, 2007 versus $23.7 million for the three months ended March 31, 2006). Losses and LAE for the three months ended March 31, 2007 include unfavorable development of $2.4 million attributable to 2006 and prior years, which reflects favorable emergence of $2.1 million on prior year catastrophe events, with the remainder principally related to auto, general liability and aviation lines in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in 2007 on business written in the London Market and EuroAsia divisions. Losses and LAE incurred during the three months ended March 31, 2006 include $23.7 million attributable to 2005 and prior years, which includes $5.6 million for catastrophe events occurring prior to 2006 with the remainder principally related to U.S. casualty classes of business. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in 2006 on business written in the London Market, EuroAsia and U.S. Insurance divisions.
      Ceded losses and LAE incurred for the three months ended March 31, 2007 decreased by $52.0 million, or 73.3%, to $18.9 million, from $70.9 million for the three months ended March 31, 2006. This decrease is principally attributable to a $19.3 million decrease in cessions to the 1995 Stop Loss Agreement, which was commuted in the third quarter of 2006, a decrease of $14.1 million in property catastrophe cessions and a decrease in ceded losses related to our insurance operations of $6.8 million ($15.1 million for the three months ended March 31, 2007 versus $21.9 million for the three months ended March 31, 2006) due to increased retentions.

      The loss and LAE ratio for the three months ended March 31, 2007 and 2006 and the percentage point change for each of our divisions and in total are as follows:

	Three Months
	Ended
	March 31,		Percentage
			Point
Division	2007	2006	Change

Americas	67.1%	70.8%	(3.7)
EuroAsia	73.7	58.1	15.6
London Market	63.9	61.4	2.5
U.S. Insurance	66.6	53.3	13.3

Total losses and LAE ratio	68.2%	63.3%	4.9

      The following tables reflect total losses and LAE as reported for each division and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended March 31, 2007 and 2006 (in millions):

Three Months Ended March 31, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$148.1	67.1%	$101.0	73.7%	$51.9	63.9%	$66.5	66.6%	$367.5	68.2%
Catastrophe Losses:
Windstorm Kyrill	—	0.0	22.8	16.6	9.3	11.5	—	0.0	32.1	6.0
Jakarta Floods	—	0.0	5.5	4.0	—	0.0	—	0.0	5.5	1.0
Other 2007 Catastrophe Losses	2.2	1.0	3.5	2.6	1.5	1.8	—	0.0	7.2	1.3
Hurricanes Katrina, Rita and Wilma	(1.0)	(0.5)	—	—	0.3	0.4	(0.1)	(0.1)	(0.8)	(0.1)
All Other Prior Years	0.2	0.1	(0.9)	(0.7)	(0.6)	(0.8)	—	—	(1.3)	(0.3)

Total catastrophe losses	1.4	0.6%	30.9	22.5%	10.5	12.9%	(0.1)	(0.1)%	42.7	7.9%
Prior period loss development including prior period catastrophe losses	$15.1	6.8%	$(3.4)	(2.5)%	$(8.6)	(10.6)%	$(0.7)	(0.7)%	$2.4	0.4%

Three Months Ended March 31, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total

		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$171.4	70.8%	$74.7	58.1%	$51.1	61.4%	$53.2	53.3%	$350.4	63.3%
Catastrophe Losses:
2006 Events	5.1	2.1	3.7	2.8	0.4	0.5	—	0.0	9.2	1.7
Hurricanes Katrina, Rita and Wilma	1.8	0.7	0.2	0.2	7.3	8.7	—	0.0	9.3	1.7
All Other Prior Years	(1.3)	(0.5)	(0.3)	(0.2)	(2.1)	(2.5)	—	0.0	(3.7)	(0.7)

Total catastrophe losses	5.6	2.3%	3.6	2.8%	5.6	6.7%	—	0.0%	14.8	2.7%
Prior period loss development including prior period catastrophe losses	$39.9	16.5%	$(4.3)	(3.3)%	$(0.4)	(0.4)%	$(11.5)	(11.5)%	$23.7	4.3%

      Americas Division — Losses and LAE decreased $23.3 million, or 13.6%, to $148.1 million for the three months ended March 31, 2007, from $171.4 million for the three months ended March 31, 2006. This resulted in a loss and LAE ratio of 67.1% for the three months ended March 31, 2007, compared to 70.8% for the three months ended March 31, 2006. The decrease in losses and LAE was principally due to a decrease in prior period loss development of $24.8 million and a decline in net earned premium of $21.1 million, or 8.7%. Losses and LAE for the three months ended March 31, 2007 include net adverse loss development of $15.1 million attributable to 2006 and prior years. This is principally attributable to loss emergence greater than expectations in 2007 on auto, general liability and aviation lines of business. Losses and LAE for the three months ended March 31, 2006 include net adverse loss development of $39.9 million attributable to 2005 and prior years principally due to U.S. casualty classes of business written in 2001 and prior years, and include $5.0 million for increased asbestos loss estimates, partially offset by a benefit of $19.3 million from the 1995 Stop Loss Agreement.
      EuroAsia Division — Losses and LAE increased $26.3 million, or 35.2%, to $101.0 million for the three months ended March 31, 2007, from $74.7 million for the three months ended March 31, 2006. This resulted in a loss and LAE ratio of 73.7% for the three months ended March 31, 2007, compared to 58.1% for the three months ended March 31, 2006. This increase is principally due to an increase in current year catastrophe losses of $28.1 million ($31.8 million for the three months ended March 31, 2007 versus $3.7 million for the three months ended March 31, 2006), of which $28.3 million relates to Windstorm Kyrill and the Jakarta Floods. Losses and LAE for the three months ended March 31, 2007 include a benefit of $3.4 million attributable to 2006 and prior years, principally due to favorable emergence on aviation and marine lines of business in the period, partially offset by unfavorable loss emergence on motor and liability lines. Losses and LAE in the three months ended March 31, 2006 include a benefit of $4.3 million attributable to 2005 and prior years, principally related to favorable emergence on miscellaneous specialty lines in the period.
      London Market Division — Losses and LAE increased $0.8 million, or 1.6%, to $51.9 million for the three months ended March 31, 2007, from $51.1 million for the three months ended March 31, 2006. This resulted in a loss and LAE ratio of 63.9% for the three months ended March 31, 2007, compared to 61.4% for the three months ended March 31, 2006. Current year losses and LAE include $9.3 million attributable to Windstorm Kyrill. Losses and LAE in the 2007 period include a benefit of $8.6 million attributable to 2006 and prior years, principally due to favorable emergence on satellite, accident and aviation exposures in the period. For the three months ended March 31, 2006, losses and LAE in the 2006 period include a benefit of $0.4 million attributable to 2005 and prior years, principally due to favorable emergence on satellite and liability lines, offset by $5.2 million of loss development from prior period catastrophe losses principally due to loss emergence greater than expectations on Hurricane Rita.
      U.S. Insurance Division — Losses and LAE increased $13.3 million, or 25.0%, to $66.5 million for the three months ended March 31, 2007, from $53.2 million for the three months ended March 31, 2006. This resulted in a loss and LAE ratio of 66.6% for the three months ended March 31, 2007, compared to 53.3% for the three months ended March 31, 2006. The increase in losses and LAE was principally related to a decrease in favorable loss emergence on prior years of $10.8 million ($0.7 million favorable loss emergence for the three months ended March 31, 2007 versus $11.5 million favorable loss emergence for the three months ended March 31, 2006). For the three months ended March 31, 2007, losses and LAE related to prior years decreased by $0.7 million due to favorable loss emergence on auto exposures, partially offset by unfavorable loss emergence on general liability. For the three months ended March 31, 2006, losses and LAE related to 2005 and prior years decreased by $11.5 million, principally due to loss emergence less than expectations in 2006 on medical malpractice and auto exposures.
      Acquisition Costs. Acquisition costs for the three months ended March 31, 2007 were $107.8 million, a decrease of $14.6 million or 11.9%, compared to $122.4 million for the three months ended March 31, 2006. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.0% for the three months ended March 31, 2007, compared to 22.1% for the three months ended March 31, 2006, a decrease of 2.1 points. The Americas, EuroAsia and U.S. Insurance divisions’ acquisition ratios decreased by 4.4 points, 0.2 points and 1.0 points, respectively, due to the change in composition of the mix of business written. The London Market acquisition expense ratio remained relatively flat for the three months ended March 31, 2007 compared to the corresponding period in 2006.

      Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2007 were $43.6 million, compared to $35.2 million for the three months ended March 31, 2006. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.1% for the three months ended March 31, 2007, compared to 6.4% for the three months ended March 31, 2006. The increase in other underwriting expenses is attributable to an increase in compensation costs.
      The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended March 31, 2007 and 2006 for each of our divisions:

	Three Months
	Ended
	March 31,		Percentage
			Point
Division	2007	2006	Change

Americas	30.3%	33.1%	(2.8)
EuroAsia	27.1	25.9	1.2
London Market	26.5	24.0	2.5
U.S. Insurance	25.9	24.4	1.5

Total acquisition costs and other underwriting expense ratio	28.1%	28.5%	(0.4)
      Our combined ratio was 96.3% for the three months ended March 31, 2007, compared to 91.8% for the three months ended March 31, 2006. The following table reflects the combined ratio for the three months ended March 31, 2007 and 2006 for each of our divisions:

	Three Months
	Ended
	March 31,		Percentage
			Point
Division	2007	2006	Change

Americas	97.4%	103.9%	(6.5)
EuroAsia	100.8	84.0	16.8
London Market	90.4	85.4	5.0
U.S. Insurance	92.5	77.7	14.8

Total combined ratio	96.3%	91.8%	4.5

Investment Results
      Net Investment Income. Net investment income for the three months ended March 31, 2007 decreased by $42.9 million, or 34.5%, to $81.5 million, from $124.4 million for the three months ended March 31, 2006. Net investment income is comprised of gross investment income of $91.7 million less investment expenses of $10.2 million for the three months ended March 31, 2007, compared to gross investment income of $131.6 million less investment expenses of $7.2 million for the three months ended March 31, 2006. The decrease in net investment income for the three months ended March 31, 2007 is primarily attributable to the following:

•	Our investment in HWIC Asia Fund (“HWIC Asia”), an investment vehicle which is included in common stock, at equity, was fully redeemed during 2006; accordingly, we did not recognize any investment income related to HWIC Asia for the three months ended March 31, 2007. For the three months ended March 31, 2006, HWIC Asia, which was accounted for in accordance with the equity method of accounting, contributed $63.5 million of investment income. Net investment income, in accordance with the equity method of accounting, includes realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia included in investment income for the three months ended March 31, 2006, is comprised of the following items (in millions):

Three Months
Ended
March 31, 2006

Equity in net investment income of HWIC Asia	$(0.3)
Equity in net realized capital gains of HWIC Asia	63.8

Equity in net income of HWIC Asia, before taxes	$63.5

•	an increase of $937.5 million or 15.1%, in average invested assets for the three months ended March 31, 2007 over 2006, and higher interest rates over the period. Investment income from fixed income securities, short-term investments and cash was $68.9 million for the three months ended March 31, 2007, an increase of $13.7 million, or 24.8%, over 2006; and

•	an increase of $8.4 million for the three months ended March 31, 2007 over 2006 in net investment income from equity investments, excluding HWIC Asia.
      Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in investment income attributable to HWIC Asia, was 4.7% and 4.1% for the three months ended March 31, 2007 and 2006, respectively.
      Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $2.1 million for the three months ended March 31, 2007, represents a decrease of $2.1 million, or 50.0%, from $4.2 million for the three months ended March 31, 2006. The decrease was primarily attributable to the commutation of certain Whole Account Excess of Loss Agreements.
      Net Realized Investment Gains. Net realized investment gains of $48.1 million for the three months ended March 31, 2007 decreased by $30.5 million from $78.6 million for the three months ended March 31, 2006. The decrease in net realized investment gains is principally due to a decrease in net realized gains from equity investments of $92.4 million, which included realized gains of $87.7 million on the redemption of shares of HWIC Asia during the three months ended March 31, 2006, a decrease in foreign exchange gains on short-term investments and cash equivalents of $10.4 million, offset by higher net realized gains on fixed income securities of $28.8 million and an increase in net mark to market realized gains of $41.5 million on derivatives, short positions and trading securities.
      Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $48.1 million and $142.4 million for the three months ended March 31, 2007 and 2006, respectively.
      There were no other-than-temporary write-downs of investments during the three months ended March 31, 2007. During the three months ended March 31, 2006, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $3.0 million relating to private equity investments, which are included in other securities. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes
      Other Expenses, Net. Other expenses, net, for the three months ended March 31, 2007 were $5.5 million, compared to $7.2 million for the three months ended March 31, 2006. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, Sarbanes-Oxley compliance consulting fees, corporate-related legal fees, consulting fees, and compensation expense. Other expenses, net, for the three months ended March 31, 2007 include $1.4 million in stock-based compensation. Amounts for the three months ended March 31, 2006 include $4.5 million in legal and accounting professional fees relating to our restatement of financial results and regulatory matters.
      Interest Expense. We incurred interest expense related to our debt obligations of $9.5 million and $8.8 million for the three months ended March 31, 2007 and 2006, respectively. The higher amount of interest expense primarily reflects our $100.0 million senior debentures offering completed in February 2006.
      Federal and Foreign Income Tax Benefit/ Provision. Our federal and foreign income tax provision for the three months ended March 31, 2007 decreased by $34.2 million, to $45.9 million, compared to $80.1 million for the three months ended March 31, 2006, resulting from decreased pre-tax income. Our effective tax rates were 34.1% and 34.5% for the three months ended March 31, 2007 and 2006, respectively.

      Preferred Dividends. We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $2.1 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively.
Liquidity and Capital Resources
      Our shareholders’ equity increased by $69.1 million, or 3.3%, to $2,152.7 million as of March 31, 2007, from $2,083.6 million as of December 31, 2006. The net increase as of March 31, 2007 compared to December 31, 2006 was primarily attributable to net income of $88.6 million, offset by an other comprehensive loss of $7.9 million, after tax and dividends on preferred and common shares of $6.5 million. The other comprehensive loss results from a decrease in unrealized appreciation for the three months ended March 31, 2007 and principally relates to the recognition of realized gains on equities and an increase in interest rates resulting in a reduction in the fair value of fixed income securities. Our book value per common share was $28.86 as of March 31, 2007, representing an increase of $0.94, or 3.4%, from our book value per share of $27.92 as of December 31, 2006.
      The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, as used in the book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their return on equity calculation.

	As of	As of
	March 31,	December 31,
	2007	2006

	(In millions, except per share
	and share amounts)
Total shareholders’ equity	$2,152.7	$2,083.6
Less: shareholders’ equity related to preferred stock	97.5	97.5

Total common shareholders’ equity	$2,055.2	$1,986.1

Common shares outstanding	71,200,675	71,140,948

Book value per common share	$28.86	$27.92

      Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2007, Odyssey America can pay dividends to the holding company of $561.7 million without prior regulatory approval. During the three months ended March 31, 2007, the holding company received a $25.0 million dividend from Odyssey America. No dividends were received from Odyssey America during the three months ended March 31, 2006. Holding company cash and cash equivalents equaled $63.9 million as of March 31, 2007, as compared to $58.8 million as of December 31, 2006.
      Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.3 billion during 2007. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of March 31, 2007, our operating subsidiaries maintained cash and cash equivalents of $865.4 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.
      Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 91.4% of our total reinsurance recoverables as of March 31, 2007, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.
      Our total reinsurance recoverable on paid losses as of March 31, 2007, net of the reserve for uncollectible paid and unpaid reinsurance, which is established based on an evaluation of each reinsurer or retrocessionaire and historical experience, is $66.4 million, of which $18.4 million is collateralized and the remaining $48.0 million is with highly rated companies. The top ten reinsurers measured on total reinsurance recoverables represent $42.8 million, or 64.4% of the total paid loss recoverable. The remaining $23.6 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $4.8 million net of the reserve on uncollectible reinsurance. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.
      Cash provided by operations was $114.1 million for the three months ended March 31, 2007, compared to $315.7 million for the three months ended March 31, 2006. This reflects a decrease in cash provided by operations of $201.6 million, or 63.9%, over the corresponding period of 2006. During the three months ended March 31, 2006, the Company received $97.5 million related to one-time payments for two ceded reinsurance agreements and $30.3 million in income tax recoveries, resulting from the pre-tax loss generated by the 2005 catastrophe losses, compared to $9.3 million of taxes paid during the three months ended March 31, 2007.
      Total investments and cash amounted to $7.2 billion as of March 31, 2007, an increase of $153.8 million compared to December 31, 2006. Our average invested assets were $7.1 billion for the three months ended March 31, 2007, as compared to $6.2 billion for the three months ended March 31, 2006. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments, excluding our cash collateral, represented 16.9% and 30.9% of our total investments and cash as of March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007, we redeployed a portion of our cash into intermediate term government fixed income securities. Total fixed income securities were $4.5 billion as of March 31, 2007, compared to $3.5 billion as of December 31, 2006. The fixed income securities have a weighted average security rating of “AA” as measured by Standard and Poor’s. The duration of our investment portfolio, including cash and cash equivalents, was 5.4 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the amount of cash and cash equivalents maintained within our portfolio and our cash provided by operations.
      On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), maturing on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year with the first interest payment being made on March 15, 2007. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. As of March 31, 2007, the current annual interest rate on the Series C Notes is 7.86%.
      On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering of $99.3 million, after fees and expenses, were used for general corporate purposes, including a capital contribution to Odyssey America. The debentures were sold in two tranches, $50.0 million of Series A due March 15, 2021 and $50.0 million of Series B due March 15, 2016. Interest on each series of debentures is due quarterly on March 15, June 15,

September 15 and December 15. The interest rate on each series of debentures is equal to the three-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. As of March 31, 2007, the current annual interest rate on each series of debentures is 7.56%. The annual interest rate for the period from February 22, 2006 through March 31, 2006 was 7.42% on each series of debenture. The Series A debentures are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B debentures are callable by us in 2009 at their par value, plus accrued and unpaid interest.
      In June 2002, we issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable at our option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of our common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions included our common stock trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, we were permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of our common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, resulting in a decrease to Convertible Notes and a corresponding increase to shareholders’ equity of $40.1 million. In March 2007, we announced that we had called for redemption the remaining $22.5 million principal value of outstanding Convertible Notes. As of March 31, 2007, we had received conversion notices with respect to $11.7 million of the outstanding $22.5 million principal value of Convertible Notes. For more information regarding the Convertible Notes, see Notes 7 and 13 to the consolidated financial statements included in this Form 10-Q.
      For a complete discussion of our other debt obligations, see Note 7 to our consolidated financial statements included in this Form 10-Q.
      We participate in Lloyd’s through our 100% ownership of Newline where we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $247.5 million as of March 31, 2007 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.
      During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by us. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its newly deposited funds at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our liquidity and capital resources. In January 2006, Odyssey America received assets with a par value of $48.6 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of £38.0 million in new funds at Lloyd’s. In September 2006, Odyssey America received assets with a par value of $10.7 million, representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of March 31, 2007, Odyssey America continues to have a par value of $102.7 million, or approximately £52.5 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair market value of the pledged assets is $127.9 million, or approximately £65.2 million equivalent. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.
      On February 22, 2007, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share to be paid on or before March 30, 2007 to all common shareholders of record as of March 16, 2007, resulting in an aggregate dividend of $4.4 million paid during the first quarter of 2007.
      On February 22, 2007, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative Series A preferred shares and $0.5381250 per share (equal to 8.610% per annum) on our floating rate Series B preferred shares. Total dividends of $2.1 million were paid on April 20, 2007 to Series A and Series B preferred shareholders of record on March 31, 2007.
      We maintain a revolving credit facility that provides $150.0 million for direct, unsecured borrowings. The credit facility is available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. As of March 31, 2007, there was $55.0 million outstanding under the credit facility, all of which was in support of letters of credit.
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

Accounting Pronouncements
      On January 1, 2007, we adopted Statement of Financial Accounting Standard (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and clarifies SFAS 133 Implementation Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by us under SFAS 133. As a result of the adoption of SFAS 155 on January 1, 2007, we no longer bifurcate the embedded derivatives included in certain of our fixed income securities, and, subsequent to January 1, 2007, changes in the fair value of the hybrid financial instrument are recorded as realized investment gains and losses in our consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adoption, we recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007.
      On January 1, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our results of operations or financial position for the three months ended March 31, 2007.
      We elected to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of March 31, 2007, we have not recorded any interest or penalties. We file income tax returns with various federal, state, and foreign jurisdictions. Our U.S. federal income tax returns for 1999 through 2006 remain open for examination and the Internal Revenue Service is currently examining our 2003 and 2004 returns. Income tax returns filed with various state and foreign jurisdictions remain open to examination but are not considered material.
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
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for us beginning in the first quarter of 2008. We are evaluating the impact of the adoption of SFAS 159, if any, on our consolidated financial statements.

Off-Balance Sheet Arrangements
      We have off-balance sheet arrangements, including certain arrangements with affiliated companies, that have financial implications. A description of these arrangements is provided in Note 9 to our consolidated financial statements included in this Form 10-Q.

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
      The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007. The information appearing under “Risk Factors” in such Annual Report on Form 10-K is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Sensitive Instruments
      The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment portfolio. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of March 31, 2007, our total investments and cash of $7.2 billion includes $4.5 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk
      The table below displays the potential impact (in millions) of market value fluctuations on our fixed income securities portfolio as of March 31, 2007 and December 31, 2006, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of March 31, 2007			As of December 31, 2006

	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change

			(In millions)
200 basis point rise	$3,994.6	$(524.7)	(11.6)%	$3,026.2	$(475.3)	(13.6)%
100 basis point rise	4,238.5	(280.8)	(6.2)	3,246.2	(255.4)	(7.3)
Base Scenario	4,519.3	—	—	3,501.6	—	—
100 basis point decline	4,848.2	328.9	7.3	3,805.9	304.3	8.7
200 basis point decline	5,225.4	706.1	15.6	4,156.7	655.1	18.7
      The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 3% and 4% of the fair market value of the total fixed income portfolio as of March 31, 2007 and December 31, 2006, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

      As of March 31, 2007, we had net unrealized losses of $4.7 million, consisting of gross unrealized depreciation of $124.7 million, which is offset by gross unrealized appreciation of $120.0 million.
      We purchase interest rate options from time to time to protect us from movements in interest rates. During the first quarter of 2006, we purchased a 20-year swaption contract with a notional amount of $550.0 million, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. This contract replaced a 10-year swaption with a notional amount of $1.0 billion, initially purchased during the second quarter of 2005, which was closed during the first quarter of 2006 for consideration of $4.1 million, resulting in a realized loss of $1.7 million. The swaption gives us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $550.0 million. The option’s expiration date was in the third quarter of 2006, and, if exercised, the interest rate swap would have had a maturity date during the first quarter of 2026. The cost of the swaption was $9.6 million. The swaption is recorded at fair value of $16.2 million as of March 31, 2006 in other invested assets and the change in fair value is recorded as a realized gain or loss in the consolidated statement of operations. For the three months ended March 31, 2006, the change in the fair value of the swaption resulted in a realized gain of $6.6 million. This contract was closed and not replaced during the third quarter of 2006 for consideration of $8.2 million, resulting in a realized loss of $1.4 million.

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
      As of March 31, 2007 and December 31, 2006, 94.6% and 89.5%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 5.4% and 10.5%, respectively, rated below investment grade.
      We have purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $93.1 million and $75.6 million, and the fair value was $43.3 million and $13.5 million, as of March 31, 2007 and December 31, 2006, respectively. The notional amount of credit default swaps was $4.4 billion and $3.3 billion as of March 31, 2007 and December 31, 2006, respectively. The net change in the fair value of the credit default swaps resulted in a net realized gain of $12.4 million and a net realized loss of $6.9 million for the three months ended March 31, 2007 and 2006, respectively.

Equity Price Risk
      In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps, which had aggregate notional amounts of $581.4 million as of March 31, 2007 and December 31, 2006. The margin maintenance requirement related to the total return swaps was $24.8 million and $10.5 million as of March 31, 2007 and December 31, 2006, respectively. The swap transactions terminate during 2007. As of March 31, 2007 and December 31, 2006, we have provided $52.8 million and $52.1 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other invested assets and other liabilities as of March 31, 2007 and December 31, 2006, respectively, and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the three months ended March 31, 2007 and 2006, the net change in the fair value of the swap transactions resulted in a net realized gain of $2.1 million and a net realized loss of $20.2 million, respectively.
      In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $18.4 million and $9.4 million, with a strike price of approximately 102.3% and 99.8% of the notional amount of the swap transactions as of March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007, call options, with a notional amount of $320.0 million, expired at a realized gain of $0.8 million. These call options were replaced with call options purchased for $11.6 million and having a notional amount of $334.3 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The maximum potential loss on the swap and call options transactions is $13.4 million and $0.9 million as of March 31, 2007 and December 31, 2006, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the three months ended March 31, 2007 and 2006, the net change in the fair value of these call options resulted in a net realized loss of $6.9 million and a net realized gain of $0.4 million, respectively.
      In addition, as of March 31, 2007 and December 31, 2006, we had short positions of $122.2 million and $115.3 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $118.2 million and $119.8 million, respectively. A net realized gain of $7.6 million for the three months ended March 31, 2007 and a net realized loss of $2.5 million for the three months ended March 31, 2006 were recognized in our consolidated statements of operations. As of March 31, 2007 and December 31, 2006, we provided cash and fixed income securities of $219.6 million and $208.6 million, respectively, as collateral for the borrowed securities.
      In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $1.7 million. The call option is recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2007 and 2006, the net change in the fair market value of the call option resulted in a net realized loss of $0.7 million and $0.1 million, respectively.
      As of March 31, 2007 and December 31, 2006, 13.1% and 12.5%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 11.3% and 10.6% as of March 31, 2007 and December 31, 2006, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $81.8 million and $75.3 million as of March 31, 2007 and December 31, 2006, respectively, in the fair market value of our total investments and cash.

Foreign Currency Risk
      Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of March 31, 2007 and December 31, 2006, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.6 billion and $1.5 billion at each period end, or 22.6% and 21.1%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 6.1% and 5.9% of our total investments and cash as of March 31, 2007 and December 31, 2006, respectively, from German securities denominated in the Euro, which represented 7.3% and 7.0%, respectively, and from securities denominated in the Canadian dollar, which represented 4.9% and 4.7% of our total investments and cash as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $163.2 million decline in the fair value of our total investments and cash, before taxes.

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
      Based on our review, we have not recognized other-than-temporary impairment losses for the three months ended March 31, 2007.
      The following table reflects the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2007 (in millions):

	Duration of Unrealized Loss

	Less than 12 Months			Greater than 12 Months			Total

		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,676.1	$(6.6)	18	$1,283.8	$(93.4)	41	$2,959.9	$(100.0)	59
States, municipalities and political subdivisions	25.6	(0.1)	6	47.4	(0.6)	9	73.0	(0.7)	15
Foreign governments	839.2	(6.1)	13	28.8	(1.1)	4	868.0	(7.2)	17
All other corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	2,540.9	(12.8)	37	1,360.5	(95.1)	55	3,901.4	(107.9)	92

Fixed income securities non-investment grade, corporate	31.1	(2.0)	4	—	—	—	31.1	(2.0)	4

Total fixed income securities	2,572.0	(14.8)	41	1,360.5	(95.1)	55	3,932.5	(109.9)	96
Preferred stocks, at fair value	3.9	—	1	—	—	—	3.9	—	1
Common stocks, at fair value	307.4	(8.6)	6	13.2	(1.4)	1	320.6	(10.0)	7

Total temporarily impaired securities	$2,883.3	$(23.4)	48	$1,373.7	$(96.5)	56	$4,257.0	$(119.9)	104

      We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we have the ability and intent to hold these securities until the fair value recovers the gross unrealized depreciation.

PART I — Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period.

(b)	Changes in internal controls over financial reporting. There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
PART II — Item 1.  Legal Proceedings
      On February 8, 2007, we were added as a co-defendant in an amended complaint in an existing action against our majority shareholder, Fairfax Financial Holdings Limited, and certain of Fairfax’s officers and directors, who include certain of our current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. We intend to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.
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
      Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. We are vigorously asserting our claims and defending ourselves against any claims asserted by Gulf. We estimate that our potential liability in this matter that has not been recorded by us as of March 31, 2007 could range between $35 million to $40 million, after taxes. If Odyssey America is ultimately found to be liable for all or a portion of this amount, any such amount will be recorded in the period in which it is judicially determined. It is presently anticipated that the case will go to trial in the latter half of 2007. It is not possible to make any determination regarding the likely outcome of this matter at this time.
      We and our subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations. We believe that the outcome of these proceedings, individually or collectively, is not likely to result in judgments that would be material to our financial condition.

PART II — Item 1A.  Risk Factors
      There have been no material changes to the risk factors as previously disclosed in our 2006 Annual Report on Form 10-K filed with the SEC on March 9, 2007.
PART II — Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
      The following table sets forth purchases made by us of our common shares during the three months ended March 31, 2007. Shares repurchased from time to time are used to support the grant of restricted shares or the exercise of stock options. We do not have a publicly announced repurchase plan for our common shares at this time.

Total Number
			of Shares	Maximum
			Purchased as	Number of Shares
			Part of Publicly	that may yet be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs

January 1 – January 31, 2007	—	$—	—	—
February 1 – February 28, 2007	162,800	39.22	—	—
March 1 – March 31, 2007	57,200	38.92	—	—

Total	220,000	$39.14	—	—

      In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures due 2022 (“Convertible Notes”). On August 14, 2006, in accordance with the terms of the indenture under which the Convertible Notes were issued, the Convertible Notes became convertible, at the option of the holders, into shares of our common stock at a fixed rate of 46.9925 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $21.28 per share. The convertibility trigger was met as a result of our common shares trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the indenture, we were permitted to satisfy our conversion obligations in stock or in cash, or in a combination thereof. We have elected to satisfy all conversion obligations with common shares, and therefore, as of March 31, 2007, we had issued a total of 1,885,143 common shares to satisfy conversions up to that date. In March 2007, we announced that we had called for redemption the remaining $22.5 million principal value of our outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, we issued 1,056,107 shares of our common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remain outstanding as of such date. The shares of common stock were issued pursuant to an exemption from registration requirements in Section 3(a)(9) of the Securities Act of 1933, as amended. For more information regarding the Convertible Notes, see Notes 7 and 13 to the consolidated financial statements included in this Form 10-Q.
      We make open market repurchases of our common shares, as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. As of March 31, 2007, we held 64,933 common shares in treasury to support such grants and exercises.

PART II — Item 3.  Defaults Upon Senior Securities
      None.
PART II — Item 4.  Submission of Matters to a Vote of Security Holders
      None.
PART II — Item 5.  Other Information
      None.

PART II — Item 6.   Exhibit Index

NUMBER	TITLE OF EXHIBIT

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007).

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: May 9, 2007	By: /s/ Andrew A. Barnard Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: May 9, 2007	By: /s/ R. Scott Donovan Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer