Form 10-Q
period 2007-06-30
ODYSSEY RE HOLDINGS CORP
filed 2007-08-08
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-16535

Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction Of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Odyssey Re Holdings Corp.	06902
300 First Stamford Place	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 6, 2007

Common Stock, par value $0.01 per share	72,214,486

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.	Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $4,356,884 and $3,547,656, respectively)	$4,185,651	$3,501,580
Fixed income securities, held as trading securities, at fair value (cost $215,391)	238,953	—
Redeemable preferred stock, at fair value (cost $1,104)	1,085	—
Equity securities:
Common stocks, at fair value (cost $710,155 and $576,212, respectively)	800,287	636,749
Common stocks, at equity	153,837	245,416
Short-term investments, at fair value	209,848	119,403
Cash and cash equivalents	1,200,419	2,061,796
Cash collateral	327,485	365,033
Other invested assets	168,654	136,111

Total investments and cash	7,286,219	7,066,088
Accrued investment income	70,890	50,930
Premiums receivable	501,195	475,453
Reinsurance recoverable on paid losses	64,776	59,768
Reinsurance recoverable on unpaid losses	687,784	739,019
Prepaid reinsurance premiums	58,948	50,486
Funds held by reinsureds	149,927	154,573
Deferred acquisition costs	150,532	149,886
Federal and foreign income taxes	86,313	116,920
Other assets	78,562	90,589

Total assets	$9,135,146	$8,953,712

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,147,561	$5,142,159
Unearned premiums	728,142	741,328
Reinsurance balances payable	134,960	102,711
Funds held under reinsurance contracts	78,456	96,854
Debt obligations	489,092	512,504
Obligation to return borrowed securities	116,306	119,798
Other liabilities	156,560	154,779

Total liabilities	6,851,077	6,870,133

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value;
200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 72,321,715 and 71,218,616 shares issued, respectively	723	712
Additional paid-in capital	1,049,957	1,029,349
Treasury shares, at cost (92,580 and 77,668 shares, respectively)	(3,704)	(2,528)
Accumulated other comprehensive (loss) income, net of deferred income taxes	(33,259)	25,329
Retained earnings	1,270,312	1,030,677

Total shareholders’ equity	2,284,069	2,083,579

Total liabilities and shareholders’ equity	$9,135,146	$8,953,712

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

REVENUES
Gross premiums written	$1,121,510	$1,176,870	$553,296	$584,059
Ceded premiums written	90,240	98,051	48,246	41,240

Net premiums written	1,031,270	1,078,819	505,050	542,819
Decrease in unearned premiums	22,383	59,242	9,696	41,790

Net premiums earned	1,053,653	1,138,061	514,746	584,609
Net investment income	166,003	319,953	84,527	195,561
Net realized investment gains	169,163	159,434	121,066	80,789

Total revenues	1,388,819	1,617,448	720,339	860,959

EXPENSES
Losses and loss adjustment expenses	703,393	746,345	335,879	395,983
Acquisition costs	214,848	246,808	107,026	124,429
Other underwriting expenses	83,827	72,016	40,253	36,830
Other expense, net	8,157	9,935	2,676	2,741
Interest expense	18,876	18,508	9,375	9,691
Loss on early extinguishment of debt	—	2,403	—	2,403

Total expenses	1,029,101	1,096,015	495,209	572,077

Income before income taxes	359,718	521,433	225,130	288,882

Federal and foreign income tax provision (benefit):
Current	110,664	151,914	87,002	78,770
Deferred	12,770	7,482	(9,508)	486

Total federal and foreign income tax provision	123,434	159,396	77,494	79,256

Net income	236,284	362,037	147,636	209,626
Preferred dividends	(4,184)	(4,054)	(2,092)	(2,057)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$232,100	$357,983	$145,544	$207,569

BASIC
Weighted average common shares
outstanding	70,806,701	68,473,794	71,147,476	68,478,035
Basic earnings per common share	$3.28	$5.23	$2.05	$3.03
DILUTED
Weighted average common shares outstanding	72,102,503	72,481,547	72,054,996	72,435,220
Diluted earnings per common share	$3.22	$4.95	$2.02	$2.87
DIVIDENDS
Dividends declared per common share	$0.13	$0.06	$0.06	$0.03
COMPREHENSIVE INCOME
Net income	$236,284	$362,037	$147,636	$209,626
Other comprehensive loss, net of tax	(42,092)	(145,524)	(34,184)	(115,384)

Comprehensive income	$194,192	$216,513	$113,452	$94,242

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30 2007 AND 2006 (UNAUDITED)
(In thousands, except share amounts)

	Six Months Ended
	June 30,
	2007	2006

PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$40

COMMON SHARES (par value)
Balance, beginning of period	712	692
Common shares issued during the period	11	—

Balance, end of period	723	692

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	1,029,349	984,571
Common shares issued due to conversion of convertible debentures during the period	25,825	—
Net change due to stock option exercises and restricted share awards	(8,247)	—
Net effect of share-based compensation	3,030	388
Cumulative effect of a change in accounting for unearned stock compensation	—	(1,770)

Balance, end of period	1,049,957	983,189

TREASURY STOCK (at cost)
Balance, beginning of period	(2,528)	(2,916)
Purchases during the period	(13,155)	(2,342)
Reissuance during the period	11,979	3,712

Balance, end of period	(3,704)	(1,546)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	—	(1,770)
Cumulative effect of a change in accounting for unearned stock compensation	—	1,770

Balance, end of period	—	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	25,329	119,039
Cumulative effect of a change in accounting due to the adoption of SFAS 155	(16,496)	—
Unrealized net depreciation on securities, net of reclassification adjustments	(47,922)	(173,538)
Foreign currency translation adjustments	5,830	28,014

Balance, end of period	(33,259)	(26,485)

RETAINED EARNINGS
Balance, beginning of period	1,030,677	539,799
Cumulative effect of a change in accounting due to the adoption of SFAS 155	16,496	—
Net income	236,284	362,037
Dividends declared to preferred shareholders	(4,184)	(4,054)
Dividends declared to common shareholders	(8,961)	(4,321)

Balance, end of period	1,270,312	893,461

TOTAL SHAREHOLDERS’ EQUITY	$2,284,069	$1,849,351

COMMON SHARES OUTSTANDING
Balance, beginning of period	71,140,948	69,127,532
Issued during the period	1,103,099	—
Net treasury shares (acquired) reissued	(14,912)	51,654

Balance, end of period	72,229,135	69,179,186

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$236,284	$362,037
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in premiums receivable and funds held, net	(12,253)	(31,094)
Decrease in unearned premiums	(21,649)	(56,569)
Increase in unpaid losses and loss adjustment expenses	56,637	284,377
Decrease in federal and foreign income taxes receivable	56,680	101,153
(Increase) decrease in deferred acquisition costs	(646)	18,535
Amortization of stock-based compensation	3,174	2,773
Other assets and liabilities, net	(42,070)	(173,546)
Net realized investment gains	(169,163)	(159,434)
Bond discount amortization, net	(3,149)	(8,002)
Net sales of trading securities	38,861	2,403

Net cash provided by operating activities	142,706	342,633

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	3,067	83,710
Sales of fixed income securities	213,328	298,742
Purchases of fixed income securities	(1,189,215)	(161,395)
Sales of equity securities	269,500	507,958
Purchases of equity securities	(187,511)	(47,046)
Net purchases of other invested assets	(57,973)	75,201
Net change in cash collateral	32,254	10,262
Net change in obligation to return borrowed securities	4,353	13,701
Net increase in short-term investments	(89,724)	(142,634)

Net cash (used in) provided by investing activities	(1,001,921)	638,499

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from debt issuance	—	99,286
Repayment of debt	—	(14,767)
Purchase of treasury shares	(14,265)	(2,342)
Dividends paid to preferred shareholders	(4,184)	(3,941)
Dividends paid to common shareholders	(8,961)	(4,321)
Proceeds from exercise of stock options	2,439	—
Excess tax benefit from stock-based compensation	1,361	—

Net cash (used in) provided by financing activities	(23,610)	73,915

Effect of exchange rate changes on cash and cash equivalents	21,448	19,374

(Decrease) increase in cash and cash equivalents	(861,377)	1,074,421
Cash and cash equivalents, beginning of period	2,061,796	1,528,427

Cash and cash equivalents, end of period	$1,200,419	$2,602,848

Supplemental disclosures of cash flow information:
Interest paid	$18,462	$18,373

Income taxes paid	$66,755	$58,172

Non-cash activity:
Conversion of 4.375% convertible debentures	$(23,474)	$—

Issuance of common stock	$23,474	$—

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation (“UK Holdings”); Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of June 30, 2007, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 58.7% of OdysseyRe.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP has been omitted since it is not required for interim reporting purposes. Readers should review the Company’s 2006 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all adjustments that, in management’s opinion, are normal recurring adjustments for a fair statement of its financial position on such dates and the results of operations for those periods. Certain amounts from prior periods have been reclassified to conform with current financial statement presentations. The results for the six months ended June 30, 2007 are not necessarily indicative of the results for a full year.

On January 1, 2007, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard established a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by the Company under SFAS 133. As a result of the adoption of SFAS 155 on January 1, 2007, the Company no longer bifurcates the embedded derivatives included in certain fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments are recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adoption, the Company recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s results of operations or financial position.

The Company elects to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of June 30, 2007, the Company has not recorded any interest or penalties. The Company files income tax returns with various federal, state, and foreign jurisdictions. The Company’s U.S. federal income tax returns for 1999 through 2006 remain open for examination and the Internal Revenue Service is currently examining the Company’s 2003 and 2004 returns. Income tax returns filed with various state and foreign jurisdictions remain open to examination.

2.	Earnings Per Share

Basic earnings per common share are calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, excluding those non-vested shares granted under the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). Diluted earnings per common share are calculated by dividing net income available to common shareholders for the period, adjusted for interest expense on the Company’s 4.375% convertible senior debentures (the “Convertible Notes”), by the weighted-average number of common shares outstanding during the period, inclusive of: vested and non-vested shares granted under the Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Convertible Notes to equity securities. Restricted shares, stock options or the effect of the conversion of the Convertible Notes and the related interest expense are not included in the calculation of diluted earnings per common share, if the effect would be antidilutive.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net income per common share for the six and three months ended June 30, 2007 and 2006 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Net income	$236,284	$362,037	$147,636	$209,626
Preferred dividends	(4,184)	(4,054)	(2,092)	(2,057)

Net income available to common shareholders — basic	232,100	357,983	145,544	207,569
Interest expense on 4.375% convertible senior debentures, net of tax	177	1,109	26	544

Net income available to common shareholders — diluted	$232,277	$359,092	$145,570	$208,113

Weighted average common shares outstanding — basic	70,806,701	68,473,794	71,147,476	68,478,035

Effect of dilutive shares:
4.375% convertible senior debentures	709,270	3,659,678	348,168	3,583,360
Stock options	177,943	135,821	173,245	136,184
Restricted shares	408,589	212,254	386,107	237,641

Total effect of dilutive shares	1,295,802	4,007,753	907,520	3,957,185

Weighted average common shares outstanding — diluted	72,102,503	72,481,547	72,054,996	72,435,220

Net earnings per common share:
Basic	$3.28	$5.23	$2.05	$3.03
Diluted	3.22	4.95	2.02	2.87

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the six and three months ended June 30, 2007, respectively, 102,317 and 193,604 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect. For each of the six and three month periods ended June 30, 2006, 17,500 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect.

On May 1, 2007, the Convertible Notes were fully converted and 1.1 million shares of the Company’s common stock were issued related to the conversion (see Note 7) and weighted for inclusion in the calculation of basic earnings per share. As the Convertible Notes were outstanding for a portion of the six and three months ended June 30, 2007, the effect of the conversion of the Convertible Notes has been included in the diluted weighted average common shares outstanding used in the calculation of diluted earnings per share.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	Investments

A summary of the Company’s investment portfolio as of June 30, 2007, excluding common stocks at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$3,133,474	$3,745	$157,977	$2,979,242
States, municipalities and political subdivisions	174,597	6,742	2,741	178,598
Foreign governments	990,691	3,102	23,982	969,811
All other corporate	58,122	1,902	2,024	58,000

Total fixed income securities, available for sale	4,356,884	15,491	186,724	4,185,651

Redeemable preferred stock	1,104	—	19	1,085

Common stocks, at fair value:
Banks, trusts and insurance companies	159,326	36,918	8,967	187,277
Industrial, miscellaneous and all other	550,829	65,047	2,866	613,010

Total common stocks, at fair value	710,155	101,965	11,833	800,287

Short-term investments	209,848	—	—	209,848

Cash and cash equivalents	1,200,419	—	—	1,200,419

Cash collateral	327,485	—	—	327,485

Total	$6,805,895	$117,456	$198,576	$6,724,775

Common stocks accounted for under the equity method of accounting were carried at $153.8 million as of June 30, 2007, reflecting gross unrealized appreciation of $25.8 million and gross unrealized depreciation of $1.9 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $168.7 million as of June 30, 2007, reflecting no gross unrealized appreciation and gross unrealized depreciation of $0.3 million. Fixed income securities held as trading securities were carried at fair value of $239.0 million as of June 30, 2007, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate and foreign government securities at fair value of $145.4 million and $93.6 million, respectively, as of June 30, 2007.

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

Common stocks accounted for under the equity method of accounting were carried at $245.4 million as of December 31, 2006, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $4.1 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $136.1 million as of December 31, 2006, reflecting no gross unrealized appreciation, and gross unrealized depreciation of $0.1 million. As of December 31, 2006, the Company did not hold any fixed income securities classified as trading securities.

As a result of the adoption of SFAS 155 on January 1, 2007, the Company no longer bifurcates the embedded derivatives included in certain of its fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments are recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adopting SFAS 155, the Company recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007. The following table sets forth the components of the cumulative adjustment as of January 1, 2007 (in thousands):

	As of January 1, 2007
	Cost or
	Amortized		Gain,	Loss,
	Cost	Fair Value	pre-tax	pre-tax

Corporate securities	$150,658	$168,403	$18,941	$1,196
Foreign government securities	76,877	84,511	8,426	792

Net cumulative effect of a change in accounting principle due to the adoption of SFAS 155	$227,535	$252,914	$27,367	$1,988

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Investment Gains (Losses)

The following table sets forth the components of net investment income for the six and three months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest on fixed income securities	$97,892	$70,998	$53,699	$35,271
Dividends on preferred stocks	99	—	21	—
Dividends on common stocks, at fair value	10,901	9,541	5,451	6,726
Net income of common stocks, at equity	10,851	170,452	5,074	106,867
Interest on cash and short-term investments	41,700	48,527	17,008	29,031
Other invested assets	23,759	32,729	12,227	22,740

Gross investment income	185,202	332,247	93,480	200,635
Less: investment expenses	14,584	7,496	6,999	4,521
Less: interest on funds held under reinsurance contracts	4,615	4,798	1,954	553

Net investment income	$166,003	$319,953	$84,527	$195,561

The following table sets forth the components of net realized investment gains and losses for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$39,232	$5,944	$33,288	$29,427	$11,191	$18,236
Fixed income securities, held as trading securities	15,003	10,649	4,354	—	—	—
Equity securities	123,527	609	122,918	113,546	22,490	91,056
Derivative securities	30,318	45,143	(14,825)	36,685	38,183	(1,498)
Other securities	52,882	29,454	23,428	70,433	18,793	51,640

Total	$260,962	$91,799	$169,163	$250,091	$90,657	$159,434

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$1,747	$2,314	$(567)	$18,436	$5,252	$13,184
Fixed income securities, held as trading securities	10,384	9,524	860	—	—	—
Equity securities	122,449	515	121,934	17,881	20,157	(2,276)
Derivative securities	13,913	34,455	(20,542)	22,571	1,924	20,647
Other securities	25,344	5,963	19,381	61,045	11,811	49,234

Total	$173,837	$52,771	$121,066	$119,933	$39,144	$80,789

There were no other-than-temporary write-downs of investments during the six months ended June 30, 2007. Included in gross realized investment losses for the six months ended June 30, 2006 is $3.0 million related to realized investment losses on the other-than-temporary write-down of private equity investments, which is included in other securities.

(b)	Changes in Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income and other comprehensive income for the six and three months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended
	June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Fixed income securities	$(125,157)	$(105,956)	$(85,000)	$(73,978)
Redeemable preferred stock	(19)	—	25	—
Equity securities	31,812	(157,174)	32,330	(121,810)
Other invested assets	(125)	(3,852)	(144)	(8,507)

Decrease in unrealized net appreciation of investments	(93,489)	(266,982)	(52,789)	(204,295)
Deferred income tax benefit	32,722	93,444	18,477	71,503

Net decrease in unrealized net appreciation of investments	(60,767)	(173,538)	(34,312)	(132,792)
Cumulative effect of a change in accounting principle due to the adoption of SFAS 155, net of tax, excluding foreign currency effects	12,845	—	—	—

Net decrease in unrealized net appreciation of investments included in other comprehensive (loss) income	$(47,922)	$(173,538)	$(34,312)	$(132,792)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(c)	Common Stocks, at Equity

Common stocks, at equity, totaled $153.8 million as of June 30, 2007 and $245.4 million as of December 31, 2006. The following table sets forth the components of common stocks, at equity, as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

TRG Holding Corporation	$77,733	$79,859
Fairfax Asia Limited	51,773	47,545
Advent Capital (Holdings) PLC	21,816	19,718
MFXchange Holdings Inc	2,184	1,926
Hub International Limited	—	95,993
Other common stock	331	375

Total common stocks, at equity	$153,837	$245,416

The Company sold its 13.2% ownership (5.3 million shares) of Hub International Limited (“Hub”) during June 2007 to a group of private equity firms for $41.50 per share in cash. The Company recognized a pre-tax realized capital gain of $119.2 million ($77.5 million, after tax) related to the sale of its ownership in Hub.

During the first quarter of 2006, the Company redeemed 2.9 million HWIC Asia shares for cash consideration of $215.3 million, resulting in a pre-tax realized investment gain of $87.7 million. During the second quarter of 2006, the Company redeemed 2.4 million HWIC Asia shares for cash consideration of $161.1 million, resulting in a pre-tax realized investment loss of $18.3 million. The consideration received upon redemption was based on the fair value of HWIC Asia at each of the redemption dates. As a result of these redemptions, as of June 30, 2006, the Company’s voting interest in HWIC Asia was 22.4% and its economic interest in a portfolio of invested assets of HWIC Asia, which share similar investment criteria as those of the Company, was 39.6%.

The Company’s equity in the net income of HWIC Asia, which excludes the realized investment gains from the share redemption discussed above, is included in pre-tax net investment income and is comprised of the following items (in thousands):

	Six Months Ended	Three Months Ended
	June 30, 2006	June 30, 2006

Equity in net investment income of HWIC Asia	$732	$1,020
Equity in net realized capital gains of HWIC Asia	167,091	103,270

Equity in net income of HWIC Asia, before taxes	$167,823	$104,290

Including realized investment gains of $69.4 million and realized investment losses of $18.3 million related to the redemption of HWIC Asia shares in the six and three months ended June 30, 2006, respectively, total realized investment gains from the Company’s interest in HWIC Asia were $236.5 million and $85.0 million pre-tax for the six and three months ended June 30, 2006, respectively.

The Company fully redeemed its ownership of HWIC Asia shares in September 2006; accordingly, the Company had no equity interest in HWIC Asia as of June 30, 2007 and December 31, 2006. A summary of HWIC

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Asia’s financial information and the Company’s proportionate share of HWIC Asia for the six and three months ended June 30, 2006, follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30, 2006		June 30, 2006
	Investee		Investee
	Financial	Company	Financial	Company
	Statements	Share	Statements	Share

Total revenues	$371,056	$168,917	$254,548	$105,019
Total expenses	1,379	1,094	333	729

Net income	$369,677	$167,823	$254,215	$104,290

The aggregate of the Company’s equity investees’ summarized financial information, and the Company’s proportionate share thereof, as of June 30, 2007 and December 31, 2006 and for the six and three months ended June 30, 2007 and 2006, follows (in thousands):

	Investee Financial Statements		Company Share
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006

Invested assets	$1,374,530	$1,500,883	$200,369	$226,114

Total assets	$1,872,929	$3,013,571	$274,342	$455,599
Total liabilities	880,334	1,445,099	120,505	210,183

Net assets	$992,595	$1,568,472	$153,837	$245,416

	Investee Financial Statements		Company Share
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total revenues	$594,966	$713,415	$78,761	$222,821
Total expenses	522,529	319,803	67,910	52,369

Net income	$72,437	$393,612	$10,851	$170,452

	Investee Financial Statements		Company Share
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total revenues	$366,980	$425,858	$48,273	$130,642
Total expenses	332,807	146,777	43,199	23,775

Net income	$34,173	$279,081	$5,074	$106,867

Due to the timing of when financial information is reported by equity investees, results attributable to these investments are generally reported in the Company’s consolidated financial statements on a one month or one quarter lag.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(d)	Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are required principally to support and maintain the Company’s insurance licenses. The Company utilizes trust funds in certain transactions in which the trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As of June 30, 2007, restricted assets totaled $1.1 billion, with $749.5 million included in fixed income securities and the remaining balance of $331.6 million included in short-term investments, cash and cash equivalents.

4.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the six and three months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended
	June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Beginning balance of accumulated other comprehensive income	$25,329	$119,039	$925	$88,899

Beginning balance of unrealized net appreciation (depreciation) on securities	23,377	106,137	(3,078)	65,391
Ending balance of unrealized net depreciation on securities	(37,390)	(67,401)	(37,390)	(67,401)

Current period change in unrealized net depreciation on securities	(60,767)	(173,538)	(34,312)	(132,792)

Beginning balance of foreign currency translation adjustments	13,447	14,107	15,498	24,713
Ending balance of foreign currency translation adjustments	15,626	42,121	15,626	42,121

Current period change in foreign currency translation adjustments	2,179	28,014	128	17,408

Beginning balance of benefit plan liabilities	(11,495)	(1,205)	(11,495)	(1,205)
Ending balance of benefit plan liabilities	(11,495)	(1,205)	(11,495)	(1,205)

Current period change of benefit plan liabilities	—	—	—	—

Ending balance of accumulated other comprehensive loss	$(33,259)	$(26,485)	$(33,259)	$(26,485)

Change in accumulated other comprehensive loss	$(58,588)	$(145,524)	$(34,184)	$(115,384)
Cumulative effect of a change in accounting principle due to the adoption of SFAS 155 included in accumulated other comprehensive income (Note 3)	16,496	—	—	—

Other comprehensive loss	$(42,092)	$(145,524)	(34,184)	(115,384)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of comprehensive income for the six and three months ended June 30, 2007 and 2006 are shown in the following table (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$236,284	$362,037	$147,636	$209,626

Other comprehensive income (loss), before tax:
Unrealized net depreciation on securities arising during the period	(57,574)	(118,500)	(54,598)	(140,109)
Reclassification adjustment for realized (gains) losses included in net income	(16,153)	(148,482)	1,809	(64,187)
Foreign currency translation adjustments	8,969	43,098	197	26,781

Other comprehensive loss, before tax	(64,758)	(223,884)	(52,592)	(177,515)

Tax (expense) benefit:
Unrealized net depreciation on securities arising during the period	20,151	41,475	19,110	49,038
Reclassification adjustment for realized gains (losses) included in net income	5,654	51,969	(633)	22,466
Foreign currency translation adjustments	(3,139)	(15,084)	(69)	(9,373)

Total tax benefit	22,666	78,360	18,408	62,131

Other comprehensive loss, net of tax	(42,092)	(145,524)	(34,184)	(115,384)

Comprehensive income	$194,192	$216,513	$113,452	$94,242

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the six and three months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,142,159	$5,117,708	$5,155,810	$5,113,739
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	739,019	1,206,785	703,751	1,087,487

Net unpaid losses and loss adjustment expenses, beginning of period	4,403,140	3,910,923	4,452,059	4,026,252

Add: Losses and loss adjustment expenses incurred related to:
Current year	695,594	684,906	330,483	358,288
Prior years	7,799	61,439	5,396	37,695

Total losses and loss adjustment expenses incurred	703,393	746,345	335,879	395,983

Less: Paid losses and loss adjustment expenses related to:
Current year	78,128	77,889	43,948	45,754
Prior years	572,008	480,087	294,365	205,652

Total paid losses and loss adjustment expenses	650,136	557,976	338,313	251,406

Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	78,000	—	—

Effects of exchange rate changes	3,380	18,008	10,152	24,471

Net unpaid losses and loss adjustment expenses, end of period	4,459,777	4,195,300	4,459,777	4,195,300
Add: Ceded unpaid losses and loss adjustment expenses, end of period	687,784	932,844	687,784	932,844

Gross unpaid losses and loss adjustment expenses, end of period	$5,147,561	$5,128,144	$5,147,561	$5,128,144

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. The eventual outcome of these events may be materially different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. The Company believes that the amount recorded represents its best estimate of unpaid losses and loss adjustment expenses based on the information available as of June 30, 2007. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.

The Company is exposed to losses arising from a variety of catastrophic events, such as hurricanes, windstorms, floods and earthquakes. The Company uses various approaches in estimating its loss to these events, including a detailed review of exposed contracts and information from ceding companies. As additional information

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

becomes available, including information from ceding companies, actual losses may exceed the Company’s estimated losses, potentially resulting in adverse effects to the Company’s financial results.

Losses and loss adjustment expenses incurred related to the current year were $695.6 million for the six months ended June 30, 2007, an increase of $10.7 million from $684.9 million for the six months ended June 30, 2006. This increase is principally attributable to an increase in catastrophe losses, partially offset by a decline in losses associated with a reduction in net earned premiums. Losses and loss adjustment expenses related to current year catastrophe events were $63.0 million for the six months ended June 30, 2007, compared to $16.2 million for the six months ended June 30, 2006, an increase of $46.8 million. For the six months ended June 30, 2007, current year catastrophe events of $63.0 million include $37.6 million related to Windstorm Kyrill in Europe, and $7.5 million related to Cyclone Gonu in Oman.

Losses and loss adjustment expenses incurred related to the current year were $330.5 million for the three months ended June 30, 2007, compared to $358.3 million for the three months ended June 30, 2006. This decrease is principally attributable to a decline in losses associated with a reduction in net earned premiums, partially offset by an increase in catastrophe losses. Losses and loss adjustment expenses related to current year catastrophe events were $18.2 million for the three months ended June 30, 2007, compared to $6.9 million for the three months ended June 30, 2006, an increase of $11.3 million. For the three months ended June 30, 2007, current year catastrophe events of $18.2 million include $5.5 million related to Windstorm Kyrill in Europe and $7.5 million related to Cyclone Gonu in Oman.

Losses and loss adjustment expenses incurred related to prior years were $7.8 million and $61.4 million for the six months ended June 30, 2007 and 2006, respectively. Prior period losses and loss adjustment expenses for the six months ended June 30, 2007 include a reduction of $0.9 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $8.7 million in the period was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in the Americas division in 2001 and prior years. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the six months ended June 30, 2006 include $31.1 million related to 2005 and prior catastrophes, principally due to an increase in loss estimates for Hurricane Rita, which occurred during the third quarter of 2005, of $15.9 million due principally to unexpected marine loss emergence, and an increase in loss estimates for Hurricane Wilma, which occurred during the fourth quarter of 2005, of $14.4 million due principally to the triggering of industry loss warranty contracts written by the Company resulting from deterioration in industry-wide Wilma loss estimates. The remaining amount of prior period losses of $30.3 million in the period was predominantly attributable to unfavorable development on Americas division U.S. casualty classes of business written in 2001 and prior, partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions.

Losses and loss adjustment expenses incurred related to prior years were $5.4 million and $37.7 million for the three months ended June 30, 2007 and 2006, respectively. Prior period losses and loss adjustment expenses for the three months ended June 30, 2007 include an increase in loss estimates of $1.2 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $4.2 million in 2007 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in the Americas division in 2001 and prior years. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the three months ended June 30, 2006 include an increase in loss estimates of $25.5 million on prior year catastrophes, principally due to an increase in loss estimates for Hurricane Rita of $6.5 million due to unexpected marine loss emergence, and an increase in loss estimates for Hurricane Wilma of $13.3 million due to the triggering of industry loss warranty contracts written by the Company resulting from

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

deterioration in industry-wide Wilma loss estimates. The remaining amount of prior period losses of $12.2 million was predominantly attributable to loss emergence greater than expectations in the period in the Americas division on U.S. casualty classes of business written in 2001 and prior, partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions.

Ceded unpaid losses and loss adjustment expenses as of June 30, 2007 decreased by $245.0 million, to $687.8 million, from $932.8 million as of June 30, 2006. This decrease is principally attributable to a $94.2 million decrease in property catastrophe unpaid reinsurance recoverables related to the 2005 hurricanes, a $39.9 million decrease in cessions to our Whole Account Excess of Loss Agreements, and a $71.8 million decrease in unpaid reinsurance recoverables related to the commutation in the third quarter of 2006 of the 1995 Stop Loss Agreement with nSpire Re Limited, a wholly-owned subsidiary of Fairfax (“nSpire Re”). The Company accounted for the 1995 Stop Loss Agreement as retroactive reinsurance and established a deferred gain related to the contract, which was amortized into income over the estimated remaining settlement period of the underlying claims. On March 29, 2006, the Company received $78.0 million in cash from nSpire Re, which reduced the outstanding recoverable. In connection with the receipt of this cash, for the six months ended June 30, 2006, the Company recognized $20.3 million ($13.2 million after tax) of the cumulative deferred gain as a reduction in losses and loss adjustment expenses.

The Company uses tabular reserving for workers’ compensation indemnity reserves, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2003. Reserves reported at the discounted value were $130.9 million and $134.2 million as of June 30, 2007 and December 31, 2006, respectively. The amount of case reserve discount was $62.7 million and $64.9 million as of June 30, 2007 and December 31, 2006, respectively. The amount of incurred but not reported reserve discount was $29.5 million and $30.2 million as of June 30, 2007 and December 31, 2006, respectively.

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and latent injury damage claims. Gross unpaid asbestos and environmental losses and loss adjustment expenses as of June 30, 2007 were $320.1 million, representing 6.2% of total gross unpaid losses and loss adjustment expenses compared to $344.7 million, or 6.7% of total gross unpaid losses and loss adjustment expenses as of December 31, 2006. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments with monitoring of emerging experience on a quarterly basis.

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

In addition, other issues have emerged regarding asbestos exposure that have further impacted the ability to estimate ultimate liabilities for this exposure. These issues include an increasingly aggressive plaintiffs’ bar, an increased involvement of defendants with peripheral exposure, the use of bankruptcy filings due to asbestos liabilities as an attempt to resolve these liabilities to the disadvantage of insurers, the concentration of litigation in venues favorable to plaintiffs, and the potential of asbestos litigation reform at the state or federal level.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the six and three months ended June 30, 2007 and 2006, is set forth in the table below (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$308,747	$274,724	$299,297	$280,981
Add: Gross losses and loss adjustment expenses incurred	—	15,000	—	—
Less: Gross calendar year paid losses and loss adjustment expenses	23,631	6,218	14,181	(2,525)

Gross unpaid losses and loss adjustment expenses, end of period	$285,116	$283,506	$285,116	$283,506

Net unpaid losses and loss adjustment expenses, beginning of period	$189,015	$119,268	$185,357	$137,656
Add: Net losses and loss adjustment expenses incurred	—	(12,331)	—	(908)
Less: Net calendar year paid losses and loss adjustment expenses	10,082	4,319	6,424	(638)
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	34,768	—	—

Net unpaid losses and loss adjustment expenses, end of period	$178,933	$137,386	$178,933	$137,386

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$35,935	$40,420	$35,725	$39,366
Add: Gross losses and loss adjustment expenses incurred	3,000	(45)	3,000	—
Less: Gross calendar year paid losses and loss adjustment expenses	3,984	1,055	3,774	46

Gross unpaid losses and loss adjustment expenses, end of period	$34,951	$39,320	$34,951	$39,320

Net unpaid losses and loss adjustment expenses, beginning of period	$26,745	$13,522	$26,915	$19,928
Add: Net losses and loss adjustment expenses incurred	3,000	(3,009)	3,000	(142)
Less: Net calendar year paid losses and loss adjustment expenses	3,339	1,339	3,509	47
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	10,565	—	—

Net unpaid losses and loss adjustment expenses, end of period	$26,406	$19,739	$26,406	$19,739

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company did not incur net losses and loss adjustment expenses related to asbestos claims for the six and three months ended June 30, 2007. For the six months ended June 30, 2006, net losses and loss adjustment expense incurred for asbestos claims decreased $12.3 million. Included in this amount is a $5.0 million net reserve increase due to loss emergence greater than expectations in the period which was reduced by the $17.3 million benefit recognized as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. For the three months ended June 30, 2006, net losses and loss adjustment expenses incurred for asbestos claims decreased $0.9 million as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Environmental net losses and loss adjustment expenses incurred for the six and three months ended June 30, 2007 reflect a net reserve increase of $3.0 million due to loss emergence greater than expectations in the period. Environmental net losses and loss adjustment expenses incurred for the six and three months ending June 30, 2006 reflect benefits of $3.0 million and $0.1 million, respectively, as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. Net losses and loss adjustment expenses incurred are net of amounts ceded to the 1995 Stop Loss Agreement, increased by amounts collected from nSpire Re under the 1995 Stop Loss Agreement prior to the settlement period. The $78.0 million payment from nSpire Re under the 1995 Stop Loss Agreement, as discussed in more detail in Note 5, was allocated to asbestos and environmental reserves, based on the distribution of stop loss ceded reserves prior to the receipt of the $78.0 million. As the Company received the $78.0 million in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses. This contract was commuted effective September 29, 2006.

The Company’s survival ratio for asbestos and environmental-related liabilities as of June 30, 2007 is 11 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, on June 30, 2007, divided by the average paid asbestos and environmental claims for the last three years of $19.5 million, which are net of reinsurance. The Company’s underlying survival ratio for asbestos-related liabilities is 10 years and for environmental-related liabilities is 15 years.

7.	Debt Obligations

The components of debt obligations as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30,	December 31,
	2007	2006

7.65% Senior Notes due 2013	$224,725	$224,703
6.875% Senior Notes due 2015	124,367	124,327
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000
4.375% Convertible Senior Debentures due 2022	—	23,474

Total debt obligations	$489,092	$512,504

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), maturing on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, with the first interest payment having been made on March 15, 2007. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the six months ended June 30, 2007, the annual interest rate on the Series C Notes was 7.86%.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering of $99.3 million, after fees and expenses, were used for general corporate purposes, including a capital contribution to Odyssey America. The debentures were sold in two tranches, $50.0 million of Series A due March 15, 2021 and $50.0 million of Series B due March 15, 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to the three-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The Series A debentures are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B debentures are callable by the Company in 2009 at their par value, plus accrued and unpaid interest. For the six months ended June 30, 2007, the annual interest rate on each series of debentures was 7.56%, compared to an annual interest rate of 7.17% for the corresponding 2006 period.

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

In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable at the Company’s option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions included the common stock of the Company trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, the Company was permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of the Company’s common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, resulting in a decrease to Convertible Notes, and a corresponding increase to shareholders’ equity, of $40.1 million. In March 2007, the Company announced that it had called for the redemption of the remaining $22.5 million principal value of the outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, the Company issued 1,056,107 shares of its common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remain outstanding as of such date.

As of June 30, 2007, the aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of June 30, 2007, the Company maintained a three-year revolving credit facility of $150.0 million, which was available for direct, unsecured borrowings. The credit facility was available for working capital and other corporate purposes, and for the issuance of secured or unsecured letters of credit. As of June 30, 2007, there was $55.0 million outstanding under the credit agreement, all of which was in support of letters of credit. Loans under the credit facility bore interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5% and (b) Wachovia Bank, N.A.’s publicly announced prime rate. Alternatively, at the Company’s option, loans bore interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.85%. This credit facility has been replaced by a new five-year $200.0 million credit facility, which was entered into by the Company on July 13, 2007 (see Note 13).

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

The financial results of these divisions for the six and three months ended June 30, 2007 and 2006 are as follows (in thousands):

			London	U.S.
Six Months Ended June 30, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$418,088	$288,768	$161,614	$253,040	$1,121,510
Net premiums written	408,646	277,049	141,937	203,638	1,031,270
Net premiums earned	$418,824	$274,609	$156,171	$204,049	$1,053,653

Losses and loss adjustment expenses	287,294	193,662	91,266	131,171	703,393
Acquisition costs and other underwriting expenses	128,742	75,531	40,891	53,511	298,675

Total underwriting deductions	416,036	269,193	132,157	184,682	1,002,068

Underwriting income	$2,788	$5,416	$24,014	$19,367	51,585

Net investment income					166,003
Net realized investment gains					169,163
Other expense, net					(8,157)
Interest expense					(18,876)

Income before income taxes					$359,718

Underwriting ratios:
Losses and loss adjustment expenses	68.6%	70.5%	58.4%	64.3%	66.8%
Acquisition costs and other underwriting expenses	30.7	27.5	26.2	26.2	28.3

Combined ratio	99.3%	98.0%	84.6%	90.5%	95.1%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Six Months Ended June 30, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$466,411	$287,653	$177,234	$245,572	$1,176,870
Net premiums written	448,724	282,730	160,059	187,306	1,078,819
Net premiums earned	$504,717	$275,203	$170,881	$187,260	$1,138,061

Losses and loss adjustment expenses	368,433	162,688	108,899	106,325	746,345
Acquisition costs and other underwriting expenses	160,809	70,093	42,810	45,112	318,824

Total underwriting deductions	529,242	232,781	151,709	151,437	1,065,169

Underwriting (loss) income	$(24,525)	$42,422	$19,172	$35,823	72,892

Net investment income					319,953
Net realized investment gains					159,434
Other expense, net					(9,935)
Interest expense					(18,508)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$521,433

Underwriting ratios:
Losses and loss adjustment expenses	73.0%	59.1%	63.7%	56.8%	65.6%
Acquisition costs and other underwriting expenses	31.9	25.5	25.1	24.1	28.0

Combined ratio	104.9%	84.6%	88.8%	80.9%	93.6%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended June 30, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$200,412	$145,344	$81,324	$126,216	$553,296
Net premiums written	196,982	142,277	71,036	94,755	505,050
Net premiums earned	$198,067	$137,492	$74,988	$104,199	$514,746

Losses and loss adjustment expenses	139,227	92,618	39,354	64,680	335,879
Acquisition costs and other underwriting expenses	61,782	38,378	19,428	27,691	147,279

Total underwriting deductions	201,009	130,996	58,782	92,371	483,158

Underwriting (loss) income	$(2,942)	$6,496	$16,206	$11,828	31,588

Net investment income					84,527
Net realized investment gains					121,066
Other expense, net					(2,676)
Interest expense					(9,375)

Income before income taxes					$225,130

Underwriting ratios:
Losses and loss adjustment expenses	70.3%	67.4%	52.5%	62.1%	65.3%
Acquisition costs and other underwriting expenses	31.2	27.9	25.9	26.6	28.6

Combined ratio	101.5%	95.3%	78.4%	88.7%	93.9%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended June 30, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$233,899	$151,916	$92,458	$105,786	$584,059
Net premiums written	226,408	154,124	84,500	77,787	542,819
Net premiums earned	$262,867	$146,631	$87,705	$87,406	$584,609

Losses and loss adjustment expenses	197,053	87,998	57,808	53,124	395,983
Acquisition costs and other underwriting expenses	80,860	36,797	22,858	20,744	161,259

Total underwriting deductions	277,913	124,795	80,666	73,868	557,242

Underwriting (loss) income	$(15,046)	$21,836	$7,039	$13,538	27,367

Net investment income					195,561
Net realized investment gains					80,789
Other expense, net					(2,741)
Interest expense					(9,691)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$288,882

Underwriting ratios:
Losses and loss adjustment expenses	75.0%	60.0%	65.9%	60.8%	67.7%
Acquisition costs and other underwriting expenses	30.7	25.1	26.1	23.7	27.6

Combined ratio	105.7%	85.1%	92.0%	84.5%	95.3%

9.	Commitments and Contingencies

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. The Company is vigorously asserting its claims and defending itself against any claims asserted by Gulf. The Company estimates that the Company’s potential liability in this matter that has not been recorded by the Company as of June 30, 2007 could range between $35 million to $40 million, after taxes. On July 17, 2007, the court heard oral argument in connection with a motion by Gulf for partial summary judgment, in which Gulf alleges, among other things, that Odyssey America breached the Treaties and has waived, or has failed to timely assert, any right to seek rescission of the Treaties. It is likely that the court will rule on this motion during the third or fourth quarter of 2007 and, depending on the substance of that ruling, it is presently anticipated that the case will go to trial during the fourth quarter of 2007 or the first quarter of 2008. It is not possible to make any determination regarding the likely outcome of this matter at this time.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its newly deposited funds at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to OdysseyRe’s liquidity and capital resources. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of June 30, 2007, Odyssey America continues to have a par value of $88.0 million, or approximately £43.9 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair market value of the pledged assets as of June 30, 2007 is $104.9 million, or approximately £52.3 million equivalent. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

The Company participates in Lloyd’s through its 100% ownership of Newline where the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $194.5 million as of June 30, 2007, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax that is now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Ranger to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ outstanding case loss reserves as of June 30, 2007. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Ranger provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement. The Company does not consider its potential exposure under this guarantee to be material to its liquidity and capital resources.

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

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.0% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For June 30, 2007 and 2006, Falcon paid $0.2 million and $0.2 million, respectively, to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $51.5 million, based on Falcon’s loss reserves at June 30, 2007. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $49.7 million as of June 30, 2007. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its liquidity and capital resources.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit agreement was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company did not recognize an other-than-temporary write-down in the carrying value of ORE for the six months ended June 30, 2007, however, as of June 30, 2007, the Company had written down the value of its investment in ORE by $9.9 million, which includes a write-down of $2.3 million during the six months ended June 30, 2006. The carrying value of the Company’s investment in ORE as of June 30, 2007 and December 31, 2006 was $6.7 million.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the six and three months ended June 30, 2007 and 2006 is comprised of the following components (in thousands):

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Defined Benefit Pension Plan:
Service cost	$2,536	$2,198	$1,268	$1,099
Interest cost	1,491	1,333	746	666
Return on assets	(1,243)	(1,217)	(622)	(608)
Recognized net actuarial loss	330	306	165	153
Net amortization and deferral	27	27	13	13

Net periodic benefit cost	$3,141	$2,647	$1,570	$1,323

Excess Benefit Plans:
Service cost	$400	$387	$200	$194
Interest cost	415	400	207	200
Recognized net actuarial loss	140	171	70	86
Recognized prior service cost	(19)	(19)	(10)	(10)
Other	2	34	1	17

Net periodic benefit cost	$938	$973	$468	$487

Postretirement Benefit Plan:
Service cost	$813	$770	$406	$385
Interest cost	354	302	177	151
Net amortization and deferral	(52)	(42)	(26)	(21)

Net periodic benefit cost	$1,115	$1,030	$557	$515

No contributions have been made to the above plans for the six and three months ended June 30, 2007 and 2006, respectively.

11.	Stock Based Compensation Plans

As of June 30, 2007, the Company had three stock based compensation plans (the “Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof. The following is the Company’s recognized expense and the resulting tax benefit related to the Plans for the six and three months ending June 30, 2007 and 2006, respectively (in thousands): .

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Stock-based compensation expense	$3,174	$2,616	$1,751	$1,329
Tax benefit	1,111	916	613	465

For the six months ended June 30, 2007 and 2006, the Company received $2.4 million and $0.8 million, respectively, in cash from employees for the exercise of stock options. For the three months ended June 30, 2007 and

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2006, the Company received $1.3 million and $0.7 million, respectively, in cash from employees for the exercise of stock options.

As of June 30, 2007, there was $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.

The Company did not grant any stock options in the six and three months ended June 30, 2007. During the six and three months ended June 30, 2006 the Company granted 10,000 stock options. The fair value of options granted under the 2002 Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the period ending June 30, 2006:

For the Six and
Three Months Ended
June 30, 2006

Risk-free interest rate	4.9%
Expected life (years)	6.0
Expected volatility	32.0%
Expected dividend yield	0.6%

As of June 30, 2007, there was $2.8 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

As of June 30, 2007, there was $14.1 million of unrecognized compensation cost related to unvested restricted share awards from the Restricted Share Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

13.	Subsequent Event

On July 13, 2007, the Company announced that it had entered into a $200.0 million credit facility with Wachovia Bank, National Association, Keybank National Association and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by OdysseyRe, and all of which is available for the issuance of secured letters of credit. The credit facility contains an accordion feature that permits OdysseyRe to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The credit facility will be used for working capital and other corporate purposes, including the issuance of letters of credit to support the insurance and reinsurance businesses of OdysseyRe and its subsidiaries.

The new credit facility replaces the Company’s three-year, $150.0 million credit facility entered into as of September 23, 2005, which has been terminated, and the obligations thereunder have been satisfied. For more information on the previous credit facility, see Note 7 to the consolidated financial statements included in this Form 10-Q.

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

Our gross premiums written for the six months ended June 30, 2007 were $1,121.5 million, a decrease of $55.4 million, or 4.7%, compared to gross premiums written for the six months ended June 30, 2006 of $1,176.9 million. Our business outside of the United States accounted for 48.0% of our gross premiums written for the six months ended June 30, 2007, compared to 46.5% for the six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, we had net income available to common shareholders of $232.1 million and $358.0 million, respectively. As of June 30, 2007, we had total assets of $9.1 billion and total shareholders’ equity of $2.3 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 95.1% and 93.9% for the six and three months ended June 30, 2007, compared to 93.6% and 95.3% for the six and three months ended June 30, 2006.

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

Premium Outlook

We currently expect our total gross premiums written to decline by as much as 10% for the year ended December 31, 2007 as compared to 2006. This primarily reflects competitive market conditions combined with a reduction in the amount of reinsurance business written in 2007 on a proportional basis in certain classes of business, particularly for catastrophe exposed property business in the United States. Where appropriate, we are migrating proportional business to an excess of loss basis, which has the effect of reducing written premiums attributable to the coverage. We believe this more effectively allocates our capital resources in line with the underlying characteristics of the business. Proportional business represented 49.3% of our reinsurance gross premiums written for the six months ended June 30, 2007, compared to 51.1% for the year ended December 31, 2006.

Critical Accounting Estimates

The consolidated financial statements and related notes included in Item 1 of this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries.

Critical accounting estimates are defined as those that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of material contingent assets and liabilities, including litigation contingencies. These estimates, by necessity, are based on assumptions involving numerous factors.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of June 30, 2007 and 2006 and March 31, 2007 and 2006 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	Change	As of	As of	Change	Change
	June 30,	March 31,	Second	Year to	June 30,	March 31,	Second	Year to
Division	2007	2007	Quarter	Date	2006	2006	Quarter	Date

	Gross Premiums Written
Americas	$200.1	$196.2	$3.9	$(18.4)	$212.1	$266.9	$(54.8)	$(66.8)
EuroAsia	146.9	138.4	8.5	14.8	150.8	125.0	25.8	27.9
London Market	30.2	44.8	(14.6)	(8.3)	56.8	53.3	3.5	(16.2)

Total	$377.2	$379.4	$(2.2)	$(11.9)	$419.7	$445.2	$(25.5)	$(55.1)

	Acquisition Costs
Americas	$43.5	$41.7	$1.8	$(5.9)	$44.3	$57.2	$(12.9)	$(15.7)
EuroAsia	45.7	43.9	1.8	5.1	47.7	42.5	5.2	11.2
London Market	2.5	4.5	(2.0)	(0.5)	5.0	3.4	1.6	(1.6)

Total	$91.7	$90.1	$1.6	$(1.3)	$97.0	$103.1	$(6.1)	$(6.1)

	Premiums Receivable
Americas	$156.6	$154.5	$2.1	$(12.5)	$167.8	$209.7	$(41.9)	$(51.1)
EuroAsia	101.2	94.5	6.7	9.7	103.1	82.5	20.6	16.7
London Market	27.7	40.3	(12.6)	(7.8)	51.8	49.9	1.9	(14.6)

Total	$285.5	$289.3	$(3.8)	$(10.6)	$322.7	$342.1	$(19.4)	$(49.0)

	Unearned Premiums Reserve
Americas	$132.0	$125.7	$6.3	$(7.1)	$125.0	$167.5	$(42.5)	$(47.4)
EuroAsia	100.5	89.6	10.9	(0.3)	94.7	78.7	16.0	(1.9)
London Market	12.5	17.6	(5.1)	(0.6)	19.8	17.6	2.2	(2.4)

Total	$245.0	$232.9	$12.1	$(8.0)	$239.5	$263.8	$(24.3)	$(51.7)

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

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.5% of our gross premiums written for the six months ended June 30, 2007. As a result, we believe the risks of material changes over time are mitigated.

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

We rely on initial and subsequent claims reports received from ceding companies to establish our estimates of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $22.0 million and $17.2 million as of June 30, 2007 and December 31, 2006, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

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

Our estimate of ultimate loss is determined based on a review of the results of several commonly accepted actuarial projection methodologies incorporating the quantitative and qualitative information described above. The specific methodologies we utilize in our loss reserve review process include, but may not be limited to (i) incurred and paid loss development methods, (ii) incurred and paid Bornhuetter Ferguson (“BF”) methods and (iii) loss ratio methods. The incurred and paid loss development methods utilize loss development patterns derived from historical loss emergence trends usually based on cedant supplied claim information to determine ultimate loss. These methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. Loss ratio methods multiply expected loss ratios, derived from aggregated analyses of internally developed pricing trends, by earned premium to determine ultimate loss. The incurred and paid BF methods are a blend of the loss development and loss ratio methods. These methods utilize both loss development patterns, as well as expected loss ratios, to determine ultimate loss. When using the BF methods, the initial treaty year ultimate loss is based predominantly on expected loss ratios. As loss experience matures, the estimate of ultimate loss using this methodology is based predominantly on loss development patterns. We generally do not utilize methodologies that are dependent on claim counts reported, claim counts settled or claim counts open. Due to the nature of our business, this information is not routinely provided by the ceding company for every treaty. Consequently, actuarial methods utilizing this information generally cannot be relied upon by us in our loss reserve estimation process. As a result, for much of our business, the separate analysis of frequency and severity loss activity underlying overall loss emergence trends is not practical. Generally, we rely on BF and loss ratio methods for estimating ultimate loss liabilities for more recent treaty years. These methodologies, at least in part, apply a loss ratio, determined from aggregated analyses of internally developed pricing trends across reserve cells, to premium earned on that business. Adjustments to premium estimates generate appropriate adjustments to ultimate loss estimates in the quarter in which they occur using the BF and loss ratio methods. To estimate losses for more mature treaty years, we generally rely on the incurred loss development methodology, which does not rely on premium estimates. In addition, we may use other methods to estimate liabilities for specific types of claims. For property catastrophe losses, we may utilize vendor catastrophe models to estimate ultimate loss soon after a loss occurs, where loss information is not yet reported to us from cedants. The provision for asbestos loss liabilities is established based on an annual review of internal and external trends in reported loss and claim payments. IBNR is determined by subtracting the total of paid loss and case reserves including ACRs from ultimate loss.

We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at June 30, 2007.

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

We reported net adverse development for prior years of $7.8 million and $61.4 million for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, we reported net adverse development for prior years of $5.4 million and $37.7 million, respectively. Prior period losses and loss adjustment expenses for the six months ended June 30, 2007 include a reduction of $0.9 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $8.7 million in the period was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in the Americas division in 2001 and prior years. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the six months ended June 30, 2006 include an increase in loss estimates of $31.1 million on prior year catastrophes, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period. The remaining amount of prior period losses of $30.3 million in the period was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in the Americas division in 2001 and prior years. This increase was partially offset by reduced loss estimates on non-catastrophe business due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the three months ended June 30, 2007 include an increase of $1.2 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $4.2 million in the period was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in the Americas division in 2001 and prior years. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the three months ended June 30, 2006 include an increase in loss estimates of $25.5 million on prior year catastrophes, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period. The remaining amount of prior period losses of $12.2 million in the period was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in the Americas division in 2001 and prior years. This increase was partially offset by reduced loss estimates on non-catastrophe business due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions. Our actual loss emergence reported in 2007 and 2006 for business written in the Americas division in 2001 and prior years was greater than our expectations, which were based on historical loss emergence information available prior to 2007 for the six months ended June 30, 2007 and prior to 2006 for the six months ended June 30, 2006. Upon consideration of this new loss emergence information received during 2007 and 2006, we revi sed our ultimate loss estimates, which had the effect of increasing our loss reserves.

The ultimate settlement value of losses related to business written in prior periods, for the six months ended June 30, 2007 and 2006, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at December 31, 2006 and 2005 by 0.2% and 1.6%, respectively. The ultimate settlement value of losses related to business written in prior periods, for the three months ended June 30, 2007 and 2006, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at March 31, 2007 and 2006 by 0.1% and 0.9%. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions based upon that information. Every 1% point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and loss adjustment expenses as of June 30, 2007 will impact pre-tax income by $44.6 million.

If a change were to occur in the combined frequency and severity of claims underlying our June 30, 2007 unpaid losses and loss adjustment expenses, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

2.50% unfavorable change	$111.5
5.00% unfavorable change	223.0
7.50% unfavorable change	334.5

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

The following table provides detail on adverse (favorable) loss and LAE development for prior years, by division, for the six and three months ended June 30, 2007 and 2006 (in millions):

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Americas	$33.8	$80.7	$18.7	$40.8
EuroAsia	(4.5)	(4.3)	(1.1)	—
London Market	(16.6)	0.5	(8.0)	0.9
U.S. Insurance	(4.9)	(15.5)	(4.2)	(4.0)

Total adverse loss and LAE development	$7.8	$61.4	$5.4	$37.7

The Americas division reported net adverse loss development for prior years of $33.8 million and $80.7 million for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, the net adverse loss development reported for prior years is $18.7 and $40.8 million, respectively. For the six months ended June 30, 2007, the increase in prior years’ loss estimates is due to loss emergence greater than expectations in the period, principally attributable to U.S. casualty classes of business written in 2001 and prior years. For the six months ended June 30, 2006, the increase in prior year loss estimates is due to prior period catastrophe losses of $25.2 million, principally attributable to Hurricanes Rita and Wilma, with the remainder principally related to increased loss estimates due to loss emergence greater than expectations in the period for U.S. casualty business written in 2001 and prior years. For the three months ended June 30, 2007, the increase in prior years’ loss estimates is due to loss emergence greater than expectations in the period, principally attributable to U.S. casualty classes of business written in 2001 and prior years. For the three months ended June 30, 2006, the increase in prior year loss estimates is due to prior period catastrophe losses of $24.7 million, principally attributable to Hurricanes Rita and Wilma, with the remainder principally related to increased loss estimates due to loss emergence greater than expectations in the period for U.S. casualty business written in 2001 and prior years. The difficulty in anticipating the ultimate losses attributable to U.S. casualty business is due to calendar period emergence exceeding expectations that were established based on information available in prior periods. This includes estimating the cost of known claims and estimating the cost of claims where no reports have yet been made. In addition, the ability to anticipate the ultimate value of losses is made difficult by the long period of time that elapses before an actual loss is known and determinable. In particular, competitive market conditions during the 1997 to 2001 period have resulted in unexpectedly prolonged emergence patterns as a result of an increasing level of deductibles, expanded coverage, expanded policy terms and an increase of corporate improprieties and bankruptcies. Losses attributable to general liability and excess workers’ compensation classes of business during the 1997 to 2001 period have also generated a higher frequency of large claims due to relatively broad coverage available under policy forms used during these periods. These factors have adversely impacted our ability to estimate losses and LAE in subsequent periods attributable to business written during this period.

The EuroAsia division reported net favorable loss development for prior years of $4.5 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, the net favorable loss development reported for prior years is $1.1 million. For the three months ended June 30, 2006, the net loss development for prior years is immaterial. The reduction in prior year loss estimates for the six months ended June 30, 2007 is driven by loss emergence lower than expectations during the period on aviation, credit and marine lines of business. For the six months ended June 30, 2006, the reduction in loss estimates is attributable to loss emergence lower than expectations during the period on non-proportional personal accident, as well as property coverages. The reduction in prior year loss estimates for the three months ended June 30, 2007 is driven by loss emergence lower than expectations in the period on credit and marine lines of business.

The London Market division reported net favorable loss development for prior years of $16.6 million for the six months ended June 30, 2007 and net adverse loss development of $0.5 million for the six months ended June 30, 2006. For the three months ended June 30, 2007, the net favorable loss development for prior years is $8.0 million, and for the three months ended June 30, 2006, the net adverse loss development is $0.9 million. The decrease in prior year loss estimates for the six months ended June 30, 2007 results from favorable loss emergence trends for accident, satellite, and aviation business in the period. The increase in prior year loss estimates for six months ended June 30, 2006 is principally due to lower than expected loss emergence during the period on liability, accident, satellite and aviation business, offset by greater than expected loss emergence on prior period catastrophes, principally due to Hurricanes Rita and Wilma. The decrease in prior year loss estimates for the three months ended June 30, 2007 results from favorable loss emergence trends for accident, satellite, and aviation business in the period. The increase in prior period loss estimates for the three months ended June 30, 2006 is principally due to lower than expected loss emergence during the period on aviation and accident and health business, offset by greater than expected loss emergence on prior period catastrophes, principally due to the Hurricanes Rita and Wilma.

The U.S. Insurance division reported net favorable loss development for prior years of $4.9 million and $15.5 million for the six months ended June 30, 2007 and 2006, respectively. The net favorable development for prior years is $4.2 million and $4.0 million for the three months ended June 30, 2007 and 2006. The reduction in prior year loss estimates during the six months ended June 30, 2007 is attributable to loss emergence lower than expectations during the period for general liability. The reduction in prior year loss estimates for the six months ended June 30, 2006 is attributable to loss emergence lower than expectations during the period for medical malpractice and general liability. The reduction in prior year loss estimates during the three months ended June 30, 2007 is attributable to loss emergence lower than expectations during the period for general liability. For the three months ended June 30, 2006, the reduction in prior period loss estimates is attributable to loss emergence lower than expectations in the period for medical malpractice and general liability.

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

The following table summarizes, by type of reserve, the unpaid losses and LAE reserve as of June 30, 2007 and December 31, 2006. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of June 30, 2007			As of December 31, 2006
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
	(In millions)

Americas
Gross	$1,577.6	$1,235.9	$2,813.5	$1,661.5	$1,285.0	$2,946.5
Ceded	(245.4)	(122.6)	(368.0)	(292.1)	(135.7)	(427.8)

Net	$1,332.2	$1,113.3	$2,445.5	$1,369.4	$1,149.3	$2,518.7

EuroAsia
Gross	394.0	254.3	648.3	322.3	258.5	580.8
Ceded	(3.2)	(2.5)	(5.7)	(3.4)	(1.8)	(5.2)

Net	$390.8	$251.8	$642.6	$318.9	$256.7	$575.6

London Market
Gross	364.0	682.0	1,046.0	395.2	649.8	1,045.0
Ceded	(68.1)	(71.8)	(139.9)	(67.4)	(69.5)	(136.9)

Net	$295.9	$610.2	$906.1	$327.8	$580.3	$908.1

U.S. Insurance
Gross	171.8	468.0	639.8	160.6	409.2	569.8
Ceded	(46.1)	(128.1)	(174.2)	(48.2)	(120.9)	(169.1)

Net	$125.7	$339.9	$465.6	$112.4	$288.3	$400.7

Total
Gross	2,507.4	2,640.2	5,147.6	2,539.6	2,602.5	5,142.1
Ceded	(362.8)	(325.0)	(687.8)	(411.1)	(327.9)	(739.0)

Net	$2,144.6	$2,315.2	$4,459.8	$2,128.5	$2,274.6	$4,403.1

Provision for IBNR in unpaid losses and LAE as of June 30, 2007 is $2,315.2 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the six months ended June 30, 2007 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $26.3 million. A change in loss emergence trends that increases unpaid losses and LAE at June 30, 2007 by 2.5% would increase IBNR by $111.5 million.

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

In addition, other issues have emerged regarding asbestos exposure that have further impacted the ability to estimate ultimate liabilities for this exposure. These issues include an increasingly aggressive plaintiffs’ bar, an increased involvement of defendants with peripheral exposure, the use of bankruptcy filings due to asbestos liabilities as an attempt to resolve these liabilities to the disadvantage of insurers, the concentration of litigation in venues favorable to plaintiffs, and the potential of asbestos litigation reform at the state or federal level.

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of June 30, 2007, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $178.9 million and $26.4 million, respectively. See Note 6 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred for the six and three months ended June 30, 2007 and 2006 (in millions):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asbestos
Gross losses and LAE incurred	$—	$15.0	$—	$—
Net losses and LAE incurred	—	(12.3)	—	(0.9)
Environmental
Gross losses and LAE incurred	$3.0	$—	$3.0	$—
Net losses and LAE incurred	3.0	(3.0)	3.0	(0.1)

The Company did not incur net losses and loss adjustment expenses related to asbestos claims for the six and three months ended June 30, 2007. For the six months ended June 30, 2006, net losses and loss adjustment expenses for asbestos claims decreased $12.3 million. Included in this amount is a $5.0 million net reserve increase due to loss emergence greater than expectations in the period, which was reduced by the $17.3 million benefit recognized as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement. For the three months ended June 30, 2006, net losses and loss adjustment expenses for asbestos claims decreased $0.9 million as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement.

Environmental net losses and loss adjustment expenses for the six and three months ended June 30, 2007 reflect a net reserve increase of $3.0 million due to loss emergence greater than expectations in the period. Environmental net losses and loss adjustment expenses for the six and three months ending June 30, 2006 reflect benefits of $3.0 million and $0.1 million, respectively, as a result of the amortization of the deferred gain related to the 1995 Stop Loss Agreement.

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

Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Premiums Written
Direct	$338.5	$348.0	$177.9	$155.5
Add: assumed	783.0	828.9	375.4	428.5
Less: ceded	90.2	98.1	48.2	41.2

Net	$1,031.3	$1,078.8	$505.1	$542.8

Premiums Earned
Direct	$350.8	$368.9	$179.0	$176.7
Add: assumed	784.8	887.0	380.3	461.4
Less: ceded	81.9	117.8	44.6	53.5

Net	$1,053.7	$1,138.1	$514.7	$584.6

The total amount of reinsurance recoverables on paid and unpaid losses as of June 30, 2007 and December 31, 2006 was $752.6 million and $798.8 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of June 30, 2007 and December 31, 2006 was $43.8 million and $42.5 million, respectively, and has been netted against reinsurance recoverables on loss payments. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $1.7 million and $1.9 million as of June 30, 2007 and December 31, 2006, respectively, which has been netted against premiums receivable.

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

During the second quarter of 2006, we commuted certain Whole Account Excess of Loss Agreements for total consideration of $80.6 million through the settlement of funds held under reinsurance contracts (included as a liability on our consolidated balance sheet) and the receipt of cash from the reinsurer, net of the settlement of outstanding commissions receivable. During the second quarter of 2006, the commutation of these contracts decreased our paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million. This commutation covered all outstanding Whole Account Excess of Loss Agreements applicable to underwriting and accident years 1999 and prior as well as the reinsurer’s participation on underwriting years 2000 and 2001. Two Whole Account Excess of Loss Agreements covering underwriting years 2000 and 2001 remain outstanding, with loss cession limits for each fully utilized as of June 30, 2007. The principal reinsurer under these agreements is Underwriters Reinsurance Company (Barbados) Inc.

In addition to the Whole Account Excess of Loss Agreements, we entered into a three-year aggregate excess of loss reinsurance contract protecting our United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified us for losses in excess of an annual retention, subject to an annual limit of liability. During December 2006, we entered into a commutation and release agreement related to this contract, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, a pre-tax loss of $1.4 million was recognized. Additionally, reinsurance recoverables have been reduced by $16.1 million for the year ended December 31, 2006. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of our total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. We maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium in come for underwriting year 1998, and 18.9% for 1999 and 2000. A minimum interest credit is applied to the loss payment account, equal to the one year U.S. Treasury bill yield plus 75 basis points. As of December 31, 2006, the loss payment account had a zero balance.

The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreements for the six and three months ended June 30, 2007 and 2006 (in millions):

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
Coverage period	2007	2006	2007	2006

Prior years	$—	$—	$—	$(0.2)
2000 underwriting year	(0.1)	0.1	0.1	(0.1)
2001 underwriting year	—	9.5	—	9.5

Total	$(0.1)	$9.6	$0.1	$9.2

The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the six and three month ended June 30, 2007 and 2006 is as follows (in millions):

	Six Months		Three Months
	Ended,		Ended,
	June 30,		June 30,
	2007	2006	2007	2006

Ceded earned premium	$(0.2)	$(1.6)	$—	$(1.5)
Ceded acquisition costs	0.9	0.6	0.5	(0.1)
Ceded losses and LAE	(0.1)	9.6	0.1	9.2

Net underwriting income	0.6	8.6	0.6	7.6
Interest expense	(3.9)	(4.6)	(1.8)	(0.4)

Loss before income taxes	$(3.3)	$4.0	$(1.2)	$7.2

We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $0.7 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively, and $136.0 thousand and $124.0 thousand for the three months ended June 30, 2007 and 2006, respectively.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Underwriting Results

Gross Premiums Written.  Gross premiums written for the six months ended June 30, 2007 decreased by $55.4 million, or 4.7%, to $1,121.5 million compared to $1,176.9 million for the six months ended June 30, 2006, as reflected in the following table (in millions):

	Six Months
	Ended June 30,		Change
Division	2007	2006	$	%

Americas	$418.1	$466.4	$(48.3)	(10.4)%
EuroAsia	288.8	287.7	1.1	0.4
London Market	161.6	177.2	(15.6)	(8.8)
U.S. Insurance	253.0	245.6	7.4	3.0

Total gross premiums written	$1,121.5	$1,176.9	$(55.4)	(4.7)%

Total reinsurance gross premiums written for the six months ended June 30, 2007 were $783.0 million compared to $828.9 million for 2006, a decrease of 5.5%. Total insurance gross premiums written for the six months ended June 30, 2007, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of the London Market division), were $338.5 million compared to $348.0 million for 2006, a decrease of 2.7%. For the six months ended June 30, 2007, total reinsurance gross premiums written represented 69.8% (70.4% in 2006) of our business, while insurance represented the remaining 30.2% (29.6% in 2006) of our business.

Americas.  Gross premiums written in the Americas division for the six months ended June 30, 2007 were $418.1 million, a decrease of $48.3 million, or 10.4%, as compared to $466.4 million for the six months ended June 30, 2006. These amounts represented 37.3% of our gross premiums written for the six months ended June 30, 2007 and 39.6% for the six months ended June 30, 2006. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $330.1 million for the six months ended June 30, 2007 decreased $54.0 million, or 14.1%, compared to $384.1 million for the six months June 30, 2006. The decline in gross premiums written is comprised of a decrease of $47.6 million in property business, primarily related to the reduction in catastrophe exposed proportional business.

•	Latin America — Gross premiums written of $69.6 million for the six months ended June 30, 2007 were unchanged compared to $69.6 million for the six months ended June 30, 2006. The Latin America unit writes treaty and facultative reinsurance business throughout Latin America and the Caribbean. The business is predominantly commercial property in nature.

•	Canada — Gross premiums written of $19.4 million for the six months ended June 30, 2007 increased $7.1 million, or 57.7%, compared to $12.3 million for the six months ended June 30, 2006. The Canadian unit primarily writes property, crop hail and auto coverage.

EuroAsia.  Gross premiums written in the EuroAsia division for the six months ended June 30, 2007 were $288.8 million, an increase of $1.1 million, or 0.4%, as compared to $287.7 million for the six months ended June 30, 2006. These amounts represented 25.7% of our gross premiums written for the six months ended June 30, 2007 and 24.4% in the corresponding period of 2006. This increase is primarily attributable to exchange rate movements during the first six months of 2007 compared to 2006 as the U.S. dollar weakened against the Euro, as well as reinstatement premiums for Windstorm Kyrill of $3.5 million in 2007. Higher volume of property, liability, marine, aviation, and accident and health business, was offset by lower volume in motor and credit and bonds classes of business.

London Market.  Gross premiums written in the London Market division for the six months ended June 30, 2007 were $161.6 million, a decrease of $15.6 million, or 8.8%, as compared to $177.2 million for the six months ended June 30, 2006. These amounts represented 14.4% of our gross premiums written for the six months ended June 30, 2007 and 15.1% for the six months ended June 30, 2006. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $76.1 million for the six months ended June 30, 2007 increased $1.3 million, or 1.7%, compared to $74.8 million for the six months ended June 30, 2006. Gross premiums written from property business, which represents 24.5% of London Branch for the six months ended June 30, 2007, increased by $13.2 million, or 49.9%, for the six months ended June 30, 2007 compared to the corresponding period of 2006. The increase in property premiums is comprised of an increase of $2.3 million related to reinstatement premiums primarily related to Windstorm Kyrill and the increase of accounts recorded in the second quarter 2007 compared to 2006. We anticipate that the full year 2007 property premium volume will be consistent with calendar year 2006 volume. Marine and aviation business decreased by $4.4 million or 13.4% for the six months ended June 30, 2007 compared to the corresponding period in 2006. Casualty business decreased by $7.4 million or 47.9% in 2007 compared to the corresponding period of 2006 due to the non-renewal of business that did not meet our underwriting criteria.

•	Newline — Gross premiums written of $85.5 million for the six months ended June 30, 2007 decreased $16.9 million, or 16.5%, compared to $102.4 million for the six months ended June 30, 2006. The decrease was primarily attributable to lower liability business which generally reflects more competitive market conditions, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the six months ended June 30, 2007 were $253.0 million, an increase of $7.4 million, or 3.0%, as compared to $245.6 million for the six months ended June 30, 2006. These amounts represented 22.6% of our gross premiums written for the six months ended June 30, 2007 and 20.9% for the six months ended June 30, 2006. Lines of business which experienced the greatest change in gross premiums written or were significant to the U.S. Insurance division during the six months ended June 30, 2007 are as follows:

•	Property and package business increased $24.2 million, or 239.6%, to $34.3 million for period ending June 30, 2007, as compared to $10.1 million for the same period in 2006. Contributing to this increase was the inception of two new accounts during the second quarter of 2007, which generated $19.5 million.

•	Professional liability gross premiums written increased $1.7 million, or 2.7%, to $64.3 million for the six months ended June 30, 2007, from $62.6 million for the same period in 2006. While premium growth slowed, this class of business is the largest for the U.S. Insurance division and represents 25.4% of the total gross written premium.

•	Medical malpractice gross premiums written were $63.3 million for the six months ended June 30, 2007, a decrease of $19.9 million, or 23.9%, from $83.2 million for the same period in 2006. This decrease reflects the more competitive market conditions along with certain groups retaining more exposure or self-insuring their own programs. Medical malpractice, our second largest line of business in the U.S. Insurance division after professional liability, represented 25.0% of the total gross premiums written.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $9.0 million, or 22.2%, to $31.6 million from $40.6 million for the six months ended June 30, 2007 and 2006, respectively, primarily due to increased competition and recently introduced rating restrictions in California.

Ceded Premiums Written.  Ceded premiums written for the six months ended June 30, 2007 decreased by $7.9 million, or 8.1%, to $90.2 million (8.0% of gross premiums written) from $98.1 million (8.3% of gross premiums written) for the six months ended June 30, 2006. The decrease in ceded premiums written is partially due to the overall decrease in gross premiums written. In addition, increased retentions in our U.S. Insurance business resulted in an $8.9 million decrease in premiums ceded in 2007 to 19.5% of gross premiums written for the six months ended June 30, 2007, from 23.7% in the comparable 2006 period.

Net Premiums Written.  Net premiums written for the six months ended June 30, 2007 decreased by $47.5 million, or 4.4%, to $1,031.3 million from $1,078.8 million for the six months ended June 30, 2006. Net premiums written represent gross premiums written less ceded premiums written. The decrease in net premiums written is comprised of a decrease in our gross premiums written of $55.4 million offset by the decrease in our ceded premiums written of $7.9 million compared to 2006.

Net Premiums Earned.  Net premiums earned for the six months ended June 30, 2007 decreased by $84.4 million, or 7.4%, to $1,053.7 million, from $1,138.1 million for the six months ended June 30, 2006. Net premiums earned decreased by $85.9 million, or 17.0%, in the Americas division, $0.6 million, or 0.2%, in the EuroAsia division, and $14.7 million, or 8.6%, in the London Market division, offset by an increase in the U.S. Insurance division of $16.8 million, or 9.0%. We expect that the lower level of net premiums written for the remainder of 2007 will result in reduced net premiums earned in subsequent quarters.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $42.9 million, or 5.7%, to $703.4 million for the six months ended June 30, 2007, from $746.3 million for the six months ended June 30, 2006, as follows (in millions):

	Six Months
	Ended June 30,		Change
	2007	2006	$	%

Gross losses and LAE incurred	$755.0	$850.3	$(95.3)	(11.2)%
Less: ceded losses and LAE incurred	51.6	104.0	(52.4)	(50.4)

Net losses and LAE incurred	$703.4	$746.3	$(42.9)	(5.7)%

The decrease in net losses and LAE was principally related to a decrease in prior period loss development of $53.6 million, ($7.8 million for the six months ended June 30, 2007 versus $61.4 million for the six months ended June 30, 2006). Losses and LAE for the six months ended June 30, 2007 include unfavorable development of $7.8 million attributable to 2006 and prior years, which reflects favorable development of $0.9 million on prior year catastrophe events, with the remainder principally related to unfavorable emergence in the period on U.S. casualty classes of business written in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Losses and LAE incurred during the six months ended June 30, 2006 include $61.4 million attributable to 2005 and prior years, which includes $31.1 million for catastrophe events occurring prior to 2006, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period, with the remainder principally related to unfavorable emergence in the period on U.S. casualty classes of business written in 2001 and prior years. This increase was partially offset by reduced loss estimates on non-catastrophe business due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions.

Ceded losses and LAE incurred for the six months ended June 30, 2007 decreased by $52.4 million, or 50.4%, to $51.6 million, from $104.0 million for the six months ended June 30, 2006. This decrease is principally attributable to a $29.7 million decrease in cessions to the Whole Account Excess of Loss and 1995 Stop Loss Agreements, a decrease of $17.5 million in property catastrophe cessions and a decrease in ceded losses related to our insurance operations of $9.3 million ($29.7 million for the six months ended June 30, 2007 versus $39.0 million for the six months ended June 30, 2006) due to increased retentions.

The loss and LAE ratio for the six months ended June 30, 2007 and 2006 and the percentage point change for each of our divisions and in total are as follows:

	Six Months
	Ended		Percentage
	June 30,		Point
Division	2007	2006	Change

Americas	68.6%	73.0%	(4.4)
EuroAsia	70.5	59.1	11.4
London Market	58.4	63.7	(5.3)
U.S. Insurance	64.3	56.8	7.5

Total losses and LAE ratio	66.8%	65.6%	1.2

The following tables reflect total losses and LAE as reported for each division and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the six months ended June 30, 2007 and 2006 (in millions):

Six Months Ended June 30, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$287.2	68.6%	$193.7	70.5%	$91.3	58.4%	$131.2	64.3%	$703.4	66.8%
Catastrophe Losses:
Windstorm Kyrill	—	—	25.6	9.3	12.0	7.7	—	—	37.6	3.6
Jakarta Floods	—	—	6.2	2.3	—	—	—	—	6.2	0.6
Cyclone Gonu, Oman	—	—	7.5	2.7	—	—	—	—	7.5	0.7
Other 2007 catastrophe losses	6.4	1.5	3.8	1.4	1.5	0.9	—	—	11.7	1.1
Hurricanes Katrina, Rita and Wilma	(1.2)	(0.3)	—	—	0.2	0.1	(0.1)	—	(1.1)	(0.1)
All other prior years	2.1	0.5	(1.0)	(0.4)	(0.9)	(0.5)	—	—	0.2	—

Total catastrophe losses	7.3	1.7%	42.1	15.3%	12.8	8.2%	(0.1)	—%	62.1	5.9%
Prior period loss development including prior period catastrophe losses	$33.8	8.1%	$(4.5)	(1.6)%	$(16.6)	(10.6)%	$(4.9)	(2.4)%	$7.8	0.7%

Six Months Ended June 30, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$368.4	73.0%	$162.7	59.1%	$108.9	63.7%	$106.3	56.8%	$746.3	65.6%
Catastrophe Losses:
2006 events	7.5	1.5	7.2	2.6	1.5	0.9	—	—	16.2	1.4
Hurricanes Katrina, Rita and Wilma	20.4	4.0	0.2	0.1	10.3	6.0	1.2	0.6	32.1	2.9
All other prior years	4.8	1.0	(1.6)	(0.6)	(3.0)	(1.8)	(1.2)	(0.6)	(1.0)	(0.1)

Total catastrophe losses	32.7	6.5%	5.8	2.1%	8.8	5.1%	—	—%	47.3	4.2%
Prior period loss development including prior period catastrophe losses	$80.7	16.0%	$(4.3)	(1.6)%	$0.5	0.3%	$(15.5)	(8.3)%	$61.4	5.4%

Americas Division — Losses and LAE decreased $81.2 million, or 22.0%, to $287.2 million for the six months ended June 30, 2007, from $368.4 million for the six months ended June 30, 2006. This resulted in a loss and LAE ratio of 68.6% for the six months ended June 30, 2007, compared to 73.0% for the six months ended June 30, 2006. The decrease in losses and LAE was principally due to a decrease in prior period loss development of $46.9 million and a decline in net earned premium of $85.9 million, or 17.0%. Losses and LAE for the six months ended June 30, 2007 include net adverse loss development of $33.8 million attributable to 2006 and prior years. This is principally attributable to loss emergence greater than expectations in the period on U.S. casualty classes of business. Losses and LAE for the six months ended June 30, 2006 include net adverse loss development of $80.7 million attributable to 2005 and prior years due to prior period catastrophe losses of $25.2 million, principally attributable to Hurricanes Rita and Wilma, with the remainder due to loss emergence greater than expectations in the period on U.S. casualty classes of business, which includes $5 million for increased asbestos loss estimates, offset by a benefit of $17.3 million from the 1995 Stop Loss Agreement.

EuroAsia Division — Losses and LAE increased $31.0 million, or 19.1%, to $193.7 million for the six months ended June 30, 2007, from $162.7 million for the six months ended June 30, 2006. This resulted in a loss and LAE ratio of 70.5% for the six months ended June 30, 2007, compared to 59.1% for the six months ended June 30, 2006. This increase in losses and LAE was principally due to an increase in current year catastrophe losses of $35.9 million ($43.1 million for the six months ended June 30, 2007 versus $7.2 million for the six months ended June 30, 2006), of which $39.3 million relates to Windstorm Kyrill, Jakarta Floods and Cyclone Gonu. Losses and LAE for the six months ended June 30, 2007 include a benefit of $4.5 million attributable to 2006 and prior years, principally due to favorable emergence on aviation, credit and marine lines of business in the period. Losses and LAE in the six months ended June 30, 2006 include a benefit of $4.3 million attributable to 2005 and prior years, principally related to favorable emergence on miscellaneous non-proportional personal accident and miscellaneous property coverages in the period.

London Market Division — Losses and LAE decreased $17.6 million, or 16.2%, to $91.3 million for the six months ended June 30, 2007, from $108.9 million for the six months ended June 30, 2006. This resulted in a loss and LAE ratio of 58.4% for the six months ended June 30, 2007, compared to 63.7% for the six months ended June 30, 2006. The decrease in losses and LAE was principally due to favorable loss development and a decline in net earned premium of $14.7 million, or 8.6%. For the six months ended June 30, 2007, losses and LAE include $12.0 million attributable to Windstorm Kyrill and reflect a benefit of $16.6 million attributable to 2006 and prior years, principally due to favorable emergence on satellite, accident and aviation exposures in the period. For the six months ended June 30, 2006, losses and LAE include adverse loss development of $0.5 million attributable to 2005 and prior years, attributable to unfavorable loss emergence of $7.3 million from prior period catastrophe losses principally due to loss emergence greater than expectations on Hurricane Rita, offset by favorable loss development on liability, accident, satellite and aviation lines of business due to favorable loss emergence in the period.

U.S. Insurance Division — Losses and LAE increased $24.9 million, or 23.4%, to $131.2 million for the six months ended June 30, 2007, from $106.3 million for the six months ended June 30, 2006. This resulted in a loss and LAE ratio of 64.3% for the six months ended June 30, 2007, compared to 56.8% for the six months ended June 30, 2006. The increase in losses and LAE was principally related to a decrease in favorable loss development on prior years of $10.6 million ($4.9 million favorable loss development for the six months ended June 30, 2007 versus $15.5 million favorable loss development for the six months ended June 30, 2006), and an increase in net earned premium of $16.7 million or 8.9%. For the six months ended June 30, 2007, losses and LAE related to prior years decreased by $4.9 million due to favorable loss emergence on general liability exposures in the period. For the six months ended June 30, 2006, losses and LAE related to 2005 and prior years decreased by $15.5 million, principally due to loss emergence less than expectations on medical malpractice and general liability exposures in the period.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2007 were $214.8 million, a decrease of $32.0 million or 13.0%, compared to $246.8 million for the six months ended June 30, 2006. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.4% for the six months ended June 30, 2007, compared to 21.7% for the six months ended June 30, 2006, a decrease of 1.3 points. The Americas and London Market divisions’ acquisition ratios decreased by 3.2 points and 1.2 points, respectively, due to the change in composition of the mix of business written. The EuroAsia and U.S. Insurance divisions’ acquisition expense ratios increased 1.0 points and 0.7 points, respectively, for the six months ended June 30, 2007 compared to the corresponding period in 2006.

Other Underwriting Expenses.  Other underwriting expenses for the six months ended June 30, 2007 were $83.8 million, compared to $72.0 million for the six months ended June 30, 2006. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.0% for the six months ended June 30, 2007, compared to 6.3% for the corresponding period in 2006. The increase in other underwriting expenses is principally attributable to an increase in compensation costs.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the six months ended June 30, 2007 and 2006 for each of our divisions:

	Six Months
	Ended		Percentage
	June 30,		Point
Division	2007	2006	Change

Americas	30.7%	31.9%	(1.2)
EuroAsia	27.5	25.5	2.0
London Market	26.2	25.1	1.1
U.S. Insurance	26.2	24.1	2.1

Total acquisition costs and other underwriting expense ratio	28.3%	28.0%	0.3

Our combined ratio was 95.1% for the six months ended June 30, 2007, compared to 93.6% for the six months ended June 30, 2006. The following table reflects the combined ratio for the six months ended June 30, 2007 and 2006 for each of our divisions:

	Six Months
	Ended		Percentage
	June 30,		Point
Division	2007	2006	Change

Americas	99.3%	104.9%	(5.6)
EuroAsia	98.0	84.6	13.4
London Market	84.6	88.8	(4.2)
U.S. Insurance	90.5	80.9	9.6

Total combined ratio	95.1%	93.6%	1.5

Investment Results

Net Investment Income.  Net investment income for the six months ended June 30, 2007 decreased by $154.0 million, or 48.1%, to $166.0 million, from $320.0 million for the six months ended June 30, 2006. Net investment income is comprised of gross investment income of $185.2 million less investment expenses of $19.2 million for the six months ended June 30, 2007, compared to gross investment income of $332.3 million less investment expenses of $12.3 million for the six months ended June 30, 2006. The decrease in net investment income for the six months ended June 30, 2007 is primarily attributable to the following:

•	Our investment in HWIC Asia Fund (“HWIC Asia”), an investment vehicle, which was fully redeemed during 2006; accordingly, we did not recognize any investment income related to HWIC Asia for the six months ended June 30, 2007. For the six months ended June 30, 2006, HWIC Asia, which was accounted for in accordance with the equity method of accounting, contributed $167.8 million of investment income. Net investment income, in accordance with the equity method of accounting, includes realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia included in investment income for the six months ended June 30, 2006, is comprised of the following items (in millions):

Six Months
Ended
June 30, 2006

Equity in net investment income of HWIC Asia	$0.7
Equity in net realized capital gains of HWIC Asia	167.1

Equity in net income of HWIC Asia, before taxes	$167.8

•	an increase of $932.1 million or 14.9%, in average invested assets for the six months ended June 30, 2007 over 2006. Investment income from fixed income securities was $97.9 million for the six months ended June 30, 2007, an increase of $26.9 million, or 37.9%, over 2006;

•	an increase of $8.2 million for the six months ended June 30, 2007 over 2006 in net investment income from equity investments, excluding HWIC Asia;

•	a decrease in short-term investments and cash of $6.8 million or 14.1% for the six months ended June 30, 2007 over 2006, which is representative of s shift from shorter term to longer term investments over the same period; and

•	a decrease in income from other invested assets of $9.0 million for the six months ended June 30, 2007 over 2006, which is mainly comprised of income from hedge funds and private equity funds accounted for under the equity method.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in investment income attributable to HWIC Asia, was 4.7% and 5.0% for the six months ended June 30, 2007 and 2006, respectively.

Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $3.9 million for the six months ended June 30, 2007, represents a decrease of $0.7 million, or 15.2%, from $4.6 million for the six months ended June 30, 2006. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $169.2 million for the six months ended June 30, 2007 increased by $9.8 million from $159.4 million for the six months ended June 30, 2006. The increase in net realized investment gains is principally due to an increase in net realized gains from equity investments of $31.9 million, which included realized gains of $119.2 million on the sale of Hub International Limited shares during the six months ended June 30, 2007 compared to $69.4 million on the redemption of shares of HWIC Asia during the six months ended June 30, 2006; an increase in net realized gains on fixed income securities of $19.4 million, offset by an increase in net mark to market realized losses on derivatives of $13.3 million and a decrease in net realized gains from other investments of $28.2 million, principally attributable to the sale of investments during the six months ended June 30, 2006.

Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $169.2 million and $326.5 million for the six months ended June 30, 2007 and 2006, respectively.

There were no other-than-temporary write-downs of investments during the six months ended June 30, 2007. During the six months ended June 30, 2006, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $3.0 million relating to private equity investments, which are included in other securities. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the six months ended June 30, 2007 were $8.2 million, compared to $9.9 million for the six months ended June 30, 2006. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, corporate-related legal fees, consulting fees, and compensation expense. Other expenses, net, for the six months ended June 30, 2007 include $3.2 million in stock-based compensation, compared to $2.8 million in the six months ended June 30, 2006. Included in other expenses, net, is income of $0.5 million related to contracts under deposit accounting for the six months ended June 30, 2007, compared to $2.2 million of net expenses for the six months ended June 30, 2006.

Interest Expense.  We incurred interest expense related to our debt obligations of $18.9 million and $18.5 million for the six months ended June 30, 2007 and 2006, respectively. The higher amount of interest primarily reflects our $40.0 million senior debenture offering completed in November 2006, offset by the conversion of our Convertible Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the six months ended June 30, 2007 decreased by $36.0 million, to $123.4 million, compared to $159.4 million for the six months ended June 30, 2006, resulting from decreased pre-tax income. Included in the income tax provision for the six months ended June 30, 2006 is a one-time benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. Our effective tax rates were 34.3% and 30.6% for the six months ended June 30, 2007 and 2006, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $4.2 million and $4.1 million for the six months ended June 30, 2007 and 2006, respectively.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Underwriting Results

Gross Premiums Written.  Gross premiums written for the three months ended June 30, 2007 decreased by $30.8 million, or 5.3%, to $553.3 million compared to $584.1 million for the three months ended June 30, 2006, as reflected in the following table (in millions):

	Three Months
	Ended June 30,		Change
Division	2007	2006	$	%

Americas	$200.4	$233.9	$(33.5)	(14.3)%
EuroAsia	145.4	151.9	(6.5)	(4.2)
London Market	81.3	92.5	(11.2)	(12.1)
U.S. Insurance	126.2	105.8	20.4	19.3

Total gross premiums written	$553.3	$584.1	$(30.8)	(5.3)%

Total reinsurance gross premiums written for the three months ended June 30, 2007 were $375.4 million compared to $428.5 million for 2006, a decrease of 12.4%. Total insurance gross premiums written for the three months ended June 30, 2007, which includes our U.S. Insurance division and our Lloyd’s syndicate (which is part of the London Market division), were $177.9 million compared to $155.5 million for 2006, an increase of 14.4%. For the three months ended June 30, 2007, total reinsurance gross premiums written represented 67.9% (73.4% in 2006) of our business, while insurance represented the remaining 32.1% (26.6% in 2006) of our business.

Americas.  Gross premiums written in the Americas division for the three months ended June 30, 2007 were $200.4 million, a decrease of $33.5 million, or 14.3%, as compared to $233.9 million for the three months ended June 30, 2006. These amounts represented 36.2% of our gross premiums written for the three months ended June 30, 2007 and 40.0% for the three months ended June 30, 2006. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $158.1 million for the three months ended June 30, 2007 decreased $27.9 million, or 15.0%, compared to $186.0 million for the three months ended June 30, 2006. The decline in gross premiums written is comprised of a decrease of $13.8 million in property business, primarily related to the reduction in catastrophe exposed proportional business.

•	Latin America — Gross premiums written of $33.4 million for the three months ended June 30, 2007 decreased $5.8 million, or 14.8%, compared to $39.2 million for the three months ended June 30, 2006. The decline in gross premiums written is due to a decrease in proportional business of $2.7 million and a decrease in excess of loss business of $3.1 million.

•	Canada — Gross premiums written of $9.4 million for the three months ended June 30, 2007 increased $1.0 million, or 11.9%, compared to $8.4 million for the three months ended June 30, 2006.

EuroAsia.  Gross premiums written in the EuroAsia division for the three months ended June 30, 2007 were $145.4 million, a decrease of $6.5 million, or 4.2%, as compared to $151.9 million for the three months ended June 30, 2006. These amounts represented 26.3% of our gross premiums written for the three months ended June 30, 2007 and 26.0% in the corresponding period of 2006. The decrease in premium volume is comprised of decreases in property business of $5.3 million, liability of $2.1 million and all other lines of business of $1.5 million, offset by increases in aviation and marine business of $2.3 million.

London Market.  Gross premiums written in the London Market division for the three months ended June 30, 2007 were $81.3 million, a decrease of $11.2 million, or 12.1%, as compared to $92.5 million for the three months ended June 30, 2006. These amounts represented 14.7% of our gross premiums written for the three months ended June 30, 2007 and 15.8% for the three months ended June 30, 2006. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $29.7 million for the three months ended June 30, 2007 decreased $13.0 million, or 30.4%, compared to $42.7 million for the three months ended June 30, 2006. Gross premiums written from property business, which represents 17.8% of the London Branch for the three months ended June 30, 2007, increased by $1.4 million, or 11.1%, for the three months ended June 30, 2007 compared to the corresponding period of 2006. The increase in property premiums is comprised of an increase of $0.6 million related to reinstatement premiums primarily related to Windstorm Kyrill and the increase of accounts recorded in the second quarter 2007 compared to 2006. We anticipate that the full year 2007 property premium volume will be consistent with calendar year 2006 volume. Marine and aviation business decreased by $8.4 million or 40.4% for the three months ended June 30, 2007 compared to the corresponding period in 2006. Casualty business decreased by $6.1 million or 68.0% in 2007 compared to the corresponding period of 2006 due to the non-renewal of business that did not meet our underwriting criteria.

•	Newline — Gross premiums written of $51.7 million for the three months ended June 30, 2007 increased $1.9 million, or 3.8%, compared to $49.8 million for the three months ended June 30, 2006. This increase is attributable to new business written during the second quarter of 2007, primarily related to one account, offset by decreases in all other lines of business.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the three months ended June 30, 2007 were $126.2 million, an increase of $20.4 million, or 19.3%, as compared to $105.8 million for the three months ended June 30, 2006. These amounts represented 22.8% of our gross premiums written for the three months ended June 30, 2007 and 18.1% for the three months ended June 30, 2006. Lines of business which experienced the greatest change in gross premiums written during the second quarter are as follows:

•	Property and package gross premiums written for the three months ended June 30, 2007 were $26.0 million as compared to $4.1 million during the same 2006 period. Contributing to this increase was the inception of two new accounts during the second quarter of 2007, which generated $19.5 million of gross premiums written.

•	Professional liability gross premiums written for the three months ended June 30, 2007 of $32.5 million were flat as compared to the prior year comparable period of $32.2 million. While the rate of growth slowed, the line of business is the single largest in the U.S. Insurance division.

•	Medical malpractice gross premiums written were $25.8 million for the three months ended June 30, 2007, a decrease of $7.6 million, or 22.8%, from $33.4 million for the three months ended June 30, 2006. This decrease reflects the more competitive market conditions along with certain groups retaining more exposure or self-insuring their own programs.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $4.6 million, or 22.4%, to $15.9 million from $20.5 million for the three months ended June 30, 2007 and 2006, respectively, primarily due to increased competition and recently introduced rating restrictions in California.

Ceded Premiums Written.  Ceded premiums written for the three months ended June 30, 2007 increased by $7.0 million, or 17.0%, to $48.2 million (8.7% of gross premiums written) from $41.2 million (7.1% of gross premiums written) for the three months ended June 30, 2006. The increase in ceded premiums written is primarily related to two new programs written during the second quarter 2007 in the U.S. Insurance division, which increased ceded premiums written by $13.0 million, offset by decreases in all other divisions.

Net Premiums Written.  Net premiums written for the three months ended June 30, 2007 decreased by $37.7 million, or 6.9%, to $505.1 million from $542.8 million for the three months ended June 30, 2006. Net premiums written represent gross premiums written less ceded premiums written. The decrease in net premiums written is comprised of a decrease in our gross premiums written of $30.8 million and an increase in our ceded premiums written of $7.0 million compared to 2006.

Net Premiums Earned.  Net premiums earned for the three months ended June 30, 2007 decreased by $69.9 million, or 12.0%, to $514.7 million, from $584.6 million for the three months ended June 30, 2006. Net premiums earned decreased by $64.8 million, or 24.7%, in the Americas division, $9.1 million, or 6.2%, in the EuroAsia division, and by $12.7 million, or 14.5%, in the London Market division, offset by an increase of $16.8 million, or 19.2%, in the U.S. Insurance division. We expect that the lower level of net premiums written for the remainder of 2007 will result in reduced net premiums earned in subsequent quarters.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $60.1 million, or 15.2%, to $335.9 million for the three months ended June 30, 2007, from $396.0 million for the three months ended June 30, 2006, as follows (in millions):

	Three Months
	Ended June 30,		Change
	2007	2006	$	%

Gross losses and LAE incurred	$368.5	$429.1	$(60.6)	(14.1)%
Less: ceded losses and LAE incurred	32.6	33.1	(0.5)	(1.5)

Net losses and LAE incurred	$335.9	$396.0	$(60.1)	(15.2)%

The decrease in net losses and LAE was principally related to a decrease in prior period loss development of $32.3 million, ($5.4 million for the three months ended June 30, 2007 versus $37.7 million for the three months ended June 30, 2006). Losses and LAE for the three months ended June 30, 2007 include unfavorable development of $5.4 million attributable to 2006 and prior years, which reflects adverse development of $1.2 million on prior year catastrophe events, with the remainder principally attributable to loss emergence greater than expectations in the period on U.S. casualty classes of business in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market and EuroAsia divisions. Losses and LAE incurred during the three months ended June 30, 2006 include $37.7 million attributable to 2005 and prior years, which includes $25.5 million for catastrophe events occurring prior to 2006, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period, with the remainder principally attributable to loss emergence greater than expectations in the period on U.S. casualty classes of business in the Americas division. This increase was partially offset by reduced loss estimates on due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions.

Ceded losses and LAE incurred for the three months ended June 30, 2007 decreased by $0.5 million, or 1.5%, to $32.6 million, from $33.1 million for the three months ended June 30, 2006.

The loss and LAE ratio for the three months ended June 30, 2007 and 2006 and the percentage point change for each of our divisions and in total are as follows:

	Three Months
	Ended		Percentage
	June 30,		Point
Division	2007	2006	Change

Americas	70.3%	75.0%	(4.7)
EuroAsia	67.4	60.0	7.4
London Market	52.5	65.9	(13.4)
U.S. Insurance	62.1	60.8	1.3

Total losses and LAE ratio	65.3%	67.7%	(2.4)

The following tables reflect total losses and LAE as reported for each division and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended June 30, 2007 and 2006 (in millions):

Three Months Ended June 30, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$139.2	70.3%	$92.6	67.4%	$39.4	52.5%	$64.7	62.1%	$335.9	65.3%
Catastrophe Losses:
Windstorm Kyrill	—	—	2.8	2.0	2.7	3.6	—	—	5.5	1.1
Jakarta Floods	—	—	0.7	0.5	—	—	—	—	0.7	0.1
Cyclone Gonu, Oman	—	—	7.5	5.5	—	—	—	—	7.5	1.5
Other 2007 catastrophe losses	4.1	2.1	0.4	0.3	—	—	—	—	4.5	0.9
Hurricanes Katrina, Rita and Wilma	(0.1)	(0.1)	—	—	(0.1)	(0.1)	—	—	(0.2)	—
All other prior years	1.9	1.0	(0.2)	(0.2)	(0.3)	(0.4)	—	—	1.4	0.2

Total catastrophe losses	5.9	3.0%	11.2	8.1%	2.3	3.1%	—	—%	19.4	3.8%
Prior period loss development including prior period catastrophe losses	$18.7	9.4%	$(1.1)	(0.8)%	$(8.0)	(10.7)%	$(4.2)	(4.0)%	$5.4	1.0%

Three Months Ended June 30, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$197.1	75.0%	$88.0	60.0%	$57.8	65.9%	$53.1	60.8%	$396.0	67.7%
Catastrophe Losses:
2006 Events	2.3	0.9	3.5	2.4	1.1	1.3	—	0.0	6.9	1.2
Hurricanes Katrina, Rita and Wilma	18.6	7.1	—	0.0	3.0	3.4	0.2	0.2	21.8	3.7
All Other Prior Years	6.1	2.3	(1.3)	(0.9)	(0.9)	(1.0)	(0.2)	(0.2)	3.7	0.6

Total catastrophe losses	27.0	10.3%	2.2	1.5%	3.2	3.7%	—	0.0%	32.4	5.5%
Prior period loss development including prior period catastrophe losses	$40.8	15.5%	$—	0.0%	$0.9	1.0%	$(4.0)	(4.6)%	$37.7	6.4%

Americas Division — Losses and LAE decreased $57.9 million, or 29.4%, to $139.2 million for the three months ended June 30, 2007, from $197.1 million for the three months ended June 30, 2006. This resulted in a loss and LAE ratio of 70.3% for the three months ended June 30, 2007, compared to 75.0% for the three months ended June 30, 2006. The decrease in losses and LAE was principally due to a decrease in prior period loss development of $22.1 million and a decline in net earned premium of $64.8 million, or 24.7%. Losses and LAE for the three months ended June 30, 2007 include net adverse loss development of $18.7 million attributable to 2006 and prior years. This is principally attributable to loss emergence greater than expectations in the period on U.S. casualty classes of business. Losses and LAE for the three months ended June 30, 2006 include net adverse loss development of $40.8 million attributable to 2005 and prior years, principally due to prior period catastrophe losses of $24.7 million, principally attributable to Hurricanes Rita and Wilma, with the remainder principally related to increased loss estimates due to loss emergence greater than expectations in the period on U.S. casualty classes of business.

EuroAsia Division — Losses and LAE increased $4.6 million, or 5.2%, to $92.6 million for the three months ended June 30, 2007, from $88.0 million for the three months ended June 30, 2006. This resulted in a loss and LAE ratio of 67.4% for the three months ended June 30, 2007, compared to 60.0% for the three months ended June 30, 2006. This increase in losses and LAE is principally due to an increase in current year catastrophe losses of $7.9 million ($11.4 million for the three months ended June 30, 2007 versus $3.5 million for the three months ended June 30, 2006), of which $11.0 million relates to Cyclone Gonu, Windstorm Kyrill and Jakarta Floods. Losses and LAE for the three months ended June 30, 2007 include a benefit of $1.1 million attributable to 2006 and prior years, principally due to favorable emergence on credit and marine lines of business in the period.

London Market Division — Losses and LAE decreased $18.4 million, or 31.8%, to $39.4 million for the three months ended June 30, 2007, from $57.8 million for the three months ended June 30, 2006. This resulted in a loss and LAE ratio of 52.5% for the three months ended June 30, 2007, compared to 65.9% for the three months ended June 30, 2006. This decrease in losses and LAE was principally due to favorable prior period loss development and a decline in net earned premium of $12.7 million, or 14.5%. For the three months ended June 30, 2007, losses and LAE include $2.7 million attributable to Windstorm Kyrill and include a benefit of $8.0 million attributable to 2006 and prior years, principally due to favorable emergence on satellite, accident and aviation exposures in the period. For the three months ended June 30, 2006, losses and LAE include adverse development of $0.9 million on 2005 and prior years, principally attributable to $2.1 million of loss development from prior period catastrophe losses due to loss emergence greater than expectations on Hurricane Rita and Wilma, offset by favorable loss development on aviation and accident in the period.

U.S. Insurance Division — Losses and LAE increased $11.6 million, or 21.8%, to $64.7 million for the three months ended June 30, 2007, from $53.1 million for the three months ended June 30, 2006. This resulted in a loss and LAE ratio of 62.1% for the three months ended June 30, 2007, compared to 60.8% for the three months ended

June 30, 2006. The increase in losses and LAE was principally related to an increase in net earned premium of $16.8 million, or 19.2%. For the three months ended June 30, 2007, losses and LAE related to prior years decreased by $4.2 million due to favorable loss emergence on general liability in the period. For the three months ended June 30, 2006, losses and LAE related to 2005 and prior years decreased by $4.0 million, principally due to loss emergence less than expectations on medical malpractice and general liability exposures in the period.

Acquisition Costs.  Acquisition costs for the three months ended June 30, 2007 were $107.0 million, a decrease of $17.4 million or 14.0%, compared to $124.4 million for the three months ended June 30, 2006. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.8% for the three months ended June 30, 2007, compared to 21.3% for the three months ended June 30, 2006, a decrease of 0.5 points. The Americas and London Market divisions’ acquisition ratios decreased by 2.2 points and 2.6 points, respectively, due to the change in composition of the mix of business written. The EuroAsia and U.S. Insurance divisions’ acquisition expense ratios increased by 2.1 points and 2.5 points, respectively, for the three months ended June 30, 2007 compared to the corresponding period in 2006.

Other Underwriting Expenses.  Other underwriting expenses for the three months ended June 30, 2007 were $40.3 million, compared to $36.8 million for the three months ended June 30, 2006. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 7.8% for the three months ended June 30, 2007, compared to 6.3% for the corresponding period in 2006. The increase in other underwriting expenses is attributable to an increase in compensation costs.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended June 30, 2007 and 2006 for each of our divisions:

	Three Months
	Ended		Percentage
	June 30,		Point
Division	2007	2006	Change

Americas	31.2%	30.7%	0.5
EuroAsia	27.9	25.1	2.8
London Market	25.9	26.1	(0.2)
U.S. Insurance	26.6	23.7	2.9

Total acquisition costs and other underwriting expense ratio	28.6%	27.6%	1.0

Our combined ratio was 93.9% for the three months ended June 30, 2007, compared to 95.3% for the three months ended June 30, 2006. The following table reflects the combined ratio for the three months ended June 30, 2007 and 2006 for each of our divisions:

	Three Months
	Ended		Percentage
	June 30,		Point
Division	2007	2006	Change

Americas	101.5%	105.7%	(4.2)
EuroAsia	95.3	85.1	10.2
London Market	78.4	92.0	(13.6)
U.S. Insurance	88.7	84.5	4.2

Total combined ratio	93.9%	95.3%	(1.4)

Investment Results

Net Investment Income.  Net investment income for the three months ended June 30, 2007 decreased by $111.1 million, or 56.8%, to $84.5 million, from $195.6 million for the three months ended June 30, 2006. Net investment income is comprised of gross investment income of $93.5 million less investment expenses of $9.0 million for the three months ended June 30, 2007, compared to gross investment income of $200.6 million less investment expenses of $5.0 million for the three months ended June 30, 2006. The decrease in net investment income for the three months ended June 30, 2007 is primarily attributable to the following:

•	Our investment in HWIC Asia Fund (“HWIC Asia”), an investment vehicle which was included in common stock, at equity, was fully redeemed during 2006; accordingly, we did not recognize any investment income related to HWIC Asia for the three months ended June 30, 2007. For the three months ended June 30, 2006, HWIC Asia, which was accounted for in accordance with the equity method of accounting, contributed $104.3 million of investment income. Net investment income, in accordance with the equity method of accounting, includes realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia included in investment income for the three months ended June 30, 2006, is comprised of the following items (in millions):

Three Months
Ended
June 30,
2006

Equity in net investment income of HWIC Asia	$1.0
Equity in net realized capital gains of HWIC Asia	103.3

Equity in net income of HWIC Asia, before taxes	$104.3

•	an increase of $773.8 million or 11.9%, in average invested assets for the three months ended June 30, 2007 over 2006. Investment income from fixed income securities was $53.7 million for the three months ended June 30, 2007, an increase of $18.4 million, or 52.2%, over 2006;

•	an increase of $2.5 million for the three months ended June 30, 2007 over 2006 in net investment income from equity investments, excluding HWIC Asia;

•	a decrease in short-term investments and cash of $12.0 million or 41.4% for the three months ended June 30, 2007 over 2006, which is representative of a shift from shorter term to longer term investments over the same period; and

•	a decrease in income from other invested assets of $10.5 million for the three months ended June 30, 2007 over 2006, which is mainly comprised of income from hedge funds and private equity funds accounted for under the equity method.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in investment income attributable to HWIC Asia, was 4.7% and 5.6% for the three months ended June 30, 2007 and 2006, respectively.

Interest expense on funds held primarily relates to our Whole Account Excess of Loss Agreements, which is included in investment expenses, of $1.8 million for the three months ended June 30, 2007, represents an increase of $1.4 million, or 350.0%, from $0.4 million for the three months ended June 30, 2006. The increase was primarily attributable to the commutation of certain Whole Account Excess of Loss Agreements which occurred during the three months ended June 30, 2006.

Net Realized Investment Gains.  Net realized investment gains of $121.1 million for the three months ended June 30, 2007 increased by $40.3 million from $80.8 million for the three months ended June 30, 2006. The increase in net realized investment gains is principally due to an increase in net realized gains from equity investments of $124.2 million, which included realized gains of $119.2 million on the sale of Hub International Limited shares during the three months ended June 30, 2007 compared to realized losses of $18.3 million on the redemption of shares of HWIC Asia during the three months ended June 30, 2006; offset by an increase in net mark to market realized losses on derivatives of $41.2 million and a decrease in net realized gains from other investments of $29.8 million, principally attributable to net realized gains on the sale of investments during the three months ended June 30, 2006.

Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $121.1 million and $184.1 million for the three months ended June 30, 2007 and 2006, respectively.

There were no other-than-temporary write-downs of investments during the three months ended June 30, 2007 and 2006.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the three months ended June 30, 2007 and 2006 were $2.7 million in each period. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, corporate-related legal fees, consulting fees, and compensation expense.

Interest Expense.  We incurred interest expense related to our debt obligations of $9.4 million and $9.7 million for the three months ended June 30, 2007 and 2006, respectively. The lower amount of interest expense in 2007 primarily reflects the full conversion, on May 1, 2007, of our Convertible Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the three months ended June 30, 2007 decreased by $1.8 million, to $77.5 million, compared to $79.3 million for the three months ended June 30, 2006, resulting from decreased pre-tax income. Included in the income tax provision for the three months ended June 30, 2006, is a one-time benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. Our effective tax rates were 34.4% and 27.2% for the three months ended June 30, 2007 and 2006, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $2.1 million for both the three months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

Our shareholders’ equity increased by $200.5 million, or 9.6%, to $2,284.1 million as of June 30, 2007, from $2,083.6 million as of December 31, 2006. The net increase as of June 30, 2007 compared to December 31, 2006 was primarily attributable to net income of $236.3 million, offset by an other comprehensive loss of $42.1 million, after tax and dividends on preferred and common shares of $13.1 million. The other comprehensive loss results from a decrease in unrealized appreciation for the six months ended June 30, 2007 and principally relates to the recognition of realized gains on equities and an increase in interest rates resulting in a reduction in the fair value of fixed income securities. Our book value per common share was $30.27 as of June 30, 2007, representing an increase of $2.35, or 8.4%, from our book value per share of $27.92 as of December 31, 2006.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, as used in the book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their return on equity calculation.

	As of	As of
	June 30,	December 31,
	2007	2006
	(In millions, except share
	and per share amounts)

Total shareholders’ equity	$2,284.1	$2,083.6
Less: shareholders’ equity related to preferred stock	97.5	97.5

Total common shareholders’ equity	$2,186.6	$1,986.1

Common shares outstanding	72,229,135	71,140,948

Book value per common share	$30.27	$27.92

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2007, Odyssey America can pay dividends to the holding company of

$561.7 million without prior regulatory approval. During the six months ended June 30, 2007 and 2006, the holding company received a $50.0 million and $60.0 million dividend from Odyssey America. Holding company cash and cash equivalents equaled $88.7 million as of June 30, 2007, as compared to $58.8 million as of December 31, 2006.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.3 billion during 2007. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of June 30, 2007, our operating subsidiaries maintained cash and cash equivalents of $1,134.1 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 91.4% of our total reinsurance recoverables as of June 30, 2007, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of June 30, 2007, net of the reserve for uncollectible paid and unpaid reinsurance, which is established based on an evaluation of each reinsurer or retrocessionaire and historical experience, is $64.8 million, of which $15.3 million is collateralized and the remaining $49.5 million is with highly rated companies. The top ten reinsurers measured on total reinsurance recoverables represent $49.9 million, or 77.0% of the total paid loss recoverable. The remaining $14.9 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $2.4 million net of the reserve on uncollectible reinsurance. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.

Cash provided by operations was $142.7 million for the six months ended June 30, 2007, compared to $342.6 million for the six months ended June 30, 2006. This reflects a decrease in cash provided by operations of $199.9 million, or 58.3%, over the corresponding period of 2006. During the six months ended June 30, 2006, the Company received $78.0 million from nSpire related to the 1995 Stop Loss Agreements and $37.5 million related to the commutation of a reinsurance agreement. We paid income taxes of $66.8 million and $58.2 million during the six months ended June 30, 2007 and 2006, respectively. Cash provided by operations for the three months ended June 30, 2007 was $28.6 million, compared to $26.9 million for the three months ended June 30, 2006. This reflects an increase in cash provided by operations of $1.7 million, or 6.3% over the corresponding period in 2006.

Total investments and cash amounted to $7.3 billion as of June 30, 2007, an increase of $220.1 million compared to December 31, 2006. Our average invested assets were $7.2 billion for the six months ended June 30, 2007, as compared to $6.2 billion for the six months ended June 30, 2006. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash and short-term investments, excluding our cash collateral, represented 19.4% and 30.9% of our total investments and cash as of June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007, we redeployed a portion of our cash into intermediate term government fixed income securities. Total fixed income securities were $4.4 billion as of June 30, 2007, compared to $3.5 billion as of December 31,

2006. 92% of our fixed income portfolio is rated “AAA”, with a minimal amount of securities rated below investment grade. The duration of our investment portfolio, including cash and cash equivalents, was 4.8 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the amount of cash and cash equivalents maintained within our portfolio and our cash provided by operations.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), maturing on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year with the first interest payment being made on March 15, 2007. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the six months ended June 30, 2007, the annual interest rate on the Series C Notes was 7.86%.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering of $99.3 million, after fees and expenses, were used for general corporate purposes, including a capital contribution to Odyssey America. The debentures were sold in two tranches, $50.0 million of Series A due March 15, 2021 and $50.0 million of Series B due March 15, 2016. Interest on each series of debentures is due quarterly on March 15, June 15, September 15 and December 15. The interest rate on each series of debentures is equal to the three-month LIBOR, which is calculated on a quarterly basis, plus 2.20%. The Series A debentures are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B debentures are callable by us in 2009 at their par value, plus accrued and unpaid interest. For the six months ended June 30, 2007, the annual interest rate on each series of debentures was 7.56%, compared to annual interest rate of 7.17% for the corresponding 2006 period.

In June 2002, we issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable at our option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of our common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions included our common stock trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, we were permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of our common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, resulting in a decrease to Convertible Notes and a corresponding increase to shareholders’ equity of $40.1 million. In March 2007, we announced that we had called for the redemption of the remaining $22.5 million principal value of our outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, we issued 1,056,107 shares of our common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remain outstanding as of such date. For more information regarding the Convertible Notes, see Note 7 to the consolidated financial statements included in this Form 10-Q.

We participate in Lloyd’s through our 100% ownership of Newline where we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $194.5 million as of June 30, 2007 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of

Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by us. nSpire Re Limited (“nSpire Re”), a subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its newly deposited funds at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our liquidity and capital resources. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of June 30, 2007, Odyssey America continues to have a par value of $88.0 million, or approximately £43.9 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair market value of the pledged assets is $104.9 million, or approximately £52.3 million equivalent. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

On May 15, 2007, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share to be paid on or before June 29, 2007 to all common shareholders of record as of June 15, 2007, resulting in an aggregate dividend of $4.5 million paid during the second quarter of 2007.

On May 15, 2007, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative Series A preferred shares and $0.5380081 per share (equal to 8.6081% per annum) on our floating rate Series B preferred shares. Total dividends of $2.1 million were paid on July 20, 2007 to Series A and Series B preferred shareholders of record on June 30, 2007.

On July 13, 2007, we announced that we had entered into a $200.0 million credit facility with Wachovia Bank, National Association, Keybank National Association and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by OdysseyRe, and all of which is available for the issuance of secured letters of credit. The credit facility contains an accordion feature that permits us to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The credit facility will be used for working capital and other corporate purposes, including the issuance of letters of credit to support the insurance and reinsurance business of OdysseyRe and our subsidiaries.

The new credit facility replaces our three-year, $150.0 million credit facility entered into as of September 23, 2005, which has been terminated, and the obligations thereunder have been satisfied. For more information on the previous credit facility, see Note 7 to the consolidated financial statements included in this Form 10-Q.

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

These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers and insurers. The financial strength ratings of our principal operating subsidiaries are: A.M. Best: “A” (Excellent), Standard & Poor’s: “A−” (Strong), and Moody’s: “A3” (Good).

Our senior unsecured debt is currently rated “BBB-” by Standard & Poor’s, “Baa3” by Moody’s and “bbb” by A.M. Best. Our Series A and Series B preferred shares are currently rated “BB” by Standard & Poor’s, “Ba2” by Moody’s and “bb+” by A.M. Best.

Accounting Pronouncements

On January 1, 2007, we adopted Statement of Financial Accounting Standard (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and clarifies SFAS 133 Implementation Issue D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard established a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by us under SFAS 133. As a result of the adoption of SFAS 155 on January 1, 2007, we no longer bifurcate the embedded derivatives included in certain fixed income securities, and, subsequent to January 1, 2007, changes in the fair value of the hybrid financial instrument are recorded as realized investment gains and losses in our consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adoption, we recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007.

On January 1, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our results of operations or financial position for the six and three months ended June 30, 2007.

We elected to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of June 30, 2007, we have not recorded any interest or penalties. We file income tax returns with various federal, state, and foreign jurisdictions. Our U.S. federal income tax returns for 1999 through 2006 remain open for examination and the Internal Revenue Service is currently examining our 2003 and 2004 returns. Income tax returns filed with various state and foreign jurisdictions remain open to examination but are not considered material.

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

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment portfolio. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of June 30, 2007, our total investments and cash of $7.3 billion includes $4.4 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

The table below displays the potential impact of market value fluctuations on our fixed income securities portfolio as of June 30, 2007 and December 31, 2006, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2007			As of December 31, 2006
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
	(In millions)

200 basis point rise	$3,942.9	$(481.7)	(10.9)%	$3,026.3	$(475.3)	(13.6)%
100 basis point rise	4,166.3	(258.3)	(5.8)	3,246.2	(255.4)	(7.3)
Base Scenario	4,424.6	—	—	3,501.6	—	—
100 basis point decline	4,728.5	303.9	6.9	3,805.9	304.3	8.7
200 basis point decline	5,071.3	646.7	14.6	4,156.7	655.1	18.7

The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 3% and 4% of the fair market value of the total fixed income portfolio as of June 30, 2007 and December 31, 2006, respectively. The asymmetric market value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting market value loss) but to hold these bonds to their longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher market values in that environment).

As of June 30, 2007, we had net unrealized losses of $57.5 million, consisting of gross unrealized depreciation of $200.7 million, which is offset by gross unrealized appreciation of $143.2 million.

We purchase interest rate options from time to time to protect us from movements in interest rates. During the first quarter of 2006, we purchased a 20-year swaption contract with a notional amount of $550.0 million, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. The swaption gave us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $550.0 million. The option’s expiration date was in the third quarter of 2006, and, if exercised, the interest rate swap would have had a maturity date during the first quarter of 2026. The cost of the swaption was $9.6 million. The swaption was recorded at fair value of $38.8 million as of June 30, 2006 in other invested assets and the change in fair value was recorded as a realized gain in the consolidated statement of operations. For the six months ended June 30, 2006, the change in the fair value of the swaption resulted in a realized gain of $29.2 million. This contract was closed and not replaced during the third quarter of 2006 for consideration of $8.2 million, resulting in a realized loss of $1.4 million.

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

As of June 30, 2007 and December 31, 2006, 95.2% and 89.5%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 4.8% and 10.5%, respectively, rated below investment grade.

We have purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $95.6 million and $75.6 million, and the fair value was $46.4 million and $13.5 million, as of June 30, 2007 and December 31, 2006, respectively. The notional amount of credit default swaps was $5.0 billion and $3.5 billion as of June 30, 2007 and December 31, 2006, respectively. The net change in the fair value of the credit default swaps resulted in a net realized gain of $12.9 million and a net realized loss of $4.5 million for the six months ended June 30, 2007 and 2006, respectively.

Equity Price Risk

In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps, which had aggregate notional amounts of $619.5 million as of June 30, 2007 and $581.4 million as of December 31, 2006. The margin maintenance requirement related to the total return swaps was $27.7 million and $10.5 million as of June 30, 2007 and December 31, 2006, respectively. The swap transactions terminate during 2007. As of June 30, 2007 and December 31, 2006, we have provided $53.5 million and $52.1 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other invested assets and other liabilities as of June 30, 2007 and December 31, 2006, respectively, and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the six months ended June 30, 2007 and 2006, the net change in the fair value of the swap transactions resulted in a net realized loss of $29.1 million and $8.2 million, respectively.

In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $13.4 million and $9.4 million, with a strike price of approximately 102.5% and 99.8% of the notional amount of the swap transactions as of June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007, call options, with a notional amount of $580.5 million, expired at a realized gain of $2.8 million. These call options were replaced with call options purchased for $13.4 million and having a notional amount of $635.0 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The maximum potential loss on the swap and call options transactions is $15.5 million and $0.9 million as of June 30, 2007 and December 31, 2006, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the six months ended June 30, 2007 and 2006, the net change in the fair value of these call options resulted in a net realized gain of $5.5 million and a net realized loss of $8.9 million, respectively.

In addition, as of June 30, 2007 and December 31, 2006, we had short positions of $118.3 million and $115.3 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $116.3 million and $119.8 million, respectively. A net realized gain of $7.8 million and $3.2 million for the six months ended June 30, 2007 and 2006, respectively, were recognized in our consolidated statements of operations. As of June 30, 2007 and December 31, 2006, we provided cash and fixed income securities of $217.6 million and $208.6 million, respectively, as collateral for the borrowed securities.

In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $1.7 million. The call option is recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the six months ended June 30, 2007 and 2006, the net change in the fair market value of the call option resulted in a net realized loss of $24.5 thousand and $0.7 million, respectively.

As of June 30, 2007 and December 31, 2006, 13.1% and 12.5%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 11.3% and 10.6% as of June 30, 2007 and December 31, 2006, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in market value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $82.3 million and $75.3 million as of June 30, 2007 and December 31, 2006, respectively, in the fair market value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in market value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of June 30, 2007 and December 31, 2006, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $1.8 billion and $1.5 billion at each period end, or 25.3% and 21.1%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 9.3% and 5.9% of our total investments and cash as of June 30, 2007 and December 31, 2006, respectively, from German securities denominated in the Euro, which represented 7.5% and 7.0%, respectively, and from securities denominated in the Canadian dollar, which represented 4.0% and 4.7% of our total investments and cash as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $184.3 million decline in the fair value of our total investments and cash, before taxes.

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

Based on our review, we have not recognized other-than-temporary impairment losses for the three months ended June 30, 2007.

The following table reflects the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2007 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,677.5	$(21.5)	7	$1,238.6	$(136.4)	17	$2,916.1	$(157.9)	24
States, municipalities and political subdivisions	91.5	(1.5)	18	45.9	(1.3)	6	137.4	(2.8)	24
Foreign governments	774.0	(22.0)	12	106.8	(2.0)	5	880.8	(24.0)	17
All other corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	2,543.0	(45.0)	37	1,391.8	(139.7)	29	3,934.8	(184.7)	66

Fixed income securities non-investment grade, corporate	28.0	(2.0)	5	—	—	—	28.0	(2.0)	5

Total fixed income securities	2,571.0	(47.0)	42	1,391.8	(139.7)	29	3,962.8	(186.7)	71
Preferred stocks, at fair value	1.1	—	1	—	—	—	1.1	—	1
Common stocks, at fair value	349.6	(11.8)	5	—	—	—	349.6	(11.8)	5

Total temporarily impaired securities	$2,921.7	$(58.8)	48	$1,391.8	$(139.7)	29	$4,313.5	$(198.5)	77

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

Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, which included a “special payment” of $26.0 million, due on April 28, 2003, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contends, were reinsured under the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. Odyssey America answered the complaint. Among other things, Odyssey America contends that (i) Gulf breached its duty to Odyssey America of utmost good faith when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement is not covered under the terms of the Treaties. Among the remedies Odyssey America seeks is rescission of the Treaties. We are vigorously asserting our claims and defending ourselves against any claims asserted by Gulf. We estimate that our potential liability in this matter that has not been recorded by us as of March 31, 2007 could range between $35 million to $40 million, after taxes. On July 17, 2007, the court heard oral argument in connection with a motion by Gulf for partial summary judgment, in which Gulf alleges, among other things, that Odyssey America breached the Treaties and has waived, or has failed to timely assert, any right to seek rescission of the Treaties. It is likely that the court will rule on this motion during the third or fourth quarter of 2007, and, depending on the substance of that ruling, it is presently anticipated that the case will go to trial during the fourth quarter of 2007 or the first quarter of 2008. It is not possible to make any determination regarding the likely outcome of this matter at this time.

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

Issuer Purchases of Equity Securities

The following table sets forth purchases made by us of our common shares during the three months ended June 30, 2007. Shares repurchased from time to time are used to support the grant of restricted shares or the exercise of stock options. We do not have a publicly announced repurchase plan for our common shares at this time.

Total Number
			of Shares	Maximum
			Purchased as	Dollar Value of
			Part of Publicly	Shares that may
	Total Number	Average Price	Announced	yet be Purchased
	of Shares	Paid Per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs(1)

April 1 — April 30, 2007	—	$—	—	—
May 1 — May 31, 2007	107,000	42.46	—	—
June 1 — June 30, 2007	—	—	—	$200,000,000

Total	107,000	$42.46	—

(1)	The Odyssey Re Holdings Corp. stock repurchase program was publicly announced on June 15, 2007. It is effective as of such date and expires two years following such date. Under the program, we are authorized to repurchase up to $200.0 million of our common shares from time to time, in the open market.

In June 2002, we issued $110.0 million aggregate principal amount of 4.375% convertible senior debentures due 2022 (“Convertible Notes”). On August 14, 2006, in accordance with the terms of the indenture under which the Convertible Notes were issued, the Convertible Notes became convertible, at the option of the holders, into shares of our common stock at a fixed rate of 46.9925 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of $21.28 per share. The convertibility trigger was met as a result of our common shares trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the indenture, we were permitted to satisfy our conversion obligations in stock or in cash, or in a combination thereof. We elected to satisfy all conversion obligations with common shares, and therefore, as of March 31, 2007, we had issued a total of 1,885,143 common shares to satisfy conversions up to that date. In March 2007, we announced that we had called for redemption the remaining $22.5 million principal value of our outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, we issued 1,056,107 shares of our common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remain outstanding as of such date. The shares of common stock were issued pursuant to an exemption from registration requirements in Section 3(a)(9) of the Securities Act of 1933, as amended. For more information regarding the Convertible Notes, see Note 7 to the consolidated financial statements included in this Form 10-Q.

We make open market repurchases of our common shares, as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. As of June 30, 2007, we held 92,580 common shares in treasury to support such grants and exercises.

PART II — Item 3.	Defaults Upon Senior Securities

None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on April 25, 2007. Proxies for the meeting previously had been solicited pursuant to Regulation 14A under the Securities Act of 1934, as amended.

Our directors were elected in an uncontested election. There were no abstentions or broker non-votes. The following are the votes cast for or withheld from the election of directors:

Directors	For	Withheld

V. Prem Watsa	62,393,120	5,918,952
James F. Dowd	61,796,576	6,515,496
Andrew A. Barnard	62,770,022	5,542,050
Peter M. Bennett	67,749,151	562,921
Anthony F. Griffiths	60,961,339	7,350,733
Patrick W. Kenny	67,471,968	840,104
Bradley P. Martin	61,798,936	6,513,136
Brandon W. Sweitzer	67,320,200	991,872
Paul M. Wolff	67,750,285	561,787

PART II — Item 5.	Other Information

None.

PART II — Item 6.	Exhibit Index

NUMBER		TITLE OF EXHIBIT

*10	.33	Credit Agreement dated as of July 13, 2007 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, KeyBank National Association, and the other parties thereto, and the promissory notes executed in connection therewith.
*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: August 8, 2007	By: /s/ Andrew A. Barnard Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: August 8, 2007	By: /s/ R. Scott Donovan Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer