Form 10-Q
period 2007-09-30
ODYSSEY RE HOLDINGS CORP
filed 2007-11-08
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 5, 2007

Common Stock, par value $0.01 per share	69,802,328

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.  Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $4,396,320 and $3,547,656, respectively)	$4,322,288	$3,501,580
Fixed income securities, held as trading securities, at fair value (cost $222,891)	248,968	—
Redeemable preferred stock, at fair value (cost $2,187)	2,187	—
Equity securities:
Common stocks, at fair value (cost $740,675 and $576,212, respectively)	847,840	636,749
Common stocks, at equity	154,500	245,416
Short-term investments, at fair value	295,016	119,403
Cash and cash equivalents	1,395,518	2,061,796
Cash collateral	279,917	365,033
Other invested assets	232,241	136,111

Total investments and cash	7,778,475	7,066,088
Accrued investment income	66,714	50,930
Premiums receivable	503,942	475,453
Reinsurance recoverable on paid losses	74,077	59,768
Reinsurance recoverable on unpaid losses	672,966	739,019
Prepaid reinsurance premiums	66,055	50,486
Funds held by reinsureds	147,399	154,573
Deferred acquisition costs	153,360	149,886
Federal and foreign income taxes	62,006	116,920
Other assets	70,507	90,589

Total assets	$9,595,501	$8,953,712

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,149,460	$5,142,159
Unearned premiums	764,485	741,328
Reinsurance balances payable	116,493	102,711
Funds held under reinsurance contracts	77,296	96,854
Debt obligations	489,123	512,504
Obligation to return borrowed securities	90,877	119,798
Other liabilities	494,402	154,779

Total liabilities	7,182,136	6,870,133

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value;
200,000,000 shares authorized; 2,000,000 series A shares and 2,000,000 series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 70,455,126 and 71,218,616 shares issued, respectively	704	712
Additional paid-in capital	985,091	1,029,349
Treasury shares, at cost (91,798 and 77,668 shares, respectively)	(3,673)	(2,528)
Accumulated other comprehensive income, net of deferred income taxes	53,202	25,329
Retained earnings	1,378,001	1,030,677

Total shareholders’ equity	2,413,365	2,083,579

Total liabilities and shareholders’ equity	$9,595,501	$8,953,712

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

REVENUES
Gross premiums written	$1,757,347	$1,796,842	$635,837	$619,972
Ceded premiums written	150,267	144,558	60,027	46,507

Net premiums written	1,607,080	1,652,284	575,810	573,465
(Increase) decrease in unearned premiums	(5,450)	31,147	(27,833)	(28,095)

Net premiums earned	1,601,630	1,683,431	547,977	545,370
Net investment income	252,470	403,147	86,467	83,194
Net realized investment gains	256,786	160,873	87,623	1,439

Total revenues	2,110,886	2,247,451	722,067	630,003

EXPENSES
Losses and loss adjustment expenses	1,080,864	1,122,290	377,471	375,945
Acquisition costs	329,277	354,527	114,429	107,719
Other underwriting expenses	127,928	110,809	44,101	38,793
Other expense, net	11,310	16,411	3,153	6,476
Interest expense	28,286	28,098	9,410	9,590
Loss on early extinguishment of debt	—	2,403	—	—

Total expenses	1,577,665	1,634,538	548,564	538,523

Income before income taxes	533,221	612,913	173,503	91,480

Federal and foreign income tax provision:
Current	133,809	178,791	23,145	26,877
Deferred	48,918	12,083	36,148	4,601

Total federal and foreign income tax provision	182,727	190,874	59,293	31,478

Net income	350,494	422,039	114,210	60,002
Preferred dividends	(6,275)	(6,163)	(2,091)	(2,109)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$344,219	$415,876	$112,119	$57,893

BASIC
Weighted average common shares outstanding	70,855,391	68,488,404	70,951,182	68,709,671
Basic earnings per common share	$4.86	$6.07	$1.58	$0.84
DILUTED
Weighted average common shares outstanding	71,906,912	72,281,170	71,436,813	71,946,236
Diluted earnings per common share	$4.79	$5.77	$1.57	$0.81
DIVIDENDS
Dividends declared per common share	$0.19	$0.09	$0.06	$0.03
COMPREHENSIVE INCOME
Net income	$350,494	$422,039	$114,210	$60,002
Other comprehensive income (loss), net of tax	44,369	(75,922)	86,461	69,602

Comprehensive income	$394,863	$346,117	$200,671	$129,604

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
(In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2007	2006

PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$40

COMMON SHARES (par value)
Balance, beginning of period	712	692
Common shares issued during the period	11	15
Common shares repurchased and retired during the period	(19)	—

Balance, end of period	704	707

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	1,029,349	984,571
Common shares issued due to conversion of convertible debentures during the period	25,825	31,118
Common shares repurchased and retired during the period	(66,788)	—
Net change due to stock option exercises and restricted share awards	(8,173)	—
Net effect of share-based compensation	4,878	1,362
Cumulative effect of a change in accounting for unearned stock compensation	—	(1,770)

Balance, end of period	985,091	1,015,281

TREASURY STOCK (at cost)
Balance, beginning of period	(2,528)	(2,916)
Purchases during the period	(13,742)	(2,342)
Reissuance during the period	12,597	4,846

Balance, end of period	(3,673)	(412)

UNEARNED STOCK COMPENSATION
Balance, beginning of period	—	(1,770)
Cumulative effect of a change in accounting for unearned stock compensation	—	1,770

Balance, end of period	—	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	25,329	119,039
Cumulative effect of a change in accounting due to the adoption of SFAS 155	(16,496)	—
Unrealized net appreciation (depreciation) on securities, net of reclassification adjustments	26,471	(82,907)
Foreign currency translation adjustments	17,898	6,985

Balance, end of period	53,202	43,117

RETAINED EARNINGS
Balance, beginning of period	1,030,677	539,799
Cumulative effect of a change in accounting due to the adoption of SFAS 155	16,496	—
Net income	350,494	422,039
Dividends declared to preferred shareholders	(6,275)	(6,163)
Dividends declared to common shareholders	(13,391)	(6,546)

Balance, end of period	1,378,001	949,129

TOTAL SHAREHOLDERS’ EQUITY	$2,413,365	$2,007,862

COMMON SHARES OUTSTANDING
Balance, beginning of period	71,140,948	69,127,532
Issued during the period	1,103,099	1,418,140
Repurchased and retired during the period	(1,866,589)	—
Net treasury shares (acquired) reissued	(14,130)	98,289

Balance, end of period	70,363,328	70,643,961

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$350,494	$422,039
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in premiums receivable and funds held, net	(41,400)	(51,583)
Increase (decrease) in unearned premiums	7,588	(26,970)
Increase in unpaid losses and loss adjustment expenses	73,354	452,434
Decrease in federal and foreign income taxes receivable	33,869	164,992
(Increase) decrease in deferred acquisition costs	(3,474)	11,950
Amortization of stock-based compensation	4,878	4,101
Other assets and liabilities, net	(10,873)	(181,205)
Net realized investment gains	(256,786)	(160,873)
Bond discount amortization, net	(4,374)	(12,935)
Loss on early extinguishment of debt	—	2,403
Net sales of trading securities	31,361	—

Net cash provided by operating activities	184,637	624,353

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	3,172	138,570
Sales of fixed income securities	218,637	233,518
Purchases of fixed income securities	(1,204,093)	(166,239)
Sales of equity securities	282,558	889,749
Purchases of equity securities	(251,029)	(361,111)
Net purchases of other invested assets	(43,848)	(56,901)
Net change in cash collateral	80,973	61,846
Net change in obligation to return borrowed securities	8,758	29,321
Net change in short-term investments	118,382	(155,678)

Net cash (used in) provided by investing activities	(786,490)	613,075

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from debt issuance	—	99,286
Repayment of debt	—	(19,333)
Purchase of treasury shares	(14,637)	(2,342)
Common shares repurchased and retired	(63,872)	—
Dividends paid to preferred shareholders	(6,277)	(5,997)
Dividends paid to common shareholders	(13,391)	(6,487)
Proceeds from exercise of stock options	2,507	2,167
Excess tax benefit from stock-based compensation	1,479	505

Net cash (used in) provided by financing activities	(94,191)	67,799

Effect of exchange rate changes on cash and cash equivalents	29,766	16,942 \

(Decrease) increase in cash and cash equivalents	(666,278)	1,322,169
Cash and cash equivalents, beginning of period	2,061,796	1,528,427

Cash and cash equivalents, end of period	$1,395,518	$2,850,596

Supplemental disclosures of cash flow information:
Interest paid	$21,257	$26,620

Income taxes paid	$148,859	$25,934

Non-cash activity:
Conversion of 4.375% convertible debentures	$(23,474)	$(27,868)

Issuance of common stock	$23,474	$27,868

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company; Hudson Specialty Insurance Company and Napa River Insurance Services, Inc. As of September 30, 2007, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 60.3% of OdysseyRe.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP has been omitted since it is not required for interim reporting purposes. Readers should review the Company’s 2006 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in management’s opinion, are required for a fair statement of its financial position on such dates and the results of operations for those periods. Certain amounts from prior periods have been reclassified to conform with current financial statement presentations. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results for a full year.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

The Company elects to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of September 30, 2007, the Company has not recorded any interest or penalties. The Company files income tax returns with various federal, state, and foreign jurisdictions. The Company’s U.S. federal income tax returns for 1999 through 2006 remain open for examination and the Internal Revenue Service is currently examining the Company’s 2003 and 2004 returns. Income tax returns filed with various state and foreign jurisdictions remain open to examination.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net income per common share for the nine and three months ended September 30, 2007 and 2006 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Net income	$350,494	$422,039	$114,210	$60,002
Preferred dividends	(6,275)	(6,163)	(2,091)	(2,109)

Net income available to common shareholders — basic	344,219	415,876	112,119	57,893
Interest expense on 4.375% convertible senior debentures, net of tax	177	1,437	—	328

Net income available to common shareholders — diluted	$344,396	$417,313	$112,119	$58,221

Weighted average common shares outstanding — basic	70,855,391	68,488,404	70,951,182	68,709,671

Effect of dilutive shares:
4.375% convertible senior debentures	470,249	3,374,258	—	2,812,725
Stock options	173,865	122,900	144,348	155,292
Restricted shares	407,407	295,608	341,283	268,548

Total effect of dilutive shares	1,051,521	3,792,766	485,631	3,236,565

Weighted average common shares outstanding — diluted	71,906,912	72,281,170	71,436,813	71,946,236

Net earnings per common share:
Basic	$4.86	$6.07	$1.58	$0.84
Diluted	4.79	5.77	1.57	0.81

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the nine and three months ended September 30, 2007, respectively, 108,476 and 191,371 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect. For the nine and three months ended September 30, 2006, 113,506 and 95,007 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect.

On May 1, 2007, the Convertible Notes were fully converted and 1.1 million shares of the Company’s common stock were issued related to the conversion (see Note 7) and weighted for inclusion in the calculation of basic earnings per share. As a result of the full conversion, for the three months ended September 30, 2007, there is no dilutive effect related to the Convertible Notes. However, as the Convertible Notes were outstanding for a portion of the nine months ended September 30, 2007, the effect of the conversion of the Convertible Notes has been included in the diluted weighted average common shares outstanding used in the calculation of diluted earnings per share.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	Investments

A summary of the Company’s investment portfolio as of September 30, 2007, excluding common stocks at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$3,133,860	$19,741	$87,473	$3,066,128
States, municipalities and political subdivisions	174,255	5,144	1,157	178,242
Foreign governments	1,043,657	3,696	9,674	1,037,679
All other corporate	44,548	130	4,439	40,239

Total fixed income securities, available for sale	4,396,320	28,711	102,743	4,322,288

Redeemable preferred stock	2,187	—	—	2,187

Common stocks, at fair value:
Banks, trusts and insurance companies	140,300	53,752	5,874	188,178
Industrial, miscellaneous and all other	600,375	74,612	15,325	659,662

Total common stocks, at fair value	740,675	128,364	21,199	847,840

Short-term investments	295,016	—	—	295,016

Cash and cash equivalents	1,395,518	—	—	1,395,518

Cash collateral	279,917	—	—	279,917

Total	$7,109,633	$157,075	$123,942	$7,142,766

Common stocks accounted for under the equity method of accounting were carried at $154.5 million as of September 30, 2007, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $1.8 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $232.2 million as of September 30, 2007, reflecting no gross unrealized appreciation and gross unrealized depreciation of $0.2 million. Fixed income securities held as trading securities were carried at fair value of $249.0 million as of September 30, 2007, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate and foreign government securities, at fair value of $148.4 million and $100.6 million, respectively, as of September 30, 2007.

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

	As of January 1, 2007
	Cost or
	Amortized		Gain,	Loss,
	Cost	Fair Value	pre-tax	pre-tax

Corporate securities	$150,658	$168,403	$18,941	$1,196
Foreign government securities	76,877	84,511	8,426	792

Net cumulative effect of a change in accounting principle due to the adoption of SFAS 155	$227,535	$252,914	$27,367	$1,988

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Investment Gains (Losses)

The following table sets forth the components of net investment income for the nine and three months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest on fixed income securities	$151,800	$106,109	$53,908	$35,111
Dividends on preferred stocks	121	—	22	—
Dividends on common stocks, at fair value	17,521	11,397	6,620	1,856
Net income of common stocks, at equity	12,785	175,696	1,934	5,244
Interest on cash and short-term investments	63,639	86,019	21,939	37,492
Other invested assets	35,350	42,480	11,591	9,751

Gross investment income	281,216	421,701	96,014	89,454
Less: investment expenses	22,377	11,555	7,793	4,059
Less: interest on funds held under reinsurance contracts	6,369	6,999	1,754	2,201

Net investment income	$252,470	$403,147	$86,467	$83,194

The following table sets forth the components of net realized investment gains and losses for the nine and three months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$39,935	$14,743	$25,192	$33,287	$15,769	$17,518
Fixed income securities, held as trading securities	21,523	17,371	4,152	—	—	—
Equity securities	126,106	32,435	93,671	185,432	29,846	155,586
Derivative securities	109,833	49,998	59,835	7,564	80,804	(73,240)
Other securities	108,490	34,554	73,936	91,480	30,471	61,009

Total	$405,887	$149,101	$256,786	$317,763	$156,890	$160,873

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$703	$8,799	$(8,096)	$3,860	$4,578	$(718)
Fixed income securities, held as trading securities	6,520	6,722	(202)	—	—	—
Equity securities	2,579	31,826	(29,247)	71,886	7,356	64,530
Derivative securities	79,515	4,855	74,660	(29,121)	42,621	(71,742)
Other securities	55,608	5,100	50,508	21,047	11,678	9,369

Total	$144,925	$57,302	$87,623	$67,672	$66,233	$1,439

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Other-than-temporary write-downs of investments during the nine months ended September 30, 2007 included in gross realized investment losses for equity securities were $31.8 million related to common stocks, $8.8 million related to fixed income securities and $0.3 million related to preferred stocks, which are included in other securities. Included in gross realized investment losses for the nine months ended September 30, 2006 is $11.0 million related to realized investment losses on the other-than-temporary write-down of fixed income and equity investments. This amount reflects $8.1 million attributable to private equity investments, which is included in other invested assets, and a $2.9 million write-down to fixed income securities.

(b)	Changes in Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income and other comprehensive income for the nine and three months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Fixed income securities	$(27,956)	$15,723	$97,201	$121,679
Redeemable preferred stock	—	—	19	—
Equity securities	48,967	(139,419)	17,155	17,755
Other invested assets	(46)	(3,852)	79	—

Increase (decrease) in unrealized net appreciation of investments	20,965	(127,548)	114,454	139,434
Deferred income tax (expense) benefit	(7,339)	44,641	(40,061)	(48,803)

Net increase (decrease) in unrealized net appreciation of investments	13,626	(82,907)	74,393	90,631
Cumulative effect of a change in accounting principle due to the adoption of SFAS 155, net of tax, excluding foreign currency effects	12,845	—	—	—

Net increase (decrease) in unrealized net appreciation of investments included in other comprehensive income (loss)	$26,471	$(82,907)	$74,393	$90,631

(c)	Common Stocks, at Equity

Common stocks, at equity, totaled $154.5 million as of September 30, 2007 and $245.4 million as of December 31, 2006. The following table sets forth the components of common stocks, at equity, as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006

TRG Holding Corporation	$76,690	$79,859
Fairfax Asia Limited	52,688	47,545
Advent Capital (Holdings) PLC	22,572	19,718
MFXchange Holdings Inc.	2,188	1,926
Hub International Limited	—	95,993
Other common stock	362	375

Total common stocks, at equity	$154,500	$245,416

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company sold its 13.2% ownership (5.3 million shares) of Hub International Limited (“Hub”) during June 2007 to a group of private equity firms for $41.50 per share in cash; accordingly, the Company had no equity interest in Hub as of September 30, 2007. The Company recognized a pre-tax realized investment gain of $119.2 million ($77.5 million, after tax) related to the sale of its ownership in Hub. A summary of Hub’s statement of operations, and the Company’s proportionate share of Hub as of June 12, 2007, the date of the Company’s sale of its ownership in Hub, follows (in thousands):

	January 1, 2007
	through June 12, 2007
	Investee
	Financial	Company
	Statement	Share

Total revenues	$418,093	$55,410
Total expenses	378,068	50,110

Net income	$40,025	$5,299

During the first quarter of 2006, the Company redeemed 2.9 million HWIC Asia shares for cash consideration of $215.3 million, resulting in a pre-tax realized investment gain of $87.7 million. During the second quarter of 2006, the Company redeemed 2.4 million HWIC Asia shares for cash consideration of $161.1 million, resulting in a pre-tax realized investment loss of $18.3 million. During the third quarter of 2006, the Company redeemed its remaining 0.7 million shares of HWIC Asia for cash consideration of $48.1 million, resulting in a pre-tax realized investment gain of $5.7 million, and an aggregate realized investment gain of $75.1 million for the nine months ended September 30, 2006. The consideration received upon redemption was based on the fair value of HWIC Asia at each of the redemption dates.

The Company’s equity in the net income of HWIC Asia, which excludes the realized investment gains from the share redemption discussed above, is included in pre-tax net investment income and is comprised of the following items (in thousands):

	Nine Months Ended	Three Months Ended
	September 30, 2006	September 30, 2006

Equity in net investment income of HWIC Asia	$1,061	$329
Equity in net realized capital gains of HWIC Asia	167,646	555

Equity in net income of HWIC Asia, before taxes	$168,707	$884

Including realized investment gains of $75.1 million and $5.7 million related to the redemption of HWIC Asia shares for the nine and three months ended September 30, 2006, respectively, total realized investment gains from the Company’s interest in HWIC Asia were $242.7 million and $6.4 million, pre-tax for the nine and three months ended September 30, 2006, respectively.

The Company fully redeemed its ownership of HWIC Asia shares during the third quarter of 2006; accordingly, the Company had no equity interest in HWIC Asia as of September 30, 2007 and December 31, 2006. A summary of HWIC Asia’s statements of operations and the Company’s proportionate share of HWIC Asia for the nine and three months ended September 30, 2006, follows (in thousands):

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006
	Investee		Investee
	Financial	Company	Financial	Company
	Statements	Share	Statements	Share

Total revenues	$373,318	$169,812	$2,262	$895
Total expenses	1,407	1,105	28	11

Net income	$371,911	$168,707	$2,234	$884

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The aggregate of the Company’s equity investees’ summarized financial information, and the Company’s proportionate share thereof, as of September 30, 2007 and December 31, 2006 and for the nine and three months ended September 30, 2007 and 2006, follows (in thousands):

	Investee Financial Statements		Company Share
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006

Invested assets	$1,421,820	$1,500,883	$204,825	$226,114

Total assets	$1,947,210	$3,013,571	$286,120	$455,599
Total liabilities	940,103	1,445,099	131,620	210,183

Net assets	$1,007,107	$1,568,472	$154,500	$245,416

	Investee Financial
	Statements		Company Share
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total revenues	$680,439	$982,209	$89,858	$260,598
Total expenses	596,098	564,567	77,073	84,902

Net income	$84,341	$417,642	$12,785	$175,696

	Investee Financial
	Statements		Company Share
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total revenues	$85,473	$268,794	$11,097	$37,777
Total expenses	73,569	244,764	9,163	32,533

Net income	$11,904	$24,030	$1,934	$5,244

Due to the timing of when financial information is reported by equity investees, results attributable to these investments are generally reported in the Company’s consolidated financial statements on a one month or one quarter lag.

(d)	Derivative Investments

The Company has purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, the Company agrees to pay fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $97.4 million and $75.6 million, and the fair value was $129.6 million and $13.5 million, as of September 30, 2007 and December 31, 2006, respectively. The notional amount of credit default swaps was $5.1 billion and $3.5 billion as of September 30, 2007 and December 31, 2006, respectively. The net change in the fair value of the credit default swaps resulted in a net realized gain of $100.5 million and $87.6 million and net realized loss of $17.1 million and $12.6 million for the nine and three months ended September 30, 2007 and 2006, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In the third quarter of 2004, the Company sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in the Company’s equity portfolio. In order to reduce the margin maintenance requirements for these short positions, the Company replaced the short positions with total return swaps, which had aggregate notional amounts of $619.5 million as of September 30, 2007 and $581.4 million as of December 31, 2006. The margin maintenance requirement related to the total return swaps was $113.3 million and $10.5 million as of September 30, 2007 and December 31, 2006, respectively. The swap transactions terminate during the fourth quarter of 2007. As of September 30, 2007 and December 31, 2006, the Company has provided $121.4 million and $52.1 million, respectively, of U.S. Treasury securities as collateral for the swap transactions. The swap transactions are recorded at fair value of $3.0 million and $0.6 million in other invested assets and other liabilities as of September 30, 2007 and December 31, 2006, respectively, and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the nine and three months ended September 30, 2007, the net change in the fair value of the swap transactions resulted in a net realized loss of $34.5 million and $5.4 million, respectively, and for the nine and three months ended September 30, 2006 a net realized loss of $38.1 million and $29.9 million, respectively.

In connection with the swap transactions, the Company owns SPDRs and XLF index call options at a cost of $2.1 million and $9.4 million, with a strike price of approximately 116.3% and 99.8% of the notional amount of the swap transactions as of September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, call options, with a notional amount of $914.8 million, expired at a realized loss of $1.1 million. These call options were replaced with call options purchased for $13.7 million and having a notional amount of $1,054.9 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The maximum potential loss on the swap and call options transactions is $101.2 million and $0.9 million as of September 30, 2007 and December 31, 2006, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the nine and three months ended September 30, 2007, the net change in the fair value of these call options resulted in a net realized loss of $2.6 million and $8.1 million, respectively, and for the nine and three months ended September 30, 2006 a net realized loss of $8.1 million and a net realized gain of $0.8 million, respectively.

(e)	Restricted Assets

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are required principally to support and maintain the Company’s insurance licenses. The Company utilizes trust funds in certain transactions in which the trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As of September 30, 2007, restricted assets totaled $1.1 billion, with $734.5 million included in fixed income securities and the remaining balance of $406.9 million included in short-term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income (loss), net of deferred income taxes, for the nine and three months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Beginning balance of accumulated other comprehensive income (loss)	$25,329	$119,039	$(33,259)	$(26,485)

Beginning balance of unrealized net appreciation (depreciation) on securities	23,377	106,137	(37,390)	(67,401)
Ending balance of unrealized net appreciation on securities	37,003	23,230	37,003	23,230

Current period change in unrealized net appreciation (depreciation) on securities	13,626	(82,907)	74,393	90,631

Beginning balance of foreign currency translation adjustments	13,447	14,107	15,626	42,121
Ending balance of foreign currency translation adjustments	27,694	21,092	27,694	21,092

Current period change in foreign currency translation adjustments	14,247	6,985	12,068	(21,029)

Beginning balance of benefit plan liabilities	(11,495)	(1,205)	(11,495)	(1,205)
Ending balance of benefit plan liabilities	(11,495)	(1,205)	(11,495)	(1,205)

Current period change of benefit plan liabilities	—	—	—	—

Total change in accumulated other comprehensive income (loss)	27,873	(75,922)	86,461	69,602

Ending balance of accumulated other comprehensive income	$53,202	$43,117	$53,202	$43,117

Change in accumulated other comprehensive income (loss)	$27,873	$(75,922)	$86,461	$69,602
Cumulative effect of a change in accounting principle due to the adoption of SFAS 155 included in accumulated other comprehensive income (Note 3)	16,496	—	—	—

Other comprehensive income (loss)	$44,369	$(75,922)	$86,461	$69,602

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of comprehensive income for the nine and three months ended September 30, 2007 and 2006 are shown in the following table (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$350,494	$422,039	$114,210	$60,002

Other comprehensive income (loss), before tax:
Unrealized net appreciation on securities arising during the period	160,043	34,388	217,617	152,888
Reclassification adjustment for realized gains included in net income	(119,317)	(161,937)	(103,164)	(13,455)
Foreign currency translation adjustments	27,532	10,746	18,563	(32,352)

Other comprehensive income (loss), before tax	68,258	(116,803)	133,016	107,081

Tax (expense) benefit:
Unrealized net appreciation on securities arising during the period	(56,015)	(12,036)	(76,166)	(53,511)
Reclassification adjustment for realized gains included in net income	41,761	56,678	36,107	4,709
Foreign currency translation adjustments	(9,635)	(3,761)	(6,496)	11,323

Total tax (expense) benefit	(23,889)	40,881	(46,555)	(37,479)

Other comprehensive income (loss), net of tax	44,369	(75,922)	86,461	69,602

Comprehensive income	$394,863	$346,117	$200,671	$129,604

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the nine and three months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,142,159	$5,117,708	$5,147,561	$5,128,144
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	739,019	1,206,785	687,784	932,844

Net unpaid losses and loss adjustment expenses, beginning of period	4,403,140	3,910,923	4,459,777	4,195,300

Add: Losses and loss adjustment expenses incurred related to:
Current year	1,042,159	1,021,455	346,565	336,549
Prior years	38,705	100,835	30,906	39,396

Total losses and loss adjustment expenses incurred	1,080,864	1,122,290	377,471	375,945

Less: Paid losses and loss adjustment expenses related to:
Current year	153,682	157,432	75,554	79,543
Prior years	873,372	540,750	301,364	60,663

Total paid losses and loss adjustment expenses	1,027,054	698,182	376,918	140,206

Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	—	—	(78,000)

Effects of exchange rate changes	19,544	28,326	16,164	10,318

Net unpaid losses and loss adjustment expenses, end of period	4,476,494	4,363,357	4,476,494	4,363,357
Add: Ceded unpaid losses and loss adjustment expenses, end of period	672,966	790,089	672,966	790,089

Gross unpaid losses and loss adjustment expenses, end of period	$5,149,460	$5,153,446	$5,149,460	$5,153,446

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. The eventual outcome of these events may be materially different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly. The Company believes that the amount recorded represents its best estimate of unpaid losses and loss adjustment expenses based on the information available as of September 30, 2007. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to the Company.

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

Losses and loss adjustment expenses incurred related to the current year were $1,042.2 million for the nine months ended September 30, 2007, an increase of $20.7 million from $1,021.5 million for the nine months ended September 30, 2006. This increase is principally attributable to an increase in catastrophe losses, partially offset by a decline in losses associated with a reduction in net earned premiums. Losses and loss adjustment expenses related to current year catastrophe events were $91.9 million for the nine months ended September 30, 2007, compared to $29.5 million for the nine months ended September 30, 2006, an increase of $62.4 million. For the nine months ended September 30, 2007, current year catastrophe events of $91.9 million include $38.3 million related to Windstorm Kyrill in Europe, $12.1 million related to Cyclone Gonu in Oman, $6.3 million related to Jakarta floods, and $5.1 million related to floods in the United Kingdom.

Losses and loss adjustment expenses incurred related to the current year were $346.6 million for the three months ended September 30, 2007, compared to $336.5 million for the three months ended September 30, 2006. This increase is principally attributable to an increase in catastrophe losses. Losses and loss adjustment expenses related to current year catastrophe events were $28.8 million for the three months ended September 30, 2007, compared to $13.3 million for the three months ended September 30, 2006, an increase of $15.5 million. For the three months ended September 30, 2007, current year catastrophe events of $28.8 million include $4.8 million related to the Peru earthquake and $5.1 million related to floods in the United Kingdom.

Losses and loss adjustment expenses incurred related to prior years were $38.7 million and $100.8 million for the nine months ended September 30, 2007 and 2006, respectively. Prior period losses and loss adjustment expenses for the nine months ended September 30, 2007 include an increase of $4.8 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $33.9 million in 2007 was predominantly attributable to increased loss estimates in the Americas division of $64.7 million, which includes $21.2 million relating to settlement of litigation during the third quarter, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in 2001 and prior years. This increase in the Americas division was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the nine months ended September 30, 2006 include $42.3 million related to 2005 and prior catastrophe activity. This includes an increase in loss estimates in 2006 for Hurricane Rita, which occurred during the third quarter of 2005, of $18.1 million due principally to unexpected marine loss emergence, and an increase in loss estimates for Hurricane Wilma, which occurred during the fourth quarter of 2005, of $20.9 million due principally to the triggering of industry loss warranty contracts written by the Company resulting from deterioration in industry-wide Wilma loss estimates in 2006 as well as unexpected loss emergence on Florida proportional property accounts. The remaining amount of prior period losses of $58.5 million in 2006 was predominantly attributable to increased loss estimates in the Americas division of $95.2 million, principally due to loss emergence greater than expectations in 2006 on U.S. casualty classes of business written in 2001 and prior years. This increase in the Americas division was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions.

Losses and loss adjustment expenses incurred related to prior years were $30.9 million and $39.4 million for the three months ended September 30, 2007 and 2006, respectively. Prior period losses and loss adjustment expenses for the three months ended September 30, 2007 include an increase in loss estimates of $5.7 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $25.2 million in 2007 was predominantly attributable to increased loss estimates in the Americas division of $31.8 million, which includes $21.2 million relating to settlement of litigation during the third quarter, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in 2001 and prior years. This increase in the Americas division was partially offset by reduced loss estimates due to loss

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

emergence less than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the three months ended September 30, 2006 include $11.1 million related to 2005 and prior catastrophe activity due to greater than expected loss emergence in the period. This includes an increase in loss estimates for Hurricanes Katrina, Rita and Wilma of $13.9 million attributable to unexpected loss emergence on marine and Florida proportional property accounts, partially offset by reduced loss estimates on other prior period property catastrophes due to favorable emergence in the period. The remaining amount of prior period losses of $28.3 million in 2006 was predominantly attributable to increased loss estimates in the Americas division of $39.7 million, principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business written in 2001 and prior years. This increase in the Americas division was partially offset by reduced loss estimates due to loss emergence less than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions.

Ceded unpaid losses and loss adjustment expenses as of September 30, 2007 decreased by $117.1 million, to $673.0 million, from $790.1 million as of September 30, 2006. This decrease is principally attributable to a $37.0 million decrease in property catastrophe unpaid reinsurance recoverables related to the 2005 hurricanes, and a $45.9 million decrease in cessions to the Company’s whole account aggregate excess of loss retrocessional agreements.

The Company’s reinsurance protection that covered certain amounts of its 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted on September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $71.8 million, and incurred a commutation loss of $5.5 million, pre-tax, for the three months ended September 30, 2006. The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, the Company paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, the Company accounted for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of $97.0 million in the aggregate were recorded as a deferred gain which was amortized into income over the estimated remaining settlement period of the underlying claims. As a result of the commutation, the deferred gain was fully amortized as of September 30, 2006. As it had been the Company’s intention at the time of the assignment to nSpire Re to continue to have the contract be accounted for as prospective reinsurance, the Company requested that nSpire Re pay $78.0 million due under the contract prior to the expected settlement period, which would enable the Company to record a portion of the benefit for losses previously ceded under the contract. The Company received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. The cash payment of $78.0 million represented a permanent reduction in the amount of reinsurance recoverable from nSpire Re.

The Company uses tabular reserving for workers’ compensation indemnity reserves, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $130.0 million and $134.2 million as of September 30, 2007 and December 31, 2006, respectively. The amount of case reserve discount was $62.3 million and $64.9 million as of September 30, 2007 and December 31, 2006, respectively. The amount of incurred but not reported reserve discount was $29.7 million and $30.2 million as of September 30, 2007 and December 31, 2006, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and latent injury damage claims. Gross unpaid asbestos and environmental losses and loss adjustment expenses as of September 30, 2007 were $306.3 million, representing 5.9% of total gross unpaid losses and loss adjustment expenses compared to $344.7 million, or 6.7% of total gross unpaid losses and loss adjustment expenses as of December 31, 2006. Exposure arises from reinsurance contracts under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments with monitoring of emerging experience on a quarterly basis.

The Company anticipates completing its annual review of asbestos and environmental liabilities in the fourth quarter of 2007.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written in years 1985 and prior. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the nine and three months ended September 30, 2007 and 2006, is set forth in the table below (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$308,747	$274,724	$285,116	$283,506
Add: Gross losses and loss adjustment expenses incurred	—	15,000	—	—
Less: Gross calendar year paid losses and loss adjustment expenses	38,788	9,755	15,157	3,537

Gross unpaid losses and loss adjustment expenses, end of period	$269,959	$279,969	$269,959	$279,969

Net unpaid losses and loss adjustment expenses, beginning of period	$189,015	$119,268	$178,933	$137,386
Add: Net losses and loss adjustment expenses incurred	—	(8,500)	—	3,831
Less: Net calendar year paid losses and loss adjustment expenses	18,745	(57,235)	8,663	(61,554)
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	—	—	(34,768)

Net unpaid losses and loss adjustment expenses, end of period	$170,270	$168,003	$170,270	$168,003

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$35,935	$40,420	$34,951	$39,320
Add: Gross losses and loss adjustment expenses incurred	7,000	(45)	4,000	—
Less: Gross calendar year paid losses and loss adjustment expenses	6,561	1,675	2,577	620

Gross unpaid losses and loss adjustment expenses, end of period	$36,374	$38,700	$36,374	$38,700

Net unpaid losses and loss adjustment expenses, beginning of period	$26,745	$13,522	$26,406	$19,739
Add: Net losses and loss adjustment expenses incurred	7,000	(1,852)	4,000	1,157
Less: Net calendar year paid losses and loss adjustment expenses	4,953	(17,275)	1,614	(18,614)
Add: Reduction of ceded unpaid losses and loss adjustment expenses related to cash received prior to settlement period	—	—	—	(10,565)

Net unpaid losses and loss adjustment expenses, end of period	$28,792	$28,945	$28,792	$28,945

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company did not incur net losses and loss adjustment expenses related to asbestos claims for the nine and three months ended September 30, 2007. Net losses and loss adjustment expenses incurred for asbestos claims decreased $8.5 million for the nine months ended September 30, 2006. Included in this reduction is a net reserve increase of $5.0 million, a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement with nSpire Re and a loss of $3.8 million related to the commutation of this agreement. For the three months ended September 30, 2006, net losses and loss adjustment expenses incurred for asbestos claims increased $3.8 million, due to the commutation of the 1995 Stop Loss Agreement. Environmental net losses and loss adjustment expenses for the nine and three months ended September 30, 2007 reflect net reserve increases of $7.0 million and $4.0 million, respectively, due to loss emergence greater than expectations in the periods. Net losses and loss adjustment expenses incurred for environmental claims decreased $1.9 million for the nine months ended September 30, 2006. Included in this reduction is a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement. For the three months ended September 30, 2006, net losses and loss adjustment expenses incurred for environmental claims increased $1.2 million, due to the commutation of the 1995 Stop Loss Agreement. Net losses and loss adjustment expenses are net of amounts ceded to the 1995 Stop Loss Agreement, increased by amounts collected from nSpire Re under the 1995 Stop Loss Agreement prior to the settlement period. The $78.0 million payment from nSpire Re under the 1995 Stop Loss Agreement, as discussed in more detail in Note 5, was allocated to asbestos and environmental reserves, based on the distribution of stop loss ceded reserves prior to the receipt of the $78.0 million. As the Company received the $78.0 million in advance of the payment of the underlying claims by the Company, it is included in the table above as an adjustment to net unpaid losses and loss adjustment expenses.

The Company’s survival ratio for asbestos and environmental-related liabilities as of September 30, 2007 is 10 years. The survival ratio represents the asbestos and environmental reserves, net of reinsurance, on September 30, 2007, divided by the average paid asbestos and environmental claims for the last three years of $20.8 million, which is net of reinsurance. The Company’s underlying survival ratio for asbestos-related liabilities is 9 years and for environmental-related liabilities is 16 years.

7.	Debt Obligations

The components of debt obligations as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30,	December 31,
	2007	2006

7.65% Senior Notes due 2013	$224,735	$224,703
6.875% Senior Notes due 2015	124,388	124,327
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000
4.375% Convertible Senior Debentures due 2022	—	23,474

Total debt obligations	$489,123	$512,504

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), due December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, with the first interest payment having been made on March 15, 2007. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the nine months ended September 30, 2007, the average annual interest rate on the Series C Notes was 7.88%.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering of $99.3 million, after fees and expenses, were used for general corporate purposes, including a capital contribution to Odyssey America. The debentures were sold in two tranches, $50.0 million of series A, due March 15, 2021 (the “Series A Notes”) and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company in 2009 at their par value, plus accrued and unpaid interest. For the nine months ended September 30, 2007, the average annual interest rate on each series of notes was 7.58%, compared to an average annual interest rate of 7.32% for the corresponding 2006 period.

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

In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures, due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable at the Company’s option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions included the common stock of the Company trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, the Company was permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of the Company’s common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, resulting in a decrease to Convertible Notes, and a corresponding increase to shareholders’ equity, of $40.1 million. In March 2007, the Company announced that it had called for the redemption of the remaining $22.5 million principal value of the outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, the Company issued 1,056,107 shares of its common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remained outstanding as of such date.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of September 30, 2007, the aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

On July 13, 2007, the Company entered into a $200.0 million credit facility with Wachovia Bank National Association (“Wachovia”), Keybank National Association and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by the Company, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits the Company to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support the insurance and reinsurance business of the Company. The Credit Agreement replaced the Company’s three-year, $150.0 million credit facility entered into as of September 23, 2005, which has been terminated, and the obligations thereunder have been satisfied.

As of September 30, 2007, there was $55.0 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The financial results of these divisions for the nine and three months ended September 30, 2007 and 2006 are as follows (in thousands):

			London	U.S.
Nine Months Ended September 30, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$642,961	$430,615	$263,707	$420,064	$1,757,347
Net premiums written	629,039	410,334	233,658	334,049	1,607,080
Net premiums earned	$633,599	$411,264	$231,643	$325,124	$1,601,630

Losses and loss adjustment expenses	454,865	278,475	141,435	206,089	1,080,864
Acquisition costs and other underwriting expenses	196,498	112,073	60,670	87,964	457,205

Total underwriting deductions	651,363	390,548	202,105	294,053	1,538,069

Underwriting (loss) income	$(17,764)	$20,716	$29,538	$31,071	63,561

Net investment income					252,470
Net realized investment gains					256,786
Other expense, net					(11,310)
Interest expense					(28,286)

Income before income taxes					$533,221

Underwriting ratios:
Losses and loss adjustment expenses	71.8%	67.7%	61.1%	63.4%	67.5%
Acquisition costs and other underwriting expenses	31.0	27.3	26.2	27.0	28.5

Combined ratio	102.8%	95.0%	87.3%	90.4%	96.0%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Nine Months Ended September 30, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$716,637	$430,272	$272,326	$377,607	$1,796,842
Net premiums written	691,717	415,001	246,019	299,547	1,652,284
Net premiums earned	$737,759	$406,733	$251,895	$287,044	$1,683,431

Losses and loss adjustment expenses	560,535	246,993	150,506	164,256	1,122,290
Acquisition costs and other underwriting expenses	228,083	102,240	64,578	70,435	465,336

Total underwriting deductions	788,618	349,233	215,084	234,691	1,587,626

Underwriting (loss) income	$(50,859)	$57,500	$36,811	$52,353	95,805

Net investment income					403,147
Net realized investment gains					160,873
Other expense, net					(16,411)
Interest expense					(28,098)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$612,913

Underwriting ratios:
Losses and loss adjustment expenses	76.0%	60.7%	59.8%	57.2%	66.7%
Acquisition costs and other underwriting expenses	30.9	25.2	25.6	24.6	27.6

Combined ratio	106.9%	85.9%	85.4%	81.8%	94.3%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended September 30, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$224,873	$141,847	$102,093	$167,024	$635,837
Net premiums written	220,393	133,285	91,721	130,411	575,810
Net premiums earned	$214,775	$136,655	$75,472	$121,075	$547,977

Losses and loss adjustment expenses	167,571	84,813	50,169	74,918	377,471
Acquisition costs and other underwriting expenses	67,756	36,542	19,779	34,453	158,530

Total underwriting deductions	235,327	121,355	69,948	109,371	536,001

Underwriting (loss) income	$(20,552)	$15,300	$5,524	$11,704	11,976

Net investment income					86,467
Net realized investment gains					87,623
Other expense, net					(3,153)
Interest expense					(9,410)

Income before income taxes					$173,503

Underwriting ratios:
Losses and loss adjustment expenses	78.0%	62.1%	66.5%	61.9%	68.9%
Acquisition costs and other underwriting expenses	31.6	26.7	26.2	28.4	28.9

Combined ratio	109.6%	88.8%	92.7%	90.3%	97.8%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended September 30, 2006	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$250,226	$142,619	$95,092	$132,035	$619,972
Net premiums written	242,993	132,271	85,960	112,241	573,465
Net premiums earned	$233,042	$131,530	$81,014	$99,784	$545,370

Losses and loss adjustment expenses	192,102	84,305	41,607	57,931	375,945
Acquisition costs and other underwriting expenses	67,274	32,147	21,768	25,323	146,512

Total underwriting deductions	259,376	116,452	63,375	83,254	522,457

Underwriting (loss) income	$(26,334)	$15,078	$17,639	$16,530	22,913

Net investment income					83,194
Net realized investment gains					1,439
Other expense, net					(6,476)
Interest expense					(9,590)

Income before income taxes					$91,480

Underwriting ratios:
Losses and loss adjustment expenses	82.4%	64.1%	51.4%	58.0%	68.9%
Acquisition costs and other underwriting expenses	28.9	24.4	26.8	25.4	26.9

Combined ratio	111.3%	88.5%	78.2%	83.4%	95.8%

9.	Commitments and Contingencies

On September 7, 2005, the Company announced that it had been advised by Fairfax that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, the Company provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of the Company’s financial results announced by it on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. This inquiry is ongoing, and the Company is cooperating fully in addressing its obligations under this subpoena. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.

Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested payment of approximately $30.0 million, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contended, were reinsured under the Treaties. Odyssey America rejected Gulf’s request, contending that (i) Gulf breached its duty to Odyssey America when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement was not covered under the terms of the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. On August 31, 2007, the Company announced that Odyssey America and Gulf had reached an out-of-court settlement regarding the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

litigation, including the full and final commutation of the Treaties, and the parties entered into a confidential settlement and release agreement in September 2007. The expenses recognized by the Company in connection with the settlement of this matter for the nine months and the three months ended September 30, 2007 were less than the Company’s previously disclosed estimates, and are not material to the financial condition of the Company, taken as a whole.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by OdysseyRe. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to OdysseyRe’s consolidated financial position. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of September 30, 2007, Odyssey America continues to have a par value of $88.0 million, or approximately £43.2 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of September 30, 2007 is $113.9 million, or approximately £55.9 million equivalent. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $200.2 million as of September 30, 2007, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

Clearwater agreed to allow Ranger Insurance Company (“Ranger”), a subsidiary of Fairfax that is now known as Fairmont Specialty Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Ranger policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Ranger fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Ranger to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $4.7 million, based on the subject policies’ outstanding case loss reserves as of September 30, 2007. Ranger has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Ranger provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this agreement. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The guarantee, which was entered into while Odyssey America and CTR were each 100% owned by Fairfax, was provided by Odyssey America to facilitate the transfer of renewal rights to CTR’s business, together with certain CTR employees, to Odyssey America in 2000 in order to further expand the Company’s international reinsurance business. The guarantee was terminated effective December 31, 2001. There were no amounts received from CTR under the guarantee, and the Company did not provide any direct consideration for the renewal rights to the business of CTR. CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax that have the responsibility for the run-off of its liabilities. Although CTR’s liabilities were assumed by Fairfax subsidiaries, the guarantee only pertains to those liabilities attaching to the policies written by CTR. Fairfax has agreed to indemnify Odyssey America for all its obligations incurred under its guarantee. The Company believes that the financial resources of the Fairfax subsidiaries that have assumed CTR’s liabilities provide adequate protection to satisfy the obligations that are subject to this guarantee. The Company does not expect to make payments under this guarantee and does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.0% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For September 30, 2007 and 2006, Falcon paid $0.3 million and $0.4 million, respectively, to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $49.9 million, based on Falcon’s loss reserves at September 30, 2007. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $56.7 million as of September 30, 2007. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit agreement was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company did not recognize an other-than-temporary write-down in the carrying value of ORE for the nine months ended September 30, 2007, however, as of September 30, 2007, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of September 30, 2007 and December 31, 2006 was $6.7 million.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the nine and three months ended September 30, 2007 and 2006 is comprised of the following components (in thousands):

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Defined Benefit Pension Plan:
Service cost	$3,804	$3,297	$1,268	$1,099
Interest cost	2,237	2,000	746	667
Return on assets	(1,865)	(1,826)	(622)	(609)
Recognized net actuarial loss	495	459	165	153
Net amortization and deferral	40	41	13	14

Net periodic benefit cost	$4,711	$3,971	$1,570	$1,324

Excess Benefit Plans:
Service cost	$600	$580	$200	$193
Interest cost	623	600	208	200
Recognized net actuarial loss	210	256	70	85
Recognized prior service cost	(28)	(28)	(9)	(9)
Other	3	52	1	18

Net periodic benefit cost	$1,408	$1,460	$470	$487

Postretirement Benefit Plan:
Service cost	$1,220	$1,156	$407	$386
Interest cost	531	453	177	151
Net amortization and deferral	(78)	(62)	(26)	(20)

Net periodic benefit cost	$1,673	$1,547	$558	$517

No contributions have been made to the above plans for the nine and three months ended September 30, 2007 and 2006, respectively.

11.	Stock Based Compensation Plans

As of September 30, 2007, the Company had three stock based compensation plans (the “Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof. The following is the Company’s recognized expense and the resulting tax benefit related to the Plans for the nine and three months ending September 30, 2007 and 2006, respectively (in thousands):

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Stock-based compensation expense	$4,878	$4,107	$1,704	$1,491
Tax benefit	1,708	1,437	597	521

For the nine months ended September 30, 2007 and 2006, the Company received $2.5 million and $2.2 million, respectively, in cash from employees for the exercise of stock options. For the three months ended September 30,

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2007 and 2006, the Company received $0.1 million and $1.4 million, respectively, in cash from employees for the exercise of stock options.

As of September 30, 2007, there was $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

The Company did not grant any stock options in the nine and three months ended September 30, 2007 under the 2002 Option Plan. During the nine and three months ended September 30, 2006 the Company granted 10,000 stock options under the 2002 Option Plan. The fair value of options granted under the 2002 Option Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the nine and three months ended September 30, 2006:

For the Nine and
Three Months Ended
September 30, 2006

Risk-free interest rate	4.9%
Expected life (years)	6.0
Expected volatility	32.0%
Expected dividend yield	0.6%

As of September 30, 2007, there was $2.5 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

As of September 30, 2007, there was $13.0 million of unrecognized compensation cost related to unvested restricted share awards from the Restricted Share Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years.

12.	Share Repurchase Program

On June 15, 2007, the Company’s Board of Directors authorized a share repurchase program. Under the program, effective as of such date, the Company may repurchase shares of its common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200 million. Shares repurchased under the program will be cancelled. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the nine and three months ended September 30, 2007, the Company repurchased and retired 1,866,589 shares of its common stock, at a cost of $66.8 million. Subsequent to September 30, 2007 through November 2, 2007, the Company repurchased and retired 561,000 shares under the repurchase program, at a cost of $20.0 million, bringing the total shares repurchased under the repurchase program to 2,427,589 shares and a total cost of $86.8 million.

13.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to define existing fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning in the first quarter of 2008. The Company is currently evaluating the impact of the adoption of SFAS 157, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 will be effective for the Company beginning in the first quarter of 2008. The Company is evaluating the impact of the adoption of SFAS 159, if any, on its consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1 (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investments Companies,” to assist entities in determining if the guidance of the AICPA Audit and Accounting Guide for Investment Companies should be followed and whether the industry accounting should be utilized by parent companies and other investees that exercise significant influence over the investment company. SOP 07-1 requires extensive disclosures, if the entity falls under the definition of an investment company, or the entity is a parent or equity method investor that owns an investment that falls within the scope of investment company accounting. The Company anticipates that the adoption of SOP 07-1 will not have a material effect on its consolidated financial position or results of operations. SOP 07-1 will require the Company to make additional disclosures regarding certain investments. On October 17, 2007, the effective date for SOP 07-1 was indefinitely deferred, as it will be further reviewed by the FASB.

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

Our gross premiums written for the nine months ended September 30, 2007 were $1,757.3 million, a decrease of $39.5 million, or 2.2%, compared to gross premiums written for the nine months ended September 30, 2006 of $1,796.8 million. Our business outside of the United States accounted for 47.4% of our gross premiums written for the nine months ended September 30, 2007, compared to 46.1% for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, we had net income available to common shareholders of $344.2 million and $415.9 million, respectively. As of September 30, 2007, we had total assets of $9.6 billion and total shareholders’ equity of $2.4 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio under generally accepted accounting principles (“GAAP”) in the United States is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.0% and 97.8% for the nine and three months ended September 30, 2007, compared to 94.3% and 95.8% for the nine and three months ended September 30, 2006.

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

The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, our London branch office and Newline Insurance Company Limited (“NICL”), our London-based insurance company. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.

The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard personal automobile.

Premium Outlook

We now expect our total gross premiums written to decline for the full year by no more than 5% as compared to 2006. This primarily reflects competitive market conditions combined with, to a lesser extent, a reduction in the amount of reinsurance business written in 2007 on a proportional basis in certain classes of business, particularly for catastrophe-exposed property business in the United States. These factors contributing to a decrease in our gross premiums written have been partially offset by new business underwritten in our U.S. Insurance division. Where appropriate, we are migrating proportional reinsurance business to an excess of loss basis, which has the effect of reducing written premiums attributable to the coverage. We believe this more effectively utilizes our capital resources. Proportional business represented 50.1% of our reinsurance gross premiums written for the nine months ended September 30, 2007, compared to 51.1% for the year ended December 31, 2006.

Critical Accounting Estimates

The consolidated financial statements and related notes included in Item 1 of this Form 10-Q have been prepared in accordance with GAAP and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of September 30, 2007 and 2006 and June 30, 2007 and 2006 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	Change	As of	As of	Change	Change
	September 30,	June 30,	Third	Year to	September 30,	June 30,	Third	Year to
Division	2007	2007	Quarter	Date	2006	2006	Quarter	Date

	Gross Premiums Written
Americas	$207.5	$200.1	$7.4	$(11.0)	$246.3	$212.1	$34.2	$(34.0)
EuroAsia	123.3	146.9	(23.6)	(8.8)	127.1	150.8	(23.7)	4.2
London Market	23.2	30.2	(7.0)	(15.3)	43.7	56.8	(13.1)	(29.3)

Total	$354.0	$377.2	$(23.2)	$(35.1)	$417.1	$419.7	$(2.6)	$(59.1)

	Acquisition Costs
Americas	$47.6	$43.5	$4.1	$(1.8)	$52.8	$44.3	$8.5	$(7.6)
EuroAsia	40.5	45.7	(5.2)	(0.1)	43.4	47.7	(4.3)	6.9
London Market	1.7	2.5	(0.8)	(1.3)	3.5	5.0	(1.5)	(3.1)

Total	$89.8	$91.7	$(1.9)	$(3.2)	$99.7	$97.0	$2.7	$(3.8)

	Premiums Receivable
Americas	$159.9	$156.6	$3.3	$(9.2)	$193.5	$167.8	$25.7	$(26.4)
EuroAsia	82.8	101.2	(18.4)	(8.7)	83.7	103.1	(19.4)	(2.7)
London Market	21.5	27.7	(6.2)	(14.0)	40.2	51.8	(11.6)	(26.2)

Total	$264.2	$285.5	$(21.3)	$(31.9)	$317.4	$322.7	$(5.3)	$(55.3)

	Unearned Premium Reserves
Americas	$139.0	$132.0	$7.0	$(0.1)	$156.1	$125.0	$31.1	$(16.5)
EuroAsia	81.3	100.5	(19.2)	(19.5)	82.5	94.7	(12.2)	(14.1)
London Market	10.5	12.5	(2.0)	(2.6)	13.6	19.8	(6.2)	(8.6)

Total	$230.8	$245.0	$(14.2)	$(22.2)	$252.2	$239.5	$12.7	$(39.2)

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

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.4% of our gross premiums written for the nine months ended September 30, 2007. As a result, we believe the risks of material changes over time are mitigated.

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

Management must make judgments about the ultimate premiums written and earned by us. Reported premiums written and earned are based upon reports received from ceding companies, supplemented by our internal estimates of premiums written for which ceding company reports have not been received. We establish our own estimates based on discussions and correspondence with our ceding companies and brokers during the contract negotiation process and over the contract risk period. The determination of premium estimates requires a review of our experience with the ceding companies, familiarity with each market, an analysis and understanding of the characteristics of each line of business, and the ability to project the impact of current economic indicators on the volume of business written and ceded by our cedants. Premium estimates are updated when new information is received. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Our losses and LAE reserves, for both reported and unreported claims obligations, are maintained to cover the estimated ultimate liability for all of our insurance and reinsurance obligations. Losses and LAE reserves are categorized in one of three ways: (i) case reserves, which represent unpaid losses and LAE as reported by cedants to us, (ii) additional case reserves (“ACRs”), which are reserves we establish in excess of the case reserves reported by the cedant on individual claim events, and (iii) incurred but not reported reserves (“IBNR”), which are reserves for losses and LAE that have been incurred but have not yet been reported to us, as well as additional amounts relating to losses already reported that are in excess of case and ACR reserves. Incurred but not reported reserves are estimates based on all information currently available to us and are reevaluated quarterly utilizing the most recent information supplied by our cedants.

We rely on initial and subsequent claims reports received from ceding companies to establish our estimates of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $21.1 million and $17.2 million as of September 30, 2007 and December 31, 2006, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

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

We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results. We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at September 30, 2007.

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

We reported net adverse development for prior years of $38.7 million and $100.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, we reported net adverse development for prior years of $30.9 million and $39.4 million, respectively. Prior period losses and loss adjustment expenses for the nine months ended September 30, 2007 include an increase of $4.8 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $33.9 million in 2007 was predominantly attributable to increased loss estimates in the Americas division of $64.7 million, which includes $21.2 million relating to settlement of litigation during the third quarter, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business in 2001 and prior years. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the nine months ended September 30, 2006 include an increase in loss estimates of $42.3 million on prior year catastrophes, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period. The remaining amount of prior period losses of $58.5 million in 2006 was predominantly attributable to increased loss estimates in the Americas division of $95.2 million, principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business in 2001 and prior years. This increase was partially offset by reduced loss estimates on non-catastrophe business due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the three months ended September 30, 2007 include an increase of $5.7 million related to 2006 and prior catastrophe activity. The remaining amount of prior period losses of $25.2 million in 2007 was predominantly attributable to increased loss estimates in the Americas division of $31.8 million, which includes $21.2 million relating to settlement of litigation during the third quarter, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business in 2001 and prior years. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the three months ended September 30, 2006 include an increase in loss estimates of $11.1 million on prior year catastrophes, principally due to an increase in loss estimates for Hurricanes Katrina, Rita and Wilma of $13.9 million attributable to unexpected loss emergence on marine business and Florida proportional property accounts, partially offset by reduced loss estimates on other prior period catastrophes due to favorable emergence in the period. The remaining amount of prior period losses of $28.3 million in 2006 was predominantly attributable to increased loss estimates in the Americas division of $39.7 million, principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business in 2001 and prior years. This increase was partially offset by reduced loss estimates on non-catastrophe business due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions. Our actual loss emergence reported in 2007 and 2006 for business written in the Americas division in 2001 and prior years was greater than our expectations, which were based on historical loss emergence information available prior to 2007 for the nine months ended September 30, 2007 and prior to 2006 for the nine months ended September 30, 2006. Upon consideration of this new loss emergence information received during 2007 and 2006, we revised our ultimate loss estimates, which had the effect of increasing our loss reserves.

The ultimate settlement value of losses related to business written in prior periods, for the nine months ended September 30, 2007 and 2006, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at December 31, 2006 and 2005 by 0.9% and 2.6%, respectively. The ultimate settlement value of losses related to business written in prior periods, for the three months ended September 30, 2007 and 2006, exceeded our estimates of reserves for losses and loss adjustment expenses as previously established at June 30, 2007 and 2006 by 0.7% and 0.9%. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions based upon that information. Every 1% point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and loss adjustment expenses as of September 30, 2007 will impact pre-tax income by $44.8 million.

If a change were to occur in the combined frequency and severity of claims underlying our September 30, 2007 unpaid losses and loss adjustment expenses, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

2.50% unfavorable change	$111.9
5.00% unfavorable change	223.8
7.50% unfavorable change	335.7

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

The following table provides detail on adverse (favorable) loss and LAE development for prior years, by division, for the nine and three months ended September 30, 2007 and 2006 (in millions):

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Americas	$71.2	$133.8	$37.4	$53.1
EuroAsia	(3.4)	(4.0)	1.1	0.4
London Market	(20.0)	(6.2)	(3.4)	(6.8)
U.S. Insurance	(9.1)	(22.8)	(4.2)	(7.3)

Total adverse loss and LAE development	$38.7	$100.8	$30.9	$39.4

The Americas division reported net adverse loss development for prior years of $71.2 million and $133.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the net adverse loss development reported for prior years is $37.4 and $53.1 million, respectively. For the nine months ended September 30, 2007, the increase in prior years’ loss estimates includes $21.2 million relating to settlement of litigation during the third quarter, with the remainder due to loss emergence greater than expectations in the period, principally attributable to U.S. casualty classes of business written in 2001 and prior years. For the nine months ended September 30, 2006, the increase in prior year loss estimates is due to prior period catastrophe losses of $38.6 million, principally attributable to Hurricanes Rita and Wilma, with the remainder principally related to increased loss estimates due to loss emergence greater than expectations in the period for U.S. casualty business written in 2001 and prior years. For the three months ended September 30, 2007, the increase in prior years’ loss estimates includes $21.2 million relating to settlement of litigation during the third quarter, with the remainder due to loss emergence greater than expectations in the period, principally attributable to U.S. casualty classes of business written in 2001 and prior years. For the three months ended September 30, 2006, the increase in prior year loss estimates is due to prior period catastrophe losses of $13.4 million, principally attributable to Hurricanes Katrina, Rita and Wilma, with the remainder principally related to increased loss estimates due to loss emergence greater than expectations in the period for U.S. casualty business written in 2001 and prior years. The difficulty in anticipating the ultimate losses attributable to U.S. casualty business is due to calendar period emergence exceeding expectations that were established based on information available in prior periods. This includes estimating the cost of known claims and estimating the cost of claims where no reports have yet been made. In addition, the ability to anticipate the ultimate value of losses is made difficult by the long period of time that elapses before an actual loss is known and determinable. In particular, competitive market conditions during the 1997 to 2001 period have resulted in unexpectedly prolonged emergence patterns as a result of an increasing level of deductibles, expanded coverage, expanded policy terms and an increase of corporate improprieties and bankruptcies. Losses attributable to general liability and excess workers’ compensation classes of business during the 1997 to 2001 period have also generated a higher frequency of large claims due to relatively broad coverage available under policy forms used during these periods. These factors have adversely impacted our ability to estimate losses and LAE in subsequent periods attributable to business written during this period.

The EuroAsia division reported net favorable loss development for prior years of $3.4 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the net adverse loss development reported for prior years is $1.1 and $0.4 million, respectively. The reduction in prior year loss estimates for the nine months ended September 30, 2007 is driven by loss emergence lower than expectations during the period on aviation and credit lines of business. For the nine months ended September 30, 2006, the decrease in loss estimates is attributable to loss emergence lower than expectations during the period on prior period catastrophes. The increase in prior year loss estimates for the three months ended September 30, 2007 is driven by loss emergence greater than expectations in the period on casualty lines of business.

The London Market division reported net favorable loss development for prior years of $20.0 million and $6.2 million for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the net favorable loss development for prior years is $3.4 and $6.8 million, respectively. The decrease in prior year loss estimates for the nine months ended September 30, 2007 results from favorable loss emergence trends for accident, satellite, and aviation business in the period. The reduction in prior year loss estimates for nine months ended September 30, 2006 is principally due to lower than expected loss emergence during the period on liability, accident, satellite and aviation business, partially offset by greater than expected loss emergence on prior period catastrophes, principally Hurricanes Rita and Wilma. The decrease in prior year loss estimates for the three months ended September 30, 2007 results from favorable loss emergence trends for accident, satellite, and aviation business in the period. The reduction in prior period loss estimates for the three months ended September 30, 2006 is principally due to lower than expected loss emergence during the period on aviation and professional lines of business.

The U.S. Insurance division reported net favorable loss development for prior years of $9.1 million and $22.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the net favorable development for prior years is $4.2 million and $7.3 million, respectively. The reduction in prior year loss estimates during the nine months ended September 30, 2007 is attributable to loss emergence lower than expectations during the period for professional and general liability lines of business. The reduction in prior year loss estimates during the three months ended September 30, 2007 is attributable to loss emergence lower than expectations during the period for professional liability business. For the nine and three months ended September 30, 2006, the reduction in prior period loss estimates is attributable to loss emergence lower than expectations in the period for medical malpractice and casualty lines of business.

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

The following table summarizes, by type of reserve, the unpaid losses and LAE reserve as of September 30, 2007 and December 31, 2006. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of September 30, 2007			As of December 31, 2006
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
	(In millions)

Americas
Gross	$1,527.9	$1,246.3	$2,774.2	$1,661.5	$1,285.0	$2,946.5
Ceded	(228.9)	(114.6)	(343.5)	(292.1)	(135.7)	(427.8)

Net	1,299.0	1,131.7	2,430.7	1,369.4	1,149.3	2,518.7

EuroAsia
Gross	402.5	257.5	660.0	322.3	258.5	580.8
Ceded	(3.3)	(2.7)	(6.0)	(3.4)	(1.8)	(5.2)

Net	399.2	254.8	654.0	318.9	256.7	575.6

London Market
Gross	368.4	712.2	1,080.6	395.2	649.8	1,045.0
Ceded	(64.7)	(83.9)	(148.6)	(67.4)	(69.5)	(136.9)

Net	303.7	628.3	932.0	327.8	580.3	908.1

U.S. Insurance
Gross	157.8	476.9	634.7	160.6	409.2	569.8
Ceded	(39.0)	(135.9)	(174.9)	(48.2)	(120.9)	(169.1)

Net	118.8	341.0	459.8	112.4	288.3	400.7

Total
Gross	2,456.6	2,692.9	5,149.5	2,539.6	2,602.5	5,142.1
Ceded	(335.9)	(337.1)	(673.0)	(411.1)	(327.9)	(739.0)

Net	$2,120.7	$2,355.8	$4,476.5	$2,128.5	$2,274.6	$4,403.1

Provision for IBNR in unpaid losses and LAE as of September 30, 2007 is $2,355.8 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the nine months ended September 30, 2007 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $40.0 million. A change in loss emergence trends that increases unpaid losses and LAE at September 30, 2007 by 2.5% would increase IBNR by $111.9 million.

We have exposure to asbestos, environmental pollution and other latent injury damage claims resulting from policies written prior to 1986. Exposure arises from reinsurance contracts under which we assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. Our estimate of our ultimate liability for such exposures includes case basis reserves and a provision for IBNR claims. The provision for asbestos loss liabilities is established based on an annual review of Company and external trends in reported loss and claim payments. The Company anticipates completing its annual review of asbestos and environmental liabilities in the fourth quarter of 2007.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of September 30, 2007, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $170.3 million and $28.8 million, respectively. See Note 6 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred for the nine and three months ended September 30, 2007 and 2006 (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asbestos
Gross losses and LAE incurred	$—	$15.0	$—	$—
Net losses and LAE incurred	—	(8.5)	—	3.8

Environmental
Gross losses and LAE incurred	$7.0	$—	$4.0	$—
Net losses and LAE incurred	7.0	(1.9)	4.0	1.2

We did not incur net losses and loss adjustment expenses related to asbestos claims for the nine and three months ended September 30, 2007. For the nine months ended September 30, 2006, net losses and loss adjustment expenses incurred for asbestos claims decreased $8.5 million. Included in this reduction is a net reserve increase of $5.0 million, a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million due to the commutation of this agreement. For the three months ended September 30, 2006, net losses and loss adjustment expenses incurred for asbestos claims increased $3.8 million, due to the commutation of the 1995 Stop Loss Agreement.

Environmental net losses and loss adjustment expenses for the nine and three months ended September 30, 2007 reflect net reserve increases of $7.0 million and $4.0 million, respectively, due to loss emergence greater than expectations in the period. For the nine months ended September 30, 2006, net losses and loss adjustment expenses incurred for environmental claims decreased $1.9 million. Included in this reduction is a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million due to the commutation of this agreement. For the three months ended September 30, 2006, net losses and loss adjustment expenses incurred for environmental claims increased $1.2 million, due to the commutation of the 1995 Stop Loss Agreement.

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

Reinsurance and Retrocessions

We purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on our insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple contracts. To protect against this risk, we purchase catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. Specific reinsurance protections are also placed to protect our insurance business as well as selected portions of our reinsurance business underwritten outside of the United States.

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

Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Premiums Written
Direct	$565.2	$538.1	$226.7	$190.1
Add: assumed	1,192.1	1,258.7	409.1	429.9
Less: ceded	150.2	144.5	60.0	46.5

Net	$1,607.1	$1,652.3	$575.8	$573.5

Premiums Earned
Direct	$555.1	$552.6	$204.3	$183.7
Add: assumed	1,181.7	1,298.5	396.9	411.6
Less: ceded	135.2	167.7	53.3	49.9

Net	$1,601.6	$1,683.4	$547.9	$545.4

The total amount of reinsurance recoverables on paid and unpaid losses as of September 30, 2007 and December 31, 2006 was $747.0 million and $798.8 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of September 30, 2007 and December 31, 2006 was $44.6 million and $42.5 million, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $1.7 million and $1.9 million as of September 30, 2007 and December 31, 2006, respectively, which has been netted against premiums receivable.

Our reinsurance protection that covered certain amounts of our 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006 for consideration of $63.2 million. In accordance with the terms of the commutation agreement, we commuted ceded loss reserves of $71.8 million, and incurred a commutation loss of $5.5 million, pre-tax. We accounted for the 1995 Stop Loss Agreement as retroactive reinsurance and established a deferred gain related to the contract, which was amortized into income over the estimated remaining settlement period of the underlying claims. As of result of the commutation, the deferred gain was fully amortized as of September 30, 2006. On March 29, 2006, we received $78.0 million in cash from nSpire Re, which reduced the outstanding recoverable. In connection with the receipt of this cash, for the three months ended March 31, 2006, we recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain as a reduction in losses and loss adjustment expenses.

We previously purchased whole account aggregate excess of loss retrocessional coverage (“Whole Account Excess of Loss Agreements”) to manage our exposures, including catastrophic occurrences and the potential accumulation of exposures. The Whole Account Excess of Loss Agreements are broad in coverage, and include property and casualty insurance and reinsurance business written on a worldwide basis, as applicable. Classes of business excluded from coverage primarily include non-traditional business. In each calendar year, we have the ability to cede losses attributable to certain prior periods to the Whole Account Excess of Loss Agreements to the extent there are limits remaining for the period. These agreements cover business written or incepting during a defined period of time (underwriting year), which is typically twelve months, or in other cases, business earned during a defined period of time (accident year). The Whole Account Excess of Loss Agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a composite ratio (the sum of the commission and loss ratios), or in some agreements a loss ratio, in excess of a specified attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid by us, net of commission, is calculated based on a contractual fixed rate that is applied to the total premiums covered by the retrocession agreements. Each agreement includes a provision for additional premium, subject to a maximum, based on the amount of loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by OdysseyRe.

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

During the second quarter of 2006, we commuted certain Whole Account Excess of Loss Agreements for total consideration of $80.6 million through the settlement of funds held under reinsurance contracts (included as a liability on our consolidated balance sheet) and the receipt of cash from the reinsurer, net of the settlement of outstanding commissions receivable. During the second quarter of 2006, the commutation of these contracts decreased our paid and unpaid reinsurance recoverables as of December 31, 2005 by $71.0 million. This commutation covered all outstanding Whole Account Excess of Loss Agreements applicable to underwriting and accident years 1999 and prior, as well as the reinsurer’s participation on underwriting years 2000 and 2001. Two Whole Account Excess of Loss Agreements covering underwriting years 2000 and 2001 remain outstanding, with loss cession limits for each fully utilized as of September 30, 2007. The principal reinsurer under these agreements is Underwriters Reinsurance Company (Barbados) Inc.

In addition to the Whole Account Excess of Loss Agreements, we entered into a three-year aggregate excess of loss reinsurance contract protecting our United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified us for losses in excess of an annual retention, subject to an annual limit of liability. During December 2006, we entered into a commutation and release agreement related to this contract, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, a pre-tax loss of $1.4 million was recognized. Additionally, reinsurance recoverables have been reduced by $16.1 million for the year ended December 31, 2006. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of our total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. We maintained a loss payment account for the benefit of the reinsurer equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for 1999 and 2000. A minimum interest credit is applied to the loss payment account, equal to the one-year U.S. Treasury bill yield plus 75 basis points. As of December 31, 2006, the loss payment account had a zero balance.

The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreements for the nine months ended September 30, 2007 and 2006 (in millions):

	Nine Months
	Ended
	September 30,
Coverage period	2007	2006

2000 underwriting year	$(0.1)	$0.1
2001 underwriting year	—	9.5

Total	$(0.1)	$9.6

The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the nine and three months ended September 30, 2007 and 2006 is as follows (in millions):

	Nine Months		Three Months
	Ended,		Ended,
	September 30,		September 30,
	2007	2006	2007	2006

Ceded earned premium	$0.2	$(1.7)	$0.4	$(0.1)
Ceded acquisition costs	1.4	1.1	0.5	0.5
Ceded losses and LAE	(0.1)	9.6	—	—

Net underwriting income	1.5	9.0	0.9	0.4
Interest expense	(5.6)	(6.7)	(1.7)	(2.1)

Loss before income taxes	$(4.1)	$2.3	$(0.8)	$(1.7)

We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $0.8 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively, and $64.0 thousand and $90.0 thousand for the three months ended September 30, 2007 and 2006, respectively.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Underwriting Results

Gross Premiums Written.  Gross premiums written for the nine months ended September 30, 2007 decreased by $39.5 million, or 2.2%, to $1,757.3 million compared to $1,796.8 million for the nine months ended September 30, 2006, as reflected in the following table (in millions):

	Nine Months
	Ended September 30,		Change
Division	2007	2006	$	%

Americas	$643.0	$716.6	$(73.6)	(10.3)%
EuroAsia	430.6	430.3	0.3	0.1
London Market	263.7	272.3	(8.6)	(3.2)
U.S. Insurance	420.0	377.6	42.4	11.2

Total gross premiums written	$1,757.3	$1,796.8	$(39.5)	(2.2)%

Total reinsurance gross premiums written for the nine months ended September 30, 2007 were $1,192.1 million compared to $1,258.7 million for 2006, a decrease of 5.3%. Total insurance gross premiums written for the nine months ended September 30, 2007, which include our U.S. Insurance division and our insurance business underwritten by the London Market division, were $565.2 million compared to $538.1 million for the comparable 2006 period, an increase of 5.0%. For the nine months ended September 30, 2007, total reinsurance gross premiums written represented 67.8% (70.1% for the nine months ended September 30, 2006) of our business, while insurance represented the remaining 32.2% (29.9% for the nine months ended September 30, 2006) of our business.

Americas.  Gross premiums written in the Americas division for the nine months ended September 30, 2007 were $643.0 million, a decrease of $73.6 million, or 10.3%, as compared to $716.6 million for the nine months ended September 30, 2006. These amounts represented 36.6% of our gross premiums written for the nine months ended September 30, 2007 and 39.9% for the nine months ended September 30, 2006. Gross premiums written across each geographic region of the Americas were as follows:

•	United States — Gross premiums written of $504.3 million for the nine months ended September 30, 2007 decreased $87.3 million, or 14.8%, compared to $591.6 million for the nine months ended September 30, 2006. The decline in gross premiums written is primarily comprised of a decrease of $48.3 million in property business, primarily related to the reduction in catastrophe exposed proportional business and $24.5 million in casualty lines reflective of the more competitive market conditions.

•	Latin America — Gross premiums written of $108.1 million for the nine months ended September 30, 2007 increased $6.5 million, or 6.4%, compared to $101.6 million for the nine months ended September 30, 2006. The Latin America unit writes treaty and facultative reinsurance business throughout Latin America and the Caribbean. The business is predominantly commercial property in nature.

•	Canada — Gross premiums written of $31.4 million for the nine months ended September 30, 2007 increased $8.7 million, or 38.3%, compared to $22.7 million for the nine months ended September 30, 2006. The Canadian unit primarily writes property, crop hail and auto coverage.

EuroAsia.  Gross premiums written in the EuroAsia division for the nine months ended September 30, 2007 were $430.6 million, an increase of $0.3 million, or 0.1%, as compared to $430.3 million for the nine months ended September 30, 2006. These amounts represented 24.5% of our gross premiums written for the nine months ended September 30, 2007 and 23.9% in the corresponding period of 2006. This increase is primarily attributable to exchange rate movements during the first nine months of 2007 compared to 2006 as the U.S. dollar weakened against the Euro, as well as reinstatement premiums primarily related to Windstorm Kyrill of $4.4 million in 2007. Higher volume of property, liability, marine, and accident and health business was offset by lower volume in motor, aviation and credit and bonds classes of business.

London Market.  Gross premiums written in the London Market division for the nine months ended September 30, 2007 were $263.7 million, a decrease of $8.6 million, or 3.2%, as compared to $272.3 million for the nine months ended September 30, 2006. These amounts represented 15.0% of our gross premiums written for the nine months ended September 30, 2007 and 15.2% for the nine months ended September 30, 2006. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $118.5 million for the nine months ended September 30, 2007 increased $6.7 million, or 6.0%, compared to $111.8 million for the nine months ended September 30, 2006. Gross premiums written from property business, which represents 23.0% of London branch for the nine months ended September 30, 2007, increased by $19.8 million, or 48.7%, for the nine months ended September 30, 2007 compared to the corresponding period of 2006. The increase in property premiums is comprised of an increase of $3.0 million related to reinstatement premiums primarily related to Windstorm Kyrill and the increase of accounts recorded in the third quarter 2007 compared to 2006. Marine and aviation business decreased by $5.2 million or 11.0% for the nine months ended September 30, 2007 compared to the corresponding period in 2006. Casualty business decreased by $7.9 million or 33.5% in 2007 compared to the corresponding period of 2006 due to the non-renewal of business that did not meet our underwriting criteria.

•	Newline/NICL — Gross premiums written of $145.2 million for the nine months ended September 30, 2007 decreased $15.3 million, or 9.5%, compared to $160.5 million for the nine months ended September 30, 2006. The decrease was primarily attributable to lower liability business which generally reflects more competitive market conditions, where we were experiencing lower prices in certain classes or choosing to non-renew business that does not meet our underwriting criteria.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the nine months ended September 30, 2007 were $420.0 million, an increase of $42.4 million, or 11.2%, as compared to $377.6 million for the nine months ended September 30, 2006. These amounts represented 23.9% of our gross premiums written for the nine months ended September 30, 2007 and 21.0% for the nine months ended September 30, 2006. Lines of business which experienced the greatest change in gross premiums written, or were significant to the U.S. Insurance division during the nine months ended September 30, 2007, are as follows:

•	Property and package business increased $47.3 million, or 301.3%, to $63.0 million for the nine months ended September 30, 2007, as compared to $15.7 million for the same period in 2006. The increase was predominantly attributable to the inception of two new accounts during 2007, which generated $41.9 million.

•	Professional liability gross premiums written increased $9.6 million, or 9.7%, to $108.3 million for the nine months ended September 30, 2007, from $98.7 million for the same period in 2006. This class of business is the largest for the U.S. Insurance division and represents 25.8% of the total gross written premium.

•	Medical malpractice gross premiums written were $100.7 million for the nine months ended September 30, 2007, a decrease of $20.4 million, or 16.8%, from $121.1 million for the same period in 2006. This decrease reflects more competitive market conditions and the fact that certain groups have retained more exposure or self-insured their own programs. Medical malpractice, our second largest line of business in the U.S. Insurance division, represented 24.0% of the total gross premiums written.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $16.2 million, or 27.1%, to $43.5 million from $59.7 million for the nine months ended September 30, 2007 and 2006, respectively, primarily due to increased competition and recently introduced rating restrictions in California.

•	Specialty liability and commercial auto increased $8.2 million and $13.8 million, to $57.4 million and $39.2 million, respectively, for the nine months ended September 30, 2007, from $49.2 million and $25.4 million, respectively, for the same period in 2006. This increase resulted from higher production in three ongoing accounts.

Ceded Premiums Written.  Ceded premiums written for the nine months ended September 30, 2007 increased by $5.7 million, or 3.9%, to $150.3 million (8.6% of gross premiums written) from $144.6 million (8.0% of gross premiums written) for the nine months ended September 30, 2006. The increase in ceded premiums written is principally due to new business underwritten by the U.S. Insurance division, resulting in higher premium cessions during 2007.

Net Premiums Written.  Net premiums written for the nine months ended September 30, 2007 decreased by $45.2 million, or 2.7%, to $1,607.1 million from $1,652.3 million for the nine months ended September 30, 2006. Net premiums written represent gross premiums written less ceded premiums written. The decrease in net premiums written is comprised of a decrease in our gross premiums written of $39.5 million, combined with an increase in our ceded premiums written of $5.7 million compared to 2006.

Net Premiums Earned.  Net premiums earned for the nine months ended September 30, 2007 decreased by $81.8 million, or 4.9%, to $1,601.6 million, from $1,683.4 million for the nine months ended September 30, 2006. Net premiums earned decreased by $104.2 million, or 14.1%, in the Americas division, and $20.3 million, or 8.1%, in the London Market division, offset by an increase in the EuroAsia division of $4.5 million, or 1.1%, and in the U.S. Insurance division of $38.1 million, or 13.3%.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $41.4 million, or 3.7%, to $1,080.9 million for the nine months ended September 30, 2007, from $1,122.3 million for the nine months ended September 30, 2006, as follows (in millions):

	Nine Months
	Ended September 30,		Change
	2007	2006	$	%

Gross losses and LAE incurred	$1,161.5	$1,229.8	$(68.3)	(5.6)%
Less: ceded losses and LAE incurred	80.6	107.5	(26.9)	(25.0)

Net losses and LAE incurred	$1,080.9	$1,122.3	$(41.4)	(3.7)%

The decrease in net losses and LAE was principally related to a decrease in prior period losses of $62.1 million, ($38.7 million for the nine months ended September 30, 2007 versus $100.8 million for the nine months ended September 30, 2006). Losses and LAE for the nine months ended September 30, 2007 include an increase in prior period losses of $38.7 million, which reflects unfavorable emergence of $4.8 million on prior year catastrophe events. The remaining amount of prior period losses of $33.9 million in 2007 was predominantly attributable to increased loss estimates in the Americas division of $64.7 million, which includes $21.2 million relating to settlement of litigation during the third quarter, with the remainder principally due to unfavorable emergence in the period on U.S. casualty classes of business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Losses and LAE incurred during the nine months ended September 30, 2006 include $100.8 million attributable to 2005 and prior years, which includes $42.3 million for catastrophe events occurring prior to 2006, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates in the period. The remaining amount of prior period losses of $58.5 million in 2006 was predominantly attributable to increased loss estimates in the Americas division of $95.2 million, principally due to unfavorable emergence in the period on U.S. casualty classes of business. This increase was partially offset by reduced loss estimates on non-catastrophe business due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions.

Ceded losses and LAE incurred for the nine months ended September 30, 2007 decreased by $26.9 million, or 25.0%, to $80.6 million, from $107.5 million for the nine months ended September 30, 2006. This decrease is principally attributable to a $21.5 million decrease in cessions to the Whole Account Excess of Loss Agreements and the 1995 Stop Loss Agreement, and a decrease in ceded losses related to our insurance operations of $14.2 million ($41.0 million for the nine months ended September 30, 2007 versus $55.2 million for the nine months ended September 30, 2006) due to increased retentions.

The loss and LAE ratio for the nine months ended September 30, 2007 and 2006 and the percentage point change for each of our divisions and in total are as follows:

	Nine Months
	Ended		Percentage
	September 30,		Point
Division	2007	2006	Change

Americas	71.8%	76.0%	(4.2)
EuroAsia	67.7	60.7	7.0
London Market	61.1	59.8	1.3
U.S. Insurance	63.4	57.2	6.2

Total losses and LAE ratio	67.5%	66.7%	0.8

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the nine months ended September 30, 2007 and 2006 (in millions):

Nine Months Ended September 30, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$454.9	71.8%	$278.5	67.7%	$141.4	61.1%	$206.1	63.4%	$1,080.9	67.5%
Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	25.3	6.2	13.0	5.6	—	—	38.3	2.4
Jakarta Floods	—	—	6.3	1.5	—	—	—	—	6.3	0.4
Cyclone Gonu, Oman	—	—	12.1	2.9	—	—	—	—	12.1	0.8
Floods in United Kingdom	—	—	—	—	5.1	2.2	—	—	5.1	0.3
Other 2007 catastrophe losses	17.9	2.9	8.6	2.1	3.6	1.6	—	—	30.1	1.8
Prior Period Events:
Hurricanes Katrina, Rita and Wilma	2.2	0.3	—	—	0.1	—	(0.1)	—	2.2	0.1
All other prior years	4.3	0.7	(1.2)	(0.3)	(0.5)	(0.2)	—	—	2.6	0.2

Total catastrophe losses	24.4	3.9%	51.1	12.4%	21.3	9.2%	(0.1)	—%	96.7	6.0%
Prior period loss development including prior period catastrophe losses	$71.2	11.2%	$(3.4)	(0.8)%	$(20.0)	(8.6)%	$(9.1)	(2.8)%	$38.7	2.4%

Nine Months Ended September 30, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$560.5	76.0%	$247.0	60.7%	$150.5	59.8%	$164.3	57.2%	$1,122.3	66.7%
Catastrophe Losses:
2006 Events	15.3	2.1	12.3	3.0	1.9	0.8	—	—	29.5	1.8
Prior Period Events:
Hurricanes Katrina, Rita and Wilma	34.2	4.6	0.2	0.1	10.4	4.1	1.3	0.4	46.1	2.7
All other prior years	4.4	0.6	(2.8)	(0.7)	(4.2)	(1.7)	(1.2)	(0.4)	(3.8)	(0.2)

Total catastrophe losses	53.9	7.3%	9.7	2.4%	8.1	3.2%	0.1	—%	71.8	4.3%
Prior period loss development including prior period catastrophe losses	$133.8	18.1%	$(4.0)	(1.0)%	$(6.2)	(2.5)%	$(22.8)	(7.9)%	$100.8	6.0%

Americas Division — Losses and LAE decreased $105.6 million, or 18.8%, to $454.9 million for the nine months ended September 30, 2007, from $560.5 million for the nine months ended September 30, 2006. This resulted in a loss and LAE ratio of 71.8% for the nine months ended September 30, 2007, compared to 76.0% for the nine months ended September 30, 2006. The decrease in losses and LAE was principally due to a decrease in prior period losses of $62.6 million and a decline in net earned premium of $104.2 million, or 14.1%. Losses and LAE for the nine months ended September 30, 2007 include prior period losses of $71.2 million attributable to increased loss estimates, including $21.2 million relating to settlement of litigation during the third quarter, with the remainder principally attributable to loss emergence greater than expectations in the period on U.S. casualty classes of business. Losses and LAE for the nine months ended September 30, 2006 include prior period losses of $133.8 million attributable to increased loss estimates on prior period catastrophe losses of $38.6 million, principally attributable to Hurricanes Rita and Wilma, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business.

EuroAsia Division — Losses and LAE increased $31.5 million, or 12.8%, to $278.5 million for the nine months ended September 30, 2007, from $247.0 million for the nine months ended September 30, 2006. This resulted in a loss and LAE ratio of 67.7% for the nine months ended September 30, 2007, compared to 60.7% for the nine months ended September 30, 2006. This increase in losses and LAE was principally due to an increase in current year catastrophe losses of $40.0 million ($52.3 million for the nine months ended September 30, 2007 versus $12.3 million for the nine months ended September 30, 2006), of which $43.7 million relates to Windstorm Kyrill, Jakarta floods and Cyclone Gonu. Losses and LAE for the nine months ended September 30, 2007 include a reduction in prior period losses of $3.4 million, principally attributable to lower loss estimates due to favorable emergence on aviation and credit lines of business in the period. Losses and LAE in the nine months ended September 30, 2006 include a decrease in prior period losses of $4.0 million attributable to lower loss estimates, principally related to favorable emergence on prior period catastrophes in the period.

London Market Division — Losses and LAE decreased $9.1 million, or 6.0%, to $141.4 million for the nine months ended September 30, 2007, from $150.5 million for the nine months ended September 30, 2006. This resulted in a loss and LAE ratio of 61.1% for the nine months ended September 30, 2007, compared to 59.8% for the nine months ended September 30, 2006. The decrease in losses and LAE was principally due to favorable loss development and a decline in net earned premium of $20.3 million, or 8.1%. For the nine months ended September 30, 2007, losses and LAE include $18.1 million attributable to Windstorm Kyrill and floods in the United Kingdom and reflect a reduction in prior period losses of $20.0 million attributable to lower loss estimates, principally due to favorable emergence on satellite, accident and aviation exposures in the period. For the nine months ended September 30, 2006, losses and LAE include a reduction in prior period losses of $6.2 million attributable to lower loss estimates, due to favorable loss emergence on liability, accident, satellite and aviation lines of business, partially offset by unfavorable emergence on prior years catastrophe losses, principally Hurricanes Rita and Wilma.

U.S. Insurance Division — Losses and LAE increased $41.8 million, or 25.4%, to $206.1 million for the nine months ended September 30, 2007, from $164.3 million for the nine months ended September 30, 2006. This resulted in a loss and LAE ratio of 63.4% for the nine months ended September 30, 2007, compared to 57.2% for the nine months ended September 30, 2006. The increase in losses and LAE was principally related to a decrease in the benefit from the reduction in prior period losses (a benefit of $9.1 million for the nine months ended September 30, 2007 versus a benefit of $22.8 million for the nine months ended September 30, 2006) and an increase in net earned premium of $38.1 million or 13.3%. For the nine months ended September 30, 2007, prior years losses decreased by $9.1 million, principally due to favorable loss emergence on professional and general liability exposures in the period. For the nine months ended September 30, 2006, prior years losses decreased by $22.8 million, principally due to loss emergence lower than expectations on medical malpractice and casualty lines of business in the period.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2007 were $329.3 million, a decrease of $25.2 million or 7.1%, compared to $354.5 million for the nine months ended September 30, 2006. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.5% for the nine months ended September 30, 2007, compared to 21.1% for the nine months ended September 30, 2006, a decrease of 0.6 points. The Americas and London Market divisions’ acquisition ratios decreased by 1.8 points and 1.6 points, respectively, due to the change in composition of the mix of business written. The EuroAsia and U.S. Insurance divisions’ acquisition expense ratios increased 0.9 points and 1.8 points, respectively, for the nine months ended September 30, 2007, compared to the corresponding period in 2006.

Other Underwriting Expenses.  Other underwriting expenses for the nine months ended September 30, 2007 were $127.9 million, compared to $110.8 million for the nine months ended September 30, 2006. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.0% for the nine months ended September 30, 2007, compared to 6.5% for the corresponding period in 2006. The increase in other underwriting expenses is principally attributable to an increase in compensation costs.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the nine months ended September 30, 2007 and 2006 for each of our divisions:

	Nine Months
	Ended		Percentage
	September 30,		Point
Division	2007	2006	Change

Americas	31.0%	30.9%	0.1
EuroAsia	27.3	25.2	2.1
London Market	26.2	25.6	0.6
U.S. Insurance	27.0	24.6	2.4

Total acquisition costs and other underwriting expense ratio	28.5%	27.6%	0.9

Our combined ratio was 96.0% for the nine months ended September 30, 2007, compared to 94.3% for the nine months ended September 30, 2006. The following table reflects the combined ratio for the nine months ended September 30, 2007 and 2006 for each of our divisions:

	Nine Months
	Ended		Percentage
	September 30,		Point
Division	2007	2006	Change

Americas	102.8%	106.9%	(4.1)
EuroAsia	95.0	85.9	9.1
London Market	87.3	85.4	1.9
U.S. Insurance	90.4	81.8	8.6

Total combined ratio	96.0%	94.3%	1.7

Investment Results

Net Investment Income.  Net investment income for the nine months ended September 30, 2007 decreased by $150.6 million, or 37.4%, to $252.5 million, from $403.1 million for the nine months ended September 30, 2006. Net investment income is comprised of gross investment income of $281.2 million less investment expenses of $28.7 million for the nine months ended September 30, 2007, compared to gross investment income of $421.7 million less investment expenses of $18.6 million for the nine months ended September 30, 2006. The decrease in net investment income for the nine months ended September 30, 2007 is primarily attributable to the following:

•	Our investment in HWIC Asia Fund (“HWIC Asia”), an investment vehicle, was fully redeemed during 2006; accordingly, we did not recognize any investment income related to HWIC Asia for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, HWIC Asia, which was accounted for in accordance with the equity method of accounting, contributed $168.7 million of investment income. Net investment income, in accordance with the equity method of accounting, includes realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia included in investment income for the nine months ended September 30, 2006, is comprised of the following items (in millions):

Nine Months
Ended
September 30, 2006

Equity in net investment income of HWIC Asia	$1.1
Equity in net realized capital gains of HWIC Asia	167.6

Equity in net income of HWIC Asia, before taxes	$168.7

•	an increase of $1,036.4 million, or 16.2%, in average invested assets for the nine months ended September 30, 2007 compared to the corresponding period in 2006. Investment income from fixed income securities was $151.8 million for the nine months ended September 30, 2007, an increase of $45.7 million, or 43.1%, compared to the corresponding period in 2006;

•	an increase of $11.9 million in net investment income from equity investments for the nine months ended September 30, 2007 compared to the corresponding period in 2006, excluding HWIC Asia;

•	a decrease in short-term investments and cash of $22.4 million or 26.0% for the nine months ended September 30, 2007 compared to the corresponding period in 2006, which is representative of a shift from shorter term to longer term investments over the same period; and

•	a decrease in income from other invested assets of $7.1 million for the nine months ended September 30, 2007 compared to the corresponding period in 2006, which is primarily comprised of income from hedge funds and private equity funds accounted for under the equity method.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in investment income attributable to HWIC Asia, was 4.6% and 5.0% for the nine months ended September 30, 2007 and 2006, respectively.

Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $5.6 million for the nine months ended September 30, 2007, and represents a decrease of $1.1 million, or 16.4%, from $6.7 million for the nine months ended September 30, 2006. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $256.8 million for the nine months ended September 30, 2007 increased by $95.9 million from $160.9 million for the nine months ended September 30, 2006. The increase in net realized investment gains is principally due to: an increase in mark-to-market realized gains on derivatives of $133.1 million, primarily due to widening credit spreads; an increase in net realized gains on fixed income securities of $11.8 million; an increase in net mark-to-market realized gains from other investments of $12.9 million, principally attributable to securities sold short, offset by lower net realized gains from equity investments of $61.9 million, which include realized gains of $119.2 million on the sale of Hub International

Limited shares during the nine months ended September 30, 2007, compared to $75.1 million on the redemption of shares of HWIC Asia during the nine months ended September 30, 2006, and other-than-temporary write-downs of equity securities of $31.8 million during the nine months ended September 30, 2007.

Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $256.8 million and $328.5 million for the nine months ended September 30, 2007 and 2006, respectively.

During the nine months ended September 30, 2007, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $40.9 million relating to fixed income securities, common and preferred stock. During the nine months ended September 30, 2006, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $11.0 million relating to fixed income and other investments. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the nine months ended September 30, 2007 were $11.3 million, compared to $16.4 million for the nine months ended September 30, 2006. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, corporate-related legal fees, consulting fees, and compensation expense. Other expenses, net, for the nine months ended September 30, 2007 include $1.8 million in compensation expense, compared to $3.9 million in the nine months ended September 30, 2006. Included in other expenses, net, is income of $0.4 million related to contracts under deposit accounting for the nine months ended September 30, 2007, compared to $2.3 million of net expenses for the nine months ended September 30, 2006.

Interest Expense.  We incurred interest expense related to our debt obligations of $28.3 million and $28.1 million for the nine months ended September 30, 2007 and 2006, respectively. The higher amount of interest primarily reflects our $40.0 million senior debenture offering completed in November 2006, offset by the interest expense reduction during 2007 resulting from the conversion of our Convertible Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the nine months ended September 30, 2007 decreased by $8.2 million, to $182.7 million, compared to $190.9 million for the nine months ended September 30, 2006, resulting from decreased pre-tax income. Included in the income tax provision for the nine months ended September 30, 2006 is a one-time benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. Our effective tax rates were 34.3% and 31.1% for the nine months ended September 30, 2007 and 2006, respectively.

Preferred Dividends.  We recorded preferred dividends related to our series A and series B non-cumulative perpetual preferred shares of $6.3 million and $6.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Underwriting Results

Gross Premiums Written.  Gross premiums written for the three months ended September 30, 2007 increased by $15.8 million, or 2.6%, to $635.8 million, compared to $620.0 million for the three months ended September 30, 2006, as reflected in the following table (in millions):

	Three Months
	Ended September 30,		Change
Division	2007	2006	$	%

Americas	$224.9	$250.2	$(25.3)	(10.1)%
EuroAsia	141.8	142.6	(0.8)	(0.5)
London Market	102.1	95.1	7.0	7.4
U.S. Insurance	167.0	132.1	34.9	26.4

Total gross premiums written	$635.8	$620.0	$15.8	2.6%

Total reinsurance gross premiums written for the three months ended September 30, 2007 were $409.1 million, compared to $429.9 million for 2006, a decrease of 4.8%. Total insurance gross premiums written for the three months ended September 30, 2007, which includes our U.S. Insurance division and our insurance business underwritten by the London Market division, were $226.7 million compared to $190.1 million for 2006, an increase of 19.3%. For the three months ended September 30, 2007, total reinsurance gross premiums written represented 64.3% (69.3% in 2006) of our business, while insurance represented the remaining 35.7% (30.7% in 2006) of our business.

Americas.  Gross premiums written in the Americas division for the three months ended September 30, 2007 were $224.9 million, a decrease of $25.3 million, or 10.1%, as compared to $250.2 million for the three months ended September 30, 2006. These amounts represented 35.4% of our gross premiums written for the three months ended September 30, 2007 and 40.4% for the three months ended September 30, 2006. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $174.2 million for the three months ended September 30, 2007 decreased $33.3 million, or 16.0%, compared to $207.5 million for the three months ended September 30, 2006. The decline in gross premiums written is comprised of a decrease of $21.7 million in casualty business, reflective of more competitive market conditions.

•	Latin America — Gross premiums written of $38.5 million for the three months ended September 30, 2007 increased $6.5 million, or 20.3%, compared to $32.0 million for the three months ended September 30, 2006. The increase in gross premiums written is due to an increase in proportional business of $6.7 million and a decrease in excess of loss business of $0.2 million.

•	Canada — Gross premiums written of $12.0 million for the three months ended September 30, 2007 increased $1.6 million, or 15.4%, compared to $10.4 million for the three months ended September 30, 2006.

EuroAsia.  Gross premiums written in the EuroAsia division for the three months ended September 30, 2007 were $141.8 million, a decrease of $0.8 million, or 0.5%, compared to $142.6 million for the three months ended September 30, 2006. These amounts represented 22.3% of our gross premiums written for the three months ended September 30, 2007 and 23.0% in the corresponding period of 2006. The decrease in premium volume is comprised of decreases in credit and bond business of $1.7 million, aviation of $1.6 million, motor of $0.9 million and all other lines of business of $0.3 million, offset by increases in liability and property business of $3.7 million.

London Market.  Gross premiums written in the London Market division for the three months ended September 30, 2007 were $102.1 million, an increase of $7.0 million, or 7.4%, compared to $95.1 million for the three months ended September 30, 2006. These amounts represented 16.0% of our gross premiums written for the three months ended September 30, 2007 and 15.3% for the three months ended September 30, 2006. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $42.4 million for the three months ended September 30, 2007 increased $5.4 million, or 14.6%, compared to $37.0 million for the three months ended September 30, 2006. Gross premiums written for property business, which represents 20.6% of the total gross premiums written of the London branch, increased by $6.7 million, or 46.5%, for the three months ended September 30, 2007 compared to the corresponding period of 2006. The increase in property premiums is comprised of an increase of $0.4 million related to reinstatement premiums primarily related to Windstorm Kyrill and the increase of accounts recorded in the third quarter 2007 compared to 2006. Marine and aviation business decreased by $0.8 million, or 5.5%, for the three months ended September 30, 2007 compared to the corresponding period in 2006. Casualty business decreased by $0.5 million, or 5.7%, in 2007 compared to the corresponding period of 2006 due to the non-renewal of business that did not meet our underwriting criteria.

•	Newline/NICL — Gross premiums written of $59.7 million for the three months ended September 30, 2007 increased $1.6 million, or 2.8%, compared to $58.1 million for the three months ended September 30, 2006. This increase is attributable to new business written during the third quarter of 2007.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the three months ended September 30, 2007 were $167.0 million, an increase of $34.9 million, or 26.4%, as compared to $132.1 million for the three months ended September 30, 2006. These amounts represented 26.3% of our gross premiums written for the three months ended September 30, 2007 and 21.3% for the three months ended September 30, 2006. Lines of business which experienced the greatest change in gross premiums written during the third quarter are as follows:

•	Property and package gross premiums written for the three months ended September 30, 2007 were $28.7 million, compared to $5.6 million during the same 2006 period. Contributing to this increase was the inception of two new accounts during the second quarter of 2007, generating $22.4 million of gross premiums written in the current quarter.

•	Professional liability gross premiums written for the three months ended September 30, 2007 were $44.0 million, compared to the prior year period of $35.8 million. The increase is related to the inception of one new account in the third quarter of 2007.

•	Medical malpractice gross premiums written were $37.4 million for the three months ended September 30, 2007, compared to $37.9 million for the three months ended September 30, 2006. This segment is down slightly as a result of competitive market conditions and certain groups retaining more exposure or self-insuring their own programs.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $7.2 million, or 37.7%, to $11.9 million from $19.1 million for the three months ended September 30, 2007 and 2006, respectively, primarily due to increased competition and recently introduced rating restrictions in California.

•	Specialty liability and commercial auto increased $5.3 million and $6.0 million, to $25.2 million and $16.5 million, respectively, for the three months ended September 30, 2007, from $19.9 million and $10.5 million, respectively, for the same period in 2006. This increase resulted from higher production in three ongoing accounts.

Ceded Premiums Written.  Ceded premiums written for the three months ended September 30, 2007 increased by $13.5 million, or 29.0%, to $60.0 million (9.4% of gross premiums written) from $46.5 million (7.5% of gross premiums written) for the three months ended September 30, 2006. The increase in ceded premiums written is primarily related to two new programs written during the third quarter of 2007 in the U.S. Insurance division.

Net Premiums Written.  Net premiums written for the three months ended September 30, 2007 increased by $2.3 million, or 0.4%, to $575.8 million from $573.5 million for the three months ended September 30, 2006. Net premiums written represent gross premiums written less ceded premiums written. The increase in net premiums written is comprised of an increase in our gross premiums written of $15.8 million and an increase in our ceded premiums written of $13.5 million compared to 2006.

Net Premiums Earned.  Net premiums earned for the three months ended September 30, 2007 increased by $2.6 million, or 0.5%, to $548.0 million, from $545.4 million for the three months ended September 30, 2006. Net premiums earned decreased by $18.3 million, or 7.8%, in the Americas division and $5.5 million, or 6.8%, in the London Market division, offset by an increase of $21.3 million, or 21.3%, in the U.S. Insurance division and by $5.1 million, or 3.9%, in the EuroAsia division. We expect that the lower level of net premiums written for the remainder of 2007 will result in reduced net premiums earned in subsequent quarters.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred increased $1.6 million, or 0.4%, to $377.5 million for the three months ended September 30, 2007, from $375.9 million for the three months ended September 30, 2006, as follows (in millions):

	Three Months
	Ended September 30,		Change
	2007	2006	$	%

Gross losses and LAE incurred	$406.6	$379.4	$27.2	7.2%
Less: ceded losses and LAE incurred	29.1	3.5	25.6	731.4

Net losses and LAE incurred	$377.5	$375.9	$1.6	0.4%

Losses and LAE for the three months ended September 30, 2007 include an increase in prior period losses of $30.9 million which reflects unfavorable emergence of $5.7 million on prior year catastrophe events. The remaining amount of prior period losses of $25.2 million in 2007 was predominantly attributable to increased loss estimates in the Americas division of $31.8 million, which includes $21.2 million relating to settlement of litigation during the third quarter, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions. Losses and LAE incurred during the three months ended September 30, 2006 include an increase in prior period losses of $39.4 million, which includes $11.1 million for catastrophe events occurring prior to 2006, principally due to an increase in loss estimates for Hurricanes Katrina, Rita, and Wilma of $13.9 million attributable to unexpected loss emergence on marine business and Florida proportional property accounts, partially offset by reduced loss estimates on other prior period property catastrophes due to favorable emergence in the period. The remaining amount of prior period losses of $28.3 million in 2006 was predominantly attributable to increased loss estimates in the Americas division of $39.7 million, principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions.

Ceded losses and LAE incurred for the three months ended September 30, 2007 increased by $25.6 million, or 731.4%, to $29.1 million, from $3.5 million for the three months ended September 30, 2006. This increase is principally attributable to an increase in ceded losses related to our London operations of $16.1 million ($12.2 million for the three months ended September 30, 2007 versus ($3.9) million for the three months ended September 30, 2006).

The loss and LAE ratio for the three months ended September 30, 2007 and 2006 and the percentage point change for each of our divisions and in total are as follows:

	Three Months
	Ended		Percentage
	September 30,		Point
Division	2007	2006	Change

Americas	78.0%	82.4%	(4.4)
EuroAsia	62.1	64.1	(2.0)
London Market	66.5	51.4	15.1
U.S. Insurance	61.9	58.0	3.9

Total losses and LAE ratio	68.9%	68.9%	—

The following tables reflect total losses and LAE as reported for each division and includes the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended September 30, 2007 and 2006 (in millions):

Three Months Ended September 30, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$167.6	78.0%	$84.8	62.1%	$50.2	66.5%	$74.9	61.9%	$377.5	68.9%
Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	(0.3)	(0.2)	1.0	1.3	—	—	0.7	0.1
Cyclone Gonu, Oman	—	—	4.6	3.4	—	—	—	—	4.6	0.8
Floods in United Kingdom	—	—	—	—	5.1	6.8	—	—	5.1	0.9
Other 2007 catastrophe losses	11.5	5.4	4.8	3.5	2.1	2.8	—	—	18.4	3.4
Prior Period Events:
Hurricanes Katrina, Rita and Wilma	3.3	1.5	—	—	(0.1)	(0.1)	—	—	3.2	0.6
All other prior years	2.2	1.0	(0.1)	(0.1)	0.4	0.5	—	—	2.5	0.5

Total catastrophe losses	17.0	7.9%	9.0	6.6%	8.5	11.3%	—	—%	34.5	6.3%
Prior period loss development including prior period catastrophe losses	$37.4	17.4%	$1.1	0.8%	$(3.4)	(4.5)%	$(4.2)	(3.5)%	$30.9	5.6%

Three Months Ended September 30, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$192.1	82.4%	$84.3	64.1%	$41.6	51.4%	$57.9	58.0%	$375.9	68.9%
Catastrophe Losses:
2006 Events	7.8	3.4	5.1	3.9	0.4	0.5	—	—	13.3	2.4
Prior Period Events:
Hurricanes Katrina, Rita and Wilma	13.8	5.9	—	—	—	—	0.1	0.1	13.9	2.6
All other prior years	(0.4)	(0.2)	(1.2)	(0.9)	(1.2)	(1.5)	—	—	(2.8)	(0.5)

Total catastrophe losses	21.2	9.1%	3.9	3.0%	(0.8)	(1.0)%	0.1	0.1%	24.4	4.5%
Prior period loss development including prior period catastrophe losses	$53.1	22.8%	$0.4	0.3%	$(6.8)	(8.4)%	$(7.3)	(7.3)%	$39.4	7.2%

Americas Division — Losses and LAE decreased $24.5 million, or 12.8%, to $167.6 million for the three months ended September 30, 2007, from $192.1 million for the three months ended September 30, 2006. This resulted in a loss and LAE ratio of 78.0% for the three months ended September 30, 2007, compared to 82.4% for the three months ended September 30, 2006. The decrease in losses and LAE was principally due to a decrease in prior period losses of $15.7 million and a decline in net earned premium of $18.3 million, or 7.8%. Losses and LAE for the three months ended September 30, 2007 include prior period losses of $37.4 million attributable to increased loss estimates, including $21.2 million relating to settlement of litigation during the quarter, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business. Losses and LAE for the three months ended September 30, 2006 include an increase in prior period losses of $53.1 million attributable to increased loss estimates on prior period catastrophe losses of $13.4 million, principally attributable to Hurricanes Katrina, Rita and Wilma, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business.

EuroAsia Division — Losses and LAE increased $0.5 million, or 0.6%, to $84.8 million for the three months ended September 30, 2007, from $84.3 million for the three months ended September 30, 2006. This resulted in a loss and LAE ratio of 62.1% for the three months ended September 30, 2007, compared to 64.1% for the three months ended September 30, 2006. This increase in losses and LAE is principally due to an increase in current year catastrophe losses of $4.0 million ($9.1 million for the three months ended September 30, 2007 versus $5.1 million for the three months ended September 30, 2006), of which $4.6 million relates to Cyclone Gonu. Losses and LAE for the three months ended September 30, 2007 include an increase in prior period losses of $1.1 million, principally due to loss emergence greater than expectations in the period on casualty lines of business. Losses and LAE for the three months ended September 30, 2006 include an increase in prior period losses of $0.4 million.

London Market Division — Losses and LAE increased $8.6 million, or 20.7%, to $50.2 million for the three months ended September 30, 2007, from $41.6 million for the three months ended September 30, 2006. This resulted in a loss and LAE ratio of 66.5% for the three months ended September 30, 2007, compared to 51.4% for the three months ended September 30, 2006. This increase in losses and LAE was principally due to an increase in current year catastrophe losses of $7.8 million ($8.2 million for the three months ended September 30, 2007 versus $0.4 million for the three months ended September 30, 2006). For the three months ended September 30, 2007, losses and LAE include $5.1 million attributable to the floods in the United Kingdom and a decrease in prior period losses of $3.4 million, principally attributable to lower loss estimates due to favorable emergence on satellite, accident and aviation exposures in the period. For the three months ended September 30, 2006, losses and LAE include a decrease in prior period losses of $6.8 million attributable to lower loss estimates principally due to favorable emergence in the period on aviation and professional lines of business.

U.S. Insurance Division — Losses and LAE increased $17.0 million, or 29.4%, to $74.9 million for the three months ended September 30, 2007, from $57.9 million for the three months ended September 30, 2006. This resulted in a loss and LAE ratio of 61.9% for the three months ended September 30, 2007, compared to 58.0% for the three months ended September 30, 2006. The increase in losses and LAE was principally related to an increase in net earned premium of $21.3 million, or 21.3%. For the three months ended September 30, 2007, losses and LAE include a decrease in prior period losses of $4.2 million, principally due to favorable loss emergence on professional liability business in the period. For the three months ended September 30, 2006, losses and LAE include a decrease in prior period losses of $7.3 million, principally due to loss emergence lower than expectations in the period on medical malpractice and casualty lines of business.

Acquisition Costs.  Acquisition costs for the three months ended September 30, 2007 were $114.4 million, an increase of $6.7 million, or 6.2%, compared to $107.7 million for the three months ended September 30, 2006. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.9% for the three months ended September 30, 2007, compared to 19.8% for the three months ended September 30, 2006, an increase of 1.1 points. The London Market division’s acquisition ratio decreased by 2.3 points, due to the change in composition of the mix of business written. The Americas, EuroAsia and U.S. Insurance divisions’ acquisition expense ratios increased by 1.3 points, 0.9 points and 3.7 points, respectively, for the three months ended September 30, 2007 compared to the corresponding period in 2006.

Other Underwriting Expenses.  Other underwriting expenses for the three months ended September 30, 2007 were $44.1 million, compared to $38.8 million for the three months ended September 30, 2006. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.0% for the three months ended September 30, 2007, compared to 7.1% for the corresponding period in 2006. The increase in other underwriting expenses is attributable to an increase in compensation costs.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended September 30, 2007 and 2006 for each of our divisions:

	Three Months
	Ended		Percentage
	September 30,		Point
Division	2007	2006	Change

Americas	31.6%	28.9%	2.7
EuroAsia	26.7	24.4	2.3
London Market	26.2	26.8	(0.6)
U.S. Insurance	28.4	25.4	3.0

Total acquisition costs and other underwriting expense ratio	28.9%	26.9%	2.0

Our combined ratio was 97.8% for the three months ended September 30, 2007, compared to 95.8% for the three months ended September 30, 2006. The following table reflects the combined ratio for the three months ended September 30, 2007 and 2006 for each of our divisions:

	Three Months
	Ended		Percentage
	September 30,		Point
Division	2007	2006	Change

Americas	109.6%	111.3%	(1.7)
EuroAsia	88.8	88.5	0.3
London Market	92.7	78.2	14.5
U.S. Insurance	90.3	83.4	6.9

Total combined ratio	97.8%	95.8%	2.0

Investment Results

Net Investment Income.  Net investment income for the three months ended September 30, 2007 increased by $3.3 million, or 4.0%, to $86.5 million, from $83.2 million for the three months ended September 30, 2006. Net investment income is comprised of gross investment income of $96.0 million less investment expenses of $9.5 million for the three months ended September 30, 2007, compared to gross investment income of $89.5 million less investment expenses of $6.3 million for the three months ended September 30, 2006. The increase in net investment income for the three months ended September 30, 2007 is primarily attributable to the following:

•	Our investment in HWIC Asia Fund (“HWIC Asia”), an investment vehicle which was included in common stock, at equity, was fully redeemed during 2006; accordingly, we did not recognize any investment income related to HWIC Asia for the three months ended September 30, 2007. For the three months ended September 30, 2006, HWIC Asia, which was accounted for in accordance with the equity method of accounting, contributed $0.9 million of investment income. Net investment income, in accordance with the equity method of accounting, includes realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia included in investment income for the three months ended September 30, 2006, is comprised of the following items (in millions):

Three Months
Ended
September 30,
2006

Equity in net investment income of HWIC Asia	$0.3
Equity in net realized capital gains of HWIC Asia	0.6

Equity in net income of HWIC Asia, before taxes	$0.9

•	an increase of $872.8 million, or 13.1%, in average invested assets for the three months ended September 30, 2007 compared to the corresponding period in 2006. Investment income from fixed income securities was

$53.9 million for the three months ended September 30, 2007, an increase of $18.8 million, or 53.5%, compared to the corresponding period in 2006;

•	an increase of $2.3 million in net investment income from equity investments for the three months ended September 30, 2007 compared to the corresponding period in 2006, excluding HWIC Asia;

•	a decrease in short-term investments and cash of $15.6 million or 41.5% for the three months ended September 30, 2007 compared to the corresponding period in 2006, which is representative of a shift from shorter term to longer term investments over the same period; and

•	an increase in income from other invested assets of $1.8 million for the three months ended September 30, 2007 compared to the corresponding period in 2006, which is primarily comprised of income from hedge funds and private equity funds accounted for under the equity method.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in investment income attributable to HWIC Asia, was 4.6% and 5.0% for the three months ended September 30, 2007 and 2006, respectively.

Interest expense on funds held, which primarily relates to our Whole Account Excess of Loss Agreements and is included in investment expenses, of $1.7 million for the three months ended September 30, 2007, and represents a decrease of $0.4 million, or 19.0%, from $2.1 million for the three months ended September 30, 2006. The decrease was primarily attributable to paid losses deducted from funds held.

Net Realized Investment Gains.  Net realized investment gains of $87.6 million for the three months ended September 30, 2007 increased by $86.2 million, from $1.4 million for the three months ended September 30, 2006. The increase in net realized investment gains is principally due to an increase in mark-to-market realized gains on derivatives of $146.4 million, primarily due to widening credit spreads and an increase in net realized losses on fixed income securities of $7.6 million. In addition, an increase in net mark-to-market realized gains from other investments of $41.1 million, principally attributable to securities sold short, offset by lower net realized gains from equity investments of $93.8 million, which include other-than-temporary write-downs of equity securities of $31.8 million during the three months ended September 30, 2007.

Including equity in net realized capital gains attributable to our equity investment in HWIC Asia included in investment income, net realized gains were $87.6 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively.

During the three months ended September 30, 2007, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $40.9 million relating to fixed income securities, common and preferred stock. During the three months ended September 30, 2006, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $8.1 million relating to fixed income and other investments. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the three months ended September 30, 2007 and 2006 were $3.2 and $6.5 million, respectively. The other expense is primarily comprised of operating expenses of our holding company and includes audit related fees, corporate-related legal fees, consulting fees, and compensation expense. Other expenses, net, for the three months ended September 30, 2007 include $0.7 million in compensation expense, compared to $3.4 million in the three months ended September 30, 2006.

Interest Expense.  We incurred interest expense related to our debt obligations of $9.4 million and $9.6 million for the three months ended September 30, 2007 and 2006, respectively. The lower amount of interest expense in 2007 primarily results from the full conversion, on May 1, 2007, of our Convertible Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the three months ended September 30, 2007 increased by $27.8 million, to $59.3 million, compared to $31.5 million for the three months ended September 30, 2006, resulting from decreased pre-tax income. Our effective tax rates were 34.2% and 34.4% for the three months ended September 30, 2007 and 2006, respectively.

Preferred Dividends.  We recorded preferred dividends related to our series A and series B non-cumulative perpetual preferred shares of $2.1 million for each of the three month periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources

Our shareholders’ equity increased by $329.8 million, or 15.8%, to $2,413.4 million as of September 30, 2007, from $2,083.6 million as of December 31, 2006. The net increase as of September 30, 2007 compared to December 31, 2006 was primarily attributable to net income of $350.5 million, other comprehensive income of $44.4 million and an increase to paid-in capital of $25.8 million resulting from the conversion of debt into our common shares. Offsetting these increases were dividends on preferred and common shares of $19.7 million and the repurchase of $66.8 million of our common shares, under the repurchase program. Our book value per common share was $32.91 as of September 30, 2007, representing an increase of $4.99, or 17.9%, from our book value per share of $27.92 as of December 31, 2006.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, which is used in the book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their return on equity calculation.

	As of	As of
	September 30,	December 31,
	2007	2006
	(In millions, except share
	and per share amounts)

Total shareholders’ equity	$2,413.4	$2,083.6
Less: shareholders’ equity related to preferred stock	97.5	97.5

Total common shareholders’ equity	$2,315.9	$1,986.1

Common shares outstanding	70,363,328	71,140,948

Book value per common share	$32.91	$27.92

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2007, Odyssey America can pay dividends to the holding company of $561.7 million without prior regulatory approval. During the nine months ended September 30, 2007 and 2006, respectively, the holding company received dividends of $125.0 million and $60.0 million from Odyssey America. Holding company cash and cash equivalents equaled $90.3 million as of September 30, 2007, as compared to $58.8 million as of December 31, 2006.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.3 billion during 2007. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of September 30, 2007, our operating subsidiaries maintained cash and cash equivalents of $1,327.7 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 90.1% of our total reinsurance recoverables as of September 30, 2007, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of September 30, 2007, net of the reserve for uncollectible paid and unpaid reinsurance, which is established based on an evaluation of each reinsurer or retrocessionaire and historical experience, is $74.1 million, of which $18.0 million is collateralized and the remaining $56.1 million is with highly rated companies. The top ten reinsurers measured on total reinsurance recoverables represent $53.4 million, or 72.1% of the total paid loss recoverable. The remaining $20.7 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $3.5 million net of the reserve on uncollectible reinsurance. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.

Cash provided by operations was $184.6 million for the nine months ended September 30, 2007, compared to $624.4 million for the nine months ended September 30, 2006. This reflects a decrease in cash provided by operations of $439.8 million, or 70.4%, over the corresponding period of 2006. During the nine months ended September 30, 2006, we received $78.0 million from nSpire Re related to the 1995 Stop Loss Agreement and $37.5 million related to the commutation of a reinsurance agreement. We paid income taxes of $148.9 million and $25.9 million during the nine months ended September 30, 2007 and 2006, respectively. Cash provided by operations for the three months ended September 30, 2007 was $41.9 million, compared to $281.7 million for the three months ended September 30, 2006. This reflects a decrease in cash provided by operations of $239.8 million, or 85.1%, compared to the corresponding period in 2006. Lower underwriting cash flows, combined with higher income tax payments for the three months ended September 30, 2007, contributed to the decrease compared to the corresponding 2006 period.

Total investments and cash amounted to $7.8 billion as of September 30, 2007, an increase of $712.4 million compared to December 31, 2006. Our average invested assets were $7.4 billion for the nine months ended September 30, 2007, as compared to $6.4 billion for the nine months ended September 30, 2006. Cash and short-term investments, excluding our cash collateral, represented 21.7% and 30.9% of our total investments and cash as of September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, we redeployed a portion of our cash into intermediate term government fixed income securities. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Total fixed income securities were $4.6 billion as of September 30, 2007, compared to $3.5 billion as of December 31, 2006. 92% of our fixed income portfolio is rated “AAA”, with a minimal amount of securities rated below investment grade. The duration of our investment portfolio, including cash and cash equivalents, was 4.6 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the amount of cash and cash equivalents maintained within our portfolio and our cash provided by operations.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), due December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, with the first interest payment having been made on March 15, 2007. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the nine months ended September 30, 2007, the annual interest rate on the Series C Notes was 7.88%.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering of $99.3 million, after fees and expenses, were used for general corporate purposes, including a capital contribution to Odyssey America. The debentures were sold in two tranches, $50.0 million of series A, due March 15, 2021 (the “Series A Notes”) and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us in 2009 at their par value, plus accrued and unpaid interest. For the nine months ended September 30, 2007, the annual interest rate on each series of debentures was 7.58%, compared to annual interest rate of 7.32% for the corresponding 2006 period.

In June 2002, we issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable at our option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of our common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions included our common stock trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, we were permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of our common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, resulting in a decrease to Convertible Notes and a corresponding increase to shareholders’ equity of $40.1 million. In March 2007, we announced that we had called for the redemption of the remaining $22.5 million principal value of our outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, we issued 1,056,107 shares of our common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remained outstanding as of such date.

For a discussion of our other debt obligations, see Note 7 to our consolidated financial statements included in this form 10-Q.

We participate in Lloyd’s through our 100% ownership of Newline, through which we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $200.2 million as of September 30, 2007 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes

8.1% held by us. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our liquidity and capital resources. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of September 30, 2007, Odyssey America continues to have a par value of $88.0 million, or approximately £43.2 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of September 30, 2007 is $113.9 million, or approximately £55.9 million equivalent. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

On July 13, 2007, we entered into a $200.0 million credit facility with Wachovia Bank National Association, Keybank National Association and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by us, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits us to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support our insurance and reinsurance business. As of September 30, 2007, there was $55.0 million outstanding under the Credit Agreement, all of which was in support of letters of credit.

On June 15, 2007, our Board of Directors authorized a share repurchase program. Under the program, effective as of such date, we may repurchase shares of our common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200 million. Shares repurchased under the program will be cancelled. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the nine and three months ended September 30, 2007, we repurchased and retired 1,866,589 shares of our common stock, at a cost of $66.8 million. Subsequent to September 30, 2007 through November 2, 2007, we repurchased and retired 561,000 shares under the repurchase program, at a cost of $20.0 million, bringing the total shares repurchased under the repurchase program to 2,427,589 shares and a total cost of $86.8 million.

On August 27, 2007, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share. The dividend was paid on September 28, 2007 to all common shareholders of record as of September 14, 2007, resulting in an aggregate dividend payment of $4.4 million.

On August 27, 2007, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative series A preferred shares and $0.538125 per share (equal to 8.610% per annum) on our floating rate series B preferred shares. Total dividends of $2.1 million were paid on October 19, 2007 to series A and series B preferred shareholders of record on September 30, 2007.

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

Accounting Pronouncements

On January 1, 2007, we adopted Statement of Financial Accounting Standard (“SFAS”) 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard established a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by us under SFAS 133. As a result of the adoption of SFAS 155 on January 1, 2007, we no longer bifurcate the embedded derivatives included in certain fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments are recorded as realized investment gains and losses in our consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adoption, we recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007.

On January 1, 2007, we adopted FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material impact on our results of operations or financial position.

We elected to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of September 30, 2007, we have not recorded any interest or penalties. We file income tax returns with various federal, state, and foreign jurisdictions. Our U.S. federal income tax returns for 1999 through 2006 remain open for examination and the Internal Revenue Service is currently examining our 2003 and 2004 returns. Income tax returns filed with various state and foreign jurisdictions remain open to examination.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to define existing fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 will be effective for us beginning in the first quarter of 2008. We are currently evaluating the impact of the adoption of SFAS 157, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 will be effective for us beginning in the first quarter of 2008. We are evaluating the impact of the adoption of SFAS 159, if any, on our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1 (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investments Companies,” to assist entities in determining if the guidance of the AICPA Audit and Accounting Guide for Investment Companies should be followed and whether the industry accounting should be utilized by parent companies and other investees that exercise significant influence over the investment company. SOP 07-1 requires extensive disclosures, if the entity falls under the definition of an investment company, or the entity is a parent or equity method investor that owns an investment that falls within the scope of investment company accounting. We anticipate that the adoption of SOP 07-1 will not have a material effect on our consolidated financial position or results of operations. SOP 07-1 will require us to make additional disclosures regarding certain investments. On October 17, 2007, the effective date of SOP 07-1 was indefinitely deferred, as it will be further reviewed by the FASB.

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

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment portfolio. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of September 30, 2007, our total investments and cash of $7.8 billion includes $4.6 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

The table below displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of September 30, 2007 and December 31, 2006, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of September 30, 2007			As of December 31, 2006
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
	(In millions)

200 basis point rise	$4,078.7	$(492.6)	(10.8)%	$3,026.3	$(475.3)	(13.6)%
100 basis point rise	4,307.3	(264.0)	(5.8)	3,246.2	(255.4)	(7.3)
Base Scenario	4,571.3	—	—	3,501.6	—	—
100 basis point decline	4,882.6	311.3	6.8	3,805.9	304.3	8.7
200 basis point decline	5,235.6	664.3	14.5	4,156.7	655.1	18.7

The preceding table indicates an asymmetric market value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent approximately 4% of the fair value of the total fixed income portfolio as of both September 30, 2007 and December 31, 2006. The asymmetric fair value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting fair value loss) but to hold these bonds to their longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher fair values in that environment).

As of September 30, 2007, we had net unrealized gains of $56.9 million, consisting of gross unrealized appreciation of $182.8 million, which is offset by gross unrealized depreciation of $125.9 million.

We purchase interest rate options from time to time to protect us from movements in interest rates. During the first quarter of 2006, we purchased a 20-year swaption contract with a notional amount of $550.0 million, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. The swaption gave us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract of $550.0 million. The cost of the swaption was $9.6 million. Upon its expiration during the third quarter of 2006, this contract was closed, and not replaced, for consideration of $8.2 million, resulting in a realized loss of $1.4 million.

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

As of September 30, 2007 and December 31, 2006, 95.9% and 89.5%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 4.1% and 10.5%, respectively, rated below investment grade.

We have purchased credit default swaps, which are included in other invested assets, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $97.4 million and $75.6 million, and the fair value was $129.6 million and $13.5 million, as of September 30, 2007 and December 31, 2006, respectively. The notional amount of credit default swaps was $5.1 billion and $3.5 billion as of September 30, 2007 and December 31, 2006, respectively. The net change in the fair value of the credit default swaps resulted in a net realized gain of $100.5 million and a net realized loss of $17.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Equity Price Risk

In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps, which had aggregate notional amounts of $619.5 million as of September 30, 2007 and $581.4 million as of December 31, 2006. The margin maintenance requirement related to the total return swaps was $113.3 million and $10.5 million as of September 30, 2007 and December 31, 2006, respectively. The swap transactions terminate during 2007. As of September 30, 2007 and December 31, 2006, we have provided $121.4 million and $52.1 million, respectively, of U.S. Treasury securities as collateral for the swap transactions. The swap transactions are recorded at fair value of $3.0 million and $0.6 million in other invested assets and other liabilities as of September 30, 2007 and December 31, 2006, respectively, and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the nine months ended September 30, 2007 and 2006, the net change in the fair value of the swap transactions resulted in a net realized loss of $34.5 million and $38.1 million, respectively.

In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $2.1 million and $9.4 million, with a strike price of approximately 116.3% and 99.8% of the notional amount of the swap transactions as of September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, call options, with a notional amount of $914.8 million, expired at a realized loss of $1.1 million. These call options were replaced with call options purchased for $13.7 million and having a notional amount of $1,054.9 million. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The maximum potential loss on the swap and call options transactions is $101.2 million and $0.9 million as of September 30, 2007 and December 31, 2006, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the nine months ended September 30, 2007 and 2006, the net change in the fair value of these call options resulted in a net realized loss of $2.6 million and $8.1 million, respectively.

In addition, as of September 30, 2007 and December 31, 2006, we had short positions of $94.6 million and $115.3 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $90.9 million and $119.8 million, respectively. Net realized gains of $37.7 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively, were recognized in our consolidated statements of operations. As of September 30, 2007 and December 31, 2006, we provided cash and fixed income securities of $204.3 million and $208.6 million, respectively, as collateral for the borrowed securities.

In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $0.2 million. The call option is recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the nine months ended September 30, 2007 and 2006, the net change in the fair value of the call option resulted in a net realized gain of $0.2 million and a net realized loss of $0.6 million, respectively.

As of September 30, 2007 and December 31, 2006, 12.9% and 12.5%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 11.2% and 10.6% as of September 30, 2007 and December 31, 2006, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in fair value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $87.3 million and $75.3 million as of September 30, 2007 and December 31, 2006, respectively, in the fair value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in fair value in the event of a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of September 30, 2007 and December 31, 2006, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $2.3 billion and $1.5 billion at each period end, or 29.4% and 21.1%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 13.0% and 5.9% of our total investments and cash as of September 30, 2007 and December 31, 2006, respectively, from German securities denominated in the Euro, which represented 8.0% and 7.0%, of our total investments and cash as of September 30, 2007 and December 31, 2006, respectively, and from securities denominated in the Canadian dollar, which represented 4.1% and 4.7% of our total investments and cash as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $228.4 million decline in the fair value of our total investments and cash, before taxes.

Investment Impairment Risk

We review our investment portfolio on a quarterly basis for declines in value, and specifically consider securities, the fair values of which have declined to less than 80% of their amortized cost at the time of review. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.

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

Based on our review, we have recognized other-than-temporary impairment losses of $40.9 million and $11.0 million for the nine months ended September 30, 2007 and 2006, respectively.

The following table reflects the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2007 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$1,287.9	$(87.5)	17	$1,287.9	$(87.5)	17
States, municipalities and political subdivisions	56.6	(0.5)	11	46.4	(0.6)	6	103.0	(1.1)	17
Foreign governments	765.5	(8.0)	12	109.8	(1.7)	5	875.3	(9.7)	17
All other corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	822.1	(8.5)	23	1,444.6	(89.8)	29	2,266.7	(98.3)	52

Fixed income securities non-investment grade, corporate	21.4	(4.4)	5	—	—	—	21.4	(4.4)	5

Total fixed income securities	843.5	(12.9)	28	1,444.6	(89.8)	29	2,288.1	(102.7)	57
Preferred stocks, at fair value	1.4	—	1	—	—	—	1.4	—	1
Common stocks, at fair value	233.8	(21.2)	6	—	—	—	233.8	(21.2)	6

Total temporarily impaired securities	$1,078.7	$(34.1)	35	$1,444.6	$(89.8)	29	$2,523.3	$(123.9)	64

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

On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our chief financial officer prior to March 2005 have each received a subpoena relating to the above matters. This inquiry is ongoing, and we are cooperating fully in addressing our obligations regarding this matter. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. No assurance can be made that we will not be subject to further requests or other regulatory proceedings of a similar kind.

Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested payment of approximately $30.0 million, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contended, were reinsured under the Treaties. Odyssey America rejected Gulf’s request, contending that (i) Gulf breached its duty to Odyssey America when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement was not covered under the terms of the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. On August 31, 2007, the Company announced that Odyssey America and Gulf had reached an out-of-court settlement regarding the litigation, including the full and final commutation of the Treaties, and the parties entered into a confidential settlement and release agreement in September 2007. The expenses recognized by the Company in connection with the settlement of this matter for the nine months and the three months ended September 30, 2007 were less than the Company’s previously disclosed estimates, and are not material to the financial condition of the Company, taken as a whole.

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

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth purchases made by us of our common shares during the three months ended September 30, 2007.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program(1)
				(In thousands)

July 1 — July 31, 2007	—	$—	—	$200,000
August 1 — August 31, 2007	808,000	35.71	808,000	171,147
September 1 — September 30, 2007	1,058,589	35.85	1,058,589	133,193

Total	1,866,589	$35.79	1,866,589

(1)	The Odyssey Re Holdings Corp. share repurchase program was publicly announced on June 15, 2007. It is effective as of such date and expires two years following such date. Under the program, we are authorized to repurchase up to $200.0 million of our common shares from time to time, in the open market.

From time to time, we make open market repurchases of our common shares, as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. No such purchases were made during the three months ended September 30, 2007, and as of September 30, 2007, we held 91,798 common shares in treasury to support such grants and exercises.

Subsequent to September 30, 2007 through November 2, 2007, we repurchased and retired 561,000 shares of our common stock at a cost of $20.0 million, bringing the total shares repurchased under the repurchase program to 2,427,589 shares with a total cost of $86.8 million.

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

Odyssey Re Holdings Corp.

Date: November 7, 2007	By:	/s/ Andrew A. Barnard
Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ R. Scott Donovan
Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer