Form 10-K/A
period 2006-12-31
ODYSSEY RE HOLDINGS CORP
filed 2008-02-28
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1 to Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 1-16535
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Odyssey Re Holdings Corp.
300 First Stamford Place
Stamford, Connecticut	06902
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 977-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
8.125% Series A Preferred Stock	New York Stock Exchange
Floating Rate Series B Preferred Stock	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.     Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.      ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant held on April 25, 2007 are incorporated by reference in Part III of this Form 10-K/A.

Amendment No. 1
Explanatory Note
     Odyssey Re Holdings Corp. (the “Company”) is filing Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2006 to include the audited financial statements of HWIC Asia Fund at August 16, 2006 and for the period from January 1, 2006 to August 16, 2006 and the unaudited financial statements of HWIC Asia Fund for the year ended December 31, 2005, in accordance with Rule 3-09 of Regulation S-X. Item 15, Exhibits and Financial Statement Schedules, is being amended to include reference to HWIC Asia Fund’s financial statements, and certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and an auditors’ consent are filed herewith. No other portions of the 10-K are being amended.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The financial statements and schedules listed below are filed as a part of this report. Schedules not included in the index have been omitted because they are not applicable.
Financial Statements and Schedules
Index to Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	+
Consolidated Balance Sheets as of December 31, 2006 and 2005	+
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	+
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	+
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	+
Notes to Consolidated Financial Statements	+
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	+
Schedules:
I. Summary of Investments — Other than Investments in Related Parties as of December 31, 2006	+
II. Condensed Financial Information of Registrant as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	+
III. Supplementary Insurance Information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004	+
IV. Reinsurance for the years ended December 31, 2006, 2005 and 2004	+
VI. Supplementary Information (for Property-Casualty Insurance Underwriters) as of December 31, 2006, 2005, 2004 and for the years ended December 31, 2006, 2005 and 2004	+

Audited Financial Statements of HWIC Asia Fund at August 16, 2006 and for the period from January 1, 2006 to August 16, 2006	*
Unaudited Financial Statements of HWIC Asia Fund for the year ended December 31, 2005	*

+	Previously filed.

*	Filed Herewith.

Exhibits
The exhibits listed on the accompanying Exhibits Index are filed as a part of this Report.

3

HWIC ASIA FUND
FINANCIAL STATEMENTS
FOR THE PERIOD
FROM 1 JANUARY 2006
TO 16 AUGUST 2006

HWIC ASIA FUND
FINANCIAL STATEMENTS
FOR THE PERIOD ENDED 16 AUGUST 2006

February 25, 2008
Independent Auditors’ Report
To the Directors and
Unitholders of HWIC
Asia Fund
In our opinion, the accompanying statement of assets and liabilities, the related statements of operations and changes in net assets and the financial highlights present fairly, in all material respects, the financial position of HWIC Asia Fund (the fund) at August 16, 2006 and the results of its operations, the changes in its net assets and the financial highlights for the period from January 1, 2006 to August 16, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as financial statements) are the responsibility of the fund’s directors; our responsibility is to express an opinion based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/  PricewaterhouseCoopers LLP
Chartered Accountants, Licensed Public Accountants

HWIC ASIA FUND
STATEMENT OF ASSETS AND LIABILITIES — 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E	COMPANY*
	16 August	16 August	16 August	16 August	16 August	16 August
	2006	2006	2006	2006	2006	2006
	USD	USD	USD	USD	USD	USD
ASSETS
Cash at bank	96,146,397	67,098	2,989,326	11,862	2,725,186	101,939,869
Investments (Cost — USD 22,357,366 (Note 3)	25,320,205	—	24,318,294	—	—	49,638,499
Margin accounts (Note 4)	—	—	—	—	—
Accounts receivable	192,530	—	1,165	20,032	175	209,994
Unpaid management shares	—	—	—	—	—	100

TOTAL ASSETS	121,659,132	67,098	27,308,785	31,894	2,725,361	151,788,462

LIABILITIES
Accounts payable	801	63,512	1,522	2,362	5,343	69,632
Redemptions payable	48,059,161	—	—	—	—	48,059,161
Accrued expenses	8,777	—	10,874	2,374	4,776	26,801
Tax liabilities (Note 5)	277,758	3,586	41,596	27,158	1,515	351,613

TOTAL LIABILITIES	48,346,497	67,098	53,992	31,894	11,634	48,507,207

NET ASSETS	73,312,635	—	27,254,793	—	2,713,727	103,281,255

NET ASSETS REPRESENTED BY
Stated capital (unlimited number of shares of beneficial interest without par value authorised) (Note 6)	30,191,067	—	5,152,039	—	1,600,000	36,943,106
Redemption reserve	(534,599,249)	(8,579,769)	—	(12,864,740)	—	(556,043,758)
Management shares	—	—	—	—	—	100
Accumulated net investment gain	32,238,048	345,317	2,562,437	1,314,097	29,831	36,489,730
Accumulated net realised gain on investments	529,538,232	8,234,452	6,798,339	11,550,643	1,083,896	557,205,562
Accumulated net unrealised appreciation on investments	14,539,155	—	12,741,978	—	—	27,281,133
Gain on futures contracts	3,730,036	—	—	—	—	3,730,036
Realised loss on share swap transaction	(2,324,654)	—	—	—	—	(2,324,654)

TOTAL NET ASSETS APPLICABLE TO OUTSTANDING SHARES OF BENEFICIAL INTEREST	73,312,635	—	27,254,793	—	2,713,727	103,281,255

Number of shares (Note 6)	1,009,377	—	1,125,237	—	160,000

Net asset value per participating share	72.63	N/A	24.22	N/A	16.96

*	certain balances attributable to the company are not allocated to the Classes
Approved by the Board on 27 February 2008
and signed on its behalf by:
DIRECTORS

/s/ Couldip Basanta Lala Couldip Basanta Lala	/s/ Dev Joory Dev Joory

The notes on pages 7 to 20 form an integral part of these financial statements.	3

HWIC ASIA FUND
STATEMENT OF OPERATIONS — PERIOD ENDED 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E	Company
	16 August	16 August	16 August	16 August	16 August	16 August
	2006	2006	2006	2006	2006	2006
	USD	USD	USD	USD	USD	USD
INVESTMENT INCOME
Dividends	1,424,121	—	492,828	—	29,768	1,946,717
Interest	3,011,718	18,770	61,369	11,251	14,168	3,117,276

TOTAL INVESTMENT INCOME (NET OF FOREIGN TAXES WITHHELD AT SOURCE WHICH AMOUNTED TO: CLASS A — Nil and CLASS C — USD 77,903)	4,435,839	18,770	554,197	11,251	43,936	5,063,993

EXPENSES
Investment fees (Note 2)	849,030	—	39,250	19,976	6,515	914,771
Custodian fees (Note 2)	177,707	1,681	16,193	6,870	2,879	205,330
Consultancy Fee	5,000	—	—	—	—	5,000
Advisory fee	2,000	2,000	—	—	—	4,000
Security Deposits written off	778	78	—	—	—	856
General administrative expenses	30,574	501	11,203	8,689	11,354	62,321
HSBC Brokerage fee	78,530	—	—	—	—	78,530
Bank charges	5,914	250	364	314	240	7,082
Licence fee	294	—	293	294	294	1,175
Audit fee	4,228	—	4,228	2,374	2,255	13,085
ICICI transaction fees	19,827	—	—	—	—	19,827
Professional fees	—	650	—	—	—	650
SEBI fees	5,000	—	—	—	—	5,000

TOTAL EXPENSES	1,178,882	5,160	71,531	38,517	23,537	1,317,627

NET INVESTMENT INCOME/(LOSS) BEFORE TAX	3,256,957	13,610	482,666	(27,266)	20,399	3,746,366
Tax (Note 5)	—	—	(12,635)	—	—	(12,635)

NET INVESTMENT INCOME/(LOSS) AFTER TAX	3,256,957	13,610	470,031	(27,266)	20,399	3,733,731

REALISED AND UNREALISED GAIN/(LOSS) ON INVESTMENTS

Net realised gain/(loss) on investment transactions:
Proceeds from sales	710,663,115	10,352,434	—	17,299,937	2,615,055	740,930,541
Cost of investments sold	(338,348,489)	(2,117,982)	—	(13,612,739)	(1,531,159)	(355,610,369)

Net realised gain on investment transactions	372,314,626	8,234,452	—	3,687,198	1,083,896	385,320,172

Net change in unrealised appreciation/ (depreciation) on investments:
Beginning of period	319,061,716	7,719,768	10,005,002	1,914,738	875,556	339,576,780
End of period	14,539,154	—	12,741,978	—	—	27,281,132

Net change in unrealised appreciation/ (depreciation) on Investments	(304,522,562)	(7,719,768)	2,736,976	(1,914,738)	(875,556)	(312,295,648)

(Loss)/gain on futures contracts	(667,429)	—	—	—	—	(667,429)
(Loss)/gain on foreign currency translation	(2,765,461)	(25,822)	108,752	( 9,612	(5,906)	(2,698,049)

Net realised and unrealised gain (loss) on investments and foreign currency	64,359,174	488,862	2,845,728	1,762,848	202,434	69,659,046

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	67,616,131	502,472	3,315,759	1,735,582	222,833	73,392,777

The notes on pages 7 to 20 form an integral part of these financial statements.	4

HWIC ASIA FUND
STATEMENT OF CHANGES IN NET ASSETS — PERIOD ENDED 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E	Company
	16 August	16 August	16 August	16 August	16 August	16 August
	2006	2006	2006	2006	2006	2006
	USD	USD	USD	USD	USD	USD
OPERATIONS:
Net investment income/(loss), after Tax	3,256,957	13,610	470,031	(27,266)	20,399	3,733,731
Net realised gain on investment transactions	372,314,626	8,234,452	—	3,687,198	1,083,896	385,320,172
Net change in unrealised appreciation/ (depreciation) on investments	(304,522,562)	(7,719,768)	2,736,976	(1,914,738)	(875,556)	(312,295,648)
Realised (loss)/gain on futures contracts	(667,429)	—	—	—	—	(667,429)
(Loss)/gain on foreign currency translation	(2,765,461)	(25,822)	108,752	(9,612)	(5,906)	(2,698,049)

Net increase/(decrease) in net assets resulting from operations	67,616,131	502,472	3,315,759	1,735,582	222,833	73,392,777

CAPITAL TRANSACTIONS:

Redemption of participating shares	(678,713,707)	(10,599,754)	—	(17,727,935)	—	(707,041,396)

Decrease in net assets from capital share transactions	(678,713,707)	(10,599,754)	—	(17,727,935)	—	(707,041,396)

Total (decrease)/increase in net assets	(611,097,576)	(10,097,282)	3,315,759	(15,992,353)	222,833	(633,648,619)
NET ASSETS:
At beginning of period	684,410,211	10,097,282	23,939,034	15,992,353	2,490,894	736,929,874

At end of period	73,312,635	—	27,254,793	—	2,713,727	103,281,255

The notes on pages 7 to 20 form an integral part of these financial statements.	5

HWIC ASIA FUND
FINANCIAL HIGHLIGHTS
FOR THE PERIOD ENDED 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E
	2006	2006	2006	2006	2006
PER SHARE OPERATING PERFORMANCE
Net asset value at beginning of period	63.93	49.99	21.27	15.16	15.57

Income from Investment Operations:
Net investment income (loss)	0.45	0.07	0.43	(0.03)	0.13
Net realised and unrealised gain/(loss) on investments and foreign currency	8.25	2.10	2.53	1.69	1.26
Provision for income tax	—	—	(0.01)	—	—

Total from Investment Operations	8.70	2.17	2.95	1.66	1.39

Net asset value at end of period	72.63	52.16 (a)	24.22	16.82 (a)	16.96

RATIOS AND SUPPLEMENTAL DATA:
Net assets at end of period (millions)	73.31	n/a	27.25	n/a	2.71
Ratio of expenses to average net assets(b)	0.41%	0.12%	0.47%	0.58%	1.31%
Ratio of net investment income/(loss) to average net assets(b)	1.13%	0.32%	3.07%	(0.41%)	1.14%
Total return	13.61%	4.34%	13.85%	10.85%	8.92%

(a)	Represents net asset value immediately prior to final redemption.

(b)	The ratios of net investment income/(loss) to average net assets and of operating expenses to average net assets are annualized and calculated for each Class of shares of the Company. Average net assets are based on the quarterly net assets. Total return is calculated for each Class of shares of the Company and reflects the ratio of the change in net assets resulting from operations.

The notes on pages 7 to 20 form an integral part of these financial statements.	6

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006
1 ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES
HWIC Asia Fund (the “Company”) was incorporated in Mauritius on January 20, 2000 as a public company limited by shares and holds a Category 1 Global Business Licence issued by the Financial Services Commission on December 5, 2005. The Company’s registered office is IFS Court, TwentyEight, Cybercity, Ebene, Mauritius.
The Company is a multi-class investment company and its objective is long-term capital appreciation through investment primarily in securities of Asian companies. The Company currently invests through Class A, Class B, Class D and Class E in India and in Thailand through Class C. Through Class A, the Company also invests in another collective investment scheme, which is incorporated as a Category 1 Global Business company in Mauritius and which invests in India.
The Company maintains a separate portfolio of assets and liabilities for each Class. In addition, all custodial, banking and registrar transactions, fees of the functionaries and expenses, where appropriate, are kept separate for each Class. All other expenses, which cannot be allocated to each Class, are apportioned equally among the Classes.
The financial year of the Company ends annually on December 31. These financial statements, which are as August 16, 2006 and for the period from January 01, 2006 to August 16, 2006, have been prepared at the request of one of the Company’s shareholders.
Future Accounting Changes
Effective January 1, 2007 the Company will adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (''FIN 48’’), as required. FIN 48 requires Hamblin Watsa Investment Counsel Ltd (“Investment Manager”) to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce net assets. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to net assets as of January 1, 2007.
Based on its current analysis, the Investment Manager does not believe that the adoption of FIN 48 will have a material impact to net assets. However, the Investment Manager’s conclusions regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance expected from the FASB, and on-going analyses of tax laws, regulations and interpretations thereof.
Use of Estimates
The financial statements have been prepared in accordance with and comply with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions, actual results ultimately may differ from those estimates.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
1 ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
A summary of the more important accounting policies, which have been applied consistently, is set out below.
Significant Accounting Policies
Investments
All purchases and sales of investments are recognised on the trade date, which is the date that the Company commits to purchase or sell the asset. Cost of purchase includes transaction cost. Investments are subsequently carried at fair value. Fair values for quoted equity instruments are based on quoted bid prices at period-end. In the absence of bid prices, the last meaningful trading prices at period-end are used. Fair values for investments held in unquoted funds are based on the Net Asset Value (NAV) per share at period-end.
Gains and losses arising from changes in the fair value of investments are included in the statement of operations in the period in which they arise. When the financial assets are disposed of or are impaired, the related fair value gains or losses are included in the statement of operations.
Foreign currency translation
(i) Functional and presentation currency
Items included in the financial statements of the Company are measured using the currency of the economic environment of the investors (the “functional currency”). The financial statements of the Company are presented in United States Dollars (“USD”), which is the functional currency of the Company.
Management has determined the functional currency of the Company to be USD. In making this judgment, management evaluates among other factors, the regulatory and competitive environment, the denomination of subscription/redemption and the fee structure as well as the economic environment in which the financial assets are invested of the Company and in particular, the economic environment of the investors.
(ii) Transactions and balances
Foreign currency transactions are translated into USD using the exchange rates prevailing at the dates of transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognised in the Statement of Operations.
Cash and cash equivalents
Cash comprises cash at bank.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
1 ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Derivative financial instruments
Derivative financial instruments comprise futures contracts. Derivatives are initially recognised at fair value on the date on which the contract is entered into and are subsequently re-measured at their fair value. Fair values are based on quoted market prices in active markets. All derivatives are carried in assets when fair value is positive, and as liabilities when amounts are payable by the Company.
The best evidence of the fair value of a derivative at initial recognition is the transaction price (i.e., the fair value of the consideration given or received). Subsequent changes in the fair value of any derivative instrument are included in the Statement of Operations.
Investment income
Dividend income and other distributions are recognised on the ex-dividend date and interest income on the accrual basis.
Related Parties
Related parties are individuals and companies where the individual or company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
2 INVESTMENT MANAGER, ADMINISTRATORS, BROKERS, CUSTODIANS AND DIRECTORS
Investment Manager and Investment Administrator
The Company has entered into an Investment Agreement with Hamblin Watsa Investment Counsel Ltd (the “Investment Manager”) of 95 Wellington Street West, Suite 802, Toronto, Ontario M5J 2N7 and Fairfax Financial Holdings Limited (the “Investment Administrator”) of 95 Wellington Street West, Suite 800, Toronto, Ontario, M5J 2N7.
Investment fee
Investment fee is payable at the end of each calendar quarter and is equal in aggregate annual rate of 0.30% of the average market value of the Company at the close of business for the three preceding months. All fees are payable to the Investment Administrator and the latter reimburses the Investment Manager for its investment management services.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
2 INVESTMENT MANAGER, ADMINISTRATORS, BROKERS, CUSTODIANS AND DIRECTORS (Continued)
Brokers
During the period under review, the Company transacted with HSBC Securities and Capital Markets (India) Private Ltd, Kotak Securities, JM Morgan Stanley Securities Private Limited, DSP Merrill Lynch Limited, ICICI Brokerage Services Limited and CLSA India Ltd.
Administrator
International Financial Services Limited has been appointed to provide various administrative services to the Company. With effect from September 2, 2004, the Administrator is entitled to a fee of USD 21,750 for each quarter payable in arrears. The directors have apportioned the fee among the classes as follows: Class A — USD 9,000, Class B — USD 1,000, Class C — USD 3,750, Class D — USD 4,000 and Class E — USD 4,000. However, the Administrator agreed on June 28, 2006 that no administration fees would be charged to Class B and Class D until they are re-activated.
Custodians
INDIA
Deutsche Bank AG, Mumbai acts as the Indian Custodian with effect from January 26, 2000.
Fees and charges
Deutsche Bank AG, Mumbai fees are as follows:
(i)	portfolio fee of 0.08% from January 2006 to August 2006 and 0.05% with effect from September 2006 p.a.of market value of Indian securities in dematerialised form payable monthly in arrears;

(ii)	transaction fee of USD 80 from January 2006 to August 2006 and USD 50 with effect from September 2006 per receipt/delivery for secondary market and primary market transactions, including IPOs rights etc;

(iii)	proxy services of USD 150 + invoiced charges
Deutsche Bank AG, Mumbai will also be entitled to all out of pocket and third party expenses, which are billed as and when incurred. These expenses include all communication costs and local duties.
ICICI Bank Limited acts as custodian for the futures contracts held by the Company.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
2 INVESTMENT MANAGER, ADMINISTRATORS, BROKERS, CUSTODIANS AND DIRECTORS (Continued)
Fees and charges
Clearing charges of 0.01% of the value of trade for equity derivatives is payable by the Company to ICICI Bank Limited on a monthly basis.
ICICI Bank Limited will also be entitled to charge all service tax, other statutory levies and out-of-pocket incurred for the Company.
Deutsche Bank AG, Bangkok acts as the Thai Custodian with effect from April 19, 2002.
Fees and charges
Deutsche Bank AG, Bangkok fees are as follows:
(i)	portfolio fee of 0.08% p.a.; and

(ii)	transaction fee of USD 60 billed on a per receipt/per delivery basis.
The above fees are inclusive of registration services and corporate action services. Portfolio fees are payable monthly on month-end valuation. Remittances related to securities will be waived. Clean cash payments will be subject to normal bank charges.
The Thai Custodian will also be entitled to charge all out-of-pocket and any third party expenses including communication costs and local duties and fees. Additional charges and fees may apply to any special services and reports requested of the Custodian by the Company.
SINGAPORE
Deutsche Bank AG, Singapore acts as Custodian for the Company with effect from 28 March 2005 and held the ICICI Bank ADRs.
Fees and charges
Deutsche Bank AG, Singapore fees are as follows:
•	Custody fees will be calculated on a monthly basis, based on the value of securities under custody as at each month end.

•	Transaction fees will be calculated on a monthly basis, based on the number of transactions advised to the Custodian in each month.

•	All other fees must be agreed between both parties prior to payment/debit.

•	Out of pocket expense such as, but not limited to registration fees and scrip fees, will be advised by the Custodian on a month monthly basis in the form of a month end summary.
Directors
All directors have agreed to waive their entitlement to director’s fees

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
3 INVESTMENTS

	Class A	Class B	Class C	Class D	Class E	Company
	16 August 2006	16 August 2006	16 August 2006	16 August 2006	16 August 2006	2006
	USD	USD	USD	USD	USD	USD
At January 01, 2006	665,984,497	9,837,750	20,588,974	15,527,477	2,406,715	714,345,413
Additions	2,206,759	—	992,344	—		3,199,103
Disposals	(338,348,489)	(2,117,982)	—	(13,612,739)	(1,531,159)	(355,610,369)
Net change in unrealised Appreciation	(304,522,562)	(7,719,768)	2,736,976	(1,914,738)	(875,556)	(312,295,648)

At August 16, 2006 USD	25,320,205	—	24,318,294	—	—	49,638,499

Associated risk
The Company’s investment activities expose it to various types of risks, which are associated with financial instruments and markets in which it invests. The following is a summary of the main risks:
Currency risk
The Company invests in securities denominated in Indian rupees and Thai Baht. Consequently, the Company is exposed to risks that the exchange rate of the US dollar relative to the Indian rupee and Thai Baht may change in a manner which has an adverse effect on the reported value of that portion of the Company’s assets which are denominated in Indian rupees and Thai Baht.
Concentration risk
At August 16, 2006, a significant portion of the Company’s net assets consists of Indian and Thai securities which involve certain considerations and risks not typically associated with investments in other more developed markets. In addition to its smaller size, lesser liquidity and greater volatility, the Indian and Thai securities market is less developed and there is often substantially less publicly available information about Indian and Thai issuers than there is in developed markets. Future economic and political developments in India and Thailand could adversely affect the liquidity or value, or both, of securities in which the Company has invested. In addition, the Company’s ability to hedge its currency risk is limited and accordingly, the Company may be exposed to currency devaluation and other exchange rate fluctuations.
Liquidity risk
The Company maintains sufficient cash and marketable securities, and manages liquidity risk through its ability to close out market positions.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
3 INVESTMENTS (Continued)
List of investments
India — Class A and Class C
Analysis of Indian securities portfolio:

	Number of	Market
Class A	shares	value	% of	% of the
Quoted — INR	16 August 2006	16 August 2006	net assets	Company’s
		USD	of the class	net assets
Cholamandalam Investment and Finance Ltd	37,125	117,636	0.10	0.08
Gujurat State Petronet Limited	—	—	—	—
GVK Power and Infrastructure Limited	67,844	258,696	0.21	0.17
Housing Development Finance Corporation Limited	214,500	5,925,361	4.89	3.92
Himatsingka Seide Limited	1,468,000	3,342,814	2.76	2.21
Hindustan Lever Limited	174,578	864,264	0.71	0.57
ICICI Bank Limited	185,000	2,342,406	1.93	1.55
Sundaram Finance Limited	1,389,250	10,438,028	8.62	6.91

Quoted — USD
ICICI Bank Limited ADRs	—	—	—	—

		23,289,205	19.22	15.41
Unquoted
India Capital Fund Limited*	50,000	2,031,000	1.68	1.34

Total Class A (Cost — USD 10,781,051)		25,320,205	20.90	16.75

*	India Capital Fund Limited is incorporated in Mauritius as a Category 1 Global Business Company and invests in India.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
3 INVESTMENTS (Continued)

		Market
	Number of	value	% of	% of the
	shares	16 August 2006	net assets	Company's
	16 August 2006	USD	of the class	net assets
Thailand — Class C
Quoted — THB
Bangkok Insurance Public Co. — Foreign	3,676,003	20,828,882	76.42	13.78
Thai Reinsurance Public Co. — Foreign	5,188,000	654,480	2.40	0.43
Thai Reinsurance Public Co — U Fund	1,662,000	209,666	0.77	0.14
Thai Union Frozen Products Public Co Ltd	1,598,500	999,730	3.67	0.66

		22,692,758	83.26	15.01
Unquoted — USD
Thai Focused Equity Fund Limited		—	—	-
Thai Focused US Feeder Fund Limited	3,954	1,625,536	5.96	1.08

Total Class C (Cost — USD 11,576,316)		24,318,294	89.22	16.09

Total for all classes (Cost — USD 22,357,366)		49,638,499		32.84

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
4 MARGIN ACCOUNTS
Margin accounts represent the exchange traded futures contracts margin deposits amounts held with the broker or the exchange.
Futures contracts
The Company held futures contracts in Class A until July 2006.
Futures contracts entitle the Company with rights to buy or sell securities on an agreed future settlement date at a price agreed when the contracts are entered into. Futures contracts are not securities and thus, are not recorded as assets on the statement of assets and liabilities.
Futures trading involve credit risks and the custodian requires buyers and sellers of futures to pay a deposit, the initial margin. All movements up to the end of the day are recognised by variation in the margins. The variation margin is the gain or loss made so far and is paid to or taken from the Company on a daily basis.
5 TAXATION
INDIA
The Company invests in India and the directors expect to obtain benefits under the double taxation treaty between Mauritius and India. The Indian Supreme Court has re-affirmed in a ruling dated, October 7, 2003 the validity of the circular 789 issued by the Central Board of Direct Taxes which provided that wherever a “Certificate of Residence” was issued by the Mauritian Tax Authorities, such certificate constituted sufficient evidence for accepting the status of residence and beneficial ownership and for applying the benefits of the tax treaty between India and Mauritius. The Company has obtained a tax residence certification from the Mauritian authorities and believes such certification is determinative of its residence status for treaty purposes. A Company which is tax resident in Mauritius under the treaty, but has no branch or permanent establishment in India, will not be subject to capital gains tax in India on the sale of securities but is subject to Indian withholding tax on interest earned on Indian securities at the rate of 20%.
With effect from April 1, 2003, dividends are exempt in the hands of shareholders. Indian companies making distributions are however liable to a Dividend Distribution Tax equivalent to 12.5% of the dividends distributed.
THAILAND
The Company invests in Thailand and the directors expect to obtain benefits under the double taxation treaty between Mauritius and Thailand. To obtain benefits under the double taxation treaty the Company must meet certain tests and conditions, including the establishment of Mauritius tax residence and related requirements. The Company has obtained a tax residence certification from the Mauritian authorities and believes such certification is determinative of its resident status for treaty purposes.
Capital Gains
Capital gains realised by the Company on the disposal of its investments will not be subject to Mauritian tax and will qualify for full relief from Thai tax under the Taxation Treaty provided that the Company does not have a permanent establishment in Thailand. Capital gains realised on the exercise of warrants will generally be exempt from Thai withholding tax.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
5 TAX (Continued)
Capital Gains
No Thai tax will be payable in relation to capital gains realised on the disposal of shares in the Company to non-Thai resident investors provided payment is made neither from nor within Thailand. Capital gains realised on sales of shares in the Company to Thai resident investors, or where payment is made from or within Thailand, are subject to Thai withholding tax at 15%, subject to relief in accordance with the terms of any applicable double taxation treaty. If the payer of the consideration for a sale of the shares in the Company fails to comply with this withholding obligation, the recipient of the consideration may be assessed to tax by the Thai Revenue Department.
Dividends and interest
Dividends received by the Company will be subject to Thai withholding tax at the rate of 10%, subject to exemption in relation to dividends paid by companies qualifying for the Thai Board of Investment promotional status during the corporate income tax exemption period. Interest payments received by the Company will be subject to Thai withholding tax at 15%.
Stamp duty
Thai stamp duty at 0.1% will be payable on transfers by the Company of shares only in cases where the Thai Stock Depository Centre does not act as registrar. In all other cases, transfers of shares by the Company will not be subject to Thai stamp duty. No Thai stamp duty will be payable in relation to the transfer of bonds. No stamp duty or similar taxes will be payable in either Thailand or Mauritius in relation to transfers of shares in the Company executed outside Thailand.
MAURITIUS
The Company is a tax incentive company in Mauritius and under current laws and regulations liable to pay income tax on its net income at a rate of 15%. The Company is however entitled to a tax credit equivalent to the higher of actual foreign tax suffered and 80% of Mauritius tax payable in respect of its foreign source income thus reducing its maximum effective tax rate to 3%.
No Mauritian capital gains tax is payable on profits arising from sale of securities, and any dividends and redemption proceeds paid by the Company to its shareholders will be exempt in Mauritius from any withholding tax.
The amount of Mauritius tax allocated to each Class of the Company is based on the contribution of the respective Class to the total tax expense of the Company.
The foregoing is based on the taxation laws and practices in force, which may be subject to change.

		2006
		USD
Charge:
Tax expense attributable to profit is made up of:
Mauritian income tax based on the profit for the period adjusted for tax purposes at 15%, net of tax credit		12,635
Foreign withholding tax on dividend		77,903

	USD	90,538

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
5 TAX (Continued)

		2006
		USD
Liability:
At 01 January		338,978
Charge for the year		90,538
Payment during the year		(77,903)

	USD	351,613

The actual tax income differs from the theoretical amount that would arise using the applicable income tax rate as follows:

		2006
		USD

Net profit from operations for the year before tax		385,778,962

Tax calculated at the rate of 15%		57,866,844
Impact of:
Exempt income — Net		(58,034,526)
Non allowable expenses		308,825
Nondeductible items		214,058
Income not taxable		(17,091)
Dividend and withholding tax on dividend income		—

		338,110
Foreign tax credit: Higher of
(1) 80% of foreign source deemed		270,488

(2) Actual foreign tax suffered Withholding tax		77,903

		270,488
Under-provision for the year		54,987

Mauritian tax		12,635
Foreign withholding tax		77,903

Tax expense	USD	90,538

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
6 STATED CAPITAL

	Class A		Class B		Class C		Class D		Class E		Company
		Stated		Stated		Stated		Stated		Stated	stated
	Number of	capital	Number	capital	Number of	capital	Number of	capital	Number of	capital	capital
	shares	USD	of shares	USD	shares	USD	shares	USD	shares	USD	USD
Issued and fully paid Participating shares:
											177,228,869
At January 1, 2006	10,705,923	174,305,526	201,999	2,019,985	1,125,237	5,152,039	1,055,000	4,863,195	160,000	1,600,000	187,940,745
											25,000,000
Redemptions	(9,696,546)	(144,114,459)	(201,999)	(2,019,985)	—	—	(1,055,000)	(4,863,195)	—	—	(150,997,639)

At August 16, 2006	1,009,377	30,191,067	—	—	1,125,237	5,152,039	—	—	160,000	1,600,000	36,943,106

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — AUGUST 16, 2006 (CONTINUED)
6 STATED CAPITAL (Continued)
Rights of the shares
Participating shares
These carry a right to a dividend, as determined by the directors. Each holder of Participating shares is entitled on show of hands to one vote and, on a poll, to vote for each Participating share held. In a winding up, each Participating share has a preferential right to share in all surplus assets after the return of capital paid up on nominal amount of Participating shares and Management shares.
Management shares
These carry a right to vote but are not entitled to receive dividends and in a winding up, rank only for a return of paid up capital after the return of capital paid up on participating shares.
The Management shares have been issued solely to facilitate transactions in the participating shares of the Company.
7 RELATED PARTY TRANSACTIONS
Two directors of the Company, Dev Joory and Couldip Basanta Lala, are also directors of International Financial Services Limited (“Administrator”), and hence deemed to have beneficial interests in the Administration Agreement between the Company and the Administrator.
Mr Chandran Ratnaswami, a director of the Company, is an officer of Hamblin Watsa Investment Counsel Ltd (“Investment Manager”), and deemed to have beneficial interests in the Investment Agreement between the Company and the Investment Manager.
(a) The following transactions were carried out with related parties:

		16 August
		2006
		USD
Purchases of services:
(i) Hamblin Watsa Investment Counsel Ltd and Fairfax Financial Holdings Limited Investment fees	USD	914,771

(iii) International Financial Services Limited
Administration and valuation charges		49,964
Other general administrative expenses		12,357
Professional fees		650

	USD	62,971

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (CONTINUED)
7 RELATED PARTY TRANSACTIONS (Continued)
Period-end balances arising from the purchases of services:

		16 August
		2006
		USD
Payable to:
Hamblin Watsa Investment Counsel Ltd and Fairfax Investment Counsel Ltd	USD	4,265

International Financial Services Limited	USD	8,464

8 ULTIMATE HOLDING COMPANY
The directors consider Fairfax Financial Holdings Limited, a company incorporated under the laws of Canada and listed on the Toronto and New York Stock Exchanges, as the Company’s ultimate holding company.
9 REPORTING CURRENCY
The financial statements are presented in United States dollar. The Company has been granted a Category 1 Global Business Licence under the Financial Services Development Act 2001 which requires that the Company’s business or activity is carried on in a currency other than the Mauritian Rupee. On 28 September 2007, the Financial Services Development Act 2001 has been repealed and replaced by the Financial Services Act 2007.

HWIC ASIA FUND
FINANCIAL STATEMENTS
FOR THE YEAR ENDED
DECEMBER 31, 2005

HWIC ASIA FUND
FINANCIAL STATEMENTS (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2005

HWIC ASIA FUND
STATEMENT OF ASSETS AND LIABILITIES — DECEMBER 31, 2005 (UNAUDITED)

	Class A	Class A	Class B	Class B	Class C	Class C	Class D	Class D	Class E	Class E	COMPANY	COMPANY
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD
ASSETS
Cash at bank	14,721,361	775,119	274,307	145,063	3,393,190	2,683,574	526,476	2,048,727	93,644	59,677	19,008,978	5,712,160
Investments (Cost — USD 374,768,633 (2004 — USD 329,600,742)) (Note 3)	665,984,497	450,156,610	9,837,750	6,509,129	20,588,974	18,704,507	15,527,477	20,105,587	2,406,715	1,824,012	714,345,413	497,299,845
Investments — Treasury Bills (Note 4)	—	4,583,314	—	—	—	—	—	—	—	—	—	4,583,314
Margin accounts (Note 5)	3,989,064	4,118,318	—	—	—	—	—	—	—	—	3,989,064	4,118,318
Accounts receivable	54,950	7,053	78	78	156	156	—	500	—	—	7,887	7,787
Unpaid management shares	—	—	—	—	—	—	—	—	—	—	100	100

TOTAL ASSETS	684,749,872	459,640,414	10,112,135	6,654,270	23.982,320	21,388,237	16,053,953	22,154,814	2,500,359	1,883,689	737,351,442	511,721,524

LIABILITIES
Share application monies (Note 8)	—	—	—	—	—	—	—	10,000,000	—	—	—	10,000,000
Accounts payable	—	—	8,267	—	5,625	—	29,955	—	3,450	—	—	—
Accrued expenses	61,902	47,535	3,000	2,000	8,701	12,101	4,487	4,132	4,500	5,500	82,590	71,268
Tax liabilities (Note 7)	277,759	119,930	3,586	2,542	28,960	21,181	27,158	—	1,515	—	338,978	143,653

TOTAL LIABILITIES	339,661	167,465	14,853	4,542	43,286	33,282	61,600	10,004,132	9,465	5,500	421,588	10,214,921

NET ASSETS	684,410,211	459,472,949	10,097,282	6,649,728	23,939,034	21,354,955	15,992,353	12,150,682	2,490,894	1,878,189	736,929,874	501,506,603

NET ASSETS REPRESENTED BY
Stated Capital (unlimited number of shares of beneficial interest without par value authorised) (Note 9)	174,305,526	174,305,526	2,019,985	2,019,985	5,152,039	(11,246,642)	4,863,195	10,550,000	1,600,000	1,600,000	187,940,745	177,228,869
Management shares (Note 9)	—	—	—	—	—	—	—	—	—	—	100	100
Accumulated net investment gain/(loss)	31,746,552	23,492,125	357,529	238,596	1,983,654	1,277,091	1,350,975	163,784	15,338	(14,664)	35,454,048	25,156,932
Accumulated net realised gain on investments	157,223,606	107,343,783	—	—	6,798,339	23,197,020	7,863,445	(531,238)	—	—	171,885,390	130,009,565
Accumulated net unrealised appreciation on investments	319,061,716	152,919,481	7,719,768	4,391,147	10,005,002	8,127,486	1,914,738	1,968,136	875,556	292,853	339,576,780	167,699,103
Gain on futures contracts	4,397,465	1,412,034	—	—	—	—	—	—	—	—	4,397,465	1,412,034
Realised loss on share swap transaction	(2,324,654)	—	—	—	—	—	—	—	—	—	(2,324,654)

TOTAL NET ASSETS APPLICABLE TO OUTSTANDING SHARES OF BENEFICIAL INTEREST	684,410,211	459,472,949	10,097,282	6,649,728	23,939,034	21,354,955	15,992,353	12,150,682	2,490,894	1,878,189	736,929,874	501,506,603

Number of shares (Note 9)	10,705,923	10,705,923	201,999	201,999	1,125,237	1,125,237	1,055,000	1,055,000	160,000	160,000

Net asset value per Participating share	63.93	42.92	49.99	32.92	21.27	18.98	15.16	11.52	15.57	11.74

HWIC ASIA FUND
STATEMENT OF OPERATIONS — YEAR ENDED DECEMBER 31, 2005 (UNAUDITED)

	Class A	Class A	Class B	Class B	Class C	Class C	Class D	Class D	Class E	Class E	Company	Company
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD
INVESTMENT INCOME
Dividends	11,535,255	9,970,062	149,081	125,790	834,423	739,625	1,129,103	181,384	63,030	—	13,710,892	11,016,861
Interest	63,804	37,283	9	—	52,405	35,528	8,627	819	2	91	124,847	73,721

TOTAL INVESTMENT INCOME (NET OF FOREIGN TAXES WITHHELD AT SOURCE WHICH AMOUNTED TO: CLASS A — USD 12,812 and CLASS C — USD 93,265 (2004 — CLASS A — Nil and CLASS C — USD 77,706)	11,599,059	10,007,345	149,090	125,790	886,828	775,153	1,137,730	182,203	63,032	91	13,835,739	11,090,582

EXPENSES
Investment fees (Note 2)	1,726,036	1,012,418	—	—	65,833	68,246	115,273	22,311	7,524	—	1,914,666	1,102,975
Custodian fees (Note 2)	393,705	263,965	6,392	3,534	17,562	12,114	28,080	7,362	1,574	620	447,313	287,595
Administration and valuation charges	36,000	37,000	5,000	5,000	15,000	15,000	16,000	12,000	16,000	4,000	88,000	73,000
HSBC Brokerage fee	126,259	22,300	—	—	—	—	—	—	—	—	126,259	22,300
Bank charges	14,120	3,533	270	150	839	724	881	722	330	230	16,440	5,359
Licence fee	375	1,725	375	—	375	925	375	500	375	—	1,875	3,150
Audit fee	34,027	6,750	1,500	—	1,850	6,750	1,500	—	500	1,500	39,377	15,000
ICICI transaction fees	27,816	3,641	—	—	—	—	—	—	—	—	27,816	3,641
Professional fees	—	10,250	—	—	—	3,000	—	10,500		7,500	—	31,250
Other general administrative expenses	13,083	7,835	743	579	2,011	4,542	2,096	1,819	1,118	1,000	19,051	15,775
Equipment written off	—	2,393	—	240	—	478	—	—	—	—	—	3,111
SEBI fees	1,200	—	1,000	—	—	—	1,500	—	1,000	—	4,700

TOTAL EXPENSES	2,372,621	1,371,810	15,280	9,503	103,470	111,779	165,705	55,214	28,421	14,850	2,685,497	1,563,156

NET INVESTMENT INCOME/(LOSS) BEFORE TAX	9,226,438	8,635,535	133,810	116,287	783,358	663,374	972,025	126,989	34,611	(14,759)	11,150,242	9,527,426
Tax (Note 7)	(277,759)	(119,930)	(3,586)	(2,542)	(28,960)	(21,181)	(27,158)	—	(1,515)	—	(338,978)	(143,653)

NET INVESTMENT INCOME/(LOSS) AFTER TAX	8,948,679	8,515,605	130,224	113,745	754,398	642,193	944,867	126,989	33,096	(14,759)	10,811,264	9,383,773

REALISED AND UNREALISED GAIN/(LOSS) ON INVESTMENTS
Net realised gain/(loss) on investment transactions:
Proceeds from sales	88,887,073	404,973	—	—	—	1,017,797	40,202,146	9,870,858	—	—	129,089,219	11,293,628
Cost of investments sold	(39,007,250)	(103,586)	—	—	—	(378,081)	(31,807,463)	(10,402,096)	—	—	(70,814,713)	(10,883,763)

Net realised gain/(loss) on investment transactions	49,879,823	301,387	—	—	—	639,716	8,394,683	(531,238)	—	—	58,274,506	409,865

Net unrealised appreciation/(depreciation) on investments:
Beginning of year	152,919,481	99,633,206	4,391,147	2,858,822	8,127,486	9,695,983	1,968,136	—	292,853	—	167,699,103	112,188,011
End of year	319,061,716	152,919,481	7,719,768	4,391,147	10,005,002	8,127,486	1,914,738	1,968,136	875,556	292,853	339,576,780	167,699,103

Net change in unrealised appreciation/ (depreciation)	166,142,235	53,286,275	3,328,621	1,532,325	1,877,516	(1,568,497)	(53,398)	1,968,136	582,703	292,853	171,877,677	55,511,092

Gain on futures contracts	2,985,431	1,412,034	—	—	—	—	—	—	—	—	2,985,431	1,412,034
Realised loss on share swap transaction	(2,324,654)	—	—	—	—	—	—	—	—	—	(2,324,654)	—
Gain (loss) on foreign currency translation	(694,252)	625,177	(11,291)	7,385	(47,835)	5,008	242,324	36,795	(3,094)	95	(514,148)	674,460

Net realised and unrealised gain (loss) on investments and foreign currency	215,988,583	55,624,873	3,317,330	1,539,710	1,829,681	-923,773	8,583,609	1,473,693	579,609	292,948	230,298,812	58,007,451

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	224,937,262	64,140,478	3,447,554	1,653,455	2,584,079	(281,580)	9,528,476	1,600,682	612,705	278,189	241,110,076	67,391,224

HWIC ASIA FUND
STATEMENT OF CHANGES IN NET ASSETS — YEAR ENDED DECEMBER 31, 2005 (UNAUDITED)

	Class A	Class A	Class B	Class B	Class C	Class C	Class D	Class D	Class E	Class E	Company	Company
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD
OPERATIONS:
Net investment income, after tax	8,948,679	8,515,605	130,224	113,745	754,398	642,193	944,867	126,989	33,096	(14,759)	10,811,264	9,383,773
Net realised gain/(loss) on investment transactions	49,879,823	301,387	—	—	—	639,716	8,394,683	(531,238)	—	—	58,274,506	409,865
Net change in unrealised appreciation/ (depreciation) on investments	166,142,235	53,286,275	3,328,621	1,532,325	1,877,516	(1,568,497)	(53,398)	1,968,136	582,703	292,853	171,877,677	55,511,092
Gain on futures contracts	2,985,431	1,412,034	—	—	—	—	—	—	—	—	2,985,431	1,412,034
Realised loss on share swap transaction	(2,324,654)	—	—	—	—	—	—	—	—	—	(2,324,654)	—
Gain (loss) on foreign currency translation	(694,252)	625,177	(11,291)	7,385	(47,835)	5,008	242,324	36,795	(3,094)	95	(514,148)	674,460

Net increase/(decrease) in net assets resulting from operations	224,937,262	64,140,478	3,447,554	1,653,455	2,584,079	(281,580)	9,528,476	1,600,682	612,705	278,189	241,110,076	67,391,224

CAPITAL TRANSACTIONS:
Issue of participating shares	—	139,995,357	—	—	—	—	25,000,000	10,550,000	—	1,600,000	25,000,000	152,145,357
Redemption of participating shares	—	(16,398,355)	—	—	—	(33,710,016)	(30,686,805)	—	—	—	(30,686,805)	(50,108,371)

Decrease/(increase) in net assets from capital share transactions	—	123,597,002	—	—	—	(33,710,016)	(5,686,805)	10,550,000	—	1,600,000	(5,686,805)	102,036,986

Total increase/(decrease) in net assets	224,937,262	187,737,480	3,447,554	1,653,455	2,584,079	(33,991,596)	3,841,671	12,150,682	612,705	1,878,189	235,423,271	169,428,210
NET ASSETS:
At beginning of year	459,472,949	271,735,469	6,649,728	4,996,273	21,354,955	55,346,551	12,150,682	—	1,878,189	—	501,506,603	332,078,393

At end of year	684,410,211	459,472,949	10,097,282	6,649,728	23,939,034	21,354,955	15,992,353	12,150,682	2,490,894	1,878,189	736,929,874	501,506,603

HWIC ASIA FUND
FINANCIAL HIGHLIGHTS
FOR THE YEAR ENDED DECEMBER 31, 2005 (UNAUDITED)

	Class A	Class B	Class C	Class D	Class E	Class A	Class B	Class C	Class D	Class E	Class A	Class B	Class C
	2005	2005	2005	2005	2005	2004	2004	2004	2004	2004	2003	2003	2003
PER SHARE OPERATING PERFORMANCE
Net asset value at beginning of year	42.92	32.92	18.98	11.52	11.74	37.58	24.73	19.38	—	—	17.18	10.87	10.42
First issue of shares	—	—	—	—	—	—	—	—	10.00	10.00	—	—	—

	42.92	32.92	18.98	11.52	11.74	37.58	24.73	19.38	10.00	10.00	17.18	10.87	10.42

Income from Investment Operations:
Net investment income	0.86	0.88	0.66	0.58	0.70	0.48	0.33	0.12	0.22	(0.09)	0.95	0.58	0.13
Net realised and unrealised gain/(loss) on investments and foreign currency	20.18	16.21	1.74	3.07	3.14	4.87	7.87	(0.45)	1.30	1.83	19.45	13.28	8.85
Provision for income tax	(0.03)	(0.02)	(0.11)	(0.01)	(0.01)	(0.01)	(0.01)	(0.07)	—	—	—	—	(0.02)

Total from Investment Operations	21.01	17.07	2.29	3.64	3.83	5.34	8.19	(0.40)	1.52	1.74	20.40	13.86	8.96

Net asset value at end of year	63.93	49.99	21.27	15.16	15.57	42.92	32.92	18.98	11.52	11.74	37.58	24.73	19.38

RATIOS AND SUPPLEMENTAL DATA:
Net assets at end of year (millions)	684.41	10.10	23.94	15.99	2.49	459.47	6.65	21.35	12.15	1.88	271.74	5.00	55.35
Ratio of expenses to average net assets*	0.42%	0.41%	0.18%	0.18%	0.47%	0.41%	0.56%	0.50%	1.34%	0.79%	0.42%	0.41%	0.18%
Ratio of net investment income/(loss) to average net assets*	1.63%	2.56%	1.60%	2.26%	3.54%	2.43%	3.30%	1.16%	1.64%	-0.79%	1.63%	2.56%	1.60%
Total return	48.95%	51.85%	12.07%	31.60%	32.62%	14.21%	33.12%	(2.06%)	15.20%	17.40%	118.74%	127.51%	85.99%

*	Ratios are presented unnannualized. The ratios of net investment income/(loss) to average net assets, of operating expenses to average net assets and total return are calculated for each Class shares of the Company. Average net assets is based on the quarterly net assets.
Total return reflects the annual change in net assets resulting from operations.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005
1	ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES
HWIC Asia ‘Fund (the “Company”) was incorporated in Mauritius under the Companies Act 1984 on January 20, 2000 as a public company limited by shares and holds a Category 1 Global Business Licence issued by the Financial Services Commission on December 5, 2005 the Company’s registered office changed from 3rd Floor, Les Cascades, Edith Cavell Street, Port Louis, Mauritius to IFS Court, TwentyEight, Cybercity, Ebene, Mauritius.
The Company is a multi-class investment company and its objective is long-term capital appreciation through investment primarily in securities of Asian companies. • The Company currently invests through Class A, Class B, Class D and Class E in India and in Thailand through Class C. Through Class A, the Company also invests in another collective investment scheme, which is incorporated as a Category 1 Global Business company in Mauritius and which invests in India. Class E was created on September 3, 2004 for investment in India.
The Company maintains a separate portfolio of assets and liabilities for each Class. In addition, all custodial, banking and registrar transactions, fees of the functionaries and expenses, where appropriate, are kept separate for each Class. All other expenses, which cannot be allocated to each Class, are apportioned equally among the Classes.
Use of Estimates
The financial statements have been prepared in accordance with and comply with accounting principles generally accepted in the United States of America,. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Although these estimates are based on management’s best knowledge of current events and actions, actual results ultimately may differ from those estimates. A summary of the more important accounting policies, which have been applied consistently, is set out below.
Significant Accounting Policies
Investments
All purchases and sales of investments are recognised on the trade date, which is the date that the Company commits to purchase or sell the asset. Cost of purchase includes transaction cost. Investments are subsequently carried at fair value. Fair values for quoted equity instruments are based on quoted bid prices at year-end. But in the absence of bid prices, the last meaningful trading prices at year-end are used. Fair values for investments held in unquoted funds are based on the Net Asset Value (NAV) per share at year-end.
Gains and losses arising from changes in the fair value of investments are included in the statement of operations in the period in which they arise. When the financial assets are disposed of or are impaired, the related fair value gains or losses are included in the statement of operations.

          HWIC ASIA FUNDPage 8
1	ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES( Continued)
Foreign currency translation
(i)	Functional and presentation currency
Items included in the financial statements of the Company are measured using the currency of the economic environment of the investors (the “functional currency”). The financial statements of the Company are presented in United States Dollars (“USD”), which is the functional currency of the Company.
Management has determined the functional currency of the Company to be USD. In making this judgment, management evaluates among other factors, the regulatory and competitive environment, the denomination of subscription/redemption and the fee structure as well as the economic environment in which the financial assets are invested of the Company and in particularly, the economic environment of the investors.
(ii)	Transactions and balances
Foreign currency transactions are translated into USD using the exchange rates prevailing at the dates of transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognised in the Statement of Operations.
Cash and cash equivalents
Cash comprises cash at bank.
Originated loans
Originated loans comprise investments in Treasury bills. Loans originated by the Company by providing money directly to the borrower or to a sub-participation agent at draw down are categorised as loans originated by the Company and are carried at amortised cost. Third party expenses, such as legal fees, incurred in securing a loan are treated as part of the cost of the transaction.
Investment securities — Treasury bills are recognised when cash is advanced to borrowers.
An impairment provision is established if there is objective evidence that the Company will not be able to collect all amounts due. The amount of the provision is the difference between the carrying amount and the recoverable amount, being the present value of expected cash flows, including amounts recoverable from guarantees and collaterals, discounted at the original effective interest rate of the loan.
When a loan is uncollectible, it is written off against the related provision for impairment. Subsequent recoveries are credited to the income statement.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
1	ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Deritiative financial instruments
Derivative financial instruments comprise futures contracts. Derivatives are initially recognised at fair value on the date on which the contract is entered into and are subsequently re-measured at their fair value. Fair values are based on quoted market prices in active markets. All derivatives are carried in assets when fair value is positive, and as liabilities when amounts are payable by the Company.
The best evidence of the fair value of a derivative at initial recognition is the transaction price (i.e., the fair value of the consideration given or received). Subsequent changes in the fair value of any derivative instrument are included in the Statement of Operations.
Investment income
Dividend income and other distributions are recognised when the Company’s right to receive payment is established. Interest income is recorded on the accrual basis.
Related Parties
Related parties are individuals and companies where the individual or company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.
2	INVESTMENT MANAGER, ADMINISTRATORS, BROKERS, CUSTODIANS AND DIRECTORS
Investment Manager and Investment Administrator
The Company has entered into an Investment Agreement with Hamblin Watsa Investment Counsel Ltd (the “Investment Manager”) of 95 Wellington Street West, Suite 802, Toronto, Ontario M5J 2N7 and Fairfax Financial Holdings Limited (the “Investment Administrator”) of 95 Wellington Street West, Suite 800, Toronto, Ontario, M5J 2N7.
Investment fee
Investment fee is payable at the end of each calendar quarter and is equal in aggregate to 0.30% of the average market value of the Company at the close of business for the three preceding months. All fees are payable to the Investment Administrator and the latter reimburses the Investment Manager for its investment management services.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
2 INVESTMENT MANAGER, ADMINISTRATORS, BROKERS, CUSTODIANS AND DIRECTORS (Continued)
Brokers
During the. year under review, the Company transacted with HSBC Securities and Capital Markets (India) Private Ltd, Kotak Securities, JM Morgan Stanley Securities Private Limited, DSP Merrill Lynch Limited, ICICI Brokerage Services Limited and CLSA India Ltd.
Administrator
International Financial Services Limited has been appointed to provide various administr’ative services to the Company in Mauritius and until September 2, 2004 it was entitled to a fee of USD 17,750 per quarter exclusive of disbursements. With effect from September 3, 2004, the Administrator is entitled to a fee of USD 21,750 for each quarter payable in arrears. The directors have apportioned the fee among the classes as follows: Class A — USD 9,000, Class B — USD 1,000, Class C — USD 3,750, Class D — USD 4,000 and Class E — USD 4,000.
Custodians
INDIA
Deutsche Bank AG, Murnbai acts as the Indian Custodian with effect from January 26, 2000.
Fees and charges
Deutsche Bank AG, Mumbai fees are as follows:
(i)	portfolio fee of 0.08% p.a. (2004 — 0.08%) of market value of Indian securities in dematerialised form payable monthly in arrears;

(ii)	transaction fee of USD 80 (2004 — USD 80) per receipt/delivery for secondary market and primary market transactions.

(iii)	dematerialisation charges of INR 10 per certificate (2004 — INR 10); and rematerialisation charges of INR 10 per certificate (2004 — INR 10).
ICICI Bank Limited
ICICI Bank Limited acts as custodian for the futures contracts held by the Company.
Fees and charges
Clearing charges of 0.01% (2004 — 0.01%) of the value of trade for equity derivatives is payable by the Company to IC ICI Bank Limited on a monthly basis.
ICICI Bank Limited will also be entitled to charge all service tax, other statutory levies and out-of-pocket incurred for the Company.
THAILAND
Deutsche Bank AG, Bangkok acts as the Thai Custodian with effect from April 19, 2002.

NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
2 INVESTMENT MANAGER, ADMINISTRATORS, BROKERS, CUSTODIANS AND DIRECTORS (Continued)
Fees and charges
Deutsche Bank AG, Bangkok fees are as follows:
(i)	portfolio fee of 0.08% p.a (2004 — 0.08%); and

(ii)	transaction fee of USD 60 (2004 — USD 60) billed on a per receipt/per delivery basis.
The above fees are inclusive of registration services and corporate action services. Portfolio fees are payable monthly on month-end valuation. Remittances related to securities will be waived. Clean cash payments will be subject to normal bank charges.
The Thai Custodian will also be entitled to charge all out-of-pocket and any third party expenses including communication costs and local duties and fees. Additional charges and fees may apply to any special services and reports requested of the Custodian by the Company.
SINGAPORE
Deutsche Bank AG, Singapore acts as Custodian for the Company with effect from 28 March 2005 and holds the ICICI Bank ADRs.
Deutsche Bank AG, Singapore fees are as follows:
•	Custody fees will be calculated on a monthly basis, based on the value of securities under custody as at each month end.

•	Transaction fees will be calculated on a monthly basis, based on the number of transactions advised to the Custodian in each month.

•	All other fees must be agreed between both parties prior to payment/debit.

•	Out of pocket expense such as, but not limited to registration fees and scrip fees, will be advised by the Custodian on a month monthly basis in the form of a month end summary.
Directors fees
All directors have agreed to waive their entitlement to director’s fees.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
3 INVESTMENTS

	Class A	Class A	Class B	Class B	Class C	Class C	Class D	Class D	Class E	Class E	Company	Company
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD

At January 01	450,156,610	270,658,708	6,509,129	4,976,804	18,704,507	20,651,085	20,105,587	—	1,824,012	—	497,299,845	296,286,597
Additions	88,692,902	126,315,213	—	—	6,951	—	27,282,751	28,539,547	—	1,531,159	115,982,604	156,385,919
Disposals	(74,306,195)	(103,586)	—	—	—	(378,081)	(33,775,599)	(10,402,096)	—	—	(108,081,794)	(10,883,763)
Net change in unrealised appreciation/(depreciation)	201,441,180	53,286,275	3,328,621	1,532,325	1,877,516	(1,568,497)	1,914,738	1,968,136	582,703	292,853	209,144,758	55,511,092

At December 31 USD	665,984,497	450,156,610	9,837,750	6,509,129	20,588,974	18,704,507	15,527,477	20,105,587	2,406,715	1,824,012	714,345,413	497,299,845

Net change in unrealised appreciation/(depreciation) excludes USD 37,267,081 (Class A — USD 35,298,945 and Class D — 1,968,136) relating to gain on fair valuation of investments disposed during the year. These are included in the disposal amounts.
The cost of investments disposed during the year amounted to USD 70,814,713 (Class A — USD 39,007,250 and Class D — 31,807,463).
Associated risk
The Company’s investment activities expose it to various types of risks, which are associated with financial instruments and markets in which it invests. The following is a summary of the main risks:
Currency risk
The Company invests in securities denominated in Indian rupees and Thai Baht. Consequently, the Company is exposed to risks that the exchange rate of the US dollar relative to the Indian rupee and Thai Baht may change in a manner which has an adverse effect on the reported value of that portion of the Company’s assets which are denominated in Indian rupees and Thai Baht.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
3 INVESTMENTS (Continued)
Concentration risk
At December 31, 2005, a significant portion of the Company’s net assets consists of Indian and Thai securities which involve certain considerations and risks not typically associated with investments in other more developed markets. In addition to its smaller size, lesser liquidity and greater volatility, the Indian and Thai securities market is less developed and there is often substantially less publicly available information about Indian and Thai issuers than there is in developed markets. Future economic and political developments in India and Thailand could adversely affect the liquidity or value, or both, of securities in which the Company has invested. In addition, the Company’s ability to hedge its currency risk is limited and accordingly, the Company may be exposed to currency devaluation and other exchange rate fluctuations.
Liquidity risk
The Company maintains sufficient cash and marketable securities, and manages liquidity risk through its ability to close out market positions.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
3 INVESTMENTS (Continued)
List of investments
India — Class A, Class B, Class D and Class E
Analysis of Indian securities portfolio:

		Market				Market
	Number of	value	% of	% of the	Number of	value	% of	% of the
Class A	shares	2005	net assets	Company’s	shares	2004	net assets	Company’s
Quoted - INR	2005	USD	of the class	net assets	2004	USD	of the class	net assets

Cholamandalam Investment and Finance Ltd	637,125	2,636,019	0.4	0.4	637,125	1,088,134	0.2	0.2
Housing Development Finance Corporation Limited	214,500	5,735,687	0.8	0.8	314,500	5,568,256	1.2	1.1
Himatsingka Seide Limited	1,468,000	4,556,053	0.7	0.6	367,000	3,342,185	0.7	0.7
Hindustan Lever Limited	38,843,576	169,973,497	24.8	23.1	38,148,576	126,515,385	27.6	25.2
ICICI Bank Limited	26,570,361	344,647,827	50.4	46.8	33,215,361	284,598,916	61.9	56.7
Sundaram Finance Limited	2,389,250	21,214,750	3.1	2.9	2,389,250	14,450,352	3.2	2.9
Quoted — USD
ICICI Bank Limited ADRs	3,363,700	96,874,560	14.2	13.0	—	—	—	—

		645,638,393	94.3	87.6		435,563,228	94.8	86.8
Unquoted
India Capital Fund Limited*	571,841 units	20,348,104	3.0	2.8	571,841 units	14,593,382	3.2	2.9

Total Class A (Cost — USD 346,922,781) (2004 — USD 297,237,129)		665,984,497	97.3	90.4		450,156,610	98.0	89.7

*	India Capital Fund Limited is incorporated in Mauritius as a Category 1 Global Business Company and invests in India.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
3 INVESTMENTS (Continued)
List of investments (Continued)
India

		Market				Market
	Number of	value	% of	% of the	Number of	value	% of	% of the
	shares	2005	net assets	Company's	shares	2004	net assets	Company's
	2005	USD	of the class	net assets	2004	USD	of the class	net assets
Class B
Quoted — INR
ICICI Bank Limited	750,000	9,728,354	96.3	1.3	750,000	6,426,219	96.6	1.3
Hindustan Lever Limited	25,000	109,396	1.1	0.0	25,000	82,910	1.3	0.0

Total Class B (Cost — USD 2,117,982) (2004 — USD 2,117,982)		9,837,750	97.4	1.3		6,509,129	97.9	1.3

Class D Quoted — INR
Hindustan Lever Limited	—	—	—	—	6,062,500	20,105,587	165.5	4.0
ICICI BankLimited	1,197,079	15,527,477	97.0	2.1	—	—	—	—

Total Class D (Cost — USD 13,612,739) (2003 — USD 18,137,451)		15,527,477	97.0	2.1		20,105,587	165.5	4.0

Class E Quoted — INR
Hindustan Lever Limited	550,000	2,406,715	96.6	0.3	550,000	1,824,012	97.1	0.4

Total Class C (Cost — USD 1,531,159) (2004 — USD 1,531,159)		2,406,715	96.6	0.3		1,824,012	97.1	0.4

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
3 INVESTMENTS (Continued)
List of investments (Continued)

		Market				Market
	Number of	value	% of	% of the	Number of	value	% of	% of the
	shares	2005	net assets	Company’s	shares	2004	net assets	Company’s
	2005	USD	of the class	net assets	2004	USD	of the class	net assets
Thailand — Class C
Quoted — THB
Bangkok Insurance Public Co. — Foreign	2,827,695	18,053,369	75.4	2.5	2,827,695	16,283,708	76.2	3.3
Thai Reinsurance Public Co. — Foreign	5,188,000	629,584	2.6	0.1	5,188,000	552,170	2.6	0.1
Thai Reinsurance Public Co., Ltd Thai Trust Fund — Foreign	1,662,000	201,690	0.8	0.0	1,662,000	176,890	0.8	0.0

		18,884,643	78.8	2.6		17,012,768	79.6	3.4
Unquoted — USD
Thai Focused Equity Fund Limited	3,944 units	1,704,331	7.1	0.2	3,930 units	1,691,739	7.9	0.3

Total Class C (Cost — USD 10,583,972) (2004 — USD 10,577,021)		20,588,974	85.9	2.8		18,704,507	87.5	3.7

Total for all classes (Cost USD 374,768,633 (2004 — USD 329,600,742)		713,345,413		96.9		497,299,845		99.1

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
4 INVESTMENTS — TREASURY BILLS
Class A and Company

	2005	2004
	USD	USD

At 01 January	4,583,314	—
Additions	993,227	5,472,391
Disposals	(5,572,244)	(1,094,877)
Gain on exchange	(65,800)	205,800
Interest income	61,703	—

At 31 December	—	4,583,314

5 MARGIN ACCOUNTS
Margin accounts represent the margin deposits and the unrealised gain/(loss) on exchange traded futures contracts held with the broker.
Futures contracts
Futures contracts entitle the Company with rights to buy or sell securities on an agreed future settlement date at a price agreed when the contracts are entered into. Futures contracts are not securities and thus, are not recorded as assets on the statement of assets and liabilities.
Futures trading involve credit risks and the custodian requires buyers and sellers of futures to pay a deposit, the initial margin. All movements up to the end of the day are recognised by variation in the margins. The variation margin is the gain or loss made so far and is paid to or taken from the Company on a daily basis.
At 31 December 2005, the Company held futures contracts to buy 2,774,000 shares (2004 — 3,000,000 shares) of Hindustan Lever Limited (1,974,000 shares on 25 January 2006 and 800,000 shares of Hindustan Lever on 25 February 2006) at pre-determined prices ranging from INR 191.78 to INR 199.55. The closing market price of the Hindustan Lever Limited futures was INR 198.00 (2004 — INR 145.00) at December 31, 2005.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
7 TAX
INDIA
The Company invests in India and the directors expect to obtain benefits under the double taxation treaty between Mauritius and India. The Indian Supreme Court has re-affirmed in a ruling dated, October 7, 2003 the validity of the circular 789 issued by the Central Board of Direct Taxes which provided that wherever a “Certificate of Residence” was issued by the Mauritian Tax Authorities, such certificate constituted sufficient evidence for accepting the status of residence and beneficial ownership and for applying the benefits of the tax treaty between India and Mauritius. The Company has obtained a tax residence certification from the Mauritian authorities and believes such certification is determinative of its residence status for treaty purposes. A Company which is tax resident in Mauritius under the treaty, but has no branch or permanent establishment in India, will not be subject to capital gains tax in India on the sale of securities but is subject to Indian withholding tax on interest earned on Indian securities at the rate of 20%. From July 1, 1997 to March 31, 2002 there was no withholding tax on dividends in India. From April 1, 2002 to March 31, 2003, dividends received on Indian securities were subject to a 5% withholding tax on holdings of 10% or more (15% in other cases).
With effect from April 1, 2003, dividends are exempt in the hands of shareholders. Indian companies making distributions are however liable to a Dividend Distribution Tax equivalent to 12.5% of the dividends distributed.
THAILAND
The Company invests in Thailand and the directors expect to obtain benefits under the double taxation treaty between Mauritius and Thailand. To obtain benefits under the double taxation treaty the Company must meet certain tests and conditions, including the establishment of Mauritius tax residence and related requirements. The Company has obtained a tax residence certification from the Mauritian authorities and believes such certification is determinative of its resident status for treaty purposes.
Capital Gains
Capital gains realised by the Company on the disposal of its investments will not be subject to Mauritian tax and will qualify for full relief from Thai tax under the Taxation Treaty provided that the Company does not have a permanent establishment in Thailand. Capital gains realised on the exercise of warrants will generally be exempt from Thai withholding tax. No Thai tax will be payable in relation to capital gains realised on the disposal of shares in the Company to non-Thai resident investors provided payment is made neither from nor within Thailand. Capital gains realised on sales of shares in the Company to Thai resident investors, or where payment is made from or within Thailand, are subject to Thai withholding tax at 15%, subject to relief in accordance with the terms of any applicable double taxation treaty. If the payer of the consideration for a sale of the shares in the Company fails to comply with this withholding obligation, the recipient of the consideration may be assessed to tax by the Thai Revenue Department.
Dividends and interest
Dividends received by the Company will be subject to Thai withholding tax at the rate of 10%, subject to exemption in relation to dividends paid by companies qualifying for the Thai Board of Investment promotional status during the corporate income tax exemption period. Interest payments received by the Company will be subject to Thai withholding tax at 15%.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
7 TAX (Continued)
Stamp duty
Thai stamp duty at 0.1% will be payable on transfers by the Company of shares only in cases where the Thai Stock Depository Centre does not act as registrar. In all other cases, transfers of shares by the Company will not be subject to Thai stamp duty. No Thai stamp duty will be payable in relation to the transfer of bonds. No stamp duty or similar taxes will be payable in either Thailand or Mauritius in relation to transfers of shares in the Company executed outside Thailand.
MAURITIUS
The Company is a tax incentive company in Mauritius and under current laws and regulations liable to pay income tax on its net income at a rate of 15%. The Company is however entitled to a tax credit equivalent to the higher of actual foreign tax suffered and 80% of Mauritius tax payable in respect of its foreign source income thus reducing its maximum effective tax rate to 3%. At December 31, 2005, the Company had a tax liability of USD 338,978 (2004 — Tax liability — USD 143,653)
No Mauritian capital gains tax is payable on profits arising from sale of securities, and any dividends and redemption proceeds paid by the Company to its shareholders will be exempt in Mauritius from any withholding tax.
The foregoing is based on the taxation laws and practices in force, which may be subject to change.

	2005	2004
	USD	USD
Liability
At January 1	143,653	—
Charge for the year
Mauritian income tax based on the profit for the year adjusted for tax purposes at 15%, net of tax credit	338,978	143,653
Foreign withholding tax on dividend	106,077	77,706

	445,055	221,359
Payment during the year	(249,730)	(77,706)

At December 31USD	338,978	143,653

The reconciliation between the actual tax rate and the applicable tax rate of 15% is as follows:

	2005	2004
	USD	USD

Net investment income before tax (before net off of withholding tax suffered)	10,742,171	10,279,592

Tax at the rate of 15%	1,611,326	1,541,939
Tax effect of income that are not chargeable for tax Purposes
Exempt income	(9,472)	(112,227)
Non allowable expenses	77,122	373
Dividend and withholding tax on dividend income	15,912	227,017

	1,694,888	1,657,102
Foreign tax credit	(1,355,910)	(1,513,449)

Tax expenseUSD	338,978	143,653

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
8 SHARE APPLICATION MONIES
(i)	Share application monies of USD 10,000,000 were received from Fairfax Financial Holdings Limited on 08 and 10 December 2004. These were converted into 868,267 Class D participating shares on 21 January 2005, based on the NAV per Class D shares at 31 December 2004 of USD 11.52.

(ii)	Share application monies of USD 10,000,000 were received from Fairfax Financial Holdings Limited on 27 January 2005. These were converted into 789,160 Class D participating shares on 21 February 2005, based on the NAV per Class D shares at 31 January 2005 of USD 12.67.

(iii)	Share application monies of USD 5,000,000 were received from Fairfax Financial Holdings Limited on 15 February 2005. These were converted into 440,056 Class D participating shares on 01 March 2005, based on the NAV per Class D shares at 28 February 2005 of USD 11.36.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
9 STATED CAPITAL

	Class A		Class B		Class C		Class D		Class E		Company
		Stated		Stated		Stated		Stated		Stated	Stated
	Number of	capital	Number	capital	Number of	capital	Number of	capital	Number of	capital	Capital
	shares	USD	of shares	USD	shares	USD	shares	USD	shares	USD	USD

Issued and fully paid Participating shares:
At January 1, 2004	7,231,226	50,708,524	201,999	2,019,985	2,856,370	22,463,374	—	—	—	—	75,191,883
Subscriptions	3,939,041	139,995,357	—	—	—	—	1,055,000	10,550,000	160,000	1,600,000	152,145,357
Redemptions	(464,344)	(16,398,355)	—	—	(1,731,133)	(33,710,016)	—	—	—	—	(50,108,371)

At December 31, 2004	10,705,923	174,305,526	201,999	2,019,985	1,125,237	(11,246,642)	1,055,000	10,550,000	160,000	1,600,000	177,228,869
Subscriptions	—	—	—	—	—	—	2,097,483	25,000,000	—	—	25,000,000
Redemptions	—	—	—	—	—	—	(2,097,483)	(30,686,805)	—	—	(30,686,805)
						16,398,681					16,398,681

At December 31, 2005	10,705,923	174,305,526	201,999	2,019,985	1,125,237	5,152,039	1,055,000	4,863,195	160,000	1,600,000	187,940,745

Issued but not yet paid
Management shares:
At January 1, 2004
December 31, 2004 and December 31, 2005											100

Capitalisation Income
At the Board meeting held on 22 February 2006, the Board approved the reclassification of the excess between the redemption price and original issue price of the 1,731,133 participating Class C shares to accumulated realised gain/(loss) on disposal of investments.

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
9 STATED CAPITAL (Continued)
Rights of the shares
Participating shares
These carry a right to a dividend, as determined by the directors. Each holder of Participating shares is entitled on show of hands to one vote and, on a poll, to vote for each Participating share held. In a winding up, each Participating share has a preferential right to share in all surplus assets after the return of capital paid up on nominal amount of Participating shares and Management shares.
Management shares
These carry a right to vote but are not entitled to receive dividends and in a winding up, rank only for a return of paid up capital after the return of capital paid up on participating shares.
The Management shares have been issued solely to facilitate transactions in the participating shares of the Company.
10 RELATED PARTY TRANSACTIONS
Two directors of the Company, Dev Joory and Couldip Basanta Lala, are also directors of International Financial Services Limited (“Administrator”), and hence deemed to have beneficial interests in the Administration Agreement between the Company and the Administrator.
Mr Chandran Ratnaswami, a director of the Company, is an officer of Hamblin Watsa Investment Counsel Ltd (“Investment Manager”), and deemed to have beneficial interests in the Investment Agreement between the Company and the Investment Manager.
(a) The following transactions were carried out with related parties:

	2005		2004
	USD		USD
Purchases of services:
(i) Hamblin Watsa Investment Counsel Ltd and Fairfax Financial Holdings Limited Investment fees	USD	1,914,666	1,102,975

(iii) International Financial Services Limited
Administration and valuation charges		88,000	73,000
Other general administrative expenses		19,052
Professional fees		—	31,250

	USD	107,052	104,250

HWIC ASIA FUND
NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (CONTINUED)
10 RELATED PARTY TRANSACTIONS (continued)
Year-end balances arising from the purchases of services.

	2005		2004
	USD		USD
Payable to:
Hamblin Watsa Investment Counsel Ltd and Fairfax Financial Holdings Limited	USD	—	—

International Financial Services Limited	USD	23,750	22,750

11 ULTIMATE HOLDING COMPANY
The directors consider Fairfax Financial Holdings Limited, a company incorporated under the laws of Canada and listed on the Toronto and New York Stock Exchanges, as the Company’s ultimate holding company.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY RE HOLDINGS CORP.
By:	/s/ Andrew A. Barnard
	Name:	Andrew A. Barnard
	Title:	President, Chief Executive Officer

     Date: February 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Barnard Andrew A. Barnard	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ R. Scott Donovan R. Scott Donovan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

*	Director	February 28, 2008

V. Prem Watsa

*	Director	February 28, 2008

James F. Dowd

*	Director	February 28, 2008

Peter M. Bennett

*	Director	February 28, 2008

Anthony F. Griffiths

4

Signature	Title	Date

*	Director	February 28, 2008

Patrick W. Kenny

Director

Bradley P. Martin

*	Director	February 28, 2008

Brandon W. Sweitzer

*	Director	February 28, 2008

Paul M. Wolff

*By:	/s/ Andrew A. Barnard Andrew A. Barnard Attorney-in-fact

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001). Also see Exhibits 4.7 and 4.8 hereto.

3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

4.2	Indenture dated June 18, 2002 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 4.375% Convertible Senior Debentures due 2022 (incorporated herein by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-3, filed on August 8, 2002).

4.3	Indenture dated October 31, 2003 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 6.875% Senior Notes due 2015 and the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

4.4	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

4.5	Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).

4.6	Global Security dated May 13, 2005, representing $125,000,000 aggregate principal amount of 6.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.7	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.8	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.9	Form of Stock Certificate evidencing the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.10	Form of Stock Certificate evidencing the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.11	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series A (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

4.12	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series B (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

4.13	Indenture dated as of November 28, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series C (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006).

10.1	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

10.2	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

10.3	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002), Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001) and Inter-Company Tax Allocation Agreement effective as of March 4, 2003 between Odyssey Re Holdings Corp. and Fairfax Inc. (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).

10.4	Employment Agreement dated as of September 14, 2005 between Andrew A. Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on September 16, 2005.**

10.5	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.6	Employment Agreement dates as of August 24, 2006 between R. Scott Donovan and Odyssey Re Holdings Corp (incorporated herein by reference to the

Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2006).

10.7	Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut and guarantee of Odyssey Re Holdings Corp. executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004) which amends the Lease Agreement between TIG Insurance Company and First Stamford Place Company, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

10.8	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

10.9	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2003).

10.10	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Clearwater Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.11	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Hudson Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.12	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Newline Underwriting Management Ltd. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.13	Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).

10.14	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

10.15	Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 33-57642), filed with the Commission on May 4, 2001).

10.16	Indemnification Agreement in favor of Odyssey Reinsurance Corporation from

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

10.29	Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement filed on March 21, 2002).**

10.30	Credit Agreement dated as of September 23, 2005 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, and the other parties thereto, and the promissory notes executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2005).

10.31	Commutation and Release Agreement effective as of September 29, 2006 between Clearwater Insurance Company and nSpire Re Limited (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).

+10.32	Resignation and Separation Agreement dated March 9, 2007 by and between Odyssey Re Holdings Corp. and Robert Giammarco.**

+21.1	List of the Registrant’s Subsidiaries.

+23.1	Consent of PricewaterhouseCoopers LLP.

*23.2	Consent of PricewaterhouseCoopers LLP.

+24	Powers of Attorney.

*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed

*	Filed herewith

**	Management contract or compensatory plan or arrangement

