Form 10-K
period 2007-12-31
ODYSSEY RE HOLDINGS CORP
filed 2008-02-28
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

The aggregate market value of the shares of all classes of voting shares of the registrant held by non-affiliates of the registrant on June 30, 2007 was $1,244.0 million, computed upon the basis of the closing sale price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of February 25, 2008, there were 68,934,594 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on or about April 23, 2008 are incorporated by reference in Part III of this Form 10-K.

ODYSSEY RE HOLDINGS CORP.

References in this Annual Report on Form 10-K to “OdysseyRe,” the “Company,” “we,” “us” and “our” refer to Odyssey Re Holdings Corp. and, unless the context otherwise requires or otherwise as expressly stated, its subsidiaries, including Odyssey America, Clearwater, Newline, Hudson, Hudson Specialty and Clearwater Select (as defined herein).

SAFE HARBOR DISCLOSURE

In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Company

OdysseyRe is a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance business, primarily focused on liability lines, in the United States and London. Our global presence is established through 13 offices, with principal locations in the United States, London, Paris, Singapore, Toronto and Latin America. We had gross premiums written of $2.3 billion in 2007 and our shareholders’ equity as of December 31, 2007 was $2.7 billion. For the year ended December 31, 2007, reinsurance represented 67.7% of our gross premiums written, and primary insurance represented the remainder, or 32.3%.

The United States is our largest market, generating 51.8% of our gross premiums written for the year ended December 31, 2007, with the remaining 48.2% comprised of international business. Our operations are managed through four divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of our reinsurance operations in the United States, Canada and Latin America. The Americas division primarily writes treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business, primarily through professional reinsurance brokers. The EuroAsia division, headquartered in Paris, writes primarily treaty and facultative property reinsurance. Our London Market division operates through Newline Syndicate (1218) at Lloyd’s and Newline Insurance Company Limited (collectively, “Newline”), where the business focus is casualty insurance, and our London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance in the United States, including medical malpractice and professional liability. Across our operations, 53.1% of our gross premiums written were generated from casualty business, 38.2% from property business and 8.7% from specialty classes, including marine and aviation and surety and credit.

Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware. In June 2001, we completed our initial public offering. Prior to our initial public offering, we were wholly owned by Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded Canadian financial services company. As of December 31, 2007, Fairfax owned 61.0% of our common shares.

Following is a summary of our principal operating subsidiaries:

•	Odyssey America Reinsurance Corporation (“Odyssey America”), a Connecticut property and casualty reinsurance company, is a direct subsidiary of the Company and is our principal reinsurance subsidiary. Odyssey America underwrites reinsurance on a worldwide basis.

•	Odyssey UK Holdings Corp. (“UK Holdings”), a subsidiary of Odyssey America, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it owns and manages Newline Syndicate 1218 at Lloyd’s and Newline Insurance Company Limited (collectively, “Newline”).

•	Clearwater Insurance Company (“Clearwater”), a Delaware company, is a direct subsidiary of Odyssey America. Clearwater holds insurance licenses in 43 states.

•	Hudson Insurance Company (“Hudson”), a Delaware company, is a direct subsidiary of Clearwater. Hudson, based in New York City, is the principal platform for our specialty insurance business and holds insurance licenses in 49 states.

•	Hudson Specialty Insurance Company (“Hudson Specialty”), a New York company, is a direct subsidiary of Clearwater and is an eligible surplus lines insurer in 41 states.

•	Clearwater Select Insurance Company (“Clearwater Select”), a Delaware company, is a direct subsidiary of Clearwater. Clearwater Select operates as an additional primary insurer in the Hudson group of companies and is widely licensed throughout the United States.

Business Objectives

Our objective is to build shareholder value by achieving an average annual growth in book value per common share of 15% over the long-term by focusing on underwriting profitability and generating superior investment returns. Our compounded annual growth in book value per common share from December 31, 2001, the year we became publicly traded, to December 31, 2007 was 20.4%. We intend to continue to achieve our objective through:

•	Adhering to a strict underwriting philosophy. We emphasize disciplined underwriting over premium growth, concentrating on carefully selecting the risks we reinsure and determining the appropriate price for such risks. We seek to achieve our principal objective of attracting and retaining high quality business by centrally managing our diverse operations.

•	Increasing our position in specialty insurance business. We intend to continue expanding our specialty insurance business by emphasizing underserved market segments or classes of business.

•	Pursuing attractive lines of business. We seek to take advantage of opportunities to write new lines of business or expand existing classes of business, based on market conditions and expected profitability. We expect to expand our position over time in domestic and international markets by delivering high quality service through maintaining a local presence in the markets that we serve.

•	Maintaining our commitment to financial strength and security. We are committed to maintaining a strong and transparent balance sheet. We will sustain financial flexibility through maintaining prudent operating and financial leverage and investing our portfolio primarily in high quality fixed income securities and value-oriented equity securities.

•	Achieving superior returns on invested assets. We manage our investments using a total return philosophy, seeking to maximize the economic value of our investments, as opposed to current income. We apply a long-term value-oriented philosophy to optimize the total returns on our invested assets.

Enterprise Risk Management

We seek to apply conservative risk management principles and practices throughout our company. We are engaged in continuous enhancement of our risk management framework through the identification of risks that threaten our ability to achieve certain financial and operational objectives. Our primary risk exposures emanate from underwriting, loss reserving, investing and operations. Our Chief Risk Officer, who reports directly to the Chief Executive Officer, leads a multi-disciplinary team whose tasks are to identify, measure, evaluate and manage risk. To assist with the measurement process, we have established risk tolerances for our business. Comparison of actual risk indications to established levels of tolerance are performed regularly. Results of these comparisons are reviewed with the Chief Executive Officer and others within senior management, and are periodically reported to our Board of Directors.

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

Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.

Lines of Business

Our reinsurance operations primarily consist of the following lines of business:

•	Casualty. Our casualty business includes a broad range of specialty casualty products, including professional liability, directors’ and officers’ liability, workers’ compensation and accident and health, as well as general casualty products, including general liability, and auto liability and personal accident coverages written on both a treaty proportional and excess of loss basis as well as on a facultative basis.

•	Property. Our property business includes reinsurance coverage to insurers for property damage or business interruption losses covered in industrial and commercial property and homeowners’ policies. This business is written on a treaty proportional and excess of loss basis. Outside the U.S., we also write property reinsurance on a facultative basis. Property reinsurance contracts are generally “all risk” in nature. Our most significant exposure is typically to losses from windstorms and earthquakes, although we are also exposed to losses from events as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. Our property reinsurance treaties generally exclude certain risks such as losses resulting from acts of war, nuclear, biological and chemical contamination, radiation and environmental pollution.

•	Marine and Aerospace. We provide reinsurance protection for marine hull, cargo, transit and offshore oil and gas operations on a proportional and non-proportional basis. We also provide specialized reinsurance protection in airline, general aviation and space insurance business primarily on a non-proportional basis.

•	Surety and Credit. Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers and the surety line relates primarily to bonds and other forms of security written by specialized surety insurers.

Our insurance operations primarily consist of the following lines of business:

•	Medical Malpractice. Our medical malpractice business primarily provides coverage for group and individual physicians and small and medium-sized hospital accounts. We offer commercial general liability in conjunction with medical malpractice coverage.

•	Professional Liability. Our professional liability business primarily consists of architects, engineers, environmental consultants and media professionals, as well as coverage for directors’ and officers’ liability.

•	Non-Standard Personal and Commercial Automobile. Our non-standard private passenger automobile book is primarily focused in California. Our specialty commercial automobile book consists primarily of off-duty liability for truckers and West Coast regional waste haulers.

•	Specialty Liability. Our specialty liability business primarily focuses on casualty risks in the excess and surplus markets. Our target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, miscellaneous general liability and other niche markets. We also provide occupational benefit coverages targeted to federally recognized tribes.

•	Property and Package. Our property and package business is primarily focused on New York commercial property, agriculture and offshore energy. Also included are risks of restaurant franchisees written throughout the United States.

The following table sets forth our gross premiums written, by line of business, for each of the three years in the period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In millions)

Property excess of loss	$351.4	15.4%	$313.9	13.4%	$355.1	13.5%
Property proportional	319.7	14.0	361.9	15.5	438.7	16.7
Property facultative	21.8	0.9	16.9	0.7	27.3	1.0

Property reinsurance	692.9	30.3	692.7	29.6	821.1	31.2

Casualty excess of loss	255.0	11.2	316.7	13.6	287.8	11.0
Casualty proportional	290.0	12.7	273.1	11.7	404.1	15.4
Casualty facultative	82.0	3.6	94.1	4.0	105.1	4.0

Casualty reinsurance	627.0	27.5	683.9	29.3	797.0	30.4

Marine and aerospace	128.7	5.6	144.4	6.2	141.8	5.4
Surety and credit	97.3	4.3	101.9	4.4	104.5	4.0
Miscellaneous	—	—	0.7	—	(0.8)	—

Total reinsurance	1,545.9	67.7	1,623.6	69.5	1,863.6	71.0

Medical malpractice	130.2	5.7	152.8	6.6	150.6	5.7
Professional liability	139.3	6.1	131.0	5.6	114.2	4.4
Personal auto	51.6	2.3	77.7	3.3	103.6	3.9
Specialty liability	90.4	4.0	81.8	3.5	90.5	3.5
Commercial auto	52.4	2.3	35.6	1.5	32.4	1.2
Property and package	68.4	3.0	30.7	1.3	29.7	1.1

U.S. insurance	532.3	23.4	509.6	21.8	521.0	19.8
Liability lines — Newline and NICL	201.5	8.8	198.9	8.5	234.9	8.9
Other lines — Newline	3.0	0.1	3.6	0.2	7.4	0.3

Total insurance	736.8	32.3	712.1	30.5	763.3	29.0

Total gross premiums written	$2,282.7	100.0%	$2,335.7	100.0%	$2,626.9	100.0%

For the year ended December 31, 2007, total reinsurance gross premiums written were $1,545.9 million, or 67.7% of our gross premiums written, and the remaining $736.8 million, or 32.3%, was insurance business. Our insurance premiums include our U.S. Insurance division and business written by our Lloyd’s syndicate and Newline Insurance Company Limited, which are part of our London Market division. Treaty reinsurance represents 63.2% of our total gross premiums written and 93.3% of our total reinsurance gross premiums written. Facultative reinsurance is 4.5% of our gross premiums written and 6.7% of our total reinsurance business. During 2007, 51.0% of our total reinsurance gross premiums written was proportional and 49.0% was excess of loss.

We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. For the year ended December 31, 2007, $271.7 million, or 11.9%, of our gross premiums written were derived from property catastrophe excess of loss reinsurance. We also write property business, which has exposure to catastrophes, on a proportional basis, in North America and Latin America. In addition, the EuroAsia division primarily writes property business, with exposure to catastrophes, primarily in Europe, Japan, the Pacific Rim and the Middle East.

Treaty casualty business accounted for $545.0 million, or 23.9%, of gross premiums written for the year ended December 31, 2007, of which 53.2% was written on a proportional basis and 46.8% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, workers’ compensation and accident and health, as well as general casualty products, including general liability and auto liability. Treaty property business represented $671.1 million, or 29.4%, of gross premiums written for the year ended December 31, 2007, primarily consisting of commercial property and homeowners’ coverage, of which 47.6% was written on a proportional basis and 52.4% was written on an excess of loss basis. Marine and aerospace business accounted for $128.7 million, or 5.6%, of gross premiums written for the year ended December 31, 2007, of which 30.3% was written on an excess of loss basis and 69.7% on a proportional basis. Surety, credit and other miscellaneous reinsurance lines accounted for 4.3% of gross premiums written in 2007.

Facultative reinsurance accounted for $103.8 million, or 4.5%, of gross premiums written for the year ended December 31, 2007, with 97.8% derived from the Americas division and 2.2% from the EuroAsia division. With respect to facultative business in the United States, we write only casualty lines of business, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto lines; with respect to facultative business in Latin America and EuroAsia, we write primarily property lines of business.

We operate at Lloyd’s through our wholly owned syndicate, Newline Syndicate 1218, which focuses on casualty insurance. Our Lloyd’s membership provides strong brand recognition, extensive broker and distribution channels, worldwide licensing and augments our ability to write insurance business on an excess and surplus lines basis in the United States.

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

We currently expect that our net premiums written could decline by approximately 10% for the year ended December 31, 2008 as compared to 2007. This primarily reflects our expectation of continued competition in the insurance and reinsurance marketplace, and our philosophy of disciplined underwriting, which requires us to non-renew or not accept underpriced business. While pricing generally remains adequate across the casualty market, we expect a decline in casualty classes of business, reflecting continued lower levels of reinsurance purchased by our customers and increased competition in certain specialty classes.

Divisions

Our business is organized across four operating divisions: the Americas, EuroAsia, London Market, and U.S. Insurance divisions. The table below illustrates gross premiums written by division for each of the three years in the period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In millions)

Americas	$834.9	36.6%	$924.2	39.6%	$1,130.5	43.1%
EuroAsia	565.6	24.8	561.2	24.0	543.8	20.7
London Market	349.9	15.3	340.7	14.6	431.6	16.4
U.S. Insurance	532.3	23.3	509.6	21.8	521.0	19.8

Total gross premiums written	$2,282.7	100.0%	$2,335.7	100.0%	$2,626.9	100.0%

Americas Division

The Americas is our largest division, accounting for $834.9 million, or 36.6%, of our gross premiums written for the year ended December 31, 2007. The Americas division is organized into three major units: the United States, Latin America and Canada. The Americas division writes treaty, casualty and property, and facultative casualty reinsurance in the United States and Canada. In Latin America we write treaty and facultative property reinsurance along with other predominantly short-tail lines. The Americas division operates through six offices: Stamford, New York City, Mexico City, Miami, Santiago and Toronto, and as of December 31, 2007 had 319 employees. The Americas division’s principal client base includes small to medium-sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies. Business is generated mainly through brokers.

The following table displays gross premiums written by each of the units within the Americas division for each of the three years in the period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In millions)

United States	$650.6	77.9%	$756.4	81.8%	$929.9	82.3%
Latin America	141.4	16.9	134.9	14.6	148.6	13.1
Canada	43.3	5.2	32.0	3.5	50.4	4.5
Other	(0.4)	—	0.9	0.1	1.6	0.1

Total gross premiums written	$834.9	100.0%	$924.2	100.0%	$1,130.5	100.0%

The United States unit provides treaty reinsurance of virtually all classes of non-life insurance. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine and aerospace, accident and health, and surety lines. Facultative casualty reinsurance is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial auto. The United States unit operates out of offices in Stamford and New York

City. The following table displays gross premiums written, by business segment, for the United States for each of the last three years in the period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
			(In millions)

Specialty casualty	$295.4	45.4%	$320.9	42.4%	$339.6	36.5%
Property	148.1	22.8	192.3	25.4	252.1	27.1
Facultative	82.0	12.6	94.1	12.4	104.9	11.3
General casualty	74.6	11.5	89.0	11.8	103.0	11.1
Surety	36.4	5.6	39.3	5.2	47.4	5.1
Marine	18.3	2.8	25.2	3.3	25.4	2.7
Alternative risk	(2.4)	(0.4)	(3.9)	(0.5)	54.8	5.9
Other	(1.8)	(0.3)	(0.5)	—	2.7	0.3

Total gross premiums written	$650.6	100.0%	$756.4	100.0%	$929.9	100.0%

The Latin America unit writes primarily treaty and facultative business throughout Latin America and the Caribbean. The business is predominantly property in nature, but also includes auto, marine and other lines. The Latin America unit has its principal office in Mexico City, with satellite offices in Miami and Santiago. The Canadian unit, which is based in Toronto, writes primarily property reinsurance but also underwrites casualty, crop and surety business, all on a treaty basis.

The following table displays gross premiums written for the Americas division, by type of business, for each of the three years in the period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
			(In millions)

Property excess of loss	$125.1	15.0%	$122.7	13.3%	$135.7	12.0%
Property proportional	123.3	14.8	158.1	17.1	227.4	20.1
Property facultative	19.5	2.3	13.7	1.5	24.1	2.2

Property reinsurance	267.9	32.1	294.5	31.9	387.2	34.3

Casualty excess of loss	181.5	21.7	231.1	25.0	203.4	18.0
Casualty proportional	232.5	27.9	221.2	23.9	345.8	30.6
Casualty facultative	82.0	9.8	94.1	10.2	105.2	9.3

Casualty reinsurance	496.0	59.4	546.4	59.1	654.4	57.9

Marine and aerospace	25.4	3.0	36.2	3.9	37.5	3.3
Surety and credit	45.6	5.5	46.4	5.0	52.2	4.6
Miscellaneous lines	—	—	0.7	0.1	(0.8)	(0.1)

Total gross premiums written	$834.9	100.0%	$924.2	100.0%	$1,130.5	100.0%

EuroAsia Division

The EuroAsia division accounted for $565.6 million, or 24.8%, of our gross premiums written for the year ended December 31, 2007. The division primarily writes property business. The EuroAsia division operates out of four offices, with principal offices in Paris and Singapore and satellite offices in Stockholm and Tokyo, and as of December 31, 2007 had 88 employees. Business is produced through a strong network of global and regional brokers. The EuroAsia division underwrites through brokers for 65.6% of the business and 34.4% directly. Our top five brokers for the EuroAsia division in 2007, Aon Corporation, Guy Carpenter & Co., Inc., Benfield Group, Ltd,

Willis Re Group Holdings, Ltd, and Protection Reinsurance Intermediaries, generated 49.2% of the division’s business in 2007.

The Paris branch office is the headquarters of the EuroAsia division and the underwriting center in charge of Europe, the Middle East and Africa, with an office in Stockholm, Sweden, covering the Nordic countries and Russia. The Paris branch writes primarily property, motor, credit and bond, accident and health, marine and aerospace and liability business. The Asia Pacific Rim unit, headquartered in Singapore with an office in Tokyo, writes reinsurance on both a treaty and facultative basis. The primary lines of business offered in the Asia Pacific Rim unit include property, marine, motor, accident and health, bond coverages and liability business. During 2007, Europe represented 68.6% of gross premiums written while Asia represented 18.1% and the Middle East, Africa and America comprised the remaining 13.3%.

The following table displays gross premiums written for the EuroAsia division, by type of coverage, for each of the last three years in the period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In millions)

Property	$348.1	61.5%	$341.0	60.8%	$326.0	60.0%
Motor	79.6	14.1	85.0	15.1	88.4	16.3
Surety and credit	51.6	9.1	55.5	9.9	52.3	9.6
Marine	36.4	6.4	33.3	5.9	28.5	5.2
Liability	28.0	5.0	23.5	4.2	22.7	4.2
Aerospace	11.8	2.1	12.6	2.3	14.4	2.6
Accident and health	10.1	1.8	10.3	1.8	11.5	2.1

Total gross premiums written	$565.6	100.0%	$561.2	100.0%	$543.8	100.0%

The property business, including the property component of motor business, in EuroAsia is 54.6% proportional, 44.8% excess of loss and 0.6% facultative. Per risk coverages account for 53.7% of the property business, while 28.5% relates to catastrophe coverage.

The following table displays gross premiums written for the EuroAsia division, by type of business, for each of the three years in the period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In millions)

Property excess of loss	$160.0	28.3%	$143.7	25.6%	$140.0	25.8%
Property proportional	195.3	34.5	203.8	36.3	203.1	37.3
Property facultative	2.2	0.4	3.2	0.6	3.3	0.6

Property	357.5	63.2	350.7	62.5	346.4	63.7

Casualty excess of loss	66.8	11.8	70.4	12.5	66.9	12.3
Casualty proportional	41.5	7.3	38.7	6.9	35.0	6.5

Casualty	108.3	19.1	109.1	19.4	101.9	18.8

Marine and aerospace	48.1	8.5	45.9	8.2	43.2	7.9
Surety and credit	51.7	9.2	55.5	9.9	52.3	9.6

Total gross premiums written	$565.6	100.0%	$561.2	100.0%	$543.8	100.0%

The property and casualty components of motor business have been included in the property and casualty amounts in the above table.

London Market Division

The London Market division accounted for $349.9 million, or 15.3%, of our gross written premiums for the year ended December 31, 2007. The London Market division operates through the Newline Syndicate (1218) at Lloyd’s, Newline Insurance Company Limited and the London branch, and as of December 31, 2007 had 80 employees. Newline’s business focus is international casualty, motor insurance and facultative reinsurance while the London branch writes worldwide treaty reinsurance. Our underwriting platforms are run by an integrated management team with a common business approach. Business is distributed through a diverse group of brokers, with the top five brokers representing 57.8% of gross premiums written. Our top London Market division brokers include Aon Corporation, Marsh Inc., Willis Re Group Holdings Ltd, Lockton Companies International and Jardine Lloyd Thompson.

For the year ended December 31, 2007, the London branch had gross premiums written of $145.3 million, or 41.5% of the total London Market division. The London branch writes worldwide treaty reinsurance through three business units: property, marine and aerospace, and international casualty. The property unit (comprising mainly retrocessional and catastrophe excess of loss business) represents 46.4% of the total gross premiums written for the year ended December 31, 2007. Geographically, 81.0% of the branch business is located in the United Kingdom, Western Europe and the United States.

For the year ended December 31, 2007, Newline had gross premiums written of $204.6 million, or 58.5% of the total London Market division. Newline writes international casualty and motor insurance and facultative reinsurance in seven sectors: professional indemnity, directors’ and officers’ liability, commercial crime and bankers’ blanket bond, motor, satellite, medical malpractice and public and products liability. Newline’s target market is generally small to medium-sized accounts which could be either private or public companies. The United Kingdom, Australia and Western Europe represent 79.5% of Newline’s business.

The following table displays gross premiums written for the London Market division, by type of business, for each of the three years in the period ended December 31, 2007:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In millions)

Property excess of loss	$66.3	19.0%	$47.5	13.9%	$79.4	18.4%
Property proportional	1.1	0.3	—	—	8.3	1.9

Property reinsurance	67.4	19.3	47.5	13.9	87.7	20.3

Casualty excess of loss	6.8	1.9	15.2	4.5	17.5	4.1
Casualty proportional	16.0	4.6	13.2	3.9	23.1	5.4

Casualty reinsurance	22.8	6.5	28.4	8.4	40.6	9.5

Marine and aerospace	55.1	15.7	62.3	18.3	61.0	14.1

Total reinsurance	145.3	41.5	138.2	40.6	189.3	43.9
Liability lines — Newline	201.5	57.6	198.9	58.4	234.9	54.4
Other — Newline	3.1	0.9	3.6	1.0	7.4	1.7

Total gross premiums written	$349.9	100.0%	$340.7	100.0%	$431.6	100.0%

U.S. Insurance Division

Trademarked as “Hudson Insurance Group,” the U.S. Insurance division provides underwriting capacity on an admitted and non-admitted basis to medical malpractice and specialty insurance markets nationwide. The U.S. Insurance division generated $532.3 million, or 23.3%, of our gross premiums written for the year ended December 31, 2007. The U.S. Insurance division operates from offices in New York, Chicago and Napa, and as of December 31, 2007 had 148 employees.

Our medical malpractice business provides coverage principally to small and medium-sized hospitals, physicians and physician groups, and is primarily focused on 15 states throughout the United States. Coverage is generally offered on a claims-made basis and is written on a surplus lines basis to provide rate and form flexibility. This business is distributed primarily through regional brokers.

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

The following table displays gross premiums written for the U.S. Insurance division, by type of business, for the years ended December 31, 2007, 2006 and 2005, respectively:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In millions)

Professional liability	$139.3	26.2%	$131.0	25.7%	$114.2	21.9%
Medical malpractice	130.2	24.4	152.8	30.0	150.6	28.9
Specialty liability	90.3	17.0	81.8	16.1	90.5	17.4
Property and package	68.5	12.9	30.7	6.0	29.7	5.7
Commercial auto	52.4	9.8	35.6	7.0	32.4	6.2
Personal auto	51.6	9.7	77.7	15.2	103.6	19.9

Total gross premiums written	$532.3	100.0%	$509.6	100.0%	$521.0	100.0%

The following table provides additional detail regarding our medical malpractice business for the years ended December 31, 2007, 2006 and 2005, respectively:

	Years Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
	(In millions)

Physician groups and clinics	$41.2	31.6%	$41.9	27.4%	$50.3	33.4%
Hospitals	40.5	31.1	46.1	30.2	32.8	21.8
Select markets	21.1	16.2	31.6	20.7	41.4	27.5
Individual physicians	20.5	15.8	24.0	15.7	20.4	13.5
Other healthcare providers	6.9	5.3	9.2	6.0	5.7	3.8

Medical malpractice gross premiums written	$130.2	100.0%	$152.8	100.0%	$150.6	100.0%

Retention Levels and Retrocession Arrangements

Our underwriting guidelines as of December 31, 2007 impose maximum retentions on a per risk basis. We believe that the levels of gross capacity per property risk that are in place are sufficient to achieve our objectives in the marketplace. The following table illustrates the current gross capacity, cession (reinsurance retrocession) and net retention generally applicable under our underwriting guidelines. Larger limits may occasionally be written subject to the approval of senior management.

	Gross	Retrocession/	Net
	Capacity	Reinsurance	Retention
	(In millions)

Treaty
Property	$15.0	$—	$15.0
Casualty	7.5	—	7.5
Facultative
Property	10.0	8.0	2.0
Casualty	5.0	2.0	3.0
Insurance
Medical malpractice	11.0	10.2	0.8
Other casualty	10.0	7.0	3.0
Property	10.0	8.0	2.0
Newline	19.6	14.7	4.9

We are subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against this risk we buy catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the cost vary from year to year. Since 2006, we have chosen not to purchase non-proportional reinsurance for our core U.S. property account other than limited and/or partial covers. In 2007, we purchased some non-U.S. catastrophe excess of loss protection as well as some additional specific protections for our facultative property account in Latin America and Asia.

When we enter into retrocessional agreements, we cede to reinsurers a portion of our risks and pay premiums based upon the risk and exposure of the policies subject to the reinsurance. Although the reinsurer is liable to us for the reinsurance ceded, we retain the ultimate liability in the event the reinsurer is unable to meet its obligation at some later date. Our objective is to purchase reinsurance from reinsurers rated “A−” or better by Standard & Poor’s Insurance Rating Services (“Standard & Poor’s”) or A.M. Best Company, Inc. (“A.M. Best”). Reinsurers with lower ratings will be considered if the reinsurance security is collateralized, or with senior management approval.

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

Our ten largest reinsurers represent 49.1% of our total reinsurance recoverables as of December 31, 2007. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $14.7 million of reinsurance recoverables as of December 31, 2007, and the average balance is less than $3.0 million.

The following table shows the total amount which is recoverable from each of our ten largest reinsurers for paid and unpaid losses as of December 31, 2007, the amount of collateral held, and each reinsurer’s A.M. Best rating (in millions):

	Reinsurance	Percent of		A.M. Best
Reinsurer	Recoverable	Total	Collateral	Rating

Underwriters Reinsurance Company (Barbados)	$74.0	10.2%	$74.0	NR
Lloyd’s of London	72.5	10.0	0.3	A
Swiss Reinsurance America Corporation	35.2	4.8	—	A+
Swiss Re UK	33.5	4.6	—	A+
Federal Insurance Company	33.1	4.6	—	A++
Hannover Rueckversicherung — AG	26.5	3.6	0.4	A
Transatlantic Reinsurance Company	23.1	3.2	—	A+
Ace Property & Casualty Insurance	22.3	3.1	—	A+
Arch Reinsurance Company	20.4	2.8	23.6	A
Partner Reinsurance Company US	16.4	2.2	—	A+

Sub-total	357.0	49.1	98.3
All Other	369.6	50.9	85.8

Total	$726.6	100.0%	$184.1

For additional information on our retrocession agreements, please refer to Notes 9 and 10 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

For our medical malpractice business, written by the U.S. Insurance division, we employ a professional claims staff to confirm coverage, investigate, and administer all other aspects of the adjusting process from the inception to the final resolution of insurance claims. Insurance claims relating to our specialty insurance business conducted through program administrators are generally handled by third party administrators, typically specialists in a defined business, who have limited authority and are subject to continuous oversight and review by our internal professional claims staff.

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

We rely on loss information received from ceding companies to establish our estimate of losses and LAE. The types of information we receive from ceding companies generally vary by the type of contract. Proportional contracts are generally reported on at least a quarterly basis, providing premium and loss activity as estimated by the ceding company. Our experienced accounting staff has the primary responsibility for managing the handling of information received on these types of contracts. Our claims staff may also assist in the analysis, depending on the size or type of individual loss reported on proportional contracts. Cedant reporting for facultative and treaty excess of loss contracts includes detailed individual claim information, including the description of injury, confirmation of cedant liability, and the cedant’s current estimate of liability. Our experienced claims staff has the responsibility for managing and analyzing the individual claim information. Based on the claims staff’s evaluation of the claim, we may choose to establish additional case reserves over that reported by the ceding company. Due to potential differences in ceding company reserving and reporting practices, our accounting, claims and internal audit departments perform reviews on ceding carriers to ensure that their underwriting and claims procedures meet our standards.

We also establish reserves to provide for incurred but not reported (“IBNR”) claims and the estimated expenses of settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process, known as loss adjustment expenses. We periodically revise such reserves to adjust for changes in the expected loss development pattern over time.

We rely on the underwriting and claim information provided by ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to compile our analysis of losses and LAE. This data is aggregated by geographic region and type of business to facilitate analysis. We calculate incurred but not reported loss and LAE reserves using generally accepted actuarial reserving techniques to project the ultimate liability for losses and LAE. IBNR includes a provision for losses incurred but not yet reported to us as well as anticipated additional emergence on claims already reported by the ceding companies or claimants. The actuarial techniques for projecting loss and LAE reserves rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing and claim cost trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date.

Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events that may or may not occur in the future, thereby affecting assumptions of claims frequency and severity. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The eventual outcome of these events may be different from the assumptions underlying our reserve estimates. In the event that loss trends diverge from expected trends, we adjust our reserves to reflect the actual emergence which is known during the period. On a quarterly basis, we compare actual emergence in the quarter and cumulatively since the implementation of the last reserve review to the expectation of reported loss for the period. Variation in actual emergence from expectations may result in a change in loss and LAE reserve. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. Changes in expected claim payment rates, which represent one component of loss and LAE emergence, may also impact our liquidity and capital resources, as discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have exposure to asbestos, environmental pollution and other latent injury damage claims on policies written prior to the mid 1980s. Included in our reserves are amounts related to asbestos-related illnesses and environmental impairment, which, net of related reinsurance recoverables, totaled $256.9 million and $215.7 million as of December 31, 2007 and 2006, respectively. The majority of our asbestos and environmental related liabilities arise from contracts written by Clearwater before 1986 that were underwritten as standard general liability coverages where the contracts contained terms which, for us and the industry overall, have been interpreted by the courts to provide coverage for asbestos and environmental exposures not contemplated by the original pricing or reserving of the covers. Our estimate of our ultimate liability for these exposures includes case basis reserves and a provision for liabilities incurred but not yet reported. Case basis reserves are a combination of reserves reported to us by ceding companies and additional case reserves determined by our dedicated asbestos and environmental claims unit. We rely on an annual analysis of Company and industry loss emergence trends to estimate the loss and LAE reserve for this exposure, including projections based on historical loss emergence and loss completion factors supplied from other company and industry sources, with monitoring of emerging experience on a quarterly basis.

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

We believe these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-asbestos and non-environmental exposures. See Note 8 to the consolidated financial statements for additional historical information on loss and LAE reserves for these exposures.

In the event that loss trends diverge from expected trends, we may have to adjust our reserves for loss and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. Management believes that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at December 31, 2007. Due to the uncertainty involving estimates of ultimate loss and LAE, including asbestos and environmental exposures, management does not attempt to produce a range around its best estimate of loss.

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

The “Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table” that follows presents the development of balance sheet loss and LAE reserves for calendar years 1997 through 2007. The upper half of the table shows the cumulative amounts paid during successive years related to the opening reserve. For example, with respect to the reserves for unpaid losses and LAE of $2,134 million as of December 31, 1997, by the end of 2007, $1,983 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $2,134 million was re-estimated to be $2,584 million as of December 31, 2007. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the cumulative deficiency of $450 million, which has been reflected in our consolidated financial statements as of December 31, 2007, related to December 31, 1997 for unpaid losses and LAE reserves of $2,134 million, represents the cumulative amount by which net reserves for 1997 have developed unfavorably from 1998 through 2007.

Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2000 for $150,000 was first reserved in 1997 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1997 through 1999 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table
Presented Net of Reinsurance With Supplemental Gross Data

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(In millions)

Reserves for unpaid losses and LAE	$2,134	$1,988	$1,831	$1,667	$1,674	$1,864	$2,372	$3,172	$3,911	$4,403	$4,475
Paid (cumulative) as of:
One year later	546	594	609	596	616	602	632	914	787	1,111
Two years later	994	1,055	1,042	1,010	985	999	1,213	1,298	1,614
Three years later	1,342	1,353	1,333	1,276	1,296	1,424	1,456	1,835
Four years later	1,518	1,546	1,506	1,553	1,602	1,563	1,898
Five years later	1,649	1,675	1,718	1,802	1,666	1,932
Six years later	1,756	1,828	1,901	1,827	1,968
Seven years later	1,848	1,941	1,904	2,061
Eight years later	1,928	1,896	2,102
Nine years later	1,861	2,045
Ten years later	1,983
Liability re-estimated as of:
One year later	2,113	2,034	1,846	1,690	1,760	1,993	2,561	3,345	4,051	4,444
Two years later	2,151	2,043	1,862	1,787	1,935	2,240	2,828	3,537	4,144
Three years later	2,131	2,044	1,951	2,018	2,194	2,573	3,050	3,736
Four years later	2,128	2,104	2,144	2,280	2,514	2,828	3,294
Five years later	2,169	2,246	2,332	2,581	2,726	3,077
Six years later	2,237	2,345	2,572	2,750	2,973
Seven years later	2,284	2,475	2,702	2,969
Eight years later	2,372	2,571	2,893
Nine years later	2,443	2,735
Ten years later	2,584
Cumulative redundancy/(deficiency)	$(450)	$(747)	$(1,062)	$(1,302)	$(1,299)	$(1,213)	$(922)	$(564)	$(233)	$(41)

Gross liability — end of year	$2,894	$2,692	$2,570	$2,566	$2,720	$2,872	$3,400	$4,225	$5,118	$5,142	$5,119
Reinsurance recoverables	760	704	739	899	1,046	1,008	1,028	1,053	1,207	739	644

Net liability — end of year	2,134	1,988	1,831	1,667	1,674	1,864	2,372	3,172	3,911	4,403	4,475

Gross re-estimated liability at December 31, 2007	3,627	3,899	4,164	4,367	4,530	4,531	4,551	4,936	5,403	5,188
Re-estimated recoverables at December 31, 2007	1,043	1,164	1,271	1,398	1,557	1,454	1,257	1,200	1,259	744

Net re-estimated liability at December 31, 2007	2,584	2,735	2,893	2,969	2,973	3,077	3,294	3,736	4,144	4,444

Gross cumulative deficiency	$(733)	$(1,207)	$(1,594)	$(1,801)	$(1,810)	$(1,659)	$(1,151)	$(711)	$(285)	$(46)

The cumulative deficiency in 2006 reserves for unpaid losses and LAE for the year ended December 31, 2007 is $41 million. Through December 31, 2007, the cumulative deficiencies in 2005, 2004 and 2003 reserves for unpaid losses and LAE were $233 million, $564 million and $922 million, respectively. The cumulative deficiency in 2006 reserves for unpaid losses and LAE for the year ended December 31, 2007 principally resulted from increased reserves for asbestos and environmental pollution liabilities associated with contracts generally written prior to 1986. These contracts contained terms that, for us and the industry overall, have been interpreted by the courts to provide coverage for exposures that were not contemplated by the original pricing or reserving of the covers. The cumulative deficiency in 2005, 2004 and 2003 reserves for unpaid losses and LAE for the year ended December 31, 2007 was principally attributable to increased loss estimates for U.S. casualty business written in the late 1990s and early 2000s. The U.S. casualty classes of business include general liability, professional liability and excess workers’ compensation. In recent calendar years, we experienced loss emergence, resulting from a combination of higher claim frequency and severity, that was greater than our expectations, which were previously established based on a review of prior years’ loss trends for this business written in the late 1990s and early 2000s. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the competitive conditions in the industry at that time. These competitive conditions resulted in pricing pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Professional liability was impacted by the increase in frequency and severity of claims relating to bankruptcies and other financial and management improprieties in the late 1990s and early 2000s.

We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at December 31, 2007. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse effects to our financial results.

The following table is derived from the “Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table” above. It summarizes the effect of re-estimating prior year loss reserves, net of reinsurance, on pre-tax income for the latest ten calendar years through December 31, 2007. Each column represents the calendar year development by each accident year. For example, in calendar year 2007, the impact of re-estimates of prior year loss reserves reduced pre-tax income by $40.5 million.

	Development in Calendar Year
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(In millions)

Accident Year Contributing to Loss Reserve Development
1997 and Prior	$21.4	$(38.3)	$19.4	$2.4	$(41.9)	$(67.5)	$(46.3)	$(88.2)	$(71.5)	$(140.8)
1998		(7.4)	(29.6)	(4.0)	(19.0)	(74.0)	(52.1)	(41.8)	(24.5)	(24.0)
1999			(5.7)	(15.0)	(28.0)	(51.0)	(89.5)	(110.8)	(33.9)	(26.1)
2000				(6.5)	(9.0)	(38.0)	(74.6)	(59.3)	(39.8)	(27.5)
2001					12.4	56.0	2.5	(19.0)	(42.4)	(29.4)
2002						46.6	12.2	(13.8)	(42.3)	(1.7)
2003							57.8	66.7	32.4	5.2
2004								93.5	29.6	45.2
2005									52.5	106.4
2006										52.2

Total Calendar Year Effect on Pre-tax Income Resulting from Reserve Re-estimation	$21.4	$(45.7)	$(15.9)	$(23.1)	$(85.5)	$(127.9)	$(190.0)	$(172.7)	$(139.9)	$(40.5)

The significant increase in reserves on accident years 1997 and prior for calendar year 2007 related principally to increased reserves for asbestos and environmental pollution liabilities.

The significant increase in reserves on accident years 1998 through 2002 for recent calendar years related principally to casualty reinsurance written in the United States in the late 1990s and early 2000s. These years experienced a proliferation of claims relating to bankruptcies and corporate improprieties. This resulted in an increase in the frequency and severity of claims in professional liability lines. Additionally, general liability and excess workers’ compensation classes of business in this period reflected increasing competitive conditions. These factors have impacted our ability to estimate losses and LAE for these exposures for recent calendar years.

Improvements in competitive conditions and economic environment beginning in 2001 have resulted in a generally downward trend on re-estimated reserves for accident years 2003 through 2006. Initial loss estimates for these more recent accident years did not fully anticipate the improvements in competitive and economic conditions achieved since the early 2000s.

The following table summarizes our provision for unpaid losses and LAE for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Gross unpaid losses and LAE, beginning of year	$5,142.1	$5,117.7	$4,224.6
Less: ceded unpaid losses and LAE, beginning of year	739.0	1,206.8	1,052.8

Net unpaid losses and LAE, beginning of year	4,403.1	3,910.9	3,171.8

Add: Losses and LAE incurred related to:
Current year	1,367.9	1,344.3	1,888.9
Prior years	40.5	139.9	172.7

Total losses and LAE incurred	1,408.4	1,484.2	2,061.6

Less: Paid losses and LAE related to:
Current year	251.4	251.3	380.7
Prior years	1,111.1	787.3	913.7

Total paid losses and LAE	1,362.5	1,038.6	1,294.4

Effects of exchange rate changes	26.6	46.6	(28.1)

Net unpaid losses and LAE, end of year	4,475.6	4,403.1	3,910.9
Add: ceded unpaid losses and LAE, end of year	643.5	739.0	1,206.8

Gross unpaid losses and LAE, end of year	$5,119.1	$5,142.1	$5,117.7

The above amounts reflect tabular reserving for workers’ compensation indemnity reserves that are considered fixed and determinable. We discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2007, 2006 and 2005 was $89.4 million, $95.1 million and $90.3 million, respectively.

Gross and net development for asbestos and environmental reserves for the last three calendar years are provided in the following table (in millions):

	2007	2006	2005

Asbestos
Gross unpaid losses and LAE, beginning of year	$308.7	$274.7	$242.2
Add: Gross losses and LAE incurred	86.0	62.4	54.2
Less: Gross calendar year paid losses and LAE	55.4	28.4	21.7

Gross unpaid losses and LAE, end of year	$339.3	$308.7	$274.7

Net unpaid losses and LAE, beginning of year	$189.0	$119.3	$82.7
Add: Net losses and LAE incurred	63.0	27.1	41.2
Less: Net calendar year paid losses and LAE	29.6	(42.6)	4.6

Net unpaid losses and LAE, end of year	$222.4	$189.0	$119.3

Environmental
Gross unpaid losses and LAE, beginning of year	$35.9	$40.4	$29.9
Add: Gross losses and LAE incurred	14.2	(0.6)	9.7
Less: Gross calendar year paid losses and LAE	8.1	3.9	(0.8)

Gross unpaid losses and LAE, end of year	$42.0	$35.9	$40.4

Net unpaid losses and LAE, beginning of year	$26.7	$13.5	$16.3
Add: Net losses and LAE incurred	14.5	(2.2)	(0.9)
Less: Net calendar year paid losses and LAE	6.7	(15.4)	1.9

Net unpaid losses and LAE, end of year	$34.5	$26.7	$13.5

Net losses and LAE incurred for asbestos claims increased $63.0 million, $27.1 million and $41.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in 2006 net losses and LAE incurred included a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million related to the commutation of this agreement in addition to a net reserve increase of $40.6 million. Also as a result of this commutation, net reserves were increased by $49.9 million and net paid losses were decreased by $63.4 million.

Net losses and LAE incurred for environmental claims increased $14.5 million for the year ended December 31, 2007 and decreased $2.2 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively. The decrease in 2006 net losses and LAE incurred included a net reserve decrease of $0.3 million, a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement. As a result of this commutation, net reserves were increased by $17.3 million and net paid losses were decreased by $19.2 million.

Our survival ratio for asbestos and environmental-related liabilities as of December 31, 2007 is 11 years. Our underlying survival ratio for asbestos-related liabilities is 11 years and for environmental-related liabilities is 17 years. The asbestos and environmental related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, on December 31, 2007, divided by the average paid asbestos and environmental claims for the last three years of $22.8 million, which is net of reinsurance (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance and Retrocessions”).

Investments

As of December 31, 2007, we held cash and investments totaling $7.8 billion, with a net unrealized gain of $135.9 million, before taxes. Our overall strategy is to maximize the total return of the investment portfolio, while prudently preserving invested capital and providing sufficient liquidity for the payment of claims and other policy obligations.

Our investment guidelines stress preservation of capital, market liquidity, diversification of risk and a long-term, value-oriented strategy. We seek to invest in securities that we believe are selling below their intrinsic value, in order to protect capital from loss and generate above-average total returns.

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

	At December 31,
	2007		2006
	$	% of Total	$	% of Total
	(In millions)

Fixed income securities, available for sale, at fair value	$4,402.3	56.6%	$3,501.6	49.6%
Fixed income securities, held as trading, at fair value	243.2	3.1	—	—
Redeemable preferred stock, at fair value	1.2	—	—	—
Equity securities, at fair value	885.8	11.4	636.8	9.0
Equity securities, at equity	157.4	2.0	245.4	3.5
Cash, cash equivalents and short-term investments	1,381.7	17.8	2,181.2	30.9
Other invested assets	412.6	5.3	136.1	1.9
Cash and cash equivalents held as collateral	295.2	3.8	365.0	5.1

Total cash and invested assets	$7,779.4	100.0%	$7,066.1	100.0%

As of December 31, 2007, 92.5% of our fixed income securities are rated “AAA,” as measured by Standard & Poor’s, and an average yield to maturity, based on fair values, of 4.3% before investment expenses. As of December 31, 2007 the duration of our fixed income securities was 6.6 years. Including short-term investments, cash and cash equivalents, the duration was 5.1 years.

Market Sensitive Instruments.  Our investment portfolio includes investments that are subject to changes in market values, such as changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would cause a decrease in total return of 6.0% and 11.2%, respectively, which equates to a decrease in fair value of $278.0 million and $518.3 million, respectively, on a fixed income portfolio valued at $4.6 billion as of December 31, 2007. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

The following table summarizes the fair value of our investments (other than common stocks at equity and other invested assets) at the dates indicated:

	At December 31,
Type of Investment	2007	2006
	(In millions)

United States government, government agencies and authorities	$3,057.6	$2,517.4
States, municipalities and political subdivisions	179.8	181.0
Foreign governments	1,126.3	441.5
All other corporate	38.6	361.7

Total fixed income securities, available for sale	4,402.3	3,501.6
Fixed income securities, held for trading	243.2	—
Redeemable preferred stock	1.2	—
Common stocks, at fair value	885.8	636.8
Short-term investments, at fair value	483.7	119.4
Cash and cash equivalents held as collateral	295.2	365.0
Cash and cash equivalents	898.0	2,061.8

Total	$7,209.4	$6,684.6

The following table summarizes the fair value by contractual maturities of our fixed income securities at the dates indicated:

	At December 31,
	2007		2006
	Available	Held for	Available	Held for
	for Sale	Trading	for Sale	Trading
	(In millions)

Due in less than one year	$98.9	$—	$43.3	$—
Due after one through five years	1,583.7	34.9	1,080.5	—
Due after five through ten years	1,026.5	101.2	566.1	—
Due after ten years	1,693.2	107.1	1,811.7	—

Total	$4,402.3	$243.2	$3,501.6	$—

The contractual maturities reflected above may differ from the actual maturities due to the existence of call or put features. As of December 31, 2007 and 2006, approximately 1% and 3%, respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. As of each of the years ended December 31, 2007 and 2006, 4% of the fixed income securities shown above had a put feature, which, if exercised at our option, would require the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above, if the call feature or put feature is exercised, the actual maturities will be shorter than the contractual maturities shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be the same as the contractual maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be the same as the contractual maturities shown above if the investor elects not to exercise its put feature, but to hold the securities to their final maturity dates.

We have purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. These credit default swaps are acquired by Fairfax and assigned to us to facilitate administration of counterparty credit risk and collateral. Under a credit default swap, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $94.2 million and $75.6 million as of December 31, 2007 and 2006, respectively, and the fair value was $307.6 million and $13.5 million, as of December 31, 2007 and 2006, respectively. The notional amount of the credit default swaps was $5.0 billion and $3.5 billion as of December 31, 2007 and 2006, respectively. The credit default swaps had net realized gains of $298.3 million and net realized losses of $22.6 million and $36.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. We obtain market-derived fair values for our credit default swaps from third-party providers, principally broker-dealers. We assess the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at December 31, 2007 was $227.8 million. We do not have the right to sell or repledge this collateral, as it continues to be the property of the counterparties.

Quality of Debt Securities in Portfolio.  The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s Investors Service (“Moody’s”), using the higher of these ratings for any security where there is a split rating.

	At December 31,
Rating	2007	2006

AAA/Aaa	92.5%	85.6%
AA/Aa2	3.5	3.9
BBB/Baa2	0.1	—
BB/Ba2	0.4	0.3
B/B2	0.2	0.4
CCC/Caa or lower, or not rated	3.3	9.8

Total	100.0%	100.0%

As of December 31, 2007, 3.9% of our fixed income securities were rated BB/Ba2 or lower, compared to 10.5% as of December 31, 2006. We sold certain non investment grade securities during 2007. In addition, during 2006, we increased our holdings in investment grade fixed income securities.

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

The reinsurance broker market consists of several significant national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the consolidated financial statements. Our five largest reinsurance brokers accounted for an aggregate of 64.3% of our reinsurance gross premiums written in 2007.

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

The following table shows our gross premiums written, by distribution source, for the year ended December 31, 2007 (in millions):

	For the Year Ended
	December 31, 2007
	$	%

AON	$341.8	15.0%
Guy Carpenter & Company	309.9	13.6
Willis Group	173.1	7.6
Benfield Group Limited	121.2	5.3
HRH Reinsurance Brokers LTD	47.8	2.1
Other brokers	325.6	14.2

Total brokers	1,319.4	57.8
Direct	226.5	9.9

Total reinsurance	1,545.9	67.7
U.S. Insurance	532.3	23.3
Newline and NICL	204.5	9.0

Total	$2,282.7	100.0%

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

Globally, the competitive marketplace of the 1990s resulted in decreasing prices and broadening contract terms. Poor financial results associated with those years, compounded by the September 11, 2001 terrorist attack, resulted in changes in management and ownership of several reinsurers, with some competitors withdrawing from key markets. Improving pricing trends, which became apparent in 2001 and continued through 2004 for nearly all classes, began to moderate considerably for certain classes of business in 2005. Casualty lines, while still providing adequate returns, began to see more challenging market conditions in 2005 and continued to remain under pressure throughout 2006 and 2007. Casualty reinsurance business is experiencing softening market conditions as insurers continue to increase retentions and competition intensifies. Property retentions also increased in the wake of Hurricanes Katrina, Rita and Wilma, as catastrophe reinsurance rates rose meaningfully in 2006 and into 2007. Since the second quarter of 2007, property rates have been declining.

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

With the large profits earned in 2006 and 2007 and the resulting improvement in capital positions of industry participants, in addition to the influx of new capital, we anticipate casualty, property and property catastrophe reinsurance rates to continue to decline in 2008. We believe there are lines of business where current rates should provide acceptable returns. The competitive landscape is still evolving and the depth and breadth of market changes for the balance of 2008 remain uncertain.

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

In our primary insurance business, we face competition from independent insurance companies, subsidiaries or affiliates of major worldwide companies and others, some of which have greater financial and other resources than we do. Primary insurers compete on the basis of various factors including distribution channels, product, price, service, financial strength and reputation. Throughout 2007, the specialty insurance marketplace continued to grow more competitive as more participants looked to either enter the market or increase their existing presence. We expect the competitiveness to continue throughout 2008 as results continue to be strong, balance sheets strengthen, and participants compete aggressively for business. We continue to see a positive flow of business in those states and business lines that we have chosen to target.

We also face competition from Lloyd’s syndicates, larger multi-national insurance groups, and alternative risk management programs. Pricing is a primary means of competition in the specialty insurance and reinsurance business. We are committed to maintaining our underwriting standards and as a result, our premium volume will vary based on existing market conditions.

Employees

As of December 31, 2007, we had 635 employees. We believe our relationship with our employees is satisfactory.

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

Insurance Holding Company Regulation

State insurance holding company statutes provide a regulatory apparatus which is designed to protect the financial condition of domestic insurers operating within a holding company system. All holding company statutes require disclosure and, in some instances, prior approval of, significant transactions between the domestic insurer and an affiliate. Such transactions typically include service arrangements, sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, and investments between an insurance company and its affiliates, in some cases involving certain aggregate percentages of a company’s admitted assets or policyholders’ surplus, or dividends that exceed certain percentages. State regulators also require prior notice or regulatory approval of any acquisition of control of an insurer or its holding company.

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

The United Kingdom Financial Services Authority also requires an insurance company or reinsurance company that carries on business through a permanent establishment in the United Kingdom, but which is incorporated outside the United Kingdom, to notify it of any person becoming or ceasing to be a controller or of a controller becoming or ceasing to be a parent undertaking. Any company or individual that holds 10% or more of the shares in the insurance company or reinsurance company or its parent undertaking, or is able to exercise significant influence over the management of the insurance company or reinsurance company or its parent undertaking through such shareholding, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the insurance company or reinsurance company or of its parent undertaking, or is able to exercise significant influence over the management of the insurance company or reinsurance company or its parent undertaking as a result of its voting power is a “controller.” A purchaser of 10% or more of our outstanding common shares will be a “controller” of Odyssey America, which is authorized to carry on reinsurance business in the United Kingdom through the London branch. Other than our subsidiaries in the London Market division, none of our other insurance or reinsurance subsidiaries is authorized to carry on business in the United Kingdom.

Under the byelaws made by Lloyd’s pursuant to the Lloyd’s Act of 1982, the prior written approval of the Franchise Board established by the Council of Lloyd’s is required of anyone proposing to become a “controller” of any Lloyd’s Managing Agent. Any company or individual that holds 10% or more of the shares in the managing agent company or its parent undertaking, or is able to exercise significant influence over the management of the managing agent or its parent undertaking through such shareholding, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the Lloyd’s Managing Agent or its parent undertaking, or exercise significant influence over its management or that of its parent undertaking as a result of voting power is a “controller.” A purchaser of more than 10% of our outstanding common shares will be a “controller” of the United Kingdom Lloyd’s Managing Agent subsidiary, Newline Underwriting Management Limited.

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

Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized investment gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the insurance commissioner has approved the payment within the 30-day period. Under the Connecticut insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12-month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized investment gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America for the year ending December 31, 2008 without requiring prior approval of regulatory authorities is $292.3 million.

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

United Kingdom law prohibits any United Kingdom company, including Newline, from declaring a dividend to its shareholders unless such company has “profits available for distribution,” which, in summary, are accumulated realized profits less accumulated realized losses. The determination of whether a company has profits available for distribution must be made by reference to accounts that comply with the requirements of the Companies Act 1985 or, from April 6, 2008, the Companies Act 2006. While there are no statutory restrictions imposed by the United Kingdom insurance regulatory laws upon an insurer’s ability to declare dividends, insurance regulators in the United Kingdom strictly control the maintenance of each insurance company’s solvency margin within their jurisdiction and may restrict an insurer from declaring a dividend beyond a level that the regulators determine would adversely affect an insurer’s solvency requirements. It is common practice in the United Kingdom to notify regulators in advance of any significant dividend payment.

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

Codification of Statutory Accounting Principles

In 2001, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification”) which is intended to standardize regulatory accounting and reporting for the insurance industry. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The states of Connecticut and Delaware have adopted the Codification. New York has adopted the Codification, with certain modifications to reflect provisions required by New York law or policy.

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

Terrorism Risk Insurance Act of 2002

The Terrorism Risk Insurance Act of 2002 (“TRIA”) established a program under which the U.S. federal government will share with the insurance industry the risk of loss from certain acts of international terrorism. With the enactment on December 22, 2005 of the Terrorism Risk Insurance Extension Act of 2005, TRIA was modified and extended through December 31, 2007. On December 26, 2007, TRIA was further modified and extended through 2014. Notably, “act of terrorism” was redefined to eliminate the distinction between foreign and domestic terrorism. The TRIA program is applicable to most commercial property and casualty lines of business (with the notable exception of reinsurance), and participation by insurers writing such lines is mandatory. Under TRIA, all applicable terrorism exclusions contained in policies in force on November 26, 2002 were voided. For policies in force on or after November 26, 2002, insurers are required to make available coverage for losses arising from acts of terrorism as defined by TRIA on terms and in amounts which may not differ materially from other policy coverages.

Under TRIA, the federal government will reimburse insurers for a percentage of covered losses above a defined insurer deductible. The deductible for each participating insurer is based on a percentage of the combined direct earned premiums in the preceding calendar year of the insurer, defined to include its subsidiaries and affiliates. In 2007, the deductible is equal to 20% of the insurer’s combined direct earned premiums for 2006. Further, the 2005 amendments to TRIA established a per event trigger for federal participation in aggregate insured losses of $100 million for losses occurring in 2007 and subsequent years. Under certain circumstances, the federal government may require insurers to levy premium surcharges on policyholders to recoup for the federal government its reimbursements paid.

While the provisions of TRIA and the purchase of certain terrorism reinsurance coverage mitigate our exposure in the event of a large-scale terrorist attack, our effective deductible is significant. Further, our exposure to losses from terrorist acts is not limited to TRIA events since some state insurance regulators do not permit terrorism exclusions for various coverages or causes of loss. Accordingly, we continue to monitor carefully our concentrations of risk.

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

Factors that could cause our actual results to differ materially from those described in the forward-looking statements contained in this Annual Report on Form 10-K and other documents we file with the Securities and Exchange Commission include the risks described below. You should also refer to the other information in this Annual Report on Form 10-K, including the consolidated financial statements and accompanying notes thereto.

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

As of December 31, 2007, we had net unpaid losses and loss adjustment expenses of $4,475.6 million. We incurred losses and loss adjustment expenses related to prior years of $40.5 million, $139.9 million and $172.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Our principal operating subsidiaries maintain a rating of “A” (Excellent) from A.M. Best, an “A−” (Strong) counterparty credit and financial strength rating from Standard & Poor’s and an “A3” (Good) financial strength rating from Moody’s. Financial strength ratings are used by insurers and reinsurance and insurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. See “Part I, Item 1 — Business- Ratings” for further detail regarding our and our subsidiaries’ ratings.

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

Investment returns are an important part of our overall profitability, and our operating results depend in part on the performance of our investment portfolio. Accordingly, fluctuations in the fixed income or equity markets could impair our profitability, financial condition or cash flows. We derive our investment income from interest and dividends, together with realized gains or losses primarily arising from the sale of investments and the mark-to-market on derivative securities. The portion derived from realized gains generally fluctuates from year to year. For the years ended December 31, 2007, 2006 and 2005, net realized gains accounted for 62.1%, 28.0% and 21.4%, respectively, of our total investment income (including realized gains and losses). Realized gains are typically a less predictable source of income than interest and dividends, particularly in the short term. We from time to time invest in derivative securities, which may be subject to significant mark-to-market accounting adjustments from period to period. These securities may subject our income statement and balance sheet to significant volatility.

The return on our portfolio and the risks associated with our investments are also affected by our asset mix, which can change materially depending on market conditions. Investments in cash or short-term investments generally produce a lower return than other investments. As of December 31, 2007, 17.8%, or $1.4 billion, of our invested assets were held in cash, cash equivalents and short-term investments pending our identifying suitable opportunities for reinvestment in line with our long-term value-oriented investment philosophy.

The volatility of our claims submissions may force us to liquidate securities, which may cause us to incur realized investment losses. If we structure our investments improperly relative to our liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Realized and unrealized investment losses resulting from an other-than-temporary decline in value could significantly decrease our assets, thereby affecting our ability to conduct business.

The ability to achieve our investment objectives is affected by general economic conditions that are beyond our control. General economic conditions can adversely affect the markets for interest-rate-sensitive securities, including the extent and timing of investor participation in such markets, the level and volatility of interest rates and, consequently, the value of fixed income securities. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. General economic conditions, stock market conditions and many other factors can also adversely affect the equities markets and, consequently, the value of the equity securities we own. In addition, defaults by issuers and counterparties who fail to pay or perform on their obligations could reduce our investment income and realized investment gains, or result in investment losses. We may not be able to realize our investment objectives, which could reduce our net income significantly and adversely affect our business, financial condition or results of operations.

Investigations by U.S. government authorities may adversely affect us.

On September 7, 2005, we announced that we had been advised by Fairfax that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. This inquiry is ongoing, and we are cooperating fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our chief financial officer prior to March 2005 have each received a subpoena relating to the above matters.

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

At the present time, we cannot predict the outcome of these matters or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. The financial cost to us to address these matters has been and may continue to be significant. These matters may continue to require significant management attention, which could divert management’s attention away from our business. Our business, or the market price for our securities, also could be materially adversely affected by negative publicity related to this inquiry or similar proceedings, if any.

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

We also are aware that other financial institutions, such as banks, are now able to offer services similar to our own. In addition, in recent years we have seen the creation of alternative products from capital market participants that are intended to compete with reinsurance products. We are unable to predict the extent to which these new, proposed or potential initiatives may affect the demand for our products or the risks that may be available for us to consider underwriting.

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

As of December 31, 2007, Fairfax beneficially owned, through wholly-owned subsidiaries, 61.0% of our outstanding common shares. Consequently, Fairfax can determine the outcome of our corporate actions requiring board or shareholder approval, such as:

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

Failure to comply with the covenants in our credit facility could have an adverse effect on our financial condition.

The current agreement governing our $200 million bank credit facility contains certain covenants that limit our ability to, among other things, borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. This agreement also requires us to maintain specific financial ratios. If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility could declare a default and demand immediate repayment of all amounts owed to them.

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

We are substantially dependent on a small number of key employees, in particular Andrew Barnard, Michael Wacek and R. Scott Donovan. We believe that the experience and reputations in the reinsurance industry of Messrs. Barnard, Wacek and Donovan are important factors in our ability to attract new business. We have entered into employment agreements with Messrs. Barnard, Wacek and Donovan. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Messrs. Barnard, Wacek or Donovan, or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. We do not currently maintain key employee insurance with respect to any of our employees.

Our business is primarily dependent upon a limited number of unaffiliated reinsurance brokers and the loss of business provided by them could adversely affect our business.

We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five reinsurance brokerage firms accounted for 64.3% of our reinsurance gross premiums written for the year ended December 31, 2007. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

Fairfax, through certain of its subsidiaries, owned 61.0% of our outstanding common shares as of December 31, 2007. Consequently, Fairfax is in a position to determine the outcome of corporate actions requiring board or shareholder approval, including:

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

Our corporate offices are located in 101,420 total square feet of leased space in Stamford, Connecticut. Our other locations occupy a total of 118,548 square feet, all of which are leased. The Americas division operates out of offices in New York, Stamford, Mexico City, Miami, Santiago and Toronto, the EuroAsia division operates out of offices in Paris, Singapore, Stockholm and Tokyo, the London Market division operates out of offices in London and Bristol, and the U.S. Insurance division operates out of offices in New York, Chicago and Napa.

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

Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested a payment of approximately $30.0 million, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contended, were reinsured under the Treaties. Odyssey America rejected Gulf’s request, contending that (i) Gulf breached its duty to Odyssey America when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement was not covered under the terms of the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. On August 31, 2007, the Company announced that Odyssey America and Gulf had reached an out-of-court settlement regarding the litigation, including the full and final commutation of the Treaties, and the parties entered into a confidential settlement and release agreement in September 2007. The expenses recognized by the Company in connection with the settlement of this matter for the twelve months ended December 31, 2007 were less than the Company’s previously disclosed estimates, and are not material to the financial condition of the Company, taken as a whole.

On September 7, 2005, we announced that we had been advised by Fairfax that it had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and is participating in the investigation into these matters. In addition, we provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. This inquiry is ongoing, and we are cooperating fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, have received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our chief financial officer prior to March 2005 have each received a subpoena relating to the above matters. This inquiry is ongoing, and we continue to comply with requests from the

SEC and the U.S. Attorney’s office. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. No assurance can be made that we will not be subject to further requests or other regulatory proceedings of a similar kind.

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

In July 2006, Fairfax, our majority shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares. In January 2008, certain of these defendants filed a counterclaim and third party complaint against Fairfax, naming certain third party defendants, including OdysseyRe and certain of our directors. This complaint alleges, among other things, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against this complaint.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Shares

The principal United States market on which our common shares are traded is the New York Stock Exchange (“NYSE”). As of February 20, 2008, the approximate number of holders of our common shares, including those whose common shares are held in nominee name, was 28,230. Quarterly high and low sales prices per share of our common shares, as reported by the New York Stock Exchange composite for each quarter in the years ended December 31, 2007 and 2006, are as follows:

Quarter Ended	High	Low

December 31, 2007	$41.76	$34.16
September 30, 2007	44.02	32.51
June 30, 2007	45.08	39.31
March 31, 2007	40.59	36.39

December 31, 2006	$38.65	$33.45
September 30, 2006	34.75	24.70
June 30, 2006	26.60	21.23
March 31, 2006	25.41	19.50

Fairfax owns 61.0% of our outstanding common shares, directly (0.3%) and through its subsidiaries: TIG Insurance Group (43.0%), TIG Insurance Company (6.8%), ORH Holdings Inc. (8.9%) and Fairfax Inc. (2.0%).

Dividends

In each of the four quarters of 2007, we declared a dividend of $0.0625 per common share, resulting in an aggregate annual dividend of $0.25 per common share, totaling $17.8 million. The dividends were paid on March 30, 2007, June 29, 2007, September 28, 2007 and December 28, 2007. In each of the four quarters of 2006, we declared a dividend of $0.03125 per common share, resulting in an aggregate annual dividend of $0.125 per common share, totaling $8.8 million. The dividends were paid on March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006.

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

Issuer Purchases of Equity Securities

The Odyssey Re Holdings Corp. share repurchase program was publicly announced on June 15, 2007. The program became effective as of such date and will expire on June 15, 2009. Under the program, we are authorized to repurchase up to $200.0 million of our common shares from time to time, in the open market. Shares purchased under the program are retired.

From inception of the program through February 22, 2008, we have repurchased and retired 3,095,789 shares of our common stock at a total cost of $111.3 million, of which 458,800 shares were purchased between January 1, 2008 and February 22, 2008, at a cost of $16.8 million.

We also make open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. 419,000 shares were purchased during the twelve months ended December 31, 2007 to support such exercises, and as of December 31, 2007, we held 163,232 common shares in treasury to support such grants and exercises. The following table sets forth purchases made by us of our common shares during the three months ended December 31, 2007.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program

October 1 — October 31, 2007	542,000	$35.55	542,000	$113,924
November 1 — November 30, 2007	19,000	35.99	19,000	113,240
December 1 — December 31, 2007	301,400	36.90	209,400	105,518

Total	862,400	$36.03	770,400

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K. Financial information in the table reflects the results of operations and financial position of OdysseyRe.

We encourage you to read the consolidated financial statements included in this Annual Report on Form 10-K because they contain our complete consolidated financial statements for the years ended December 31, 2007, 2006, and 2005. The results of operations for the year ended December 31, 2007 are not necessarily indicative of future results.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
GAAP Consolidated Statements of Operations Data:
Gross premiums written	$2,282,682	$2,335,742	$2,626,920	$2,650,775	$2,552,340
Net premiums written	2,089,443	2,160,935	2,301,669	2,361,805	2,156,079

Net premiums earned	$2,120,537	$2,225,826	$2,276,820	$2,333,511	$1,971,924
Net investment income	329,422	487,119	220,092	164,248	134,808
Net realized investment gains	539,136	189,129	59,866	122,024	223,537

Total revenues	2,989,095	2,902,074	2,556,778	2,619,783	2,330,269

Losses and loss adjustment expenses	1,408,364	1,484,197	2,061,611	1,631,106	1,336,047
Acquisition costs	437,257	464,148	470,152	515,856	476,520
Other underwriting expenses	178,555	153,476	146,030	120,765	101,308
Other expense, net	14,006	21,120	27,014	17,153	7,556
Interest expense	37,665	37,515	29,991	25,609	12,656
Loss on early extinguishment of debt	—	2,403	3,822	—	—

Total expenses	2,075,847	2,162,859	2,738,620	2,310,489	1,934,087

Income (loss) before income taxes	913,248	739,215	(181,842)	309,294	396,182
Federal and foreign income tax provision (benefit)	317,673	231,309	(66,120)	104,093	136,900

Net income (loss)	595,575	507,906	(115,722)	205,201	259,282
Preferred dividends	(8,345)	(8,257)	(1,944)	—	—

Net income (loss) available to common shareholders	$587,230	$499,649	$(117,666)	$205,201	$259,282

BASIC
Weighted average common shares outstanding	70,443,600	68,975,743	65,058,327	64,361,535	64,736,830

Basic earnings (loss) per common share	$8.34	$7.24	$(1.81)	$3.19	$4.01

DILUTED
Weighted average common shares outstanding	71,387,255	72,299,050	65,058,327	69,993,136	70,279,467

Diluted earnings (loss) per common share(1)(2)	$8.23	$6.93	$(1.81)	$2.98	$3.73

Dividends per common share	$0.25	$0.13	$0.13	$0.13	$0.11

GAAP Underwriting Ratios:
Losses and loss adjustment expense ratio	66.4%	66.7%	90.5%	69.9%	67.8%
Underwriting expense ratio	29.1	27.7	27.1	27.3	29.3

Combined ratio	95.5%	94.4%	117.6%	97.2%	97.1%

	As of December 31,
	2007	2006	2005	2004	2003
GAAP Consolidated Balance Sheet Data:
Total investments and cash	$7,779,444	$7,066,088	$5,970,319	$5,124,683	$4,255,062
Total assets	9,501,001	8,953,712	8,646,612	7,555,693	6,454,919
Unpaid losses and loss adjustment expenses	5,119,085	5,142,159	5,117,708	4,224,624	3,399,535
Debt obligations	489,154	512,504	469,155	376,040	376,892
Total shareholders’ equity	2,654,700	2,083,579	1,639,455	1,568,236	1,356,271
Book value per common share(3)	$36.78	$27.92	$22.31	$24.22	$20.87

(1)	The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures, which were issued in June 2002, (see Note 11 to our consolidated financial statements) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our convertible senior debentures to common shares has been assumed when calculating our diluted earnings per share for all years. See Notes 2(l) and 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Inclusion of restricted common shares, stock options and the effect of the conversion of our convertible debt to common shares would have an antidilutive effect on the 2005 diluted earnings per common share (i.e., the diluted earnings per common share would be greater than the basic earnings per common share). Accordingly, such common shares were excluded from the calculations of the 2005 diluted earnings per common share. See Notes 2(l) and 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Book value per common share, a financial measure often used by investors, is calculated using common shareholders’ equity, a non-GAAP financial measure, which represents total shareholders’ equity, a GAAP financial measure, reduced by the equity attributable to our preferred stock, which was issued during 2005. The common shareholders’ equity is divided by our common shares outstanding at each respective year end to derive book value per common share as reflected in the following table (in millions, except per share and share amounts).

	As of December 31,
	2007	2006	2005	2004	2003

Total shareholders’ equity	$2,654.7	$2,083.6	$1,639.5	$1,568.2	$1,356.3
Less: equity related to preferred stock	97.5	97.5	97.5	—	—

Total common shareholders’ equity	$2,557.2	$1,986.1	$1,542.0	$1,568.2	$1,356.3

Common shares outstanding	69,521,494	71,140,948	69,127,532	64,754,978	64,996,166

Book value per common share	$36.78	$27.92	$22.31	$24.22	$20.87

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation, its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company; Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London; Newline Insurance Company Limited (“NICL”); Hudson Insurance Company; Hudson Specialty Insurance Company; and Napa River Insurance Services, Inc.

We are a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through the Lloyd’s marketplace.

Our gross premiums written for the year ended December 31, 2007 were $2,282.7 million, a decrease of $53.0 million, or 2.3%, compared to gross premiums written for the year ended December 31, 2006 of $2,335.7 million. Our business outside of the United States accounted for 48.2% of our gross premiums written for the year ended December 31, 2007, compared to 45.8% for the year ended December 31, 2006. For the years ended December 31, 2007 and 2006, our net premiums written were $2,089.4 million and $2,160.9 million, respectively. For the years ended December 31, 2007 and 2006, we had net income available to common shareholders of $587.2 million and $499.6 million, respectively. As of December 31, 2007, we had total assets of $9.5 billion and total shareholders’ equity of $2.7 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 95.5% for the year ended December 31, 2007, compared to 94.4% for the year ended December 31, 2006.

We are exposed to losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The loss estimates for these events represent our best estimates based on the most recent information available. We use various approaches in estimating our losses, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual losses may exceed our estimated losses, potentially resulting in adverse effects to our financial results. The extraordinary nature of these losses, including potential legal and regulatory implications, creates substantial uncertainty and complexity in estimating these losses. Considerable time may elapse before the adequacy of our estimates can be determined. For the years ended December 31, 2007, 2006 and 2005, current year catastrophe events were $105.9 million, $34.9 million and $537.9 million, respectively.

For the year ended December 31, 2005, the total current year catastrophe losses of $537.9 million included net losses and LAE of $445.9 million, which is after reinsurance of $241.1 million, related to Hurricanes Katrina, Rita and Wilma, which occurred during the third and fourth quarters of 2005. In addition to the net losses and LAE, we assumed $9.9 million in net reinstatement premiums received, resulting in an underwriting loss of $436.0 million related to these three hurricanes. In addition, for the year ended December 31, 2005, we incurred losses of $25.6 million related to Windstorm Erwin. As a result of the uncertainty and complexity in estimating losses for Hurricanes Katrina, Rita and Wilma, we incurred additional underwriting losses of $9.4 million and $46.4 million, net of applicable reinstatement premiums for the years ended December 31, 2007 and 2006, respectively.

We operate our business through four divisions: the Americas, EuroAsia, London Market and U.S. Insurance.

The Americas division is our largest division and writes casualty, surety and property treaty reinsurance, and facultative casualty reinsurance, in the United States and Canada, and primarily treaty and facultative property reinsurance in Central and South America.

The EuroAsia division consists of our international reinsurance business, which is geographically dispersed, mainly throughout the European Union, and includes business in the Pacific Rim, Eastern Europe, the Middle East and Japan.

The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, our London branch office and our London-based casualty insurer NICL. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.

The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability, non-standard personal and commercial automobile, specialty liability and property and package.

Critical Accounting Estimates

The consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries. For a discussion of our significant accounting policies, see Note 2 to our consolidated financial statements.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of and for the years ended December 31, 2007, 2006 and 2005 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

				Change For the Year Ended
	As of December 31,			December 31,
Division	2007	2006	2005	2007	2006	2005

	Gross Premiums Written
Americas	$177.5	$218.5	$278.9	$(41.0)	$(60.4)	$4.8
EuroAsia	129.9	132.1	122.9	(2.2)	9.2	7.3
London Market	21.8	38.5	73.0	(16.7)	(34.5)	11.8

Total	$329.2	$389.1	$474.8	$(59.9)	$(85.7)	$23.9

	Acquisition Costs
Americas	$42.5	$49.4	$60.0	$(6.9)	$(10.6)	$(8.2)
EuroAsia	38.9	40.6	36.5	(1.7)	4.1	2.0
London Market	2.1	3.0	6.6	(0.9)	(3.6)	(2.3)

Total	$83.5	$93.0	$103.1	$(9.5)	$(10.1)	$(8.5)

	Premiums Receivable
Americas	$135.0	$169.1	$218.9	$(34.1)	$(49.8)	$13.0
EuroAsia	91.0	91.5	86.4	(0.5)	5.1	5.3
London Market	19.7	35.5	66.4	(15.8)	(30.9)	14.1

Total	$245.7	$296.1	$371.7	$(50.4)	$(75.6)	$32.4

	Unearned Premium Reserves
Americas	$122.9	$139.1	$172.4	$(16.2)	$(33.3)	$9.7
EuroAsia	97.2	100.8	96.6	(3.6)	4.2	(0.7)
London Market	10.0	13.1	22.2	(3.1)	(9.1)	8.6

Total	$230.1	$253.0	$291.2	$(22.9)	$(38.2)	$17.6

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

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company which represents more than 2.4% of our gross premiums written in 2007. As a result, we believe the risks of material changes over time are mitigated.

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

We rely on initial and subsequent claims reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $18.7 million and $17.2 million as of December 31, 2007 and December 31, 2006, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

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

Our estimate of ultimate loss is determined based on a review of the results of several commonly accepted actuarial projection methodologies incorporating the quantitative and qualitative information described above. The specific methodologies we utilize in our loss reserve review process include, but may not be limited to (i) incurred and paid loss development methods, (ii) incurred and paid Bornhuetter Ferguson (“BF”) methods and (iii) loss ratio methods. The incurred and paid loss development methods utilize loss development patterns derived from historical loss emergence trends usually based on cedant supplied claim information to determine ultimate loss. These methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. Loss ratio methods multiply expected loss ratios, derived from aggregated analyses of internally developed pricing trends, by earned premium to determine ultimate loss. The incurred and paid BF methods are a blend of the loss development and loss ratio methods. These methods utilize both loss development patterns, as well as expected loss ratios, to determine ultimate loss. When using the BF methods, the initial treaty year ultimate loss is based predominantly on expected loss ratios. As loss experience matures, the estimate of ultimate loss using this methodology is based predominantly on loss development patterns. We generally do not utilize methodologies that are dependent on claim counts reported, claim counts settled or claim counts open. Due to the nature of our business, this information is not routinely provided by ceding companies for every treaty. Consequently, actuarial methods utilizing this information generally cannot be relied upon by us in our loss reserve estimation process. As a result, for much or our business, the separate analysis of frequency and severity loss activity underlying overall loss emergence trends is not practical. Generally, we rely on BF and loss ratio methods for estimating ultimate loss liabilities for more recent treaty years. These methodologies, at least in part, apply a loss ratio, determined from aggregated analysis of internally developed pricing trends across reserve cells, to premium earned on that business.

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

We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimates represent the best estimate of unpaid losses and LAE based on the information available at December 31, 2007.

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

We reported net adverse development for prior years of $40.5 million, $139.9 million, and $172.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. The increases in prior year loss estimates for these periods were due to a reevaluation of loss reserve assumptions principally related to United States casualty business, including asbestos, written prior to 2002. Our actual loss emergence reported in 2007, 2006, and 2005 for United States casualty business written prior to 2002 was generally greater than expectations, which were based on historical loss emergence information available prior to 2007, 2006, and 2005, respectively. Upon consideration of this new loss emergence information received during 2007, 2006, and 2005, we revised the loss development assumptions used in our United States casualty business loss reserving analyses, which had the effect of increasing our loss estimates for this business.

The ultimate settlement value of losses and LAE related to business written in prior periods, for the years ended December 31, 2007, 2006, and 2005, exceeded our estimates of reserves for losses and LAE as previously established at December 31, 2006, 2005, and 2004 by 0.9%, 3.6%, and 5.4%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any give point in time and our assumptions based upon that information. Every 1% point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and LAE as of December 31, 2007 will impact pre-tax income by $44.8 million.

If a change were to occur in the frequency and severity of claims underlying our December 31, 2007 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

1.00% unfavorable change	$44.8
2.50% unfavorable change	112.0
5.00% unfavorable change	224.0

Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future emergence for certain segments of our business. In recent years, we experienced loss emergence, resulting from a combination of higher claim frequency and severity of losses, greater than expectations that were established based on a review of prior years’ loss emergence trends, particularly for business written in the late 1990s and early 2000s. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time. These competitive conditions resulted in price pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the 1990s and early 2000s.

The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for the years ended December 31, 2007, 2006, and 2005 (in millions):

	2007	2006	2005

Americas	$143.1	$212.7	$213.2
EuroAsia	(6.9)	(9.0)	(8.7)
London Market	(57.0)	(24.8)	(22.8)
U.S. Insurance	(38.7)	(39.0)	(9.0)

Total loss and LAE development	$40.5	$139.9	$172.7

The Americas division reported net adverse loss development for prior years of $143.1 million, $212.7 million, and $213.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. For the year ended December 31, 2007, the increase in prior year loss estimates included an increase of $11.7 million related to prior period catastrophe activity, principally due to increased loss estimates on Hurricanes Katrina and Wilma. In addition, asbestos and environmental loss estimates were increased by $77.4 million, principally attributable to the annual review of these exposures. The remaining net adverse loss development on prior years of $54.0 million included $21.2 million related to settlement of litigation during the third quarter, with the remainder principally attributable to increased loss estimates due to loss emergence greater than expectations during the year on U.S. casualty business. For the year ended December 31, 2006, the increase in prior year loss estimates included an increase of $43.0 million related to prior period catastrophe activity, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts written by us for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates as well as unexpected loss emergence on Florida proportional property accounts in the period. In addition, asbestos loss estimates were increased by $27.1 million, principally attributable to the annual review of this exposure. The remaining net adverse loss development on prior years of $142.6 million was principally attributable to increased loss estimates due to loss emergence greater than expectations during the period on U.S. casualty business. For the year ended December 31, 2005, the increase in prior year loss estimates included an increase of $5.9 million related to prior period catastrophe activity, principally due to greater than expected loss emergence on the 2004 Florida Hurricanes, and $41.2 million for increased asbestos loss estimates, principally attributable to the annual review of this exposure. The remaining net adverse loss development on prior years of $166.1 million was principally attributable to loss emergence greater than expectations during the period on U.S. casualty business. Competitive market conditions and an increase in corporate improprieties and bankruptcies during the late 1990s and early 2000s have adversely impacted our ability to estimate losses and LAE in recent calendar years attributable to U.S. casualty business written in the period. In particular, U.S. casualty business written in the late 1990s and early 2000s has generated unexpectedly prolonged emergence patterns as a result of an increasing level of deductibles, expanded coverage and expanded policy terms.

The EuroAsia division reported net favorable loss development for prior years of $6.9 million, $9.0 million, and $8.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, the reduction in prior year loss estimates was principally attributable to favorable loss emergence on credit and miscellaneous property lines of business, partially offset by increased loss estimates on motor and liability exposures in the period. For the year ended December 31, 2006, the reduction in prior year loss estimates was driven by favorable loss emergence on property catastrophe, marine and credit lines of business in the period. For the year ended December 31, 2005, the reduction in prior year loss estimates was principally attributable to favorable loss emergence on liability and bond exposures, partially offset by adverse development on prior year catastrophes of $7.4 million predominantly attributable to unexpected loss emergence in the period resulting from Typhoon Songda and the Indonesian earthquake and resulting tsunami.

The London Market division reported net favorable loss development for prior years of $57.0 million, $24.8 million, and $22.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. For the year ended December 31, 2007, the reduction in prior year loss estimates was principally attributable to favorable loss emergence on liability, property catastrophe, and other miscellaneous property lines of business in the period. For the year ended December 31, 2006, the reduction in prior year loss estimates was principally related to favorable loss emergence on satellite, accident and health, non-catastrophe property, and aviation exposures, partially offset by $3.6 million of net adverse loss development on prior period catastrophe losses in the period. For the year ended December 31, 2005, the reduction in prior year loss estimates was principally due to favorable loss emergence on aviation, satellite and non-catastrophe property exposures, partially offset by $1.7 million of net adverse loss development on prior period catastrophe losses in the period.

The U.S. Insurance division reported net favorable loss development for prior years of $38.7 million, $39.0 million, and $9.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. For the years ended December 31, 2007 and 2006, the reduction in prior year loss estimates was principally due to favorable loss emergence on medical malpractice business in each period. For the year ended December 31, 2005, the reduction in prior year loss estimates was principally related to loss emergence less than expectations for medical malpractice and general liability business in the period.

Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events and trends that may or may not occur or develop in the future, thereby affecting assumptions of claim frequency and severity. Examples of emerging claim and coverage issues and trends in recent years that could affect reserve estimates include developments in tort liability law, legislative attempts at asbestos liability reform, an increase in shareholder derivative suits against corporations and their officers and directors, and increasing governmental involvement in the insurance and reinsurance industry. The eventual outcome of these events and trends may be different from the assumptions underlying our loss reserve estimates. In the event that loss trends diverge from expected trends during the period, we adjust our reserves to reflect the change in losses indicated by revised expected loss trends. On a quarterly basis, we compare actual emergence of the total value of newly reported losses to the total value of losses expected to be reported during the period and the cumulative value since the date of our last reserve review. Variation in actual loss emergence from expectations may result in a change in our estimate of losses and LAE reserves. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. Changes in expected claim payment rates, which represent one component of losses and LAE emergence, may impact our liquidity and capital resources, as discussed below in “Liquidity and Capital Resources.”

The following table summarizes, by type of reserve, the unpaid losses and LAE reserves as of December 31, 2007 and 2006. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of December 31,
	2007			2006
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
	(In millions)

Americas
Gross	$1,512.6	$1,295.8	$2,808.4	$1,661.5	$1,285.0	$2,946.5
Ceded	(211.3)	(129.8)	(341.1)	(292.1)	(135.7)	(427.8)

Net	1,301.3	1,166.0	2,467.3	1,369.4	1,149.3	2,518.7

EuroAsia
Gross	398.4	262.9	661.3	322.3	258.5	580.8
Ceded	(3.7)	(1.1)	(4.8)	(3.4)	(1.8)	(5.2)

Net	394.7	261.8	656.5	318.9	256.7	575.6

London Market
Gross	357.5	675.5	1,033.0	395.2	649.8	1,045.0
Ceded	(57.2)	(68.9)	(126.1)	(67.4)	(69.5)	(136.9)

Net	300.3	606.6	906.9	327.8	580.3	908.1

U.S. Insurance
Gross	162.9	453.5	616.4	160.6	409.2	569.8
Ceded	(36.9)	(134.6)	(171.5)	(48.2)	(120.9)	(169.1)

Net	126.0	318.9	444.9	112.4	288.3	400.7

Total
Gross	2,431.4	2,687.7	5,119.1	2,539.6	2,602.5	5,142.1
Ceded	(309.1)	(334.4)	(643.5)	(411.1)	(327.9)	(739.0)

Net	$2,122.3	$2,353.3	$4,475.6	$2,128.5	$2,274.6	$4,403.1

The provision for IBNR in unpaid losses and LAE as of December 31, 2007 was $2,353.3 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the year ended December 31, 2007 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $53.0 million. A change in loss emergence trends that increases unpaid losses and LAE at December 31, 2007 by 2.5% would increase IBNR by $112.0 million.

We have exposure to asbestos, environmental pollution and other latent injury damage claims resulting from contracts written by Clearwater prior to 1986. Exposure arises from reinsurance contracts under which we assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. Our estimate of our ultimate liability for such exposures includes case basis reserves and a provision for IBNR claims. The provision for asbestos loss liabilities is established based on an annual review of Company and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of December 31, 2007, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $222.4 million and $34.5 million, respectively. See Note 8 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Asbestos
Gross losses and LAE incurred	$86.0	$62.4	$54.2
Net losses and LAE incurred	63.0	27.1	41.2
Environmental
Gross losses and LAE incurred	$14.2	$(0.6)	$9.7
Net losses and LAE incurred	14.5	(2.2)	(0.9)

The number of asbestos claims, with case reserves, as of December 31, 2007 was 1,554, amounting to $216.8 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 14.9% of the gross case reserves, with an average reserve of $3.2 million. The number of asbestos claims, with case reserves, as of December 31, 2006 was 1,553, amounting to $228.5 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 15.2% of the gross case reserves, with an average reserve of $3.5 million. Gross case reserves decreased in 2007, as newly reported claims and additional reported reserves on existing claims were less than claim payments in the year. Based on an aggregation of claims by insured, our 10 largest insured involvements accounted for 42.3% of our gross case reserves as of December 31, 2007, compared to 42.7% as of December 31, 2006. Net losses and LAE for the year ended December 31, 2007 for asbestos claims were increased by $63.0 million, principally attributable to the annual review of this exposure.

The number of environmental claims, with case reserves, as of December 31, 2007 was 605, amounting to $29.8 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 30.5% of the gross case reserves, with an average case reserve of $0.9 million. The number of environmental claims, with case reserves, as of December 31, 2006 was 738, amounting to $28.9 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 28.0% of the gross case reserves, with an average case reserve of $0.8 million. Overall gross case reserves increased in 2007, as newly reported claims and additional reported reserves on existing claims more than offset case reserve reductions associated with claim payments in the year. The environmental open claim count decreased by 133, or 18.0%, during calendar year 2007 due to the closing of many small case reserved claims not expected to generate a payment based on the most recent information available to us. Based on an aggregation of claims by insured, our 10 largest insured involvements accounted for 47.0% of our gross case reserves as of December 31, 2007, compared to 45.7% as of December 31, 2006. Net losses and LAE for the year ended December 31, 2007 for environmental claims were increased by $14.5 million, principally attributable to the annual review of this exposure.

The following table provides gross asbestos and environmental outstanding claim information for the years ended December 31, 2007 and 2006 (in millions):

	As of December 31,
	2007				2006
		Aggregate	% of Total	Average		Aggregate	% of Total	Average
		Case	Case	Case		Case	Case	Case
	Count	Reserves	Reserves	Reserves	Count	Reserves	Reserves	Reserves

Asbestos
By Claim
Largest 10 claims	10	$32.4	14.9%	$3.2	10	$34.7	15.2%	$3.5
All other claims, with case reserves	1,544	184.4	85.1	0.1	1,543	193.8	84.8	0.1

Total	1,554	$216.8	100.0%	$0.1	1,553	$228.5	100.0%	$0.1

By Insured
Largest 10 insureds	10	$91.8	42.3%	$9.2	10	$97.5	42.7%	$9.8
All other insureds	314	125.0	57.7	0.4	300	131.0	57.3	0.4

Total	324	$216.8	100.0%	$0.7	310	$228.5	100.0%	$0.7

Environmental
By Claim
Largest 10 claims	10	$9.1	30.5%	$0.9	10	$8.1	28.0%	$0.8
All other claims, with case reserves	595	20.7	69.5	0.1	728	20.8	72.0	0.1

Total	605	$29.8	100.0%	$0.1	738	$28.9	100.0%	$0.1

By Insured
Largest 10 insureds	10	$14.0	47.0%	$1.4	10	$13.2	45.7%	$1.3
All other insureds	265	15.8	53.0	0.1	375	15.7	54.3	0.1

Total	275	$29.8	100.0%	$0.1	385	$28.9	100.0%	$0.1

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

Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts (in millions) for these items follow:

	Year Ended December 31,
	2007	2006	2005

Premiums Written
Direct	$736.8	$712.1	$763.3
Add: assumed	1,545.9	1,623.6	1,863.7
Less: ceded	193.3	174.8	325.3

Net	$2,089.4	$2,160.9	$2,301.7

Premiums Earned
Direct	$738.1	$728.9	$737.2
Add: assumed	1,566.4	1,706.6	1,873.1
Less: ceded	184.0	209.7	333.5

Net	$2,120.5	$2,225.8	$2,276.8

The total amount of reinsurance recoverables on paid and unpaid losses as of December 31, 2007 and 2006 was $726.6 million and $798.8 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectability of individual balances. The reserve for uncollectible recoverables as of December 31, 2007 and 2006 was $44.4 million and $42.5 million, respectively, and has been netted against reinsurance recoverables on loss payments. We have also established a reserve for potentially uncollectible assumed reinsurance balances of $1.5 million and $1.9 million as of December 31, 2007 and 2006, respectively, which has been netted against premiums receivable.

Our reinsurance protection, which covered certain amounts of our 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, we commuted ceded loss reserves of $71.8 million, resulting in a pre-tax commutation loss of $5.5 million for the year ended December 31, 2006. The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, we paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, we accounted for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of $97.0 million in the aggregate had been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain had been amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, we have utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. We ceded losses of $17.5 million to the 1995 Stop Loss Agreement for the year ended December 2005, resulting in income of $11.3 million ($7.3 million after tax). There were no cessions to this agreement in 2006. We received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by us, it is included as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. In connection with the receipt of this cash, we have recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and loss adjustment expenses.

For years ending December 31, 2001 and prior, we utilized whole account aggregate excess of loss retrocessional coverage (“Whole Account Excess of Loss Agreements”) to manage our exposures, including catastrophic occurrences and the potential accumulation of exposures. As further discussed below, during the second quarter of 2006, we commuted certain Whole Account Excess of Loss Agreements. In addition, Whole Account Excess of Loss Agreements were purchased covering underwriting years 2002 through 2004 though no losses were ceded to these coverages. The Whole Account Excess of Loss Agreements are broad in coverage, and include property and casualty insurance and reinsurance business written on a worldwide basis, as applicable. Classes of business excluded from coverage primarily include non-traditional business. In each calendar year, we have the ability to cede losses attributable to certain prior periods to the Whole Account Excess of Loss Agreements to the extent there are limits remaining for the period. These agreements cover business written or incepting during a defined period of time (underwriting year), which is typically twelve months, or in other cases, business earned during a defined period of time (accident year). The Whole Account Excess of Loss Agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. All of these Whole Account Excess of Loss Agreements covering prior underwriting and accident years have been commuted except for two agreements covering underwriting years 2000 and 2001. Loss cession limits on these two covers still outstanding have been fully utilized. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a composite ratio (the sum of the commission and loss ratios), in excess of a specified attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid, net of commission, by us is calculated based on a contractual fixed rate that is applied to the total premiums covered by the retrocession agreements. Each agreement includes a provision for additional premium, subject to a maximum, based on the amount of loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by us.

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

The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements for the years ended December 31, 2007, 2006 and 2005 (in millions):

Coverage Period	2007	2006	2005

Prior years	$—	$—	$(2.3)
2000 underwriting year	(0.1)	0.2	2.4
2001 underwriting year	—	9.5	16.4

Total	$(0.1)	$9.7	$16.5

The maximum coverage available under the Whole Account Excess of Loss Agreements is based on a proportion of net premiums earned during each of the coverage periods, subject to a predetermined aggregate limit. The maximum coverage available will increase or decrease as premium adjustments applicable to a particular coverage period, if any, are recognized. The attachment point represents the aggregate amount of losses, and in certain cases, acquisition costs, expressed as a proportion of net premiums earned, that will be retained by us. Losses attributable to business written during a particular period in excess of the attachment point, subject to a maximum limit, are ceded to the reinsurer. The following table provides a summary of the significant terms of the Whole Account Excess of Loss Agreements that were in effect as of December 31, 2007 (in millions):

Coverage Period	Attachment Basis	Aggregate Limit	Remaining Limit	Attachment Point

2000 underwriting year	Composite ratio	$69.1	0.4	90.6%
2001 underwriting year	Composite ratio	85.4	—	90.4%

The following table provides a summary of the cumulative experience, including the income (loss) before income taxes, for two agreements in force at December 31, 2007, in each case since inception (in millions):

	Ceded	Ceded	Ceded	Net		Income
	Earned	Acquisition	Loss and	Underwriting	Interest	Before Income
Coverage Period	Premium	Costs	LAE	Income	Expense	Taxes

2000 underwriting year	$45.9	$16.4	$68.7	$39.2	$24.1	$15.1
2001 underwriting year	56.7	15.2	85.4	43.9	30.6	13.3

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

In addition to the Whole Account Excess of Loss Agreements, we entered into a three-year aggregate excess of loss reinsurance contract protecting our United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified us for losses in excess of an annual retention, subject to an annual limit of liability. During December 2006, we entered into a commutation and release agreement related to this contract, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, a pre-tax loss of $1.4 million was recognized. Additionally, reinsurance recoverables were reduced by $16.1 million for the year ended December 31, 2006. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of our total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. We maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for 1999 and 2000. A minimum interest credit is applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. As of December 31, 2006, the loss payment account had a zero balance. The principal reinsurer under these agreements is Hannover Reinsurance — Ireland Ltd.

The income (loss) before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the years ended December 31, 2007, 2006, and 2005 is as follows (in millions):

	2007	2006	2005

Ceded earned premium	$0.2	$(1.7)	$(13.9)
Ceded acquisition costs	2.7	1.5	5.3
Ceded losses and LAE	(0.1)	8.3	18.7

Net underwriting income	2.8	8.1	10.1
Interest expense	(7.1)	(8.7)	(18.6)

Loss before income taxes	$(4.3)	$(0.6)	$(8.5)

We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $975 thousand, $571 thousand and $485 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

As indicated by the table above, for the years ended December 31, 2007, 2006 and 2005, we ceded $(0.1) million, $8.3 million and $18.7 million, respectively, of losses and LAE, primarily to the 2001 aggregate excess of loss treaty. The increases in losses ceded to our Whole Account and Facultative Excess of Loss Agreements, for the years ended December 31, 2006 and 2005, were primarily attributable to adverse loss development on casualty business written in 2001. Losses ceded to our Whole Account and Facultative Excess of Loss Agreements were minimal in 2007 and represented 1.1% of our pre-tax income in 2006 and 10.3% of our pre-tax loss in 2005.

The reinsurance recoverables on paid and unpaid losses related to the 2000 and 2001 underwriting years Whole Account Excess of Loss Agreements are $74.0 million and $122.2 million as of December 31, 2007 and 2006, respectively. Funds held under reinsurance contracts, related to these agreements, shown as a liability on our consolidated balance sheets, reflect $58.1 million and $83.4 million as of December 31, 2007 and 2006, respectively. Other collateral related to these agreements is $33.6 million and $43.2 million as of December 31, 2007 and 2006, respectively.

Deferred Income Taxes

We record deferred income taxes as net assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. As of December 31, 2007 and 2006, a net deferred tax asset of $32.3 million and $185.0 million, respectively, was recorded. In recording this deferred tax asset, we have made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset. Accordingly, deferred tax assets have not been reduced by a valuation allowance, as management believes it is more likely than not that the deferred tax assets will be realized.

Investments

On a quarterly basis, we review our investment portfolio for declines in value, and specifically consider securities, the fair values of which have declined to less than 80% of their cost or amortized cost at the time of review. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment, but rather a temporary decline in value. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Underwriting Results

Gross Premiums Written.  Gross premiums written for the year ended December 31, 2007 decreased by $53.0 million, or 2.3%, to $2,282.7 million compared to $2,335.7 million for the year ended December 31, 2006, as reflected in the following table (in millions):

	Year Ended
	December 31,		Change
Division	2007	2006	$	%

Americas	$834.9	$924.2	$(89.3)	(9.7)%
EuroAsia	565.6	561.2	4.4	0.8
London Market	349.9	340.7	9.2	2.7
U.S. Insurance	532.3	509.6	22.7	4.4

Total gross premiums written	$2,282.7	$2,335.7	$(53.0)	(2.3)%

Total reinsurance gross premiums written for the year ended December 31, 2007 were $1,545.9 million compared to $1,623.6 million for 2006, a decrease of 4.8%. Total insurance gross premiums written for the year ended December 31, 2007, which includes our U.S. Insurance division, our Lloyd’s syndicate and NICL, were $736.8 million, compared to $712.1 million for 2006, an increase of 3.5%. For the year ended December 31, 2007, total reinsurance gross premiums written represented 67.7% (69.5% in 2006) of our business and insurance represented the remaining 32.3% (30.5% in 2006) of our business.

Americas.  Gross premiums written in the Americas division for the year ended December 31, 2007 were $834.9 million, a decrease of $89.3 million, or 9.7%, as compared to $924.2 million for the year ended December 31, 2006. These amounts represent 36.6% of our gross premiums written for the year ended December 31, 2007 and 39.6% in 2006. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $650.6 million for the year ended December 31, 2007 decreased $105.8 million, or 14.0%, compared to $756.4 million for the year ended December 31, 2006. The decrease in the United States relates to all classes of business. Property business decreased by $44.2 million, or 23.0%, to $148.1 million in 2007 from $192.3 million in 2006 as we reduced our proportional catastrophe exposed business in certain peak zones. Treaty and facultative casualty business decreased by $52.0 million, or 10.3%, to $452.0 million in 2007 from $504.0 million in 2006 due to an increase in competitive market conditions and the cancellation of certain business that did not meet our underwriting criteria. All other classes of business accounted for the remaining decrease of $9.6 million.

•	Latin America — Gross premiums written of $141.4 million for the year ended December 31, 2007 increased $6.5 million, or 4.8%, compared to $134.9 million for the year ended December 31, 2006. The increase is primarily the result of increased writings of property facultative business on both a new and renewal basis.

•	Canada — Gross premiums written of $43.3 million for the year ended December 31, 2007 increased $11.3 million, or 35.3%, compared to $32.0 million for the year ended December 31, 2006, due to the cancellation in 2006 of certain treaties, which included the return of unearned premium to the ceding company.

EuroAsia.  Gross premiums written in the EuroAsia division for the year ended December 31, 2007 were $565.6 million, an increase of $4.4 million, or 0.8%, as compared to $561.2 million for the year ended December 31, 2006. These amounts represent 24.8% of our gross premiums written for the year ended December 31, 2007 and 24.0% in 2006. Included in the overall increase in gross premiums written is the impact of movements in foreign exchange rates, which contributed approximately $19.0 million to the increase in 2007. Excluding the impact of movements in foreign exchange rates, actual premiums for the calendar year 2007 would have decreased by $14.6 million. Property, marine and liability business increases were offset by decreases in motor business, accident and health, aviation and credit and bond business. Gross premiums written from property business, which represents 61.5% of EuroAsia in 2007, increased by $7.1 million, or 2.1%, for the year ended December 31, 2007 driven by increases in the European and Middle East markets. The increase in marine business of $3.1 million, or 9.3%, and liability business of $4.5 million, or 19.2%, is related to increases in new and renewal business throughout Europe. Offsetting these increases are decreases in motor business of $5.4 million, or 6.3%, primarily related to European, Middle East and Asia business, credit and bond business of $3.9 million or $7.0% related to the European market, and accident and health and aerospace business of $0.2 million and $0.8 million, respectively.

London Market.  Gross premiums written in the London Market division for the year ended December 31, 2007 were $349.9 million, an increase of $9.2 million, or 2.7%, as compared to $340.7 million for the year ended December 31, 2006. These amounts represent 15.3% of our gross premiums written for the year ended December 31, 2007 and 14.6% in 2006. Included in the overall increase in gross premiums written is the impact of movements in foreign exchange rates, which contributed approximately $20.0 million to the increase in 2007. Excluding the impact of movements in foreign exchange rates, actual premiums for the calendar year 2007 would have decreased by $10.8 million. Gross premiums written across each unit of the London Market division are as follows:

•	London Branch — Gross premiums written of $145.3 million for the year ended December 31, 2007 increased $7.1 million, or 5.1%, compared to $138.2 million for the year ended December 31, 2006. Property business increased $19.9 million, or 41.9%, due to increased writings on both a new and renewal basis. Casualty business decreased by $5.6 million, or 19.7%, and marine and aerospace business decreased $7.2 million, or 11.6% in 2007 compared to 2006, due to share reduction and non-renewal of business not meeting our underwriting criteria.

•	Newline and NICL — Gross premiums written of $204.6 million for the year ended December 31, 2007 increased $2.1 million, or 1.0%, compared to $202.5 million for the year ended December 31, 2006.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the year ended December 31, 2007 were $532.3 million, an increase of $22.7 million, or 4.4%, as compared to $509.6 million for the year ended December 31, 2006. These amounts represent 23.3% of our gross premiums written for the year ended December 31, 2007 and 21.8% in 2006. Gross premiums written in our specialty insurance unit increased by $45.3 million, or 12.7%, offset by a decrease in medical malpractice business of $22.6 million, or 14.8%. Gross premiums written across each line of business is as follows:

•	Professional liability, our largest class of business, gross premiums written increased $8.3 million, or 6.3%, to $139.3 million for the year ended December 31, 2007, from $131.0 million for the year ended December 31, 2006. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical malpractice gross premiums written were $130.2 million for the year ended December 31, 2007, a decrease of $22.6 million, or 14.8%, from $152.8 million for the year ended December 31, 2006. The medical malpractice class of business is experiencing a softening market.

•	Specialty liability increased $8.5 million to $90.3 million for the year ended December 31, 2007, from $81.8 million for the year ended December 31, 2006. This increase resulted from higher production in ongoing accounts.

•	Property and package business increased $37.8 million to $68.5 million for the year ended December 31, 2007, from $30.7 million for the year ended December 31, 2006. This primarily resulted from new agriculture business and offshore energy business.

•	Commercial auto increased $16.8 million to $52.4 million for the year ended December 31, 2007, from $35.6 million for the year ended December 31, 2006. This increase resulted from increased production of ongoing accounts.

•	Our personal auto business, which primarily includes non-standard auto business written in California and Florida, decreased $26.1 million, or 33.6%, to $51.6 million for the year ended December 31, 2007, from $77.7 million for the year ended December 31, 2006. This decrease is primarily due to market conditions, which has resulted in the non-renewal of several programs.

Ceded Premiums Written.  Ceded premiums written for the year ended December 31, 2007 increased by $18.5 million, or 10.6%, to $193.3 million (8.5% of gross premiums written) from $174.8 million (7.5% of gross premiums written) for the year ended December 31, 2006. Ceded premiums written in the EuroAsia division increased by $4.8 million, reflecting an increase in property catastrophe premiums and motor business specific retrocessions; the London Market division increased by $16.2 million, reflecting the purchase of additional primary layer reinsurance; the U.S. Insurance division increased by $6.8 million, reflecting an increase in specific retrocessions on its program business. These increases were offset by a decrease of $9.3 million in the Americas division.

Net Premiums Written.  Net premiums written for the year ended December 31, 2007 decreased by $71.5 million, or 3.3%, to $2,089.4 million from $2,160.9 million for the year ended December 31, 2006. Net premiums written represent gross premiums written less ceded premiums written. Net premiums written decreased over 2006 at a higher rate than gross premiums written, reflecting an increase in ceded premiums written during 2007.

Net Premiums Earned.  Net premiums earned for the year ended December 31, 2007 decreased by $105.3 million, or 4.7%, to $2,120.5 million, from $2,225.8 million for the year ended December 31, 2006. Net premiums earned decreased in the Americas division by $133.2 million, or 13.7%, and in the London Market division by $26.7 million, or 8.0%, offset by increases in the EuroAsia division of $11.8 million, or 2.2%, and in the U.S. Insurance division of $42.8 million, or 11.1%.

Losses and Loss Adjustment Expenses.  Net losses and LAE decreased $75.8 million, or 5.1%, to $1,408.4 million for the year ended December 31, 2007, from $1,484.2 million for the year ended December 31, 2006 as follows (in millions):

	Year Ended
	December 31,		Change
	2007	2006	$	%

Gross losses and LAE incurred	$1,514.3	$1,631.4	$(117.1)	(7.2)%
Less: ceded losses and LAE incurred	105.9	147.2	(41.3)	(28.1)

Net losses and LAE incurred	$1,408.4	$1,484.2	$(75.8)	(5.1)%

The decrease in net losses and LAE incurred was principally related to a decrease of $99.4 million in prior period losses, to $40.5 million for the year ended December 31, 2007, from $139.9 million for the year ended December 31, 2006, and a decline in net earned premium of $105.3 million. This decrease was partially offset by an increase in current year catastrophe losses of $71.0 million. Losses and LAE for the year ended December 31, 2007 included $40.5 million attributable to prior years, which reflected unfavorable emergence of $0.9 million on prior period catastrophe events. The remaining amount of prior period losses of $39.6 million in 2007 was predominantly attributable to increased loss estimates on non-catastrophe business in the Americas division of $131.4 million, which included $77.4 million for increased asbestos and environmental loss estimates, principally attributable to the annual review of these exposures, and $21.2 million related to settlement of litigation during the third quarter, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Losses and LAE for the year ended December 31, 2006 included $139.9 million attributable to prior years, which included $42.6 million on prior period catastrophe events, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts written by us for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates as well as unexpected loss emergence on Florida proportional property accounts in the period. The remaining amount of prior period losses of $97.3 million in 2006 was predominantly attributable to increased loss estimates on non-catastrophe business in the Americas division of $169.7 million, which included $27.1 million for increased asbestos loss estimates, principally attributable to the annual review of this exposure, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions.

Ceded losses and LAE incurred for the year ended December 31, 2007 decreased by $41.3 million, or 28.1%, to $105.9 million, from $147.2 million for the year ended December 31, 2006. This decrease was principally attributable to a $21.6 million decrease in cessions to the Whole Account Excess of Loss Agreements and the 1995 Stop Loss Agreement, and a decrease of $16.3 million related to cessions on our casualty facultative business.

The loss and LAE ratio for the years ended December 31, 2007 and 2006 and the percentage point change for each of our divisions and in total are as follows:

	Year Ended		Percentage
	December 31,		Point
Division	2007	2006	Change

Americas	78.6%	78.5%	0.1
EuroAsia	64.2	60.3	3.9
London Market	49.0	54.7	(5.7)
U.S. Insurance	57.8	55.8	2.0

Total losses and LAE ratio	66.4%	66.7%	(0.3)

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2007 and 2006 (in millions):

Year Ended December 31, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$661.5	78.6%	$348.6	64.2%	$150.4	49.0%	$247.9	57.8%	$1,408.4	66.4%

Catastrophe Losses:
2007 Events
Windstorm Kyrill	—	—	26.8	5.0	11.7	3.8	—	—	38.5	1.8
Jakarta floods	—	—	5.6	1.0	—	—	—	—	5.6	0.3
Cyclone Gonu, Oman	—	—	12.3	2.3	—	—	—	—	12.3	0.6
UK floods	—	—	—	—	5.1	1.7	—	—	5.1	0.2
Peru earthquake	5.0	0.6	—	—	—	—	—	—	5.0	0.2
Mexico flood in Tabasco	10.0	1.2	—	—	—	—	—	—	10.0	0.5
All other 2007 events	17.0	2.0	8.7	1.6	3.7	1.2	—	—	29.4	1.4
Prior Period Events
Hurricanes Katrina, Rita and Wilma — 2005	6.6	0.8	—	—	(1.4)	(0.5)	(0.1)	—	5.1	0.2
All other prior period events	5.1	0.6	(3.1)	(0.6)	(6.2)	(2.0)	—	—	(4.2)	(0.2)

Total catastrophe losses	43.7	5.2	50.3	9.3	12.9	4.2	(0.1)	—	106.8	5.0

Prior period loss development including prior period catastrophe losses	$143.1	17.0%	$(6.9)	(1.3)%	$(57.0)	(18.6)%	$(38.7)	(9.0)%	$40.5	1.9%

Year Ended December 31, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$765.8	78.5%	$320.4	60.3%	$182.5	54.7%	$215.5	55.8%	$1,484.2	66.7%

Catastrophe Losses:
2006 Events	12.7	1.3	19.4	3.7	2.8	0.8	—	—	34.9	1.6
Prior Period Events
Hurricanes Katrina, Rita and Wilma — 2005	35.8	3.7	0.2	—	12.2	3.7	1.2	0.3	49.4	2.2
All other prior period events	7.2	0.7	(4.2)	(0.8)	(8.6)	(2.6)	(1.2)	(0.3)	(6.8)	(0.3)

Total catastrophe losses	55.7	5.7	15.4	2.9	6.4	1.9	—	—	77.5	3.5

Prior period loss development including prior period catastrophe losses	$212.7	21.8%	$(9.0)	(1.7)%	$(24.8)	(7.4)%	$(39.0)	(10.1)%	$139.9	6.3%

Americas Division — Losses and LAE decreased $104.3 million, or 13.6%, to $661.5 million for the year ended December 31, 2007, from $765.8 million for the year ended December 31, 2006. This resulted in a loss and LAE ratio of 78.6% for the year ended December 31, 2007, compared to 78.5% for the year ended December 31, 2006. The decrease in losses and LAE was principally due to a decrease in prior period losses of $69.6 million and a decline in net earned premium of $133.2 million, or 13.7%. Losses and LAE for the year ended December 31, 2007 included prior period losses of $143.1 million, which included $11.7 million for increased loss estimates on prior period catastrophe events, principally attributable to Hurricanes Katrina and Wilma, $77.4 million for increased asbestos and environmental loss estimates, principally attributable to the annual review of these exposures, and $21.2 million related to settlement of litigation in the third quarter, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business. Losses and LAE for the year ended December 31, 2006 included prior period losses of $212.7 million, which included $43.0 million for increased loss estimates on prior period catastrophe events, principally attributable to Hurricanes Rita and Wilma. In addition, asbestos loss estimates were increased by $27.1 million, principally attributable to the annual review of this exposure. The remaining prior period losses of $142.6 million were principally attributable to loss emergence greater than expectations in the period on U.S. casualty business.

EuroAsia Division — Losses and LAE increased $28.2 million, or 8.8%, to $348.6 million for the year ended December 31, 2007, from $320.4 million for the year ended December 31, 2006. This resulted in a loss and LAE ratio of 64.2% for the year ended December 31, 2007, compared to 60.3% for the year ended December 31, 2006. This increase in losses and LAE was principally due to an increase in current year catastrophe losses of $34.0 million, to $53.4 million for the year ended December 31, 2007 from $19.4 million for the year ended December 31, 2006, of which $44.7 million relates to Windstorm Kyrill, Jakarta floods and Cyclone Gonu. Losses and LAE for the year ended December 31, 2007 included a reduction in prior period losses of $6.9 million, principally attributable to favorable loss emergence on credit and miscellaneous property lines of business, partially offset by increased loss estimates on motor and liability exposures. Losses and LAE for the year ended December 31, 2006 included a reduction in prior period losses of $9.0 million, principally due to favorable emergence on property catastrophe, marine and credit lines of business in the period.

London Market Division — Losses and LAE decreased $32.1 million, or 17.6%, to $150.4 million for the year ended December 31, 2007, from $182.5 million for the year ended December 31, 2006. This resulted in a loss and LAE ratio of 49.0% for the year ended December 31, 2007, compared to 54.7% for the year ended December 31, 2006. The decrease in losses and LAE was principally due to a reduction in prior period losses of $32.2 million and a decline in net earned premium of $26.7 million, or 8.0%. For the year ended December 31, 2007, losses and LAE included $16.8 million attributable to Windstorm Kyrill and floods in the United Kingdom and reflected a reduction in prior period losses of $57.0 million, principally due to favorable emergence on liability, property catastrophe, and other miscellaneous property lines of business in the period. For the year ended December 31, 2006, losses and LAE included a reduction of $24.8 million attributable to prior years, principally due to favorable emergence on satellite, accident and health, non-catastrophe property, and aviation exposures in the period, and included a $3.6 million increase on prior period catastrophe losses, principally Hurricane Rita.

U.S. Insurance Division — Losses and LAE increased $32.4 million, or 15.0%, to $247.9 million for the year ended December 31, 2007, from $215.5 million for the year ended December 31, 2006. This resulted in a loss and LAE ratio of 57.8% for the year ended December 31, 2007, compared to 55.8% for the year ended December 31, 2006. The increase in losses and LAE was principally related to an increase in net earned premium of $42.8 million, or 11.1%. For the years ended December 31, 2007 and 2006, prior period losses decreased by $38.7 million and $39.0 million, respectively, principally due to favorable emergence on medical malpractice business in each period.

Acquisition Costs.  Acquisition costs for the year ended December 31, 2007 were $437.3 million, a decrease of $26.8 million or 5.8%, compared to $464.1 million for the year ended December 31, 2006. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.6% for the year ended December 31, 2007, compared to 20.9% for the year ended December 31, 2006, a decrease of 0.3 points. The Americas and London Market divisions’ acquisition ratios decreased by 1.1 and 1.4 points, respectively, while the EuroAsia and U.S. Insurance divisions’ acquisition ratios increased by 1.2 and 1.0 points, respectively.

Acquisition costs are reduced by ceding commissions related to our Whole Account and Facultative Excess of Loss Agreements, of $2.7 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively. Ceding commissions due under certain of our Whole Account Excess of Loss Agreements are deferred and will be received by us in future periods. Ceding commissions related to our Whole Account Excess of Loss Agreements have therefore been recorded at their present value, with the discount amortized over the expected collection period. For years ended December 31, 2007 and 2006, the discount amortized and included in ceding commissions is $2.8 million and $1.8 million, respectively.

Other Underwriting Expenses.  Other underwriting expenses for the year ended December 31, 2007 were $178.6 million, compared to $153.5 million for the year ended December 31, 2006. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.4% for the year ended December 31, 2007, compared to 6.9% for the year ended December 31, 2006. Other underwriting expenses increased while net premiums earned decreased, resulting in a higher other underwriting expense ratio in 2007 as compared to 2006. This increase in other underwriting expenses is principally attributable to an increase in compensation costs.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the years ended December 31, 2007 and 2006 for each of our divisions:

	Year Ended		Percentage
	December 31,		Point
Division	2007	2006	Change

Americas	32.1%	30.8%	1.3
EuroAsia	27.5	25.3	2.2
London Market	26.3	25.8	0.5
U.S. Insurance	26.8	25.3	1.5
Total acquisition costs and other underwriting expense ratio	29.1%	27.7%	1.4

The GAAP combined ratio is the sum of losses and LAE as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 95.5% for the year ended December 31, 2007, compared to 94.4% for the year ended December 31, 2006. The following table reflects the combined ratio for the years ended December 31, 2007 and 2006 for each of our divisions:

	Year Ended		Percentage
	December 31,		Point
Division	2007	2006	Change

Americas	110.7%	109.3%	1.4
EuroAsia	91.7	85.6	6.1
London Market	75.3	80.5	(5.2)
U.S. Insurance	84.6	81.1	3.5
Total combined ratio	95.5%	94.4%	1.1

Investment Results

Net Investment Income.  Net investment income for the year ended December 31, 2007 decreased by $157.7 million, or 32.4%, to $329.4 million, from $487.1 million for the year ended December 31, 2006. Net investment income is comprised of gross investment income of $368.1 million less investment expenses of $38.7 million for the year ended December 31, 2007, compared to gross investment income of $517.4 million less investment expenses of $30.3 million for the year ended December 31, 2006. The decrease in net investment income for the year ended December 31, 2007 is primarily attributable to the following:

•	Our investment in HWIC Asia Fund (“HWIC Asia”), an investment vehicle, was fully redeemed during 2006; accordingly, we did not recognize any investment income related to HWIC Asia for the year ended December 31, 2007. For the year ended December 31, 2006, HWIC Asia, which was accounted for in accordance with the equity method of accounting, contributed $168.7 million of investment income. Net investment income, in accordance with the equity method of accounting, includes realized investment gains attributable to our equity investment in HWIC Asia. Our equity in the net income of HWIC Asia included in investment income for the year ended December 31, 2006, is comprised of the following items (in millions):

Year Ended
December 31,
2006

Equity in net investment income of HWIC Asia	$1.1
Equity in net realized investment gains of HWIC Asia	167.6

Equity in net income of HWIC Asia, before taxes	$168.7

•	a decrease in investment income from short-term investments and cash of $42.7 million, or 34.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, which is representative of a shift from shorter term to longer term investments and a decrease in short term interest rates over the same period;

•	a decrease in investment income from other invested assets of $11.7 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, which primarily reflects a decrease in investment income from hedge funds and private equity funds accounted for under the equity method, offset by an increase in interest income attributable to total return swaps on indexes;

•	an increase in investment expenses of $8.4 million for the year ended December 31, 2007 compared to 2006, reflecting an increase in investment advisory and administration fees and investment expenses from our consolidated subsidiaries of $9.6 million, offset by a decrease in interest expense of $1.2 million on funds held;

•	an increase in investment income from fixed income securities of $64.1 million, or 45.2%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. Average fixed income securities increased by $1,025.2 million, or 33.6%, for the year ended December 31, 2007 over 2006; and

•	an increase of $9.6 million in net investment income from equity securities for the year ended December 31, 2007 compared to the year ended December 31, 2006, excluding the effect of HWIC Asia. Included in net investment income from equity securities is an other-than-temporary write-down of $5.3 million for the year ended December 31, 2007 related to Advent Capital (Holdings) PLC (“Advent”).

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains included in investment income attributable to HWIC Asia, was 4.5% and 5.0% for the year ended December 31, 2007 and 2006, respectively.

Interest expense on funds held primarily relates to our Whole Account and Facultative Excess of Loss Agreements, which is included in investment expenses, of $7.1 million for the year ended December 31, 2007, and represents a decrease of $1.6 million, or 18.4%, from $8.7 million for the year ended December 31, 2006. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $539.1 million for the year ended December 31, 2007 increased by $350.0 million from $189.1 million for the year ended December 31, 2006. The increase in net realized investment gains, including the effect of other-than-temporary impairment losses discussed below, for the year ended December 31, 2007 compared to 2006 is principally due to the following:

•	an increase in net realized investment gains on derivative securities of $386.8 million for the year ended December 31, 2007, primarily attributable to the net change in fair value related to our credit default swaps and total return swaps on indexes, caused by widening credit spreads and declining equity indexes;

•	higher net realized investment gains on fixed income securities of $13.7 million for the year ended December 31, 2007;

•	an increase in net realized investment gains from other investments of $18.7 million for the year ended December 31, 2007, mainly due to net realized investment gains on securities sold short; offset by

•	lower net realized investment gains on equity securities of $69.1 million for the year ended December 31, 2007. Realized investment gains include $119.2 million related to the sale of Hub International Limited shares and $75.1 million related to the redemption of HWIC Asia shares for the years ended December 31, 2007 and 2006, respectively. Net realized investment gains on equity securities also include other-than-temporary write-downs of $42.1 million and $17.1 million for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $59.8 million relating to fixed income securities, common and preferred equities, which includes $5.3 million reflected in net investment income related to our investment in Advent. During the year ended December 31, 2006, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $28.1 million relating to fixed income, equity and other investments. Other-than-temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net for the year ended December 31, 2007, were $14.0 million, compared to $21.1 million for the year ended December 31, 2006. Other expenses are primarily comprised of operating expenses of our holding Company and include audit related fees, corporate-related legal fees, consulting fees, and compensation expense, including the amortization of restricted share grants. The decrease of $7.1 million for the year ended December 31, 2007 compared to 2006 is primarily comprised of: (i) a decrease of $2.3 million in compensation expense, (ii) a decrease of $2.3 million relating to contracts under deposit accounting, (iii) a decrease in legal fees of $1.7 million due to litigation settled in 2006, and (iv) a decrease in audit fees of $1.8 million; offset by: (v) an increase in foreign exchange related adjustments of $1.2 million.

Interest Expense.  We incurred interest expense, related to our debt obligations, of $37.7 million and $37.5 million for the years ended December 31, 2007 and 2006, respectively. The higher amount of interest expense primarily reflects our $100.0 million senior notes offering completed in February 2006.

Federal and Foreign Income Tax Provision.  As a result of our higher pre-tax income for the year ended December 31, 2007, compared to 2006, our federal and foreign income tax provision for the year ended December 31, 2007 increased by $86.4 million, to a provision of $317.7 million, compared to a provision of $231.3 million for the year ended December 31, 2006. Included in the income tax provision for the year ended December 31, 2006 is a one-time tax benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. Our effective tax rates were 34.8% and 31.3% for the years ended December 31, 2007 and 2006, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $8.3 million in each of the years ended December 31, 2007 and 2006.

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

Losses and Loss Adjustment Expenses.  Net losses and LAE decreased $577.4 million, or 28.0%, to $1,484.2 million for the year ended December 31, 2006, from $2,061.6 million for the year ended December 31, 2005 as follows (in millions):

	Year Ended
	December 31,		Change
	2006	2005	-$	%

Gross losses and LAE incurred	$1,631.4	$2,524.1	$(892.7)	(35.4)%
Less: ceded losses and LAE incurred	147.2	462.5	(315.3)	(68.2)

Net losses and LAE incurred	$1,484.2	$2,061.6	$(577.4)	(28.0)%

The decrease in net losses and LAE incurred was principally related to a decline in current year catastrophe events of $503.0 million, and a decrease in prior period losses of $32.8 million, to $139.9 million for the year ended December 31, 2006 from $172.7 million for the year ended December 31, 2005. Losses and LAE for the year ended December 31, 2006 included prior period losses of $139.9 million, which reflected $42.6 million for prior year catastrophe events, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts written by us for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates as well as unexpected loss emergence on Florida proportional property accounts in the period. The remaining amount of prior period losses of $97.3 million in 2006 was predominantly attributable to increased loss estimates on non-catastrophe business in the Americas division of $169.7 million, which included $27.1 million for increased asbestos loss estimates, principally attributable to the annual review of this exposure, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. For the year ended December 31, 2005, current year catastrophe events of $537.9 million included $445.9 million related to Hurricanes Katrina, Rita, and Wilma, and $25.6 million related to Windstorm Erwin. Losses and LAE incurred during the year ended December 31, 2005 included prior period losses of $172.7 million, which included $15.0 million for prior year catastrophe events, principally due to an increase in loss estimates on the 2004 Florida Hurricanes, Typhoon Songda, and the Indonesian earthquake and resulting tsunami. The remaining amount of prior period losses of $157.7 million in 2005 was predominantly attributable to increased loss estimates on non-catastrophe business in the Americas division of $207.3 million, which included $41.2 million for increased asbestos loss estimates, principally attributable to the annual review of this exposure, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions.

Ceded losses and LAE incurred for the year ended December 31, 2006 decreased by $315.3 million, or 68.2%, to $147.2 million, from $462.5 million for the year ended December 31, 2005. This decrease was principally attributable to a decrease of $281.6 million in property catastrophe cessions, due to a decline in current year catastrophe events, and a $46.8 million decrease in ceded losses related to our U.S. Insurance operations, to $55.6 million for the year ended December 31, 2006 from $102.4 million for the year ended December 31, 2005, due to increased retentions. Cessions to the Whole Account Excess of Loss Agreements for the years ended December 31, 2006 and 2005 were $9.7 million and $16.5 million, respectively. As of December 31, 2006, the aggregate limits on the Whole Account Excess of Loss Agreements have been fully utilized.

The loss and LAE ratio for the years ended December 31, 2006 and 2005 and the percentage point change for each of our divisions and in total are as follows:

0

	Year Ended		Percentage
	December 31,		Point
Division	2006	2005	Change

Americas	78.5%	112.8%	(34.3)
EuroAsia	60.3	63.2	(2.9)
London Market	54.7	90.3	(35.6)
U.S. Insurance	55.8	62.0	(6.2)

Total losses and LAE ratio	66.7%	90.5%	(23.8)

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2006 and 2005 (in millions):

Year Ended December 31, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$765.8	78.5%	$320.4	60.3%	$182.5	54.7%	$215.5	55.8%	$1,484.2	66.7%

Catastrophe Losses:
2006 Events	12.7	1.3	19.4	3.7	2.8	0.8	—	—	34.9	1.6
Prior Period Events
Hurricanes Katrina, Rita and Wilma — 2005	35.8	3.7	0.2	—	12.2	3.7	1.2	0.3	49.4	2.2
All other prior period events	7.2	0.7	(4.2)	(0.8)	(8.6)	(2.6)	(1.2)	(0.3)	(6.8)	(0.3)

Total catastrophe losses	55.7	5.7	15.4	2.9	6.4	1.9	—	—	77.5	3.5

Prior period loss development including prior period catastrophe losses	$212.7	21.8%	$(9.0)	(1.7)%	$(24.8)	(7.4)%	$(39.0)	(10.1)%	$139.9	6.3%

Year Ended December 31, 2005

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$1,186.2	112.8%	$326.0	63.2%	$348.8	90.3%	$200.6	62.0%	$2,061.6	90.5%

Catastrophe Losses:
2005 Events
Windstorm Erwin	—	—	23.1	4.5	2.5	0.6	—	—	25.6	1.1
India floods	—	—	11.5	2.2	—	—	—	—	11.5	0.5
Hurricanes Katrina, Rita and Wilma	313.1	29.8	0.5	0.1	131.9	34.2	0.4	0.1	445.9	19.6
Other 2005 events	35.2	3.3	14.2	2.8	5.5	1.4	—	—	54.9	2.5
Prior Period Events
2004 Florida hurricanes	2.8	0.3	—	—	0.6	0.2	—	—	3.4	0.1
All other prior period events	3.1	0.3	7.4	1.4	1.1	0.3	—	—	11.6	0.5

Total catastrophe losses	354.2	33.7	56.7	11.0	141.6	36.7	0.4	0.1	552.9	24.3

Prior period loss development including prior period catastrophe losses	$213.2	20.3%	$(8.7)	(1.7)%	$(22.8)	(5.9)%	$(9.0)	(2.8)%	$172.7	7.6%

Americas Division — Losses and LAE decreased $420.4 million, or 35.4%, to $765.8 million for the year ended December 31, 2006, from $1,186.2 million for the year ended December 31, 2005. This resulted in a loss and LAE ratio of 78.5% for the year ended December 31, 2006, compared to 112.8% for the year ended December 31, 2005. The decrease in losses and LAE was principally due to a decrease in current year catastrophes of $335.6 million and a decline in net earned premium of $76.1 million, or 7.2%. Losses and LAE for the year ended December 31, 2006 included an increase in prior period losses of $212.7 million, which reflected $43.0 million from prior period catastrophe losses, principally Hurricanes Rita and Wilma. In addition, asbestos loss estimates were increased by $27.1 million, principally attributable to the annual review of this exposure. The remaining net increase in prior period losses of $142.6 million was principally attributable to loss emergence greater than expectations in the period on U.S. casualty business. Losses and LAE for the year ended December 31, 2005 included an increase in prior period losses of $213.2 million, which reflected $5.9 million on prior period catastrophes, principally due to loss emergence greater than expected in the period on the 2004 Florida Hurricanes, and $41.2 million for increased asbestos loss estimates, principally attributable to the annual review of this exposure. The remaining increase in prior period losses of $166.1 million is principally attributable to loss emergence greater than expectations in the period on U.S. casualty business.

EuroAsia Division — Losses and LAE decreased $5.6 million, or 1.7%, to $320.4 million for the year ended December 31, 2006, from $326.0 million for the year ended December 31, 2005. This resulted in a loss and LAE ratio of 60.3% for the year ended December 31, 2006, compared to 63.2% for the year ended December 31, 2005. This decrease was principally due to a reduction in current year catastrophe losses of $29.9 million, partially offset by an increase in net premiums earned of $15.2 million, or 2.9%. Losses and LAE for the year ended December 31, 2006 included a benefit of $9.0 million attributable to prior years, principally due to favorable emergence on property catastrophe, marine and credit lines of business in the period. Losses and LAE for the year ended December 31, 2005 included a decrease in prior period losses of $8.7 million, principally related to favorable emergence on liability and bond exposures in the period, partially offset by an increase in prior period catastrophes of $7.4 million predominantly attributable to Typhoon Songda and the Indonesian earthquake and resulting tsunami.

London Market Division — Losses and LAE decreased $166.3 million, or 47.7%, to $182.5 million for the year ended December 31, 2006, from $348.8 million for the year ended December 31, 2005. This resulted in a loss and LAE ratio of 54.7% for the year ended December 31, 2006, compared to 90.3% for the year ended December 31, 2005. The decrease in losses and LAE was principally related to a decrease in current year catastrophes of $137.1 million and a decline in net premiums earned of $52.6 million, or 13.6%. Losses and LAE for the year ended December 31, 2006 included a benefit of $24.8 million attributable to prior years, principally due to favorable emergence on satellite, accident and health, non-catastrophe property, and aviation exposures in the period, and included $3.6 million of prior period catastrophe losses, principally Hurricane Rita. Losses and LAE for the year ended December 31, 2005 included a benefit of $22.8 million, principally due to favorable emergence on aviation, satellite and non-catastrophe property business in the period, and included $1.7 million of prior period catastrophe losses.

U.S. Insurance Division — Losses and LAE increased $14.9 million, or 7.4%, to $215.5 million for the year ended December 31, 2006, from $200.6 million for the year ended December 31, 2005. This resulted in a loss and LAE ratio of 55.8% for the year ended December 31, 2006, compared to 62.0% for the year ended December 31, 2005. The increase in losses and LAE was related to a 19.3% increase in net premiums earned and was partially offset by a decrease of $39.0 million on losses and LAE attributable to prior years, principally due to favorable loss emergence on medical malpractice business in the period. For the year ended December 31, 2005, losses and LAE related to prior years decreased by $9.0 million, principally due to loss emergence less than expectations in the period on medical malpractice and general liability business.

Acquisition Costs.  Acquisition costs for the year ended December 31, 2006 were $464.1 million, a decrease of $6.1 million or 1.3%, compared to $470.2 million for the year ended December 31, 2005. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.9% for the year ended December 31, 2006, compared to 20.6% for the year ended December 31, 2005, an increase of 0.3 points. The London Market and U.S. Insurance divisions’ acquisition ratio increased by 2.1 points and 1.5 points, respectively, due to the change in composition of the mix of business written and increased retentions, while the Americas and EuroAsia divisions had a slight decrease of 0.6 points and 0.1 points, respectively.

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

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the years ended December 31, 2006 and 2005 for each of our divisions:

	Year Ended		Percentage
	December 31,		Point
Division	2006	2005	Change

Americas	30.8%	30.7%	0.1
EuroAsia	25.3	26.5	(1.2)
London Market	25.8	22.5	3.3
U.S. Insurance	25.3	21.7	3.6
Total acquisition costs and other underwriting expense ratio	27.7%	27.1%	0.6

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

	Year Ended		Percentage
	December 31,		Point
Division	2006	2005	Change

Americas	109.3%	143.5%	(34.2)
EuroAsia	85.6	89.7	(4.1)
London Market	80.5	112.8	(32.3)
U.S. Insurance	81.1	83.7	(2.6)
Total combined ratio	94.4%	117.6%	(23.2)

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

•	an increase of $970.7 million or 17.5% in average invested assets for the year ended December 31, 2006 over 2005, and higher short term rates over the period. Investment income from cash and short-term investments was $122.5 million for the year ended December 31, 2006, an increase of $68.0 million, or 124.6%, over 2005.

•	an increase of $135.7 million for the year ended December 31, 2006 over 2005 related to HWIC Asia, an investment vehicle which is included in common stock, at equity. Net investment income on equity securities includes, in accordance with the equity method of accounting, realized investment gains attributable to our equity investment in HWIC Asia. During 2006, we fully redeemed our interest in HWIC Asia. Our equity in the net income of HWIC Asia Fund is comprised of the following items (in millions):

	Year Ended
	December 31,
	2006	2005

Equity in net investment income of HWIC Asia	$1.1	$5.1
Equity in net realized capital investment of HWIC Asia	167.6	27.9

Equity in net income of HWIC Asia, before taxes	$168.7	$33.0

•	an increase of $16.5 million for the year ended December 31, 2006 over 2005 in net income due to equity accounting of Advent Capital (Holdings) PLC, a Lloyd’s syndicate which is included in common stock, at equity. This resulted in net income of $1.1 million for the year ended December 31, 2006 compared to a net loss of $15.4 million in 2005, primarily reflecting catastrophe losses from Hurricanes Katrina, Rita and Wilma during 2005.

•	an increase of $28.7 million for the year ended December 31, 2006 over 2005 in net investment income on other invested assets, which primarily reflects interest income attributable to our total return swaps on equity indexes and includes income from hedge funds and private equity investments of $29.3 million and $15.6 million for the years ended December 31, 2006 and December 31, 2005, respectively.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances and the positive impact of realized gains attributable to HWIC Asia, was 5.0% and 3.8% for the years ended December 31, 2006 and 2005, respectively. Also excluding the negative impact of the 2005 losses attributable to Advent, our total effective annualized yield, net of expenses but before the impact of interest expense from funds held balances, was 5.0% and 4.1% for the years ended December 31, 2006 and 2005, respectively.

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

Federal and Foreign Income Tax Benefit/Provision.  As a result of our pre-tax income for the year ended December 31, 2006, compared to a pre-tax loss for 2005, our federal and foreign income tax provision for the year ended December 31, 2006 increased by $297.4 million, to a provision of $231.3 million, compared to a benefit of $66.1 million for the year ended December 31, 2005. Included in the income tax provision for the year ended December 31, 2006 is a one-time tax benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996. Our effective tax rates were 31.3% and 36.4% for the years ended December 31, 2006 and 2005, respectively.

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

Liquidity and Capital Resources

Our shareholders’ equity increased by $571.1 million, or 27.4%, to $2,654.7 million as of December 31, 2007, from $2,083.6 million as of December 31, 2006. The net increase as of December 31, 2007 compared to December 31, 2006 was attributable to net income of $595.6 million, an increase to accumulated other comprehensive income of $59.7 million, an increase of $25.8 million related to the conversion of our Convertible Debt into shares of our common stock, and an increase of $10.6 million related to other items. These increases were offset by a decrease resulting from common and preferred dividends of $26.1 million and a decrease of $94.5 million related to the repurchase of our common stock. Our book value per common share was $36.78 as of December 31, 2007, representing an increase of $8.86 from the book value per common share of $27.92 as of December 31, 2006 and an increase of $3.87 from the book value per common share of $32.91 as of September 30, 2007.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, as used in the book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their return on equity calculation.

	December 31
	2007	2006
	(In millions, except per share
	and share amounts)

Total shareholders’ equity	$2,654.7	$2,083.6
Less: equity related to preferred stock	97.5	97.5

Total common shareholders’ equity	$2,557.2	$1,986.1

Common shares outstanding	69,521,494	71,140,948

Book value per common share	$36.78	$27.92

Holding company cash and cash equivalents equaled $44.3 million as of December 31, 2007, as compared to $58.8 million as of December 31, 2006, with the lower amount primarily due to increased tax payments and the implementation of our share repurchase program. As a holding company, our assets are principally comprised of the shares of Odyssey America, and our principal sources of funds are cash dividends and other permitted payments from our operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends on our common or preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. During 2008, Odyssey America can pay dividends to the holding company of $292.3 million without prior regulatory approval. Odyssey America paid dividends of $155.0 million to the holding company during 2007.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.1 billion during 2008. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of December 31, 2007 our operating subsidiaries maintained cash and cash equivalents of $876.2 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables. During 2005, we contributed $185.0 million to Odyssey America. Effective December 31, 2005, we received approval from the Connecticut Insurance Commissioner to make a $200.0 million capital contribution to Odyssey America, to be completed prior to February 28, 2006. In February 2006, we completed the $200.0 million capital contribution to Odyssey America.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 88.6% of our total reinsurance recoverables as of December 31, 2007, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of December 31, 2007, net of the reserve for uncollectible paid and unpaid reinsurance, which is established based on an evaluation of each reinsurer or retrocessionaire and historical experience, is $83.1 million. The top ten reinsurers measured on total reinsurance recoverables represent $46.2 million, or 55.6% of the total paid loss recoverable, of which $13.0 million is collateralized and the remaining $33.2 million is placed with highly rated companies. The remaining $36.9 million recoverable on paid losses is placed with numerous companies, and no single company has a balance greater than $4.1 million net of the reserve on uncollectible reinsurance.

Approximately $51.0 million of our total reinsurance paid recoverable is current billings, and $32.1 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.

Cash provided by operations was $188.7 million for the year ended December 31, 2007, compared to $752.3 million for the year ended December 31, 2006. The decrease in cash flow from operations is primarily attributable to lower premium volume, a decline in reinsurance recoveries and an increase in taxes paid.

Total investments and cash amounted to $7.8 billion as of December 31, 2007, an increase of $0.7 billion compared to December 31, 2006. Our average invested assets were $7.4 billion for the year ended December 31, 2007, as compared to $6.5 billion for the year ended December 31, 2006. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, of $1.4 billion and $2.2 billion as of December 31, 2007 and 2006, respectively, represented 18.5% and 32.6%, respectively, of our total investments and cash, excluding cash and cash equivalents held as collateral. During 2007, we redeployed a portion of our cash into intermediate-term government fixed income securities. Total fixed income securities were $4.6 billion as of December 31, 2007, an increase from $3.5 billion as of December 31, 2006. 92.5% of the fixed income securities portfolio is rated “AAA” as measured by Standard and Poor’s. The duration of our investment portfolio, including cash and cash equivalents, was 5.1 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained within our portfolio.

Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of December 31, 2007 and 2006, we had a receivable for securities sold of $23.6 million and $21.3 million, respectively, which is included in other assets, and a payable for securities purchased of $27.1 million and $13.0 million, respectively, which is included in other liabilities.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year starting on March 15, 2007. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the years ended December 31, 2007 and 2006, the average annual interest rate on the Series C Notes was 7.93% and 7.87%, respectively.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us in 2009 at their par value, plus accrued and unpaid interest. For the year ended December 31, 2007, the average annual interest rate on each series of notes was 7.62%, compared to an average annual interest rate of 7.40% for the year ended December 31, 2006.

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

In June 2002, we issued $110.0 million aggregate principal amount of convertible senior debentures due 2022 (the “Convertible Notes”). In accordance with the indenture under which the Convertible Notes were issued, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of our common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, resulting in a decrease to Convertible Notes and a corresponding increase to shareholders’ equity of $40.1 million. In March 2007, we announced that we had called for the redemption of the remaining $22.5 million principal value of our outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, we issued 1,056,107 shares of our common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remained outstanding as of such date.

On July 13, 2007, we entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by us, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits us to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support our insurance and reinsurance business. The Credit Agreement replaced our three-year, $150.0 million credit facility entered into as of September 23, 2005, which has been terminated, and the obligations thereunder have been satisfied.

As of December 31, 2007, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at our option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if our debt rating changes.

Please see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for complete disclosure of our debt obligations, common shares and preferred shares.

We participate in Lloyd’s through our 100% ownership of Newline Syndicate 1218 (“Syndicate 1218”), through which we provide 100% of the capacity for Syndicate 1218. The results of Syndicate 1218 are consolidated in our consolidated financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash, with a fair value of $204.1 million as of December 31, 2007, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the

Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by us. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we considered to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our liquidity and capital resources. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of December 31, 2007, Odyssey America continues to have a par value of $88.0 million, or approximately £44.2 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets is $112.6 million, or approximately £56.6 million equivalent. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

On November 27, 2007, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share to be paid on December 28, 2007 to all common shareholders of record as of December 14, 2007. During each of the four quarters of 2007, our Board of Directors declared quarterly cash dividends of $0.0625 per common share, resulting in an aggregate dividend of $17.8 million.

On November 27, 2007, the Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% Series A preferred shares and $0.526875 per share on our floating rate Series B preferred shares. The total dividends of $2.1 million were paid on January 20, 2008 to Series A and Series B preferred shareholders of record on December 31, 2007.

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

These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance business. The financial strength ratings of our principal operating subsidiaries are: A.M. Best: “A” (Excellent); Standard & Poor’s: “A−” (Strong); and Moody’s: “A3” (Good). These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors, nor are they recommendations to buy, sell or hold securities.

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

On January 1, 2007, we adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The adoption of FIN 48 did not have a material impact on our results of operations or financial position.

We elect to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of December 31, 2007, we have not recorded any interest or penalties. We file income tax returns with various federal, state, and foreign jurisdictions. Our U.S. federal income tax returns for 1999 through 2006 remain open for examination and the Internal Revenue Service is currently examining our 2003 and 2004 returns. Income tax returns filed with various state and foreign jurisdictions remain open to examination.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R).” SFAS 158 requires us, as of December 31, 2006, to recognize the overfunded or underfunded status of a defined benefit postretirement plan, including pension plans, as an asset or liability in our balance sheet, and to recognize changes in that funded status, in the year in which the changes occur, through comprehensive income. We adopted the recognition provisions of SFAS 158. As a result of the adoption, as of December 31, 2006, we recorded a one-time charge of $15.7 million to increase other liabilities, a $5.5 million deferred tax asset and a $10.2 million decrease to accumulated other comprehensive income on our balance sheet. In addition, SFAS 158 requires that, as of December 31, 2008, employers measure plan assets and liabilities as of the date of their financial statements. SFAS 158 does not require retrospective application.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to define existing fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 will be effective for us beginning in the first quarter of 2008. The impact of the adoption of SFAS 157 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 will be effective for us beginning in the first quarter of 2008. We will elect the FVO for an investment, currently recorded under the equity method of accounting. On January 1, 2008, we will discontinue applying the equity method of accounting for this investment and in accordance with SFAS 159, will carry the investment at fair value with changes in fair value recognized as realized gains or losses in the consolidated statement of operations. Upon electing the FVO for this investment, we will record a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, to retained earnings as of January 1, 2008.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” to replace SFAS 141, “Business Combinations.” While several items from SFAS 141 were retained, including the acquisition method of accounting and the recognition of intangible assets separately from goodwill, SFAS 141(R) broadens its scope and establishes a definition of the acquirer and the acquisition date. SFAS 141(R) should be applied on a prospective basis in the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies the definition of a non-controlling interest and the proper accounting for that entity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We are evaluating the impact of the adoption of SFAS 160, if any, on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of December 31, 2007, our total investments and cash of $7.8 billion includes $4.6 billion of fixed income securities that are subject to interest rate risk, foreign currency risk and credit risk.

Interest Rate Risk

The table below displays the potential impact (in millions) of fair value fluctuations on our fixed income securities portfolio as of December 31, 2007 and December 31, 2006, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2007			As of December 31, 2006
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
			(In millions)

200 basis point rise	$4,127.1	$(518.3)	(11.2)%	$3,026.2	$(475.4)	(13.6)%
100 basis point rise	4,367.4	(278.0)	(6.0)	3,246.2	(255.4)	(7.3)
Base Scenario	4,645.4	—	—	3,501.6	—	—
100 basis point decline	4,969.1	323.7	7.0	3,805.9	304.3	8.7
200 basis point decline	5,335.9	690.5	14.9	4,156.7	655.1	18.7

The preceding table indicates an asymmetric fair value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent 4% of the fair value of the total fixed income portfolio as of each year ended December 31, 2007 and 2006. The asymmetric fair value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting fair value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher fair values in that environment).

As of December 31, 2007, we had net unrealized gains of $135.9 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $206.6 million, offset by gross unrealized depreciation of $70.7 million, which includes gross unrealized appreciation of $180.9 million and gross unrealized depreciation of $69.6 million related to fixed income securities and common stocks carried at fair value.

We purchase interest rate options from time to time to protect us from movements in interest rates. During 2006, we purchased a 20-year swaption contract with a notional amount of $550.0 million, which provides an economic hedge against a decline in our fixed income portfolio as a result of an increase in interest rates. This contract replaced a 10-year swaption with a notional amount of $1.0 billion, initially purchased during 2005, which was closed during 2006. The swaption gives us the option, but not the obligation, to enter into an interest rate swap contract under which we would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract. This contract was closed and not replaced during 2006.

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

As of December 31, 2007 and December 31, 2006, 96.1% and 89.5%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 3.9% and 10.5%, respectively, rated below investment grade.

We have purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. These credit default swaps are acquired by Fairfax and assigned to us to facilitate administration of counterparty credit risk and collateral maintenance. Under a credit default swap, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The total cost of the credit default swaps was $94.2 million and $75.6 million as of December 31, 2007 and 2006, respectively, and the fair value was $307.6 million and $13.5 million, as of December 31, 2007 and 2006, respectively. The notional amount of the credit default swaps was $5.0 billion and $3.5 billion as of December 31, 2007 and 2006, respectively. The credit default swaps had net realized gains of $298.3 million and net realized losses of $22.6 million and $36.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. We obtain market-derived fair values for our credit default swaps form third-party providers, principally broker-dealers. We assess the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at December 31, 2007 was $227.8 million. We do not have the right to sell or repledge this collateral, as it continues to be the property of the counterparties.

In the first quarter of 2008, through February 15, we sold $670.0 million notional amount of credit default swaps (including virtually all of our credit default swaps referenced to U.S. bond guarantors) for gross proceeds of $161.0 million and gains on sale (being gains in excess of the mark-to-market value as at December 31, 2007) of $26.8 million. The net mark-to-market gain for the January 1 to February 15, 2008 period on the $4.4 billion notional amount of credit default swaps remaining at February 15, 2008 (including 2008 purchases of $47.5 million notional amount of credit default swaps for $1.4 million) was $152.6 million, representing total net gains related to credit default swaps for this period of $179.4 million.

As of December 31, 2007, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions, and the timeliness of their interest and principal payments. As a result of this review, we recognized an other-than-temporary write-down of $17.0 million for the year ended December 31, 2005 related to this loan.

Equity Price Risk

In the third quarter of 2004, we sold short Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) as an economic hedge against a general decline in our equity portfolio. In order to reduce the margin maintenance requirements for these short positions, we replaced the short positions with total return swaps, which had aggregate notional amounts of $691.0 million and $581.4 million as of December 31, 2007 and December 31, 2006, respectively. The margin maintenance requirement related to the total return swaps was $205.7 million and $10.5 million as of December 31, 2007 and December 31, 2006, respectively. The swap transactions terminate during the first half of 2008. As of December 31, 2007 and December 31, 2006, we have provided $210.9 million and $52.1 million, respectively, of U.S. Treasury securities as collateral for the swap transactions. The swap transactions are recorded at their fair value of $3.8 million and $(0.5) million as of December 31, 2007 and 2006, respectively, in other invested assets and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the twelve months ended December 31, 2007, 2006 and 2005, the swap transactions had net realized losses of $5.2 million, $73.5 million and $11.8 million, respectively.

In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $1.0 million and $9.4 million, with a strike price of approximately 127.8% and 99.8% of the notional amount of the swap transactions as of December 31, 2007 and December 31, 2006, respectively. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. Our maximum potential loss on the swap and option transactions was $193.2 million and $0.9 million as of December 31, 2007 and December 31, 2006, respectively. We plan to continue to purchase short-dated call options in 2008 in an effort to reduce the maximum potential loss on the swaps to approximately 20% of the swap notional value. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the year ended December 31, 2007, 2006 and 2005, call options had net realized losses of $3.7 million, $0.4 million and $10.6 million, respectively.

In addition, as of December 31, 2007 and December 31, 2006, we had short positions of $62.3 million and $115.3 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $60.7 million and $119.8 million, respectively. Net realized gains of $60.5 million, $3.0 million and $4.3 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively, were recognized in our consolidated statements of operations. As of December 31, 2007 and December 31, 2006, we provided cash of $195.8 million and $208.6 million, respectively, as collateral for the borrowed securities. Our net investment income for the years ended December 31, 2007, 2006 and 2005 was reduced by $1.6 million, $7.2 million and $5.0 million, respectively, related to dividend and interest payments associated with the borrowed securities.

In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $0.1 million. The call option is recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the years ended December 31, 2007, 2006 and 2005, the call option had net realized gains of $0.2 million and net realized losses of $0.1 million and $1.2 million, respectively.

As of December 31, 2007 and December 31, 2006, 13.4% and 12.5%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 11.6% and 10.6% as of December 31, 2007 and December 31, 2006, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in fair value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $90.3 million and $75.3 million as of December 30, 2007 and December 31, 2006, respectively, in the fair value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange rate risk creates the potential for loss in fair value owing to a decline in the U.S. dollar value of these investments resulting from a decline in the exchange rate of the foreign currency in which these assets are denominated. As of December 31, 2007 and December 31, 2006, our total exposure to foreign denominated securities in U.S. dollar terms was approximately $2.1 billion and $1.6 billion, respectively, or 26.8% and 22.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the British pound, which represented 9.2% and 7.7% of our total investments and cash as of December 31, 2007 and December 31, 2006, respectively, from German securities denominated in the Euro, which represented 8.3% and 7.0%, respectively, and from securities denominated in the Canadian dollar, which represented 4.2% and 4.7% of our total investments and cash as of December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $208.6 million decline in the fair value of our total investments and cash, before taxes.

Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being the Euro, the British pound, and Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of December 31, 2007, we own forward currency contracts with a notional amount of $149.2 million. The fair value of these contracts is reported in other liabilities at $2.8 million. Forward currency contracts had net realized losses of $2.8 million for the year ended December 31, 2007.

Investment Impairment Risk

We review our investment portfolio on a quarterly basis for declines in value, and specifically consider securities, the fair value of which have declined to less than 80% of their amortized cost at the time of review. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.

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

Based on our review, we recognized other-than-temporary impairment losses in the amount of $54.5 million and $5.3 million, before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains and net investment income, respectively, for the year ended December 31, 2007.

The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007 and December 31, 2006 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2007	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$950.9	$(28.9)	7	$950.9	$(28.9)	7
States, municipalities and political subdivisions	9.7	(0.1)	3	20.8	(0.2)	3	30.5	(0.3)	6
Foreign governments	535.2	(7.3)	7	160.6	(2.8)	8	695.8	(10.1)	15
Corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	544.9	(7.4)	10	1,132.8	(31.9)	19	1,677.7	(39.3)	29

Fixed income securities non-investment grade, corporate	26.7	(3.1)	6	—	—	—	26.7	(3.1)	6

Total fixed income securities	571.6	(10.5)	16	1,132.8	(31.9)	19	1,704.4	(42.4)	35
Preferred stocks, at fair value	0.5	(0.9)	1	—	—	—	0.5	(0.9)	1
Common stocks, at fair value	289.9	(27.1)	7	—	—	—	289.9	(27.1)	7

Total temporarily impaired securities	$862.0	$(38.5)	24	$1,132.8	$(31.9)	19	$1,994.8	$(70.4)	43

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2006	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,167.6	$(13.2)	15	$1,264.2	$(90.2)	39	$2,431.8	$(103.4)	54
States, municipalities and political subdivisions	38.8	(0.2)	4	37.5	(0.5)	11	76.3	(0.7)	15
Foreign governments	282.2	(3.1)	12	—	—	—	282.2	(3.1)	12
Corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	1,488.6	(16.5)	31	1,302.2	(90.7)	51	2,790.8	(107.2)	82

Fixed income securities non-investment grade, corporate	7.3	(0.3)	3	62.1	(1.6)	2	69.4	(1.9)	5

Total fixed income securities	1,495.9	(16.8)	34	1,364.3	(92.3)	53	2,860.2	(109.1)	87
Common stocks, at fair value	—	—	—	13.8	(0.8)	1	13.8	(0.8)	1

Total temporarily impaired securities	$1,495.9	$(16.8)	34	$1,378.1	$(93.1)	54	$2,874.0	$(109.9)	88

We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we have the ability and intent to hold these securities until the fair value recovers the gross unrealized depreciation.

Disclosure of Contractual Obligations

The following table provides a payment schedule of present and future obligations (in millions):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt — principal	$490.0	$—	$—	$—	$490.0
Long term debt — interest	283.4	36.1	72.3	72.3	102.7
Operating leases	79.1	8.1	15.1	12.8	43.1
Losses and LAE	5,119.0	1,272.0	1,571.0	870.0	1,406.0

Total	$5,971.5	$1,316.2	$1,658.4	$955.1	$2,041.8

For further detail on our long term debt principal and interest payments, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. For further detail on our operating lease payments, see Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

For further detail on our losses and LAE, see Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K. Our reserves for losses and LAE do not have contractual maturity dates. However, based on historical payment patterns, we have included an estimate of when we expect our losses and LAE to be paid in the table above. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims. The reserves for unpaid losses and LAE reflected in the table above have not been reduced for reinsurance recoverables on unpaid losses which are reflected in our consolidated balance sheet as an asset of $643.5 million as of December 31, 2007. Based on historical patterns, we estimate that we will collect the recoveries as follows: $139.5 million in less than one year; $182.4 million in one to three years; $103.0 million between three and five years and $218.6 million in more than five years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  Financial Statements and Supplementary Data

ODYSSEY RE HOLDINGS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	95
Consolidated Balance Sheets as of December 31, 2007 and 2006.	96
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	97
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.	98
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.	99
Notes to Consolidated Financial Statements	100
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.	162
Schedules:
I. Summary of Investments — Other than Investments in Related Parties as of December 31, 2007	163
II. Condensed Financial Information of Registrant as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005	164
III. Supplementary Insurance Information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005	168
IV. Reinsurance for the years ended December 31, 2007, 2006 and 2005	169
VI. Supplementary Information (for Property-Casualty Insurance Underwriters) as of December 31, 2007, 2006, 2005 and for the years ended December 31, 2007, 2006 and 2005	170

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Odyssey Re Holdings Corp.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $4,370,999 and $3,547,656, respectively)	$4,402,260	$3,501,580
Fixed income securities, held as trading securities, at fair value (amortized cost $232,505)	243,164	—
Redeemable preferred stock, at fair value (cost $2,086)	1,187	—
Equity securities:
Common stocks, at fair value (cost $805,707 and $576,212, respectively)	885,751	636,749
Common stocks, at equity	157,450	245,416
Short-term investments, at fair value	483,757	119,403
Cash and cash equivalents	897,963	2,061,796
Cash and cash equivalents held as collateral	295,225	365,033
Other invested assets	412,687	136,111

Total investments and cash	7,779,444	7,066,088
Accrued investment income	70,597	50,930
Premiums receivable	470,227	475,453
Reinsurance recoverable on paid losses	83,123	59,768
Reinsurance recoverable on unpaid losses	643,509	739,019
Prepaid reinsurance premiums	60,528	50,486
Funds held by reinsureds	151,997	154,573
Deferred acquisition costs	150,800	149,886
Federal and foreign income taxes receivable	—	116,920
Other assets	90,776	90,589

Total assets	$9,501,001	$8,953,712

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,119,085	$5,142,159
Unearned premiums	724,272	741,328
Reinsurance balances payable	98,864	102,711
Funds held under reinsurance contracts	84,696	96,854
Debt obligations	489,154	512,504
Federal and foreign income taxes payable	13,615	—
Obligation to return borrowed securities	60,675	119,798
Other liabilities	255,940	154,779

Total liabilities	6,846,301	6,870,133

Commitments and Contingencies (Note 14)
SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 69,684,726 and 71,218,616 shares issued, respectively	697	712
Additional paid-in capital	958,544	1,029,349
Treasury shares, at cost (163,232 and 77,668 shares, respectively)	(6,250)	(2,528)
Accumulated other comprehensive income, net of deferred income taxes	85,023	25,329
Retained earnings	1,616,646	1,030,677

Total shareholders’ equity	2,654,700	2,083,579

Total liabilities and shareholders’ equity	$9,501,001	$8,953,712

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share amounts)

REVENUES
Gross premiums written	$2,282,682	$2,335,742	$2,626,920
Ceded premiums written	193,239	174,807	325,251

Net premiums written	2,089,443	2,160,935	2,301,669
Decrease (increase) in unearned premiums	31,094	64,891	(24,849)

Net premiums earned	$2,120,537	$2,225,826	$2,276,820
Net investment income	329,422	487,119	220,092
Net realized investment gains	539,136	189,129	59,866

Total revenues	2,989,095	2,902,074	2,556,778

EXPENSES
Losses and loss adjustment expenses	1,408,364	1,484,197	2,061,611
Acquisition costs	437,257	464,148	470,152
Other underwriting expenses	178,555	153,476	146,030
Other expense, net	14,006	21,120	27,014
Interest expense	37,665	37,515	29,991
Loss on early extinguishment of debt	—	2,403	3,822

Total expenses	2,075,847	2,162,859	2,738,620

Income (loss) before income taxes	913,248	739,215	(181,842)

Federal and foreign income tax provision (benefit):
Current	201,803	144,967	(13,319)
Deferred	115,870	86,342	(52,801)

Total federal and foreign income tax provision (benefit)	317,673	231,309	(66,120)

Net income (loss)	595,575	507,906	(115,722)
Preferred dividends	(8,345)	(8,257)	(1,944)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$587,230	$499,649	$(117,666)

BASIC
Weighted average common shares outstanding	70,443,600	68,975,743	65,058,327
Basic earnings (loss) per common share	$8.34	$7.24	$(1.81)
DILUTED
Weighted average common shares outstanding	71,387,255	72,299,050	65,058,327
Diluted earnings (loss) per common share	$8.23	$6.93	$(1.81)
DIVIDENDS
Dividends declared per common share	$0.250	$0.125	$0.125
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$595,575	$507,906	$(115,722)
Other comprehensive income (loss), net of tax	76,190	(83,474)	(3,179)

Comprehensive income (loss)	$671,765	$424,432	$(118,901)

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share amounts)

PREFERRED SHARES (par value)
Balance, beginning of year	$40	$40	$—
Issued during year	—	—	40

Balance, end of year	40	40	40

COMMON SHARES (par value)
Balance, beginning of year	712	692	651
Common shares issued during the year	11	20	41
Common shares repurchased and retired during the year	(26)	—	—

Balance, end of year	697	712	692

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	1,029,349	984,571	791,896
Common shares issued during the year	25,825	43,735	102,095
Common shares repurchased and retired during the year	(94,457)	—	—
Net effect of share-based compensation	(2,173)	2,813	(6,891)
Cumulative effect of a change in accounting for unearned share compensation	—	(1,770)	—
Preferred shares issued during the year	—	—	97,471

Balance, end of year	958,544	1,029,349	984,571

TREASURY SHARES (at cost)
Balance, beginning of year	(2,528)	(2,916)	(9,426)
Purchases during the year	(16,555)	(4,733)	(4,130)
Reissuance during the year	12,833	5,121	10,640

Balance, end of year	(6,250)	(2,528)	(2,916)

UNEARNED STOCK COMPENSATION
Balance, beginning of year	—	(1,770)	(2,818)
Cumulative effect of a change in accounting for unearned share compensation	—	1,770	—
Forfeitures of restricted shares during the year	—	—	439
Amortization of restricted shares during the year	—	—	609

Balance, end of year	—	—	(1,770)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of year	25,329	119,039	122,218
Cumulative effect of a change in accounting due to the adoption of SFAS 155	(16,496)	—	—
Unrealized net appreciation (depreciation) on securities, net of reclassification adjustments	77,783	(82,760)	37,641
Foreign currency translation adjustments	(1,658)	(660)	(40,840)
Pension liability	65	(54)	20
Cumulative effect of a change in accounting due to the adoption of SFAS 158	—	(10,236)	—

Balance, end of year	85,023	25,329	119,039

RETAINED EARNINGS
Balance, beginning of year	1,030,677	539,799	665,715
Cumulative effect of a change in accounting due to the adoption of SFAS 155	16,496	—	—
Net income (loss)	595,575	507,906	(115,722)
Dividends to preferred shareholders	(8,345)	(8,257)	(1,944)
Dividends to common shareholders	(17,757)	(8,771)	(8,250)

Balance, end of year	1,616,646	1,030,677	539,799

TOTAL SHAREHOLDERS’ EQUITY	$2,654,700	$2,083,579	$1,639,455

COMMON SHARES OUTSTANDING
Balance, beginning of year	71,140,948	69,127,532	64,754,978
Issued during the year	1,103,099	1,975,759	4,100,000
Repurchased and retired during the year	(2,636,989)	—	—
Net treasury shares (acquired) reissued	(85,564)	37,657	272,554

Balance, end of year	69,521,494	71,140,948	69,127,532

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$595,575	$507,906	$(115,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	(31,559)	46,837	(23,008)
(Decrease) increase in unearned premiums	(27,099)	(58,947)	18,807
Increase in unpaid losses and loss adjustment expenses	72,436	492,217	739,031
Decrease (increase) in current and deferred federal and foreign income taxes, net	93,738	171,960	(129,483)
(Increase) decrease in deferred acquisition costs	(914)	21,464	(1,831)
Other assets and liabilities, net	(8,791)	(232,273)	(28,846)
Net realized investment gains	(539,136)	(189,129)	(59,866)
Bond discount amortization, net	(3,582)	(15,790)	(11,312)
Amortization of stock-based compensation	6,714	5,642	4,153
Net sales of trading securities	31,361	—	—
Loss on early extinguishment of debt	—	2,403	3,822

Net cash provided by operating activities	188,743	752,290	395,745

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	19,829	165,397	58,600
Sales of fixed income securities	536,372	386,306	1,408,068
Purchases of fixed income securities	(1,531,002)	(1,403,114)	(1,545,521)
Sales of equity securities	358,483	1,058,644	210,442
Purchases of equity securities	(365,399)	(487,137)	(328,259)
Net purchases of other invested assets	2,905	(54,331)	(23,209)
Net change in cash and cash equivalents held as collateral	63,929	42,280	(64,124)
Net change in obligation to return borrowed securities	1,342	31,019	23,176
Net change in short-term investments	(348,637)	(43,422)	(4,182)

Net cash used in investing activities	(1,262,178)	(304,358)	(265,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(92,165)	—	—
Purchase of treasury shares	(17,259)	(3,095)	(4,130)
Dividends paid to preferred shareholders	(8,369)	(8,107)	—
Dividends paid to common shareholders	(17,757)	(8,771)	(8,250)
Proceeds from exercise of stock options	2,530	1,438	1,503
Excess tax benefit from stock-based compensation	1,503	671	—
Net proceeds from common share issuance	—	1,300	102,135
Net proceeds from preferred share issuance	—	—	97,511
Net proceeds from debt issuance	—	138,966	123,168
Repayment of debt	—	(59,333)	(34,202)

Net cash (used in) provided by financing activities	(131,517)	63,069	277,735

Effect of exchange rate changes on cash and cash equivalents	41,119	22,368	(30,792)

(Decrease) increase in cash and cash equivalents	(1,163,833)	533,369	377,679
Cash and cash equivalents, beginning of year	2,061,796	1,528,427	1,150,748

Cash and cash equivalents, end of year	$897,963	$2,061,796	$1,528,427

Supplemental disclosures:
Interest paid	$36,985	$37,131	$28,463

Income taxes paid	$224,621	$59,278	$63,370

Non-cash activity (see Note 11):
Conversion of 4.375% convertible debentures	$(23,474)	$(39,116)	$—

Issuance of common stock	$23,474	$39,116	$—

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company (“Clearwater Select”); Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company and Napa River Insurance Services, Inc. As of December 31, 2007, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 61.0% of OdysseyRe.

2.	Summary of Significant Accounting Policies

(a) Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain amounts from prior periods have been reclassified to conform with the current year’s presentations.

(b) Investments.  The majority of the Company’s investments in fixed income securities and common stocks not accounted for under the equity method, are categorized as “available for sale,” and are recorded at their estimated fair value based on quoted market prices. Effective January 1, 2007, the Company has categorized its investment in fixed income securities that contain embedded derivatives as trading securities (see Note 3). Short-term investments, which have a maturity of one year or less from the date of purchase, are carried at fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investment transactions are recorded on their trade date, with balances pending settlement reflected in the consolidated balance sheet as a component of other assets or other liabilities.

The Company records its proportionate share of income or loss from common stocks of affiliates, limited partnerships and investment funds in investment income in accordance with the equity method of accounting and includes these investments in other invested assets in the consolidated balance sheet. The Company routinely evaluates the carrying value of these investments. In the case of limited partnerships and investment funds, the carrying value is generally established on the basis of the net valuation criteria as determined by the managers of the investments. Such valuations could differ significantly from the values that would have been available had markets existed for the securities. Income from equity investees, including realized gains or losses, is recorded in net investment income. Unrealized appreciation and depreciation related to available for sale securities are recorded through accumulated other comprehensive income, a component of shareholders’ equity. Unrealized appreciation and depreciation relating to trading securities are recorded as realized investment gains or losses in the consolidated statements of operations. The unrealized appreciation and depreciation related to hedge funds and private equity investments, is recorded in net investment income. Other invested assets also include trust accounts relating to the Company’s benefit plans and derivative securities which are each carried at fair value. Due to the timing of when financial information is reported by equity investees, including limited partnerships and investment funds, results attributable to these investments are generally reported by OdysseyRe on a one month or one quarter lag. If the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company becomes aware of a significant event that would impact the value of these investments, it will assess the impact, if any, on the carrying value of the investment.

The net amount of unrealized appreciation or depreciation of the Company’s investments, net of applicable deferred income taxes, is reflected in shareholders’ equity in accumulated other comprehensive income. A decline in the fair value of an investment below its cost or amortized cost that is deemed other-than-temporary is recorded as a realized investment loss in the consolidated statements of operations, resulting in a new cost or amortized cost basis for the investment. An other-than-temporary decline in the carrying value of an investment recorded in accordance with the equity method of accounting is recorded in net investment income in the consolidated statements of operations. Realized investment gains or losses are determined on the basis of average cost. Investment income, which is reported net of applicable investment expenses, is recorded as earned.

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

The cost of reinsurance purchased by the Company (reinsurance premiums ceded) is reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded, and amortized over the applicable contract period to which they apply. Reserves are established for the unexpired portion of premiums ceded and recorded as an asset in prepaid reinsurance premiums. Premiums earned are reported net of reinsurance ceded premiums earned in the consolidated statements of operations. Amounts paid by the Company for retroactive reinsurance that meets the conditions for reinsurance accounting are reported as reinsurance receivables to the extent those amounts do not exceed the associated liabilities. If the liabilities exceed the amounts paid, reinsurance receivables are increased to reflect the difference, and the resulting gain is deferred and amortized over the estimated settlement period. If the amounts paid for retroactive reinsurance exceed the liabilities, the Company will increase the related liabilities or reduce the reinsurance receivable, or both, at the time the reinsurance contract is effective, and the excess is charged to net income. Changes in the estimated amount of liabilities relating to the underlying reinsured contracts are recognized in net income in the period of the change.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Goodwill and Intangible Assets.  The Company accounts for goodwill and intangible assets in accordance with SFAS 141, “Business Combinations.” A purchase price paid that is in excess of net assets (“goodwill”) arising from a business combination is recorded as an asset, and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations. The Company has determined that its goodwill and intangible assets are not impaired as of December 31, 2007 and 2006. Goodwill and intangible assets with an indefinite useful life are carried at $30.5 million and are reflected in other assets as of both December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, intangible assets with a finite life are also reflected in other assets with a value of $4.3 million and $5.1 million, respectively. The Company amortized $0.8 million in each of the years ended December 31, 2007, 2006 and 2005 related to its intangible assets with a finite life.

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

The reserve for unpaid losses and loss adjustment expenses is based on the Company’s evaluations of reported claims and individual case estimates received from ceding companies for reinsurance business or the estimates advised by the Company’s claims adjusters for insurance business. The Company utilizes generally accepted actuarial methodologies to determine reserves for losses and loss adjustment expenses on the basis of historical experience and other estimates. The reserves are reviewed continually during the year and changes in estimates in losses and loss adjustment expenses are reflected as an expense in the consolidated statements of operations in the period the adjustment is made. Reinsurance recoverables on unpaid losses and loss adjustment expenses are reported as assets. A reserve for uncollectible reinsurance recoverables is established based on an evaluation of each reinsurer or retrocessionaire and historical experience. The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population, United States, 2004.

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

For such contracts, the Company initially records the amount of consideration paid as a deposit asset or received as a deposit liability. Revenue or expense is recognized over the term of the contract, with any deferred amount recorded as a component of assets or liabilities until such time it is earned. The ultimate asset or liability under these contracts is estimated, and the asset or liability is initially established, which represents consideration received, is increased or decreased over the term of the contract. The change during the period is recorded in the Company’s consolidated statements of operations, where increases and decreases in the ultimate asset or liability are shown in other expense, net. As of December 31, 2007 and 2006, the Company had reflected in other assets

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.5 million and $8.5 million, respectively, and in other liabilities $1.0 million and $0.7 million, respectively, related to deposit contracts. In cases where cedants retain the consideration on a funds held basis, the Company records those assets in other assets, and records the related investment income on the assets in the Company’s consolidated statements of operations as investment income.

(h) Income Taxes.  The Company records deferred income taxes to provide for the net tax effect of temporary differences between the carrying values of assets and liabilities in the Company’s consolidated financial statements and their tax bases. Such differences relate principally to deferred acquisition costs, unearned premiums, unpaid losses and loss adjustment expenses, investments and tax credits. Deferred tax assets are reduced by a valuation allowance when the Company believes it is more likely than not that all or a portion of deferred taxes will not be realized. As of December 31, 2007 and 2006, a valuation allowance was not required. During the third quarter of 2006, Fairfax reduced its ownership of the Company to below 80%, and as a result, the Company has been deconsolidated from the United States tax group of Fairfax. Accordingly, the Company has filed a separate consolidated tax return for the period August 29, 2006 to December 31, 2006 and will file a separate consolidated tax return for 2007. The deconsolidation has no effect on the Company’s tax position (see Note 13). The Company elected to recognize accrued interest and penalties, if any, if any, associated with uncertain tax positions as part of the income tax provision. As of December 31, 2007, the Company has not recorded any interest or penalties.

(i) Derivatives.  The Company utilizes derivative instruments to manage against adverse changes in the value of its assets and liabilities. Derivatives include credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts and other equity and credit derivatives. In addition, the Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date on fixed income securities or convert fixed income securities to equity securities. Prior to the adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140” on January 1, 2007 (see Note 3), conversion options and maturity extension features were bifurcated from the fixed income security and measured separately at fair value. All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at their fair value. Gains or losses from changes in the derivative values are accounted for based on how the derivative is used and whether it qualifies for hedge accounting. As the Company’s derivative instruments do not qualify for hedge accounting, changes in fair value are included in realized investment gains and losses in the consolidated statements of operations. Margin balances required by counterparties in support of derivative positions are included in cash and cash equivalents held as collateral.

(j) Operating Segments.  The Company has four operating segments to reflect the manner in which management monitors and evaluates the Company’s financial performance. The Company’s four segments include: Americas, EuroAsia, London Market and U.S. Insurance (see Note 12).

(k) Foreign Currency.  Foreign currency transaction gains or losses resulting from a change in exchange rates between the currency in which a transaction is denominated, or the original currency, and the functional currency are reflected in the consolidated statements of operations in the period in which they occur. The Company translates the financial statements of its foreign subsidiaries and branches, which have functional currencies other than the United States dollar, into United States dollars by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average exchange rate for the year. Translation gains or losses are recorded, net of deferred income taxes, as a component of accumulated other comprehensive income.

(l) Earnings Per Share.  Basic earnings per common share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings (loss) per common share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, inclusive of: vested and non-vested shares, granted under the OdysseyRe Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s convertible debt to equity securities. Restricted shares, stock options or the effect of the conversion of the convertible debt and the related interest expense would not be included in the calculation of diluted earnings per common share, if the effect would be antidilutive. (see Note 4).

(m) Stock Compensation Plans.  In April 2002, the Company’s shareholders approved the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Plan”). Effective January 1, 2003, the Company adopted the expense recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” on a prospective basis, in accordance with SFAS 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure” with respect to the 2002 Plan. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. Accordingly, the net loss for the year ended December 31, 2005 reflects stock-based compensation expense related to stock options granted in 2003 and subsequent. For stock options granted during 2002, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123. In December 2004, the Financial Accounting Standards Board issued SFAS 123(R) (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB 25. The approach to account for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. Pro forma disclosure of the impact of fair value of share-based payments is no longer an alternative to financial statement recognition. The Company adopted SFAS 123(R), on a prospective basis, effective January 1, 2006. SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was approximately $1.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

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

(p) Fixed Assets.  Fixed assets, with a net book value of $12.5 million and $10.3 million as of December 31, 2007 and 2006, respectively, are included in other assets. Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Leasehold improvements	10 years or term of lease, if shorter
Electronic data processing equipment and furniture	5 years
Personal computers and software	3 years

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $9.5 million, $5.0 million and $7.3 million, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Accounting Pronouncements

On January 1, 2007, the Company adopted SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard established a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by the Company under SFAS 133. As a result of the adoption of SFAS 155 on January 1, 2007, the Company no longer bifurcates the embedded derivatives included in certain fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments, which have been categorized as trading securities, are recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adoption, the Company recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007.

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

The Company elected to recognize accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. As of December 31, 2007, the Company has not recorded any interest or penalties. The Company files income tax returns with various federal, state, and foreign jurisdictions. The Company’s U.S. federal income tax returns for 1999 through 2006 remain open for examination. The Internal Revenue Service expects to complete their audit of the Company’s 2003 and 2004 tax returns and commence their audit of the Company’s 2005 and 2006 tax returns during 2008. Income tax returns filed with various state and foreign jurisdictions remain open to examination in accordance with individual statutes.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R)”. SFAS 158 requires, as of December 31, 2006, the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan, including pension plans, as an asset or liability in its balance sheet, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted the recognition provisions of SFAS 158. As a result of the adoption, as of December 31, 2006, the Company recorded a one-time charge of $15.7 million to increase other liabilities, a $5.5 million deferred tax asset and a $10.2 million decrease to accumulated other comprehensive income on its balance sheet. In addition, SFAS 158 requires that, as of December 31, 2008, employers measure plan assets and liabilities as of the date of their financial statements. SFAS 158 does not require retrospective application.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” to define existing fair value measurements, create a framework for measuring fair value, and expand disclosures about fair value measurements. SFAS 157 will be effective for the Company beginning in the first quarter of 2008. The impact of the adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 will be effective for the Company beginning in the first quarter of 2008. The Company will elect the FVO for one investment that is currently recorded under the equity method of accounting. On January 1, 2008, the Company will discontinue applying the equity method of accounting for this investment and in accordance with SFAS 159, will carry the investment at fair value with changes in fair value recognized as realized gains or losses in the consolidated statements of operations. As a result of adopting the FVO for this investment, the Company will record a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, to retained earnings as of January 1, 2008.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1 (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investments Companies,” to assist entities in determining if the guidance of the AICPA Audit and Accounting Guide for Investment Companies should be followed and whether the industry accounting should be utilized by parent companies and other investees that exercise significant influence over the investment company. SOP 07-1 requires extensive disclosures, if the entity falls under the definition of an investment company, or the entity is a parent or equity method investor that owns an investment that falls within the scope of investment company accounting. The Company anticipates that the adoption of SOP 07-1 will not have a material effect on its consolidated financial position or results of operations. SOP 07-1 will require the Company to make additional disclosures regarding certain investments. On October 17, 2007, the effective date for SOP 07-1 was indefinitely deferred, as it will be further reviewed by the FASB.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” to replace SFAS 141, “Business Combinations.” While several items from SFAS 141 were retained, including the acquisition method of accounting and the recognition of intangible assets separately from goodwill, SFAS 141(R) broadens its scope and establishes a definition of the acquirer and the acquisition date. SFAS 141(R) should be applied on a prospective basis in the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies the definition of a non-controlling interest and the proper accounting for that entity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact of the adoption of SFAS 160, if any, on its consolidated financial statements.

4.	Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, excluding those non-vested shares granted under the Odyssey Re Holdings Corp. Restricted Share Plan (“Restricted Share Plan”). Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders for the period, adjusted for interest expense on the Company’s 4.375% convertible senior debentures (the “Convertible Notes”), by the weighted-average number of common shares outstanding during the period, inclusive of: vested and non-vested shares granted under the Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Convertible Notes to equity securities. Restricted shares, stock options or the effect of the conversion of the Convertible Notes and the related interest expense are not included in the calculation of dilutive earnings per common share, if the effect would be antidilutive.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income (loss) per common share for the years ended December 31, 2007, 2006 and 2005 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	2007	2006	2005

Net income (loss)	$595,575	$507,906	$(115,722)
Preferred dividends	(8,345)	(8,257)	(1,944)

Net income (loss) available to common shareholders — basic	587,230	499,649	(117,666)
Interest on 4.375% convertible senior debentures, net of tax	177	1,603	—

Net income (loss) available to common shareholders — diluted	$587,407	$501,252	$(117,666)

Weighted average common shares outstanding — basic	70,443,600	68,975,743	65,058,327
Effect of dilutive shares:
4.375% convertible senior debentures	351,720	2,817,825	—
Stock options	171,897	146,584	—
Restricted shares	420,038	358,898	—

Total effect of dilutive shares	943,655	3,323,307	—

Weighted average common shares outstanding — diluted	71,387,255	72,299,050	65,058,327

Net earnings (loss) per common share:
Basic	$8.34	$7.24	$(1.81)
Diluted	8.23	6.93	(1.81)

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the years ended December 31, 2007 and 2006, 31,926 and 140,153, respectively, existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect. For the year ended December 31, 2005, the Company incurred a loss; therefore, all stock options, restricted stock awards and shares related to the Convertible Notes were excluded from the weighted average shares for diluted earnings per common share, due to the antidilutive effect during the year. Had a loss not been recorded, the Company would have evaluated the dilutive effect of 6,049,782 shares for the year ended December 31, 2005.

On May 1, 2007, the remainder of the Convertible Notes then outstanding were fully converted and 1.1 million shares of the Company’s common stock were issued related to the conversion (see Note 11) and weighted for inclusion in the calculation of basic earnings per share. As the Convertible Notes were outstanding for a portion of the year ended December 31, 2007, the effect of the conversion of the Convertible Notes has been included in the diluted weighted average common shares outstanding used in the calculation of diluted earnings per share.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments and Cash

A summary of the Company’s investment portfolio as of December 31, 2007, excluding common stocks at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities available for sale:
United States government, government agencies and authorities	$3,030,738	$55,795	$28,946	$3,057,587
States, municipalities and political subdivisions	173,853	6,207	291	179,769
Foreign governments	1,124,783	11,685	10,140	1,126,328
All other corporate	41,625	92	3,141	38,576

Total fixed income securities available for sale	4,370,999	73,779	42,518	4,402,260

Redeemable preferred stock, at fair value	2,086	—	899	1,187

Common stocks, at fair value:
Banks, trusts and insurance companies	136,957	43,221	—	180,178
Industrial, miscellaneous and all other	668,750	63,905	27,082	705,573

Total common stocks, at fair value	805,707	107,126	27,082	885,751

Short-term investments, at fair value	483,757	—	—	483,757
Cash and cash equivalents	897,963	—	—	897,963
Cash and cash equivalents held as collateral	295,225	—	—	295,225

Total	$6,855,737	$180,905	$70,499	$6,966,143

Common stocks accounted for under the equity method of accounting were carried at $157.5 million as of December 31, 2007, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $0.1 million. Other invested assets, including amounts that were accounted for under the equity method of accounting, were carried at $412.7 million as of December 31, 2007, reflecting no gross unrealized appreciation and gross unrealized depreciation of $0.2 million. Fixed income securities held as trading securities were carried at fair value of $243.2 million as of December 31, 2007, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate and foreign government securities, at fair value of $138.2 million and $105.0 million, respectively, as of December 31, 2007.

During the first quarter of 2007, the Company determined that certain short-term investments were more appropriately classified as cash and cash equivalents held as collateral due to the nature of those investments. The Company has reclassified the corresponding 2006 amounts.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s investment portfolio as of December 31, 2006, excluding common stocks at equity and other invested assets, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities available for sale:
United States government, government agencies and authorities	$2,613,336	$7,434	$103,398	$2,517,372
States, municipalities and political subdivisions	175,541	6,172	687	181,026
Foreign governments	435,927	8,638	3,113	441,452
All other corporate	322,852	40,794	1,916	361,730

Total fixed income securities available for sale	3,547,656	63,038	109,114	3,501,580

Common stocks, at fair value:
Banks, trusts and insurance companies	162,065	34,136	781	195,420
Industrial, miscellaneous and all other	414,147	27,182	—	441,329

Total common stocks, at fair value	576,212	61,318	781	636,749

Short-term investments, at fair value	119,403	—	—	119,403
Cash and cash equivalents	2,061,796	—	—	2,061,796
Cash and cash equivalents held as collateral	365,033	—	—	365,033

Total	$6,670,100	$124,356	$109,895	$6,684,561

Common stocks accounted for under the equity method of accounting were carried at $245.4 million as of December 31, 2006, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $4.1 million. Other invested assets, including amounts that were accounted for under the equity method of accounting, were carried at $136.1 million as of December 31, 2006, reflecting no gross unrealized appreciation and gross unrealized depreciation of $0.1 million.

The fair values of fixed income securities and common stocks are based on the quoted market prices of the investments as of the close of business on December 31 of the respective years.

(a)	Fixed Income Maturity Schedule

The amortized cost and fair value of fixed income securities as of December 31, 2007, by contractual maturity, are shown below (in thousands).

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2007
	Available for Sale			Held as Trading
	Cost or			Cost or
	Amortized		% of Total	Amortized		% of Total
	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value

Due in one year or less	$99,035	$98,954	2.2%	$—	$—	—%
Due after one year through five years	1,557,988	1,583,662	36.0	36,944	34,919	14.4
Due after five years through ten years	1,016,061	1,026,475	23.3	114,595	101,196	41.6
Due after ten years	1,697,915	1,693,169	38.5	80,966	107,049	44.0

Total fixed income securities	$4,370,999	$4,402,260	100.0%	$232,505	$243,164	100.0%

Actual maturities may differ from the contractual maturities shown in the table above due to the existence of call or put options. In the case of securities containing call options, the actual maturity will be the same as the contractual maturity if the issuer elects not to exercise its call option. Total securities subject to the call option represent approximately 1% of the total fair value. In the case of securities containing put options, the actual maturity will be the same as the contractual maturity if the Company elects not to exercise its put option. Total securities containing the put option represent approximately 4% of the total fair value.

(b)	Net Investment Income and Realized Gains (Losses)

The following table sets forth the components of net investment income for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005

Interest on fixed income securities	$205,886	$141,763	$131,570
Dividends on preferred stocks	143	—	—
Dividends on common stocks, at fair value	22,351	15,210	13,638
Net income of common stocks, at equity	15,032	181,327	20,214
Interest on cash and short-term investments	79,827	122,531	54,567
Other invested assets	44,875	56,577	27,829

Gross investment income	368,114	517,408	247,818
Less: investment expenses	30,665	21,022	8,980
Less: interest on funds held under reinsurance contracts	8,027	9,267	18,746

Net investment income	$329,422	$487,119	$220,092

Net income of common stocks, at equity includes an other-than-temporary impairment of $5.3 million for the year ended December 31, 2007 related to the Company’s investment in Advent Capital (Holdings) PLC (“Advent”).

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of net realized investment gains and losses for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005

Fixed income securities, available for sale:
Realized investment gains	$68,675	$49,798	$111,813
Realized investment losses	22,285	19,393	29,816

Net realized investment gains	46,390	30,405	81,997

Fixed income securities, held as trading securities:
Realized investment gains	21,568	—	—
Realized investment losses	23,835	—	—

Net realized investment losses	(2,267)	—	—

Preferred stock:
Realized investment gains	4	—	26
Realized investment losses	397	—	—

Net realized investment (losses) gains	(393)	—	26

Equity securities:
Realized investment gains	153,441	222,355	98,506
Realized investment losses	47,228	47,006	33,879

Net realized investment gains	106,213	175,349	64,627

Derivative securities:
Realized investment gains	337,086	18,582	33,360
Realized investment losses	53,435	121,704	72,168

Net realized investment gains (losses)	283,651	(103,122)	(38,808)

Other securities:
Realized investment gains	167,902	130,290	23,104
Realized investment losses	62,360	43,793	71,080

Net realized investment gains (losses)	105,542	86,497	(47,976)

Total realized investment gains:
Realized investment gains	748,676	421,025	266,809
Realized investment losses	209,540	231,896	206,943

Net realized investment gains	$539,136	$189,129	$59,866

Included in net realized gains for the years ended December 31, 2007, 2006 and 2005, respectively, are net increases in fair value of $259.0 million and $36.8 million, and a decrease in fair value of $75.9 million, principally related to derivatives and investments designated as trading securities.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in net realized investment gains for the years ended December 31, 2007, 2006 and 2005 are $54.5 million, $28.1 million and $54.9 million, respectively, related to realized investment losses on the other-than-temporary impairment of investments, as follows (in thousands):

	2007	2006	2005

Fixed income securities	$12,004	$2,899	$17,933
Preferred stocks	389	—	—
Equity securities	42,097	17,143	17,555
Other	—	8,106	19,400

Total other-than-temporary impairments	$54,490	$28,148	$54,888

(c)	Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005

Fixed income securities	$77,337	$4,670	$(54,102)
Redeemable preferred stock	(899)	—	—
Equity securities	23,486	(128,118)	110,298
Other invested assets	(20)	(3,875)	1,713

Change in net unrealized appreciation (depreciation) of investments	99,904	(127,323)	57,909
Deferred income tax (expense) benefit	(34,966)	44,563	(20,268)

Change in net unrealized appreciation (depreciation) of investments, net of tax	64,938	(82,760)	37,641
Cumulative effect of a change in accounting principle due to the adoption of SFAS 155, net of tax, excluding foreign currency effects	12,845	—	—

Change in net unrealized appreciation (depreciation) of investments included in other comprehensive income (loss)	$77,783	$(82,760)	$37,641

The Company reviews, on a quarterly basis, its investment portfolio for declines in value, and specifically considers securities with fair values that have declined to less than 80% of their cost or amortized cost at the time of review. Generally, a change in the market or interest rate environment does not constitute an impairment of an investment, but rather a temporary decline in value. Temporary declines in investments will be recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If the Company determines that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized loss will be recorded in the Company’s consolidated statements of operations. An other-than-temporary decline in the carrying value of investments accounted for in accordance with the equity method of accounting is recorded in net investment income in the consolidated statements of operations.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information the Company may consider relevant. In addition, the Company considers its ability and intent to hold the security to recovery when evaluating possible impairments.

The facts and circumstances involved in making a decision regarding an other-than-temporary-impairment are those that exist at that time. Should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, the Company will recognize the impairment, by reducing the cost, amortized cost or carrying value of the investment to its fair value, recording the loss in its consolidated statement of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, the Company will record a gain or loss based on the adjusted cost or carrying value of the investment.

The following tables reflect the fair value and gross unrealized depreciation of the Company’s fixed income securities, preferred stocks and common stocks, at fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized depreciation position, as of December 31, 2007 and December 31, 2006 (in thousands):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2007	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$950,904	$(28,946)	7	$950,904	$(28,946)	7
States, municipalities and political subdivisions	9,675	(78)	3	20,769	(213)	3	30,444	(291)	6
Foreign governments	535,161	(7,308)	7	160,616	(2,832)	8	695,777	(10,140)	15
Corporate	—	—	—	499	(1)	1	499	(1)	1

Total investment grade	544,836	(7,386)	10	1,132,788	(31,992)	19	1,677,624	(39,378)	29
Fixed income securities non-investment grade, corporate	26,746	(3,140)	6	—	—	—	26,746	(3,140)	6

Total fixed income securities	571,582	(10,526)	16	1,132,788	(31,992)	19	1,704,370	(42,518)	35
Redeemable preferred stocks, at fair value	472	(899)	1	—	—	—	472	(899)	1
Common stocks, at fair value	289,942	(27,082)	7	—	—	—	289,942	(27,082)	7

Total temporarily impaired securities	$861,996	$(38,507)	24	$1,132,788	$(31,992)	19	$1,994,784	$(70,499)	43

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2006	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,167,570	$(13,236)	15	$1,264,244	$(90,162)	39	$2,431,814	$(103,398)	54
States, municipalities and political subdivisions	38,785	(168)	4	37,507	(519)	11	76,292	(687)	15
Foreign governments	282,170	(3,113)	12	—	—	—	282,170	(3,113)	12
Corporate	—	—	—	491	(9)	1	491	(9)	1

Total investment grade	1,488,525	(16,517)	31	1,302,242	(90,690)	51	2,790,767	(107,207)	82
Fixed income securities non-investment grade, corporate	7,399	(295)	3	62,073	(1,612)	2	69,472	(1,907)	5

Total fixed income securities	1,495,924	(16,812)	34	1,364,315	(92,302)	53	2,860,239	(109,114)	87
Common stocks, at fair value	—	—	—	13,797	(781)	1	13,797	(781)	1

Total temporarily impaired securities	$1,495,924	$(16,812)	34	$1,378,112	$(93,083)	54	$2,874,036	$(109,895)	88

The Company believes the gross unrealized depreciation is temporary in nature and has not recorded a realized investment loss in its statement of operations related to these securities. Given the size of its investment portfolio and capital position, the Company has the ability and intent to hold these securities until the fair value recovers to its original cost.

(d)	Common Stocks, at Equity

Common stocks, at equity, totaled $157.5 million as of December 31, 2007, compared to $245.4 million as of December 31, 2006. The following table shows the components of common stocks, at equity, as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Fairfax Asia Limited	$60,946	$47,545
TRG Holding Corporation	77,714	79,859
Advent Capital (Holdings) PLC	16,093	19,718
MFXchange Holdings Inc.	2,191	1,926
Hub International Limited	—	95,993
Other	506	375

Total common stocks, at equity	$157,450	$245,416

For common stocks, at equity, as of December 31, 2007, the relative ownership held by the Company is: Fairfax Asia Limited (100% owned by Fairfax, which includes a 25.9% economic interest owned by the Company), TRG Holding Corporation (100% owned by Fairfax, which includes 13.0% owned by the Company), Advent (44.5% owned by Fairfax, which includes 8.1% owned by the Company) and MFXchange Holdings Inc. (“MFX”)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(100% owned by Fairfax, which includes 7.4% owned by the Company). Common stocks, at equity, and certain other invested assets, are recorded under the equity method of accounting based on the Company’s proportionate share of income or loss and changes in shareholders’ equity of the investee. Due to the timing of when financial information is reported by investees, results attributable to the investments are generally reported by the Company on a one month or one quarter lag. Dividends received by the Company from these entities were $4.7 million, $6.0 million, and $6.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Company routinely evaluates the carrying value of these investments by reviewing, among other things, each investee’s current and expected operating performance and current and historical trading values of the issuer’s securities, where applicable.

The Company sold its 13.2% ownership (5.3 million shares) of Hub International Limited (“Hub”) during June 2007 to a group of private equity firms for $41.50 per share in cash; accordingly, the Company had no equity interest in Hub as of December 31, 2007.

The Company recognized a pre-tax realized investment gain of $119.2 million ($77.5 million, after tax) related to the sale of its ownership in Hub.

During 2006, the Company redeemed its interest in HWIC Asia, an investment vehicle that primarily invests in public foreign equities, resulting in a pre-tax realized gain of $75.1 million. HWIC Asia had been reflected in the Company’s consolidated financial statements in accordance with the equity method of accounting since the second quarter of 2005. The carrying value of investments reflected in the value of HWIC Asia is established at their fair value based on quoted market prices. In accordance with the equity method of accounting, interest and dividend income, and realized gains and losses of HWIC Asia are included in net investment income.

The following table reflects the effect of the Company’s redemption of HWIC Asia shares during the year ended December 31, 2006 (in thousands):

Year Ended
December 31,
2006

Shares redeemed	6,016
Consideration	$424,372
Realized gain, pre-tax	$75,149

The Company’s equity in the net income of HWIC Asia is included in pre-tax net investment income and is comprised of the following items for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005

Equity in net investment income of HWIC Asia	$1,061	$5,069
Equity in net realized investment gains of HWIC Asia	167,646	27,906

Equity in net income of HWIC Asia, before taxes	$168,707	$32,975

Including pre-tax realized investment gains of $75.1 million for the year ended December 31, 2006, related to the redemption of HWIC Asia shares, total realized investment gains from the Company’s interest in HWIC Asia were $242.8 million and $27.9 million, pre-tax for the years ended December 31, 2006 and 2005, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of HWIC Asia’s financial information, and the Company’s proportionate share of HWIC Asia as of August 16, 2006, the date of the Company’s redemption of HWIC Asia, for the period January 1, 2006 through August 16, 2006 and the year ended December 31, 2005 follows (in thousands):

	Investee Financial
	Statements	Company Share
	August 16, 2006	August 16, 2006

Invested assets	$121,460	$48,075
Total assets	121,482	48,083
Total liabilities	61	24

Net assets	$121,421	$48,059

	Investee Financial Statements		Company Share
	January 1		January 1
	through	Year Ended	through	Year Ended
	August 16,	December 31,	August 16,	December 31,
	2006	2005	2006	2005

Total revenues	$373,318	$61,068	$169,829	$34,511
Total expenses	1,407	2,463	1,122	1,536

Net income	$371,911	$58,605	$168,707	$32,975

The aggregate of the Company’s equity investees’ summarized financial information, and the Company’s proportionate share thereof, as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, follows (in thousands):

	Investee Financial Statements		Company Share
	December 31,		December 31,
	2007	2006	2007	2006

Invested assets	$1,464,477	$1,500,883	$215,163	$226,114
Total assets	1,923,722	3,013,571	284,123	455,599
Total liabilities	881,134	1,445,099	126,673	210,183

Net assets	$1,042,588	$1,568,472	$157,450	$245,416

	Investee Financial Statements			Company Share
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Total revenues	$814,523	$1,054,178	$621,542	$107,629	$290,492	$147,640
Total expenses	687,118	590,665	633,201	92,597	109,165	127,426

Net income	$127,405	$463,513	$(11,659)	$15,032	$181,327	$20,214

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Other Invested Assets

Other invested assets totaled $412.7 million as of December 31, 2007, compared to $136.1 million as of December 31, 2006. The following table shows the components of other invested assets as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Hedge funds, at equity	$45,814	$37,618
Private equity partnerships, at equity	27,216	22,767
Derivatives, at fair value	315,889	53,355
Benefit plan funds, at fair value	17,038	15,641
Other	6,730	6,730

Total other invested assets	$412,687	$136,111

The Company’s hedge fund and private equity partnership investments may be subject to restrictions on redemptions or sales, which are determined by the governing documents thereof, and limit the Company’s ability to liquidate these investments in the short term. Due to a time lag in reporting by a majority of hedge fund and private equity fund managers, valuations for these investments are reported by OdysseyRe on a one month or one quarter lag. Income from hedge funds and private equity investments included in net investment income totaled $8.2 million, $29.3 million and $15.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. With respect to the Company’s $27.2 million in private equity partnerships included in other invested assets as of December 31, 2007, the Company has commitments that may require additional funding of up to $14.0 million. Interest and dividend income, and realized and unrealized gains and losses of hedge funds and private equity partnerships are generally included in net investment income. Other invested assets include $6.7 million related to the Company’s investment in O.R.E Holdings Limited, which is net of an other-than-temporary write-down of $9.9 million, of which $7.5 million and $2.4 million was recognized during the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, the Company held one collateral loan which constituted a financial instrument without a quoted price, or a “non-traded investment.” This collateral loan was fully impaired during 2005. The Company periodically evaluates the carrying values of non-traded investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments. As a result of this review, the Company recognized an other-than-temporary write-down of $17.0 million for the year ended December 31, 2005 related to this loan.

(f)	Derivative Investments and Short Sales

The Company has utilized, and may continue to utilize, credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are not linked to specific assets and liabilities on the balance sheet

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or to a forecasted transaction and, therefore, do not qualify for hedge accounting. The following table sets forth the Company’s derivative and short sale positions as of December 31, 2007 and 2006 (in thousands):

	2007			2006
			Fair Value			Fair Value
	Notional		Asset	Notional		Asset
	Amount	Cost	(Liability)	Amount	Cost	(Liability)
	(In U.S. Dollars)

Credit default swaps	$4,978,553	$94,184	$307,573	$3,525,182	$75,644	$13,547
Call options	961,186	1,125	63	643,063	9,770	17,115
Total return swaps	691,013	—	3,848	581,432	—	(546)
Warrants	189,652	6,252	4,407	189,651	6,228	7,550
Forward currency contracts	149,211	—	(2,763)	—	—	—
Embedded options	—	—	—	289,774	19,584	15,144
Short positions — obligation to return borrowed securities	—	(62,310)	(60,675)	—	(115,306)	(119,798)

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. These credit default swaps are acquired by Fairfax and assigned to the Company to facilitate administration of counterparty credit risk and collateral maintenance. Under a credit default swap, the Company agrees to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The credit default swap portfolio had an average term to expiration of 3.6 years as of December 31, 2007. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. The Company assesses the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral was $227.8 million at December 31, 2007. The Company does not have the right to sell or repledge this collateral, as it continues to be the property of the counterparties.

The Company has purchased total return swaps as an economic hedge against a general decline in the Company’s equity portfolio. The margin maintenance requirement related to the total return swaps was $205.7 million and $10.5 million as of December 31, 2007 and 2006, respectively. The swap transactions expire during the first half of 2008. As of December 31, 2007 and 2006, the Company has provided $210.9 million and $52.1 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other invested assets as December 31, 2007 and other liabilities as of December 31, 2006, and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur.

In connection with the swap transactions, the Company owns Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) index call options with strike prices of approximately 127.8% and 99.8% of the notional amount of the swap transactions as of December 31, 2007 and 2006, respectively. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price or prices at or for a certain time. The Company’s maximum potential loss on the swap and option transactions was $193.2 million and $0.9 million as of December 31, 2007 and 2006, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations.

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets, are recorded at fair value with the related changes in fair value recognized as a realized gain or loss in the period in which they occur.

The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. Forward currency contracts are recorded at fair value in other liabilities, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur.

In addition, as of December 31, 2007 and 2006, the Company had sold short primarily equity securities, for which it recorded a liability equal to the underlying fair value of the securities. As of December 31, 2007 and 2006, the Company provided cash of $195.8 million and $208.6 million, respectively, as collateral for the borrowed securities. The short positions are recorded at fair value in obligation to return borrowed securities, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. The Company’s net investment income for the years ended December 31, 2007, 2006 and 2005 was reduced by $1.6 million, $7.2 million and $5.0 million, respectively, related to dividend and interest payments associated with the borrowed securities.

In connection with the short sales described above, the Company purchased a SPDR call option as protection against a decline in the value of the short positions. The call option is recorded at fair value in other invested assets in the consolidated balance sheets and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur.

The Company purchases interest rate options from time to time to protect it from movements in interest rates. Interest rate options give the Company the option, but not the obligation, to enter into an interest rate swap contract under which the Company would receive a floating interest rate and pay a fixed interest rate based on the notional amount of the contract. Interest rate options are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur.

The Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date of fixed income securities or convert fixed income securities to equity securities. As a result of the adoption of SFAS 155 on January 1, 2007, the Company no longer bifurcates these options from the host fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments are recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded options were recorded as realized investment gains and losses. Upon adopting SFAS 155, the Company recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency effects, to retained earnings as of January 1, 2007. The following sets forth the components of the cumulative adjustment as of January 1, 2007 (in thousands):

	As of January 1, 2007
	Cost or
	Amortized		Gain,	Loss,
	Cost	Fair Value	pre-tax	pre-tax

Corporate securities	$150,658	$168,403	$18,941	$(1,196)
Foreign government securities	76,877	84,511	8,426	(792)

Net cumulative effect of a change in accounting principle due to the adoption of SFAS 155.	$227,535	$252,914	$27,367	$(1,988)

Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is represented by the fair value of the derivative instruments.

The net realized gains or losses on disposal in the table below, represent the total gain or loss from the purchase date of the investment. The following table sets forth the total net realized investment gains and losses on derivatives and short sales for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Credit default swaps:
Net realized investment gain (loss) on disposal	$22,838	$—	$(3,979)
Change in fair value	275,486	(22,601)	(32,168)

Net realized investment gain (loss)	298,324	(22,601)	(36,147)

Warrants:
Net realized investment (loss) gain on disposal	(8)	(253)	6,968
Change in fair value	(3,167)	(4,116)	(95)

Net realized investment (loss) gain	(3,175)	(4,369)	6,873

Forward currency contracts:
Change in fair value	(2,763)	—	—

Net realized investment loss	(2,763)	—	—

Interest rate options:
Net realized investment loss on disposal	—	(10,200)	—
Change in fair value	—	7,061	(7,061)

Net realized investment loss	—	(3,139)	(7,061)

Call options:
Net realized investment gain (loss) on disposal	4,887	(12,603)	—
Change in fair value	(8,408)	12,061	(11,762)

Net realized investment loss	(3,521)	(542)	(11,762)

Total return swaps:
Net realized investment loss on disposal	(9,608)	(129,620)	—
Change in fair value	4,394	56,089	(11,749)

Net realized investment loss	(5,214)	(73,531)	(11,749)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006	2005

Embedded options:
Net realized investment gain on disposal	—	7,270	41,346
Change in fair value	—	(6,210)	(20,308)

Net realized investment gain	—	1,060	21,038

Total derivatives:
Net realized investment gain (loss) on disposal	18,109	(145,406)	44,335
Change in fair value	265,542	42,284	(83,143)

Net realized investment gain (loss)	$283,651	$(103,122)	$(38,808)

Short positions:
Net realized investment gain (loss) on disposal	54,338	8,406	(2,986)
Change in fair value	6,128	(5,455)	7,233

Total net realized investment gain	$60,466	$2,951	$4,247

(g)	Assets on Deposit

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of December 31, 2007, restricted assets totaled $1.4 billion, with $1.0 billion included in fixed income securities and the remaining balance of $396.6 million included in short-term investments, cash and cash equivalents. Of the $1.4 billion of assets on deposit, $354.9 million was held for foreign regulatory requirements, which included $271.2 million in fixed income securities and the remaining balance of $83.7 million held in short-term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the years ending December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Beginning balance of unrealized net appreciation on securities	$23,377	$106,137	$68,496
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 5)	(12,845)	—	—

Adjusted beginning balance of net unrealized appreciation on securities	10,532	106,137	68,496
Ending balance of unrealized net appreciation on securities	88,315	23,377	106,137

Current period change in unrealized net appreciation on securities	77,783	(82,760)	37,641

Beginning balance of foreign currency translation adjustments	13,447	14,107	54,947
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 5)	(3,651)	—	—

Adjusted beginning balance of foreign currency translation adjustments	9,796	14,107	54,947
Ending balance of foreign currency translation adjustments	8,138	13,447	14,107

Current period change in foreign currency translation adjustments	(1,658)	(660)	(40,840)

Beginning balance of benefit plan liabilities	(11,495)	(1,205)	(1,225)
Ending balance of benefit plan liabilities, excluding the effect of SFAS 158 in 2006	(11,430)	(1,259)	(1,205)

Current period change of benefit plan liabilities	65	(54)	20

Other comprehensive income (loss)	$76,190	$(83,474)	$(3,179)

Beginning balance of accumulated other comprehensive income	$25,329	$119,039	$122,218

Other comprehensive income (loss)	76,190	(83,474)	(3,179)
Effect of a change in accounting due to the adoption of SFAS 155 (Note 5)	(16,496)	—	—
Effect of a change in accounting due to the adoption of SFAS 158 (Note 17)	—	(10,236)	—

Change in accumulated other comprehensive income (loss)	59,694	(93,710)	(3,179)

Ending balance of accumulated other comprehensive income	$85,023	$25,329	$119,039

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income (loss) for the years ending December 31, 2007, 2006 and 2005 are shown in the following table (in thousands):

	2007	2006	2005

Net income (loss)	$595,575	$507,906	$(115,722)

Other comprehensive income (loss), before tax:
Unrealized net appreciation on securities arising during the period	247,052	26,550	125,801
Reclassification adjustment for realized gains included in net income (loss)	(127,387)	(153,873)	(67,892)
Foreign currency translation adjustments	(2,551)	(1,015)	(62,831)
Benefit plan liabilities	100	(84)	30

Other comprehensive income (loss), before tax	117,214	(128,422)	(4,892)

Tax benefit (expense):
Unrealized net appreciation on securities arising during the period	(86,468)	(9,292)	(44,030)
Reclassification adjustment for realized gains included in net income (loss)	44,586	53,855	23,762
Foreign currency translation adjustments	893	355	21,991
Benefit plan liabilities	(35)	30	(10)

Total tax benefit (expense)	(41,024)	44,948	1,713

Other comprehensive income (loss), net of tax	76,190	(83,474)	(3,179)

Comprehensive income (loss)	$671,765	$424,432	$(118,901)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Gross unpaid losses and loss adjustment expenses, beginning of year	$5,142,159	$5,117,708	$4,224,624
Less: ceded unpaid losses and loss adjustment expenses, beginning of year	739,019	1,206,785	1,052,733

Net unpaid losses and loss adjustment expenses, beginning of year	4,403,140	3,910,923	3,171,891

Add: Losses and loss adjustment expenses incurred related to:
Current year	1,367,857	1,344,322	1,888,946
Prior years	40,507	139,875	172,665

Total losses and loss adjustment expenses incurred	1,408,364	1,484,197	2,061,611

Less: Paid losses and loss adjustment expenses related to:
Current year	251,373	251,254	380,767
Prior years	1,111,139	787,311	913,684

Total paid losses and loss adjustment expenses	1,362,512	1,038,565	1,294,451

Effects of exchange rate changes	26,584	46,585	(28,128)

Net unpaid losses and loss adjustment expenses, end of year	4,475,576	4,403,140	3,910,923
Add: ceded unpaid losses and loss adjustment expenses, end of year	643,509	739,019	1,206,785

Gross unpaid losses and loss adjustment expenses, end of year	$5,119,085	$5,142,159	$5,117,708

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of December 31, 2007. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $1,367.9 million, $1,344.3 million and $1,888.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in losses and loss adjustment expenses incurred for the year ended December 31, 2007 was primarily attributable to increased catastrophe losses, partially offset by reduced loss exposure associated with a decline in earned premium. The decrease in losses and loss adjustment expenses incurred for the year ended December 31, 2006 was primarily attributable to decreased catastrophe losses. For the years ended December 31, 2007, 2006 and 2005, current year catastrophe events were $105.9 million, $34.9 million and $537.9 million, respectively. For the year ended December 31, 2007, the total catastrophe losses included $38.5 million for

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Windstorm Kyrill, $12.3 million for Cyclone Gonu and $10.0 million for the Mexico flood in Tabasco. For the year ended December 31, 2006, the total catastrophe losses did not include any significant loss events. For the year ended December 31, 2005, the total catastrophe losses of $537.9 million included net losses and loss adjustment expenses of $445.9 million, net of reinsurance of $241.1 million, related to Hurricanes Katrina, Rita and Wilma, which occurred during the third and fourth quarters of 2005. In addition, for the year ended December 31, 2005, the Company incurred losses of $25.6 million related to Windstorm Erwin.

Net losses and loss adjustment expenses incurred related to prior years were $40.5 million, $139.9 million and $172.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Prior period losses and loss adjustment expenses for the year ended December 31, 2007 included $0.9 million related to prior period catastrophe activity. The remaining amount of prior period losses and loss adjustment expenses for the year ended December 31, 2007 was predominantly attributable to increased non-catastrophe loss estimates in the Americas division of $131.4 million, which included $77.4 million for increased asbestos and environmental loss estimates, principally attributable to the annual review of these exposures, and $21.2 million related to settlement of litigation during the third quarter, with the remainder predominantly attributable to increased loss estimates due to loss emergence greater than expectations during the year on U.S. casualty business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the year ended December 31, 2006 included $42.6 million related to prior period catastrophe activity, principally related to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts written by the Company for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates as well as unexpected loss emergence on Florida proportional property accounts in the period. In addition, prior period losses and loss adjustment expenses for the year ended December 31, 2006 for asbestos were increased $27.1 million, principally attributable to the annual review of this exposure. The remaining amount of prior period losses of $70.2 million in 2006 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations during the year on U.S. casualty business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations during the year on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Prior period losses and loss adjustment expenses for the year ended December 31, 2005 included $15.0 million related to 2004 and prior catastrophe activity, principally related to greater than expected emergence in 2005 on the 2004 Florida Hurricanes, the Indonesian earthquake and resulting tsunami, and Typhoon Songda. In addition, prior period losses and loss adjustment expenses for the year ended December 31, 2005 for asbestos were increased $41.2 million, principally attributable to the annual review of this exposure. The remaining amount of prior period losses of $116.5 million in 2005 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations during the year on U.S. casualty business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations during the year on non-catastrophe business written in the London Market, EuroAsia and U.S. Insurance divisions. Competitive market conditions and an increase in corporate improprieties and bankruptcies during the late 1990s and early 2000s have adversely impacted the Company’s ability to estimate losses and loss adjustment expenses in recent calendar years attributable to U.S. casualty business written during this period. In particular, U.S. business written in the late 1990s and early 2000s has generated unexpectedly prolonged emergence patterns due to an increasing level of deductibles, expanded coverage and expanded policy terms.

Ceded unpaid losses and loss adjustment expenses were $643.5 million, $739.0 million and $1,206.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease reflected in ceded unpaid losses and loss adjustment expenses for the year ended December 31, 2007 was principally attributable to a $49.3 million decrease in unpaid reinsurance recoverables related to the Company’s whole account aggregate excess of loss retrocessional agreements and a $27.5 million decrease in unpaid reinsurance recoverables related to miscellaneous excess of loss retrocessional agreements. The decrease reflected in ceded unpaid losses and loss adjustment expenses for the year ended December 31, 2006 was principally attributable to a $210.0 million decrease in property

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

catastrophe unpaid reinsurance recoverables related to the 2005 hurricanes, a $129.4 million decrease in reinsurance recoverables related to the 1995 Stop Loss Agreement and a $90.4 million decrease in unpaid reinsurance recoverables related to the Company’s whole account aggregate excess of loss retrocessional agreements.

The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $128.7 million and $134.2 million as of December 31, 2007 and 2006, respectively. The amount of case reserve discount was $62.4 million and $64.9 million as of December 31, 2007 and 2006, respectively. The amount of incurred but not reported reserve discount was $27.0 million and $30.2 million as of December 31, 2007 and 2006, respectively.

8.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Gross unpaid asbestos and environmental losses and loss adjustment expenses as of December 31, 2007 were $381.3 million, representing 7.4% of total gross unpaid losses and loss adjustment expenses. Exposure arises from reinsurance contracts written by Clearwater under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the years ended December 31, 2007, 2006 and 2005, is set forth in the table below (in thousands):

	2007	2006	2005

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$308,747	$274,724	$242,151
Add: Gross losses and loss adjustment expenses incurred	85,923	62,460	54,212
Less: Gross calendar year paid losses and loss adjustment expenses	55,399	28,437	21,639

Gross unpaid losses and loss adjustment expenses, end of year	$339,271	$308,747	$274,724

Net unpaid losses and loss adjustment expenses, beginning of year	$189,015	$119,268	$82,710
Add: Net losses and loss adjustment expenses incurred	62,970	27,127	41,165
Less: Net calendar year paid losses and loss adjustment expenses	29,559	(42,620)	4,607

Net unpaid losses and loss adjustment expenses, end of year	$222,426	$189,015	$119,268

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$35,935	$40,420	$29,898
Add: Gross losses and loss adjustment expenses incurred	14,180	(628)	9,748
Less: Gross calendar year paid losses and loss adjustment expenses	8,131	3,857	(774)

Gross unpaid losses and loss adjustment expenses, end of year	$41,984	$35,935	$40,420

Net unpaid losses and loss adjustment expenses, beginning of year	$26,745	$13,522	$16,251
Add: Net losses and loss adjustment expenses incurred	14,474	(2,170)	(846)
Less: Net calendar year paid losses and loss adjustment expenses	6,734	(15,393)	1,883

Net unpaid losses and loss adjustment expenses, end of year	$34,485	$26,745	$13,522

Net losses and loss adjustment expenses incurred for asbestos claims increased $63.0 million, $27.1 million and $41.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increases in net losses and loss adjustment expenses incurred were primarily attributable to the annual reviews of claim activity and loss emergence trend information obtained in the calendar periods from ceding companies and other industry sources. Upon consideration of this new loss emergence information received in 2007, 2006 and 2005, we revised the loss development assumptions used in our asbestos loss reserving analyses, which had the effect of increasing our asbestos loss estimates for these calendar periods. The increase in 2006 net losses and loss adjustment expenses incurred included a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million related to the commutation of this agreement in addition to a net reserve increase of $40.6 million. Also as a result of this commutation, net reserves were increased by $49.9 million and net paid losses were decreased by $63.4 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net losses and loss adjustment expenses incurred for environmental claims increased $14.5 million for the year ended December 31, 2007 and decreased $2.2 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2007 net losses and loss adjustment expenses incurred was attributable to the annual review of this exposure. The decrease in 2006 net losses and loss adjustment expenses incurred included a net reserve decrease of $0.3 million, a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement. As a result of this commutation, net reserves were increased by $17.3 million and net paid losses were decreased by $19.2 million.

The Company’s survival ratio for asbestos and environmental related liabilities as of December 31, 2007 is 11 years. The Company’s underlying survival ratio for asbestos related liabilities is 11 years and for environmental related liabilities is 17 years. The asbestos and environmental related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, on December 31, 2007, divided by the average paid asbestos and environmental claims for the last three years of $22.8 million which are net of reinsurance but prior to amounts subject to cession to the 1995 Stop Loss Agreement.

9.	Reinsurance and Retrocessions

The Company utilizes retrocessional agreements to reduce and spread the risk of loss on its insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. The Company is subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against these risks, the Company purchases catastrophe excess of loss protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. In 2007, the Company purchased some non-U.S. catastrophe excess of loss protection as well as some specific protections for its facultative property accounts in Latin America and Asia. Additionally, the Company purchases specific protections related to the business underwritten by its U.S. Insurance division.

There is a credit risk with respect to reinsurance, which would become an ultimate liability of the Company in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements in force. Reinsurance recoverables are recorded as assets and a reserve for uncollectible reinsurance recoverables is established, based on the Company’s evaluation of each retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts for the years ended December 31, 2007, 2006 and 2005 follow (in thousands):

	2007	2006	2005

Premiums Written
Direct	$736,822	$712,149	$763,270
Add: assumed	1,545,860	1,623,593	1,863,650
Less: ceded	193,239	174,807	325,251

Net	$2,089,443	$2,160,935	$2,301,669

Premiums Earned
Direct	$738,116	$728,949	$737,165
Add: assumed	1,566,392	1,706,589	1,873,119
Less: ceded	183,971	209,712	333,464

Net	$2,120,537	$2,225,826	$2,276,820

The total amount of reinsurance recoverable on paid and unpaid losses as of December 31, 2007 and 2006 was $726.6 million and $798.8 million, respectively. The Company has established a reserve for potentially

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and the Company’s assessment as to the collectability of individual balances. The reserve for uncollectible recoverables as of December 31, 2007 and 2006 was $44.4 million and $42.5 million, respectively, and has been netted against reinsurance recoverables on loss payments in the consolidated balance sheets. The Company has also established a reserve for potentially uncollectible assumed reinsurance balances of $1.5 million and $1.9 million as of December 31, 2007 and 2006, respectively, which has been netted against premiums receivable.

The Company’s reinsurance protection, which covered certain amounts of its 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $71.8 million, resulting in a commutation loss of $5.5 million, pre-tax, for the year ended December 31, 2006. The 1995 Stop Loss Agreement was originally entered into with Skandia Insurance Company Ltd. (“Skandia”) in conjunction with the purchase of Clearwater in 1996. Pursuant to the agreement, the Company paid a premium of $60.5 million in 1995 for protection of $175.0 million in excess of Clearwater’s December 31, 1995 reserves for net unpaid losses and loss adjustment expenses and reserves for uncollectible reinsurance. In January 1999, the liabilities under the contract were assigned by Skandia to nSpire Re for $97.0 million in consideration. Following the assignment to nSpire Re, the Company accounted for the 1995 Stop Loss Agreement as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of $97.0 million in the aggregate had been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain had been amortized into income over the estimated remaining settlement period of the underlying claims. As of December 31, 2005, the Company has utilized the full limit of $175.0 million under the 1995 Stop Loss Agreement. The Company ceded losses of $17.5 million to the 1995 Stop Loss Agreement, resulting in income of $11.3 million ($7.3 million after tax) for the year ended December 31, 2005. There were no cessions to this agreement in 2006. The Company received $78.0 million in cash from nSpire Re on March 29, 2006, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by the Company, it is included as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. In connection with the receipt of this cash, the Company has recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization, as a reduction in losses and loss adjustment expenses.

For the years ending December 31, 2001 and prior, the Company utilized whole account aggregate excess of loss retrocessional coverage (“Whole Account Excess of Loss Agreements”) to manage its exposures, including catastrophic occurrences and the potential accumulation of exposures. As further discussed below, during the second quarter of 2006, the Company commuted certain whole account excess of loss agreements. In addition, Whole Account Excess of Loss Agreements were purchased covering underwriting years 2002 through 2004 though no losses were ceded to these coverages. In each calendar year, the Company has the ability to cede losses attributable to certain prior periods to the Whole Account Excess of Loss Agreements to the extent there are limits remaining for the period. These agreements cover business written or incepting during a defined period of time (underwriting year), which is typically twelve months, or in other cases, business earned during a defined period of time (accident year). The Whole Account Excess of Loss Agreements were purchased on an underwriting year basis for 1996 through 2004 and on an accident year basis for 1994 and 1995. Accident year agreements were also purchased to supplement the 1996 and 1997 underwriting year agreements. All of these Whole Account Excess of Loss Agreements covering underwriting and accident years have been commuted except for two agreements covering underwriting years 2000 and 2001. Loss cession limits on these two covers still outstanding have been fully utilized. Each agreement provides for recoveries from the retrocessionaires, subject to a limit, in the event that the net subject business results in a composite ratio (the sum of the commission and loss ratios), in excess of a specified attachment point. The attachment point is net of other inuring third party reinsurance. The premium paid, net of commission, by the Company is calculated based on a contractual fixed rate that is applied to the total premiums covered by the retrocession agreements. Each agreement includes a provision for additional premium,

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to a maximum, based on the amount of loss activity under the agreement. Reinsurance recoverables on paid and unpaid losses are fully secured by letters of credit or funds held by the Company.

In each calendar year, subject to certain limits, the Company has the ability to cede losses that are attributable to the covered period until all applicable losses are paid and settled, which is typically several years beyond the covered period, or until the contract is terminated by the Company. The ability of the Company to cede losses in any given calendar year that are attributable to prior periods will depend on the nature of the risk which generated the loss, the time period from which the losses originate and whether there are limits remaining covering the subject period. Losses attributable to prior periods are ceded to the treaties and recorded in the period in which they are ceded. Additional premiums, if any, are determined and recorded in the period when losses are ceded. When additional premiums are due, the interest on the funds attributable to the additional premiums ceded is typically calculated based on the inception period of the contract and the cumulative interest expense is recognized in the period when additional premiums are due. As of December 31, 2007, the limits for the Whole Account Excess of Loss Agreements have been fully utilized or commuted.

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

In addition to the Whole Account Excess of Loss Agreements, the Company entered into a three-year aggregate excess of loss reinsurance contracts protecting its United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”) which indemnified the Company for losses in excess of an annual retention, subject to an annual limit of liability. The aggregate limit for underwriting years 1998, 1999 and 2000 was equal to 40% of the Company’s total facultative net premiums written, subject to a minimum annual dollar limit of $7.4 million, and a maximum annual dollar limit of $18.5 million. The aggregate limit of liability is $41.6 million across all years, which has been fully utilized. The retention in each year was equal to the greater of $9.3 million or 51.0% of the subject written premium income, together with amounts contributed to a loss payment account under the agreement. The Company maintained a loss payment account for the benefit of the reinsurer, equal to 18.5% of the subject written premium income for underwriting year 1998, and 18.9% for each of 1999 and 2000. A minimum interest credit was applied to the loss payment account, equal to the one year U.S. Treasury Bill yield plus 75 basis points. During December 2006, the Company entered into a commutation and release agreement related to this contract, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, a pre-tax loss of $1.4 million was recognized. Recoverables were reduced by $16.1 million for the year ended December 31, 2006.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income (loss) before income taxes reflected in the Company’s statements of operations related to the Company’s Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreement, including the effect of commutations, for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Ceded earned premium	$185	$(1,695)	$(13,921)
Ceded acquisition costs	2,695	1,500	5,262
Ceded losses and loss adjustment expenses	(78)	8,287	18,725

Net underwriting income	2,802	8,092	10,066
Interest expense	(7,052)	(8,696)	(18,589)

Loss before income taxes	$(4,250)	$(604)	$(8,523)

The Company has recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $975 thousand, $571 thousand and $485 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

As indicated by the table above, for the years ended December 31, 2007, 2006 and 2005, the Company ceded $(0.1) million, $8.3 million and $18.7 million, respectively, of losses and loss adjustment expenses, primarily to the 2001 aggregate excess of loss treaty. The increases in losses ceded to the Company’s Whole Account and Facultative Excess of Loss Agreements, for the years ended December 31, 2006 and 2005 were primarily attributable to adverse loss development on casualty business written in 2001. Losses ceded to the Company’s Whole Account and Facultative Excess of Loss Agreements were minimal in 2007 and represented 1.1% of the Company’s pre-tax income in 2006, and 10.3% of pre-tax loss in 2005.

The reinsurance recoverables on paid and unpaid losses related to the 2000 and 2001 underwriting years Whole Account Excess of Loss Agreements are $74.0 million and $122.2 million as of December 31, 2007 and 2006, respectively. Funds held under reinsurance contracts related to these agreements, shown as a liability on the Company’s consolidated balance sheets, reflect $58.1 million and $83.4 million as of December 31, 2007 and 2006, respectively. Other collateral related to these agreements is $33.6 million and $43.2 million as of December 31, 2007 and 2006, respectively.

10.	Reinsurance Recoverables

The Company’s ten largest reinsurers represent 49.1% of its total reinsurance recoverables as of December 31, 2007. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $14.7 million, or 2.0%, of reinsurance recoverables as of December 31, 2007, and the average balance is less than $3.0 million. The Company held total collateral of $184.1 million as of December 31, 2007, representing 25.3% of total reinsurance recoverables. The following table shows the total amount that is recoverable from each of

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s ten largest reinsurers for paid and unpaid losses as of December 31, 2007, the amount of collateral held, and each reinsurer’s A.M. Best rating (in thousands):

	Reinsurance	Percent		A.M. Best
Reinsurer	Recoverables	of Total	Collateral	Rating

Underwriters Reinsurance Company (Barbados)	$73,992	10.2%	$73,992	NR
Lloyd’s of London	72,508	10.0	300	A
Swiss Reinsurance America Corporation	35,225	4.8	—	A+
Swiss Re UK	33,493	4.6	—	A+
Federal Insurance Company	33,137	4.6	—	A++
Hannover Rueckversicherung — AG	26,472	3.6	394	A
Transatlantic Reinsurance Company	23,084	3.2	—	A+
Ace Property and Casualty Insurance	22,317	3.1	—	A+
Arch Reinsurance Company	20,387	2.8	23,594	A
Partner Reinsurance Company of US	16,377	2.2	—	A+

Sub total	356,992	49.1	98,280
All other	369,640	50.9	85,861

Total	$726,632	100.0%	$184,141

Reinsurance recoverables were $798.8 million and collateral was $238.2 million, or 29.8% of the reinsurance recoverable balance, as of December 31, 2006.

Several individual reinsurers are part of the same corporate group. The following table shows the five largest aggregate amounts that are recoverable from all individual entities that form part of the same corporate group as of December 31, 2007 and the amount of collateral held from each group (in thousands):

	Reinsurance	Percent of
Reinsurer	Recoverable	Total	Collateral

Swiss Re Group	$156,607	21.5%	$73,993
Lloyd’s of London	72,508	10.0	300
Chubb Group	33,858	4.6	—
Ace INA Group	29,554	4.1	—
HDI Group	26,617	3.7	415

Sub total	319,144	43.9	74,708
All other	407,488	56.1	109,433

Total	$726,632	100.0%	$184,141

The Company is the beneficiary of letters of credit, cash, and other forms of collateral to secure certain amounts due from its reinsurers. The total amount of collateral held by the Company as of December 31, 2007 is

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$184.1 million, which represents 25.3% of the total amount of reinsurance recoverables, comprised of the following forms of collateral (in thousands):

		Percent of
Form of Collateral	Collateral	Recoverables

Letters of credit	$89,282	12.3%
Funds withheld from reinsurers	84,696	11.6
Trust agreements	10,163	1.4

Total	$184,141	25.3%

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

11.	Debt Obligations, Common Shares and Preferred Shares

Debt Obligations

The components of the Company’s debt obligations as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

7.65% Senior Notes due 2013	$224,746	$224,703
6.875% Senior Notes due 2015	124,408	124,327
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000
4.375% Convertible Senior Debentures due 2022	—	23,474

Total debt obligations	$489,154	$512,504

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year with the first interest payment having been made on March 15, 2007. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the years ended December 31, 2007 and 2006, the average annual interest rate on the Series C Notes was 7.93% and 7.87%, respectively.

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$99.3 million. The debentures were sold in two tranches, $50.0 million of series A, due March 15, 2021 (the “Series A Notes”) and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company in 2009 at their par value, plus accrued and unpaid interest. For the year ended December 31, 2007, the average annual interest rate on each series of notes was 7.62%, compared to an average annual interest rate of 7.40% for the year ended December 31, 2006.

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

In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures, due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable at the Company’s option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represents a conversion price of $21.28 per share. These conditions included the common stock of the Company trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, the Company was permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1,885,143 shares of the Company’s common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, of which 46,992 shares were converted during three months ended March 31, 2007. In March 2007, the Company announced that it had called for the redemption of the remaining $22.5 million principal value of the outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, the Company issued 1,056,107 shares of its common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remained outstanding as of such date.

During the years ended December 31, 2006 and 2005, the Company repurchased portions of its Convertible Notes, as reflected in the following table (in thousands):

	2006	2005

Principal value repurchased	$16,930	$30,380
Cost of repurchase	19,333	34,202

Loss on early extinguishment of debt	$(2,403)	$(3,822)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

As of December 31, 2007 and 2006, the amortized cost of the Company’s debt obligations was $489.2 million and $512.5 million, respectively, as reflected in the consolidated balance sheets. As of December 31, 2007 and 2006, the estimated fair value of the Company’s debt obligations was $506.2 million and $507.9 million, respectively. The estimated fair value is based on quoted market prices for debt similar to the Company’s, and discounted cash flow calculations.

On July 13, 2007, the Company entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by the Company, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits the Company to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support the insurance and reinsurance business of the Company. The Credit Agreement replaced the Company’s three-year, $150.0 million credit facility entered into as of September 23, 2005, which has been terminated, and the obligations thereunder have been satisfied.

As of December 31, 2007, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

Common Shares

On June 15, 2007, the Company’s Board of Directors authorized a share repurchase program. Under the program, effective as of such date, the Company may repurchase shares of its common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200 million. Shares repurchased under the program will be cancelled. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the year ended December 31, 2007, the Company repurchased and retired 2,636,989 shares of its common stock, at a cost of $94.5 million, an average repurchase price of $35.83 per share.

As a result of the conversion of the Convertible Notes, through December 31, 2006 the Company issued 1,838,151 shares of the Company’s common stock. During the year ended December 31, 2007, the Company converted the remaining Convertible Notes into 1,103,099 shares of the Company’s common stock, resulting in a decrease to Convertible Notes, and a corresponding increase to shareholders’ equity, of $23.5 million.

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

Dividends on each series are deferrable on a non-cumulative basis, provided that no dividends or other distributions have been declared or paid or set apart for payment on any other class or series of the Company’s capital shares ranking junior to or equal with the preferred shares. Dividends on Series A and Series B preferred shares will each be payable when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 20th day of January, April, July, and October of each year. Deferred dividends on either series will not accrue interest prior to the date of redemption. On November 27, 2007, the Company’s Board of Directors declared quarterly dividends of $0.5078125 per share on the Company’s 8.125% Series A preferred shares and $0.526875 per share on the Company’s floating rate Series B preferred shares. The total dividends of $2.1 million were paid on January 20, 2008 to Series A and Series B preferred shareholders of record on December 31, 2007.

As of December 31, 2007, a subsidiary of Fairfax owned 253,599 shares and 70,000 shares of the Company’s Series A and Series B preferred stock, respectively.

12.	Segment Reporting

The Company’s operations are managed through four operating segments: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and facultative basis. The EuroAsia division writes primarily treaty and facultative property business. The London Market division operates through three distribution channels, Newline at Lloyd’s and NICL, which focus on casualty insurance, and the London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard automobile.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial results of these divisions for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Year Ended December 31, 2007	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$834,921	$565,608	$349,874	$532,279	$2,282,682
Net premiums written	817,849	542,058	305,601	423,935	2,089,443
Net premiums earned	$841,869	$543,141	$306,799	$428,728	$2,120,537

Losses and loss adjustment expenses	661,429	348,593	150,413	247,929	1,408,364
Acquisition costs and other underwriting expenses	270,812	149,424	80,636	114,940	615,812

Total underwriting deductions	932,241	498,017	231,049	362,869	2,024,176

Underwriting income (loss)	$(90,372)	$45,124	$75,750	$65,859	96,361

Net investment income					329,422
Net realized investment gains					539,136
Other expense, net					(14,006)
Interest expense					(37,665)

Income before income taxes					$913,248

Underwriting ratios:
Losses and loss adjustment expenses	78.6%	64.2%	49.0%	57.8%	66.4%
Acquisition costs and other underwriting expenses	32.1	27.5	26.3	26.8	29.1

Combined ratio	110.7%	91.7%	75.3%	84.6%	95.5%

Year Ended December 31, 2006	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$924,213	$561,232	$340,653	$509,644	$2,335,742
Net premiums written	897,819	542,454	312,524	408,138	2,160,935
Net premiums earned	$975,039	$531,378	$333,508	$385,901	$2,225,826

Losses and loss adjustment expenses	765,787	320,434	182,478	215,498	1,484,197
Acquisition costs and other underwriting expenses	299,557	134,590	86,064	97,413	617,624

Total underwriting deductions	1,065,344	455,024	268,542	312,911	2,101,821

Underwriting income (loss)	$(90,305)	$76,354	$64,966	$72,990	124,005

Net investment income					487,119
Net realized investment gains					189,129
Other expense, net					(21,120)
Interest expense					(37,515)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$739,215

Underwriting ratios:
Losses and loss adjustment expenses	78.5%	60.3%	54.7%	55.8%	66.7%
Acquisition costs and other underwriting expenses	30.8	25.3	25.8	25.3	27.7

Combined ratio	109.3%	85.6%	80.5%	81.1%	94.4%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2005	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$1,130,512	$543,761	$431,665	$520,982	$2,626,920
Net premiums written	1,043,797	512,704	375,249	369,919	2,301,669
Net premiums earned	$1,051,162	$516,175	$386,076	$323,407	$2,276,820

Losses and loss adjustment expenses	1,186,196	326,043	348,759	200,613	2,061,611
Acquisition costs and other underwriting expenses	322,308	136,880	86,943	70,051	616,182

Total underwriting deductions	1,508,504	462,923	435,702	270,664	2,677,793

Underwriting income (loss)	$(457,342)	$53,252	$(49,626)	$52,743	(400,973)

Net investment income					220,092
Net realized investment gains					59,866
Other expense, net					(27,014)
Interest expense					(29,991)
Loss on early extinguishment of debt					(3,822)

Loss before income taxes					$(181,842)

Underwriting ratios:
Losses and loss adjustment expenses	112.8%	63.2%	90.3%	62.0%	90.5%
Acquisition costs and other underwriting expenses	30.7	26.5	22.5	21.7	27.1

Combined ratio	143.5%	89.7%	112.8%	83.7%	117.6%

Gross Premiums Written by Major Unit/Division

	Years Ended December 31,
	2007	2006	2005

United States	$650,614	$756,425	$929,951
Latin America	141,433	134,947	148,619
Canada	43,287	32,041	50,371
Other	(413)	800	1,571

Total Americas	834,921	924,213	1,130,512
EuroAsia	565,608	561,232	543,761
London Market	349,874	340,653	431,665
U.S. Insurance	532,279	509,644	520,982

Total gross premiums written	$2,282,682	$2,335,742	$2,626,920

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Type of Business/Business Unit

	Years Ended December 31,
	2007	2006	2005

Americas
Property excess of loss	$125,053	$122,689	$135,690
Property proportional	123,331	158,116	227,387
Property facultative	19,479	13,747	24,065

Subtotal property	267,863	294,552	387,142
Casualty excess of loss	181,470	231,141	203,419
Casualty proportional	232,542	221,163	345,833
Casualty facultative	81,995	94,103	105,140

Subtotal casualty	496,007	546,407	654,392
Marine and aerospace	25,427	36,199	37,583
Surety and credit	45,592	46,388	52,192
Miscellaneous lines	32	667	(797)

Total Americas	834,921	924,213	1,130,512

EuroAsia
Property excess of loss	159,985	143,640	140,046
Property proportional	195,290	203,827	203,062
Property facultative	2,275	3,220	3,266

Subtotal property	357,550	350,687	346,374
Casualty excess of loss	66,755	70,422	66,860
Casualty proportional	41,492	38,697	35,033

Subtotal casualty	108,247	109,119	101,893
Marine and aerospace	48,158	45,888	43,166
Surety and credit	51,653	55,538	52,328

Total EuroAsia	565,608	561,232	543,761

London Market
Property excess of loss	66,318	47,467	79,393
Property proportional	1,107	(20)	8,273

Subtotal property	67,425	47,447	87,666
Casualty excess of loss	6,789	15,193	17,531
Casualty proportional	15,964	13,193	23,149

Subtotal casualty	22,753	28,386	40,680
Marine and aerospace	55,153	62,315	61,031
Liability lines — Newline and NICL	201,492	198,880	234,929
Other — Newline	3,051	3,625	7,359

Total London Market	349,874	340,653	431,665

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006	2005

U.S. Insurance
Medical malpractice	130,150	152,811	150,654
Professional liability	139,320	131,034	114,172
Personal auto	51,580	77,673	103,619
Specialty liability	90,398	81,832	90,490
Commercial auto	52,374	35,545	32,374
Property and package	68,457	30,749	29,673

Total U.S. Insurance	532,279	509,644	520,982

Total gross premiums written	$2,282,682	$2,335,742	$2,626,920

The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

13.	Federal and Foreign Income Taxes

The components of the federal and foreign income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 follow (in thousands):

	2007	2006	2005

Current:
United States	$123,527	$126,693	$(34,811)
Foreign	78,276	18,274	21,492

Total current income tax provision (benefit)	201,803	144,967	(13,319)

Deferred:
United States	113,621	47,979	(60,260)
Foreign	2,249	38,363	7,459

Total deferred income tax provision (benefit)	115,870	86,342	(52,801)

Total federal and foreign income tax provision (benefit)	$317,673	$231,309	$(66,120)

Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of federal and foreign income tax assets and liabilities as of December 31, 2007 and 2006 follow (in thousands):

	2007	2006

Unpaid losses and loss adjustment expenses	$158,937	$163,404
Unearned premiums	42,523	43,295
Reserve for potentially uncollectible balances	13,385	11,714
Pension and benefit accruals	6,717	5,902
Investments	—	33,930
Alternative minimum tax credit	—	16,372
Foreign tax credit	103,349	83,365
Other	—	2,563

Total deferred tax assets	324,911	360,545

Deferred acquisition costs	54,720	52,594
Investments	124,301	53,819
Foreign deferred items	63,245	55,529
Other	4,557	—

Total deferred tax liabilities	246,823	161,942

Net deferred tax assets	78,088	198,603
Deferred income taxes on accumulated other comprehensive income	(45,780)	(13,628)

Deferred federal and foreign income tax asset	32,308	184,975
Current taxes payable	(45,923)	(68,055)

Federal and foreign income taxes (payable) recoverable	$(13,615)	$116,920

The decrease in the Company’s net deferred tax assets as of December 31, 2007 as compared to December 31, 2006 is primarily attributable to an increase in the fair value of the Company’s derivative instruments, resulting in an increase in the Company’s deferred tax liabilities as of December 31, 2007. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax assets and, accordingly, no valuation allowance has been recorded as of December 31, 2007 and 2006.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007		2006		2005
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Loss

Income (loss) before income taxes	$913,248		$739,215		$(181,842)

Income tax provision (benefit) computed on income (loss) before income taxes	$319,637	35.0%	$258,725	35.0%	$(63,645)	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(5,401)	(0.6)	(4,505)	(0.6)	(5,053)	2.8
Prior year tax settlement	—	—	(16,543)	(2.2)	—	—
Other, net	3,437	0.4	(6,368)	(0.9)	2,578	(1.4)

Total federal and foreign income tax provision (benefit)	$317,673	34.8%	$231,309	31.3%	$(66,120)	36.4%

Included in the income tax provision for the year ended December 31, 2006 is a one-time tax benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996.

Domestic pre-tax income (loss) was $692.8 million, $513.2 million and ($225.9) million for the years ended December 31, 2007, 2006 and 2005, respectively. Foreign pre-tax income was $220.4 million, $226.0 million and $44.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As a result of Fairfax reducing its ownership of the Company to below 80% during the third quarter of 2006, the Company was deconsolidated from the United States tax group of Fairfax, and, accordingly, the Company has filed a separate consolidated tax return for the period August 29, 2006 to December 31, 2006 and will file a separate consolidated tax return for 2007. The deconsolidation has no effect on the Company’s tax position. Prior to August 29, 2006, the Company was a member of the United States tax group of Fairfax and made payments to Fairfax in accordance with its tax sharing agreements. The Company paid federal and foreign income taxes of $224.6 million, $59.3 million and $63.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company, as of December 31, 2007, has a current tax payable of $45.9 million, which reflects $33.1 million payable to Fairfax and a net payable of $12.8 million to the U.S. federal government and various foreign governments. The Company’s tax payable was $68.1 million as of December 31, 2006, which reflects $75.8 million payable to Fairfax, principally offset by foreign tax payables and receivables from the U.S. federal government. The federal income tax provision is allocated to each of the Company’s subsidiaries in the consolidated group pursuant to a written agreement, on the basis of each subsidiary’s separate taxable income.

The Company files income tax returns with various federal, state, and foreign jurisdictions. The Company’s U.S. federal income tax returns for 1999 through 2006 remain open for examination. The Internal Revenue Service expects to complete their audit of the Company’s 2003 and 2004 tax returns and commence their audit of the Company’s 2005 and 2006 tax returns during 2008. Income tax returns filed with various state and foreign jurisdictions remain open to examination in accordance with individual statutes.

The Company does not have any material unrecognized tax benefits and, accordingly, has not recognized any accrued interest or penalties associated with uncertain tax positions.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

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

Odyssey America participated in providing quota share reinsurance to Gulf Insurance Company (“Gulf”) from January 1, 1996 to December 31, 2002, under which Gulf issued policies that guaranteed the residual value of automobile leases incepting during this period (“Treaties”). In March 2003, Gulf requested payment of approximately $30.0 million, representing Odyssey America’s purported share of a settlement (“Settlement”) between Gulf and one of the insureds whose policies, Gulf contended, were reinsured under the Treaties. Odyssey America rejected Gulf’s request, contending that (i) Gulf breached its duty to Odyssey America when it placed the Treaties by failing to disclose material information concerning the policy it issued to the insured; and (ii) the Settlement was not covered under the terms of the Treaties. In July 2003, Gulf initiated litigation against Odyssey America, demanding payment relating to the Settlement and other amounts under the Treaties. On August 31, 2007, the Company announced that Odyssey America and Gulf had reached an out-of-court settlement regarding the litigation, including the full and final commutation of the Treaties, and the parties entered into a confidential settlement and release agreement in September 2007. The expenses recognized by the Company in connection with the settlement of this matter for the twelve months ended December 31, 2007 were less than the Company’s previously disclosed estimates, and are not material to the financial condition of the Company, taken as a whole.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by OdysseyRe. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considered to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to OdysseyRe’s consolidated financial position. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of December 31, 2007, Odyssey America continues to have a par value of $88.0 million, or approximately £44.2 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of December 31, 2007 is $112.6 million, or approximately £56.6 million equivalent. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash, with a fair value of $204.1 million as of December 31, 2007, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

Clearwater agreed to allow Ranger Insurance Company, a subsidiary of Fairfax that is now known as Fairmont Specialty Insurance Company (“Fairmont”), to attach an assumption of liability endorsement of Clearwater to certain Fairmont policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Fairmont fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Fairmont to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $0.9 million, based on the subject policies’ outstanding case loss reserves as of December 31, 2007. Fairmont has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Fairmont provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 25.9% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For the years ended December 31, 2007, 2006 and 2005, Falcon paid $0.5 million, $0.5 million and $0.6 million, respectively, to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in connection with this agreement is estimated to be $50.0 million, based on Falcon’s loss reserves at December 31, 2007. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $59.0 million as of December 31, 2007. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E. Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could be called upon to provide a guarantee of a credit facility, if such facility were established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The carrying value of the Company’s investment in ORE as of December 31, 2007 and 2006 was $6.7 million, which includes a $9.9 million other-than-temporary write-down recognized in prior years.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries lease office space and furniture and equipment under long-term leases expiring through the year 2022. Minimum annual rentals follow (in thousands):

Amount

2008	$8,064
2009	7,706
2010	7,362
2011	6,775
2012 and thereafter	49,126

Total	$79,033

The amounts above are reduced by an aggregate minimum rental recovery of $2.5 million resulting from the sublease of space to other companies.

Rental expense, before sublease income under these operating leases, was $8.2 million, $9.8 million and $11.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recovered pre-tax amounts of $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, from subleases.

15.	Statutory Information and Dividend Restrictions

Odyssey America, the Company’s principal operating subsidiary, is subject to state regulatory restrictions that limit the maximum amount of dividends payable. In any 12-month period, Odyssey America may pay dividends equal to the greater of (i) 10% of statutory capital and surplus as of the prior year end or (ii) net income for such prior year without prior approval of the Insurance Commissioner of the State of Connecticut (the “Connecticut Commissioner”). The maximum amount of dividends which Odyssey America may pay in 2008, without such prior approval is $292.3 million, based on Odyssey America’s separate financial statements. Connecticut law further provides that (i) Odyssey America must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after the declaration thereof and at least ten days prior to payment and (ii) Odyssey America may not pay any dividend or distribution in excess of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without the Connecticut Commissioner’s approval.

Odyssey America paid dividends to the Company of $155.0 million, $60.0 million and $22.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. During 2005, the Company contributed $185.0 million to Odyssey America. In addition, effective December 31, 2005, the Company received approval from the Connecticut Insurance Commissioner to make a $200.0 million capital contribution to Odyssey America, to be completed prior to February 28, 2006. In February 2006, the Company completed the $200.0 million capital contribution to Odyssey America.

The following is the consolidated statutory basis net income (loss) and policyholders’ surplus of Odyssey America and its subsidiaries, for each of the years ended and as of December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Net income (loss)	$335,783	$608,031	$(161,172)
Policyholders’ surplus	$2,922,758	$2,501,582	$2,073,701

The statutory provision for potentially uncollectible reinsurance recoverables due from unauthorized companies is reduced to the extent collateral is held by Clearwater or Hudson. Pursuant to indemnification agreements between the Company and Clearwater, and between the Company and Hudson, the Company provides letters of credit and/or cash in respect of uncollateralized balances due from unauthorized reinsurers. The use of such

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware, the domiciliary state of Clearwater and Hudson. The Company has provided a $20.5 million letter of credit to Clearwater and a $0.5 million letter of credit to Hudson as of December 31, 2007, which have been used as collateral in regard to the indemnification agreements. The indemnification agreements do not affect the accompanying consolidated financial statements.

16.	Related Party Transactions

The Company has entered into various reinsurance arrangements with Fairfax and its affiliates. The approximate amounts included in or deducted from income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded, as of and for the years ended December 31, 2007, 2006 and 2005 follow (in thousands):

	2007	2006	2005

Assumed:
Premiums written	$26,385	$33,082	$53,265
Premiums earned	30,368	38,128	53,654
Losses and loss adjustment expenses	6,629	27,110	95,711
Acquisition costs	4,506	9,858	16,454
Reinsurance payable on loss payments	2,721	3,318	9,559
Reinsurance balances receivable	5,203	4,715	12,404
Unpaid losses and loss adjustment expenses	179,377	226,165	302,119
Unearned premiums	11,456	15,440	20,485
Ceded:
Premiums written	$(653)	$10,141	$30,255
Premiums earned	(276)	13,051	29,684
Losses and loss adjustment expenses	(7,094)	21,531	79,694
Acquisition costs	(13)	2,114	4,693
Ceded reinsurance balances payable	1,180	1,454	12,540
Reinsurance recoverables on loss payments	463	1,715	6,377
Reinsurance recoverables on unpaid losses	14,258	30,166	228,438
Prepaid reinsurance premiums	212	589	3,500

Written premiums assumed from Fairfax’s affiliates in 2007 represent 1.2% of OdysseyRe’s total gross premiums written for the year ended December 31, 2007. Ceded premiums written represent 0.3% of OdysseyRe’s total ceded premiums written for the year ended December 31, 2007. The largest amounts of related party assumed business in 2007 were received from Commonwealth Insurance Company and Lombard Canada Ltd. The largest amounts of business ceded to related parties in 2005 involved nSpire Re and Commonwealth Insurance Company, each relating to a proportional catastrophe treaty covering various classes of worldwide catastrophe business written by OdysseyRe.

The Company’s subsidiaries have entered into investment management agreements with Fairfax and its wholly-owned subsidiary, Hamblin Watsa Investment Counsel Ltd. These agreements provide for an annual base fee of 0.20% (20 basis points), calculated and paid quarterly based upon the subsidiary’s average invested assets for the preceding three months. The agreements also include incentive fees of 0.10% (10 basis points), which are payable if realized gains exceed 1% of the average investment portfolio in any given year, subject to cumulative realized gains on investments exceeding 1% of the average investment portfolio. Additional incentive fees are paid based upon the performance of the subsidiary’s equity portfolio equal to 10% of the return on equities (subject to an

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual maximum) in excess of the Standard & Poor’s 500 index plus 200 basis points, provided that the equity portfolio has achieved such excess on a cumulative basis. If the performance of the equity portfolio does not equal or exceed this benchmark in a given year, the annual base fee is reduced to 0.18% (18 basis points). The aggregate annual investment management fee payable by each subsidiary, including incentive fees, is capped at 0.40% (40 basis points) of its investment portfolio, with any excess amounts carried into the following year. These agreements may be terminated by either party on 30 days’ notice. For the years ended December 31, 2007, 2006 and 2005, total fees, including incentive fees, of $17.3 million, $17.6 million and $16.2 million, respectively, are included in the consolidated statements of operations.

The OdysseyRe Foundation, a not-for-profit entity through which the Company provides funding to charitable organizations active in the communities in which the Company operates, was formed in February 2007. Prior to the formation of the OdysseyRe Foundation, the Company provided funding to charitable organizations through the Sixty-Four Foundation, a not-for-profit affiliate of Fairfax and the Company. Included in other expense, net for the years ended December 31, 2007, 2006 and 2005, are incurred charitable contributions of $2.5 million, $1.7 million and $0.7 million, respectively, related to these entities.

In connection with the acquisition of Opus Re (now known as Clearwater Select Insurance Company), the Company incurred a $2.5 million pre-tax expense for the year ended December 31, 2005, which is included in other expense, net, to RiverStone Group LLC, an affiliate, for services provided to the Company in connection with the acquisition.

Due to expense sharing and investment management agreements with Fairfax and its affiliates, the Company has accrued on its consolidated balance sheet amounts receivable from affiliates of $1.0 million and $0.9 million as of December 31, 2007 and 2006, respectively, and amounts payable to affiliates of $4.6 million and $4.3 million as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company has invested $27.9 million in a Canadian investment fund managed by an officer of Fairfax. The fund is 16.0% owned by Fairfax, which includes 4.0% owned by the Company. Certain subsidiaries of Fairfax have also invested in the fund. The officer receives no remuneration or benefits associated with his position as an officer of Fairfax, and derives all of his compensation from his management of the investment fund. In the ordinary course of the Company’s investment activities, the Company makes investments in investment funds, limited partnerships and other investment vehicles in which Fairfax or its affiliates may also be investors.

17.	Employee Benefits

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R)”. SFAS 158 requires, as of December 31, 2006, the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan, including pension plans, as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted the recognition provisions of SFAS 158, which resulted in a reduction of accumulated other comprehensive income of $10.2 million as of December 31, 2006. In addition, SFAS 158 requires that, as of December 31, 2008, employers measure plan assets and liabilities as of the date of their financial statements. The Company has elected to apply the “fifteen-month” approach to measure plan assets, which will require the Company to measure plan assets as of its current measurement date, October 1, for a fifteen-month period through December 31, 2008. SFAS 158 does not require retrospective application.

Defined Benefit Pension Plan

The Company maintains a qualified, non-contributory, defined benefit pension plan (“Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables set forth the Plan’s funded status, which uses a measurement date of October 1, and amounts recognized in the Company’s consolidated financial statements as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Change in projected benefit obligation:
Benefit obligation at beginning of year	$58,841	$52,313
Service cost	5,071	4,396
Interest cost	2,982	2,667
Actuarial loss	1,253	590
Benefits paid	(1,457)	(1,125)

Benefit obligation at end of year	66,690	58,841

Change in Plan assets:
Fair value of Plan assets at beginning of year	48,018	44,170
Actual return on Plan assets	1,868	1,319
Actual contributions during the year	3,959	3,654
Benefits paid	(1,457)	(1,125)

Fair value of Plan assets at end of year	52,388	48,018

Unfunded status and accrued prepaid pension cost	$(14,302)	$(10,823)

Fair value of Plan assets consists of:
Fixed income securities	$52,388	$48,018

The net amount recognized in the consolidated balance sheets related to the accrued pension cost of $14.3 million and $10.8 million, as of December 31, 2007 and 2006, respectively, is included in other liabilities. The net amount of pre-tax accumulated other comprehensive loss is $13.9 million and $12.7 million as of December 31, 2007 and 2006, respectively.

The weighted average assumptions used to calculate the benefit obligation as of December 31, 2007 and 2006 are as follows:

	2007	2006

Discount rate	5.25%	5.25%
Rate of compensation increase	5.75%	5.73%

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost included in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 is comprised of the following components (in thousands):

	2007	2006	2005

Net Periodic Benefit Cost:
Service cost	$5,071	$4,396	$3,342
Interest cost	2,982	2,667	2,360
Return on plan assets	(2,486)	(2,434)	(2,287)
Net amortization and deferral	714	667	101

Net periodic benefit cost	$6,281	$5,296	$3,516

The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Discount rate	5.25%	5.25%	5.75%
Rate of compensation increase	5.73%	5.66%	5.76%
Expected long term rate of return on Plan assets	5.50%	5.50%	5.75%

The accumulated benefit obligation for the Plan is $52.5 million and $45.8 million as of the 2007 and 2006 measurement dates, respectively. As the fair value of the Plan assets exceeds the accumulated benefit obligation, the Company did not recognize an additional minimum pension liability under SFAS 132 as of the 2005 measurement date.

The Plan’s expected future benefit payments are shown below (in thousands):

Year	Amount

2008	$5,580
2009	2,620
2010	3,270
2011	2,510
2012	7,220
2013 – 2017	39,360

The investment policy for the Plan is to invest in highly-rated, lower-risk securities that preserve the investment asset value of the Plan while seeking to maximize the return on those invested assets. The Plan assets as of December 31, 2007 and 2006 are invested principally in highly-rated fixed income securities. The long term rate of return assumption is based on the fixed income securities portfolio. The actual return on assets has historically been in line with the Company’s assumptions of expected returns. During 2007, the Company contributed $4.0 million to the Plan. Based on the Company’s current expectations, the 2008 contribution should approximate $4.0 million.

As a result of the adoption of SFAS 158, the Company recognized an $8.3 million, after tax, reduction in accumulated other comprehensive income related to the Plan, as of December 31, 2006, of which, on an after tax basis, $8.0 million related to net losses, while $0.3 million related to prior service cost.

The Company estimates that it will record a $17.2 million net loss related to the net periodic benefit cost during the year ended December 31, 2008. The Company does not expect any refunds of Plan assets during the year ended December 31, 2008.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excess Benefit Plans

The Company also maintains two non-qualified excess benefit plans (“Excess Plans”) that provide more highly compensated officers and employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The following tables set forth the combined amounts recognized for the Supplemental Plan, which has a measurement date of October 1, and the Supplemental Employee Retirement Plan, which has a measurement date of December 31, in the Company’s consolidated financial statements as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Change in projected benefit obligation:
Benefit obligation at beginning of year	$16,252	$15,724
Service cost	801	774
Interest cost	831	801
Actuarial gain	(142)	(334)
Benefits paid	(1,010)	(713)

Benefit obligation at end of year	16,732	16,252

Change in Excess Plans’ assets:
Fair value of Excess Plans’ assets at beginning of year	—	—
Actual contributions during the year	1,010	713
Benefits paid	(1,010)	(713)

Fair value of Excess Plans’ assets at end of year	—	—

Unfunded status and accrued pension cost	$(16,732)	$(16,252)

The net amount recognized in the consolidated balance sheets related to the accrued pension cost of $16.7 million and $16.3 million, as of December 31, 2007 and 2006, respectively, is included in other liabilities. The net amount of pre-tax accumulated other comprehensive loss is $3.7 million and $4.1 million as of December 31, 2007 and 2006, respectively.

The weighted average assumptions used to calculate the benefit obligation as of December 31, 2007 and 2006 are as follows:

	2007	2006

Discount rate	5.25%	5.25%
Rate of compensation increase	5.75%	5.73%

The discount rate represents the Company’s estimate of the interest rate at which the Excess Plans’ benefits could be effectively settled. The discount rates are used in the measurement of the expected and accumulated post retirement benefit obligations and the service and interest cost components of net periodic post retirement benefit cost.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost included in the Company’s consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005 is comprised of the following components (in thousands):

	2007	2006	2005

Net Periodic Benefit Cost:
Service cost	$801	$774	$689
Interest cost	830	802	800
Recognized net actuarial loss	280	342	331
Recognized prior service cost	(37)	(37)	(37)
Other	5	69	69

Net periodic benefit cost	$1,879	$1,950	$1,852

The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Discount rate	5.25%	5.25%	5.75%
Rate of compensation increase	5.73%	5.66%	5.76%

The accumulated benefit obligation for the Excess Plans is $12.1 million and $11.7 million as of December 31, 2007 and 2006, respectively.

The Excess Plans’ expected benefit payments are shown below (in thousands):

Year	Amount

2008	$970
2009	990
2010	1,220
2011	850
2012	1,730
2013 – 2016	7,320

The Company established a trust fund, which invests in U.S. government securities, related to the Excess Plans. The trust fund, which is included in other invested assets, had a fair value of $6.8 million and $6.5 million as of December 31, 2007 and 2006, respectively. Plan benefits are paid by the Company as they are incurred by the participants, accordingly, there are no assets held directly by the Excess Plans.

The Company expects to contribute $1.1 million to the Excess Plans during the year ended December 31, 2008, which represents the amount necessary to fund the 2008 expected benefit payments.

As a result of the adoption of SFAS 158, the Company recognized a $1.4 million after-tax reduction in accumulated other comprehensive income related to the Excess Plans as of December 31, 2006, of which, on an after-tax basis, $1.7 million related to net losses, while $0.3 million related to net prior service credit.

The Company estimates that it will record a $2.0 million net loss related to the net periodic benefit cost during the year ended December 31, 2008.

Postretirement Benefit Plan

The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The following tables set forth the amounts recognized for the postretirement benefit plan, which has a measurement date of January 1, in the Company’s consolidated financial statements as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Change in projected benefit obligation:
Benefit obligation at beginning of year	$13,011	$11,097
Service cost	1,792	1,541
Interest cost	681	604
Actuarial gain	(971)	—
Benefits paid	(338)	(269)
Other	47	38

Benefit obligation at end of year	$14,222	$13,011

Unfunded status and accrued benefit cost	$(14,222)	$(13,011)

The net amount recognized in the consolidated balance sheets related to the accrued benefit cost of $14.2 million and $13.0 million, as of December 31, 2007 and 2006, respectively, is included in other liabilities. The net amount of pre-tax accumulated other comprehensive loss is $0.1 million and $0.9 million as of December 31, 2007 and 2006, respectively.

The weighted average assumptions used to calculate the benefit obligation as of December 31, 2007 and 2006 are as follows:

	2007	2006

Discount rate	6.25%	5.50%
Rate of compensation increase	4.00%	4.00%

The discount rate represents the Company’s estimate of the interest rate at which the Excess Plans’ benefits could be effectively settled. The discount rates are used in the measurement of the expected and accumulated post retirement benefit obligations and the service and interest cost components of net periodic post retirement benefit cost.

Net periodic benefit cost included in the Company’s consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 is comprised of the following components (in thousands):

	2007	2006	2005

Net Periodic Benefit Cost:
Service cost	$1,792	$1,541	$1,311
Interest cost	681	604	490
Net amortization and deferral	(104)	(83)	(104)

Net periodic benefit cost	$2,369	$2,062	$1,697

The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Discount rate	5.50%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the postretirement benefit plan was $14.2 million and $13.0 million as of December 31, 2007 and 2006, respectively.

The postretirement plan’s expected benefit payments are shown below (in thousands):

Year	Amount

2008	$308
2009	360
2010	426
2011	499
2012	583
2013 – 2017	5,404

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 8.0% in 2007 and decreasing to 5.0% in 2013 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $2.3 million (15.9% of benefit obligation as of December 31, 2007) and the service and interest cost components of net periodic postretirement benefit costs by $0.5 million for 2007. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation, and the service and interest cost components of net periodic postretirement benefit cost for 2007 by $1.9 million and $0.4 million, respectively.

As a result of the adoption of SFAS 158, the Company recognized a $0.5 million, after-tax, reduction in accumulated other comprehensive income related to the postretirement plan, as of December 31, 2006, of which, on an after tax basis, $0.8 million related to net losses, while $0.3 million related to prior service credit.

The Company estimates that it will record $2.6 million in benefit costs during the year ended December 31, 2008.

Other Plans

The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year, the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by a third party, which has contracted to provide benefits under the plan. No contributions were authorized in 2007, 2006, or 2005.

The Company maintains a qualified deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 50% of base salary on a pre-tax basis, subject to annual maximum contributions set by law ($15,500 in 2007). The Company contributes an amount equal to 100% of each employee’s pre-tax contribution up to certain limits. The maximum matching contribution is 4% of annual base salary, with certain government mandated restrictions on contributions to highly compensated employees. The Company also maintains a non-qualified deferred compensation plan to allow for contributions in excess of qualified plan limitations. The Company contributed $1.8 million, $1.6 million and $1.6 million to these plans in 2007, 2006 and 2005, respectively, which is included in other underwriting expenses in the consolidated statements of operations.

18.	Stock Based Compensation Plans

Effective January 1, 2006, the Company adopted, on a prospective basis, SFAS 123(R) “Share-Based Payments,” which is a revision of SFAS 123 “Accounting for Stock Based Compensation” and supersedes

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007, there was $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $3.0 million, as compared to $1.7 million and $0.5 million of total intrinsic value of options exercised during the year ended December 31, 2006 and 2005, respectively.

The following table summarizes stock option activity for the 2002 Option Plan for the year ended December 31, 2007:

		Weighted-Average
	Shares	Exercise Price

Options outstanding as of December 31, 2006	503,950	$18.96
Forfeited	(625)	19.65
Exercised	(135,126)	18.73

Options outstanding as of December 31, 2007	368,199	$19.04

Vested and exercisable as of December 31, 2007	356,950	$18.88

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no options granted during the year ended December 31, 2007. The fair value of options granted during the years ended December 31, 2006 and 2005, estimated as of the grant date using the Black-Scholes option pricing model, was $9.21 and $6.89 per share, respectively. The weighted-average remaining contractual term for options outstanding as of December 31, 2007, 2006 and 2005 was 4.9 years, 5.9 years and 6.8 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of December 31, 2007 was 4.8 years. As of December 31, 2007, the aggregate intrinsic value was $6.5 million for options outstanding and $6.4 million for options vested and exercisable.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of options granted under the 2002 Option Plan follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005

Risk-free interest rate	4.9%	1.9%
Expected life (years)	6.0	5.0
Expected volatility	32.0%	30.0%
Expected dividend yield	0.6%	0.6%

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

As of December 31, 2007, there was $2.1 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. The total fair value of the options exercised from the 2001 Option Plan during the year ended December 31, 2007 was $0.8 million, as compared to the total fair value of the options exercised during the year ended December 31, 2006 and 2005 of $1.1 million and $0.1 million, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the 2001 Option Plan for the year ended December 31, 2007:

		Weighted-Average
		Fair Value
	Shares	at Grant Date

Options outstanding as of December 31, 2006	141,978	$22.98
Granted	50,051	37.84
Forfeited	(8,003)	25.17
Exercised	(18,915)	23.96

Options outstanding as of December 31, 2007	165,111	$27.16

Vested and exercisable as of December 31, 2007	41,471	$23.71

The weighted-average remaining contractual term for options outstanding as of December 31, 2007, 2006 and 2005 was 7.2 years, 7.4 years and 7.1 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of December 31, 2007 was 6.3 years. As of December 31, 2007, the aggregate fair value was $6.1 million for options outstanding and $1.5 million for options vested and exercisable.

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

In accordance with SFAS 123(R), the fair value of restricted share awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of December 31, 2007, there was $12.2 million of unrecognized compensation cost related to unvested restricted share awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was approximately $1.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006. The total fair value of the restricted share awards vested during the year ended December 31, 2007, 2006 and 2005 was $7.4 million, $5.8 million and $1.8 million, respectively. As of December 31, 2007, the aggregate fair value of restricted share awards outstanding was $24.8 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted share activity for the Restricted Share Plan for the year ended December 31, 2007:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Restricted share awards outstanding as of December 31, 2006	683,382	$21.15
Granted	197,154	37.87
Vested	(186,002)	22.65
Forfeited	(17,757)	30.98

Restricted shares outstanding as of December 31, 2007	676,777	$28.47

(c)	Employee Share Purchase Plan

In 2001, the Company established the Employee Share Purchase Plan (the “ESPP”). Under the terms of the ESPP, eligible employees may elect to purchase Company common shares in an amount up to 10% of their annual base salary. The Company issues or purchases, on the employee’s behalf, the Company’s common shares equal to 30% of the employee’s contribution. In the event that the Company achieves a return on equity of at least 15% in any calendar year, as computed in accordance with GAAP, additional shares are purchased by the Company for the employee’s benefit in an amount equal to 20% of the employee’s contribution during that year. During the years ended December 31, 2007, 2006 and 2005, the Company purchased 68,542 shares, 83,046 shares and 74,764 shares, respectively, on behalf of employees pursuant to the ESPP, at average purchase prices of $38.67, $27.58 and $24.93, respectively. The compensation expense recognized by the Company for purchases of the Company’s common shares under the ESPP was $0.9 million, $0.5 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(d)	General

For the years ended December 31 2007, 2006 and 2005, the Company received $2.5 million, $2.7 million and $1.5 million, respectively, in cash from employees for the exercise of stock options. For the years ended December 31, 2007, 2006 and 2005, the Company recognized an expense related to all stock based compensation of $6.7 million, $5.6 million and $4.2 million, respectively. Of the $6.7 million expense for the year ended December 31, 2007, $0.2 million relates to the adoption of SFAS 123(R). The total tax benefit recognized for the year ended December 31, 2007, 2006 and 2005 was $2.3 million, $2.0 million and $1.5 million, respectively. For the year ended December 31, 2007, the additional stock based compensation expense as a result of the adoption of SFAS 123(R) caused income before income taxes to decrease by $0.2 million, net income to decrease by $0.1 million, and basic and diluted earnings per share to decrease by less than $0.01.

Had compensation costs for the year ended December 31, 2005 related to option awards and employees’ purchase rights been determined under a fair value alternative method as stated in SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS 123,” the Company would have been required to prepare a fair value model for such options and employees’ purchase rights and record such amount in the consolidated financial statements as compensation expense, and the Company’s net loss and loss per common

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share for the year ended December 31, 2005 would have been increased to the following pro forma amounts (in thousands, except per share data):

2005

Net loss as reported	$(117,666)
Add: Stock-based employee compensation expense included in net loss, net of related tax effects	316
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(690)

Pro forma net loss basic and diluted earnings per share	$(118,040)

Basic loss per common share:
As reported	$(1.81)
Pro forma	(1.81)
Diluted loss per common share:
As reported	$(1.81)
Pro forma	(1.81)

19.	Financial Guaranty Reinsurance

The Company previously underwrote assumed financial guaranty reinsurance. The maximum exposure to loss, in the event of nonperformance by the underlying insured and assuming that the underlying collateral proved to be of no value, related to this business was $27.1 million and $30.8 million as of December 31, 2007 and 2006, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guaranty reinsurance. The Company ceased writing financial guaranty business in 1992.

As of December 31, 2007, financial guaranty reinsurance in force had a remaining maturity term of one (1) to 20 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type and unearned premiums, for the years ended December 31, 2007 and 2006 is as follows (in millions):

	2007	2006

Municipal obligations:
General obligation bonds	$10.3	$12.2
Special revenue bonds	16.2	18.0
Industrial development bonds	0.6	0.6

Total	$27.1	$30.8

Unearned premiums	$0.1	$0.1

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in millions):

2007
State	Debt Service

Florida	$4.6
Arizona	3.0
Kentucky	2.5
New Jersey	2.0
Alabama	1.7
New York	1.6
Indiana	1.5

Subtotal	16.9
States less than $1.5 million exposure per state	10.2

Total	$27.1

20.	Quarterly Financial Information (Unaudited)

A summary of selected quarterly financial information follows for each of the quarters in the years ended December 31, 2007 and 2006 (in thousands, except share amounts):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Year

Gross premiums written	$568,214	$553,296	$635,837	$525,335	$2,282,682
Net premiums written	526,220	505,050	575,810	482,363	2,089,443
Net premiums earned	538,907	514,746	547,977	518,907	2,120,537
Net investment income	81,476	84,527	86,467	76,952	329,422
Net realized investment gains	48,097	121,066	87,623	282,350	539,136
Total revenues	668,480	720,339	722,067	878,209	2,989,095
Total expenses	533,892	495,209	548,564	498,182	2,075,847
Income before income taxes	134,588	225,130	173,503	380,027	913,248
Net income available to common shareholders	86,556	145,544	112,119	243,011	587,230
Net income per common share:
Basic	$1.23	$2.05	$1.58	$3.51	$8.34
Diluted	$1.20	$2.02	$1.57	$3.48	$8.23

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	Year

Gross premiums written	$592,811	$584,059	$619,972	$538,900	$2,335,742
Net premiums written	536,000	542,819	573,465	508,651	2,160,935
Net premiums earned	553,452	584,609	545,370	542,395	2,225,826
Net investment income	124,392	195,561	83,194	83,972	487,119
Net realized investment gains	78,645	80,789	1,439	28,256	189,129
Total revenues	756,489	860,959	630,003	654,623	2,902,074
Total expenses	523,938	572,077	538,523	528,321	2,162,859
Income before income taxes	232,551	288,882	91,480	126,302	739,215
Net income available to common shareholders	150,414	207,569	57,893	83,773	499,649
Net income per common share:
Basic	$2.20	$3.03	$0.84	$1.19	$7.24
Diluted	$2.08	$2.87	$0.81	$1.16	$6.93

Due to changes in the number of weighted average common shares outstanding during 2007 and 2006, the sum of quarterly earnings per common share amounts will not equal the total for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of Odyssey Re Holdings Corp.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2008 appearing in the 2007 Annual Report to Shareholders of Odyssey Re Holdings Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 8 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

SCHEDULE I

ODYSSEY RE HOLDINGS CORP.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31,
	2007
			Amount at
	Cost or		Which Shown
	Amortized		in the
Type of Investment	Cost	Fair Value	Balance Sheet
	(In thousands)

Fixed income securities:
Available for sale:
United States government, government agencies and authorities	$3,030,738	$3,057,587	$3,057,587
States, municipalities and political subdivisions	173,853	179,769	179,769
Foreign governments	1,124,783	1,126,328	1,126,328
All other corporate	41,625	38,576	38,576

Sub-total fixed income securities available for sale	4,370,999	4,402,260	4,402,260
Fixed income securities, held as trading:
Foreign governments	78,614	104,987	104,987
All other corporate	153,891	138,177	138,177

Sub-total fixed income securities held as trading securities	232,505	243,164	243,164
Total fixed income securities	4,603,504	4,645,424	4,645,424

Redeemable preferred stock, at fair value	2,086	1,187	1,187

Equity securities, at fair value:
Common stocks, at fair value:
Bank, trusts and insurance companies	136,957	180,178	180,178
Industrial, miscellaneous and all other	668,750	705,573	705,573

Total equity securities, at fair value	805,707	885,751	885,751

Short-term investments, at fair value	483,757	483,757	483,757

Other invested assets	412,856	412,687	412,687

Total	$6,307,910	$6,428,806	$6,428,806

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except share amounts)

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $22,359)	$—	$22,362
Investment in subsidiary, at equity	3,147,647	2,599,736
Short-term investments, at fair value	12,205	—
Cash and cash equivalents	21,807	36,409

Total investments and cash	3,181,659	2,658,507
Accrued investment income	94	105
Other assets	27,211	4,588

Total assets	$3,208,964	$2,663,200

LIABILITIES
Debt obligations	$489,154	$512,504
Federal and foreign income taxes payable	44,946	44,876
Interest payable	4,654	4,866
Other liabilities	15,510	17,375

Total liabilities	554,264	579,621

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 69,684,726 and 71,218,616 shares issued, respectively	697	712
Additional paid-in capital	958,544	1,029,349
Treasury shares, at cost (163,232 and 77,668 shares, respectively)	(6,250)	(2,528)
Accumulated other comprehensive income, net of deferred income taxes	85,023	25,329
Retained earnings	1,616,646	1,030,677

Total shareholders’ equity	2,654,700	2,083,579

Total liabilities and shareholders’ equity	$3,208,964	$2,663,200

The condensed financial statements should be read in conjunction with the accompanying notes and with the consolidated financial statements and notes thereto.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

REVENUES
Net investment income	$2,541	$1,461	$2,757
Equity in net income (loss) of subsidiary	626,717	534,599	(76,051)

Total revenues	629,258	536,060	(73,294)

EXPENSES ,
Other expense, net	12,284	16,938	23,882
Interest expense	37,665	37,910	29,991
Loss on early extinguishment of debt	—	2,403	3,822

Total expenses	49,949	57,251	57,695

Income (loss) before income taxes	579,309	478,809	(130,989)

Federal and foreign income tax provision (benefit):
Current	—	(1,340)	5,205
Deferred	(16,266)	(27,757)	(20,472)

Total federal and foreign income tax benefit	(16,266)	(29,097)	(15,267)

Net income (loss)	595,575	507,906	(115,722)
Preferred dividends	(8,345)	(8,257)	(1,944)

Net income available to common shareholders	$587,230	$499,649	$(117,666)

Retained earnings, beginning of year	$1,030,677	$539,799	$665,715
Net income (loss)	595,575	507,906	(115,722)
Cumulative effect of a change in accounting due to the adoption of SFAS 155	16,496	—	—
Dividends to preferred shareholders	(8,345)	(8,257)	(1,944)
Dividends to common shareholders	(17,757)	(8,771)	(8,250)

Retained earnings, end of year	$1,616,646	$1,030,677	$539,799

The condensed financial statements should be read in conjunction with the accompanying notes and with the consolidated financial statements and notes thereto.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$595,575	$507,906	$(115,722)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Equity in net (income) loss of subsidiary	(626,717)	(534,599)	76,051
Current and deferred federal and foreign income taxes, net	4,307	47,619	21,276
Other assets and liabilities, net	(3,292)	4,257	(2,746)
Bond discount amortization, net	(141)	(252)	(83)
Amortization of stock-based compensation	4,330	5,642	2,869
Dividend from subsidiary	155,000	60,000	22,500
Loss on early extinguishment of debt	—	2,403	3,822

Net cash provided by operating activities	129,062	92,976	7,967

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments	(12,205)	—	—
Maturities of fixed income securities	58	22,642	—
Purchases of fixed income securities	—	(22,331)	(22,392)
Capital contribution to subsidiary	—	(200,000)	(185,000)

Net cash used in investing activities	(12,147)	(199,689)	(207,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(92,165)	—	—
Purchase of treasury shares	(17,259)	(3,095)	(4,130)
Dividends paid on preferred shares	(8,369)	(8,107)	—
Dividends paid on common shares	(17,757)	(8,771)	(8,250)
Proceeds from the exercise of stock options	2,530	1,438	1,503
Excess tax benefit from stock-based compensation	1,503	671	—
Net proceeds from common share issuance	—	1,300	102,135
Net proceeds from preferred share issuance	—	—	97,511
Net proceeds from debt issuance	—	138,966	123,168
Repayment of debt	—	(59,333)	(34,202)

Net cash (used in) provided by financing activities	(131,517)	63,069	277,735

(Decrease) increase in cash and cash equivalents	(14,602)	(43,644)	78,310
Cash and cash equivalents, beginning of year	36,409	80,053	1,743

Cash and cash equivalents, end of year	$21,807	$36,409	$80,053

The condensed financial statements should be read in conjunction with the accompanying notes and with the consolidated financial statements and notes thereto.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY

(1) The registrant’s investment in Odyssey America is accounted for under the equity method of accounting.

(2) Certain amounts from prior periods have been reclassified to conform with the current year’s presentations.

SCHEDULE III

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INSURANCE INFORMATION
AS OF DECEMBER 31, 2007 AND 2006 AND
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

								Amortization
		Net unpaid						of net
	Deferred	losses and					Net losses	deferred
	policy	loss	Gross	Net	Net	Net	and loss	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expenses	costs	expenses
	(In thousands)

Year Ended December 31, 2007
Americas	$65,086	$2,467,304	$252,221	$817,849	$841,869	$239,276	$661,429	$183,086	$87,726
EuroAsia	40,005	656,482	141,433	542,058	543,141	13,266	348,593	126,194	23,230
London Market	15,964	906,888	124,824	305,601	306,799	56,377	150,413	47,867	32,769
U.S. Insurance	29,745	444,902	205,794	423,935	428,728	17,962	247,929	80,110	34,830
Holding Company	—	—	—	—	—	2,541	—	—	—

Totals	$150,800	$4,475,576	$724,272	$2,089,443	$2,120,537	$329,422	$1,408,364	$437,257	$178,555

Year Ended December 31, 2006
Americas	$68,245	$2,518,721	$275,322	$897,819	$975,039	$412,097	$765,787	$222,298	$77,259
EuroAsia	39,973	575,573	140,909	542,454	531,378	11,131	320,434	117,043	17,547
London Market	14,153	908,153	109,333	312,524	333,508	46,166	182,478	56,549	29,515
U.S. Insurance	27,515	400,693	215,764	408,138	385,901	16,264	215,498	68,258	29,155
Holding Company	—	—	—	—	—	1,461	—	—	—

Totals	$149,886	$4,403,140	$741,328	$2,160,935	$2,225,826	$487,119	$1,484,197	$464,148	$153,476

Year Ended December 31, 2005
Americas	$90,939	$2,342,604	$357,760	$1,043,797	$1,051,162	$165,891	$1,186,196	$246,250	$76,058
EuroAsia	37,120	464,561	133,984	512,704	516,175	7,694	326,043	114,333	22,547
London Market	21,205	786,457	127,906	375,249	386,076	34,347	348,759	57,218	29,725
U.S. Insurance	22,086	317,301	214,835	369,919	323,407	9,403	200,613	52,351	17,700
Holding Company	—	—	—	—	—	2,757	—	—	—

Totals	$171,350	$3,910,923	$834,485	$2,301,669	$2,276,820	$220,092	$2,061,611	$470,152	$146,030

SCHEDULE IV

ODYSSEY RE HOLDINGS CORP.

REINSURANCE

		Assumed	Ceded to		Percentage of
		from other	other		amount
	Direct	companies	companies	Net Amount	assumed to net
	(In thousands)

Year Ended December 31, 2007:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	736,822	1,545,860	193,239	2,089,443	74.0
Title insurance	—	—	—	—	—

Total premiums written	$736,822	$1,545,860	$193,239	$2,089,443	74.0%

Year Ended December 31, 2006:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	712,149	1,623,593	174,807	2,160,935	75.1
Title insurance	—	—	—	—	—

Total premiums written	$712,149	$1,623,593	$174,807	$2,160,935	75.1%

Year Ended December 31, 2005:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	763,270	1,863,650	325,251	2,301,669	81.0
Title insurance	—	—	—	—	—

Total premiums written	$763,270	$1,863,650	$325,251	$2,301,669	81.0%

SCHEDULE VI

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Gross
		reserves for								Amortization
		unpaid	Discount,					Net losses and loss		of net	Net paid
	Deferred	losses and	if any					adjustment expenses		deferred	losses and
	policy	loss	deducted	Gross	Net	Net	Net	incurred related to:		policy	loss
	acquisition	adjustment	in previous	unearned	premiums	premiums	investment	current	prior	acquisition	adjustment
Affiliation with Registrant	costs	expenses	column	premiums	written	earned	income	Year	Year	costs	expenses
(In thousands)

Year Ended December 31, 2007:
(a) Consolidated property-casualty insurance entities	$150,800	$5,119,085	$89,408	$724,272	$2,089,443	$2,120,537	$329,422	$1,367,857	$40,507	$437,257	$1,362,512
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2006:
(a) Consolidated property-casualty insurance entities	$149,886	$5,142,159	$95,129	$741,328	$2,160,935	$2,225,826	$487,119	$1,344,322	$139,875	$464,148	$1,035,565
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2005:
(a) Consolidated property-casualty insurance entities	$171,350	$5,117,708	$90,342	$834,485	$2,301,669	$2,276,820	$220,092	$1,888,946	$172,665	$470,152	$1,294,451
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Management, including our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

No information required to be disclosed in a current report on Form 8-K during the three months ended December 31, 2007 was not so reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers,” “Audit Committee Financial Expert,” “Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement for the 2008 Annual General Meeting of Shareholders (the “2008 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 31, 2007, which sections are incorporated herein by reference.

Code of Ethics

Reference is made to the section captioned “Code of Ethics for Senior Financial Officers” in our 2008 Proxy Statement, which section is incorporated herein by reference.

Item 11.	Executive Compensation

Reference is made to the section captioned “Executive Compensation” in our 2008 Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in our 2008 Proxy Statement, which are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2007:

Number of Securities
	to Be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

Equity Compensation Plans:
Not approved by shareholders	—	—	—
Approved by shareholders	368,199	$19.04	8,346,579	(1)

(1)	Includes options to purchase 743,709 of our common shares available for future grant under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan and 282,522 of our common shares available for future grant under the Odyssey Re Holdings Corp. (Non-Qualified) Employee Share Purchase Plan. In addition, under the terms of the Odyssey Re Holdings Corp. Restricted Share Plan and the Odyssey Re Holdings Corp. Stock Option Plan (the “Plans”), we are authorized to grant awards of restricted shares and stock options that together do not exceed 10% of our issued and outstanding common shares as of the last business day of each calendar year. As of December 31, 2007, the number of our restricted common shares authorized for future grant together with the number of our common shares underlying options authorized for future grant was 6,952,149.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the sections captioned “Certain Relationships and Related Transactions” and “Controlled Company Status” in our 2008 Proxy Statement, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the section captioned “Independent Registered Public Accounting Firm” in our 2008 Proxy Statement, which is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to consolidated financial statements in Item 8 are filed as part of this Report. Schedules not included in the index have been omitted because they are not applicable.

In addition, the audited financial statements of HWIC Asia Fund at August 16, 2006 and for the period from January 1, 2006 to August 16, 2006 and the unaudited financial statements of HWIC Asia Fund at and for the year ended December 31, 2005 are filed as a part of this Report.

Exhibits

The exhibits listed in the accompanying Exhibits Index are filed as a part of this Report.

HWIC ASIA FUND

FINANCIAL STATEMENTS
FOR THE PERIOD FROM 1 JANUARY 2006 TO 16 AUGUST 2006

HWIC ASIA FUND

FINANCIAL STATEMENTS FOR THE PERIOD ENDED 16 AUGUST 2006

Independent Auditors’ Report

To the Directors and
Unitholders of HWIC
Asia Fund

February 25, 2008

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

HWIC ASIA FUND

FINANCIAL HIGHLIGHTS
FOR THE PERIOD ENDED 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E
	2006	2006	2006	2006	2006

PER SHARE OPERATING PERFORMANCE
Net asset value at beginning of period	63.93	49.99	21.27	15.16	15.57

Income from Investment Operations:
Net investment income (loss)	0.45	0.07	0.43	(0.03)	0.13
Net realised and unrealised gain/(loss) on investments and foreign currency	8.25	2.10	2.53	1.69	1.26
Provision for income tax	—	—	(0.01)	—	—

Total from Investment Operations	8.70	2.17	2.95	1.66	1.39

Net asset value at end of period	72.63	52.16 (a)	24.22	16.82 (a)	16.96

RATIOS AND SUPPLEMENTAL DATA:
Net assets at end of period (millions)	73.31	n/a	27.25	n/a	2.71
Ratio of expenses to average net assets(b)	0.41%	0.12%	0.47%	0.58%	1.31%
Ratio of net investment income/(loss) to average net assets(b)	1.13%	0.32%	3.07%	(0.41)%	1.14%
Total return	13.61%	4.34%	13.85%	10.85%	8.92%

(a)	Represents net asset value immediately prior to final redemption.

(b)	The ratios of net investment income/(loss) to average net assets and of operating expenses to average net assets are annualized and calculated for each Class of shares of the Company. Average net assets are based on the quarterly net assets. Total return is calculated for each Class of shares of the Company and reflects the ratio of the change in net assets resulting from operations.

The notes on pages 7 to 20 form an integral part of these financial statements.

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006

1  ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES

HWIC Asia Fund (the “Company”) was incorporated in Mauritius on January 20, 2000 as a public company limited by shares and holds a Category 1 Global Business Licence issued by the Financial Services Commission on December 5, 2005. The Company’s registered office is IFS Court, Twenty Eight, Cybercity, Ebene, Mauritius.

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

Future Accounting Changes

Effective January 1, 2007 the Company will adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), as required. FIN 48 requires Hamblin Watsa Investment Counsel Ltd (“Investment Manager”) to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Company recording a tax liability that would reduce net assets. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to net assets as of January 1, 2007.

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

INDIA

Deutsche Bank AG, Mumbai acts as the Indian Custodian with effect from January 26, 2000.

Fees and charges

Deutsche Bank AG, Mumbai fees are as follows:

(i) portfolio fee of 0.08% from January 2006 to August 2006 and 0.05% with effect from September 2006 p.a. of market value of Indian securities in dematerialised form payable monthly in arrears;

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

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (Continued)

List of investments

India — Class A and Class C

Analysis of Indian securities portfolio:

	Number of	Market	% of	% of the
	Shares	Value	Net Assets	Company’s
Class A Quoted — INR	16 August 2006	16 August 2006	of the Class	Net Assets
		USD

Cholamandalam Investment and Finance Ltd	37,125	117,636	0.10	0.08
Gujurat State Petronet Limited	—	—	—	—
GVK Power and Infrastructure Limited	67,844	258,696	0.21	0.17
Housing Development Finance Corporation Limited	214,500	5,925,361	4.89	3.92
Himatsingka Seide Limited	1,468,000	3,342,814	2.76	2.21
Hindustan Lever Limited	174,578	864,264	0.71	0.57
ICICI Bank Limited	185,000	2,342,406	1.93	1.55
Sundaram Finance Limited	1,389,250	10,438,028	8.62	6.91
Quoted — USD
ICICI Bank Limited ADRs	—	—	—	—

		23,289,205	19.22	15.41
Unquoted
India Capital Fund Limited*	50,000	2,031,000	1.68	1.34

Total Class A (Cost — USD 10,781,051)		25,320,205	20.90	16.75

*	India Capital Fund Limited is incorporated in Mauritius as a Category 1 Global Business Company and invests in India.

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (Continued)

HWIC ASIA FUND

	Number of	Market	% of	% of the
	Shares	Value	Net Assets	Company’s
	16 August 2006	16 August 2006	of the Class	Net Assets
		USD

Thailand — Class C
Quoted — THB
Bangkok Insurance Public Co. — Foreign	3,676,003	20,828,882	76.42	13.78
Thai Reinsurance Public Co. — Foreign	5,188,000	654,480	2.40	0.43
Thai Reinsurance Public Co — U Fund	1,662,000	209,666	0.77	0.14
Thai Union Frozen Products Public Co Ltd	1,598,500	999,730	3.67	0.66

		22,692,758	83.26	15.01
Unquoted — USD
Thai Focused Equity Fund Limited		—	—	—
Thai Focused US Feeder Fund Limited	3,954	1,625,536	5.96	1.08

Total Class C (Cost — USD 11,576,316)		24,318,294	89.22	16.09

Total for all classes (Cost — USD 22,357,366)		49,638,499		32.84

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

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (Continued)

		2006
		USD

Liability:
At 01 January		338,978
Charge for the year		90,538
Payment during the year		(77,903)

	USD	351,613

The actual tax income differs from the theoretical amount that would arise using the applicable income tax rate as follows:

		2006
		USD

Net profit from operations for the year before tax		385,778,962

Tax calculated at the rate of 15%		57,866,844
Impact of:
Exempt income — Net		(58,034,526)
Non allowable expenses		308,825
Nondeductible items		214,058
Income not taxable		(17,091)
Dividend and withholding tax on dividend income		—

		338,110
Foreign tax credit: Higher of
(1) 80% of foreign source deemed		270,488

(2) Actual foreign tax suffered Withholding tax		77,903

		270,488
Under-provision for the year		54,987

Mauritian tax		12,635
Foreign withholding tax		77,903

Tax expense	USD	90,538

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — 16 AUGUST 2006 (Continued)

6  STATED CAPITAL

	Class A		Class B		Class C		Class D		Class E		Company
	Number of	Stated	Number	Stated	Number of	Stated	Number of	Stated	Number of	Stated	Stated
	Shares	Capital	of Shares	Capital	Shares	Capital	Shares	Capital	Shares	Capital	Capital
		USD		USD		USD		USD		USD	USD

Issued and fully paid
Participating shares:
											177,228,869
At January 1, 2006	10,705,923	174,305,526	201,999	2,019,985	1,125,237	5,152,039	1,055,000	4,863,195	160,000	1,600,000	187,940,745
											25,000,000
Redemptions	(9,696,546)	(144,114,459)	(201,999)	(2,019,985)	—	—	(1,055,000)	(4,863,195)	—	—	(150,997,639)

At August 16, 2006	1,009,377	30,191,067	—	—	1,125,237	5,152,039	—	—	160,000	1,600,000	36,943,106

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

HWIC ASIA FUND

FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2005

HWIC ASIA FUND

FINANCIAL STATEMENTS (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2005

HWIC ASIA FUND

STATEMENT OF ASSETS AND LIABILITIES — DECEMBER 31, 2005 (UNAUDITED)

	Class A	Class A	Class B	Class B	Class C	Class C	Class D	Class D	Class E	Class E	Company	Company
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD

ASSETS
Cash at bank	14,721,361	775,119	274,307	145,063	3,393,190	2,683,574	526,476	2,048,727	93,644	59,677	19,008,978	5,712,160
Investments (Cost — USD 374,768,633 (2004 — USD 329,600,742)) (Note 3)	665,984,497	450,156,610	9,837,750	6,509,129	20,588,974	18,704,507	15,527,477	20,105,587	2,406,715	1,824,012	714,345,413	497,299,845
Investments — Treasury Bills (Note 4)	—	4,583,314	—	—	—	—	—	—	—	—	—	4,583,314
Margin accounts (Note 5)	3,989,064	4,118,318	—	—	—	—	—	—	—	—	3,989,064	4,118,318
Accounts receivable	54,950	7,053	78	78	156	156	—	500	—	—	7,887	7,787
Unpaid management shares	—	—	—	—	—	—	—	—	—	—	100	100

TOTAL ASSETS	684,749,872	459,640,414	10,112,135	6,654,270	23,982,320	21,388,237	16,053,953	22,154,814	2,500,359	1,883,689	737,351,442	511,721,524

LIABILITIES
Share application monies (Note 8)	—	—	—	—	—	—	—	10,000,000	—	—	—	10,000,000
Accounts payable	—	—	8,267	—	5,625	—	29,955	—	3,450	—	—	—
Accrued expenses	61,902	47,535	3,000	2,000	8,701	12,101	4,487	4,132	4,500	5,500	82,590	71,268
Tax liabilities (Note 7)	277,759	119,930	3,586	2,542	28,960	21,181	27,158	—	1,515	—	338,978	143,653

TOTAL LIABILITIES	339,661	167,465	14,853	4,542	43,286	33,282	61,600	10,004,132	9,465	5,500	421,588	10,214,921

NET ASSETS	684,410,211	459,472,949	10,097,282	6,649,728	23,939,034	21,354,955	15,992,353	12,150,682	2,490,894	1,878,189	736,929,874	501,506,603

NET ASSETS REPRESENTED BY
Stated Capital (unlimited number of shares of beneficial interest without par value authorised) (Note 9)	174,305,526	174,305,526	2,019,985	2,019,985	5,152,039	(11,246,642)	4,863,195	10,550,000	1,600,000	1,600,000	187,940,745	177,228,869
Management shares (Note 9)	—	—	—	—	—	—	—	—	—	—	100	100
Accumulated net investment gain/(loss)	31,746,552	23,492,125	357,529	238,596	1,983,654	1,277,091	1,350,975	163,784	15,338	(14,664)	35,454,048	25,156,932
Accumulated net realised gain on investments	157,223,606	107,343,783	—	—	6,798,339	23,197,020	7,863,445	(531,238)	—	—	171,885,390	130,009,565
Accumulated net unrealised appreciation on investments	319,061,716	152,919,481	7,719,768	4,391,147	10,005,002	8,127,486	1,914,738	1,968,136	875,556	292,853	339,576,780	167,699,103
Gain on futures contracts	4,397,465	1,412,034	—	—	—	—	—	—	—	—	4,397,465	1,412,034
Realised loss on share swap transaction	(2,324,654)	—	—	—	—	—	—	—	—	—	(2,324,654)

TOTAL NET ASSETS APPLICABLE TO OUTSTANDING SHARES OF BENEFICIAL INTEREST	684,410,211	459,472,949	10,097,282	6,649,728	23,939,034	21,354,955	15,992,353	12,150,682	2,490,894	1,878,189	736,929,874	501,506,603

Number of shares (Note 9)	10,705,923	10,705,923	201,999	201,999	1,125,237	1,125,237	1,055,000	1,055,000	160,000	160,000

Net asset value per Participating share	63.93	42.92	49.99	32.92	21.27	18.98	15.16	11.52	15.57	11.74

HWIC ASIA FUND

STATEMENT OF OPERATIONS — YEAR ENDED DECEMBER 31, 2005 (UNAUDITED)

	Class A	Class A	Class B	Class B	Class C	Class C	Class D	Class D	Class E	Class E	Company	Company
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD

INVESTMENT INCOME
Dividends	11,535,255	9,970,062	149,081	125,790	834,423	739,625	1,129,103	181,384	63,030	—	13,710,892	11,016,861
Interest	63,804	37,283	9	—	52,405	35,528	8,627	819	2	91	124,847	73,721

TOTAL INVESTMENT INCOME (NET OF FOREIGN TAXES WITHHELD AT SOURCE WHICH AMOUNTED TO:
CLASS A— USD 12,812 and CLASS C — USD 93,265 (2004 — CLASS A— Nil and CLASS C— USD 77,706)	11,599,059	10,007,345	149,090	125,790	886,828	775,153	1,137,730	182,203	63,032	91	13,835,739	11,090,582

EXPENSES
Investment fees (Note 2)	1,726,036	1,012,418	—	—	65,833	68,246	115,273	22,311	7,524	—	1,914,666	1,102,975
Custodian fees (Note 2)	393,705	263,965	6,392	3,534	17,562	12,114	28,080	7,362	1,574	620	447,313	287,595
Administration and valuation charges	36,000	37,000	5,000	5,000	15,000	15,000	16,000	12,000	16,000	4,000	88,000	73,000
HSBC Brokerage fee	126,259	22,300	—	—	—	—	—	—	—	—	126,259	22,300
Bank charges	14,120	3,533	270	150	839	724	881	722	330	230	16,440	5,359
Licence fee	375	1,725	375	—	375	925	375	500	375	—	1,875	3,150
Audit fee	34,027	6,750	1,500	—	1,850	6,750	1,500	—	500	1,500	39,377	15,000
ICICI transaction fees	27,816	3,641	—	—	—	—	—	—	—	—	27,816	3,641
Professional fees	—	10,250	—	—	—	3,000	—	10,500		7,500	—	31,250
Other general administrative expenses	13,083	7,835	743	579	2,011	4,542	2,096	1,819	1,118	1,000	19,051	15,775
Equipment written off	—	2,393	—	240	—	478	—	—	—	—	—	3,111
SEBI fees	1,200	—	1,000	—	—	—	1,500	—	1,000	—	4,700

TOTAL EXPENSES	2,372,621	1,371,810	15,280	9,503	103,470	111,779	165,705	55,214	28,421	14,850	2,685,497	1,563,156

NET INVESTMENT INCOME/(LOSS) BEFORE TAX	9,226,438	8,635,535	133,810	116,287	783,358	663,374	972,025	126,989	34,611	(14,759)	11,150,242	9,527,426
Tax (Note 7)	(277,759)	(119,930)	(3,586)	(2,542)	(28,960)	(21,181)	(27,158)	—	(1,515)	—	(338,978)	(143,653)

NET INVESTMENT INCOME/(LOSS) AFTER TAX	8,948,679	8,515,605	130,224	113,745	754,398	642,193	944,867	126,989	33,096	(14,759)	10,811,264	9,383,773

REALISED AND UNREALISED GAIN/(LOSS) ON INVESTMENTS
Net realised gain/(loss) on investment transactions:
Proceeds from sales	88,887,073	404,973	—	—	—	1,017,797	40,202,146	9,870,858	—	—	129,089,219	11,293,628
Cost of investments sold	(39,007,250)	(103,586)	—	—	—	(378,081)	(31,807,463)	(10,402,096)	—	—	(70,814,713)	(10,883,763)

Net realised gain/(loss) on investment transactions	49,879,823	301,387	—	—	—	639,716	8,394,683	(531,238)	—	—	58,274,506	409,865

Net unrealised appreciation/(depreciation) on investments:
Beginning of year	152,919,481	99,633,206	4,391,147	2,858,822	8,127,486	9,695,983	1,968,136	—	292,853	—	167,699,103	112,188,011
End of year	319,061,716	152,919,481	7,719,768	4,391,147	10,005,002	8,127,486	1,914,738	1,968,136	875,556	292,853	339,576,780	167,699,103

Net change in unrealised appreciation/ (depreciation)	166,142,235	53,286,275	3,328,621	1,532,325	1,877,516	(1,568,497)	(53,398)	1,968,136	582,703	292,853	171,877,677	55,511,092

Gain on futures contracts	2,985,431	1,412,034	—	—	—	—	—	—	—	—	2,985,431	1,412,034
Realised loss on share swap transaction	(2,324,654)	—	—	—	—	—	—	—	—	—	(2,324,654)	—
Gain (loss) on foreign currency translation	(694,252)	625,177	(11,291)	7,385	(47,835)	5,008	242,324	36,795	(3,094)	95	(514,148)	674,460

Net realised and unrealised gain (loss) on investments and foreign currency	215,988,583	55,624,873	3,317,330	1,539,710	1,829,681	(923,773)	8,583,609	1,473,693	579,609	292,948	230,298,812	58,007,451

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	224,937,262	64,140,478	3,447,554	1,653,455	2,584,079	(281,580)	9,528,476	1,600,682	612,705	278,189	241,110,076	67,391,224

HWIC ASIA FUND

STATEMENT OF CHANGES IN NET ASSETS — YEAR ENDED DECEMBER 31, 2005 (UNAUDITED)

	Class A	Class A	Class B	Class B	Class C	Class C	Class D	Class D	Class E	Class E	Company	Company
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD	USD

OPERATIONS:
Net investment income, after tax	8,948,679	8,515,605	130,224	113,745	754,398	642,193	944,867	126,989	33,096	(14,759)	10,811,264	9,383,773
Net realised gain/(loss) on investment transactions	49,879,823	301,387	—	—	—	639,716	8,394,683	(531,238)	—	—	58,274,506	409,865
Net change in unrealised appreciation/ (depreciation) on investments	166,142,235	53,286,275	3,328,621	1,532,325	1,877,516	(1,568,497)	(53,398)	1,968,136	582,703	292,853	171,877,677	55,511,092
Gain on futures contracts	2,985,431	1,412,034	—	—	—	—	—	—	—	—	2,985,431	1,412,034
Realised loss on share swap transaction	(2,324,654)	—	—	—	—	—	—	—	—	—	(2,324,654)	—
Gain (loss) on foreign currency translation	(694,252)	625,177	(11,291)	7,385	(47,835)	5,008	242,324	36,795	(3,094)	95	(514,148)	674,460

Net increase/(decrease) in net assets resulting from operations	224,937,262	64,140,478	3,447,554	1,653,455	2,584,079	(281,580)	9,528,476	1,600,682	612,705	278,189	241,110,076	67,391,224

CAPITAL TRANSACTIONS:
Issue of participating shares	—	139,995,357	—	—	—	—	25,000,000	10,550,000	—	1,600,000	25,000,000	152,145,357
Redemption of participating shares	—	(16,398,355)	—	—	—	(33,710,016)	(30,686,805)	—	—	—	(30,686,805)	(50,108,371)

Decrease/(increase) in net assets from capital share transactions	—	123,597,002	—	—	—	(33,710,016)	(5,686,805)	10,550,000	—	1,600,000	(5,686,805)	102,036,986

Total increase/(decrease) in net assets	224,937,262	187,737,480	3,447,554	1,653,455	2,584,079	(33,991,596)	3,841,671	12,150,682	612,705	1,878,189	235,423,271	169,428,210
NET ASSETS:
At beginning of year	459,472,949	271,735,469	6,649,728	4,996,273	21,354,955	55,346,551	12,150,682	—	1,878,189	—	501,506,603	332,078,393

At end of year	684,410,211	459,472,949	10,097,282	6,649,728	23,939,034	21,354,955	15,992,353	12,150,682	2,490,894	1,878,189	736,929,874	501,506,603

HWIC ASIA FUND

FINANCIAL HIGHLIGHTS FOR THE YEAR ENDED DECEMBER 31, 2005 (UNAUDITED)

	Class A	Class B	Class C	Class D	Class E	Class A	Class B	Class C	Class D	Class E	Class A	Class B	Class C
	2005	2005	2005	2005	2005	2004	2004	2004	2004	2004	2003	2003	2003

PER SHARE OPERATING PERFORMANCE
Net asset value at beginning of year	42.92	32.92	18.98	11.52	11.74	37.58	24.73	19.38	—	—	17.18	10.87	10.42
First issue of shares	—	—	—	—	—	—	—	—	10.00	10.00	—	—	—

	42.92	32.92	18.98	11.52	11.74	37.58	24.73	19.38	10.00	10.00	17.18	10.87	10.42

Income from Investment Operations:
Net investment income	0.86	0.88	0.66	0.58	0.70	0.48	0.33	0.12	0.22	(0.09)	0.95	0.58	0.13
Net realised and unrealised gain/(loss) on investments and foreign currency	20.18	16.21	1.74	3.07	3.14	4.87	7.87	(0.45)	1.30	1.83	19.45	13.28	8.85
Provision for income tax	(0.03)	(0.02)	(0.11)	(0.01)	(0.01)	(0.01)	(0.01)	(0.07)	—	—	—	—	(0.02)

Total from Investment Operations	21.01	17.07	2.29	3.64	3.83	5.34	8.19	(0.40)	1.52	1.74	20.40	13.86	8.96

Net asset value at end of year	63.93	49.99	21.27	15.16	15.57	42.92	32.92	18.98	11.52	11.74	37.58	24.73	19.38

RATIOS AND SUPPLEMENTAL DATA:
Net assets at end of year (millions)	684.41	10.10	23.94	15.99	2.49	459.47	6.65	21.35	12.15	1.88	271.74	5.00	55.35
Ratio of expenses to average net assets*	0.42%	0.41%	0.18%	0.18%	0.47%	0.41%	0.56%	0.50%	1.34%	0.79%	0.42%	0.41%	0.18%
Ratio of net investment income/(loss) to average net assets*	1.63%	2.56%	1.60%	2.26%	3.54%	2.43%	3.30%	1.16%	1.64%	(0.79)%	1.63%	2.56%	1.60%
Total return	48.95%	51.85%	12.07%	31.60%	32.62%	14.21%	33.12%	(2.06)%	15.20%	17.40%	118.74%	127.51%	85.99%

*	Ratios are presented unnannualized. The ratios of net investment income/(loss) to average net assets, of operating expenses to average net assets and total return are calculated for each Class shares of the Company. Average net assets is based on the quarterly net assets.

Total return reflects the annual change in net assets resulting from operations.

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005

1  ORGANISATION AND SIGNIFICANT ACCOUNTING POLICIES

HWIC Asia ‘Fund (the “Company”) was incorporated in Mauritius under the Companies Act 1984 on January 20, 2000 as a public company limited by shares and holds a Category 1 Global Business Licence issued by the Financial Services Commission on December 5, 2005 the Company’s registered office changed from 3rd Floor, Les Cascades, Edith Cavell Street, Port Louis, Mauritius to IFS Court, Twenty Eight, Cybercity, Ebene, Mauritius.

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

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (Continued)

Brokers

During the year under review, the Company transacted with HSBC Securities and Capital Markets (India) Private Ltd, Kotak Securities, JM Morgan Stanley Securities Private Limited, DSP Merrill Lynch Limited, ICICI Brokerage Services Limited and CLSA India Ltd.

Administrator

International Financial Services Limited has been appointed to provide various administrative services to the Company in Mauritius and until September 2, 2004 it was entitled to a fee of USD 17,750 per quarter exclusive of disbursements. With effect from September 3, 2004, the Administrator is entitled to a fee of USD 21,750 for each quarter payable in arrears. The directors have apportioned the fee among the classes as follows: Class A — USD 9,000, Class B — USD 1,000, Class C — USD 3,750, Class D — USD 4,000 and Class E — USD 4,000.

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

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (Continued)

List of investments

India — Class A, Class B, Class D and Class E

Analysis of Indian securities portfolio:

			% of				% of
	Number of	Market	Net Assets	% of the	Number of	Market	Net Assets	% of the
	Shares	Value	of the	Company’s	Shares	Value	of the	Company’s
Class A Quoted — INR	2005	2005	Class	Net Assets	2004	2004	Class	Net Assets
		USD				USD

Cholamandalam Investment and Finance Ltd	637,125	2,636,019	0.4	0.4	637,125	1,088,134	0.2	0.2
Housing Development
Finance Corporation Limited	214,500	5,735,687	0.8	0.8	314,500	5,568,256	1.2	1.1
Himatsingka Seide Limited	1,468,000	4,556,053	0.7	0.6	367,000	3,342,185	0.7	0.7
Hindustan Lever Limited	38,843,576	169,973,497	24.8	23.1	38,148,576	126,515,385	27.6	25.2
ICICI Bank Limited	26,570,361	344,647,827	50.4	46.8	33,215,361	284,598,916	61.9	56.7
Sundaram Finance Limited	2,389,250	21,214,750	3.1	2.9	2,389,250	14,450,352	3.2	2.9
Quoted — USD
ICICI Bank Limited ADRs	3,363,700	96,874,560	14.2	13.0	—	—	—	—

		645,638,393	94.3	87.6		435,563,228	94.8	86.8
Unquoted
India Capital Fund Limited*	571,841 units	20,348,104	3.0	2.8	571,841 units	14,593,382	3.2	2.9

Total Class A (Cost — USD 346,922,781) (2004 — USD 297,237,129)		665,984,497	97.3	90.4		450,156,610	98.0	89.7

*	India Capital Fund Limited is incorporated in Mauritius as a Category 1 Global Business Company and invests in India.

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (Continued)

India

			% of				% of
	Number of	Market	Net Assets	% of the	Number of	Market	Net Assets	% of the
	Shares	Value	of the	Company’s	Shares	Value	of the	Company’s
	2005	2005	Class	Net Assets	2004	2004	Class	Net Assets
		USD				USD

Class B Quoted — INR
ICICI Bank Limited	750,000	9,728,354	96.3	1.3	750,000	6,426,219	96.6	1.3
Hindustan Lever Limited	25,000	109,396	1.1	0.0	25,000	82,910	1.3	0.0

Total Class B (Cost — USD 2,117,982) (2004 — USD 2,117,982)		9,837,750	97.4	1.3		6,509,129	97.9	1.3

Class D Quoted — INR
Hindustan Lever Limited	—	—	—	—	6,062,500	20,105,587	165.5	4.0
ICICI Bank Limited	1,197,079	15,527,477	97.0	2.1	—	—	—	—

Total Class D (Cost — USD 13,612,739) (2003 — USD 18,137,451)		15,527,477	97.0	2.1		20,105,587	165.5	4.0

Class E Quoted — INR
Hindustan Lever Limited	550,000	2,406,715	96.6	0.3	550,000	1,824,012	97.1	0.4

Total Class C (Cost — USD 1,531,159) (2004 — USD 1,531,159)		2,406,715	96.6	0.3		1,824,012	97.1	0.4

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (Continued)

			% of				% of
	Number of	Market	Net Assets	% of the	Number of	Market	Net Assets	% of the
	Shares	Value	of the	Company’s	Shares	Value	of the	Company’s
	2005	2005	Class	Net Assets	2004	2004	Class	Net Assets
		USD				USD

Thailand — Class C
Quoted — THB
Bangkok Insurance Public Co. — Foreign	2,827,695	18,053,369	75.4	2.5	2,827,695	16,283,708	76.2	3.3
Thai Reinsurance Public Co. — Foreign	5,188,000	629,584	2.6	0.1	5,188,000	552,170	2.6	0.1
Thai Reinsurance Public Co., Ltd Thai Trust Fund — Foreign	1,662,000	201,690	0.8	0.0	1,662,000	176,890	0.8	0.0

		18,884,643	78.8	2.6		17,012,768	79.6	3.4
Unquoted — USD
Thai Focused Equity Fund Limited	3,944 units	1,704,331	7.1	0.2	3,930 units	1,691,739	7.9	0.3

Total Class C (Cost — USD 10,583,972) (2004 — USD 10,577,021)		20,588,974	85.9	2.8		18,704,507	87.5	3.7

Total for all classes (Cost USD 374,768,633 (2004 — USD 329,600,742)		713,345,413		96.9		497,299,845		99.1

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

The foregoing is based on the taxation laws and practices in force, which may be subject to change.

		2005	2004
			USD
		USD

Liability
At January 1		143,653	—
Charge for the year
Mauritian income tax based on the profit for the year adjusted for tax purposes at 15%, net of tax credit		338,978	143,653
Foreign withholding tax on dividend		106,077	77,706

		445,055	221,359
Payment during the year		(249,730)	(77,706)

At December 31	USD	338,978	143,653

The reconciliation between the actual tax rate and the applicable tax rate of 15% is as follows:

		2005	2004
			USD
		USD

Net investment income before tax (before net off of withholding tax suffered)		10,742,171	10,279,592

Tax at the rate of 15%		1,611,326	1,541,939
Tax effect of income that are not chargeable for tax Purposes
Exempt income		(9,472)	(112,227)
Non allowable expenses		77,122	373
Dividend and withholding tax on dividend income		15,912	227,017

		1,694,888	1,657,102
Foreign tax credit		(1,355,910)	(1,513,449)

Tax expense	USD	338,978	143,653

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

HWIC ASIA FUND

NOTES TO THE FINANCIAL STATEMENTS — DECEMBER 31, 2005 (Continued)

9  STATED CAPITAL

	Class A		Class B		Class C		Class D		Class E		Company
	Number of	Stated	Number	Stated	Number of	Stated	Number of	Stated	Number of	Stated	Stated
	Shares	Capital	of Shares	Capital	Shares	Capital	Shares	Capital	Shares	Capital	Capital
		USD		USD		USD		USD		USD	USD

Issued and fully paid
Participating shares:
At January 1, 2004	7,231,226	50,708,524	201,999	2,019,985	2,856,370	22,463,374	—	—	—	—	75,191,883
Subscriptions	3,939,041	139,995,357	—	—	—	—	1,055,000	10,550,000	160,000	1,600,000	152,145,357
Redemptions	(464,344)	(16,398,355)	—	—	(1,731,133)	(33,710,016)	—	—	—	—	(50,108,371)

At December 31, 2004	10,705,923	174,305,526	201,999	2,019,985	1,125,237	(11,246,642)	1,055,000	10,550,000	160,000	1,600,000	177,228,869
Subscriptions	—	—	—	—	—	—	2,097,483	25,000,000	—	—	25,000,000
Redemptions	—	—	—	—	—	—	(2,097,483)	(30,686,805)	—	—	(30,686,805)
						16,398,681					16,398,681

At December 31, 2005	10,705,923	174,305,526	201,999	2,019,985	1,125,237	5,152,039	1,055,000	4,863,195	160,000	1,600,000	187,940,745

Issued but not yet paid
Management shares:
At January 1, 2004 December 31, 2004 and December 31, 2005											100

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

Signature		Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard		President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ R. SCOTT DONOVAN R. Scott Donovan		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

* V. Prem Watsa		Director	February 28, 2008

* James F. Dowd		Director	February 28, 2008

* Peter M. Bennett		Director	February 28, 2008

* Anthony F. Griffiths		Director	February 28, 2008

* Patrick W. Kenny		Director	February 28, 2008

* Bradley P. Martin		Director	February 28, 2008

* Brandon Sweitzer		Director	February 28, 2008

* Paul M. Wolff		Director	February 28, 2008

*By:	/s/ ANDREW A. BARNARD Andrew A. Barnard Attorney-in-fact

EXHIBIT INDEX

Number	Title of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001). Also see Exhibits 4.7 and 4.8 hereto.
3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2007)
4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
4.4	Indenture dated October 31, 2003 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 6.875% Senior Notes due 2015 and the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.5	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.6	Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).
4.7	Global Security dated May 13, 2005, representing $125,000,000 aggregate principal amount of 6.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).
4.8	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.9	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.10	Form of Stock Certificate evidencing the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.11	Form of Stock Certificate evidencing the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.12	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series A (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
4.13	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series B (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
4.14	Indenture dated as of November 28, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series C (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006).
10.1	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.2	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

Number	Title of Exhibit

10.3	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002), Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001) and Inter-Company Tax Allocation Agreement effective as of March 4, 2003 between Odyssey Re Holdings Corp. and Fairfax Inc. (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).
10.4	Employment Agreement dated as of September 14, 2005 between Andrew A. Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on September 16, 2005.**
10.5	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.6	Employment Agreement dates as of August 24, 2006 between R. Scott Donovan and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2006).
10.7	Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut and guarantee of Odyssey Re Holdings Corp. executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004) which amends the Lease Agreement between TIG Insurance Company and First Stamford Place Company, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.8	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.9	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2003).
10.10	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Clearwater Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.11	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Hudson Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.12	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Newline Underwriting Management Ltd. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.13	Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.14	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

Number		Title of Exhibit

10.15		Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.16		Indemnification Agreement in favor of Odyssey Reinsurance Corporation from Fairfax Financial Holdings Limited dated as of March 20, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.17		Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.18		Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.19		Odyssey Re Holdings Corp. Restricted Share Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.20		Odyssey Re Holdings Corp. Stock Option Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.21		Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.22		Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.23		Odyssey America Reinsurance Corporation 401(k) Excess Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.24		Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.25		Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.26		Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.27		Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement filed on March 21, 2002).**
10.28		Credit Agreement dated as of July 13, 2007 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, KeyBank National Association and the other parties thereto, and the promissory notes executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2007).
10.29		Commutation and Release Agreement effective as of September 29, 2006 between Clearwater Insurance Company and nSpire Re Limited (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).
10.30		Resignation and Separation Agreement dated March 9, 2007 by and between Odyssey Re Holdings Corp. and Robert Giammarco.**
*21	.1	List of the Registrant’s Subsidiaries.

Number		Title of Exhibit

*23	.1	Consent of PricewaterhouseCoopers LLP.
*23	.2	Consent of PricewaterhouseCoopers LLP.
*24		Powers of Attorney.
*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement

PRINTED IN CANADA
O39488