Form 10-Q
period 2008-03-31
ODYSSEY RE HOLDINGS CORP
filed 2008-05-08
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-16535

(ODYSSEY RE LOGO)
Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction Of Incorporation or Organization)	52-2301683 (I.R.S. Employer Identification Number)

Odyssey Re Holdings Corp. 300 First Stamford Place Stamford, Connecticut (Address of principal executive offices)	06902 (Zip Code)

Registrant’s telephone number, including area code: (203) 977-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 5, 2008

Common Stock, par value $0.01 per share	66,264,246

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.	Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,956,288 and $4,370,999, respectively)	$4,024,790	$4,402,260
Fixed income securities, held as trading securities, at fair value (amortized cost $231,887 and $232,505, respectively)	241,472	243,164
Redeemable preferred stock, at fair value (cost $1,557 and $2,086, respectively)	658	1,187
Equity securities:
Common stocks, at fair value (cost $913,851 and $805,707, respectively)	910,976	885,751
Common stocks, at equity	138,065	157,450
Short-term investments, at fair value	1,303,778	483,757
Cash and cash equivalents	815,246	897,963
Cash and cash equivalents held as collateral	233,397	295,225
Other invested assets	445,263	412,687

Total investments and cash	8,113,645	7,779,444
Accrued investment income	56,853	70,597
Premiums receivable	494,311	470,227
Reinsurance recoverable on paid losses	69,397	83,123
Reinsurance recoverable on unpaid losses	628,096	643,509
Prepaid reinsurance premiums	68,946	60,528
Funds held by reinsureds	138,273	151,997
Deferred acquisition costs	156,240	150,800
Other assets	73,493	90,776

Total assets	$9,799,254	$9,501,001

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,140,553	$5,119,085
Unearned premiums	739,887	724,272
Reinsurance balances payable	108,723	98,864
Funds held under reinsurance contracts	77,679	84,696
Debt obligations	489,185	489,154
Federal and foreign income taxes payable	131,153	13,615
Obligation to return borrowed securities	39,200	60,675
Other liabilities	260,095	255,940

Total liabilities	6,986,475	6,846,301

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value;
200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 67,570,226 and 69,684,726 shares issued, respectively	676	697
Additional paid-in capital	879,435	958,544
Treasury shares, at cost (231,980 and 163,232 shares, respectively)	(8,710)	(6,250)
Accumulated other comprehensive income, net of deferred income taxes	79,591	85,023
Retained earnings	1,861,747	1,616,646

Total shareholders’ equity	2,812,779	2,654,700

Total liabilities and shareholders’ equity	$9,799,254	$9,501,001

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007

REVENUES
Gross premiums written	$577,554	$568,214
Ceded premiums written	59,734	41,994

Net premiums written	517,820	526,220
(Increase) decrease in unearned premiums	(6,392)	12,687

Net premiums earned	511,428	538,907
Net investment income	73,128	81,476
Net realized investment gains	322,994	48,097

Total revenues	907,550	668,480

EXPENSES
Losses and loss adjustment expenses	352,250	367,514
Acquisition costs	108,147	107,822
Other underwriting expenses	42,775	43,574
Other expense, net	11,096	5,481
Interest expense	9,043	9,501

Total expenses	523,311	533,892

Income before income taxes	384,239	134,588

Federal and foreign income tax provision:
Current	110,687	23,662
Deferred	22,607	22,278

Total federal and foreign income tax provision	133,294	45,940

Net income	250,945	88,648
Preferred dividends	(1,913)	(2,092)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$249,032	$86,556

BASIC
Weighted average common shares outstanding	68,039,341	70,462,139
Basic earnings per common share	$3.66	$1.23
DILUTED
Weighted average common shares outstanding	68,536,586	72,129,512
Diluted earnings per common share	$3.63	$1.20
DIVIDENDS
Dividends declared per common share	$0.06	$0.06
COMPREHENSIVE INCOME
Net income	$250,945	$88,648
Other comprehensive loss, net of tax	(4,047)	(7,908)

Comprehensive income	$246,898	$80,740

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended
	March 31,
	2008	2007

PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$40

COMMON SHARES (par value)
Balance, beginning of period	697	712
Common shares repurchased and retired	(21)	—
Common shares issued due to the conversion of convertible debentures	—	1

Balance, end of period	676	713

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	958,544	1,029,349
Common shares repurchased and retired	(77,458)	—
Net change due to stock option exercises and restricted share awards	(3,779)	(7,323)
Net effect of share-based compensation	2,128	1,158
Common shares issued due to conversion of convertible debentures	—	1,000

Balance, end of period	879,435	1,024,184

TREASURY STOCK (at cost)
Balance, beginning of period	(6,250)	(2,528)
Purchases of treasury stock	(10,343)	(8,611)
Reissuance of treasury stock	7,883	8,702

Balance, end of period	(8,710)	(2,437)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	85,023	25,329
Cumulative effect of a change in accounting due to the adoption of SFAS 159	(1,531)	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	146	—
Unrealized net depreciation on securities, net of reclassification adjustments	(29,677)	(13,610)
Foreign currency translation adjustments	25,630	5,702
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	(16,496)

Balance, end of period	79,591	925

RETAINED EARNINGS
Balance, beginning of period	1,616,646	1,030,677
Cumulative effect of a change in accounting due to the adoption of SFAS 159	1,531	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	(1,164)	—
Net income	250,945	88,648
Dividends declared to preferred shareholders	(1,913)	(2,092)
Dividends declared to common shareholders	(4,298)	(4,448)
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	16,496

Balance, end of period	1,861,747	1,129,281

TOTAL SHAREHOLDERS’ EQUITY	$2,812,779	$2,152,706

COMMON SHARES OUTSTANDING
Balance, beginning of period	69,521,494	71,140,948
Repurchased and retired	(2,114,500)	—
Net treasury shares (acquired) reissued	(68,748)	12,735
Issued due to conversion of convertible debentures	—	46,992

Balance, end of period	67,338,246	71,200,675

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250,945	$88,648
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable and funds held, net	6,208	(14,851)
Increase (decrease) in unearned premiums	7,197	(13,269)
Increase in unpaid losses and loss adjustment expenses	36,880	48,918
Increase in federal and foreign income taxes payable	119,844	36,592
Increase in deferred acquisition costs	(5,441)	(1,221)
Other assets and liabilities, net	10,577	5,368
Net realized investment gains	(322,994)	(48,097)
Bond discount amortization, net	2,068	(1,659)
Amortization of stock-based compensation	2,028	1,423

Net cash provided by operating activities	107,312	101,852

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	100,592	1,317
Sales of fixed income securities	1,281,788	193,389
Purchases of fixed income securities	(829,666)	(1,159,855)
Sales of equity securities	41,522	4,266
Purchases of equity securities	(184,330)	(73,008)
Net sales (purchases) of other invested assets	220,879	(23,544)
Net change in cash and cash equivalents held as collateral	61,714	(11,644)
Net change in obligation to return borrowed securities	(3,922)	5,956
Net sales of trading securities	690	12,263
Net change in short-term investments	(809,703)	(195,667)

Net cash used in investing activities	(120,436)	(1,246,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(70,749)	—
Purchase of treasury shares	(10,343)	(9,721)
Dividends paid to preferred shareholders	(2,069)	(2,094)
Dividends paid to common shareholders	(4,298)	(4,448)
Proceeds from exercise of stock options	—	1,079
Excess tax benefit from stock-based compensation	204	168

Net cash used in financing activities	(87,255)	(15,016)

Effect of exchange rate changes on cash and cash equivalents	17,662	4,839

Decrease in cash and cash equivalents	(82,717)	(1,154,852)
Cash and cash equivalents, beginning of period	897,963	2,061,796

Cash and cash equivalents, end of period	$815,246	$906,944

Supplemental disclosures of cash flow information:
Interest paid	$2,575	$2,826

Income taxes paid	$12,821	$9,348

Non-cash activity (see Note 8):
Conversion of 4.375% convertible debentures	$—	$(1,000)

Issuance of common stock	$—	$1,000

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company; Hudson Specialty Insurance Company and Napa River Insurance Services, Inc. As of March 31, 2008, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 63.0% of OdysseyRe.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information and disclosures that are usually included in annual financial statements prepared in accordance with GAAP have been omitted since they are not required for interim reporting purposes. Readers should review the Company’s 2007 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in management’s opinion, are required for a fair statement of its financial position on such dates, and the results of operations and cash flows for the periods presented. Certain amounts from prior periods have been reclassified to conform with the current year’s presentations. The results for the three months ended March 31, 2008 are not necessarily indicative of the results for a full year.

Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted SFAS 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of SFAS 157 were not applied to non-financial assets (goodwill and intangible assets) held by the Company and measured annually for impairment testing purposes only. The adoption of SFAS 157, for all other assets and liabilities held by the Company, did not have a material effect on the Company’s results of operations, financial position or liquidity. The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.

On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company elected the FVO for one investment that had previously been recorded under the equity method of accounting. On January 1, 2008, the Company discontinued applying the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

equity method of accounting for this investment and, in accordance with SFAS 159, carries the investment at fair value with changes in fair value recognized as realized gains or losses in the consolidated statements of operations. As a result of adopting the FVO for this investment, the Company recorded a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, which had been included in accumulated other comprehensive income, to retained earnings as of January 1, 2008. In addition, SFAS 159 amended SFAS 95, “Statement of Cash Flows,” to allow cash payments and receipts related to trading securities to be classified according to the investment intent. As a result of the amendment to SFAS 95, as of January 1, 2008, the Company has classified its trading activity within the investing activities section of its consolidated statements of cash flows due to the investment nature of the transactions.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R).” In accordance with SFAS 158, as of December 31, 2006, the Company recognized the underfunded status of its pension and postretirement benefit plans, as a liability on its consolidated balance sheet, and recognizes the changes in the funded status in the year in which the changes occur, through other comprehensive income. SFAS 158 also requires employers to measure plan assets and liabilities as of the date of their financial statements. Accordingly, the measurement date for two of the Company’s benefit plans have been changed from October 1 to December 31. The Company has elected to apply the “fifteen-month” approach for these two benefit plans, to measure plan assets and liabilities as of the plans’ current measurement date, October 1, 2007, for a fifteen-month period through December 31, 2008. On January 1, 2008, the Company recorded a transition adjustment of $1.2 million, net of tax, decreasing retained earnings, and $0.1 million, net of tax, increasing accumulated other comprehensive income, related to the change in the measurement date for the two benefit plans. SFAS 158 does not require retrospective application.

2.	Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, excluding those non-vested shares granted under the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). Diluted earnings per common share is calculated by dividing net income available to common shareholders for the period, adjusted for interest expense on the Company’s previously outstanding 4.375% convertible senior debentures (the “Convertible Notes”), by the weighted-average number of common shares outstanding during the period, inclusive of: vested and non-vested shares granted under the Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Convertible Notes to equity securities in the prior period. Restricted shares, stock options or the effect of the conversion of the Convertible Notes and the related interest expense are not included in the calculation of diluted earnings per common share, if the effect would be antidilutive.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net income per common share for the three months ended March 31, 2008 and 2007 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2008	2007

Net income	$250,945	$88,648
Preferred dividends	(1,913)	(2,092)

Net income available to common shareholders — basic	249,032	86,556
Interest expense on 4.375% Convertible Notes, net of tax	—	151

Net income available to common shareholders — diluted	$249,032	$86,707

Weighted average common shares outstanding — basic	68,039,341	70,462,139

Effect of dilutive shares:
4.375% Convertible Notes	—	1,074,384
Stock options	141,460	184,824
Restricted shares	355,785	408,165

Total effect of dilutive shares	497,245	1,667,373

Weighted average common shares outstanding — diluted	68,536,586	72,129,512

Net earnings per common share:
Basic	$3.66	$1.23
Diluted	3.63	1.20

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the three months ended March 31, 2008 and 2007, respectively, 299,249 and 94,993 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect.

The Company’s Convertible Notes were converted into common shares during the year ended December 31, 2007, as such there was no dilutive effect related to the Convertible Notes for the three months ended March 31, 2008.

3.	Fair Value Measurements

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted SFAS 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of SFAS 157 were not applied to non-financial assets (goodwill and intangible assets) held by the Company and measured annually for impairment testing purposes only. The adoption of FAS 157, for all other assets and liabilities held by the Company, did not have a material effect on the Company’s results of operations, financial position or liquidity. The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for a significant portion of its financial instruments at fair value under various accounting literature, including SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 159.

Fair Value Hierarchy

In accordance with SFAS 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded in the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1:  Level 1 financial instruments are financial assets and liabilities, the values of which are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2:  Level 2 financial instruments are financial assets and liabilities, the values of which are based on quoted prices in markets that are not active, or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a) Quoted prices for similar assets or liabilities in active markets;

b) Quoted prices for identical or similar assets or liabilities in non-active markets;

c) Pricing models, the inputs for which are observable for substantially the full term of the asset or liability; and

d) Pricing models, the inputs for which are derived principally from, or corroborated by, observable market data through correlation or other means, for substantially the full term of the asset or liability.

Level 3:  Level 3 financial instruments are financial assets and liabilities, the values of which are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements as of March 31, 2008
	Asset/	Quoted Prices in	Significant
	(Liabilities)	Active Markets	Other	Significant
	Measured at	for Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Held-for-trading securities	$258,196	$—	$258,196	$—
Available-for-sale securities	6,240,202	2,000,228	4,238,974	1,000
Cash equivalents	574,932	574,932	—	—
Derivatives	309,863	—	309,863	—
Other investments	16,855	1,552	15,303	—
Short positions	(39,200)	(39,200)	—	—

	$7,360,848	$2,537,512	$4,822,336	$1,000

The following table provides a summary of changes in the fair value of Level 3 financial assets for the three months ended March 31, 2008 (in thousands):

Level 3 Financial Assets
for the Three Months Ended
March 31,
2008
Available-for-sale
Securities

Beginning balance	$9,147
Total realized gains included in net income	7,827
Purchases, issuances and settlements	(15,974)

Ending balance	$1,000

The following table presents gains and losses included in net income for the three months ended March 31, 2008 (in thousands):

Net Realized
Investment
Gains
for the Three
Months Ended
March 31,
2008

Total gains and losses included in net income relating to Level 3 assets	$7,827

There were no gains or losses included in net income attributable to the change in unrealized gains and losses relating to assets held as of March 31, 2008.

Fair Value Option

The Company adopted the provisions of SFAS 159 as of January 1, 2008. SFAS 159 provides an FVO election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in the fair value of assets and liabilities for which the election is made will be recognized in net income as they occur. SFAS 159 permits the FVO election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon the occurrence of an event that gives rise to a new basis of accounting for that instrument.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company elected the FVO under SFAS 159 for its investment in Advent Capital (Holdings) PLC (“Advent”). As of December 31, 2007, Advent was carried at $16.1 million under the equity method of accounting. Advent is publicly traded on a foreign stock exchange and its traded price is a better indicator of its value than its carrying value under the equity method. The remaining common stocks that are accounted for in accordance with the equity method of accounting are not publicly traded and have not been elected under the FVO.

During the fourth quarter of 2007, the Company recognized an impairment adjustment to its investment in Advent and wrote-down Advent’s value to its publicly traded fair value as of December 31, 2007. Accordingly, the Company’s election of the FVO under SFAS 159 had no effect on Advent’s carrying value or the Company’s shareholders’ equity as of January 1, 2008. Upon the election of SFAS 159 for Advent, the Company recorded a cumulative adjustment of $2.4 million, or $1.5 million net of tax, to reclassify foreign currency unrealized gains from the foreign currency translation account (included in accumulated other comprehensive income) to retained earnings as of January 1, 2008.

As of March 31, 2008, Advent is recorded at fair value of $16.7 million in other invested assets, with related changes in fair value recognized as a realized investment gain or loss in the period in which they occur. For the three months ended March 31, 2008, the change in fair value resulted in a realized investment gain of $0.6 million.

4.	Investments and Cash

A summary of the Company’s investment portfolio as of March 31, 2008, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$2,558,589	$48,760	$8,071	$2,599,278
States, municipalities and political subdivisions	173,447	6,159	700	178,906
Foreign governments	1,188,226	24,612	1,293	1,211,545
All other corporate	36,026	687	1,652	35,061

Total fixed income securities, available for sale	3,956,288	80,218	11,716	4,024,790

Redeemable preferred stock	1,557	—	899	658

Common stocks, at fair value:
Banks, trusts and insurance companies	110,201	15,495	10,481	115,215
Industrial, miscellaneous and all other	803,650	56,975	64,864	795,761

Total common stocks	913,851	72,470	75,345	910,976

Short-term investments	1,303,778	—	—	1,303,778

Cash and cash equivalents	815,246	—	—	815,246

Cash and cash equivalents held as collateral	233,397	—	—	233,397

Total	$7,224,117	$152,688	$87,960	$7,288,845

Common stocks accounted for under the equity method of accounting were carried at $138.1 million as of March 31, 2008, reflecting gross unrealized appreciation of $25.6 million and gross unrealized depreciation of $0.1 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $445.3 million as of March 31, 2008, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $241.5 million as of

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

March 31, 2008, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate and foreign government securities, at fair value of $139.1 million and $102.4 million, respectively, as of March 31, 2008.

A summary of the Company’s investment portfolio as of December 31, 2007, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$3,030,738	$55,795	$28,946	$3,057,587
States, municipalities and political subdivisions	173,853	6,207	291	179,769
Foreign governments	1,124,783	11,685	10,140	1,126,328
All other corporate	41,625	92	3,141	38,576

Total fixed income securities, available for sale	4,370,999	73,779	42,518	4,402,260

Redeemable preferred stock	2,086	—	899	1,187

Common stocks, at fair value:
Banks, trusts and insurance companies	136,957	43,221	—	180,178
Industrial, miscellaneous and all other	668,750	63,905	27,082	705,573

Total common stocks	805,707	107,126	27,082	885,751

Short-term investments	483,757	—	—	483,757

Cash and cash equivalents	897,963	—	—	897,963

Cash and cash equivalents held as collateral	295,225	—	—	295,225

Total	$6,855,737	$180,905	$70,499	$6,966,143

Common stocks accounted for under the equity method of accounting were carried at $157.5 million as of December 31, 2007, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $0.1 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $412.7 million as of December 31, 2007, reflecting no gross unrealized appreciation, and gross unrealized depreciation of $0.2 million. Fixed income securities held as trading securities were carried at fair value of $243.2 million as of December 31, 2007, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate and foreign government securities, at fair value of $138.2 million and $105.0 million, respectively as of December 31, 2007.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Investment Gains (Losses)

The following table sets forth the components of net investment income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Interest on fixed income securities	$48,077	$44,193
Dividends on preferred stocks	—	78
Dividends on common stocks, at fair value	7,772	5,450
Net income of common stocks, at equity	—	5,777
Interest on cash and short-term investments	18,040	24,692
Other invested assets	9,917	11,532

Gross investment income	83,806	91,722
Less: investment expenses	8,709	7,585
Less: interest on funds held under reinsurance contracts	1,969	2,661

Net investment income	$73,128	$81,476

The following table sets forth the components of net realized investment gains and losses for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$79,459	$7,043	$72,416	$37,485	$3,631	$33,854
Fixed income securities, held as trading securities	3,102	4,334	(1,232)	4,619	1,124	3,495
Preferred stock	—	529	(529)	4	—	4
Equity securities	8,992	39,498	(30,506)	1,078	94	984
Derivative securities	252,074	5,775	246,299	16,405	10,688	5,717
Other securities	52,877	16,331	36,546	27,534	23,491	4,043

Total	$396,504	$73,510	$322,994	$87,125	$39,028	$48,097

Other-than-temporary write-downs of investments during the three months ended March 31, 2008 included in gross realized investment losses were $35.4 million related to equity securities, $5.0 million related to fixed income securities and $0.5 million related to preferred stocks. There were no other-than-temporary write-downs of investments during the three months ended March 31, 2007.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(b)	Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Fixed income securities	$37,241	$(40,157)
Redeemable preferred stock	—	(44)
Equity securities	(83,066)	(518)
Other invested assets	169	19

Decrease in unrealized net depreciation of investments	(45,656)	(40,700)
Deferred income tax benefit	15,979	14,245

Net decrease in unrealized net depreciation of investments	(29,677)	(26,455)
Cumulative effect of a change in accounting due to the adoption of SFAS 155, net of tax, excluding foreign currency effects	—	12,845

Change in net unrealized depreciation of investments included in other comprehensive income	$(29,677)	$(13,610)

(c)	Common Stocks, at Equity

Common stocks, at equity, totaled $138.1 million as of March 31, 2008 and $157.5 million as of December 31, 2007. The following table sets forth the components of common stocks, at equity, as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007

TRG Holding Corporation	$76,613	$77,714
Fairfax Asia Limited	60,946	60,946
Advent Capital (Holdings) PLC	—	16,093
MFXchange Holdings Inc.	—	2,191
Other	506	506

Total common stocks, at equity	$138,065	$157,450

On March 28, 2008, the Company sold its 7.4% investment in MFXchange Holdings Inc. to Fairfax, resulting in a realized investment loss of $2.0 million. As of March 31, 2008, Advent Capital (Holdings) PLC has been reclassified to other invested assets as a result of the Company’s election of the FVO under SFAS 159.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(d)	Derivative Investments and Short Sales

The Company has utilized, and may continue to utilize, credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are not linked to specific assets or liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. The following table sets forth the Company’s derivative and short sale positions as of March 31, 2008 and December 31, 2007, respectively (in thousands):

	March 31, 2008			December 31, 2007
			Fair Value			Fair Value
	Notional		Asset	Notional		Asset
	Amount	Cost	(Liability)	Amount	Cost	(Liability)

Credit default swaps	$4,130,568	$70,722	$239,150	$4,978,553	$94,184	$307,573
Call options	964,898	908	—	961,186	1,125	63
Total return swaps	691,013	—	65,007	691,013	—	3,848
Warrants	190,115	6,235	3,895	189,652	6,252	4,407
Forward currency contracts	247,379	—	1,811	149,211	—	(2,763)
Short positions — obligation to return borrowed securities	—	(51,222)	(39,200)	—	(62,310)	(60,675)

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, the Company agrees to pay, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The Company assesses the reasonableness of the fair values of the credit default swaps by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at March 31, 2008 was $178.4 million, of which the Company does not have the right to sell or repledge $100.1 million. The Company has not exercised the right to sell or repledge the remaining $78.3 million of this collateral. The credit default swap portfolio had an average term to expiration of 3.3 years as of March 31, 2008.

The Company has purchased total return swaps as an economic hedge against a general decline in the Company’s equity portfolio. The margin maintenance requirement related to the total return swaps was $203.5 million and $205.7 million as of March 31, 2008 and December 31, 2007, respectively. The swap transactions expire during the second quarter of 2008. As of March 31, 2008 and December 31, 2007, the Company has provided $220.0 million and $210.9 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The swap transactions are recorded at fair value in other invested assets as of March 31, 2008 and December 31, 2007, and changes in the fair value are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur.

In connection with the swap transactions, the Company owns Standard & Poor’s 500 depository receipts (“SPDRs”) and the Financial Select SPDR Fund (“XLF”) index call options with strike prices of approximately 127.5% and 127.8% of the notional amount of the swap transactions as of March 31, 2008 and December 31, 2007, respectively. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

a specific price or prices at or for a certain time. The Company’s maximum potential loss on the swap and option transactions was $190.9 million and $193.2 million as of March 31, 2008 and December 31, 2007, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations.

In addition, during the three months ended March 31, 2008, the Company entered into and subsequently closed a total return swap referenced to an equity security. Upon sale, the Company recognized a realized investment gain of $5.3 million.

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets, are recorded at fair value with the related changes in fair value recognized as a realized gain or loss in the period in which they occur.

The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. As of March 31, 2008 and December 31, 2007, forward currency contracts are recorded at fair value in other invested assets and other liabilities, respectively, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur.

In addition, as of March 31, 2008 and December 31, 2007, the Company had sold short primarily equity securities, for which it recorded a liability equal to the underlying fair value of the securities. As of March 31, 2008 and December 31, 2007, the Company provided cash of $59.6 million and $195.8 million, respectively, as collateral for the borrowed securities. The short positions are recorded at fair value in obligation to return borrowed securities, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations.

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

The Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date of fixed income securities or convert fixed income securities to equity securities. As a result of the adoption of SFAS 155 on January 1, 2007, the Company no longer bifurcates these options from the host fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments have been recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded options were recorded as realized investment gains and losses. Upon adopting SFAS 155, the Company recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007. The following sets forth the components of the cumulative adjustment as of January 1, 2007 (in thousands):

	As of January 1, 2007
	Cost or
	Amortized		Gain,	Loss,
	Cost	Fair Value	pre-tax	pre-tax

Corporate securities	$150,658	$168,403	$18,941	$(1,196)
Foreign government securities	76,877	84,511	8,426	(792)

Net cumulative effect of a change in accounting due to the adoption of SFAS 155	$227,535	$252,914	$27,367	$(1,988)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is represented by the fair value of the derivative instruments.

The net realized gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments. The following table sets forth the total net realized investment gains and losses on derivatives and short sales for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007

Credit default swaps:
Net realized investment gain on disposal	$212,395	$—
Change in fair value	(44,961)	12,372

Net realized investment gain	167,434	12,372

Warrants:
Net realized investment gain (loss) on disposal	67	(8)
Change in fair value	(495)	(1,164)

Net realized investment loss	(428)	(1,172)

Forward currency contracts:
Change in fair value	4,575	—

Net realized investment gain	4,575	—

Call options:
Net realized investment (loss) gain on disposal	(466)	7,432
Change in fair value	155	(14,993)

Net realized investment loss	(311)	(7,561)

Total return swaps:
Net realized investment gain on disposal	13,869	—
Change in fair value	61,160	2,078

Net realized investment gain	75,029	2,078

Total derivatives:
Net realized investment gain on disposal	225,865	7,424
Change in fair value	20,434	(1,707)

Net realized investment gain	$246,299	$5,717

Short positions:
Net realized investment gain (loss) on disposal	7,166	(936)
Change in fair value	10,387	8,517

Total net realized investment gain	$17,553	$7,581

(e)	Assets on Deposit

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are required principally to support and maintain the Company’s insurance licenses. The Company utilizes trust funds in certain transactions in which the trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As of March 31, 2008, restricted assets totaled $1.4 billion, with $1.2 billion included in fixed income securities and the remaining balance of $0.2 billion included in short-term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Beginning balance of unrealized net appreciation on securities	$88,315	$23,377
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 4)	—	(12,845)

Adjusted beginning balance of net unrealized appreciation on securities	88,315	10,532
Ending balance of unrealized net appreciation on securities	58,638	(3,078)

Current period change in unrealized net appreciation on securities	(29,677)	(13,610)

Beginning balance of foreign currency translation adjustments	8,138	13,447
Adjustment to beginning balance due to the adoption of SFAS 159 (Note 3)	(1,531)	—
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 4)	—	(3,651)

Adjusted beginning balance of foreign currency translation adjustments	6,607	9,796
Ending balance of foreign currency translation adjustments	32,237	15,498

Current period change in foreign currency translation adjustments	25,630	5,702

Beginning balance of benefit plan liabilities	(11,430)	(11,495)
Adjustment to beginning balance due to the adoption of SFAS 159 (Note 3)	146	—

Adjusted beginning balance of benefit plan liabilities	(11,284)	(11,495)
Ending balance of benefit plan liabilities	(11,284)	(11,495)

Current period change in benefit plan liabilities	—	—

Other comprehensive loss	$(4,047)	$(7,908)

Beginning balance of accumulated other comprehensive income	$85,023	$25,329

Other comprehensive loss	(4,047)	(7,908)
Effect of a change in accounting due to the adoption of SFAS 159 (Note 3)	(1,531)	—
Effect of a change in accounting due to the adoption of SFAS 158 (Note 11)	146	—
Effect of a change in accounting due to the adoption of SFAS 155 (Note 4)	—	(16,496)

Change in accumulated other comprehensive loss	(5,432)	(24,404)

Ending balance of accumulated other comprehensive income	$79,591	$925

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of comprehensive income for the three months ended March 31, 2008 and 2007 are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$250,945	$88,648

Other comprehensive loss, before tax:
Unrealized net appreciation on securities arising during the period	(10,018)	(2,976)
Reclassification adjustment for realized gains included in net income	(35,638)	(17,962)
Foreign currency translation adjustments	39,432	8,772

Other comprehensive loss, before tax	(6,224)	(12,166)

Tax benefit:
Unrealized net appreciation on securities arising during the period	3,505	1,041
Reclassification adjustment for realized gains included in net income	12,473	6,287
Foreign currency translation adjustments	(13,801)	(3,070)

Total tax benefit	2,177	4,258

Other comprehensive loss, net of tax	(4,047)	(7,908)

Comprehensive income	$246,898	$80,740

6.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,119,085	$5,142,159
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	643,509	739,019

Net unpaid losses and loss adjustment expenses, beginning of period	4,475,576	4,403,140

Add: Losses and loss adjustment expenses incurred related to:
Current year	354,553	365,111
Prior years	(2,303)	2,403

Total losses and loss adjustment expenses incurred	352,250	367,514

Less: Paid losses and loss adjustment expenses related to:
Current year	30,076	34,180
Prior years	291,617	277,643

Total paid losses and loss adjustment expenses	321,693	311,823

Effects of exchange rate changes	6,324	(6,772)

Net unpaid losses and loss adjustment expenses, end of period	4,512,457	4,452,059
Add: Ceded unpaid losses and loss adjustment expenses, end of period	628,096	703,751

Gross unpaid losses and loss adjustment expenses, end of period	$5,140,553	$5,155,810

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms, floods and earthquakes. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of March 31, 2008. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Losses and loss adjustment expenses incurred related to the current year were $354.6 million for the three months ended March 31, 2008, a decrease of $10.5 million from $365.1 million for the three months ended March 31, 2007. This decrease is principally attributable to a decrease in net earned premium of $27.5 million, to $511.4 million for the three months ended March 31, 2008, from $538.9 million for the three months ended March 31, 2007. Losses and loss adjustment expenses related to current year catastrophe events were $37.8 million for the three months ended March 31, 2008, compared to $44.8 million for the three months ended March 31, 2007, a decrease of $7.0 million. For the three months ended March 31, 2008, current year catastrophe events of $37.8 million included $12.5 million related to Windstorm Emma, $10.0 million related to winter storms in China, and $11.8 million related to floods in Australia.

Losses and loss adjustment expenses incurred related to prior years decreased $2.3 million for the three months ended March 31, 2008 and increased $2.4 million for the three months ended March 31, 2007. Prior period losses and loss adjustment expenses for the three months ended March 31, 2008 included an increase of $0.7 million related to prior period catastrophe activity. The remaining decrease in prior period losses of $3.0 million was predominantly attributable to reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the London Market and U.S. Insurance divisions. This reduction was partially offset by increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas and EuroAsia divisions. Prior period losses and loss adjustment expenses for the three months ended March 31, 2007 included a reduction of $2.1 million related to prior period catastrophe activity. The remaining increase in prior period losses of $4.5 million was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period on auto, general liability and aviation business written in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and EuroAsia divisions.

Ceded unpaid losses and loss adjustment expenses as of March 31, 2008 decreased by $75.7 million, to $628.1 million, from $703.8 million as of March 31, 2007. This decrease is principally attributable to a $40.7 million decrease in unpaid reinsurance recoverables related to the Company’s whole account aggregate excess of loss retrocessional contracts and an $18.2 million decrease in unpaid reinsurance recoverables related to miscellaneous casualty excess of loss contracts.

The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $122.9 million and $128.7 million as of March 31, 2008 and December 31, 2007, respectively. The amount of case reserve discount was $59.1 million and $62.4 million as of March 31, 2008 and December 31, 2007, respectively. The amount of incurred but not reported reserve discount was $25.3 million and $27.0 million as of March 31, 2008 and December 31, 2007, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of March 31, 2008 were $246.0 million, representing 5.5% of total net unpaid losses and loss adjustment expenses, compared to $256.9 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2007. Exposure arises from reinsurance contracts written by Clearwater under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

Estimation of ultimate asbestos and environmental liabilities is unusually complex due to several factors resulting from the long period between exposure and manifestation of these claims. This lag can complicate the identification of the sources of asbestos and environmental exposure, the verification of coverage, and the allocation of liability among insurers and reinsurers over multiple years. This lag also exposes the claim settlement process to changes in underlying laws and judicial interpretations. There continues to be substantial uncertainty regarding the ultimate number of insureds with injuries resulting from these exposures.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the three months ended March 31, 2008 and 2007, is set forth in the table below (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$339,271	$308,747
Add: Gross losses and loss adjustment expenses incurred	10,700	—
Less: Gross calendar year paid losses and loss adjustment expenses	23,728	9,450

Gross unpaid losses and loss adjustment expenses, end of period	$326,243	$299,297

Net unpaid losses and loss adjustment expenses, beginning of period	$222,426	$189,015
Add: Net losses and loss adjustment expenses incurred	4,000	—
Less: Net calendar year paid losses and loss adjustment expenses	14,345	3,658

Net unpaid losses and loss adjustment expenses, end of period	$212,081	$185,357

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$41,984	$35,935
Add: Gross losses and loss adjustment expenses incurred	—	—
Less: Gross calendar year paid losses and loss adjustment expenses	576	210

Gross unpaid losses and loss adjustment expenses, end of period	$41,408	$35,725

Net unpaid losses and loss adjustment expenses, beginning of period	$34,485	$26,745
Add: Net losses and loss adjustment expenses incurred	—	—
Less: Net calendar year paid losses and loss adjustment expenses	576	(170)

Net unpaid losses and loss adjustment expenses, end of period	$33,909	$26,915

Net losses and loss adjustment expenses incurred for asbestos claims increased $4.0 million for the three months ended March 31, 2008, due to loss emergence greater than expectations in the period. The Company did not incur net losses and loss adjustment expenses related to environmental claims for the three months ended March 31, 2008. The Company did not incur net losses and loss adjustment expenses related to asbestos and environmental claims for the three months ended March 31, 2007.

The Company’s survival ratio for asbestos and environmental-related liabilities as of March 31, 2008 is 9 years. The Company’s underlying survival ratio for asbestos-related liabilities is 9 years and for environmental-related liabilities is 13 years. The asbestos and environmental-related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, on March 31, 2008, divided by the average paid asbestos and environmental claims for the last three years of $27.2 million which are net of reinsurance.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8.	Debt Obligations and Common Shares

Debt Obligations

The components of the Company’s debt obligations as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31,	December 31,
	2008	2007

7.65% Senior Notes due 2013	$224,757	$224,746
6.875% Senior Notes due 2015	124,428	124,408
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,185	$489,154

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the three months ended March 31, 2008 and 2007, the average annual interest rate on the Series C Notes was 7.10% and 7.87%, respectively.

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company in 2009 at their par value, plus accrued and unpaid interest. For the three months ended March 31, 2008 and 2007, the average annual interest rate on each series of notes was 6.80% and 7.56%, respectively.

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

In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures, due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable at the Company’s option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represented a conversion price of $21.28 per share. These conditions included the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

common stock of the Company trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, the Company was permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of the Company’s common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes, of which 46,992 shares were converted during the three months ended March 31, 2007. In March 2007, the Company announced that it had called for the redemption of the remaining $22.5 million principal value of the outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, the Company issued 1,056,107 shares of its common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remained outstanding as of such date.

As of March 31, 2008, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

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

As of March 31, 2008, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

Common Shares

On June 15, 2007, the Company’s Board of Directors authorized a share repurchase program. Under the initial authorization, effective as of such date, the Company was authorized to repurchase shares of its common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200.0 million. On March 18, 2008, the Company announced that its Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

may be commenced or suspended at any time, or from time to time, without prior notice. For the three months ended March 31, 2008, the Company repurchased and retired 2,114,500 shares of its common stock, at a cost of $77.5 million, an average repurchase price of $36.64 per share.

From inception of the program through May 5, 2008, the Company has repurchased and retired 5,825,489 shares of its common stock at a total cost of $212.0 million, of which 1,074,000 shares were purchased from April 1, 2008 through May 5, 2008 at a cost of $40.0 million.

9.	Segment Reporting

The Company’s operations are managed through four operating segments: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and facultative basis. The EuroAsia division writes treaty and facultative reinsurance business. The London Market division operates through three distribution channels, Newline at Lloyd’s and NICL, which focus on casualty insurance, and the London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability and non-standard automobile.

The financial results of these divisions for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

			London	U.S.
Three Months Ended March 31, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$189,594	$157,947	$101,058	$128,955	$577,554
Net premiums written	185,263	150,848	84,067	97,642	517,820
Net premiums earned	$196,396	$143,276	$76,673	$95,083	$511,428

Losses and loss adjustment expenses	131,354	110,987	48,173	61,736	352,250
Acquisition costs and other underwriting expenses	64,778	37,027	20,702	28,415	150,922

Total underwriting deductions	196,132	148,014	68,875	90,151	503,172

Underwriting (loss) income	$264	$(4,738)	$7,798	$4,932	8,256

Net investment income					73,128
Net realized investment gains					322,994
Other expense, net					(11,096)
Interest expense					(9,043)

Income before income taxes					$384,239

Underwriting ratios:
Losses and loss adjustment expenses	66.9%	77.5%	62.8%	64.9%	68.9%
Acquisition costs and other underwriting expenses	33.0	25.8	27.0	29.9	29.5

Combined ratio	99.9%	103.3%	89.8%	94.8%	98.4%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended March 31, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$217,676	$143,424	$80,290	$126,824	$568,214
Net premiums written	211,664	134,772	70,901	108,883	526,220
Net premiums earned	$220,757	$137,117	$81,183	$99,850	$538,907

Losses and loss adjustment expenses	148,067	101,044	51,912	66,491	367,514
Acquisition costs and other underwriting expenses	66,960	37,153	21,463	25,820	151,396

Total underwriting deductions	215,027	138,197	73,375	92,311	518,910

Underwriting (loss) income	$5,730	$(1,080)	$7,808	$7,539	19,997

Net investment income					81,476
Net realized investment gains					48,097
Other expense, net					(5,481)
Interest expense					(9,501)

Income before income taxes					$134,588

Underwriting ratios:
Losses and loss adjustment expenses	67.1%	73.7%	63.9%	66.6%	68.2%
Acquisition costs and other underwriting expenses	30.3	27.1	26.5	25.9	28.1

Combined ratio	97.4%	100.8%	90.4%	92.5%	96.3%

10.	Commitments and Contingencies

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

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by OdysseyRe. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to OdysseyRe’s consolidated financial position. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of March 31, 2008, Odyssey America continues to have a par value of $88.1 million, or approximately £44.3 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of March 31, 2008 is $115.9 million, or approximately £58.3 million equivalent. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $207.0 million as of March 31, 2008 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

Clearwater agreed to allow Fairmont Specialty Insurance Company (“Fairmont”), a subsidiary of Fairfax formerly known as Ranger Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Fairmont policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Fairmont fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Fairmont to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $0.7 million, based on the subject policies’ outstanding case loss reserves as of March 31, 2008. Fairmont has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Fairmont provide

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

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

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.0% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For each of the three month periods ended March 31, 2008 and 2007, Falcon paid $0.1 million to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $47.3 million, based on Falcon’s loss reserves at March 31, 2008. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $54.5 million as of March 31, 2008. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit agreement was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company did not recognize an other-than-temporary write-down in the carrying value of ORE for the three months ended March 31, 2008, however, as of

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

March 31, 2008, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both March 31, 2008 and December 31, 2007 was $6.7 million.

The Company and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of the Company’s business operations. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to the financial condition or results of operations of the Company.

11.	Employee Benefits

The Company maintains a qualified, non-contributory, defined benefit pension plan (“Defined Benefit Pension Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. The Company also maintains two non-qualified excess benefit plans (“Excess Benefit Plans”) that provide officers and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. In addition, certain health care and life insurance benefits for retired employees (“Postretirement Benefit Plan”) are provided by the Company. Generally, all employees may become eligible for these postretirement benefits if they reach retirement age while working for the Company.

Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the three months ended March 31, 2008 and 2007 is comprised of the following components (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Defined Benefit Pension Plan:
Service cost	$1,331	$1,268
Interest cost	843	745
Return on assets	(645)	(621)
Recognized net actuarial loss	177	165
Net amortization and deferral	14	14

Net periodic benefit cost	$1,720	$1,571

Excess Benefit Plans:
Service cost	$210	$200
Interest cost	213	208
Recognized net actuarial loss	61	70
Recognized prior service cost	(9)	(9)
Other	—	1

Net periodic benefit cost	$475	$470

Postretirement Benefit Plan:
Service cost	$447	$407
Interest cost	220	177
Net amortization and deferral	(26)	(26)

Net periodic benefit cost	$641	$558

No contributions have been made to the above plans for the three months ended March 31, 2008 and 2007.

As of December 31, 2008, SFAS 158 requires employers to measure plan assets and liabilities as of the date of their financial statements. The Supplemental Employee Retirement Plan and the Postretirement Benefit Plan are not

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

affected by this revision as the measurement date for these plans has historically been December 31. However, the measurement date for the Defined Benefit Pension Plan and the Supplemental Plan will be changed from October 1 to December 31. The Company has elected to apply the “fifteen-month” approach for these two benefit plans to measure plan assets and liabilities as of the plans’ current measurement date of October 1, 2007, for a fifteen-month period through December 31, 2008. As of January 1, 2008, the net periodic benefit costs of $1.8 million ($1.2 million after tax) and the change in the minimum benefit plan liabilities of $0.2 million ($0.1 million, after tax) for the period October 1 through December 31, 2007 related to the Defined Benefit Pension Plan and Supplemental Plan have been reflected as a direct charge to retained earnings and an increase to accumulated other comprehensive income, respectively. In addition to the transition adjustment to retained earnings and accumulated other comprehensive income, the Company will reflect, in its consolidated statement of operations, the net periodic benefit cost, for the full year of 2008 for each of the Company’s benefit plans, as follows (in thousands):

Estimate for the
Year Ended
December 31,
2008

Defined Benefit Pension Plan	$6,877

Supplemental Plan	304
Supplemental Employee Retirement Plan	1,595

Total Excess Benefit Plans	1,899

Postretirement Benefit Plan	2,562

Total estimated net periodic benefit cost for the year ended December 31, 2008, before tax	$11,338

12.	Stock-Based Compensation Plans

As of March 31, 2008, the Company had three stock-based compensation plans (the “Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof. The following is the Company’s recognized expense and the resulting tax benefit related to the Plans for the three months ending March 31, 2008 and 2007, respectively (in thousands):

	Three Months
	Ended March 31,
	2008	2007

Stock-based compensation expense	$2,127.8	$1,422.5
Tax benefit	744.7	497.9

For the three months ended March 31, 2008 and 2007, the Company received $0.2 million and $1.1 million, respectively, in cash from employees for the exercise of stock options.

As of March 31, 2008, there was less than $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. The Company did not grant any stock options during the three months ended March 31, 2008 and 2007, respectively, under the 2002 Option Plan.

As of March 31, 2008, there was $3.7 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The Company granted 55,412 stock options and 48,703 stock options during the three months ended March 31, 2008 and 2007, respectively, under the 2001 Option Plan.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of March 31, 2008, there was $17.6 million of unrecognized compensation cost related to unvested restricted share awards from the Restricted Share Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The Company granted 192,654 restricted share awards and 166,888 restricted share awards during the three months ended March 31, 2008 and 2007, respectively, under the Restricted Share Plan.

13.	Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1 (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investments Companies,” to assist entities in determining if the guidance of the AICPA Audit and Accounting Guide for Investment Companies should be followed and whether the industry accounting should be utilized by parent companies and other investees that exercise significant influence over the investment company. SOP 07-1 requires extensive disclosures, if the entity falls under the definition of an investment company, or the entity is a parent or equity method investor that owns an investment that falls within the scope of investment company accounting. The Company anticipates that the adoption of SOP 07-1 will not have a material effect on its consolidated financial position or results of operations. SOP 07-1 will require the Company to make additional disclosures regarding certain investments. In February 2008, the FASB issued FASB Staff Position (“FSP”) SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1,” which indefinitely delayed the effective date of SOP 07-1 until further review can be performed by the FASB to determine the proper application of this pronouncement.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. While earlier application is encouraged, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 does not require, but encourages comparative application to prior periods at the initial adoption date. The Company is currently evaluating the impact of the adoption of SFAS 161, if any, on its disclosures within its financial statements.

PART I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation, its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company; Hudson Specialty Insurance Company; and Napa River Insurance Services, Inc.

We are a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through the Lloyd’s marketplace.

Our gross premiums written for the three months ended March 31, 2008 were $577.6 million, an increase of $9.4 million, or 1.7%, compared to gross premiums written for the three months ended March 31, 2007 of $568.2 million. Our United States business accounted for 46.8% of our gross premiums written for the three months ended March 31, 2008, compared to 52.6% for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, we had net income available to common shareholders of $249.0 million and $86.6 million, respectively. As of March 31, 2008, we had total assets of $9.8 billion and total shareholders’ equity of $2.8 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio under generally accepted accounting principles (“GAAP”) in the United States is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 98.4% for the three months ended March 31, 2008, compared to 96.3% for the three months ended March 31, 2007.

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

The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, our London branch office, and NICL, our London-based insurance company. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.

The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical malpractice, professional liability, non-standard personal and commercial automobile, specialty liability, and property and package.

Premium Outlook

Our net premiums written could decline by as much as 10% for the year ended December 31, 2008 as compared to 2007, principally as a result of competitive market conditions. The potential decrease in our premiums written is expected to be partially offset by new business underwritten by Newline Syndicate 1218, NICL and our U.S. Insurance division.

Critical Accounting Estimates

The consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q have been prepared in accordance with GAAP and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries.

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

Readers should review our 2007 Annual Report on Form 10-K for a more complete description of our significant accounting policies and accounting estimates.

Premium Estimates

We derive our revenues from two principal sources: (i) premiums from insurance placed and reinsurance assumed, net of premiums ceded (net premiums written) and (ii) income from investments. Net premiums written are earned (net premiums earned) as revenue over the terms of the underlying contracts or certificates in force. The relationship between net premiums written and net premiums earned will, therefore, vary depending on the volume and inception dates of the business assumed and ceded, and the mix of such business between proportional and excess of loss reinsurance.

Consistent with our significant accounting policies, for our reinsurance business we utilize estimates in establishing premiums written, the corresponding acquisition expenses, and unearned premium reserves. These estimates are required to reflect differences in the timing of the receipt of accounts from the ceding company and the actual due dates of the accounts at the close of each accounting period.

The following table displays, by division, the estimates included in our consolidated financial statements as of March 31, 2008 and 2007 and December 31, 2007 and 2006 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of		As of	As of
	March 31,	December 31,		March 31,	December 31,
Division	2008	2007	Change	2007	2006	Change

	Gross Premiums Written
Americas	$175.5	$177.5	$(2.0)	$196.2	$218.5	$(22.3)
EuroAsia	136.3	129.9	6.4	138.4	132.1	6.3
London Market	20.6	21.8	(1.2)	44.8	38.5	6.3

Total	$332.4	$329.2	$3.2	$379.4	$389.1	$(9.7)

	Acquisition Costs
Americas	$44.9	$42.5	$2.4	$41.7	$49.4	$(7.7)
EuroAsia	46.1	38.9	7.2	43.9	40.6	3.3
London Market	1.9	2.1	(0.2)	4.5	3.0	1.5

Total	$92.9	$83.5	$9.4	$90.1	$93.0	$(2.9)

	Premiums Receivable
Americas	$130.6	$135.0	$(4.4)	$154.5	$169.1	$(14.6)
EuroAsia	90.2	91.0	(0.8)	94.5	91.5	3.0
London Market	18.7	19.7	(1.0)	40.3	35.5	4.8

Total	$239.5	$245.7	$(6.2)	$289.3	$296.1	$(6.8)

	Unearned Premiums Reserve
Americas	$116.4	$122.9	$(6.5)	$125.7	$139.1	$(13.4)
EuroAsia	87.2	97.2	(10.0)	89.6	100.8	(11.2)
London Market	8.4	10.0	(1.6)	17.6	13.1	4.5

Total	$212.0	$230.1	$(18.1)	$232.9	$253.0	$(20.1)

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

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 1.7% of our gross premiums written for the three months ended March 31, 2008. As a result, we believe the risks of material changes over time are mitigated.

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

We rely on initial and subsequent claims reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $18.2 million and $18.7 million as of

March 31, 2008 and December 31, 2007, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure that the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

The reserve methodologies employed by us are dependent on the nature and quality of the data that we collect from ceding companies. This data primarily consists of loss amounts reported by ceding companies, loss payments made by ceding companies, and premiums written and earned reported by ceding companies or estimated by us. Underwriting and claim information provided by our ceding companies is aggregated by the year in which each treaty is written into groups of business by geographic region and type of business to facilitate analysis, generally referred to as “reserve cells.” These reserve cells are reviewed annually and change over time as our business mix changes. We supplement this information with claims and underwriting audits of specific contracts, internally developed pricing trends, as well as loss trend data developed from industry sources. This information is used to develop point estimates of carried reserves for each business segment. These individual point estimates, when aggregated, represent the total carried losses and LAE reserves carried in our consolidated financial statements. Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. The actuarial techniques for projecting losses and LAE reserves by reserve cell rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing trends to establish the claims emergence in future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date.

Our estimate of ultimate loss is determined based on a review of the results of several commonly accepted actuarial projection methodologies incorporating the quantitative and qualitative information described above. The specific methodologies we utilize in our loss reserve review process include, but may not be limited to (i) incurred and paid loss development methods, (ii) incurred and paid Bornhuetter Ferguson (“BF”) methods and (iii) loss ratio methods. The incurred and paid loss development methods utilize loss development patterns derived from historical loss emergence trends usually based on cedant supplied claim information to determine ultimate loss. These methods assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. Loss ratio methods multiply expected loss ratios, derived from aggregated analyses of internally developed pricing trends, by earned premium to determine ultimate loss. The incurred and paid BF methods are a blend of the loss development and loss ratio methods. These methods utilize both loss development patterns, as well as expected loss ratios, to determine ultimate loss. When using the BF methods, the initial treaty year ultimate loss is based primarily on expected loss ratios. As loss experience matures, the estimate of ultimate loss using this methodology is based primarily on loss development patterns. We generally do not utilize methodologies that are dependent on claim counts reported, claim counts settled or claim counts open. Due to the nature of our business, this information is not routinely provided by ceding companies for every treaty. Consequently, actuarial methods utilizing this information generally cannot be relied upon by us in our loss reserve estimation process. As a result, for much of our business, the separate analysis of frequency and severity loss activity underlying overall loss emergence trends is not practical. Generally, we rely on BF and loss ratio methods for estimating ultimate loss liabilities for more recent treaty years. These methodologies, at least in part, apply a loss ratio, determined from aggregated analyses of internally developed pricing trends across reserve cells, to premium earned on that business. Adjustments to premium estimates generate appropriate adjustments to ultimate loss estimates in the quarter in which they occur using the BF and loss ratio methods. To estimate losses for more mature treaty years, we generally rely on the incurred loss development methodology, which does not rely on premium estimates. In addition, we may use other methods to estimate liabilities for specific types of claims. For property catastrophe losses, we may utilize vendor catastrophe models to estimate ultimate loss soon after a loss occurs, where loss information is not yet reported to us from ceding companies. The provision for asbestos loss liabilities is established based on an annual review of internal and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis. IBNR is determined by subtracting the total of paid loss and case reserves including ACRs from ultimate loss.

We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed.

Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at March 31, 2008.

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

The ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended March 31, 2008 was below our estimates of reserves for losses and LAE as previously established at December 31, 2007 by 0.1%, and for the three months ended March 31, 2007 exceeded our estimates of reserves for losses and LAE as previously established at December 31, 2006 by 0.1%. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions are based upon that information. Every one percentage point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and LAE as of March 31, 2008 will impact pre-tax income by $45.1 million.

If a change were to occur that increases the frequency and severity of claims underlying our March 31, 2008 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

1.0% unfavorable change	$45.1
2.5% unfavorable change	112.8
5.0% unfavorable change	225.5

Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future loss emergence for certain segments of our business. In recent years, we experienced loss emergence, resulting from a combination of higher claim frequency and severity of losses, greater than expectations that were established based on a review of prior years’ loss emergence trends, particularly for business written in the late 1990s and early 2000s. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time. These competitive conditions resulted in price pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the late 1990s and early 2000s.

The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Americas	$4.4	$15.1
EuroAsia	4.7	(3.4)
London Market	(8.4)	(8.6)
U.S. Insurance	(3.0)	(0.7)

Total loss and LAE development	$(2.3)	$2.4

The Americas division reported net increases in prior period loss estimates of $4.4 million and $15.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase in prior period loss estimates for the three months ended March 31, 2008 was principally attributable to an increase in asbestos loss estimates due to loss emergence greater than expectations in the period. The increase in prior period loss estimates for the three months ended March 31, 2007 was primarily due to loss emergence greater than expectations in the period on auto, general liability and aviation business.

The EuroAsia division reported a net increase in prior period loss estimates of $4.7 million for the three months ended March 31, 2008 and a net decrease in prior period loss estimates of $3.4 million for the three months ended March 31, 2007. The increase in prior period loss estimates for the three months ended March 31, 2008 was driven by loss emergence greater than expectations in the period on non-catastrophe property business. The reduction in prior period loss estimates for the three months ended March 31, 2007 was driven by loss emergence lower than expectations in the period on aviation and marine lines of business, partially offset by loss emergence greater than expectations in the period on motor and liability business.

The London Market division reported net decreases in prior period loss estimates of $8.4 million and $8.6 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in prior period loss estimates for the three months ended March 31, 2008 resulted from favorable loss emergence trends on marine, satellite and professional liability business in the period. The decrease in prior period loss estimates for the three months ended March 31, 2007 resulted from favorable loss emergence trends on accident, satellite and aviation business.

The U.S. Insurance division reported net decreases in prior period loss estimates of $3.0 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. The reduction in prior period loss estimates for the three months ended March 31, 2008 was principally attributable to loss emergence lower than expectations in the period on property and professional liability business, partially offset by loss emergence greater than expectations in the period on auto business. The reduction in prior period loss estimates for the three months ended March 31, 2007 was principally attributable to loss emergence lower than expectations in the period on auto business, partially offset by loss emergence greater than expectations in the period on general liability business.

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

The following table summarizes, by type of reserve, the unpaid losses and LAE reserves as of March 31, 2008 and December 31, 2007. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of March 31, 2008			As of December 31, 2007
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
	(In millions)

Americas
Gross	$1,479.0	$1,270.4	$2,749.4	$1,512.6	$1,295.8	$2,808.4
Ceded	(204.2)	(123.6)	(327.8)	(211.3)	(129.8)	(341.1)

Net	1,274.8	1,146.8	2,421.6	1,301.3	1,166.0	2,467.3

EuroAsia
Gross	430.2	287.0	717.2	398.4	262.9	661.3
Ceded	(3.7)	(1.3)	(5.0)	(3.7)	(1.1)	(4.8)

Net	426.5	285.7	712.2	394.7	261.8	656.5

London Market
Gross	364.3	687.1	1,051.4	357.5	675.5	1,033.0
Ceded	(54.4)	(76.7)	(131.1)	(57.2)	(68.9)	(126.1)

Net	309.9	610.4	920.3	300.3	606.6	906.9

U.S. Insurance
Gross	162.5	460.1	622.6	162.9	453.5	616.4
Ceded	(39.3)	(124.9)	(164.2)	(36.9)	(134.6)	(171.5)

Net	123.2	335.2	458.4	126.0	318.9	444.9

Total
Gross	2,436.0	2,704.6	5,140.6	2,431.4	2,687.7	5,119.1
Ceded	(301.6)	(326.5)	(628.1)	(309.1)	(334.4)	(643.5)

Net	$2,134.4	$2,378.1	$4,512.5	$2,122.3	$2,353.3	$4,475.6

The provision for IBNR in unpaid losses and LAE as of March 31, 2008 was $2,378.1 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the three months ended March 31, 2008 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $12.8 million. A change in loss emergence trends that increases unpaid losses and LAE at March 31, 2008 by 2.5% would increase IBNR by $112.8 million.

We have exposure to asbestos, environmental pollution and other latent injury damage claims resulting from contracts written by Clearwater prior to 1986. Exposure arises from reinsurance contracts under which we assumed liabilities from ceding companies, on an indemnity or assumption basis, primarily in connection with general liability insurance policies issued by such ceding companies. Our estimate of our ultimate liability for these exposures includes case basis reserves and a provision for IBNR claims. The provision for asbestos loss liabilities is established based on an annual review of Company and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

Estimation of ultimate asbestos and environmental liabilities is unusually complex due to several factors resulting from the long period between exposure and manifestation of these claims. This lag can complicate the identification of the sources of asbestos and environmental exposure, the verification of coverage, and the allocation of liability among insurers and reinsurers over multiple years. This lag also exposes the claim settlement process to changes in underlying laws and judicial interpretations. There continues to be substantial uncertainty regarding the ultimate number of insureds with injuries resulting from these exposures.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of March 31, 2008, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $212.1 million and $33.9 million, respectively. Due to the uncertainty involving estimates of ultimate asbestos and environmental exposures, management does not attempt to produce a range around its best estimate of loss. See Note 7 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

Net losses and LAE incurred for asbestos claims increased by $4.0 million for the three months ended March 31, 2008. We did not incur net losses and LAE for environmental claims for the three months ended March 31, 2008. We did not incur net losses and LAE related to asbestos and environmental claims for the three months ended March 31, 2007. The following table provides the gross and net asbestos and environmental losses and LAE incurred for the three months ended March 31, 2008 (in millions):

Three Months Ended
March 31, 2008

Asbestos
Gross losses and LAE incurred	$10.7
Net losses and LAE incurred	4.0
Environmental
Gross losses and LAE incurred	$—
Net losses and LAE incurred	—

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

When we purchase reinsurance protection, we cede to reinsurers a portion of our risks and pay premiums based upon the risk and exposure of the policies subject to the reinsurance. Although the reinsurers are liable to us for the reinsurance ceded, we retain the ultimate liability in the event the reinsurers are unable to meet their obligations at some later date.

Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Premiums Written
Direct	$192.4	$160.7
Add: assumed	385.1	407.5
Less: ceded	59.7	42.0

Net	$517.8	$526.2

Premiums Earned
Direct	$180.9	$171.8
Add: assumed	381.8	404.4
Less: ceded	51.3	37.3

Net	$511.4	$538.9

The total amount of reinsurance recoverables on paid and unpaid losses as of March 31, 2008 and December 31, 2007 was $697.5 million and $726.6 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of March 31, 2008 and December 31, 2007 was $44.2 million and $44.4 million, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $1.7 million and $1.5 million as of March 31, 2008 and December 31, 2007, respectively, which has been netted against premiums receivable.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Underwriting Results

Gross Premiums Written.  Gross premiums written for the three months ended March 31, 2008 increased by $9.4 million, or 1.7%, to $577.6 million, compared to $568.2 million for the three months ended March 31, 2007, as reflected in the following table (in millions):

	Three Months
	Ended March 31,		Change
Division	2008	2007	$	%

Americas	$189.6	$217.7	$(28.1)	(12.9)%
EuroAsia	157.9	143.4	14.5	10.1
London Market	101.1	80.3	20.8	25.9
U.S. Insurance	129.0	126.8	2.2	1.7

Total gross premiums written	$577.6	$568.2	$9.4	1.7%

Total reinsurance gross premiums written for the three months ended March 31, 2008 were $385.1 million, compared to $407.5 million for 2007, a decrease of 5.5%. Total insurance gross premiums written for the three months ended March 31, 2008, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $192.5 million, compared to $160.7 million for 2007, an increase of 19.8%.

For the three months ended March 31, 2008, total reinsurance gross premiums written represented 66.7% (71.7% in 2007) of our business, while insurance represented the remaining 33.3% (28.3% in 2007).

Americas.  Gross premiums written in the Americas division for the three months ended March 31, 2008 were $189.6 million, a decrease of $28.1 million, or 12.9%, compared to $217.7 million for the three months ended March 31, 2007. These amounts represented 32.8% of our gross premiums written for the three months ended March 31, 2008 and 38.3% for the three months ended March 31, 2007. Gross premiums written across each geographic region of the Americas division were as follows:

•	United States — Gross premiums written of $141.3 million for the three months ended March 31, 2008 decreased $30.4 million, or 17.7%, compared to $171.7 million for the three months ended March 31, 2007. The decrease in gross premiums written was comprised of a decrease of $37.3 million in casualty business, reflective of more competitive market conditions, offset by an increase in property and marine business.

•	Latin America — Gross premiums written of $37.8 million for the three months ended March 31, 2008 increased $1.7 million, or 4.7%, compared to $36.1 million for the three months ended March 31, 2007. The increase in gross premiums written was due to an increase in proportional business of $1.4 million and an increase in excess of loss business of $0.3 million.

•	Canada — Gross premiums written of $10.3 million for the three months ended March 31, 2008 increased $0.4 million, or 4.0%, compared to $9.9 million for the three months ended March 31, 2007.

EuroAsia.  Gross premiums written in the EuroAsia division for the three months ended March 31, 2008 were $157.9 million, an increase of $14.5 million, or 10.1%, compared to $143.4 million for the three months ended March 31, 2007. These amounts represented 27.4% of our gross premiums written for the three months ended March 31, 2008 and 25.3% in the corresponding period of 2007. Excluding the impact of movements in foreign exchange rates, actual premiums for the calendar year 2008 would have increased by $0.3 million. The increase in premium volume was comprised of increases in property business of $8.7 million, in motor of $4.2 million, in liability of $1.2 million and in all other lines of business of $1.5 million, offset by decreases in accident and marine business of $1.1 million.

London Market.  Gross premiums written in the London Market division for the three months ended March 31, 2008 were $101.1 million, an increase of $20.8 million, or 25.9%, compared to $80.3 million for the three months ended March 31, 2007. These amounts represented 17.5% of our gross premiums written for the three months ended March 31, 2008 and 14.1% for the three months ended March 31, 2007. Gross premiums written across each unit of the London Market division were as follows:

•	London Branch — Gross premiums written of $37.6 million for the three months ended March 31, 2008 decreased $8.8 million, or 19.0%, compared to $46.4 million for the three months ended March 31, 2007. Gross premiums written for property business, which represented 51.8% of the total gross premiums written of the London branch, decreased by $5.6 million, or 22.3%, for the three months ended March 31, 2008 compared to the corresponding period of 2007. Marine and aviation business decreased by $2.6 million, or 16.5%, for the three months ended March 31, 2008, compared to the corresponding period in 2007. Casualty business decreased by $0.6 million, or 11.3%, for the three months ended March 31, 2008 compared to the corresponding period of 2007. The overall decrease is the result of share reductions and non-renewal of business not meeting our underwriting criteria.

•	Newline/NICL — Gross premiums written of $63.5 million for the three months ended March 31, 2008 increased $29.6 million, or 87.3%, compared to $33.9 million for the three months ended March 31, 2007. This increase was attributable to new medical malpractice and motor business.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the three months ended March 31, 2008 were $129.0 million, an increase of $2.2 million, or 1.7%, compared to $126.8 million for the three months ended March 31, 2007. These amounts represented 22.3% of our gross premiums written for each of the three month periods ended March 31, 2008 and 2007. Lines of business which experienced the greatest change in gross premiums written during the first quarter of 2008 were as follows:

•	Property and package gross premiums written for the three months ended March 31, 2008 were $17.6 million, compared to $8.2 million during the corresponding 2007 period. The increase was primarily due to crop program business which contributed $11.2 million.

•	Professional liability gross premiums written for the three months ended March 31, 2008 were $33.7 million, compared to the corresponding 2007 period of $31.8 million. The increase was primarily related to increased writings in the environmental liability program.

•	Medical malpractice gross premiums written were $34.8 million for the three months ended March 31, 2008, compared to $37.5 million for the three months ended March 31, 2007. The decrease in this segment was principally the result of continued competitive market conditions.

•	Our personal auto business, which primarily includes non-standard auto business written in California, decreased $9.2 million, or 58.6%, to $6.5 million for the three months ended March 31, 2008, compared to $15.7 million for the prior year period. This was primarily due to the effect of the cancellation of several programs during the year ended December 31, 2007.

•	Commercial auto increased $2.5 million, to $13.2 million, for the three months ended March 31, 2008, from $10.7 million for the corresponding period in 2007. This increase resulted from the introduction of a new program covering the logging industry.

Ceded Premiums Written.  Ceded premiums written for the three months ended March 31, 2008 increased by $17.7 million, or 42.1%, to $59.7 million (10.3% of gross premiums written) from $42.0 million (7.4% of gross premiums written) for the three months ended March 31, 2007. The increase in ceded premiums written was primarily related to the London Market and U.S. Insurance divisions, as further discussed below.

Net Premiums Written.  Net premiums written for the three months ended March 31, 2008 decreased by $8.4 million, or 1.6%, to $517.8 million from $526.2 million for the three months ended March 31, 2007, as reflected in the following table (in millions):

	Three Months
	Ended March 31,		Change
Division	2008	2007	$	%

Americas	$185.3	$211.7	$(26.4)	(12.5)%
EuroAsia	150.8	134.8	16.0	11.9
London Market	84.1	70.9	13.2	18.6
U.S. Insurance	97.6	108.8	(11.2)	(10.3)

Total net premiums written	$517.8	$526.2	$(8.4)	(1.6)%

Americas.  Net premiums written in the Americas division for the three months ended March 31, 2008 were $185.3 million, compared to $211.7 million for the 2007 period, a decrease of 12.5%. These amounts represented 35.8% of our net premiums written for the three months ended March 31, 2008 and 40.2% for the three months ended March 31, 2007. The net retention ratio, which represents net premiums written as a per cent of gross premiums written, was 97.7% for the three months ended March 31, 2008, compared to 97.2% for the three months ended March 31, 2007.

The decrease in net premiums written in the Americas Division is consistent with the 12.9% decrease in gross premiums written related to the decrease in casualty business, offset by the increase in property and marine business.

EuroAsia.  Net premiums written in the EuroAsia division for the three months ended March 31, 2008 were $150.8 million, compared to $134.8 million for 2007, an increase of 11.9%. These amounts represented 29.1% of our net premiums written for the three months ended March 31, 2008 and 25.6% for the three months ended March 31, 2007. The net retention ratio for the three months ended March 31, 2008 was 95.5%, compared to 94.0% for the three months ended March 31, 2007.

The increase in net premiums written is comprised of the increase in gross premiums written of $14.5 million and the reduction in ceded premiums written of $1.5 million related to the decrease in deposit premiums related to our property catastrophe and facultative reinsurance protection.

London Market.  Net premiums written in the London Market Division for the three months ended March 31, 2008 were $84.1 million, compared to $70.9 million for 2007, an increase of 18.6%. These amounts represented 16.3% of our net premiums written for the three months ended March 31, 2008 and 13.5% for the three months ended March 31, 2007. The net retention ratio was 83.2% for the three months ended March 31, 2008, compared to 88.3% for the three months ended March 31, 2007.

The increase in net premiums written consisted of an increase in gross premiums written of $20.8 million, offset by an increase in ceded premiums written of $7.6 million. The increase in ceded premiums written was primarily related to a change in the retention level of Newline Syndicate 1218’s excess of loss contract and an increase in cessions associated with a new program incepting in the first quarter of 2008.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the three months ended March 31, 2008 were $97.6 million, compared to $108.8 million for the three months ended March 31, 2007, a decrease of 10.3%. These amounts represented 18.8% of our net premiums written for the three months ended March 31, 2008 and 20.7% for the three months ended March 31, 2007. The net retention ratio was 75.7% for the three months ended March 31, 2008, compared to 85.8% for the three months ended March 31, 2007.

The decrease in net premiums written consisted of an increase in gross premiums written of $2.2 million, offset by an increase in ceded premiums written of $13.4 million. The increase in ceded premiums written was attributable to the final premium adjustment on the 2007 crop year program business and an increase in the quota share reinsurance on our medical malpractice class of business.

Net Premiums Earned.  Net premiums earned for the three months ended March 31, 2008 decreased by $27.5 million, or 5.1%, to $511.4 million, from $538.9 million for the three months ended March 31, 2007. Net premiums earned decreased by $24.4 million, or 11.1%, in the Americas division, $4.5 million, or 5.6%, in the London Market division and $4.8 million, or 4.8%, in the U.S. Insurance division, offset by an increase of $6.2 million, or 4.5%, in the EuroAsia division. We expect that the lower level of net premiums written for the remainder of 2008 will result in reduced net premiums earned in subsequent quarters.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $15.2 million, or 4.1%, to $352.3 million for the three months ended March 31, 2008, from $367.5 million for the three months ended March 31, 2007, as follows (in millions):

	Three Months
	Ended March 31,		Change
	2008	2007	$	%

Gross losses and LAE incurred	$390.4	$386.4	$4.0	1.0%
Less: ceded losses and LAE incurred	38.1	18.9	19.2	101.6

Net losses and LAE incurred	$352.3	$367.5	$(15.2)	(4.1)%

The decrease in net losses and LAE incurred was principally related to a decline in net earned premium of $27.5 million, to $511.4 million for the three months ended March 31, 2008, from $538.9 million for the three months ended March 31, 2007. Losses and LAE for the three months ended March 31, 2008 included a decrease in prior period losses of $2.3 million, principally attributable to decreased loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions. This decrease was partially offset by increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas and EuroAsia divisions. Losses and LAE for the three months ended March 31, 2007 included an increase in prior period losses of $2.4 million principally due to loss emergence greater than expectations in the period on auto, general liability and aviation business written in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and EuroAsia divisions.

Ceded losses and LAE incurred for the three months ended March 31, 2008 increased by $19.2 million, or 101.6%, to $38.1 million, from $18.9 million for the three months ended March 31, 2007. This increase is principally attributable to increased loss cessions on casualty excess of loss contracts.

The loss and LAE ratio for the three months ended March 31, 2008 and 2007 and the percentage point change for each of our divisions and in total are as follows:

	Three Months
	Ended		Percentage
	March 31,		Point
Division	2008	2007	Change

Americas	66.9%	67.1%	(0.2)
EuroAsia	77.5	73.7	3.8
London Market	62.8	63.9	(1.1)
U.S. Insurance	64.9	66.6	(1.7)

Total losses and LAE ratio	68.9%	68.2%	0.7

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended March 31, 2008 and 2007 (in millions):

Three Months Ended March 31, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$131.4	66.9%	$111.0	77.5%	$48.2	62.8%	$61.7	64.9%	$352.3	68.9%
Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	12.5	8.7	—	—	—	—	12.5	2.4
China winter storms	—	—	10.0	7.0	—	—	—	—	10.0	2.0
Australian floods	9.5	4.9	2.3	1.6	—	—	—	—	11.8	2.3
Other 2008 events	2.0	1.0	0.6	0.4	0.9	1.2	—	—	3.5	0.7

Prior period events	(1.3)	(0.7)	0.1	0.1	1.9	2.5	—	—	0.7	0.1

Total catastrophe losses	10.2	5.2	25.5	17.8	2.8	3.7	—	—	38.5	7.5
Prior period loss development including prior period catastrophe losses	$4.4	2.2%	$4.7	3.3%	$(8.4)	(11.0)%	$(3.0)	(3.2)%	$(2.3)	(0.4)%

Three Months Ended March 31, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$148.1	67.1%	$101.0	73.7%	$51.9	63.9%	$66.5	66.6%	$367.5	68.2%
Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	22.8	16.6	9.3	11.5	—	—	32.1	6.0
Jakarta Floods	—	—	5.5	4.0	—	—	—	—	5.5	1.0
Other 2007 events	2.2	1.0	3.5	2.6	1.5	1.8	—	—	7.2	1.3

Prior period events	(0.8)	(0.4)	(0.9)	(0.7)	(0.3)	(0.4)	(0.1)	(0.1)	(2.1)	(0.4)

Total catastrophe losses	1.4	0.6	30.9	22.5	10.5	12.9	(0.1)	(0.1)	42.7	7.9
Prior period loss development including prior period catastrophe losses	$15.1	6.8%	$(3.4)	(2.5)%	$(8.6)	(10.6)%	$(0.7)	(0.7)%	$2.4	0.4%

Americas Division — Losses and LAE decreased $16.7 million, or 11.3%, to $131.4 million for the three months ended March 31, 2008, from $148.1 million for the three months ended March 31, 2007. This resulted in a loss and LAE ratio of 66.9% for the three months ended March 31, 2008, compared to 67.1% for the three months ended March 31, 2007. This decrease in losses and LAE was principally due to a decline in net earned premium of $24.4 million, to $196.4 million for the three months ended March 31, 2008, from $220.8 million for the three months ended March 31, 2007, and a decrease in prior period losses of $10.7 million, to $4.4 million for the three months ended March 31, 2008, from $15.1 million for the three months ended March 31, 2007. Losses and LAE for the three months ended March 31, 2008 included an increase in prior period losses of $4.4 million, principally attributable to increased asbestos loss estimates due to loss emergence greater than expectations in the period. Losses and LAE for the three months ended March 31, 2007 included an increase in prior period losses of $15.1 million, principally attributable to loss emergence greater than expectations in the period on auto, general liability and aviation lines of business.

EuroAsia Division — Losses and LAE increased $10.0 million, or 9.9%, to $111.0 million for the three months ended March 31, 2008, from $101.0 million for the three months ended March 31, 2007. This resulted in a loss and LAE ratio of 77.5% for the three months ended March 31, 2008, compared to 73.7% for the three months ended March 31, 2007. This increase in losses and LAE was principally due to an increase in prior period losses of $8.1 million, to an increase of $4.7 million for the three months ended March 31, 2008, from a decrease of $3.4 million for the three months ended March 31, 2007, and an increase in net earned premium of $6.2 million, to $143.3 million for the three months ended March 31, 2008, from $137.1 million for the three months ended March 31, 2007. Losses and LAE for the three months ended March 31, 2008 included an increase in prior period losses of $4.7 million, principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business. Losses and LAE for the three months ended March 31, 2007 included a decrease in prior period losses of $3.4 million, principally due to favorable loss emergence on aviation and marine lines of business in the period, partially offset by unfavorable loss emergence on motor and liability business.

London Market Division — Losses and LAE decreased $3.7 million, or 7.1%, to $48.2 million for the three months ended March 31, 2008, from $51.9 million for the three months ended March 31, 2007. This resulted in a loss and LAE ratio of 62.8% for the three months ended March 31, 2008, compared to 63.9% for the three months ended March 31, 2007. This decrease in losses and LAE was principally due to a reduction in current year catastrophe losses of $9.9 million, to $0.9 million for the three months ended March 31, 2008, from $10.8 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, losses and LAE included a decrease in prior period losses of $8.4 million, principally due to favorable loss emergence on marine, satellite and professional liability business in the period. For the three months ended March 31, 2007, losses and LAE included a decrease in prior period losses of $8.6 million, principally due to favorable loss emergence on satellite, accident, and aviation business in the period.

U.S. Insurance Division — Losses and LAE decreased $4.8 million, or 7.2%, to $61.7 million for the three months ended March 31, 2008, from $66.5 million for the three months ended March 31, 2007. This resulted in a loss and LAE ratio of 64.9% for the three months ended March 31, 2008, compared to 66.6% for the three months ended March 31, 2007. This decrease in losses and LAE was principally related to a decrease in prior period losses of $2.3 million, to a decrease of $3.0 million for the three months ended March 31, 2008, from a decrease of $0.7 million for the three months ended March 31, 2007, and a decrease in net earned premium of $4.8 million, to $95.1 million for the three months ended March 31, 2008, from $99.9 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, losses and LAE included a decrease in prior period losses of $3.0 million, principally due to favorable loss emergence on property and professional liability business in the period, partially offset by loss emergence greater than expectations in the period on auto business. For the three months ended March 31, 2007, losses and LAE included a decrease in prior period losses of $0.7 million, principally due to favorable loss emergence on auto business, partially offset by unfavorable loss emergence on general liability business.

Acquisition Costs.  Acquisition costs for the three months ended March 31, 2008 were $108.1 million, an increase of $0.3 million, or 0.3%, compared to $107.8 million for the three months ended March 31, 2007. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 21.1% for the three months ended March 31, 2008, compared to 20.0% for the three months ended March 31, 2007, an increase of 1.1 points. The Americas and U.S. Insurance divisions’ acquisition ratios increased by 1.9 points and 4.3 points, respectively. The EuroAsia division’s and London Market’s acquisition expense ratios decreased by 1.4 points and 0.2 points, respectively, for the three months ended March 31, 2008 compared to the corresponding period in 2007.

Other Underwriting Expenses.  Other underwriting expenses for the three months ended March 31, 2008 were $42.8 million, compared to $43.6 million for the three months ended March 31, 2007. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.4% for the three months ended March 31, 2008, compared to 8.1% for the corresponding period in 2007. The increase in other underwriting expense ratio was attributable to a decrease in net premiums earned while the underwriting expense remained relatively unchanged.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended March 31, 2008 and 2007 for each of our divisions:

	Three Months
	Ended		Percentage
	March 31,		Point
Division	2008	2007	Change

Americas	33.0%	30.3%	2.7
EuroAsia	25.8	27.1	(1.3)
London Market	27.0	26.5	0.5
U.S. Insurance	29.9	25.9	4.0

Total acquisition costs and other underwriting expense ratio	29.5%	28.1%	1.4

Our combined ratio was 98.4% for the three months ended March 31, 2008, compared to 96.3% for the three months ended March 31, 2007. The following table reflects the combined ratio for the three months ended March 31, 2008 and 2007 for each of our divisions:

	Three Months
	Ended		Percentage
	March 31,		Point
Division	2008	2007	Change

Americas	99.9%	97.4%	2.5
EuroAsia	103.3	100.8	2.5
London Market	89.8	90.4	(0.6)
U.S. Insurance	94.8	92.5	2.3

Total combined ratio	98.4%	96.3%	2.1

Investment Results

Net Investment Income.  Net investment income for the three months ended March 31, 2008 decreased by $8.4 million, or 10.3%, to $73.1 million, from $81.5 million for the three months ended March 31, 2007. Net investment income was comprised of gross investment income of $83.8 million less investment expenses of $10.7 million for the three months ended March 31, 2008, compared to gross investment income of $91.7 million less investment expenses of $10.2 million for the three months ended March 31, 2007. The decrease in net investment income for the three months ended March 31, 2008 was primarily attributable to the following:

•	an increase of $803.6 million, or 11.2%, in average invested assets for the three months ended March 31, 2008, compared to the corresponding period in 2007;

•	a decrease of $3.5 million in net investment income from equity investments for the three months ended March 31, 2008 compared to the corresponding period in 2007. Net income of common stocks, at equity, decreased by $5.8 million, offset by an increase in dividends on common stocks of $2.3 million;

•	a decrease in investment income from short-term investments and cash of $6.7 million or 26.9% for the three months ended March 31, 2008, compared to the corresponding period in 2007, which is representative of a shift from shorter term to longer term investments and a decrease in short-term interest rates over the same period; and

•	a decrease in income from other invested assets of $1.6 million for the three months ended March 31, 2008 compared to the corresponding period in 2007, which is primarily comprised of income from hedge funds and private equity funds accounted for under the equity method; offset by:

•	an increase in investment income from fixed income securities of $3.9 million, or 8.8%, for the three months ended March 31, 2008, compared to the corresponding period in 2007;

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances was 3.8% and 4.7% for the three months ended March 31, 2008 and 2007, respectively.

Interest expense on funds held of $1.9 million for the three months ended March 31, 2008, which primarily relates to our Whole Account Excess of Loss Agreements and is included in investment expenses, represented a decrease of $0.2 million, or 9.5%, from $2.1 million for the three months ended March 31, 2007. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $323.0 million for the three months ended March 31, 2008 increased by $274.9 million, from $48.1 million for the three months ended March 31, 2007. The increase in net realized investment gains was principally due to the following:

•	an increase in net realized investment gains on derivative securities of $240.6 million, primarily attributable to the net change in fair value of our credit default swaps and total return swaps on indexes, caused by widening credit spreads and declining equity indexes;

•	higher net realized investment gains on fixed income securities of $33.8 million;

•	an increase in foreign exchange realized investment gains on short-term investments of $20.6 million resulting from the weakening of the U.S. dollar versus foreign currencies; and

•	an increase in net mark-to-market realized investment gains of $10.0 million on short positions; offset by:

•	lower net realized investment gains on equity securities of $31.5 million, which include other-than-temporary write-downs of equity securities of $35.4 million during the three months ended March 31, 2008.

During the three months ended March 31, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $40.9 million relating to fixed income securities of $5.0 million, equity securities of $35.4 million and preferred stock of $0.5 million. There were no other-than-temporary write-downs of investments during the three months ended March 31, 2007. Other-than-temporary impairments reflect situations where the fair value was below the cost of the security, and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the three months ended March 31, 2008 and 2007 were $11.1 million and $5.5 million, respectively. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The increase of $5.6 million for the three months ended March 31, 2008 compared to 2007 was primarily comprised of: (i) a decrease of $0.5 million in compensation expense, (ii) a decrease of $0.5 million relating to charitable contributions, (iii) a decrease in legal fees of $0.8 million, and (iv) a decrease in audit fees of $0.6 million; offset by: (v) an increase in foreign exchange related adjustments of $7.8 million, primarily related to the strengthening of the Euro during the three months ended March 31, 2008.

Interest Expense.  We incurred interest expense related to our debt obligations of $9.0 million and $9.5 million for the three months ended March 31, 2008 and 2007, respectively. The lower amount of interest expense in 2008 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the three months ended March 31, 2008 increased by $87.4 million, to $133.3 million, compared to $45.9 million for the three months ended March 31, 2007, resulting from increased pre-tax income. Our effective tax rates were 34.7% and 34.1% for the three months ended March 31, 2008 and 2007, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $1.9 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our shareholders’ equity increased by $158.1 million, or 6.0%, to $2,812.8 million as of March 31, 2008, from $2,654.7 million as of December 31, 2007. The net increase as of March 31, 2008 compared to December 31, 2007 was primarily attributable to net income of $250.9 million. Offsetting these increases were dividends on preferred and common shares of $6.2 million and the repurchase of $77.5 million of our common shares, under our repurchase program. Our book value per common share was $40.32 as of March 31, 2008, representing an increase of $3.54, or 9.6%, from our book value per common share of $36.78 as of December 31, 2007.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, which is used in our book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their return on equity calculation.

	As of	As of
	March 31,	December 31,
	2008	2007
	(In millions, except share
	and per share amounts)

Total shareholders’ equity	$2,812.8	$2,654.7
Less: shareholders’ equity related to preferred stock	97.5	97.5

Total common shareholders’ equity	$2,715.3	$2,557.2

Common shares outstanding	67,338,246	69,521,494

Book value per common share	$40.32	$36.78

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. The holding company received dividends from Odyssey America of $160.0 million during 2008 and $155.0 million for the year ended December 31, 2007. During 2008, Odyssey America can pay dividends to the holding company of $292.3 million without prior regulatory approval. During the second quarter of 2008, Odyssey America received the approval of the Connecticut Insurance Department to pay an extraordinary dividend of $150.0 million to the holding company. The dividend will be used for general corporate purposes including the continued repurchase of our common stock pursuant to our publicly announced share repurchase plan. Holding company cash, cash equivalents and short-term investments equaled $38.0 million as of March 31, 2008, as compared to $56.5 million as of December 31, 2007.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.1 billion during 2008. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of March 31, 2008, our operating subsidiaries maintained cash and cash equivalents of $802.9 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 90.1% of our total reinsurance recoverables as of March 31, 2008, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of March 31, 2008, net of the reserve for uncollectible reinsurance, was $69.4 million. The top ten reinsurers measured on total reinsurance recoverables represented $41.0 million, or 59.1% of the total paid loss recoverable, of which $7.4 million is fully collateralized and the remaining $33.6 million is with highly rated companies. The remaining $28.4 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $2.9 million net of the reserve on uncollectible reinsurance.

Cash provided by operations was $107.3 million for the three months ended March 31, 2008, compared to $101.9 million for the three months ended March 31, 2007. This reflects an increase in cash provided by operations of $5.4 million, or 5.3%, over the corresponding period of 2007.

Total investments and cash amounted to $8.1 billion as of March 31, 2008, an increase of $334.2 million compared to December 31, 2007. Our average invested assets were $7.9 billion for the three months ended March 31, 2008, as compared to $7.1 billion for the three months ended March 31, 2007. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 26.9% and 18.5% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of March 31, 2008 and December 31, 2007, respectively. Total fixed income securities were $4.3 billion as of March 31, 2008, compared to $4.6 billion as of December 31, 2007. As of March 31, 2008, 91.8% of our fixed income portfolio was rated “AAA”, with a minimal amount of securities rated below investment grade. The duration of our investment portfolio, including cash and cash equivalents, was 5.7 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained within our portfolio.

Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of March 31, 2008 and December 31, 2007, we had receivables for securities sold of $9.1 million and $23.6 million, respectively, which are included in other assets, and payables for securities purchased of $23.6 million and $27.1 million, respectively, which are included in other liabilities.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the three months ended March 31, 2008 and 2007, the average annual interest rate on the Series C Notes was 7.10% and 7.87%, respectively.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us in 2009 at their par value, plus accrued and unpaid interest. For the three months ended March 31, 2008 and 2007, the average annual interest rate on each series of notes was 6.80% and 7.56%, respectively.

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

As of March 31, 2008, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at our option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if our debt rating changes.

On June 15, 2007, our Board of Directors authorized a share repurchase program. Under the initial authorization, effective as of such date, we were authorized to repurchase shares of our common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200.0 million. On March 18, 2008, we announced that our Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the three months ended March 31, 2008, we repurchased and retired 2,114,500 shares of our common stock, at a cost of $77.5 million, an average repurchase price of $36.64 per share.

From inception of the program through May 5, 2008, we repurchased and retired 5,825,489 shares of our common stock at a total cost of $212.0 million, of which 1,074,000 shares were purchased from April 1, 2008 through May 5, 2008, at a cost of $40.0 million.

We participate in Lloyd’s through our 100% ownership of Newline, through which we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $207.0 million as of March 31, 2008 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by us. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our consolidated financial position. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of March 31, 2008, Odyssey America continues to have a par value of $88.1 million, or approximately £44.3 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of March 31, 2008 is $115.9 million, or approximately £58.3 million equivalent. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

On February 21, 2008, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share. The dividend was paid on March 28, 2008 to all common shareholders of record as of March 14, 2008, resulting in an aggregate dividend payment of $4.3 million.

On February 21, 2008, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative Series A preferred shares and $0.4485156 (equal to 7.176% per annum) per share on our floating rate Series B preferred shares. Total dividends of $1.9 million were paid on April 20, 2008 to Series A and Series B preferred shareholders of record on March 31, 2008.

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

Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157,” which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

We adopted SFAS 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of SFAS 157 were not applied to non-financial assets (goodwill and intangible assets) held by us and measured annually for impairment testing purposes only. The adoption of SFAS 157, for all other assets and liabilities held by us, did not have a material effect on our results of operations, financial position or liquidity. We will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and do not expect the provisions to have a material effect on our results of operations, financial position or liquidity.

On January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We elected the FVO for one investment that had previously been recorded under the equity method of accounting. On January 1, 2008, we discontinued applying the equity method of accounting for this investment and, in accordance with SFAS 159, carry the investment at fair value with changes in fair value recognized as realized gains or losses in our consolidated statements of operations. As a result of adopting the FVO for this investment, we recorded a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, which had been included in accumulated other comprehensive income, to retained earnings as of January 1, 2008. In addition, SFAS 159 amended SFAS 95, “Statement of Cash Flows,” to allow cash payments and receipts related to trading securities to be classified according to the investment intent. As a result of the amendment to SFAS 95, as of January 1, 2008, we have classified our trading activity within the investing activities section of our consolidated statements of cash flows due to the investment nature of the transactions.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R).” In accordance with SFAS 158, as of December 31, 2006, we recognized the underfunded status of our pension and postretirement benefit plans, as a liability on our consolidated balance sheet, and recognize the changes in the funded status, in the year in which the changes occur, through other comprehensive income. SFAS 158 also requires employers to measure plan assets and liabilities as of the date of their financial statements. Accordingly, the measurement date for two of our benefit plans has been changed from October 1 to December 31. We have elected to apply the “fifteen-month” approach for these two benefit plans, to measure plan assets and liabilities as of the plans’ current measurement date, October 1, 2007, for a fifteen-month period through December 31, 2008. On January 1, 2008, we recorded a transition adjustment of $1.2 million, net of tax, decreasing retained earnings, and $0.1 million, net of tax, increasing accumulated other comprehensive income, related to the change in the measurement date for the two benefit plans. SFAS 158 does not require retrospective application.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1 (“SOP 07-1”), “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investments Companies,” to assist entities in determining if the guidance of the AICPA Audit and Accounting Guide for Investment Companies should be followed and whether the industry accounting should be utilized by parent companies and other investees that exercise significant influence over the investment company. SOP 07-1 requires extensive disclosures, if the entity falls under the definition of an investment company, or the entity is a parent or equity method investor that owns an investment that falls within the scope of investment company accounting. We anticipate that the adoption of SOP 07-1 will not have a material effect on our consolidated financial position or results of operations. SOP 07-1 will require us to make additional disclosures regarding certain investments. In February 2008, the FASB issued FASB Staff Position (“FSP”) SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1,” which indefinitely delayed the effective date of SOP 07-1 until further review can be performed by the FASB to determine the proper application of this pronouncement.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. While earlier application is encouraged, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 does not require, but encourages comparative application to prior periods at the initial adoption date. We are currently evaluating the impact of the adoption of SFAS 161, if any, on our disclosures within our financial statements.

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

The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008. The

information appearing under “Risk Factors” in such Annual Report on Form 10-K is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of March 31, 2008, our total investments and cash of $8.1 billion includes $4.3 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

The table below displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of March 31, 2008 and December 31, 2007, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of March 31, 2008			As of December 31, 2007
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
	(In millions)

200 basis point rise	$3,646.4	$(619.9)	(14.5)%	$4,127.1	$(518.3)	(11.2)%
100 basis point rise	3,932.5	(333.8)	(7.8)	4,367.4	(278.0)	(6.0)
Base scenario	4,266.3	—	—	4,645.4	—	—
100 basis point decline	4,658.7	392.4	9.2	4,969.1	323.7	7.0
200 basis point decline	5,108.7	842.4	19.7	5,335.9	690.5	14.9

The preceding table indicates an asymmetric fair value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent 4% of the fair value of the total fixed income portfolio as of both March 31, 2008 and December 31, 2007. The asymmetric fair value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting fair value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher fair values in that environment).

As of March 31, 2008, we had net unrealized gains of $90.2 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $178.3 million, offset by gross unrealized depreciation of $88.1 million, which includes gross unrealized appreciation of $152.7 million and gross unrealized depreciation of $87.1 million related to fixed income securities and common stocks carried at fair value.

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

As of March 31, 2008 and December 31, 2007, 95.7% and 96.1%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 4.3% and 3.9%, respectively, rated below investment grade.

We have purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. We assess the reasonableness of the fair values of the credit default swaps by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The total cost of the credit default swaps was $70.7 million and $94.2 million as of March 31, 2008 and December 31, 2007, respectively, and the fair value was $239.2 million and $307.6 million, as of March 31, 2008 and December 31, 2007, respectively. The notional amount of the credit default swaps was $4.1 billion and $5.0 billion as of March 31, 2008 and December 31, 2007, respectively. The credit default swaps had net realized gains of $167.4 million and $12.4 million for the three months ended March 31, 2008 and 2007, respectively. For the April 1 to April 25, 2008 period, the net realized investment loss related to our credit default swaps was $72.3 million. The fair value of the $4.1 billion notional amount of credit default swaps that we held as of April 25, 2008 was $166.9 million. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at March 31, 2008 was $178.4 million, of which we do not have the right to sell or repledge $100.1 million. We have not exercised our right to sell or repledge the remaining $78.3 million of this collateral.

As of March 31, 2008, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.

Equity Price Risk

We have investments in total return swaps, as an economic hedge against a general decline in our equity portfolio. The total return swaps had aggregate notional amounts of $691.0 million as of both March 31, 2008 and December 31, 2007. The margin maintenance requirement related to the total return swaps was $203.5 million and $205.7 million as of March 31, 2008 and December 31, 2007, respectively. The swap transactions terminate during the second quarter of 2008. As of March 31, 2008 and December 31, 2007, we have provided $220.0 million and $210.9 million, respectively, of U.S. Treasury securities as collateral for the swap transactions. The swap transactions are recorded at their fair value of $65.0 million and $3.8 million as of March 31, 2008 and December 31, 2007, respectively, in other invested assets and changes in the fair value are recorded as realized gains or losses in the consolidated statement of operations in the period in which they occur. For the three months ended March 31, 2008 and 2007, the swap transactions had net realized gains of $69.7 million and $2.1 million, respectively.

In connection with the swap transactions, we own SPDRs and XLF index call options at a cost of $0.8 million and $1.0 million, with a strike price of approximately 127.5% and 127.8% of the notional amount of the swap transactions as of March 31, 2008 and December 31, 2007, respectively. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. Our maximum potential loss on the swap and option transactions was $190.9 and $193.2 million as of March 31, 2008 and December 31, 2007, respectively. We plan to continue to purchase short-dated call options in 2008 in an effort to reduce the maximum potential loss on the swaps to approximately 20% of the swap notional value. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statement of operations. For the three months ended March 31, 2008 and 2007, the call options had net realized losses of $0.2 million and $6.9 million, respectively.

We also entered into and subsequently closed a total return swap referenced to an equity security during the first quarter of 2008. Upon sale, we recognized a realized investment gain of $5.3 million.

In addition, as of March 31, 2008 and December 31, 2007, we had short positions of $51.2 million and $62.3 million, respectively, of primarily equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $39.2 million and $60.7 million, respectively. Net realized gains of $17.6 million and $7.6 million for the three months ended March 31, 2008 and 2007, respectively, were recognized in our consolidated statements of operations. As of March 31, 2008 and December 31, 2007, we provided cash of $59.6 million and $195.8 million, respectively, as collateral for the borrowed securities.

In connection with the short sales described above, we purchased a SPDR call option as protection at a cost of $0.1 million. The call option is recorded at fair value in other invested assets in the consolidated balance sheet, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2008 and 2007, the call option had net realized losses of $0.1 million and $0.7 million, respectively.

As of March 31, 2008 and December 31, 2007, 13.1% and 13.4%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 11.4% and 11.6% as of March 31, 2008 and December 31, 2007, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in fair value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $92.8 million and $90.3 million as of March 31, 2008 and December 30, 2007, respectively, in the fair value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of March 31, 2008 and December 31, 2007, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $2.3 billion and $2.1 billion, respectively, or 28.2% and 26.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the Euro, which represented 11.2% and 9.5% of our total investments and cash as of March 31, 2008 and December 31, 2007, respectively, the British pound, which represented 9.3% and 9.2% of our total investments and cash as of March 31, 2008 and December 31, 2007, respectively, and the Canadian dollar, which represented 4.3% and 4.2%, of our total investments and cash as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $228.4 million decline in the fair value of our total investments and cash, before taxes.

Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being the Euro, the British pound, and Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of March 31, 2008 and December 31, 2007, we were party to forward currency contracts with notional amounts of $247.4 million and $149.2 million, respectively. As of March 31, 2008 and December 31, 2007, the fair value of these contracts is reported in other invested assets and other liabilities at $1.8 million and $2.8 million, respectively. Forward currency contracts had net realized gains of $4.6 million for the three months ended March 31, 2008.

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

Based on our review, we recognized other-than-temporary impairment losses in the amount of $40.9 million before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains for the three months ended March 31, 2008.

The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2008 and December 31, 2007 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
March 31, 2008	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$361.2	$(1.7)	1	$456.6	$(6.4)	4	$817.8	$(8.1)	5
States, municipalities and political subdivisions	21.8	(0.3)	2	29.1	(0.4)	5	50.9	(0.7)	7
Foreign governments	43.9	(0.1)	4	36.4	(1.2)	3	80.3	(1.3)	7

Total investment grade	426.9	(2.1)	7	522.1	(8.0)	12	949.0	(10.1)	19

Fixed income securities non-investment grade, corporate	13.8	(1.6)	4	—	—	—	13.8	(1.6)	4

Total fixed income securities	440.7	(3.7)	11	522.1	(8.0)	12	962.8	(11.7)	23
Preferred stocks, at fair value	0.5	(0.9)	1	—	—	—	0.5	(0.9)	1
Common stocks, at fair value	413.3	(75.3)	22	—	—	—	413.3	(75.3)	22

Total temporarily impaired securities	$854.5	$(79.9)	34	$522.1	$(8.0)	12	$1,376.6	$(87.9)	46

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2007	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$950.9	$(28.9)	7	$950.9	$(28.9)	7
States, municipalities and political subdivisions	9.7	(0.1)	3	20.8	(0.2)	3	30.5	(0.3)	6
Foreign governments	535.2	(7.3)	7	160.6	(2.8)	8	695.8	(10.1)	15
Corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	544.9	(7.4)	10	1,132.8	(31.9)	19	1,677.7	(39.3)	29

Fixed income securities non-investment grade, corporate	26.7	(3.1)	6	—	—	—	26.7	(3.1)	6

Total fixed income securities	571.6	(10.5)	16	1,132.8	(31.9)	19	1,704.4	(42.4)	35
Preferred stocks, at fair value	0.5	(0.9)	1	—	—	—	0.5	(0.9)	1
Common stocks, at fair value	289.9	(27.1)	7	—	—	—	289.9	(27.1)	7

Total temporarily impaired securities	$862.0	$(38.5)	24	$1,132.8	$(31.9)	19	$1,994.8	$(70.4)	43

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

On February 8, 2007, we were added as a co-defendant in an existing action against our majority shareholder, Fairfax, and certain of Fairfax’s officers and directors, who include certain of our current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. Motions to dismiss this suit have been filed, briefed and argued by Fairfax and by us. It is uncertain when the judge will rule on these motions. We intend to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

In July 2006, Fairfax, our majority shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares. In January 2008, certain of these defendants filed a counterclaim and third party complaint against Fairfax, naming certain third party defendants, including OdysseyRe and certain of our directors. This complaint alleged, among other things, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. On February 7, 2008, the judge in this matter dismissed Fairfax’s complaint with respect to these two defendants, but permitted Fairfax to file an amended complaint on or prior to March 27, 2008. The defendants withdrew their counterclaim on March 5, 2008. Fairfax filed an amended complaint with respect to these two defendants on March 27, 2008. It is uncertain when the judge will take further action in this matter. OdysseyRe denies the allegations and intends to vigorously defend against this complaint.

We and our subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations; in management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to our financial condition or results of operations.

PART II — Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in our 2007 Annual Report on Form 10-K filed with the SEC on February 28, 2008.

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Odyssey Re Holdings Corp. share repurchase program was publicly announced on June 15, 2007. The program became effective as of such date and will expire on June 15, 2009. Under the program, we were initially authorized to repurchase up to $200.0 million of our common shares from time to time, in the open market. Shares purchased under the program are retired. On March 18, 2008, we announced that our Board of Directors increased our share repurchase authorization by $200.0 million, to a total of $400.0 million.

From inception of the program through May 5, 2008, we have repurchased and retired 5,825,489 shares of our common stock at a total cost of $212.0 million, of which 1,074,000 shares were purchased from April 1, 2008 through May 5, 2008, at a cost of $40.0 million.

We also make open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. 278,200 shares were purchased during the three months ended March 31, 2008 to support such grants and exercises, and as of March 31, 2008, we held 231,980 common shares in treasury to support such grants and exercises. The following table sets forth purchases made by us of our common shares during the three months ended March 31, 2008.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program
				(In thousands)

January 1 — January 31, 2008	487,000	$36.79	358,900	$92,333
February 1 — February 28, 2008	327,900	37.15	259,400	82,724
March 1 — March 31, 2008	1,577,800	36.59	1,496,200	228,039

Total	2,392,700	$36.70	2,114,500

PART II — Item 3.	Defaults Upon Senior Securities

None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II — Item 5.	Other Information

None.

PART II — Item 6.	Exhibit Index

NUMBER		TITLE OF EXHIBIT

*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: May 8, 2008	By:	/s/ Andrew A. Barnard
Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: May 8, 2008	By:	/s/ R. Scott Donovan
Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer