Form 10-Q
period 2008-06-30
ODYSSEY RE HOLDINGS CORP
filed 2008-08-07
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 4, 2008

Common Stock, par value $0.01 per share	63,368,443

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.	Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,970,032 and $4,370,999, respectively)	$3,906,724	$4,402,260
Fixed income securities, held as trading securities, at fair value (amortized cost $332,121 and $232,505, respectively)	344,391	243,164
Redeemable preferred stock, at fair value (cost $814 and $2,086, respectively)	508	1,187
Equity securities:
Common stocks, at fair value (cost $989,510 and $805,707, respectively)	1,053,276	885,751
Common stocks, at equity	146,886	157,450
Short-term investments, at fair value	561,075	483,757
Cash and cash equivalents	1,277,178	897,963
Cash and cash equivalents held as collateral	184,718	295,225
Other invested assets	382,529	412,687

Total investments and cash	7,857,285	7,779,444
Accrued investment income	83,644	70,597
Premiums receivable	525,691	470,227
Reinsurance recoverable on paid losses	64,587	83,123
Reinsurance recoverable on unpaid losses	644,121	643,509
Prepaid reinsurance premiums	81,471	60,528
Funds held by reinsureds	134,214	151,997
Deferred acquisition costs	151,536	150,800
Other assets	114,599	90,776

Total assets	$9,657,148	$9,501,001

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,203,060	$5,119,085
Unearned premiums	739,243	724,272
Reinsurance balances payable	142,161	98,864
Funds held under reinsurance contracts	73,877	84,696
Debt obligations	489,216	489,154
Federal and foreign income taxes payable	44,446	13,615
Obligation to return borrowed securities	—	60,675
Other liabilities	273,639	255,940

Total liabilities	6,965,642	6,846,301

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 63,973,226 and 69,684,726 shares issued, respectively	640	697
Additional paid-in capital	743,516	958,544
Treasury shares, at cost (89,848 and 163,232 shares, respectively)	(3,373)	(6,250)
Accumulated other comprehensive income, net of deferred income taxes	27,759	85,023
Retained earnings	1,922,924	1,616,646

Total shareholders’ equity	2,691,506	2,654,700

Total liabilities and shareholders’ equity	$9,657,148	$9,501,001

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
(In thousands, except share and per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES
Gross premiums written	$1,143,712	$1,121,510	$566,158	$553,296
Ceded premiums written	122,410	90,240	62,676	48,246

Net premiums written	1,021,302	1,031,270	503,482	505,050
Decrease in unearned premiums	5,664	22,383	12,056	9,696

Net premiums earned	1,026,966	1,053,653	515,538	514,746
Net investment income	137,824	166,003	64,696	84,527
Net realized investment gains	368,625	169,163	45,631	121,066

Total revenues	1,533,415	1,388,819	625,865	720,339

EXPENSES
Losses and loss adjustment expenses	712,304	703,393	360,054	335,879
Acquisition costs	213,193	214,848	105,046	107,026
Other underwriting expenses	86,395	83,827	43,620	40,253
Other expense, net	19,210	8,157	8,114	2,676
Interest expense	17,437	18,876	8,394	9,375

Total expenses	1,048,539	1,029,101	525,228	495,209

Income before income taxes	484,876	359,718	100,637	225,130

Federal and foreign income tax provision (benefit):
Current	179,943	110,664	69,256	87,002
Deferred	(12,952)	12,770	(35,559)	(9,508)

Total federal and foreign income tax provision	166,991	123,434	33,697	77,494

Net income	317,885	236,284	66,940	147,636
Preferred dividends	(3,687)	(4,184)	(1,774)	(2,092)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$314,198	$232,100	$65,166	$145,544

BASIC
Weighted average common shares outstanding	66,435,956	70,806,701	64,832,570	71,147,476
Basic earnings per common share	$4.73	$3.28	$1.01	$2.05
DILUTED
Weighted average common shares outstanding	66,908,950	72,102,503	65,294,264	72,054,996
Diluted earnings per common share	$4.70	$3.22	$1.00	$2.02
DIVIDENDS
Dividends declared per common share	$0.13	$0.13	$0.06	$0.06

COMPREHENSIVE INCOME
Net income	$317,885	$236,284	$66,940	$147,636
Other comprehensive loss, net of tax	(55,879)	(42,092)	(51,832)	(34,184)

Comprehensive income	$262,006	$194,192	$15,108	$113,452

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
(In thousands, except share amounts)

	Six Months Ended
	June 30,
	2008	2007
PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$40

COMMON SHARES (par value)
Balance, beginning of period	697	712
Common shares repurchased and retired	(57)	—
Common shares issued due to conversion of convertible debentures	—	11

Balance, end of period	640	723

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	958,544	1,029,349
Common shares repurchased and retired	(210,567)	—
Net change due to stock option exercises and restricted share awards	(8,921)	(8,247)
Net effect of share-based compensation	4,460	3,030
Common shares issued due to conversion of convertible debentures	—	25,825

Balance, end of period	743,516	1,049,957

TREASURY STOCK (at cost)
Balance, beginning of period	(6,250)	(2,528)
Purchases of treasury stock	(10,343)	(13,155)
Reissuance of treasury stock	13,220	11,979

Balance, end of period	(3,373)	(3,704)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	85,023	25,329
Cumulative effect of a change in accounting due to the adoption of SFAS 159	(1,531)	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	146	—
Unrealized net depreciation on securities, net of reclassification adjustments	(71,887)	(47,922)
Foreign currency translation adjustments	14,987	5,830
Benefit plan liabilities	1,021	—
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	(16,496)

Balance, end of period	27,759	(33,259)

RETAINED EARNINGS
Balance, beginning of period	1,616,646	1,030,677
Cumulative effect of a change in accounting due to the adoption of SFAS 159	1,531	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	(1,164)	—
Net income	317,885	236,284
Dividends declared to preferred shareholders	(3,687)	(4,184)
Dividends declared to common shareholders	(8,287)	(8,961)
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	16,496

Balance, end of period	1,922,924	1,270,312

TOTAL SHAREHOLDERS’ EQUITY	$2,691,506	$2,284,069

COMMON SHARES OUTSTANDING
Balance, beginning of period	69,521,494	71,140,948
Repurchased and retired	(5,711,500)	—
Net treasury shares reissued (acquired)	73,384	(14,912)
Issued due to conversion of convertible debentures	—	1,103,099

Balance, end of period	63,883,378	72,229,135

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$317,885	$236,284
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable and funds held, net	13,335	(12,253)
Decrease in unearned premiums	(5,972)	(21,649)
Increase in unpaid losses and loss adjustment expenses	83,363	56,637
Increase in federal and foreign income taxes payable	61,073	56,680
Increase in deferred acquisition costs	(737)	(646)
Other assets and liabilities, net	12,414	(42,070)
Net realized investment gains	(368,625)	(169,163)
Bond premium (discount) amortization, net	5,284	(3,149)
Amortization of stock-based compensation	4,460	3,174

Net cash provided by operating activities	122,480	103,845

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	100,592	3,067
Sales of fixed income securities	1,594,213	213,328
Purchases of fixed income securities	(1,164,593)	(1,189,215)
Sales of equity securities	46,529	269,500
Purchases of equity securities	(276,802)	(187,511)
Net sales (purchases) of other invested assets	297,929	(57,973)
Net change in cash and cash equivalents held as collateral	105,064	32,254
Net change in obligation to return borrowed securities	(47,838)	4,353
Net (purchases) sales of trading securities	(99,310)	38,861
Net change in short-term investments	(95,927)	(89,724)

Net cash provided by (used in) investing activities	459,857	(963,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(204,386)	—
Purchase of treasury shares	(10,343)	(14,265)
Dividends paid to preferred shareholders	(3,982)	(4,184)
Dividends paid to common shareholders	(8,287)	(8,961)
Proceeds from exercise of stock options	381	2,439
Excess tax benefit from stock-based compensation	204	1,361

Net cash used in financing activities	(226,413)	(23,610)

Effect of exchange rate changes on cash and cash equivalents	23,291	21,448

Increase (decrease) in cash and cash equivalents	379,215	(861,377)
Cash and cash equivalents, beginning of period	897,963	2,061,796

Cash and cash equivalents, end of period	$1,277,178	$1,200,419

Supplemental disclosures of cash flow information:
Interest paid	$17,278	$18,462

Income taxes paid	$105,292	$66,755

Non-cash activity (see Note 8):
Conversion of 4.375% convertible debentures	$—	$(23,474)

Issuance of common stock	$—	$23,474

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Odyssey UK Holdings Corporation; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company; Hudson Specialty Insurance Company and Napa River Insurance Services, Inc. As of June 30, 2008, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 66.4% of OdysseyRe.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information and disclosures that are usually included in annual financial statements prepared in accordance with GAAP have been omitted since they are not required for interim reporting purposes. Readers should review the Company’s 2007 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in management’s opinion, are required for a fair statement of its financial position on such dates, and the results of operations and cash flows for the periods presented. Certain amounts from prior periods have been reclassified to conform with the current year’s presentations. The results for the six months ended June 30, 2008 are not necessarily indicative of the results for a full year.

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

On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company elected the FVO for one investment that had previously been recorded in accordance with the equity method of accounting. On January 1, 2008, the Company discontinued applying the equity method of accounting for this investment and, in accordance with SFAS 159, carries the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

investment at fair value with changes in fair value recognized as realized gains or losses in the consolidated statements of operations. As a result of adopting the FVO for this investment, the Company recorded a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, which had been included in accumulated other comprehensive income, to retained earnings as of January 1, 2008. In addition, SFAS 159 amended SFAS 95, “Statement of Cash Flows,” to allow cash payments and receipts related to trading securities to be classified according to the investment intent. As a result of the amendment to SFAS 95, as of January 1, 2008, the Company has classified its cash flows from purchases and sales of trading securities within the investing activities section of its consolidated statements of cash flows due to the investment nature of the transactions. For comparative purposes, the cash flows related to the purchases and sales of trading securities, for the six months ended June 30, 2007, have been reclassified from operating activities to investing activities to conform to the current year’s presentation.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R).” In accordance with SFAS 158, as of December 31, 2006, the Company recognized the underfunded status of its pension and postretirement benefit plans, as a liability on its consolidated balance sheet, and recognizes the changes in the funded status in the year in which the changes occur, through other comprehensive income. SFAS 158 also requires employers to measure plan assets and liabilities as of the date of their financial statements. Accordingly, the measurement date for two of the Company’s benefit plans have been changed from October 1 to December 31. The Company has elected to apply the “fifteen-month” approach for these two benefit plans, to measure plan assets and liabilities from the plans’ current measurement date, October 1, 2007, for a fifteen-month period through December 31, 2008. On January 1, 2008, the Company recorded a transition adjustment of $1.2 million, net of tax, decreasing retained earnings, and $0.1 million, net of tax, increasing accumulated other comprehensive income, related to the change in the measurement date for the two benefit plans. SFAS 158 does not require retrospective application.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net income per common share for the six and three months ended June 30, 2008 and 2007 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$317,885	$236,284	$66,940	$147,636
Preferred dividends	(3,687)	(4,184)	(1,774)	(2,092)

Net income available to common shareholders — basic	314,198	232,100	65,166	145,544
Interest expense on 4.375% Convertible Notes, net of tax	—	177	—	26

Net income available to common shareholders — diluted	$314,198	$232,277	$65,166	$145,570

Weighted average common shares outstanding — basic	66,435,956	70,806,701	64,832,570	71,147,476

Effect of dilutive shares:
4.375% Convertible Notes	—	709,270	—	348,168
Stock options	138,879	177,943	136,638	173,245
Restricted shares	334,115	408,589	325,056	386,107

Total effect of dilutive shares	472,994	1,295,802	461,694	907,520

Weighted average common shares outstanding — diluted	66,908,950	72,102,503	65,294,264	72,054,996

Net earnings per common share:
Basic	$4.73	$3.28	$1.01	$2.05
Diluted	4.70	3.22	1.00	2.02

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the six and three months ended June 30, 2008, respectively, 319,323 and 414,518 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect. For the six and three months ended June 30, 2007, respectively, 102,317 and 193,604 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect.

The Company’s Convertible Notes were converted into common shares during the year ended December 31, 2007; as such there was no dilutive effect related to the Convertible Notes for the six and three months ended June 30, 2008.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements as of June 30, 2008
	Assets	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Held-for-trading securities	$356,869	$—	$356,869	$—
Available-for-sale securities	5,521,583	1,595,072	3,925,511	1,000
Cash equivalents	1,167,038	1,167,038	—	—
Derivatives	246,305	—	246,305	—
Other investments	16,473	1,552	14,921	—

	$7,308,268	$2,763,662	$4,543,606	$1,000

As of June 30, 2008, the Company did not hold any liabilities at fair value.

The following table provides a summary of changes in the fair value of Level 3 financial assets for the six and three months ended June 30, 2008 (in thousands):

	Level 3 Financial Assets	Level 3 Financial Assets
	For the Six Months Ended	For the Three Months Ended
	June 30,	June 30,
	2008	2008
	Available-for-sale	Available-for-sale
	Securities	Securities

Beginning balance	$9,147	$1,000
Total realized gains included in net income	7,827	—
Purchases, issuances and settlements	(15,974)	—

Ending balance	$1,000	1,000

The following table presents gains and losses included in net income for the six and three months ended June 30, 2008 (in thousands):

	Net Realized	Net Realized
	Investment	Investment
	Gains	Gains
	for the Six	for the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2008

Total gains and losses included in net income relating to Level 3 assets	$7,827	$—

There were no gains or losses included in net income attributable to the change in unrealized gains and losses relating to assets held as of June 30, 2008.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company elected the FVO under SFAS 159 for its investment in Advent Capital (Holdings) PLC (“Advent”). As of December 31, 2007, Advent was carried at $16.1 million in accordance with the equity method of accounting. Advent is publicly traded on a foreign stock exchange and its traded price is a better indicator of its value than its carrying value in accordance with the equity method. The remaining common stocks that are accounted for in accordance with the equity method of accounting are not publicly traded and have not been elected under the FVO.

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

As of June 30, 2008, Advent is recorded at fair value of $12.5 million in other invested assets, with related changes in fair value recognized as realized investment gains or losses in the period in which they occur. For the six and three months ended June 30, 2008, the change in fair value resulted in a realized investment loss of $3.6 million and $4.2 million, respectively.

4.	Investments and Cash

A summary of the Company’s investment portfolio as of June 30, 2008, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$2,645,484	$16,108	$53,642	$2,607,950
States, municipalities and political subdivisions	325,733	4,153	5,279	324,607
Foreign governments	962,040	6,276	29,107	939,209
All other corporate	36,775	746	2,563	34,958

Total fixed income securities, available for sale	3,970,032	27,283	90,591	3,906,724

Redeemable preferred stock	814	—	306	508

Common stocks, at fair value:
Banks, trusts and insurance companies	104,537	8,159	24,656	88,040
Industrial, miscellaneous and all other	884,973	145,882	65,619	965,236

Total common stocks	989,510	154,041	90,275	1,053,276

Short-term investments	561,075	—	—	561,075
Cash and cash equivalents	1,277,178	—	—	1,277,178
Cash and cash equivalents held as collateral	184,718	—	—	184,718

Total	$6,983,327	$181,324	$181,172	$6,983,479

Common stocks accounted for in accordance with the equity method of accounting were carried at $146.9 million as of June 30, 2008, reflecting gross unrealized appreciation of $25.6 million and gross unrealized depreciation of $0.5 million. Other invested assets, which principally include derivatives and investments accounted for in

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

accordance with the equity method of accounting, were carried at $382.5 million as of June 30, 2008, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $344.4 million as of June 30, 2008, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate and foreign government securities, at fair value of $243.9 million and $100.5 million, respectively, as of June 30, 2008.

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

Common stocks accounted for in accordance with the equity method of accounting were carried at $157.5 million as of December 31, 2007, reflecting gross unrealized appreciation of $25.7 million and gross unrealized depreciation of $0.1 million. Other invested assets, which principally include derivatives and investments accounted for in accordance with the equity method of accounting, were carried at $412.7 million as of December 31, 2007, reflecting no gross unrealized appreciation, and gross unrealized depreciation of $0.2 million. Fixed income securities held as trading securities were carried at fair value of $243.2 million as of December 31, 2007, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate and foreign government securities, at fair value of $138.2 million and $105.0 million, respectively as of December 31, 2007.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Investment Gains (Losses)

The following table sets forth the components of net investment income for the six and three months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest on fixed income securities	$98,305	$97,892	$50,228	$53,699
Dividends on preferred stocks	—	99	—	21
Dividends on common stocks, at fair value	13,206	10,901	5,434	5,451
Net income of common stocks, at equity	587	10,851	587	5,074
Interest on cash and short-term investments	32,921	41,700	14,881	17,008
Other invested assets	15,965	23,759	6,048	12,227

Gross investment income	160,984	185,202	77,178	93,480
Less: investment expenses	19,895	14,584	11,186	6,999
Less: interest on funds held under reinsurance contracts	3,265	4,615	1,296	1,954

Net investment income	$137,824	$166,003	$64,696	$84,527

The following table sets forth the components of net realized investment gains and losses for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$112,970	$12,019	$100,951	$39,232	$5,944	$33,288
Fixed income securities, held as trading securities	10,523	9,069	1,454	15,003	10,649	4,354
Preferred stock	—	529	(529)	—	—	—
Equity securities	10,471	39,959	(29,488)	123,527	609	122,918
Derivative securities	295,792	29,294	266,498	30,318	45,143	(14,825)
Other securities	65,054	35,315	29,739	52,882	29,454	23,428

Total	$494,810	$126,185	$368,625	$260,962	$91,799	$169,163

The following table sets forth the components of net realized investment gains and losses for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$33,511	$4,976	$28,535	$1,747	$2,314	$(567)
Fixed income securities, held as trading securities	7,421	4,735	2,686	10,384	9,524	860
Equity securities	1,479	461	1,018	122,449	515	121,934
Derivative securities	43,718	23,519	20,199	13,913	34,455	(20,542)
Other securities	12,177	18,984	(6,807)	25,344	5,963	19,381

Total	$98,306	$52,675	$45,631	$173,837	$52,771	$121,066

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Other-than-temporary write-downs of investments during the six months ended June 30, 2008 included in gross realized investment losses were $35.7 million related to equity securities, $5.0 million related to fixed income securities and $0.5 million related to preferred stocks. There were no other-than-temporary write-downs of investments during the six months ended June 30, 2007.

(b)	Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the six and three months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Fixed income securities	$(94,570)	$(125,157)	$(131,811)	$(85,000)
Redeemable preferred stock	593	(19)	593	25
Equity securities	(16,787)	31,812	66,279	32,330
Other invested assets	169	(125)	—	(144)

Decrease in unrealized net depreciation of investments	(110,595)	(93,489)	(64,939)	(52,789)
Deferred income tax benefit	38,708	32,722	22,729	18,477

Net decrease in unrealized net depreciation of investments	(71,887)	(60,767)	(42,210)	(34,312)
Cumulative effect of a change in accounting due to the adoption of SFAS 155, net of tax, excluding foreign currency effects	—	12,845	—	—

Change in net unrealized depreciation of investments included in other comprehensive income	$(71,887)	$(47,922)	$(42,210)	$(34,312)

(c)	Common Stocks, at Equity

Common stocks, at equity, totaled $146.9 million as of June 30, 2008 and $157.5 million as of December 31, 2007. The following table sets forth the components of common stocks, at equity, as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007

TRG Holding Corporation	$75,550	$77,714
Fairfax Asia Limited	71,308	60,946
Advent Capital (Holdings) PLC	—	16,093
MFXchange Holdings Inc.	—	2,191
Other	28	506

Total common stocks, at equity	$146,886	$157,450

The Company sold its 13.2% ownership (5.3 million shares) of Hub International Limited (“Hub”) during June 2007 to a group of private equity firms for $41.50 per share in cash. The Company recognized a pre-tax realized capital gain of $119.2 million ($77.5 million, after tax) related to the sale of its ownership in Hub.

On June 23, 2008, the Company purchased additional shares of Fairfax Asia Limited at a cost of $9.1 million. The Company’s ownership in Fairfax Asia Limited remained at 26.2%.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On March 28, 2008, the Company sold its 7.4% investment in MFXchange Holdings Inc. to Fairfax, resulting in a realized investment loss of $2.0 million. As of January 1, 2008, Advent Capital (Holdings) PLC has been reclassified to other invested assets as a result of the Company’s election of the FVO under SFAS 159.

(d)	Derivative Investments and Short Sales

The Company has utilized, and may continue to utilize, credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are not linked to specific assets or liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. The following table sets forth the Company’s derivative and short sale positions as of June 30, 2008 and December 31, 2007, respectively (in thousands):

	June 30, 2008			December 31, 2007
			Fair Value			Fair Value
	Notional		Asset	Notional		Asset
	Amount	Cost	(Liability)	Amount	Cost	(Liability)

Credit default swaps	$3,935,284	$65,859	$204,503	$4,978,553	$94,184	$307,573
Call options	1,244,570	922	2	961,186	1,125	63
Equity index total return swaps	836,477	—	44,001	691,013	—	3,848
Common stock total return swaps	264,342	—	(5,493)	—	—	—
Warrants	163,114	5,577	2,927	189,652	6,252	4,407
Forward currency contracts	425,895	—	365	149,211	—	(2,763)
Short positions — obligation to return borrowed securities	—	—	—	—	(62,310)	(60,675)

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, the Company agrees to pay, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The Company assesses the reasonableness of the fair values of the credit default swaps by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of June 30, 2008 was $143.6 million, of which the Company does not have the right to sell or repledge $82.3 million. The Company has not exercised the right to sell or repledge the remaining $61.3 million of this collateral. The credit default swap portfolio had an average term to expiration of 3.1 years as of June 30, 2008.

The Company has purchased equity index and common stock total return swaps as an “economic hedge” against a broad market downturn. The margin maintenance requirement related to the total return swaps was $368.6 million and $205.7 million as of June 30, 2008 and December 31, 2007, respectively. The swap transactions terminate during the fourth quarter of 2008 and second quarter of 2009. As of June 30, 2008 and December 31, 2007, the Company provided $369.8 million and $210.9 million, respectively, of U.S. Treasury bills as collateral for the swap transactions. The fair value of the equity index total return swaps, in the aggregate, was in a gain position as of June 30, 2008 and December 31, 2007, and is recorded in other invested assets. The fair value of the common

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

stock total return swaps, in the aggregate, was in a loss position as of June 30, 2008 and is recorded in other liabilities. The Company did not own common stock total return swaps as of December 31, 2007. Changes in the fair value are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. As a result of the appreciation in the fair value of the total return swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of June 30, 2008 was $18.3 million. The Company has the right to sell or repledge this collateral.

In connection with the total return swap transactions, as of June 30, 2008 the Company owned index call options on Standard & Poor’s 500 depository receipts (“SPDRs”) and the iShares Canadian S&P/TSX60 (XIU). A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options have average strike prices of approximately 138.8% of the aggregate notional amount of the swap transactions as of June 30, 2008. As of December 31, 2007, the Company owned index call options on SPDRs and the Financial Select SPDR Fund (“XLF”), with average strike prices of approximately 127.8% of the aggregate notional amount of the swap transactions as of December 31, 2007. During the second quarter of 2008, the Company’s XLF total return swaps were sold for a gain and were not renewed. The Company’s maximum potential loss on the total return swap and call option transactions was $325.1 million and $193.2 million as of June 30, 2008 and December 31, 2007, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur.

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets, are recorded at fair value with the related changes in fair value recognized as a realized gain or loss in the period in which they occur.

The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. As of June 30, 2008 and December 31, 2007, forward currency contracts are recorded at fair value in other invested assets and other liabilities, respectively, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur.

In addition, the Company had sold short primarily equity securities, all of which were closed out during the second quarter of 2008. As of December 31, 2007, the Company recorded a liability equal to the underlying fair value of the securities. As of December 31, 2007, the Company provided cash of $195.8 million as collateral for the borrowed securities. The short positions are recorded at fair value in obligation to return borrowed securities, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations. The Company did not have any short sales of securities as of June 30, 2008.

In connection with the short sales described above, the Company purchased a SPDR call option, which expired on July 7, 2008 and was not renewed, as protection against a decline in the value of the short positions. The call option is recorded at fair value in other invested assets in the consolidated balance sheets and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

The net realized gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments. The following table sets forth the total net realized investment gains and losses on derivatives and short sales for the six and three months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Credit default swaps:
Net realized investment gain on disposal	$247,057	$—	$34,662	$—
Change in fair value	(74,744)	12,891	(29,783)	519

Net realized investment gain	172,313	12,891	4,879	519

Warrants:
Net realized investment loss on disposal	(590)	(8)	(657)	—
Change in fair value	(805)	(4,055)	(310)	(2,891)

Net realized investment loss	(1,395)	(4,063)	(967)	(2,891)

Forward currency contracts:
Change in fair value	3,128	—	(1,447)	—

Net realized investment gain (loss)	3,128	—	(1,447)	—

Call options:
Net realized investment (loss) gain on disposal	(1,270)	10,469	(804)	3,037
Change in fair value	144	(5,011)	(11)	9,982

Net realized investment (loss) gain	(1,126)	5,458	(815)	13,019

Total return swaps:
Net realized investment gain (loss) on disposal	58,918	(38,048)	45,049	(38,048)
Change in fair value	34,660	8,937	(26,500)	6,859

Net realized investment gain (loss)	93,578	(29,111)	18,549	(31,189)

Total derivatives:
Net realized investment gain (loss) on disposal	304,115	(27,587)	78,250	(35,011)
Change in fair value	(37,617)	12,762	(58,051)	14,469

Net realized investment gain (loss)	$266,498	$(14,825)	$20,199	$(20,542)

Short positions:
Net realized investment gain on disposal	14,472	1,320	7,306	2,256
Change in fair value	(1,635)	6,525	(12,022)	(1,992)

Total net realized investment gain (loss)	$12,837	$7,845	$(4,716)	$264

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(e)	Assets on Deposit

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are required principally to support and maintain the Company’s insurance licenses. The Company utilizes trust funds in certain transactions in which the trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As of June 30, 2008, restricted assets totaled $1.3 billion, with $1.0 billion included in fixed income securities and the remaining balance of $0.3 billion included in short-term investments, cash and cash equivalents.

5.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the six and three months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Beginning balance of unrealized net appreciation on securities	$88,315	$23,377	$58,638	$(3,078)
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 4)	—	(12,845)	—	—

Adjusted beginning balance of net unrealized appreciation on securities	88,315	10,532	58,638	(3,078)
Ending balance of unrealized net appreciation on securities	16,428	(37,390)	16,428	(37,390)

Current period change in unrealized net appreciation on securities	(71,887)	(47,922)	(42,210)	(34,312)

Beginning balance of foreign currency translation adjustments	8,138	13,447	32,237	15,498
Adjustment to beginning balance due to the adoption of SFAS 159 (Note 3)	(1,531)	—	—	—
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 4)	—	(3,651)	—	—

Adjusted beginning balance of foreign currency translation adjustments	6,607	9,796	32,237	15,498
Ending balance of foreign currency translation adjustments	21,594	15,626	21,594	15,626

Current period change in foreign currency translation adjustments	14,987	5,830	(10,643)	128

Beginning balance of benefit plan liabilities	(11,430)	(11,495)	(11,284)	(11,495)
Adjustment to beginning balance due to the adoption of SFAS 158 (Note 11)	146	—	—	—

Adjusted beginning balance of benefit plan liabilities	(11,284)	(11,495)	(11,284)	(11,495)
Ending balance of benefit plan liabilities	(10,263)	(11,495)	(10,263)	(11,495)

Current period change in benefit plan liabilities	1,021	—	1,021	—

Other comprehensive loss	$(55,879)	$(42,092)	$(51,832)	$(34,184)

Beginning balance of accumulated other comprehensive income	$85,023	$25,329	$79,591	$925

Other comprehensive loss	(55,879)	(42,092)	(51,832)	(34,184)
Effect of a change in accounting due to the adoption of SFAS 159 (Note 3)	(1,531)	—	—	—
Effect of a change in accounting due to the adoption of SFAS 158 (Note 11)	146	—	—	—
Effect of a change in accounting due to the adoption of SFAS 155 (Note 4)	—	(16,496)	—	—

Change in accumulated other comprehensive loss	(57,264)	(58,588)	(51,832)	(34,184)

Ending balance of accumulated other comprehensive income	$27,759	$(33,259)	$27,759	$(33,259)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of comprehensive income for the six and three months ended June 30, 2008 and 2007 are shown in the following table (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$317,885	$236,284	$66,940	$147,636

Other comprehensive loss, before tax:
Unrealized net appreciation on securities arising during the period	(76,560)	(57,574)	(66,542)	(54,598)
Reclassification adjustment for realized gains included in net income	(34,035)	(16,153)	1,603	1,809
Foreign currency translation adjustments	23,057	8,969	(16,375)	197
Benefit plan liabilities	1,571	—	1,571	—

Other comprehensive loss, before tax	(85,967)	(64,758)	(79,743)	(52,592)

Tax benefit:
Unrealized net appreciation on securities arising during the period	26,796	20,151	23,291	19,110
Reclassification adjustment for realized gains included in net income	11,912	5,654	(561)	(633)
Foreign currency translation adjustments	(8,070)	(3,139)	5,731	(69)
Benefit plan liabilities	(550)	—	(550)	—

Total tax benefit	30,088	22,666	27,911	18,408

Other comprehensive loss, net of tax	(55,879)	(42,092)	(51,832)	(34,184)

Comprehensive income	$262,006	$194,192	$15,108	$113,452

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the six and three months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,119,085	$5,142,159	$5,140,553	$5,155,810
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	643,509	739,019	628,096	703,751

Net unpaid losses and loss adjustment expenses, beginning of period	4,475,576	4,403,140	4,512,457	4,452,059

Add: Losses and loss adjustment expenses incurred related to:
Current year	708,887	695,594	354,334	330,483
Prior years	3,417	7,799	5,720	5,396

Total losses and loss adjustment expenses incurred	712,304	703,393	360,054	335,879

Less: Paid losses and loss adjustment expenses related to:
Current year	74,863	78,128	44,787	43,948
Prior years	541,764	572,008	250,147	294,365

Total paid losses and loss adjustment expenses	616,627	650,136	294,934	338,313

Effects of exchange rate changes	(12,314)	3,380	(18,638)	10,152

Net unpaid losses and loss adjustment expenses, end of period	4,558,939	4,459,777	4,558,939	4,459,777
Add: Ceded unpaid losses and loss adjustment expenses, end of period	644,121	687,784	644,121	687,784

Gross unpaid losses and loss adjustment expenses, end of period	$5,203,060	$5,147,561	$5,203,060	$5,147,561

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms, floods and earthquakes. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of June 30, 2008. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Losses and loss adjustment expenses incurred related to the current year were $708.9 million for the six months ended June 30, 2008, an increase of $13.3 million from $695.6 million for the six months ended June 30, 2007. This increase was principally attributable to an increase in current year catastrophe events of $13.9 million, to $76.9 million for the six months ended June 30, 2008, from $63.0 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, current year catastrophe events of $76.9 million included $13.0 million related to Windstorm Emma, $29.1 million related to the China winter storm, $11.3 million related

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

to Australian floods and $9.0 million related to the China earthquake. For the six months ended June 30, 2007, current year catastrophe events of $63.0 million included $37.6 million related to Windstorm Kyrill in Europe, $6.2 million related to Jakarta floods and $7.5 million related to Cyclone Gonu in Oman.

Losses and loss adjustment expenses incurred related to prior years increased $3.4 million for the six months ended June 30, 2008 and increased $7.8 million for the six months ended June 30, 2007. The increase in prior period losses and loss adjustment expenses for the six months ended June 30, 2008 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas and EuroAsia divisions. This increase was partially offset by decreased loss estimates due to loss emergence lower than expectations in the period in the London Market and U.S. Insurance divisions. The increase in prior period losses and loss adjustment expenses for the six months ended June 30, 2007 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. This increase was partially offset by decreased loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions.

Losses and loss adjustment expenses incurred related to the current year were $354.3 million for the three months ended June 30, 2008, an increase of $23.8 million from $330.5 million for the three months ended June 30, 2007. This increase was principally attributable to an increase in current year catastrophe events of $20.9 million, to $39.1 million for the three months ended June 30, 2008, from $18.2 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, current year catastrophe events of $39.1 million included $19.1 million related to the China winter storm and $9.0 million related to the China earthquake. For the three months ended June 30, 2007, current year catastrophe events of $18.2 million included $5.5 million related to Windstorm Kyrill in Europe and $7.5 million related to Cyclone Gonu in Oman.

Losses and loss adjustment expenses incurred related to prior years increased $5.7 million for the three months ended June 30, 2008 and increased $5.4 million for the three months ended June 30, 2007. The increase in prior period losses and loss adjustment expenses for the three months ended June 30, 2008 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas, EuroAsia and U.S. Insurance divisions. This increase was partially offset by decreased loss estimates due to loss emergence lower than expectations in the period in the London Market division. The increase in prior period losses and loss adjustment expenses for the three months ended June 30, 2007 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. This increase was partially offset by decreased loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions.

Ceded unpaid losses and loss adjustment expenses as of June 30, 2008 decreased by $43.7 million, to $644.1 million as of June 30, 2008, from $687.8 million as of June 30, 2007. This decrease is principally attributable to a $33.6 million decrease in unpaid reinsurance recoverables related to the Company’s whole account aggregate excess of loss retrocessional contracts.

The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $121.9 million and $128.7 million as of June 30, 2008 and December 31, 2007, respectively. The amount of case reserve discount was $57.7 million and $62.4 million as of June 30, 2008 and December 31, 2007, respectively. The amount of incurred but not reported reserve discount was $25.6 million and $27.0 million as of June 30, 2008 and December 31, 2007, respectively.

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of June 30, 2008 were $242.2 million, representing 5.3% of total net unpaid losses and loss adjustment expenses, compared to $256.9 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2007. Exposure arises from

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

reinsurance contracts written by Clearwater under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

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

The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the six and three months ended June 30, 2008 and 2007, is set forth in the table below (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$339,271	$308,747	$326,243	$299,297
Add: Gross losses and loss adjustment expenses incurred	23,322	—	12,622	—
Less: Gross calendar year paid losses and loss adjustment expenses	29,666	23,631	5,938	14,181

Gross unpaid losses and loss adjustment expenses, end of period	$332,927	$285,116	$332,927	$285,116

Net unpaid losses and loss adjustment expenses, beginning of period	$222,426	$189,015	$212,081	$185,357
Add: Net losses and loss adjustment expenses incurred	6,000	—	2,000	—
Less: Net calendar year paid losses and loss adjustment expenses	18,738	10,082	4,393	6,424

Net unpaid losses and loss adjustment expenses, end of period	$209,688	$178,933	$209,688	$178,933

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$41,984	$35,935	$41,408	$35,725
Add: Gross losses and loss adjustment expenses incurred	—	3,000	—	3,000
Less: Gross calendar year paid losses and loss adjustment expenses	2,167	3,984	1,591	3,774

Gross unpaid losses and loss adjustment expenses, end of period	$39,817	$34,951	$39,817	$34,951

Net unpaid losses and loss adjustment expenses, beginning of period	$34,485	$26,745	$33,909	$26,915
Add: Net losses and loss adjustment expenses incurred	—	3,000	—	3,000
Less: Net calendar year paid losses and loss adjustment expenses	1,951	3,339	1,375	3,509

Net unpaid losses and loss adjustment expenses, end of period	$32,534	$26,406	$32,534	$26,406

Net losses and loss adjustment expenses incurred for asbestos claims increased $6.0 million and $2.0 million for the six and three months ended June 30, 2008, respectively, due to loss emergence greater than expectations in the periods. The Company did not incur net losses and loss adjustment expenses related to asbestos claims for the six and three months ended June 30, 2007. The Company did not incur net losses and loss adjustment expenses related to environmental claims for the six and three months ended June 30, 2008. Net losses and loss adjustment expenses incurred for environmental claims increased $3.0 million for the six and three months ended June 30, 2007, due to loss emergence greater than expectations in the periods.

The Company’s survival ratio for asbestos and environmental-related liabilities as of June 30, 2008 is nine years. The Company’s underlying survival ratio for asbestos-related liabilities is eight years and for environmental-related liabilities is ten years. The asbestos and environmental-related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, as of June 30, 2008, divided by the average paid asbestos and environmental claims for the last three years of $28.4 million which are net of reinsurance.

8.	Debt Obligations and Common Shares

Debt Obligations

The components of the Company’s debt obligations as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30,	December 31,
	2008	2007

7.65% Senior Notes due 2013	$224,768	$224,746
6.875% Senior Notes due 2015	124,448	124,408
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,216	$489,154

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the six months ended June 30, 2008 and 2007, the average annual interest rate on the Series C Notes was 6.20% and 7.86%, respectively.

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company in 2009 at their par value, plus accrued and unpaid interest. For the six months ended June 30, 2008 and 2007, the average annual interest rate on each series of notes was 5.90% and 7.56%, respectively.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of June 30, 2008, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

As of both June 30, 2008 and December 31, 2007, the amortized cost of the Company’s debt obligations was $489.2 million, as reflected in the consolidated balance sheets. As of June 30, 2008 and December 31, 2007, the estimated fair value of the Company’s debt obligations was $476.4 million and $506.2 million, respectively. The estimated fair value is based on quoted market prices for debt similar to the Company’s, and discounted cash flow calculations.

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

As of June 30, 2008, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

Common Shares

On June 15, 2007, the Company’s Board of Directors authorized a share repurchase program. Under the initial authorization, effective as of such date, the Company was authorized to repurchase shares of its common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200.0 million. On March 18, 2008, the Company announced that its Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the six months ended June 30, 2008, the Company repurchased and retired 5,711,500 shares of its common stock, at a cost of $210.6 million, an average repurchase price of $36.88 per share.

From inception of the program through August 4, 2008, the Company repurchased and retired 8,861,189 shares of its common stock at a total cost of $323.8 million, of which 512,700 shares were purchased from July 1, 2008 through August 4, 2008, at a cost of $18.7 million.

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

The financial results of these divisions for the six and three months ended June 30, 2008 and 2007 are as follows (in thousands):

			London	U.S.
Six Months Ended June 30, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$364,174	$340,456	$180,273	$258,809	$1,143,712
Net premiums written	357,231	327,473	140,531	196,067	1,021,302
Net premiums earned	$378,097	$299,637	$147,362	$201,870	$1,026,966

Losses and loss adjustment expenses	249,494	235,848	90,691	136,271	712,304
Acquisition costs and other underwriting expenses	124,301	77,862	42,011	55,414	299,588

Total underwriting deductions	373,795	313,710	132,702	191,685	1,011,892

Underwriting income (loss)	$4,302	$(14,073)	$14,660	$10,185	15,074

Net investment income					137,824
Net realized investment gains					368,625
Other expense, net					(19,210)
Interest expense					(17,437)

Income before income taxes					$484,876

Underwriting ratios:
Losses and loss adjustment expenses	66.0%	78.7%	61.5%	67.5%	69.4%
Acquisition costs and other underwriting expenses	32.9	26.0	28.5	27.5	29.1

Combined ratio	98.9%	104.7%	90.0%	95.0%	98.5%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Six Months Ended June 30, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$418,088	$288,768	$161,614	$253,040	$1,121,510
Net premiums written	408,646	277,049	141,937	203,638	1,031,270
Net premiums earned	$418,824	$274,609	$156,171	$204,049	$1,053,653

Losses and loss adjustment expenses	287,294	193,662	91,266	131,171	703,393
Acquisition costs and other underwriting expenses	128,742	75,531	40,891	53,511	298,675

Total underwriting deductions	416,036	269,193	132,157	184,682	1,002,068

Underwriting income	$2,788	$5,416	$24,014	$19,367	51,585

Net investment income					166,003
Net realized investment gains					169,163
Other expense, net					(8,157)
Interest expense					(18,876)

Income before income taxes					$359,718

Underwriting ratios:
Losses and loss adjustment expenses	68.6%	70.5%	58.4%	64.3%	66.8%
Acquisition costs and other underwriting expenses	30.7	27.5	26.2	26.2	28.3

Combined ratio	99.3%	98.0%	84.6%	90.5%	95.1%

			London	U.S.
Three Months Ended June 30, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$174,580	$182,509	$79,215	$129,854	$566,158
Net premiums written	171,968	176,625	56,464	98,425	503,482
Net premiums earned	$181,701	$156,361	$70,689	$106,787	$515,538

Losses and loss adjustment expenses	118,140	124,861	42,518	74,535	360,054
Acquisition costs and other underwriting expenses	59,523	40,835	21,309	26,999	148,666

Total underwriting deductions	177,663	165,696	63,827	101,534	508,720

Underwriting income (loss)	$4,038	$(9,335)	$6,862	$5,253	6,818

Net investment income					64,696
Net realized investment gains					45,631
Other expense, net					(8,114)
Interest expense					(8,394)

Income before income taxes					$100,637

Underwriting ratios:
Losses and loss adjustment expenses	65.0%	79.9%	60.2%	69.8%	69.8%
Acquisition costs and other underwriting expenses	32.8	26.1	30.1	25.3	28.9

Combined ratio	97.8%	106.0%	90.3%	95.1%	98.7%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended June 30, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$200,412	$145,344	$81,324	$126,216	$553,296
Net premiums written	196,982	142,277	71,036	94,755	505,050
Net premiums earned	$198,067	$137,492	$74,988	$104,199	$514,746

Losses and loss adjustment expenses	139,227	92,618	39,354	64,680	335,879
Acquisition costs and other underwriting expenses	61,782	38,378	19,428	27,691	147,279

Total underwriting deductions	201,009	130,996	58,782	92,371	483,158

Underwriting (loss) income	$(2,942)	$6,496	$16,206	$11,828	31,588

Net investment income					84,527
Net realized investment gains					121,066
Other expense, net					(2,676)
Interest expense					(9,375)

Income before income taxes					$225,130

Underwriting ratios:
Losses and loss adjustment expenses	70.3%	67.4%	52.5%	62.1%	65.3%
Acquisition costs and other underwriting expenses	31.2	27.9	25.9	26.6	28.6

Combined ratio	101.5%	95.3%	78.4%	88.7%	93.9%

10.	Commitments and Contingencies

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

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to OdysseyRe’s consolidated financial position. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of June 30, 2008, Odyssey America continues to have assets with an aggregate par value of $88.1 million, or approximately £44.2 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of June 30, 2008 is $111.8 million, or approximately £56.2 million equivalent. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business. See Note 14 for a discussion of an additional return of assets from Advent to Odyssey America, which occurred on July 17, 2008.

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $173.3 million as of June 30, 2008 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

Clearwater agreed to allow Fairmont Specialty Insurance Company (“Fairmont”), a subsidiary of Fairfax formerly known as Ranger Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Fairmont policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Fairmont fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Fairmont to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $0.6 million, based on the subject policies’ outstanding case loss reserves as of June 30, 2008. Fairmont has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Fairmont provide

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

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

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For each of the six month periods ended June 30, 2008 and 2007, Falcon paid $0.2 million to Odyssey America in connection with this agreement. Odyssey America’s potential exposure in connection with this agreement is estimated to be $44.6 million, based on Falcon’s loss reserves at June 30, 2008. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $50.4 million as of June 30, 2008. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit agreement was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner is claiming that the guarantee should be available and is pursuing legal actions against the Company. The Company finds this claim without merit and is vigorously defending the legal actions. The Company did not recognize an other-than-temporary write-down in the carrying value of ORE for the six months ended June 30, 2008, however, as of June 30,

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2008, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of June 30, 2008 and December 31, 2007 was $6.7 million.

The Company and its subsidiaries are involved from time to time in litigation and arbitration proceedings as part of the Company’s business operations. In management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to the financial condition or results of operations of the Company.

11.	Employee Benefits

The Company maintains a qualified, non-contributory, defined benefit pension plan (“Defined Benefit Pension Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. The Company also maintains two non-qualified excess benefit plans, the Supplemental Plan and the Supplemental Employee Retirement Plan, (“Excess Benefit Plans”) that provide officers and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. In addition, certain health care and life insurance benefits for retired employees (“Postretirement Benefit Plan”) are provided by the Company. Generally, all employees may become eligible for these postretirement benefits if they reach retirement age while working for the Company.

Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the six and three months ended June 30, 2008 and 2007 is comprised of the following components (in thousands):

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Defined Benefit Pension Plan:
Service cost	$2,662	$2,536	$1,331	$1,268
Interest cost	1,488	1,491	645	746
Return on assets	(1,100)	(1,243)	(455)	(622)
Recognized net actuarial loss	259	330	82	165
Settlement charge	1,571	—	1,571	—
Net amortization and deferral	27	27	13	13

Net periodic benefit cost	$4,907	$3,141	$3,187	$1,570

Excess Benefit Plans:
Service cost	$420	$400	$210	$200
Interest cost	426	415	213	207
Recognized net actuarial loss	122	140	61	70
Recognized prior service cost	(19)	(19)	(10)	(10)
Other	—	2	—	1

Net periodic benefit cost	$949	$938	$474	$468

Postretirement Benefit Plan:
Service cost	$894	$813	$447	$406
Interest cost	440	354	220	177
Net amortization and deferral	(52)	(52)	(26)	(26)

Net periodic benefit cost	$1,282	$1,115	$641	$557

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company recorded a one-time pension settlement expense of $1.6 million ($1.0 million after-tax), and a corresponding increase to other comprehensive income, during the six and three months ended June 30, 2008 related to the settlement of retiree benefit obligations from the defined benefit pension plan. The settlement of these benefit obligations has resulted in the immediate recognition, in the current period, of a portion of a previously unrecognized actuarial loss. The settlement of the retiree pension obligations had no effect on total shareholders’ equity. Annuities have been purchased for those individuals whose benefit obligations were settled under the defined benefit pension plan. Additionally, as a result of the settlement, the pension benefit obligation and the fair value of the plan assets decreased by approximately $8.0 million. The 2008 net periodic benefit cost will be reduced by $0.2 million for the year ended December 31, 2008.

No contributions have been made to the above plans for the six months ended June 30, 2008 and 2007. In December 2007, the Company contributed $4.0 million to the defined benefit pension plan.

As of December 31, 2008, SFAS 158 requires employers to measure plan assets and liabilities as of the date of their financial statements. The Supplemental Employee Retirement Plan and the Postretirement Benefit Plan are not affected by this revision as the measurement date for these plans has historically been December 31. However, the measurement date for the Defined Benefit Pension Plan and the Supplemental Plan will be changed from October 1 to December 31. The Company has elected to apply the “fifteen-month” approach to these two benefit plans to measure plan assets and liabilities from the plans’ current measurement date of October 1, 2007, for a fifteen-month period through December 31, 2008. As of January 1, 2008, the net periodic benefit costs of $1.8 million ($1.2 million after tax) and the change in the minimum benefit plan liabilities of $0.2 million ($0.1 million, after tax) for the period October 1 through December 31, 2007 related to the Defined Benefit Pension Plan and Supplemental Plan have been reflected as a direct charge to retained earnings and an increase to accumulated other comprehensive income, respectively. In addition to the transition adjustment to retained earnings and accumulated other comprehensive income, the Company will reflect, in its consolidated statement of operations, the net periodic benefit cost, for the full year of 2008 for each of the Company’s benefit plans, as follows (in thousands):

Estimate for the
Year Ended
December 31,
2008

Defined Benefit Pension Plan	$8,243

Supplemental Plan	304
Supplemental Employee Retirement Plan	1,595

Total Excess Benefit Plans	1,899

Postretirement Benefit Plan	2,562

Total estimated net periodic benefit cost for the year ended December 31, 2008, before tax	$12,704

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

12.	Stock-Based Compensation Plans

As of June 30, 2008, the Company had three stock-based compensation plans (the “Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof. The following is the Company’s recognized expense and the resulting tax benefit related to the Plans for the six and three months ended June 30, 2008 and 2007, respectively (in thousands):

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Stock-based compensation expense	$4,459.9	$3,173.9	$2,332.1	$1,751.4
Tax benefit	1,561.0	1,110.9	816.3	613.0

For the six months ended June 30, 2008 and 2007, the Company received $0.4 million and $2.4 million, respectively, in cash from employees for the exercise of stock options. For the three months ended June 30, 2008 and 2007, the Company received $0.2 million and $1.3 million, respectively, in cash from employees for the exercise of stock options.

As of June 30, 2008, there was less than $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The Company did not grant any stock options during the six months ended June 30, 2008 and 2007, respectively, under the 2002 Option Plan.

As of June 30, 2008, there was $3.4 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. The Company granted 57,932 stock options and 48,703 stock options during the six months ended June 30, 2008 and 2007, respectively, under the 2001 Option Plan.

As of June 30, 2008, there was $19.9 million of unrecognized compensation cost related to unvested restricted share awards from the Restricted Share Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The Company granted 311,858 restricted share awards and 166,888 restricted share awards during the six months ended June 30, 2008 and 2007, respectively, under the Restricted Share Plan.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. While earlier application is encouraged, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 does not require, but encourages comparative application to prior periods at the initial adoption date. The Company is currently evaluating the impact of the adoption of SFAS 161, if any, on its disclosures within its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which provides the framework necessary to determine the proper application of accounting principles in preparing financial statements in conformity with GAAP. Currently AICPA Statement on Auditing Standards 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” is the current guidance that would be superseded by SFAS 162. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The amendments to AU Section 411 are still in deliberations.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the impact of FSP EITF 03-6-1, if any, on its earnings per share calculation.

14.	Subsequent Event

On July 17, 2008, Odyssey America received assets from Lloyd’s with a par value of $63.9 million, representing a permanent reduction and unconditional release of such amount previously pledged to Lloyd’s on behalf of Advent. Following this return of assets, and as of July 17, 2008, Odyssey America continues to have assets with an aggregate par value of $24.2 million (fair value of $28.5 million), or approximately £12.1 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets.

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

Our gross premiums written for the six months ended June 30, 2008 were $1,143.7 million, an increase of $22.2 million, or 2.0%, compared to gross premiums written of $1,121.5 million for the six months ended June 30, 2007. Our United States business accounted for 46.0% of our gross premiums written for the six months ended June 30, 2008, compared to 52.0% for the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, we had net income available to common shareholders of $314.2 million and $232.1 million, respectively. As of June 30, 2008, we had total assets of $9.7 billion and total shareholders’ equity of $2.7 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio under generally accepted accounting principles (“GAAP”) in the United States is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 98.5% and 98.7% for the six and three months ended June 30, 2008, respectively, compared to 95.1% and 93.9% for the six and three months ended June 30, 2007, respectively.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of June 30, 2008 and 2007 and March 31, 2008 and 2007 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	Change	As of	As of	Change	Change
	June 30,	March 31,	Second	Year to	June 30,	March 31,	Second	Year to
Division	2008	2008	Quarter	Date	2007	2007	Quarter	Date

	Gross Premiums Written
Americas	$179.3	$175.5	$3.8	$1.8	$200.1	$196.2	$3.9	$(18.4)
EuroAsia	172.1	136.3	35.8	42.2	146.9	138.4	8.5	14.8
London Market	27.0	20.6	6.4	5.2	30.2	44.8	(14.6)	(8.3)

Total	$378.4	$332.4	$46.0	$49.2	$377.2	$379.4	$(2.2)	$(11.9)

	Acquisition Costs
Americas	$41.2	$44.9	$(3.7)	$(1.3)	$43.5	$41.7	$1.8	$(5.9)
EuroAsia	49.8	46.1	3.7	10.9	45.7	43.9	1.8	5.1
London Market	2.4	1.9	0.5	0.3	2.5	4.5	(2.0)	(0.5)

Total	$93.4	$92.9	$0.5	$9.9	$91.7	$90.1	$1.6	$(1.3)

	Premiums Receivable
Americas	$138.1	$130.6	$7.5	$3.1	$156.6	$154.5	$2.1	$(12.5)
EuroAsia	122.3	90.2	32.1	31.3	101.2	94.5	6.7	9.7
London Market	24.6	18.7	5.9	4.9	27.7	40.3	(12.6)	(7.8)

Total	$285.0	$239.5	$45.5	$39.3	$285.5	$289.3	$(3.8)	$(10.6)

	Unearned Premiums Reserve
Americas	$125.1	$116.4	$8.7	$2.2	$132.0	$125.7	$6.3	$(7.1)
EuroAsia	117.4	87.2	30.2	20.2	100.5	89.6	10.9	(0.3)
London Market	18.2	8.4	9.8	8.2	12.5	17.6	(5.1)	(0.6)

Total	$260.7	$212.0	$48.7	$30.6	$245.0	$232.9	$12.1	$(8.0)

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

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our reinsurance business is diversified across ceding companies and there is no individual ceding company that represents more than 1.9% of our gross premiums written for the six months ended June 30, 2008. As a result, we believe the risks of material changes over time are mitigated.

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

We rely on initial and subsequent claims reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $20.2 million and $18.7 million as of June 30, 2008 and December 31, 2007, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure that the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

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

We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at June 30, 2008.

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

The ultimate settlement value of losses and LAE related to business written in prior periods for the six months ended June 30, 2008 and 2007 exceeded our estimates of reserves for losses and LAE as previously established at December 31, 2007 and 2006 by 0.1% and 0.2%, respectively. The ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended June 30, 2008 and 2007 exceeded our estimates of reserves for losses and LAE as previously established at March 31, 2008 and 2007 by 0.1% and 0.1%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions are based upon that information. Every one percentage point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and LAE as of June 30, 2008 will impact pre-tax income by $45.6 million.

If a change were to occur that increases the frequency and severity of claims underlying our June 30, 2008 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

1.0% unfavorable change	$45.6
2.5% unfavorable change	114.0
5.0% unfavorable change	228.0

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

The following table provides detail on net adverse (favorable) loss and LAE development for prior periods, by division, for the six and three months ended June 30, 2008 and 2007 (in millions):

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Americas	$6.6	$33.8	$2.2	$18.7
EuroAsia	12.0	(4.5)	7.3	(1.1)
London Market	(13.8)	(16.6)	(5.4)	(8.0)
U.S. Insurance	(1.4)	(4.9)	1.6	(4.2)

Total loss and LAE development	$3.4	$7.8	$5.7	$5.4

The Americas division reported net increases in prior period loss estimates of $6.6 million and $33.8 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, the net increases in prior period loss estimates were $2.2 million and $18.7 million, respectively. The increase in prior period loss estimates for the six months ended June 30, 2008 was principally attributable to loss emergence greater than expectations in the period on asbestos. The increase in prior period loss estimates for the six months ended June 30, 2007 was principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business. The increase in prior period loss estimates for the three months ended June 30, 2008 was principally attributable to loss emergence greater than expectations in the period on general liability business. The increase in prior period loss estimates for the three months ended June 30, 2007 was principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business.

The EuroAsia division reported a net increase in prior period loss estimates of $12.0 million for the six months ended June 30, 2008, and a net decrease in prior period loss estimates of $4.5 million for the six months ended June 30, 2007. For the three months ended June 30, 2008, the net increase in prior period loss estimates was $7.3 million, and for the three months ended June 30, 2007, the net decrease in prior period loss estimates was $1.1 million. The increase in prior period loss estimates for the six months ended June 30, 2008 was principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business. The reduction in prior period loss estimates for the six months ended June 30, 2007 was principally due to loss emergence lower than expectations in the period on aviation, credit, and marine lines of business. The increase in prior period loss estimates for the three months ended June 30, 2008 was principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business. The reduction in prior period loss estimates for the three months ended June 30, 2007 was principally due to loss emergence lower than expectations in the period on credit and marine lines of business.

The London Market division reported net decreases in prior period loss estimates of $13.8 million and $16.6 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, the net decreases in prior period loss estimates were $5.4 million and $8.0 million, respectively. The decrease in prior period loss estimates for the six months ended June 30, 2008 was principally attributable to loss emergence lower than expectations in the period on miscellaneous property lines of business. The decrease in prior period loss estimates for the six months ended June 30, 2007 was principally due to loss emergence lower than expectations in the period on accident, satellite and aviation business. The decrease in prior period loss estimates for the three months ended June 30, 2008 was principally attributable to loss emergence lower than expectations in the period on miscellaneous property lines of business. The decrease in prior period loss estimates for the three months ended June 30, 2007 was principally due to loss emergence lower than expectations in the period on accident, satellite and aviation business.

The U.S. Insurance division reported net decreases in prior period loss estimates of $1.4 million and $4.9 million for the six months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, the net increase in prior period loss estimates was $1.6 million, and for the three months ended June 30, 2007, the net decrease in prior period loss estimates was $4.2 million. The reduction in prior period loss estimates for the six months ended June 30, 2008 was principally attributable to loss emergence lower than expectations in the period on property business. The reduction in prior period loss estimates for the six months ended June 30, 2007 was principally due to loss emergence lower than expectations in the period on general liability business. The increase in prior period loss estimates for the three months ended June 30, 2008 was principally attributable to loss emergence greater than expectations in the period on auto business. The reduction in prior period loss estimates for the three months ended June 30, 2007 was principally due to loss emergence lower than expectations in the period on general liability business.

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

The following table summarizes, by type of reserve and division, the unpaid losses and LAE reserves as of June 30, 2008 and December 31, 2007. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of June 30, 2008			As of December 31, 2007
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
	(In millions)
Americas
Gross	$1,480.2	$1,264.3	$2,744.5	$1,512.6	$1,295.8	$2,808.4
Ceded	(203.4)	(127.7)	(331.1)	(211.3)	(129.8)	(341.1)

Net	1,276.8	1,136.6	2,413.4	1,301.3	1,166.0	2,467.3

EuroAsia
Gross	487.0	279.0	766.0	398.4	262.9	661.3
Ceded	(3.1)	(2.0)	(5.1)	(3.7)	(1.1)	(4.8)

Net	483.9	277.0	760.9	394.7	261.8	656.5

London Market
Gross	344.5	698.3	1,042.8	357.5	675.5	1,033.0
Ceded	(54.6)	(88.1)	(142.7)	(57.2)	(68.9)	(126.1)

Net	289.9	610.2	900.1	300.3	606.6	906.9

U.S. Insurance
Gross	164.6	485.2	649.8	162.9	453.5	616.4
Ceded	(37.5)	(127.8)	(165.3)	(36.9)	(134.6)	(171.5)

Net	127.1	357.4	484.5	126.0	318.9	444.9

Total
Gross	2,476.3	2,726.8	5,203.1	2,431.4	2,687.7	5,119.1
Ceded	(298.6)	(345.6)	(644.2)	(309.1)	(334.4)	(643.5)

Net	$2,177.7	$2,381.2	$4,558.9	$2,122.3	$2,353.3	$4,475.6

The provision for IBNR in unpaid losses and LAE as of June 30, 2008 was $2,381.2 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the six months ended June 30, 2008 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $25.7 million. A change in loss emergence trends that increases unpaid losses and LAE as of June 30, 2008 by 2.5% would increase IBNR by $114.0 million.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of June 30, 2008, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $209.7 million and $32.5 million, respectively. Due to the uncertainty involving estimates of ultimate asbestos and environmental exposures, management does not attempt to produce a range around its best estimate of loss. See Note 7 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred for the six and three months ended June 30, 2008 and 2007 (in millions):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Asbestos
Gross losses and LAE incurred	$23.3	$—	$12.6	$—
Net losses and LAE incurred	6.0	—	2.0	—
Environmental
Gross losses and LAE incurred	$—	$3.0	$—	$3.0
Net losses and LAE incurred	—	3.0	—	3.0

Net losses and LAE incurred for asbestos claims increased $6.0 million and $2.0 million for the six and three months ended June 30, 2008, respectively. We did not incur net losses and LAE related to asbestos claims for the six and three months ended June 30, 2007. We did not incur net losses and LAE related to environmental claims for the six and three months ended June 30, 2008. Net losses and LAE incurred for environmental claims increased $3.0 million for the six and three months ended June 30, 2007.

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

Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Premiums Written
Direct	$369.5	$338.5	$177.1	$177.9
Add: assumed	774.2	783.0	389.1	375.4
Less: ceded	122.4	90.2	62.7	48.2

Net	$1,021.3	$1,031.3	$503.5	$505.1

Premiums Earned
Direct	$368.9	$350.8	$188.1	$179.0
Add: assumed	760.4	784.8	378.4	380.3
Less: ceded	102.3	81.9	51.0	44.6

Net	$1,027.0	$1,053.7	$515.5	$514.7

The total amount of reinsurance recoverables on paid and unpaid losses as of June 30, 2008 and December 31, 2007 was $708.7 million and $726.6 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of June 30, 2008 and December 31, 2007 was $43.3 million and $44.4 million, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $1.8 million and $1.5 million as of June 30, 2008 and December 31, 2007, respectively, which has been netted against premiums receivable.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Underwriting Results

Gross Premiums Written.  Gross premiums written for the six months ended June 30, 2008 increased by $22.2 million, or 2.0%, to $1,143.7 million, compared to $1,121.5 million for the six months ended June 30, 2007, as reflected in the following table (in millions):

	Six Months
	Ended June 30,		Change
Division	2008	2007	$	%

Americas	$364.2	$418.1	$(53.9)	(12.9)%
EuroAsia	340.4	288.8	51.6	17.9
London Market	180.3	161.6	18.7	11.6
U.S. Insurance	258.8	253.0	5.8	2.3

Total gross premiums written	$1,143.7	$1,121.5	$22.2	2.0%

Total reinsurance gross premiums written for the six months ended June 30, 2008 were $774.2 million, compared to $783.0 million for 2007, a decrease of 1.1%. Total insurance gross premiums written for the six months ended June 30, 2008, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $369.5 million, compared to $338.5 million for 2007, an increase of 9.2%. For the six months ended June 30, 2008, total reinsurance gross premiums written represented 67.7% (69.8% in 2007) of our business, while insurance represented the remaining 32.3% (30.2% in 2007) of our business.

Americas.  Gross premiums written in the Americas division for the six months ended June 30, 2008 were $364.2 million, a decrease of $53.9 million, or 12.9%, compared to $418.1 million for the six months ended June 30, 2007. These amounts represented 31.8% of our gross premiums written for the six months ended June 30, 2008 and 37.3% for the six months ended June 30, 2007. Gross premiums written across each geographic region of the Americas were as follows:

•	United States — Gross premiums written of $267.6 million for the six months ended June 30, 2008 decreased $62.5 million, or 18.9%, compared to $330.1 million for the six months June 30, 2007. The decline in gross premiums written is comprised of a decrease of $74.4 million in casualty business, primarily related to competitive market conditions, offset by an increase of $15.4 million in property business.

•	Latin America — Gross premiums written of $75.0 million for the six months ended June 30, 2008 increased $5.4 million, or 7.8%, compared to $69.6 million for the six months June 30, 2007. The Latin America unit writes treaty and facultative reinsurance business throughout Latin America and the Caribbean. The business is predominantly commercial property in nature.

•	Canada — Gross premiums written of $21.4 million for the six months ended June 30, 2008 increased $2.0 million, or 10.3%, compared to $19.4 million for the six months ended June 30, 2007. The Canadian unit primarily writes property, crop hail and auto coverage.

EuroAsia.  Gross premiums written in the EuroAsia division for the six months ended June 30, 2008 were $340.4 million, an increase of $51.6 million, or 17.9%, compared to $288.8 million for the six months ended June 30, 2007. These amounts represented 29.8% of our gross premiums written for the six months ended June 30, 2008 and 25.7% in the corresponding period of 2007. The increase in gross premiums written is comprised of: 1) $30.0 million attributable to the movement in the foreign exchange rate during the first six months of 2008 compared to 2007; and 2) a modification to the estimating process, which contributed $18.9 million to the increase for the comparable six month period. The modification to the estimating process impacted gross and net premiums written but had no effect on earned premiums. Excluding the effects of the foreign exchange rate movement and the modification to the estimating process, gross premiums would have increased $2.8 million.

London Market.  Gross premiums written in the London Market division for the six months ended June 30, 2008 were $180.3 million, an increase of $18.7 million, or 11.6%, compared to $161.6 million for the six months ended June 30, 2007. These amounts represented 15.8% of our gross premiums written for the six months ended June 30, 2008 and 14.4% for the six months ended June 30, 2007. Gross premiums written across each unit of the London Market division were as follows:

•	London Branch — Gross premiums written of $69.5 million for the six months ended June 30, 2008 decreased $6.6 million, or 8.7%, compared to $76.1 million for the six months ended June 30, 2007. Gross premiums written from property business, which represents 56.7% of London Branch for the six months ended June 30, 2008, decreased by $0.1 million, or 0.3%, compared to the corresponding period of 2007. Marine and aviation business decreased by $7.1 million, or 24.8%, for the six months ended June 30, 2008, compared to the corresponding period in 2007. Casualty business increased by $0.6 million, or 7.7%, for the six months ended June 30, 2008, compared to the corresponding period of 2007.

•	Newline/NICL — Gross premiums written of $110.7 million for the six months ended June 30, 2008 increased $25.2 million, or 29.5%, compared to $85.5 million for the six months ended June 30, 2007. This increase is attributable to new medical malpractice and motor business.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the six months ended June 30, 2008 were $258.8 million, an increase of $5.8 million, or 2.3%, compared to $253.0 million for the six months ended June 30, 2007. These amounts represented 22.6% of our gross premiums written for each of the six month periods ended June 30, 2008 and 2007. Lines of business which experienced the greatest change in gross premiums written or were significant to the U.S. Insurance division during the six months ended June 30, 2008 were as follows:

•	Property and package business increased $17.9 million, or 52.2%, to $52.2 million for the six months ended June 30, 2008, compared to $34.3 million for the same period in 2007. Contributing to this increase was the inception of two new accounts during the second quarter of 2008, which generated $16.1 million.

•	Professional liability gross premiums written increased $6.6 million, or 10.3%, to $70.9 million for the six months ended June 30, 2008, from $64.3 million for the same period in 2007. While premium growth slowed, this class of business is the largest for the U.S. Insurance division and represents 27.4% of the total gross written premium.

•	Commercial auto increased $8.8 million, to $31.5 million, for the six months ended June 30, 2008, from $22.7 million for the corresponding period in 2007. This increase resulted from the introduction of two new programs, which generated $8.3 million.

•	Medical malpractice gross premiums written were $55.2 million for the six months ended June 30, 2008, a decrease of $8.1 million, or 12.8%, from $63.3 million for the same period in 2007. This decrease reflects the more competitive market conditions along with certain groups retaining more exposure or self-insuring their own programs.

•	Our personal auto business, which primarily includes non-standard auto business written in California, decreased $18.2 million, or 57.6%, to $13.4 million from $31.6 million for the six months ended June 30, 2008 and 2007, respectively, primarily due to cancelled programs.

Ceded Premiums Written.  Ceded premiums written for the six months ended June 30, 2008 increased by $32.2 million, or 35.7%, to $122.4 million (10.7% of gross premiums written), from $90.2 million (8.0% of gross premiums written) for the six months ended June 30, 2007. The increase in ceded premiums written was primarily related to the London Market and U.S. Insurance divisions, as further discussed below.

Net Premiums Written.  Net premiums written for the six months ended June 30, 2008 decreased by $10.0 million, or 1.0%, to $1,021.3 million, from $1,031.3 million for the six months ended June 30, 2007, as reflected in the following table (in millions):

	Six Months
	Ended June 30,		Change
Division	2008	2007	$	%

Americas	$357.2	$408.7	$(51.5)	(12.6)%
EuroAsia	327.5	277.1	50.4	18.2
London Market	140.5	141.9	(1.4)	(1.0)
U.S. Insurance	196.1	203.6	(7.5)	(3.7)

Total net premiums written	$1,021.3	$1,031.3	$(10.0)	(1.0)%

Americas.  Net premiums written in the Americas division for the six months ended June 30, 2008 were $357.2 million, compared to $408.7 million for the 2007 period, a decrease of 12.6%. These amounts represented 35.0% of our net premiums written for the six months ended June 30, 2008 and 39.6% for the six months ended June 30, 2007. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 98.1% for the six months ended June 30, 2008, compared to 97.8% for the six months ended June 30, 2007.

The decrease in net premiums written in the Americas division is consistent with the 12.9% decrease in gross premiums written related to the decrease in casualty business, offset by the increase in property business.

EuroAsia.  Net premiums written in the EuroAsia division for the six months ended June 30, 2008 were $327.5 million, compared to $277.1 million for 2007, an increase of 18.2%. These amounts represented 32.1% of our net premiums written for the six months ended June 30, 2008 and 26.9% for the six months ended June 30, 2007. The net retention ratio for the six months ended June 30, 2008 was 96.2%, compared to 95.9% for the six months ended June 30, 2007.

The increase in net premiums written is consistent with the increase in gross premiums written, which was impacted by the foreign exchange rate movement and the modification to the estimating process discussed in the gross premiums written analysis.

London Market.  Net premiums written in the London Market division for the six months ended June 30, 2008 were $140.5 million, compared to $141.9 million for 2007, a decrease of 1.0%. These amounts represented 13.7% of our net premiums written for each of the six month periods ended June 30, 2008 and 2007. The net retention ratio was 77.9% for the six months ended June 30, 2008, compared to 87.8% for the six months ended June 30, 2007.

The decrease in net premiums written consisted of an increase in gross premiums written of $18.7 million, offset by an increase in ceded premiums written of $20.1 million. The increase in ceded premiums written was primarily related to a change in the retention level of Newline Syndicate 1218’s excess loss contract and an increase in cessions associated with a new program incepting in 2008.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the six months ended June 30, 2008 were $196.1 million, compared to $203.6 million for the six months ended June 30, 2007, a decrease of 3.7%. These amounts represented 19.2% of our net premiums written for the six months ended June 30, 2008 and 19.7% for the six months ended June 30, 2007. The net retention ratio was 75.8% for the six months ended June 30, 2008, compared to 80.5% for the six months ended June 30, 2007.

The decrease in net premiums written consisted of an increase in gross premiums written of $5.8 million, offset by an increase in ceded premiums written of $13.3 million. The increase in ceded premiums written was attributable to the final premium adjustment on the 2007 crop year program business and an increase in the quota share reinsurance on our medical malpractice class of business.

Net Premiums Earned.  Net premiums earned for the six months ended June 30, 2008 decreased by $26.7 million, or 2.5%, to $1,027.0 million, from $1,053.7 million for the six months ended June 30, 2007.

Net premiums earned decreased by $40.7 million, or 9.7%, in the Americas division, $8.8 million, or 5.6%, in the London Market division, and $2.2 million, or 1.1%, in the U.S. Insurance division, offset by an increase in the EuroAsia division of $25.0 million, or 9.1%. We expect that the lower level of net premiums written for the remainder of 2008 will result in reduced net premiums earned in subsequent quarters.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred increased $8.9 million, or 1.3%, to $712.3 million for the six months ended June 30, 2008, from $703.4 million for the six months ended June 30, 2007, as follows (in millions):

	Six Months
	Ended June 30,		Change
	2008	2007	$	%

Gross losses and LAE incurred	$793.4	$755.0	$38.4	5.1%
Less: ceded losses and LAE incurred	81.1	51.6	29.5	57.2

Net losses and LAE incurred	$712.3	$703.4	$8.9	1.3%

The increase in net losses and LAE incurred was principally related to an increase in current year catastrophe events of $13.9 million, to $76.9 million for the six months ended June 30, 2008, from $63.0 million for the six months ended June 30, 2007. Losses and LAE for the six months ended June 30, 2008 included prior period losses of $3.4 million, principally attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas and EuroAsia divisions. This increase was partially offset by decreased loss estimates due to loss emergence lower then expectations in the period on business written in the London Market and U.S. Insurance divisions. Losses and LAE for the six months ended June 30, 2007 included prior period losses of $7.8 million, principally attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions.

Ceded losses and LAE incurred for the six months ended June 30, 2008 increased $29.5 million, or 57.2%, to $81.1 million for the six months ended June 30, 2008, from $51.6 million for the six months ended June 30, 2007. This increase was principally attributable to increased loss cessions on casualty excess of loss contracts.

The loss and LAE ratio for the six months ended June 30, 2008 and 2007 and the percentage point change for each of our divisions and in total are as follows:

	Six Months		Change
	Ended June 30,		Percentage
Division	2008	2007	Point

Americas	66.0%	68.6%	(2.6)
EuroAsia	78.7	70.5	8.2
London Market	61.5	58.4	3.1
U.S. Insurance	67.5	64.3	3.2

Total loss and LAE ratio	69.4%	66.8%	2.6

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the six months ended June 30, 2008 and 2007 (in millions):

Six Months Ended June 30, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$249.5	66.0%	$235.8	78.7%	$90.7	61.5%	$136.3	67.5%	$712.3	69.4%
Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	13.0	4.3	—	—	—	—	13.0	1.3
China winter storm	—	—	29.1	9.7	—	—	—	—	29.1	2.8
Australian floods	9.5	2.5	1.8	0.6	—	—	—	—	11.3	1.1
China earthquake	—	—	9.0	3.0	—	—	—	—	9.0	0.9
Other 2008 events	9.7	2.6	3.6	1.3	1.2	0.8	—	—	14.5	1.4

Total 2008 events	19.2	5.1	56.5	18.9	1.2	0.8	—	—	76.9	7.5
Prior period events	(2.5)	(0.7)	1.6	0.5	1.8	1.2	—	—	0.9	0.1

Total catastrophe losses	16.7	4.4	58.1	19.4	3.0	2.0	—	—	77.8	7.6
Prior period loss development including prior period catastrophe losses	$6.6	1.7%	$12.0	4.0%	$(13.8)	(9.4)%	$(1.4)	(0.7)%	$3.4	0.3%

Six Months Ended June 30, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$287.2	68.6%	$193.7	70.5%	$91.3	58.4%	$131.2	64.3%	$703.4	66.8%
Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	25.6	9.3	12.0	7.7	—	—	37.6	3.6
Jakarta floods	—	—	6.2	2.3	—	—	—	—	6.2	0.6
Cyclone Gonu, Oman	—	—	7.5	2.7	—	—	—	—	7.5	0.7
Other 2007 events	6.4	1.5	3.8	1.4	1.5	0.9	—	—	11.7	1.1

Total 2007 events	6.4	1.5	43.1	15.7	13.5	8.6	—	—	63.0	6.0
Prior period events	0.9	0.2	(1.0)	(0.4)	(0.7)	(0.4)	(0.1)	—	(0.9)	(0.1)

Total catastrophe losses	7.3	1.7	42.1	15.3	12.8	8.2	(0.1)	—	62.1	5.9
Prior period loss development including prior period catastrophe losses	$33.8	8.1%	$(4.5)	(1.6)%	$(16.6)	(10.6)%	$(4.9)	(2.4)%	$7.8	0.7%

Americas Division — Losses and LAE decreased $37.7 million, or 13.1%, to $249.5 million for the six months ended June 30, 2008, from $287.2 million for the six months ended June 30, 2007. This resulted in a loss and LAE ratio of 66.0% for the six months ended June 30, 2008, compared to 68.6% for the six months ended June 30, 2007. This decrease in losses and LAE was principally due to a reduction in loss exposure associated with a decline in net premiums earned of $40.7 million and a decrease in prior period losses of $27.2 million, to $6.6 million for the six months ended June 30, 2008, from $33.8 million for the six months ended June 30, 2007. Prior period losses for the six months ended June 30, 2008 were principally attributable to loss emergence greater than expectations in the period on asbestos. Prior period losses for the six months ended June 30, 2007 were principally attributable to loss emergence greater than expectations in the period on U.S. casualty classes of business.

EuroAsia Division — Losses and LAE increased $42.1 million, or 21.7%, to $235.8 million for the six months ended June 30, 2008, from $193.7 million for the six months ended June 30, 2007. This resulted in a loss and LAE ratio of 78.7% for the six months ended June 30, 2008, compared to 70.5% for the six months ended June 30, 2007. This increase in losses and LAE was principally due to an increase in prior period losses of $16.5 million, to $12.0 million for the six months ended June 30, 2008, from a decrease of $4.5 million for the six months ended June 30, 2007, an increase in current year catastrophe events of $13.4 million, to $56.5 million for the six months ended June 30, 2008 from $43.1 million for the six months ended June 30, 2007 and an increase in loss exposure associated with an increase in net premiums earned of $25.0 million. For the six months ended June 30, 2008, current year catastrophe events included $29.1 million for the China winter storm, $13.0 million for Windstorm Emma and $9.0 million for the China earthquake, and prior period losses were principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business. For the six months ended June 30, 2007, current year catastrophe events included $25.6 million for Windstorm Kyrill, $7.5 million for Cyclone Gonu and $6.2 million for Jakarta floods, and the reduction in prior period losses was principally due to favorable loss emergence in the period on aviation, credit and marine lines of business.

London Market Division — Losses and LAE decreased $0.6 million, or 0.7%, to $90.7 million for the six months ended June 30, 2008, from $91.3 million for the six months ended June 30, 2007. This resulted in a loss and LAE ratio of 61.5% for the six months ended June 30, 2008, compared to 58.4% for the six months ended June 30, 2007. For the six months ended June 30, 2008, losses and LAE included a decrease in prior period losses of $13.8 million, principally due to loss emergence lower than expectations in the period on miscellaneous property lines of business. For the six months ended June 30, 2007, losses and LAE included $12.0 million for Windstorm Kyrill and a decrease in prior period losses of $16.6 million, principally due to loss emergence lower than expectations in the period on accident, satellite and aviation business.

U.S. Insurance Division — Losses and LAE increased $5.1 million, or 3.9%, to $136.3 million for the six months ended June 30, 2008, from $131.2 million for the six months ended June 30, 2007. This resulted in a loss and LAE ratio of 67.5% for the six months ended June 30, 2008, compared to 64.3% for the six months ended June 30, 2007. This increase in losses and LAE was principally related to an increase in prior period losses of $3.5 million, to a decrease of $1.4 million for the six months ended June 30, 2008, from a decrease of $4.9 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, the decrease in prior period losses was principally due to favorable loss emergence in the period on property business. For the six months ended June 30, 2007, the decrease in prior period losses was principally due to favorable loss emergence in the period on general liability business.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2008 were $213.2 million, a decrease of $1.6 million, or 0.7%, compared to $214.8 million for the six months ended June 30, 2007. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.8% for the six months ended June 30, 2008, compared to 20.4% for the six months ended June 30, 2007, an increase of 0.4 points. The Americas, London Market and U.S. Insurance divisions’ acquisition ratios increased by 1.0 points, 1.0 points and 1.9 points, respectively, due to the change in composition of the mix of business written. The EuroAsia division’s acquisition expense ratio increased 2.1 points for the six months ended June 30, 2008, compared to the corresponding period in 2007.

Other Underwriting Expenses.  Other underwriting expenses for the six months ended June 30, 2008 were $86.4 million, compared to $83.8 million for the six months ended June 30, 2007. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.4% for the six months ended June 30, 2008, compared to 8.0% for the corresponding period in 2007. The increase in other underwriting expenses is principally attributable to an increase in compensation costs.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the six months ended June 30, 2008 and 2007 for each of our divisions:

	Six Months
	Ended		Percentage
	June 30,		Point
Division	2008	2007	Change

Americas	32.9%	30.7%	2.2
EuroAsia	26.0	27.5	(1.5)
London Market	28.5	26.2	2.3
U.S. Insurance	27.5	26.2	1.3

Total acquisition costs and other underwriting expense ratio	29.1%	28.3%	0.8

Our combined ratio was 98.5% for the six months ended June 30, 2008, compared to 95.1% for the six months ended June 30, 2007. The following table reflects the combined ratio for the six months ended June 30, 2008 and 2007 for each of our divisions:

	Six Months
	Ended		Percentage
	June 30,		Point
Division	2008	2007	Change

Americas	98.9%	99.3%	(0.4)
EuroAsia	104.7	98.0	6.7
London Market	90.0	84.6	5.4
U.S. Insurance	95.0	90.5	4.5

Total combined ratio	98.5%	95.1%	3.4

Investment Results

Net Investment Income.  Net investment income for the six months ended June 30, 2008 decreased by $28.2 million, or 17.0%, to $137.8 million, from $166.0 million for the six months ended June 30, 2007. Net investment income is comprised of gross investment income of $161.0 million less investment expenses of $23.2 million for the six months ended June 30, 2008, compared to gross investment income of $185.2 million less investment expenses of $19.2 million for the six months ended June 30, 2007. The decrease in net investment income for the six months ended June 30, 2008 is primarily attributable to the following:

•	an increase in investment income from fixed income securities of $0.4 million, or 0.4%, for the six months ended June 30, 2008, compared to the corresponding period in 2007. An increase in the average amortized cost of our fixed income securities for the six months ended June 30, 2008, compared to the corresponding period in 2007, was offset by a decrease in the investment yield, resulting in a slight increase in investment income;

•	a decrease of $8.0 million, or 36.6%, in net investment income from equity investments for the six months ended June 30, 2008, compared to the corresponding period in 2007. Net income of common stocks, at equity, decreased by $10.3 million, partially due to the sale of Hub in June 2007, offset by an increase in dividends on common stocks of $2.3 million;

•	a decrease in net investment income from short-term investments and cash of $8.8 million, or 21.1%, for the six months ended June 30, 2008, compared to the corresponding period in 2007. An increase in the average asset value of our short-term investments for the six months ended June 30, 2008, compared to the corresponding period in 2007, was offset by a decrease in short-term interest rates, resulting in the overall decrease in short-term investment income;

•	a decrease in net investment income from other invested assets of $7.8 million, or 32.8%, for the six months ended June 30, 2008, compared to the corresponding period in 2007, which is mainly comprised of income from hedge funds and private equity funds accounted for in accordance with the equity method.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balance was 3.6% and 4.7% for the six months ended June 30, 2008 and 2007, respectively.

Interest expense on funds held, which primarily relates to our Whole Account and Facultative Excess of Loss Agreements and is included in investment expenses, of $3.3 million for the six months ended June 30, 2008, represents a decrease of $1.3 million, or 28.3%, from $4.6 million for the six months ended June 30, 2007. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $368.6 million for the six months ended June 30, 2008 increased by $199.4 million, from $169.2 million for the six months ended June 30, 2007. The increase in net realized investment gains is principally due to the following:

•	an increase in net realized investment gains on derivatives of $281.3 million, primarily attributable to the net change in fair value of our credit default swaps and total return swaps on indexes, caused by widening credit spreads and declining equity indexes;

•	higher net realized investment gains on fixed income securities of $64.8 million;

•	an increase in foreign exchange realized investment gains of short-term investments of $4.5 million resulting from the weakening of the U.S. dollar versus foreign currencies; and

•	an increase in net mark-to-market realized investment gains of $5.0 million on short positions; offset by:

•	lower net realized investment gains on equity and preferred securities of $152.9 million, which included other-than-temporary write-downs of equity securities of $35.7 million during the six months ended June 30, 2008, and gains of $119.2 million on the sale of Hub International Limited shares during the six months ended June 30, 2007; and

•	lower net realized investment gains on other securities of $3.3 million.

During the six months ended June 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $41.2 million relating to fixed income securities of $5.0 million, equity securities of $35.7 million and preferred stock of $0.5 million. There were no other-than-temporary write-downs of investments during the six months ended June 30, 2007. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the six months ended June 30, 2008 and 2007 were $19.2 million and $8.2 million, respectively. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The increase of $11.0 million for the six months ended June 30, 2008 compared to the corresponding 2007 period was primarily the result of $11.7 million related to foreign exchange related adjustments.

Interest Expense.  We incurred interest expense related to our debt obligations of $17.4 million and $18.9 million for the six months ended June 30, 2008 and 2007, respectively. The lower amount of interest expense in 2008 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the six months ended June 30, 2008 increased by $43.6 million, to $167.0 million, compared to $123.4 million for the six months ended June 30, 2007, resulting from increased pre-tax income. Our effective tax rates were 34.4% and 34.3% for the six months ended June 30, 2008 and 2007, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $3.7 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Underwriting Results

Gross Premiums Written.  Gross premiums written for the three months ended June 30, 2008 increased by $12.9 million, or 2.3%, to $566.2 million, compared to $553.3 million for the three months ended June 30, 2007, as reflected in the following table (in millions):

	Three Months
	Ended
	June 30,		Change
Division	2008	2007	$	%

Americas	$174.6	$200.4	$(25.8)	(12.9)%
EuroAsia	182.5	145.4	37.1	25.5
London Market	79.2	81.3	(2.1)	(2.6)
U.S. Insurance	129.9	126.2	3.7	2.9

Total gross premiums written	$566.2	$553.3	$12.9	2.3%

Total reinsurance gross premiums written for the three months ended June 30, 2008 were $389.1 million, compared to $375.4 million for 2007, an increase of 3.6%. Total insurance gross premiums written for the three months ended June 30, 2008, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $177.1 million, compared to $177.9 million for 2007, a decrease of 0.4%. For the three months ended June 30, 2008, total reinsurance gross premiums written represented 68.7% (67.9% in 2007) of our business, while insurance represented the remaining 31.3% (32.1% in 2007).

Americas.  Gross premiums written in the Americas division for the three months ended June 30, 2008 were $174.6 million, a decrease of $25.8 million, or 12.9%, compared to $200.4 million for the three months ended June 30, 2007. These amounts represented 30.8% of our gross premiums written for the three months ended June 30, 2008 and 36.2% for the three months ended June 30, 2007. Gross premiums written across each geographic region of the Americas division were as follows:

•	United States — Gross premiums written of $126.3 million for the three months ended June 30, 2008 decreased $31.8 million, or 20.1%, compared to $158.1 million for the three months ended June 30, 2007. The decrease in gross premiums written was comprised of a decrease of $37.1 million in casualty business, reflective of more competitive market conditions, offset by an increase in property business.

•	Latin America — Gross premiums written of $37.2 million for the three months ended June 30, 2008 increased $3.8 million, or 11.4%, compared to $33.4 million for the three months ended June 30, 2007. The increase in gross premiums written was due to an increase in proportional business of $2.4 million and an increase in excess of loss business of $1.4 million.

•	Canada — Gross premiums written of $11.1 million for the three months ended June 30, 2008 increased $1.7 million, or 18.1%, compared to $9.4 million for the three months ended June 30, 2007.

EuroAsia.  Gross premiums written in the EuroAsia division for the three months ended June 30, 2008 were $182.5 million, an increase of $37.1 million, or 25.5%, compared to $145.4 million for the three months ended June 30, 2007. These amounts represented 32.2% of our gross premiums written for the three months ended June 30, 2008 and 26.3% in the corresponding period of 2007. The increase in gross premiums written is comprised of: 1) $16.2 million attributable to the difference in foreign exchange rates during the second quarter of 2008 compared to the second quarter of 2007; and 2) a modification to the estimating process in the second quarter of 2008, which contributed $17.4 million to the increase. The modification to the estimating process impacted gross and net premiums written but had no effect on earned premium. Excluding the effects of the foreign exchange rate movement and the modification to the estimating process, gross premiums written would have increased by $3.6 million.

London Market.  Gross premiums written in the London Market division for the three months ended June 30, 2008 were $79.2 million, a decrease of $2.1 million, or 2.6%, compared to $81.3 million for the three months ended June 30, 2007. These amounts represented 14.0% of our gross premiums written for the three months ended June 30,

2008 and 14.7% for the three months ended June 30, 2007. Gross premiums written across each unit of the London Market division were as follows:

•	London Branch — Gross premiums written of $32.0 million for the three months ended June 30, 2008 increased $2.3 million, or 7.7%, compared to $29.7 million for the three months ended June 30, 2007. Gross premiums written for property business, which represented 62.4% of the total gross premiums written of the London branch, increased by $5.5 million, or 37.9%, for the three months ended June 30, 2008 compared to the corresponding period of 2007. Marine and aviation business decreased by $4.4 million, or 35.7%, for the three months ended June 30, 2008, compared to the corresponding period in 2007. Casualty business increased by $1.2 million, or 41.7%, for the three months ended June 30, 2008 compared to the corresponding period of 2007.

•	Newline/NICL — Gross premiums written of $47.2 million for the three months ended June 30, 2008 decreased $4.5 million, or 8.7%, compared to $51.7 million for the three months ended June 30, 2007, attributable to a decrease in financial lines of business, offset by an increase in motor business.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the three months ended June 30, 2008 were $129.9 million, an increase of $3.7 million, or 2.9%, compared to $126.2 million for the three months ended June 30, 2007. These amounts represented 23.0% and 22.8% of our gross premiums written for the three month periods ended June 30, 2008 and 2007, respectively. Lines of business which experienced the greatest change in gross premiums written during the second quarter of 2008 were as follows:

•	Property and package gross premiums written for the three months ended June 30, 2008 were $34.6 million, compared to $26.0 million during the corresponding 2007 period. The increase was primarily due to two new programs.

•	Professional liability gross premiums written for the three months ended June 30, 2008 were $37.2 million, compared to $32.5 million during the corresponding 2007 period. The increase was primarily related to the recording of one large account in the current period.

•	Medical malpractice gross premiums written were $20.4 million for the three months ended June 30, 2008, compared to $25.8 million during the corresponding 2007 period. The decrease in this segment was principally the result of competitive market conditions.

•	Our personal auto business, which primarily includes non-standard auto business written in California, decreased $9.0 million, or 56.6%, to $6.9 million for the three months ended June 30, 2008, compared to $15.9 million during the corresponding 2007 period. This was primarily due to cancelled programs.

•	Commercial auto increased $6.3 million, to $18.2 million, for the three months ended June 30, 2008, from $11.9 million during the corresponding 2007 period. This increase resulted from inception of two new programs.

Ceded Premiums Written.  Ceded premiums written for the three months ended June 30, 2008 increased by $14.5 million, or 30.1%, to $62.7 million (11.1% of gross premiums written), from $48.2 million (8.7% of gross premiums written) for the three months ended June 30, 2007. The increase in ceded premiums written was primarily related to Newline and NICL.

Net Premiums Written.  Net premiums written for the three months ended June 30, 2008 decreased by $1.6 million, or 0.3%, to $503.5 million, from $505.1 million for the three months ended June 30, 2007, as reflected in the following table (in millions):

	Three Months
	Ended
	June 30,		Change
Division	2008	2007	$	%

Americas	$172.0	$197.0	$(25.0)	(12.7)%
EuroAsia	176.6	142.3	34.3	24.1
London Market	56.5	71.0	(14.5)	(20.4)
U.S. Insurance	98.4	94.8	3.6	3.8

Total net premiums written	$503.5	$505.1	$(1.6)	(0.3)%

Americas.  Net premiums written in the Americas division for the three months ended June 30, 2008 were $172.0 million, compared to $197.0 million for the 2007 period, a decrease of 12.7%. These amounts represented 34.2% of our net premiums written for the three months ended June 30, 2008 and 39.0% for the three months ended June 30, 2007. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 98.5% for the three months ended June 30, 2008, compared to 98.3% for the three months ended June 30, 2007.

The decrease in net premiums written in the Americas Division is consistent with the 12.9% decrease in gross premiums written related to the decrease in casualty business, offset by the increase in property business.

EuroAsia.  Net premiums written in the EuroAsia division for the three months ended June 30, 2008 were $176.6 million, compared to $142.3 million for 2007, an increase of 24.1%. These amounts represented 35.1% of our net premiums written for the three months ended June 30, 2008 and 28.2% for the three months ended June 30, 2007. The net retention ratio for the three months ended June 30, 2008 was 96.8%, compared to 97.9% for the three months ended June 30, 2007.

The increase in net premiums written is consistent with the increase in gross premiums written, which was impacted by the foreign exchange rate movement and the modification to the estimating process, as discussed in the gross premium analysis above.

London Market.  Net premiums written in the London Market Division for the three months ended June 30, 2008 were $56.5 million, compared to $71.0 million for 2007, a decrease of 20.4%. These amounts represented 11.2% of our net premiums written for the three months ended June 30, 2008 and 14.1% for the three months ended June 30, 2007. The net retention ratio was 71.3% for the three months ended June 30, 2008, compared to 87.3% for the three months ended June 30, 2007.

The decrease in net premiums written is comprised of a decrease in gross premiums written of $2.1 million combined with an increase in ceded premiums written of $12.4 million, principally resulting from an increase in cessions associated with a new program incepting in 2008.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the three months ended June 30, 2008 were $98.4 million, compared to $94.8 million for the three months ended June 30, 2007, an increase of 3.8%. These amounts represented 19.5% of our net premiums written for the three months ended June 30, 2008 and 18.7% for the three months ended June 30, 2007. The net retention ratio was 75.8% for the three months ended June 30, 2008, compared to 75.1% for the three months ended June 30, 2007.

The increase in net premiums written resulted from an increase in gross premiums written of $3.7 million.

Net Premiums Earned.  Net premiums earned for the three months ended June 30, 2008 increased by $0.8 million, or 0.2%, to $515.5 million, from $514.7 million for the three months ended June 30, 2007. Net premiums earned increased by $18.9 million, or 13.7%, in the EuroAsia division and $2.6 million, or 2.5%, in the U.S. Insurance division, offset by a decrease of $16.4 million, or 8.3%, in the Americas division and $4.3 million, or

5.7%, in the London Market division. We expect that the lower level of net premiums written for the remainder of 2008 will result in reduced net premiums earned in subsequent quarters.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred increased $24.2 million, or 7.2%, to $360.1 million for the three months ended June 30, 2008, from $335.9 million for the three months ended June 30, 2007, as follows (in millions):

	Three Months
	Ended
	June 30,		Change
	2008	2007	$	%

Gross losses and LAE incurred	$403.0	$368.5	$34.5	9.4%
Less: ceded losses and LAE incurred	42.9	32.6	10.3	31.6

Net losses and LAE incurred	$360.1	$335.9	$24.2	7.2%

The increase in net losses and LAE incurred was principally related to an increase in current year catastrophe events of $20.9 million, to $39.1 million for the three months ended June 30, 2008, from $18.2 million for the three months ended June 30, 2007. Losses and LAE for the three months ended June 30, 2008 included prior period losses of $5.7 million, principally attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas, EuroAsia and U.S. Insurance divisions. This increase was partially offset by decreased loss estimates due to loss emergence lower than expectations in the period in the London Market division. Losses and LAE for the three months ended June 30, 2007 included prior period losses of $5.4 million, principally attributable to loss emergence greater than expectations in the period in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions.

Ceded losses and LAE incurred for the three months ended June 30, 2008 increased $10.3 million, or 31.6%, to $42.9 million for the three months ended June 30, 2008, from $32.6 million for the three months ended June 30, 2007. This increase was principally attributable to increased loss cessions on casualty excess of loss contracts.

The loss and LAE ratio for the three months ended June 30, 2008 and 2007 and the percentage point change for each of our divisions and in total are as follows:

	Three Months
	Ended		Percentage
	June 30,		Point
Division	2008	2007	Change

Americas	65.0%	70.3%	(5.3)
EuroAsia	79.9	67.4	12.5
London Market	60.2	52.5	7.7
U.S. Insurance	69.8	62.1	7.7

Total loss and LAE ratio	69.8%	65.3%	4.5

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended June 30, 2008 and 2007 (in millions):

Three Months Ended June 30, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$118.1	65.0%	$125.0	79.9%	$42.5	60.2%	$74.5	69.8%	$360.1	69.8%
Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	0.5	0.3	—	—	—	—	0.5	0.1
China winter storm	—	—	19.1	12.2	—	—	—	—	19.1	3.7
Australian floods	—	—	(0.5)	(0.3)	—	—	—	—	(0.5)	(0.1)
China earthquake	—	—	9.0	5.8	—	—	—	—	9.0	1.7
Other 2008 events	7.7	4.3	3.0	1.8	0.3	0.4	—	—	11.0	2.2

Total 2008 events	7.7	4.3	31.1	19.8	0.3	0.4	—	—	39.1	7.6
Prior period events	(1.2)	(0.7)	1.5	1.0	(0.1)	(0.1)	—	—	0.2	—

Total catastrophe losses	6.5	3.6	32.6	20.8	0.2	0.3	—	—	39.3	7.6
Prior period loss development including prior period catastrophe losses	$2.2	1.2%	$7.3	4.7%	$(5.4)	(7.6)%	$1.6	1.5%	$5.7	1.1%

Three Months Ended June 30, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$139.2	70.3%	$92.6	67.4%	$39.4	52.5%	$64.7	62.1%	$335.9	65.3%
Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	2.8	2.0	2.7	3.6	—	—	5.5	1.1
Jakarta floods	—	—	0.7	0.5	—	—	—	—	0.7	0.1
Cyclone Gonu, Oman	—	—	7.5	5.5	—	—	—	—	7.5	1.5
Other 2007 events	4.1	2.1	0.4	0.3	—	—	—	—	4.5	0.9

Total 2007 events	4.1	2.1	11.4	8.3	2.7	3.6	—	—	18.2	3.6
Prior period events	1.8	0.9	(0.2)	(0.2)	(0.4)	(0.5)	—	—	1.2	0.2

Total catastrophe losses	5.9	3.0	11.2	8.1	2.3	3.1	—	—	19.4	3.8
Prior period loss development including prior period catastrophe losses	$18.7	9.4%	$(1.1)	(0.8)%	$(8.0)	(10.7)%	$(4.2)	(4.0)%	$5.4	1.0%

Americas Division — Losses and LAE decreased $21.1 million, or 15.2%, to $118.1 million for the three months ended June 30, 2008, from $139.2 million for the three months ended June 30, 2007. This resulted in a loss and LAE ratio of 65.0% for the three months ended June 30, 2008, compared to 70.3% for the three months ended June 30, 2007. This decrease in losses and LAE was principally due to a reduction in loss exposure associated with a decline in net premiums earned of $16.4 million and a decrease in prior period losses of $16.5 million, to $2.2 million for the three months ended June 30, 2008, from $18.7 million for the three months ended June 30, 2007. Prior period losses for the three months ended June 30, 2008 were principally attributable loss emergence greater than expectations in the period on general liability business. Prior period losses for the three months ended June 30, 2007 were principally attributable to loss emergence greater than expectations in the period on U.S. casualty classes of business.

EuroAsia Division — Losses and LAE increased $32.4 million, or 35.0%, to $125.0 million for the three months ended June 30, 2008, from $92.6 million for the three months ended June 30, 2007. This resulted in a loss and LAE ratio of 79.9% for the three months ended June 30, 2008, compared to 67.4% for the three months ended June 30, 2007. This increase in losses and LAE was principally due to an increase in current year catastrophe events of $19.7 million, to $31.1 million for the three months ended June 30, 2008, from $11.4 million for the three months ended June 30, 2007, an increase in prior period losses of $8.4 million, to $7.3 million for the three months ended June 30, 2008, from a decrease of $1.1 million for the three months ended June 30, 2007, and an increase in loss exposure associated with an increase in net premiums earned of $18.9 million. For the three months ended June 30, 2008, current year catastrophe events included $19.1 million for the China winter storm, $9.0 million for the China earthquake, and prior period losses were principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business. For the three months ended June 30, 2007, current year catastrophe events included $7.5 million for Cyclone Gonu and the reduction in prior period losses was principally attributable to favorable loss emergence in the period on credit and marine lines of business.

London Market Division — Losses and LAE increased $3.1 million, or 7.9%, to $42.5 million for the three months ended June 30, 2008, from $39.4 million for the three months ended June 30, 2007. This resulted in a loss and LAE ratio of 60.2% for the three months ended June 30, 2008, compared to 52.5% for the three months ended June 30, 2007. For the three months ended June 30, 2008, losses and LAE included a decrease in prior period losses of $5.4 million, principally due to favorable loss emergence in the period on miscellaneous property lines of business. For the three months ended June 30, 2007, losses and LAE included $2.7 million for Windstorm Kyrill and a decrease in prior period losses of $8.0 million, principally attributable to favorable loss emergence in the period on accident, satellite and aviation business.

U.S. Insurance Division — Losses and LAE increased $9.8 million, or 15.1%, to $74.5 million for the three months ended June 30, 2008, from $64.7 million for the three months ended June 30, 2007. This resulted in a loss and LAE ratio of 69.8% for the three months ended June 30, 2008, compared to 62.1% for the three months ended June 30, 2007. This increase in losses and LAE was principally related to an increase in prior period losses of $5.8 million, to $1.6 million for the three months ended June 30, 2008, from a decrease of $4.2 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, prior period losses were principally due to unfavorable loss emergence in the period on auto business. For the three months ended June 30, 2007, the decrease in prior period losses was principally due to favorable loss emergence in the period on general liability business.

Acquisition Costs.  Acquisition costs for the three months ended June 30, 2008 were $105.0 million, a decrease of $2.0 million, or 1.9%, compared to $107.0 million for the three months ended June 30, 2007. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.4% for the three months ended June 30, 2008, compared to 20.8% for the three months ended June 30, 2007, a decrease of 0.4 points. The EuroAsia and U.S. Insurance divisions’ acquisition expense ratios decreased by 2.7 points and 0.3 points, respectively, for the three months ended June 30, 2008 compared to the corresponding period in 2007. The Americas and London Market divisions’ acquisition ratios increased by 0.1 points and 2.2 points, respectively.

Other Underwriting Expenses.  Other underwriting expenses for the three months ended June 30, 2008 were $43.6 million, compared to $40.3 million for the three months ended June 30, 2007. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.5% for the three months ended June 30, 2008, compared to 7.8% for the corresponding period in 2007. The increase in other underwriting expense ratio was attributable to a decrease in net premiums earned while the underwriting expense remained relatively unchanged.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended June 30, 2008 and 2007 for each of our divisions:

	Three Months
	Ended		Percentage
	June 30,		Point
Division	2008	2007	Change

Americas	32.8%	31.2%	1.6
EuroAsia	26.1	27.9	(1.8)
London Market	30.1	25.9	4.2
U.S. Insurance	25.3	26.6	(1.3)

Total acquisition costs and other underwriting expense ratio	28.9%	28.6%	0.3

Our combined ratio was 98.7% for the three months ended June 30, 2008, compared to 93.9% for the three months ended June 30, 2007. The following table reflects the combined ratio for the three months ended June 30, 2008 and 2007 for each of our divisions:

	Three Months
	Ended		Percentage
	June 30,		Point
Division	2008	2007	Change

Americas	97.8%	101.5%	(3.7)
EuroAsia	106.0	95.3	10.7
London Market	90.3	78.4	11.9
U.S. Insurance	95.1	88.7	6.4

Total combined ratio	98.7%	93.9%	4.8

Investment Results

Net Investment Income.  Net investment income for the three months ended June 30, 2008 decreased by $19.8 million, or 23.5%, to $64.7 million, from $84.5 million for the three months ended June 30, 2007. Net investment income was comprised of gross investment income of $77.2 million less investment expenses of $12.5 million for the three months ended June 30, 2008, compared to gross investment income of $93.5 million less investment expenses of $9.0 million for the three months ended June 30, 2007. The decrease in net investment income for the three months ended June 30, 2008 was primarily attributable to the following:

•	a decrease in investment income from fixed income securities of $3.5 million, or 6.5%, for the three months ended June 30, 2008, compared to the corresponding period in 2007;

•	a decrease of $4.5 million in net investment income from equity investments for the three months ended June 30, 2008, compared to the corresponding period in 2007. Net income of common stocks, at equity, decreased by $4.5 million, while dividends on common stocks remained unchanged;

•	a decrease in investment income from short-term investments and cash of $2.1 million or 12.5% for the three months ended June 30, 2008, compared to the corresponding period in 2007, which is representative of a decrease in short-term interest rates over the period;

•	a decrease in income from other invested assets of $6.2 million for the three months ended June 30, 2008 compared to the corresponding period in 2007, which is primarily comprised of income from hedge funds and private equity funds accounted for in accordance with the equity method; and

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances was 3.3% and 4.7% for the three months ended June 30, 2008 and 2007, respectively.

Interest expense on funds held of $1.3 million for the three months ended June 30, 2008, which primarily relates to our Whole Account Excess of Loss Agreements and is included in investment expenses, represented a decrease of $0.7 million, or 35.0%, from $2.0 million for the three months ended June 30, 2007. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $45.6 million for the three months ended June 30, 2008 decreased by $75.5 million, from $121.1 million for the three months ended June 30, 2007. The decrease in net realized investment gains was principally comprised of the following:

•	an increase in net realized investment gains on derivative securities of $40.7 million, primarily attributable to the net change in fair value of our credit default swaps and total return swaps on indexes, caused by widening credit spreads and declining equity indexes;

•	higher net realized investment gains on fixed income securities of $30.9 million; offset by:

•	a decrease in foreign exchange realized investment gains on short-term investments of $16.0 million resulting from the weakening of the U.S. dollar versus foreign currencies;

•	a decrease in net mark-to-market realized investment gains of $5.0 million on short positions;

•	a decrease in net realized investment gains on other invested assets of $5.2 million; and

•	lower net realized investment gains on equity securities of $120.9 million, which include other-than-temporary write-downs of equity securities of $0.3 million during the three months ended June 30, 2008 and gains of $119.2 million on the sale of Hub International Limited shares during the six months ended June 30, 2007.

During the three months ended June 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $0.3 million relating to equity securities. There were no other-than-temporary write-downs of investments during the three months ended June 30, 2007. Other-than-temporary impairments reflect situations where the fair value was below the cost of the security, and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the three months ended June 30, 2008 and 2007 were $8.1 million and $2.7 million, respectively. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The increase of $5.4 million for the three months ended June 30, 2008 compared to 2007 was primarily comprised of: (i) an increase of $0.4 million in compensation expense, (ii) an increase of $1.0 million relating to charitable contributions, (iii) an increase in legal fees of $0.4 million, (iv) an increase in audit fees of $0.4 million; and (v) an increase in foreign exchange related adjustments of $3.9 million, primarily related to the strengthening of the Euro during the three months ended June 30, 2008.

Interest Expense.  We incurred interest expense related to our debt obligations of $8.4 million and $9.4 million for the three months ended June 30, 2008 and 2007, respectively. The lower amount of interest expense in 2008 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the three months ended June 30, 2008 decreased by $43.8 million, to $33.7 million, compared to $77.5 million for the three months ended June 30, 2007, resulting from decreased pre-tax income. Our effective tax rates were 33.5% and 34.4% for the three months ended June 30, 2008 and 2007, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $1.8 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our shareholders’ equity increased by $36.8 million, or 1.4%, to $2,691.5 million as of June 30, 2008, from $2,654.7 million as of December 31, 2007. The net increase as of June 30, 2008 compared to December 31, 2007 was primarily attributable to net income of $317.9 million and an increase in foreign currency translation adjustments, a component of accumulated other comprehensive income, of $15.0 million. Offsetting these increases were a decrease in the net unrealized appreciation on securities of $71.9 million, dividends on preferred and common shares of $12.0 million and the repurchase of $210.6 million of our common shares, under our share repurchase program. Our book value per common share was $40.61 as of June 30, 2008, representing an increase of $3.83, or 10.4%, from our book value per common share of $36.78 as of December 31, 2007.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, which is used in our book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their book value per share calculation.

	As of	As of
	June 30,	December 31,
	2008	2007
	(In millions, except share
	and per share amounts)

Total shareholders’ equity	$2,691.5	$2,654.7
Less: shareholders’ equity related to preferred stock	97.5	97.5

Total common shareholders’ equity	$2,594.0	$2,557.2

Common shares outstanding	63,883,378	69,521,494

Book value per common share	$40.61	$36.78

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. The holding company received dividends from Odyssey America of $410.0 million during 2008, of which $100.0 million was received in July 2008, compared to $155.0 million for the year ended December 31, 2007. During 2008, Odyssey America can pay dividends to the holding company of $292.3 million without prior regulatory approval. During the second quarter of 2008, Odyssey America received the approval of the Connecticut Insurance Department to pay extraordinary dividends of $150.0 million and $100.0 million to the holding company. The dividends have been and will continue to be used for general corporate purposes including the continued repurchase of our common stock pursuant to our publicly announced share repurchase plan. Holding company cash, cash equivalents and short-term investments equaled $107.6 million as of June 30, 2008, as compared to $56.5 million as of December 31, 2007.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.1 billion during 2008. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of June 30, 2008, our operating subsidiaries maintained cash and cash equivalents of $1.2 billion, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 90.9% of our total reinsurance recoverables as of June 30, 2008, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of June 30, 2008, net of the reserve for uncollectible reinsurance, was $64.6 million. The top ten reinsurers measured on total reinsurance recoverables represented $32.7 million, or 50.6% of the total paid loss recoverable, of which $4.3 million is fully collateralized and the remaining $28.4 million is with highly rated companies. The remaining $31.9 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $3.5 million net of the reserve on uncollectible reinsurance.

Cash provided by operations was $122.5 million for the six months ended June 30, 2008, compared to $103.8 million for the six months ended June 30, 2007. This reflects an increase in cash provided by operations of $18.7 million, or 18.0%, over the corresponding period of 2007.

Total investments and cash amounted to $7.9 billion as of June 30, 2008, an increase of $77.8 million compared to December 31, 2007. Our average invested assets and cash were $7.8 billion for the six months ended June 30, 2008, compared to $7.2 billion for the six months ended June 30, 2007. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 24.0% and 18.5% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of June 30, 2008 and December 31, 2007, respectively. Total fixed income securities were $4.3 billion as of June 30, 2008, compared to $4.6 billion as of December 31, 2007. As of June 30, 2008, 89.6% of our fixed income portfolio was rated “AAA”, with a minimal amount of securities rated below investment grade. The duration of our investment portfolio, including cash and cash equivalents, was 5.9 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained within our portfolio.

Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of June 30, 2008 and December 31, 2007, we had receivables for securities sold of $45.3 million and $23.6 million, respectively, which are included in other assets, and payables for securities purchased of $31.8 million and $27.1 million, respectively, which are included in other liabilities.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the six months ended June 30, 2008 and 2007, the average annual interest rate on the Series C Notes was 6.20% and 7.86%, respectively.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us in 2009 at their par value, plus accrued and unpaid interest. For the six months ended June 30, 2008 and 2007, the average annual interest rate on each series of notes was 5.90% and 7.56%, respectively.

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

As of June 30, 2008, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at our option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if our debt rating changes.

On June 15, 2007, our Board of Directors authorized a share repurchase program. Under the initial authorization, effective as of such date, we were authorized to repurchase shares of our common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200.0 million. On March 18, 2008, we announced that our Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the six months ended June 30, 2008, we repurchased and retired 5,711,500 shares of our common stock, at a cost of $210.6 million, an average repurchase price of $36.88 per share.

From inception of the program through August 4, 2008, we repurchased and retired 8,861,189 shares of our common stock at a total cost of $323.8 million, of which 512,700 shares were purchased from July 1, 2008 through August 4, 2008, at a cost of $18.7 million.

We participate in Lloyd’s through our 100% ownership of Newline, through which we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $173.3 million as of June 30, 2008 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 44.5% owned by Fairfax and its affiliates, which includes 8.1% held by us. nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our consolidated financial position. In January 2006, September 2006 and June 2007, Odyssey America received assets with par values of $48.6 million, $10.7 million and $14.6 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of June 30, 2008, Odyssey America continues to have a par value of $88.1 million, or approximately £44.2 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of June 30, 2008 is $111.8 million, or approximately £56.2 million equivalent. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business. See Note 14 to the consolidated financial statements for a discussion of an additional return of assets from Advent to Odyssey America, which occurred on July 17, 2008.

On May 15, 2008, our Board of Directors declared a quarterly cash dividend of $0.0625 per common share. The dividend was paid on June 27, 2008 to all common shareholders of record as of June 13, 2008, resulting in an aggregate dividend payment of $4.0 million. On July 31, 2008, our Board of Directors approved a 20% increase in our quarterly common stock dividend, and declared a quarterly cash dividend of $0.075 per common share, payable on September 26, 2008 to common shareholders of record on September 12, 2008.

On May 15, 2008, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative Series A preferred shares and $0.3792188 (equal to 6.07% per annum) per share on our floating rate Series B preferred shares. Total dividends of $1.8 million were paid on July 20, 2008 to Series A and Series B preferred shareholders of record on June 30, 2008.

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

On January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We elected the FVO for one investment that had previously been recorded in accordance with the equity method of accounting. On January 1, 2008, we discontinued applying the equity method of accounting for this investment and, in accordance with SFAS 159, carry the investment at fair value with changes in fair value recognized as realized gains or losses in our consolidated statements of operations. As a result of adopting the FVO for this investment, we recorded a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, which had been included in accumulated other comprehensive income, to retained earnings as of January 1, 2008. In addition, SFAS 159 amended SFAS 95, “Statement of Cash Flows,” to allow cash payments and receipts related to trading securities to be classified according to the investment intent. As a result of the amendment to SFAS 95, as of January 1, 2008, we have classified our cash flows from purchases and sales of trading securities within the investing activities section of our consolidated statements of cash flows due to the investment nature of the transactions. For comparative purposes, the cash flows related to the purchases and sales of trading securities, for the six months ended June 30, 2007, have been reclassified from operating activities to investing activities to conform to the current year’s presentation.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R).” In accordance with SFAS 158, as of December 31, 2006, we recognized the underfunded status of our pension and postretirement benefit plans, as a liability on our consolidated balance sheet, and recognize the changes in the funded status, in the year in which the changes occur, through other comprehensive income. SFAS 158 also requires employers to measure plan assets and liabilities as of the date of their financial statements. Accordingly, the measurement date for two of our benefit plans has been changed from October 1 to December 31. We have elected to apply the “fifteen-month” approach to these two benefit plans, to measure plan assets and liabilities from the plans’ current measurement date, October 1, 2007, for a fifteen-month period through December 31, 2008. On January 1, 2008, we recorded a transition adjustment of $1.2 million, net of tax, decreasing retained earnings, and $0.1 million, net of tax, increasing accumulated other comprehensive income, related to the change in the measurement date for the two benefit plans. SFAS 158 does not require retrospective application.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which provides the framework necessary to determine the proper application of accounting principles in preparing financial statements in conformity with GAAP. Currently AICPA Statement on Auditing Standards 69, “The Meaning of Present

Fairly in Conformity With Generally Accepted Accounting Principles,” is the current guidance that would be superseded by SFAS 162. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The amendments to AU Section 411 are still in deliberations.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We are currently evaluating the impact of FSP EITF 03-6-1, if any, on our earnings per share calculation.

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

Forward Looking Statements

We have included in this Form 10-Q filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	a reduction in net income if our loss reserves are insufficient;

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	the lowering or loss of one of our financial or claims-paying ratings, including those of our subsidiaries;

•	an inability to realize our investment objectives;

•	the risk that current governmental investigations or related proceedings involving the Company might impact us adversely;

•	the risk that ongoing regulatory developments will disrupt our business or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we do business;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	a change in the requirements of one or more of our current or potential customers relating to counterparty financial strength, claims-paying ratings, or collateral requirements;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	risks relating to our controlling shareholder’s ability to determine the outcome of our corporate actions requiring board or shareholder approval;

•	risks relating to our ability to raise additional capital if it is required;

•	risks related to covenants in our credit facility;

•	our inability to access our subsidiaries’ cash;

•	loss of services of any of our key employees;

•	risks related to our use of reinsurance brokers;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions which could affect our investment portfolio;

•	failure of our reinsurers to honor their obligations to us;

•	risks associated with the growth of our specialty insurance business and the development of our infrastructure to support this growth;

•	operational and financial risks relating to our utilization of program managers, third-party administrators, and other vendors to support our specialty insurance operations;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	risks related to our computer and data processing systems; and

•	acts of war, terrorism or political unrest.

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

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of June 30, 2008, our total investments and cash of $7.9 billion include $4.3 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

The table below displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of June 30, 2008 and December 31, 2007, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2008			As of December 31, 2007
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
			(In millions)

200 basis point rise	$3,629.8	$(621.3)	(14.6)%	$4,127.1	$(518.3)	(11.2)%
100 basis point rise	3,917.8	(333.3)	(7.8)	4,367.4	(278.0)	(6.0)
Base scenario	4,251.1	—	—	4,645.4	—	—
100 basis point decline	4,638.9	387.8	9.1	4,969.1	323.7	7.0
200 basis point decline	5,081.3	830.2	19.5	5,335.9	690.5	14.9

The preceding table indicates an asymmetric fair value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent 4% of the fair value of the total fixed income portfolio as of both June 30, 2008 and December 31, 2007. The asymmetric fair value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting fair value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher fair values in that environment).

As of June 30, 2008, we had net unrealized gains of $25.3 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $206.9 million, offset by gross unrealized depreciation of $181.6 million, which includes gross unrealized appreciation of $181.3 million and gross unrealized depreciation of $180.9 million related to fixed income securities and common stocks carried at fair value.

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

As of June 30, 2008 and December 31, 2007, 93.4% and 96.1%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 6.6% and 3.9%, respectively, rated below investment grade.

We have purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. We assess the reasonableness of the fair values of the credit default swaps by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The total cost of the credit default swaps was $65.9 million and $94.2 million as of June 30, 2008 and December 31, 2007, respectively, and the fair value was $204.5 million and $307.6 million, as of June 30, 2008 and December 31, 2007, respectively. The notional amount of the credit default swaps was $3.9 billion and $5.0 billion as of June 30, 2008 and December 31, 2007, respectively. The credit default swaps had net realized gains of $172.3 million and $12.9 million for the six months ended June 30, 2008 and 2007, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at June 30, 2008 was $143.6 million, of which we do not have the right to sell or repledge $82.3 million. We have not exercised our right to sell or repledge the remaining $61.3 million of this collateral.

As of June 30, 2008, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.

Equity Price Risk

We have investments in equity index and common stock total return swaps, as an “economic hedge” against a broad market downturn. The total return swaps had aggregate notional amounts of $1.1 billion and $691.0 million as of June 30, 2008 and December 31, 2007, respectively. The margin maintenance requirement related to the total return swaps was $368.6 million and $205.7 million as of June 30, 2008 and December 31, 2007, respectively. The swap transactions terminate during the fourth quarter of 2008 and second quarter of 2009. As of June 30, 2008 and December 31, 2007, we provided $369.8 million and $210.9 million, respectively, of U.S. Treasury securities as collateral for the swap transactions. The fair value of the equity index total return swaps, in the aggregate, was in a gain position as of June 30, 2008 and December 31, 2007, and is recorded in other invested assets. The fair value of the common stock total return swaps, in the aggregate, was in a loss position as of June 30, 2008 and is recorded in other liabilities. We did not own common stock total return swaps as of December 31, 2007. Changes in the fair value are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. As a result of the appreciation in the fair value of the total return swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of June 30, 2008 was $18.3 million. We have the right to sell or repledge this collateral.

In connection with the total return swap transactions, as of June 30, 2008, we owned index call options on SPDRs and the iShares Canadian S&P/TSX60 (XIU), at a cost of $0.9 million and $1.0 million, with average strike prices of approximately 138.8% of the aggregate notional amount of the swap transactions as of June 30, 2008. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. As of December 31, 2007, we owned index call options on SPDRs and the Financial Select SPDR Fund (“XLF”), with average strike prices of approximately 127.8% of the aggregate notional amount of the swap transactions as of December 31, 2007. During the second quarter of 2008, we sold our XLF total return swaps for a gain and did not renew them. Our maximum potential loss on the total return swap and call option transactions was $325.1 million and $193.2 million as of June 30, 2008 and December 31, 2007, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations. For the six months ended June 30, 2008 and 2007, the call options had net realized losses of $1.1 million and $5.5 million, respectively.

In addition, the Company had sold short primarily equity securities, all of which were closed out during the second quarter of 2008. As of December 31, 2007, the Company had short positions of $62.3 million, primarily with respect to equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $60.7 million. Net realized gains of $12.8 million and $7.8 million for the six months ended June 30, 2008 and 2007, respectively, were recognized in our consolidated statements of operations. As of December 31, 2007, we provided cash of $195.8 million, as collateral for the borrowed securities.

In connection with the short sales described above, we purchased a SPDR call option, which expired on July 7, 2008 and was not renewed, as protection at a cost of $0.1 million. The call option is recorded at fair value in other invested assets in the consolidated balance sheet, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the six months ended June 30, 2008 and 2007, the call option had net realized losses of $0.1 million and $24.5 million, respectively.

As of June 30, 2008 and December 31, 2007, 15.3% and 13.4%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 13.6% and 11.6% as of June 30, 2008 and December 31, 2007, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in fair value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $106.6 million and $90.3 million as of June 30, 2008 and December 30, 2007, respectively, in the fair value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of June 30, 2008 and December 31, 2007, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $1.9 billion and $2.1 billion, respectively, or 24.8% and 26.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the Euro, which represented 9.4% and 9.5% of our total investments and cash as of June 30, 2008 and December 31, 2007, respectively, the British pound, which represented 7.1% and 9.2% of our total investments and cash as of June 30, 2008 and December 31, 2007, respectively, and the Canadian dollar, which represented 4.4% and 4.2%, of our total investments and cash as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $194.7 million decline in the fair value of our total investments and cash, before taxes.

Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being the Euro, the British pound, and Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of June 30, 2008 and December 31, 2007, we were party to forward currency contracts with notional amounts of $425.9 million and $149.2 million, respectively. As of June 30, 2008 and December 31, 2007, the fair value of these contracts is reported in other invested assets and other liabilities at $0.4 million and $2.8 million, respectively. Forward currency contracts had net realized gains of $3.1 million for the six months ended June 30, 2008.

Investment Impairment Risk

We review our investment portfolio on a quarterly basis for declines in value, and specifically consider securities, the fair value of which have declined to less than 80% of their cost or amortized cost at the time of review. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.

In assessing the value of our debt and equity securities held as investments and possible impairments of such securities, we review (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest, dividends and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information we may consider relevant. In addition, we consider our intent and ability to hold the security to recovery when evaluating possible impairments.

Based on our review, we recognized other-than-temporary impairment losses in the amount of $41.2 million before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains for the six months ended June 30, 2008.

The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2008 and December 31, 2007 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
June 30, 2008	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,516.7	$(32.8)	7	$443.7	$(20.8)	4	$1,960.4	$(53.6)	11
States, municipalities and political subdivisions	243.5	(4.9)	23	11.0	(0.4)	3	254.5	(5.3)	26
Foreign governments	813.2	(26.4)	18	34.8	(2.7)	3	848.0	(29.1)	21

Total investment grade	2,573.4	(64.1)	48	489.5	(23.9)	10	3,062.9	(88.0)	58

Fixed income securities non-investment grade, corporate	19.2	(2.5)	7	—	—	—	19.2	(2.5)	7

Total fixed income securities	2,592.6	(66.6)	55	489.5	(23.9)	10	3,082.1	(90.5)	65
Preferred stocks, at fair value	0.5	(0.3)	2	—	—	—	0.5	(0.3)	2
Common stocks, at fair value	456.9	(90.3)	20	—	—	—	456.9	(90.3)	20

Total temporarily impaired securities	$3,050.0	$(157.2)	77	$489.5	$(23.9)	10	$3,539.5	$(181.1)	87

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2007	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$950.9	$(28.9)	7	$950.9	$(28.9)	7
States, municipalities and political subdivisions	9.7	(0.1)	3	20.8	(0.2)	3	30.5	(0.3)	6
Foreign governments	535.2	(7.3)	7	160.6	(2.8)	8	695.8	(10.1)	15
Corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	544.9	(7.4)	10	1,132.8	(31.9)	19	1,677.7	(39.3)	29

Fixed income securities non-investment grade, corporate	26.7	(3.1)	6	—	—	—	26.7	(3.1)	6

Total fixed income securities	571.6	(10.5)	16	1,132.8	(31.9)	19	1,704.4	(42.4)	35
Preferred stocks, at fair value	0.5	(0.9)	1	—	—	—	0.5	(0.9)	1
Common stocks, at fair value	289.9	(27.1)	7	—	—	—	289.9	(27.1)	7

Total temporarily impaired securities	$862.0	$(38.5)	24	$1,132.8	$(31.9)	19	$1,994.8	$(70.4)	43

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

In July 2006, Fairfax, our majority shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares. In January 2008, certain of these defendants filed a counterclaim and third party complaint against Fairfax, naming certain third party defendants, including OdysseyRe and certain of our directors. This complaint alleged, among other things, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against this complaint. On February 7, 2008, the judge in this matter dismissed Fairfax’s complaint with respect to these two defendants, but permitted Fairfax to file an amended complaint on or prior to March 27, 2008. The defendants withdrew their counterclaim on March 5, 2008. Fairfax filed an amended complaint with respect to these two defendants on March 27, 2008. Motions to dismiss are scheduled to be heard by the judge in this matter on August 8, 2008. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

We and our subsidiaries are involved from time to time in litigation and arbitration proceedings as part of our business operations; in management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to our financial condition or results of operations.

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

From inception of the program through August 4, 2008, we have repurchased and retired 8,861,189 shares of our common stock at a total cost of $323.8 million, of which 512,700 shares were purchased from July 1, 2008 through August 4, 2008, at a cost of $18.7 million.

We also make open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. 278,200 shares were purchased during the six months ended June 30, 2008 to support such grants and exercises, and as of June 30, 2008, we held 89,848 common shares in treasury to support such grants and exercises.

The following table sets forth purchases made by us of our common shares during the three months ended June 30, 2008.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program
	(In thousands)

April 1 — April 30, 2008	1,074,000	$37.24	1,074,000	$188,042
May 1 — May 31, 2008	995,400	36.99	995,400	151,218
June 1 — June 30, 2008	1,527,600	36.87	1,527,600	94,894

Total	3,597,000	$37.02	3,597,000

PART II — Item 3.	Defaults Upon Senior Securities

None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on April 23, 2008. Proxies for the meeting previously had been solicited pursuant to Regulation 14A under the Securities Act of 1934, as amended.

Our directors were elected in an uncontested election. There were no abstentions or broker non-votes. The following are the votes cast for or withheld from the election of directors:

Directors	For	Withheld

V. Prem Watsa	54,906,764	7,372,286
James F. Dowd	54,218,832	8,060,218
Andrew A. Barnard	54,992,313	7,286,737
Peter M. Bennett	61,470,859	808,191
Anthony F. Griffiths	54,863,470	7,415,580
Patrick W. Kenny	61,412,592	866,458
Bradley P. Martin	54,220,238	8,058,812
Brandon W. Sweitzer	61,601,161	1,217,889
Paul M. Wolff	61,474,211	804,839

PART II — Item 5.	Other Information

None.

PART II — Item 6.	Exhibit Index

NUMBER		TITLE OF EXHIBIT

*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: August 7, 2008	By:	/s/ Andrew A. Barnard
Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ R. Scott Donovan
Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer