Form 10-Q
period 2008-09-30
ODYSSEY RE HOLDINGS CORP
filed 2008-11-05
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 3, 2008

Common Stock, par value $0.01 per share	60,095,825

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.	Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,976,703 and $4,370,999, respectively)	$3,947,735	$4,402,260
Fixed income securities, held as trading securities, at fair value (amortized cost $339,381 and $232,505, respectively)	297,209	243,164
Redeemable preferred stock, at fair value (cost $510 and $2,086, respectively)	369	1,187
Equity securities:
Common stocks, at fair value (cost $987,630 and $805,707, respectively)	970,298	885,751
Common stocks, at equity	144,613	157,450
Short-term investments, at fair value	286,120	483,757
Cash and cash equivalents	1,927,964	897,963
Cash and cash equivalents held as collateral	92,555	295,225
Other invested assets	334,841	412,687

Total investments and cash	8,001,704	7,779,444
Accrued investment income	50,389	70,597
Premiums receivable	568,564	470,227
Reinsurance recoverable on paid losses	73,319	83,123
Reinsurance recoverable on unpaid losses	651,303	643,509
Prepaid reinsurance premiums	100,014	60,528
Funds held by reinsureds	135,447	151,997
Deferred acquisition costs	152,776	150,800
Other assets	103,639	90,776

Total assets	$9,837,155	$9,501,001

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,335,783	$5,119,085
Unearned premiums	780,720	724,272
Reinsurance balances payable	163,270	98,864
Funds held under reinsurance contracts	69,233	84,696
Debt obligations	489,247	489,154
Federal and foreign income taxes payable	4,123	13,615
Obligation to return borrowed securities	—	60,675
Other liabilities	386,492	255,940

Total liabilities	7,228,868	6,846,301

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares and 2,000,000 Series B shares issued and outstanding	40	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 60,203,970 and 69,684,726 shares issued, respectively	602	697
Additional paid-in capital	603,409	958,544
Treasury shares, at cost (108,145 and 163,232 shares, respectively)	(4,032)	(6,250)
Accumulated other comprehensive (loss) income, net of deferred income taxes	(31,575)	85,023
Retained earnings	2,039,843	1,616,646

Total shareholders’ equity	2,608,287	2,654,700

Total liabilities and shareholders’ equity	$9,837,155	$9,501,001

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES
Gross premiums written	$1,800,456	$1,757,347	$656,744	$635,837
Ceded premiums written	207,347	150,267	84,937	60,027

Net premiums written	1,593,109	1,607,080	571,807	575,810
Increase in unearned premiums	(20,750)	(5,450)	(26,414)	(27,833)

Net premiums earned	1,572,359	1,601,630	545,393	547,977
Net investment income	200,329	252,470	62,505	86,467
Net realized investment gains	565,368	256,786	196,743	87,623

Total revenues	2,338,056	2,110,886	804,641	722,067

EXPENSES
Losses and loss adjustment expenses	1,181,388	1,080,864	469,084	377,471
Acquisition costs	316,983	329,277	103,790	114,429
Other underwriting expenses	129,888	127,928	43,493	44,101
Other expense (income), net	13,192	11,310	(6,018)	3,153
Interest expense	25,827	28,286	8,390	9,410

Total expenses	1,667,278	1,577,665	618,739	548,564

Income before income taxes	670,778	533,221	185,902	173,503

Federal and foreign income tax provision (benefit):
Current	312,112	133,809	132,169	23,145
Deferred	(82,460)	48,918	(69,508)	36,148

Total federal and foreign income tax provision	229,652	182,727	62,661	59,293

Net income	441,126	350,494	123,241	114,210
Preferred dividends	(5,457)	(6,275)	(1,770)	(2,091)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$435,669	$344,219	$121,471	$112,119

BASIC
Weighted average common shares outstanding	64,746,841	70,855,391	61,405,332	70,951,182
Basic earnings per common share	$6.73	$4.86	$1.98	$1.58
DILUTED
Weighted average common shares outstanding	65,222,274	71,906,912	61,859,163	71,436,813
Diluted earnings per common share	$6.68	$4.79	$1.96	$1.57
DIVIDENDS
Dividends declared per common share	$0.200	$0.188	$0.075	$0.063

COMPREHENSIVE INCOME
Net income	$441,126	$350,494	$123,241	$114,210
Other comprehensive (loss) income, net of tax	(115,213)	44,369	(59,334)	86,461

Comprehensive income	$325,913	$394,863	$63,907	$200,671

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
(In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2008	2007

PREFERRED SHARES (par value)
Balance, beginning and end of period	$40	$40

COMMON SHARES (par value)
Balance, beginning of period	697	712
Common shares repurchased and retired	(95)	(19)
Common shares issued due to conversion of convertible debentures	—	11

Balance, end of period	602	704

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	958,544	1,029,349
Common shares repurchased and retired	(351,258)	(66,788)
Net change due to stock option exercises and restricted share awards	(10,784)	(8,173)
Net effect of share-based compensation	6,907	4,878
Common shares issued due to conversion of convertible debentures	—	25,825

Balance, end of period	603,409	985,091

TREASURY STOCK (at cost)
Balance, beginning of period	(6,250)	(2,528)
Purchases of treasury stock	(14,132)	(13,742)
Reissuance of treasury stock	16,350	12,597

Balance, end of period	(4,032)	(3,673)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	85,023	25,329
Cumulative effect of a change in accounting due to the adoption of SFAS 159	(1,531)	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	146	—
Unrealized net (depreciation) appreciation on securities, net of reclassification adjustments	(102,849)	26,471
Foreign currency translation adjustments	(13,385)	17,898
Benefit plan liabilities	1,021	—
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	(16,496)

Balance, end of period	(31,575)	53,202

RETAINED EARNINGS
Balance, beginning of period	1,616,646	1,030,677
Cumulative effect of a change in accounting due to the adoption of SFAS 159	1,531	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	(1,164)	—
Net income	441,126	350,494
Dividends declared to preferred shareholders	(5,457)	(6,275)
Dividends declared to common shareholders	(12,839)	(13,391)
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	16,496

Balance, end of period	2,039,843	1,378,001

TOTAL SHAREHOLDERS’ EQUITY	$2,608,287	$2,413,365

COMMON SHARES OUTSTANDING
Balance, beginning of period	69,521,494	71,140,948
Repurchased and retired	(9,480,756)	(1,866,589)
Net treasury shares reissued (acquired)	55,087	(14,130)
Issued due to conversion of convertible debentures	—	1,103,099

Balance, end of period	60,095,825	70,363,328

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$441,126	$350,494
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in premiums receivable and funds held, net	(23,039)	(41,400)
Increase in unearned premiums	16,963	7,588
Increase in unpaid losses and loss adjustment expenses	208,904	73,354
Increase in federal and foreign income taxes payable	53,214	33,869
Increase in deferred acquisition costs	(1,976)	(3,474)
Other assets and liabilities, net	92,829	(10,873)
Net realized investment gains	(565,368)	(256,786)
Bond discount amortization, net	8,326	(4,374)
Amortization of stock-based compensation	6,906	4,878

Net cash provided by operating activities	237,885	153,276

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	116,490	3,172
Sales of fixed income securities	2,267,349	218,637
Purchases of fixed income securities	(1,849,648)	(1,204,093)
Sales of equity securities	62,750	282,558
Purchases of equity securities	(358,537)	(251,029)
Purchases of other invested assets	(32,795)	(45,734)
Sales of other invested assets	713,637	1,886
Net change in cash and cash equivalents held as collateral	193,152	80,973
Net change in obligation to return borrowed securities	(47,853)	8,758
Purchase of trading securities	(107,405)	(21,311)
Sales of trading securities	1,195	52,672
Net change in short-term investments	241,528	118,382

Net cash provided by (used in) investing activities	1,199,863	(755,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(354,076)	(63,872)
Purchase of treasury shares	(14,048)	(14,637)
Dividends paid to preferred shareholders	(5,756)	(6,277)
Dividends paid to common shareholders	(12,838)	(13,391)
Proceeds from exercise of stock options	1,001	2,507
Excess tax benefit from stock-based compensation	745	1,479

Net cash used in financing activities	(384,972)	(94,191)

Effect of exchange rate changes on cash and cash equivalents	(22,775)	29,766

Increase (decrease) in cash and cash equivalents	1,030,001	(666,278)
Cash and cash equivalents, beginning of period	897,963	2,061,796

Cash and cash equivalents, end of period	$1,927,964	$1,395,518

Supplemental disclosures of cash flow information:
Interest paid	$19,069	$21,257

Income taxes paid	$175,812	$148,859

Non-cash activity (see Note 8):
Conversion of 4.375% convertible debentures	$—	$(23,474)

Issuance of common stock	$—	$23,474

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Odyssey UK Holdings Corp.; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company and Napa River Insurance Services, Inc. As of September 30, 2008, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 70.6% of OdysseyRe.

On August 29, 2008, Hudson purchased certain assets and liabilities associated with the crop insurance business previously produced by CropUSA Insurance Agency, Inc. (“CropUSA”) for cash consideration of $8.0 million. The acquisition resulted in an increase of $20.9 million in total assets, $26.1 million in total liabilities and a $13.2 million increase in goodwill and intangible assets. Since 2006, CropUSA had acted as managing general underwriter for Hudson in the crop insurance sector.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information and disclosures that are usually included in annual financial statements prepared in accordance with GAAP have been omitted since they are not required for interim reporting purposes. Readers should review the Company’s 2007 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in management’s opinion, are required for a fair statement of its financial position on such dates, and the results of operations and cash flows for the periods presented. Certain amounts from prior periods have been reclassified to conform with the current year’s presentations. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results for a full year.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company elected the FVO for one investment that had previously been recorded under the equity method of accounting. On January 1, 2008, the Company discontinued applying the equity method of accounting for this investment and, in accordance with SFAS 159, carries the investment at fair value with changes in fair value recognized as realized gains or losses in the consolidated statements of operations. As a result of adopting the FVO for this investment, the Company recorded a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, which had been included in accumulated other comprehensive income, to retained earnings as of January 1, 2008. In addition, SFAS 159 amended SFAS 95, “Statement of Cash Flows,” to allow cash payments and receipts related to trading securities to be classified according to the investment intent. As a result of the amendment to SFAS 95, as of January 1, 2008, the Company has classified its cash flows from trading activity within the investing activities section of its consolidated statements of cash flows due to the investment nature of the transactions. For comparative purposes, the cash flows related to trading securities, for the nine months ended September 30, 2007, have been reclassified from operating to investing activities to conform with the current year’s presentation.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R).” In accordance with SFAS 158, as of December 31, 2006, the Company recognized the underfunded status of its pension and postretirement benefit plans as a liability on its consolidated balance sheet, and recognizes the changes in the funded status in the year in which the changes occur through other comprehensive income. SFAS 158 also requires employers to measure plan assets and liabilities as of the date of their financial statements. Accordingly, the measurement date for two of the Company’s benefit plans have been changed from October 1 to December 31. The Company has elected to apply the “fifteen-month” approach for these two benefit plans, to measure plan assets and liabilities from the plans’ current measurement date, October 1, 2007, for a fifteen-month period through December 31, 2008. On January 1, 2008, the Company recorded a transition adjustment of $1.2 million, net of tax, decreasing retained earnings, and $0.1 million, net of tax, increasing accumulated other comprehensive income, related to the change in the measurement date for the two benefit plans. SFAS 158 does not require retrospective application.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify the application of SFAS 157 to financial assets traded in inactive or distressed markets. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 evaluates third party pricing quotes and the development of models, with a focus on discount rates, to determine the fair value of the investments. Entities are permitted to move financial assets and liabilities from Level 2 to Level 3, if a market becomes inactive or distressed, making it difficult to determine the fair value. FSP FAS 157-3 did not have a material effect on the way in which the Company measures the fair value of its investments.

2.	Earnings Per Common Share

Basic earnings per common share are calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, excluding those non-vested shares granted under the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). Diluted earnings per common share are calculated by dividing net income available to common shareholders for the period, adjusted for interest expense on the Company’s previously outstanding 4.375% convertible senior debentures (the “Convertible Notes”), by the weighted-average number of common shares outstanding during the period, inclusive of: vested and non-vested shares granted under the Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised as of the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Convertible Notes to equity securities in the prior period. Restricted shares, stock options or the effect of the conversion of the Convertible Notes and the related interest expense are not included in the calculation of diluted earnings per common share, if the effect would be antidilutive.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net income per common share for the nine and three months ended September 30, 2008 and 2007 has been computed in the following table based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$441,126	$350,494	$123,241	$114,210
Preferred dividends	(5,457)	(6,275)	(1,770)	(2,091)

Net income available to common shareholders — basic	435,669	344,219	121,471	112,119
Interest expense on 4.375% Convertible Notes, net of tax	—	177	—	—

Net income available to common shareholders — diluted	$435,669	$344,396	$121,471	$112,119

Weighted average common shares outstanding — basic	64,746,841	70,855,391	61,405,332	70,951,182

Effect of dilutive shares:
4.375% Convertible Notes	—	470,249	—	—
Stock options	134,285	173,865	133,817	144,348
Restricted shares	341,148	407,407	320,014	341,283

Total effect of dilutive shares	475,433	1,051,521	453,831	485,631

Weighted average common shares outstanding — diluted	65,222,274	71,906,912	61,859,163	71,436,813

Net earnings per common share:
Basic	$6.73	$4.86	$1.98	$1.58
Diluted	6.68	4.79	1.96	1.57

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the nine and three months ended September 30, 2008, respectively, 331,231 and 471,364 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect. For the nine and three months ended September 30, 2007, respectively, 108,476 and 191,371 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect.

The Company’s Convertible Notes were converted into common shares during the year ended December 31, 2007; accordingly, there was no dilutive effect related to the Convertible Notes for the nine and three months ended September 30, 2008.

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

The Company is responsible for determining the fair value of its investment portfolio by utilizing market driven fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques which make use of current market data. For the majority of the Company’s investment portfolio, the Company uses quoted prices and other information from independent pricing sources in determining fair values. The Company uses valuation techniques for its Level 3 investments, which represent less than 0.1% of the Company’s total invested assets and cash. To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. The Company will challenge any prices for its investments which are considered to not represent fair value.

For determining the fair value of its Level 1 investments, (approximately 33.0% of total invested assets and cash), the Company utilizes quoted market prices. The majority of the Company’s Level 1 investments are common stocks that are actively traded in a public market, and cash, cash equivalents and short-term investments where the cost basis approximates fair value.

The Company’s Level 2 investments, (approximately 59.0% of total invested assets and cash), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, the Company utilizes broker-dealer quotes which include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures which are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation.

During the nine and three months ended September 30, 2008, the Company purchased $7.0 million of investments that are classified as Level 3, (less than 0.1% of total invested assets and cash). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. The Company has determined that its investments in Level 3 securities are not material to its operations.

After considering the current economic conditions and the liquidity concerns in the credit markets, the Company has determined that it should not re-classify any of its investments from Level 1 or Level 2 to Level 3.

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements as of September 30, 2008
	Asset	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Held-for-trading securities	$310,350	$—	$303,397	$6,953
Available-for-sale securities	5,204,523	1,159,032	4,044,491	1,000
Cash equivalents	1,634,468	1,483,792	150,676	—
Derivatives	208,638	(396)	209,034	—
Other investments	15,690	1,552	14,138	—

	$7,373,669	$2,643,980	$4,721,736	$7,953

As of September 30, 2008, the Company did not hold any liabilities at fair value.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following tables provide a summary of changes in the fair value of Level 3 financial assets for the nine and three months ended September 30, 2008 (in thousands):

	Held-for-Trading Securities		Available-for-Sale Securities
	Nine Months	Three Months	Nine Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2008	2008	2008

Beginning balance	$—	$—	$9,147	$1,000
Total realized (losses) gains included in net income	(66)	(66)	7,827	—
Purchases, issuances and settlements	7,019	7,019	(15,974)	—

Ending balance	$6,953	$6,953	$1,000	$1,000

The following table presents gains and losses included in net income for the nine and three months ended September 30, 2008 (in thousands):

	Net Realized Investment Gains
	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2008	2008

Realized gains related to securities sold	$7,827	$—
Realized losses related to securities held as of September 30, 2008	(66)	(66)

Total realized gains (losses) relating to Level 3 assets	$7,761	$(66)

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

The Company elected the FVO under SFAS 159 for its investment in Advent Capital (Holdings) PLC (“Advent”). As of December 31, 2007, Advent was carried at $16.1 million under the equity method of accounting. Advent is publicly traded on a foreign stock exchange and its traded price is a better indicator of its value than its carrying value under the equity method. As of September 30, 2008, Fairfax owned 58.5% of the common stock of Advent, including 10.7% of Advent owned by the Company. The remaining common stocks that are accounted for in accordance with the equity method of accounting are not publicly traded and have not been elected under the FVO.

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

As of September 30, 2008, Advent is recorded at fair value of $13.1 million in other invested assets, with related changes in fair value recognized as realized investment gains or losses in the period in which they occur. For the nine and three months ended September 30, 2008, the change in fair value resulted in a realized investment loss of $6.2 million and $2.6 million, respectively. On September 11, 2008, the Company purchased additional shares of Advent at a cost of $3.2 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	Investments and Cash

A summary of the Company’s investment portfolio as of September 30, 2008, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$2,472,647	$21,536	$25,491	$2,468,692
States, municipalities and political subdivisions	606,130	2,371	33,835	574,666
Foreign governments	863,531	10,529	2,272	871,788
All other corporate	34,395	44	1,850	32,589

Total fixed income securities, available for sale	3,976,703	34,480	63,448	3,947,735

Redeemable preferred stock	510	—	141	369

Common stocks, at fair value:
Banks, trusts and insurance companies	83,292	9,505	5,519	87,278
Industrial, miscellaneous and all other	904,338	50,204	71,522	883,020

Total common stocks	987,630	59,709	77,041	970,298

Short-term investments	286,120	—	—	286,120
Cash and cash equivalents	1,927,964	—	—	1,927,964
Cash and cash equivalents held as collateral	92,555	—	—	92,555

Total	$7,271,482	$94,189	$140,630	$7,225,041

Common stocks accounted for in accordance with the equity method of accounting were carried at $144.6 million as of September 30, 2008, reflecting gross unrealized appreciation of $25.6 million and gross unrealized depreciation of $1.5 million. Other invested assets, which principally include derivatives and investments accounted for in accordance with the equity method of accounting, were carried at $334.8 million as of September 30, 2008, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $297.2 million as of September 30, 2008, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate and foreign government securities, at fair value of $203.4 million and $93.8 million, respectively, as of September 30, 2008.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Investment Gains (Losses)

The following table sets forth the components of net investment income for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest on fixed income securities	$147,038	$151,800	$48,733	$53,908
Dividends on preferred stocks	—	121	—	22
Dividends on common stocks, at fair value	20,734	17,521	7,528	6,620
Net income of common stocks, at equity	1,088	12,785	501	1,934
Interest on cash and short-term investments	45,245	63,639	12,324	21,939
Other invested assets	20,464	35,350	4,499	11,591

Gross investment income	234,569	281,216	73,585	96,014
Less: investment expenses	29,954	22,377	10,059	7,793
Less: interest on funds held under reinsurance contracts	4,286	6,369	1,021	1,754

Net investment income	$200,329	$252,470	$62,505	$86,467

The following table sets forth the components of net realized investment gains and losses for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$121,865	$19,181	$102,684	$39,935	$14,743	$25,192
Fixed income securities, held as trading securities	161	53,029	(52,868)	21,523	17,371	4,152
Preferred stock	—	833	(833)	4	296	(292)
Equity securities	14,311	98,422	(84,111)	126,106	32,435	93,671
Derivative securities	640,127	21,768	618,359	109,833	49,998	59,835
Other securities	67,301	85,164	(17,863)	108,486	34,258	74,228

Total	$843,765	$278,397	$565,368	$405,887	$149,101	$256,786

The following table sets forth the components of net realized investment gains and losses for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$8,895	$7,162	$1,733	$703	$8,799	$(8,096)
Fixed income securities, held as trading securities	(10,362)	43,960	(54,322)	6,520	6,722	(202)
Preferred stock	—	304	(304)	—	287	(287)
Equity securities	3,840	58,463	(54,623)	2,579	31,826	(29,247)
Derivative securities	344,335	(7,526)	351,861	79,515	4,855	74,660
Other securities	2,247	49,849	(47,602)	55,608	4,813	50,795

Total	$348,955	$152,212	$196,743	$144,925	$57,302	$87,623

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Other-than-temporary write-downs of investments during the nine months ended September 30, 2008 included in gross realized investment losses were $94.1 million related to equity securities, $7.4 million related to fixed income securities and $0.8 million related to preferred stocks. Other-than-temporary write-downs of investments during the nine months ended September 30, 2007 included in gross realized investment losses for equity securities were $31.8 million related to common stocks, $8.8 million related to fixed incomes securities and $0.3 million related to preferred stocks, which are included in other securities.

The facts and circumstances involved in making a decision regarding an other-than-temporary-impairment are those that exist at that time. Should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, the Company will recognize the impairment by reducing the cost, amortized cost or carrying value of the investment to its fair value, and will record the loss in its consolidated statement of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, the Company will record a gain or loss based on the adjusted cost or carrying value of the investment.

(b)	Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Fixed income securities	$(60,228)	$(27,956)	$34,342	$97,201
Redeemable preferred stock	758	—	165	19
Equity securities	(98,927)	48,967	(82,140)	17,155
Other invested assets	169	(46)	—	79

Unrealized net (depreciation) appreciation of investments during the period	(158,228)	20,965	(47,633)	114,454
Deferred income tax benefit (expense)	55,378	(7,339)	16,671	(40,061)

Unrealized net (depreciation) appreciation of investments, net of tax during the period	(102,850)	13,626	(30,962)	74,393
Cumulative effect of a change in accounting due to the adoption of SFAS 155, net of tax, excluding foreign currency effects	—	12,845	—	—

Change in net unrealized depreciation of investments included in other comprehensive income	$(102,850)	$26,471	$(30,962)	$74,393

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(c)	Common Stocks, at Equity

Common stocks, at equity, totaled $144.6 million as of September 30, 2008 and $157.5 million as of December 31, 2007. The following table sets forth the components of common stocks, at equity, as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007

TRG Holding Corporation	$74,456	$77,714
Fairfax Asia Limited	70,130	60,946
Advent Capital (Holdings) PLC	—	16,093
MFXchange Holdings Inc.	—	2,191
Other	27	506

Total common stocks, at equity	$144,613	$157,450

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

The Company has utilized, and may continue to utilize, credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts, futures contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are not linked to specific assets or liabilities on the balance sheet or to forecasted transactions and, therefore, do not qualify for hedge accounting. The following table sets forth the Company’s derivative and short sale positions as of September 30, 2008 and December 31, 2007, respectively (in thousands):

	September 30, 2008			December 31, 2007
			Fair Value			Fair Value
	Notional		Asset	Notional		Asset
	Amount	Cost	(Liability)	Amount	Cost	(Liability)

Credit default swaps	$2,535,245	$45,002	$145,277	$4,978,553	$94,184	$307,573
Call options	796,568	695	—	961,186	1,125	63
Equity index total return swaps	867,231	—	33,978	691,013	—	3,848
Common stock total return swaps	167,456	—	12,653	—	—	—
Warrants	163,115	5,577	1,826	189,652	6,252	4,407
Forward currency contracts	213,079	—	15,300	149,211	—	(2,763)
Futures contracts	466,000	—	(395)	—	—	—
Short positions — obligation to return borrowed securities	—	—	—	—	(62,310)	(60,675)

The Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, the Company agrees to pay, at specified periods, fixed premium amounts based on an agreed notional

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

principal amount in exchange for credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. The Company assesses the reasonableness of the fair values of the credit default swaps by comparison to economic pricing models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of September 30, 2008 was $149.1 million, of which the Company does not have the right to sell or repledge $60.0 million. The Company has not exercised the right to sell or repledge the remaining $89.1 million of this collateral. The credit default swap portfolio had an average term to expiration of 2.7 years as of September 30, 2008.

The Company has purchased equity index and common stock total return swaps as an “economic hedge” against a broad market downturn. The margin maintenance requirement related to the total return swaps was $363.4 million and $205.7 million as of September 30, 2008 and December 31, 2007, respectively. The swap transactions terminate during the fourth quarter of 2008 and the second and third quarters of 2009. The Company may or may not enter into similar contracts, dependent on the economic conditions existing at the time the transactions terminate. As of September 30, 2008 and December 31, 2007, the Company provided $417.7 million and $210.9 million, respectively, of U.S. Treasury bills and municipal bonds as collateral for the swap transactions. The fair value of the equity index total return swaps and common stock total return swaps, in the aggregate, was in a gain position as of September 30, 2008 and December 31, 2007, and is recorded in other invested assets. The Company did not own common stock total return swaps as of December 31, 2007. Changes in the fair value are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. As a result of the appreciation in the fair value of the total return swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of September 30, 2008 was $88.2 million. The Company has the right to sell or repledge this collateral.

In connection with the total return swap transactions, as of September 30, 2008 the Company owned index call options on Standard & Poor’s 500 depository receipts (“SPDRs”) and the iShares Canadian S&P/TSX60 (XIU). A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options have strike prices of approximately 91.9% of the notional amount of the swap transactions as of September 30, 2008. As of December 31, 2007, the Company owned index call options on SPDRs and the Financial Select SPDR Fund (XLF), with average strike prices of approximately 127.8% of the notional amount of the swap transactions as of December 31, 2007. During the second quarter of 2008, the Company’s XLF total return swaps were sold for a gain and were not renewed. The Company’s maximum potential loss on the total return swap and call option transactions was $71.4 million and $193.2 million as of September 30, 2008 and December 31, 2007, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur.

The Company has investments in warrants, which are contracts that grant the holder the right to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets, are recorded at fair value, with the related changes in fair value recognized as a realized gain or loss in the consolidated statement of operations in the period in which they occur.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. Forward currency contracts are recorded at fair value in the consolidated statement of operations in other invested assets and other liabilities, respectively, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur.

During the third quarter of 2008, the Company entered into Eurodollar futures contracts to manage interest rate risk. As of September 30, 2008, futures contracts are recorded at fair value in other liabilities, with the related changes in fair value recognized as realized gains or losses in the consolidated statement of operations in the period in which they occur.

The Company had sold short primarily equity securities, all of which were closed out during the second quarter of 2008. As of December 31, 2007, the Company recorded a liability equal to the underlying fair value of the securities. As of December 31, 2007, the Company had provided cash of $195.8 million as collateral for the borrowed securities. The short positions were recorded at fair value in obligation to return borrowed securities in the balance sheet, and changes in the fair value were recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. The Company did not have any short sales of securities as of September 30, 2008.

In connection with the short sales described above, the Company purchased a SPDR call option as protection against a decline in the value of the short positions, which was closed out on July 7, 2008. The call option was recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value were recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occurred.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The net realized gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments. The following table sets forth the total net realized investment gains and losses on derivatives and short sales for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Credit default swaps:
Net realized investment gain on disposal	$428,983	$6,228	$181,926	$6,228
Change in fair value	(113,114)	94,291	(38,370)	81,400

Net realized investment gain	315,869	100,519	143,556	87,628

Warrants:
Net realized investment loss on disposal	(590)	(8)	—	—
Change in fair value	(1,906)	(3,792)	(1,101)	262

Net realized investment (loss) gain	(2,496)	(3,800)	(1,101)	262

Forward currency contracts:
Net realized investment gain on disposal	7,553	—	7,553	—
Change in fair value	18,063	—	14,935	—

Net realized investment gain	25,616	—	22,488	—

Futures contracts:
Net realized investment loss on disposal	(186)	—	(186)	—

Net realized investment loss	(186)	—	(186)	—

Call options:
Net realized investment (loss) gain on disposal	(1,519)	6,667	(249)	(3,802)
Change in fair value	368	(9,074)	224	(4,062)

Net realized investment loss	(1,151)	(2,407)	(25)	(7,864)

Total return swaps:
Net realized investment gain (loss) on disposal	237,924	(38,047)	179,006	1
Change in fair value	42,783	3,570	8,123	(5,367)

Net realized investment gain (loss)	280,707	(34,477)	187,129	(5,366)

Total derivatives:
Net realized investment gain (loss) on disposal	672,165	(25,160)	368,050	2,427
Change in fair value	(53,806)	84,995	(16,189)	72,233

Net realized investment gain	$618,359	$59,835	$351,861	$74,660

Short positions:
Net realized investment gain (loss) on disposal	14,457	29,424	(15)	28,104
Change in fair value	(1,635)	8,255	—	1,730

Total net realized investment gain (loss)	$12,822	$37,679	$(15)	$29,834

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(e)	Assets on Deposit

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are required principally to support and maintain the Company’s insurance licenses. The Company utilizes trust funds in certain transactions in which the trust funds are set up for the benefit of ceding companies and generally take the place of letter of credit requirements. As of September 30, 2008, restricted assets totaled $1.3 billion, with $1.1 billion included in fixed income securities and the remaining balance of $0.2 billion included in short-term investments, cash and cash equivalents.

5.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance of unrealized net appreciation (depreciation) on securities	$88,315	$23,377	$16,428	$(37,390)
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 4)	—	(12,845)	—	—

Adjusted beginning balance of net unrealized appreciation (depreciation) on securities	88,315	10,532	16,428	(37,390)
Ending balance of unrealized net (depreciation) appreciation on securities	(14,534)	37,003	(14,534)	37,003

Current period change in unrealized net (depreciation) appreciation on securities	(102,849)	26,471	(30,962)	74,393

Beginning balance of foreign currency translation adjustments	8,138	13,447	21,594	15,626
Adjustment to beginning balance due to the adoption of SFAS 159 (Note 3)	(1,531)	—	—	—
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 4)	—	(3,651)	—	—

Adjusted beginning balance of foreign currency translation adjustments	6,607	9,796	21,594	15,626
Ending balance of foreign currency translation adjustments	(6,778)	27,694	(6,778)	27,694

Current period change in foreign currency translation adjustments	(13,385)	17,898	(28,372)	12,068

Beginning balance of benefit plan liabilities	(11,430)	(11,495)	(10,263)	(11,495)
Adjustment to beginning balance due to the adoption of SFAS 158 (Note 11)	146	—	—	—

Adjusted beginning balance of benefit plan liabilities	(11,284)	(11,495)	(10,263)	(11,495)
Ending balance of benefit plan liabilities	(10,263)	(11,495)	(10,263)	(11,495)

Current period change in benefit plan liabilities	1,021	—	—	—

Other comprehensive (loss) income	$(115,213)	$44,369	$(59,334)	$86,461

Beginning balance of accumulated other comprehensive income (loss)	$85,023	$25,329	$27,759	$(33,259)

Other comprehensive (loss) income	(115,213)	44,369	(59,334)	86,461
Effect of a change in accounting due to the adoption of SFAS 159 (Note 3)	(1,531)	—	—	—
Effect of a change in accounting due to the adoption of SFAS 158 (Note 11)	146	—	—	—
Effect of a change in accounting due to the adoption of SFAS 155 (Note 4)	—	(16,496)	—	—

Change in accumulated other comprehensive (loss) income	(116,598)	27,873	(59,334)	86,461

Ending balance of accumulated other comprehensive (loss) income	$(31,575)	$53,202	$(31,575)	$53,202

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of comprehensive income for the nine and three months ended September 30, 2008 and 2007 are shown in the following table (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$441,126	$350,494	$123,241	$114,210

Other comprehensive (loss) income, before tax:
Unrealized net (depreciation) appreciation on securities arising during the period	(175,858)	160,043	(99,298)	217,617
Reclassification adjustment for realized gains included in net income	17,630	(119,317)	51,665	(103,164)
Foreign currency translation adjustments	(20,594)	27,532	(43,651)	18,563
Benefit plan liabilities	1,571	—	—	—

Other comprehensive (loss) income, before tax	(177,251)	68,258	(91,284)	133,016

Tax benefit (expense):
Unrealized net appreciation (depreciation) on securities arising during the period	61,551	(56,015)	34,755	(76,166)
Reclassification adjustment for realized gains included in net income	(6,171)	41,761	(18,083)	36,107
Foreign currency translation adjustments	7,208	(9,635)	15,278	(6,496)
Benefit plan liabilities	(550)	—	—	—

Total tax benefit (expense)	62,038	(23,889)	31,950	(46,555)

Other comprehensive (loss) income, net of tax	(115,213)	44,369	(59,334)	86,461

Comprehensive income	$325,913	$394,863	$63,907	$200,671

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the nine and three months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,119,085	$5,142,159	$5,203,060	$5,147,561
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	643,509	739,019	644,121	687,784

Net unpaid losses and loss adjustment expenses, beginning of period	4,475,576	4,403,140	4,558,939	4,459,777

Add: Losses and loss adjustment expenses incurred related to:
Current year	1,181,551	1,042,159	472,664	346,565
Prior years	(163)	38,705	(3,580)	30,906

Total losses and loss adjustment expenses incurred	1,181,388	1,080,864	469,084	377,471

Less: Paid losses and loss adjustment expenses related to:
Current year	151,607	153,682	76,744	75,554
Prior years	771,093	873,372	229,329	301,364

Total paid losses and loss adjustment expenses	922,700	1,027,054	306,073	376,918

Effects of exchange rate changes	(49,784)	19,544	(37,470)	16,164

Net unpaid losses and loss adjustment expenses, end of period	4,684,480	4,476,494	4,684,480	4,476,494
Add: Ceded unpaid losses and loss adjustment expenses, end of period	651,303	672,966	651,303	672,966

Gross unpaid losses and loss adjustment expenses, end of period	$5,335,783	$5,149,460	$5,335,783	$5,149,460

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms, floods and earthquakes. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of September 30, 2008. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Losses and loss adjustment expenses incurred related to the current year were $1,181.6 million for the nine months ended September 30, 2008, an increase of $139.4 million from $1,042.2 million for the nine months ended September 30, 2007. This increase was principally attributable to an increase in current year catastrophe events of $131.0 million, to $222.9 million for the nine months ended September 30, 2008, from $91.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, current year catastrophe events of $222.9 million included $123.2 million related to Hurricane Ike, $35.4 million related to the China winter storm,

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

$15.0 million related to Windstorm Emma and $11.2 million related to Hurricane Gustav. For the nine months ended September 30, 2007, current year catastrophe events of $91.9 million included $38.3 million related to Windstorm Kyrill in Europe, $12.1 million related to Cyclone Gonu in Oman, $6.3 million related to Jakarta floods, and $5.1 million related to floods in the United Kingdom.

Losses and loss adjustment expenses incurred related to prior years decreased $0.2 million for the nine months ended September 30, 2008 and increased $38.7 million for the nine months ended September 30, 2007. The increase in prior period losses and loss adjustment expenses for the nine months ended September 30, 2007 was predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division, and included $21.2 million related to the settlement of litigation. This increase was partially offset by decreased loss estimates in the EuroAsia, London Market and U.S. Insurance divisions.

Losses and loss adjustment expenses incurred related to the current year were $472.7 million for the three months ended September 30, 2008, an increase of $126.1 million from $346.6 million for the three months ended September 30, 2007. This increase was principally attributable to an increase in current year catastrophe events of $117.2 million, to $146.0 million for the three months ended September 30, 2008, from $28.8 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, current year catastrophe events of $146.0 million included $123.2 million related to Hurricane Ike and $11.2 million related to Hurricane Gustav. For the three months ended September 30, 2007, current year catastrophe events of $28.8 million included $4.8 million related to the Peru Earthquake and $5.1 million related to floods in the United Kingdom.

Losses and loss adjustment expenses incurred related to prior years decreased $3.6 million for the three months ended September 30, 2008 and increased $30.9 million for the three months ended September 30, 2007. The decrease in prior period losses and loss adjustment expenses for the three months ended September 30, 2008 was predominantly attributable to decreased loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions. This decrease was partially offset by increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. The increase in prior period losses and loss adjustment expenses for the three months ended September 30, 2007 was predominantly attributable to increased loss estimates in the Americas division, primarily due to settlement of litigation.

Ceded unpaid losses and loss adjustment expenses as of September 30, 2008 decreased by $21.7 million, to $651.3 million, from $673.0 million as of September 30, 2007. This decrease was principally attributable to a $27.4 million decrease in unpaid reinsurance recoverables related to the Company’s whole account aggregate excess of loss retrocessional agreements.

The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $119.9 million and $128.7 million as of September 30, 2008 and December 31, 2007, respectively. The amount of case reserve discount was $56.5 million and $62.4 million as of September 30, 2008 and December 31, 2007, respectively. The amount of incurred but not reported reserve discount was $25.5 million and $27.0 million as of September 30, 2008 and December 31, 2007, respectively.

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of September 30, 2008 were $245.1 million, representing 5.2% of total net unpaid losses and loss adjustment expenses, compared to $256.9 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2007. Exposure arises from reinsurance contracts written by Clearwater under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

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

The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the nine and three months ended September 30, 2008 and 2007, is set forth in the table below (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$339,271	$308,747	$332,927	$285,116
Add: Gross losses and loss adjustment expenses incurred	48,322	—	25,000	—
Less: Gross calendar year paid losses and loss adjustment expenses	41,326	38,788	11,660	15,157

Gross unpaid losses and loss adjustment expenses, end of period	$346,267	$269,959	$346,267	$269,959

Net unpaid losses and loss adjustment expenses, beginning of period	$222,426	$189,015	$209,688	$178,933
Add: Net losses and loss adjustment expenses incurred	21,000	—	15,000	—
Less: Net calendar year paid losses and loss adjustment expenses	27,301	18,745	8,563	8,663

Net unpaid losses and loss adjustment expenses, end of period	$216,125	$170,270	$216,125	$170,270

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$41,984	$35,935	$39,817	$34,951
Add: Gross losses and loss adjustment expenses incurred	—	7,000	—	4,000
Less: Gross calendar year paid losses and loss adjustment expenses	6,884	6,561	4,717	2,577

Gross unpaid losses and loss adjustment expenses, end of period	$35,100	$36,374	$35,100	$36,374

Net unpaid losses and loss adjustment expenses, beginning of period	$34,485	$26,745	$32,534	$26,406
Add: Net losses and loss adjustment expenses incurred	—	7,000	—	4,000
Less: Net calendar year paid losses and loss adjustment expenses	5,466	4,953	3,515	1,614

Net unpaid losses and loss adjustment expenses, end of period	$29,019	$28,792	$29,019	$28,792

Net losses and loss adjustment expenses incurred for asbestos claims increased $21.0 million and $15.0 million for the nine and three months ended September 30, 2008, respectively, due to loss emergence greater than expectations in the periods. The Company did not incur net losses and loss adjustment expenses related to asbestos claims for the nine and three months ended September 30, 2007. The Company did not incur net losses and loss adjustment expenses related to environmental claims for the nine and three months ended September 30, 2008. Net losses and loss adjustment expenses incurred for environmental claims increased $7.0 million and $4.0 million for the nine and three months ended September 30, 2007, respectively, due to loss emergence greater than expectations in the periods.

The Company’s survival ratio for asbestos and environmental-related liabilities as of September 30, 2008 is eight years. The Company’s underlying survival ratio for asbestos-related liabilities is eight years and for environmental-related liabilities is six years. The asbestos and environmental-related liability survival ratio represents the asbestos and environmental reserves, as of September 30, 2008, divided by the average paid asbestos and environmental claims for the last three years of $31.8 million, which are net of reinsurance.

8.	Debt Obligations and Common Shares

Debt Obligations

The components of the Company’s debt obligations as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30,	December 31,
	2008	2007

7.65% Senior Notes due 2013	$224,779	$224,746
6.875% Senior Notes due 2015	124,468	124,408
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,247	$489,154

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the nine months ended September 30, 2008 and 2007, the average annual interest rate on the Series C Notes was 5.90% and 7.88%, respectively.

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company in 2009 at their par value, plus accrued and unpaid interest. For the nine months ended September 30, 2008 and 2007, the average annual interest rate on each series of notes was 5.60% and 7.58%, respectively.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of September 30, 2008, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

As of both September 30, 2008 and December 31, 2007, the amortized cost of the Company’s debt obligations was $489.2 million, as reflected in the consolidated balance sheets. As of September 30, 2008 and December 31, 2007, the estimated fair value of the Company’s debt obligations was $463.6 million and $506.2 million, respectively. The estimated fair value is based on quoted market prices for debt similar to the Company’s, and discounted cash flow calculations.

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

As of September 30, 2008, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

Common Shares

On June 15, 2007, the Company’s Board of Directors authorized a share repurchase program. Under the initial authorization, effective as of such date, the Company was authorized to repurchase shares of its common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200.0 million. On March 18, 2008, the Company announced that its Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. On September 3, 2008, the Company announced that its Board of Directors had increased the program by an additional $200.0 million, to a total repurchase authorization of $600.0 million, and extended the termination date of the repurchase program to December 31, 2009. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the nine months ended September 30, 2008, the Company repurchased and retired 9,480,756 shares of its common stock, at a cost of $351.4 million, an average repurchase price of $37.06 per share.

From inception of the program through November 3, 2008, the Company repurchased and retired 12,117,745 shares of its common stock at a total cost of $445.8 million.

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

The financial results of these divisions for the nine and three months ended September 30, 2008 and 2007 are as follows (in thousands):

			London	U.S.
Nine Months Ended September 30, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$598,957	$491,865	$278,463	$431,171	$1,800,456
Net premiums written	586,593	469,361	223,835	313,320	1,593,109
Net premiums earned	$586,760	$437,215	$231,237	$317,147	$1,572,359

Losses and loss adjustment expenses	515,044	318,897	146,946	200,501	1,181,388
Acquisition costs and other underwriting expenses	188,448	113,930	61,966	82,527	446,871

Total underwriting deductions	703,492	432,827	208,912	283,028	1,628,259

Underwriting (loss) income	$(116,732)	$4,388	$22,325	$34,119	(55,900)

Net investment income					200,329
Net realized investment gains					565,368
Other expense, net					(13,192)
Interest expense					(25,827)

Income before income taxes					$670,778

Underwriting ratios:
Losses and loss adjustment expenses	87.8%	72.9%	63.6%	63.2%	75.1%
Acquisition costs and other underwriting expenses	32.1	26.1	26.8	26.0	28.5

Combined ratio	119.9%	99.0%	90.4%	89.2%	103.6%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Nine Months Ended September 30, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$642,961	$430,615	$263,707	$420,064	$1,757,347
Net premiums written	629,039	410,334	233,658	334,049	1,607,080
Net premiums earned	$633,599	$411,264	$231,643	$325,124	$1,601,630

Losses and loss adjustment expenses	454,865	278,475	141,435	206,089	1,080,864
Acquisition costs and other underwriting expenses	196,498	112,073	60,670	87,964	457,205

Total underwriting deductions	651,363	390,548	202,105	294,053	1,538,069

Underwriting (loss) income	$(17,764)	$20,716	$29,538	$31,071	63,561

Net investment income					252,470
Net realized investment gains					256,786
Other expense, net					(11,310)
Interest expense					(28,286)

Income before income taxes					$533,221

Underwriting ratios:
Losses and loss adjustment expenses	71.8%	67.7%	61.1%	63.4%	67.5%
Acquisition costs and other underwriting expenses	31.0	27.3	26.2	27.0	28.5

Combined ratio	102.8%	95.0%	87.3%	90.4%	96.0%

			London	U.S.
Three Months Ended September 30, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$234,783	$151,409	$98,190	$172,362	$656,744
Net premiums written	229,362	141,888	83,304	117,253	571,807
Net premiums earned	$208,663	$137,578	$83,875	$115,277	$545,393

Losses and loss adjustment expenses	265,550	83,049	56,255	64,230	469,084
Acquisition costs and other underwriting expenses	64,147	36,068	19,955	27,113	147,283

Total underwriting deductions	329,697	119,117	76,210	91,343	616,367

Underwriting (loss) income	$(121,034)	$18,461	$7,665	$23,934	(70,974)

Net investment income					62,505
Net realized investment gains					196,743
Other income, net					6,018
Interest expense					(8,390)

Income before income taxes					$185,902

Underwriting ratios:
Losses and loss adjustment expenses	127.3%	60.4%	67.1%	55.7%	86.0%
Acquisition costs and other underwriting expenses	30.7	26.2	23.8	23.5	27.0

Combined ratio	158.0%	86.6%	90.9%	79.2%	113.0%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended September 30, 2007	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$224,873	$141,847	$102,093	$167,024	$635,837
Net premiums written	220,393	133,285	91,721	130,411	575,810
Net premiums earned	$214,775	$136,655	$75,472	$121,075	$547,977

Losses and loss adjustment expenses	167,571	84,813	50,169	74,918	377,471
Acquisition costs and other underwriting expenses	67,756	36,542	19,779	34,453	158,530

Total underwriting deductions	235,327	121,355	69,948	109,371	536,001

Underwriting (loss) income	$(20,552)	$15,300	$5,524	$11,704	11,976

Net investment income					86,467
Net realized investment gains					87,623
Other expense, net					(3,153)
Interest expense					(9,410)

Income before income taxes					$173,503

Underwriting ratios:
Losses and loss adjustment expenses	78.0%	62.1%	66.5%	61.9%	68.9%
Acquisition costs and other underwriting expenses	31.6	26.7	26.2	28.4	28.9

Combined ratio	109.6%	88.8%	92.7%	90.3%	97.8%

10.	Commitments and Contingencies

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

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 58.5% owned by Fairfax and its affiliates, which includes 10.7% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company considers to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to OdysseyRe’s consolidated financial position. In January 2006, September 2006, June 2007 and July 2008, Odyssey America received assets with par values of $48.6 million, $10.7 million, $14.6 million and $63.9 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of September 30, 2008, Odyssey America continues to have assets with an aggregate par value of $24.2 million, or approximately £13.6 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of September 30, 2008 is $29.0 million, or approximately £16.3 million equivalent. OdysseyRe believes that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $175.0 million as of September 30, 2008 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

Clearwater agreed to allow Fairmont Specialty Insurance Company (“Fairmont”), a subsidiary of Fairfax formerly known as Ranger Insurance Company, to attach an assumption of liability endorsement of Clearwater to certain Fairmont policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Fairmont fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Fairmont to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $0.6 million, based on the subject policies’ outstanding case loss reserves as of September 30, 2008. Fairmont has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Fairmont provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

has indemnified Clearwater for any obligations under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

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

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For each of the nine month periods ended September 30, 2008 and 2007, Falcon paid $0.2 and $0.3 million to Odyssey America in connection with this agreement, respectively. Odyssey America’s potential exposure in connection with this agreement is estimated to be $44.9 million, based on Falcon’s loss reserves at September 30, 2008. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $44.5 million as of September 30, 2008. Fairfax has agreed to indemnify Odyssey America for any obligation under this agreement. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner has claimed that the guarantee should be available and has pursued legal actions against the Company. The Company finds this claim without merit and has vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the 1-month period commencing November 1, 2008. The Company did not recognize an

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

other-than-temporary write-down in the carrying value of ORE for the nine months ended September 30, 2008, however, as of September 30, 2008, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of September 30, 2008 and December 31, 2007 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date.

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

Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the nine and three months ended September 30, 2008 and 2007 is comprised of the following components (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Defined Benefit Pension Plan:
Service cost	$3,993	$3,804	$1,331	$1,268
Interest cost	2,232	2,237	744	746
Return on assets	(1,650)	(1,865)	(550)	(622)
Recognized net actuarial loss	388	495	129	165
Settlement charge	1,571	—	—	—
Net amortization and deferral	41	40	14	13

Net periodic benefit cost	$6,575	$4,711	$1,668	$1,570

Excess Benefit Plans:
Service cost	$630	$600	$210	$200
Interest cost	639	623	213	208
Recognized net actuarial loss	183	210	61	70
Recognized prior service cost	(28)	(28)	(9)	(9)
Other	—	3	—	1

Net periodic benefit cost	$1,424	$1,408	$475	$470

Postretirement Benefit Plan:
Service cost	$1,340	$1,220	$446	$407
Interest cost	659	531	219	177
Net amortization and deferral	(78)	(78)	(26)	(26)

Net periodic benefit cost	$1,921	$1,673	$639	$558

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company recorded a one-time pension settlement charge of $1.6 million ($1.0 million after-tax), and a corresponding increase to other comprehensive income, during the second quarter of 2008 related to the settlement of retiree benefit obligations from the defined benefit pension plan. The settlement of those benefit obligations resulted in the immediate recognition, in the second quarter of 2008, of a portion of a previously unrecognized actuarial loss. The settlement of the retiree pension obligations had no effect on total shareholders’ equity. Annuities have been purchased for those individuals whose benefit obligations were settled under the defined benefit pension plan. Additionally, as a result of the settlement, the pension benefit obligation and the fair value of the plan assets decreased by approximately $8.0 million. The 2008 net periodic benefit cost will be reduced by $0.2 million for the year ended December 31, 2008.

No contributions have been made to the above plans for the nine months ended September 30, 2008 and 2007. In December 2007, the Company contributed $4.0 million to the defined benefit pension plan.

As of December 31, 2008, SFAS 158 requires employers to measure plan assets and liabilities as of the date of their financial statements. The Supplemental Employee Retirement Plan and the Postretirement Benefit Plan are not affected by this revision as the measurement date for these plans has historically been December 31. However, the measurement date for the Defined Benefit Pension Plan and the Supplemental Plan will be changed from October 1 to December 31. The Company has elected to apply the “fifteen-month” approach to these two benefit plans to measure plan assets and liabilities from the plans’ current measurement date of October 1, 2007, for a fifteen-month period through December 31, 2008. As of January 1, 2008, the net periodic benefit costs of $1.8 million ($1.2 million, after tax) and the change in the minimum benefit plan liabilities of $0.2 million ($0.1 million, after tax) for the period October 1 through December 31, 2007 related to the Defined Benefit Pension Plan and Supplemental Plan have been reflected as a direct charge to retained earnings and an increase to accumulated other comprehensive income, respectively. In addition to the transition adjustment to retained earnings and accumulated other comprehensive income, the Company will reflect, in its consolidated statement of operations, the net periodic benefit cost, for the full year of 2008 for each of the Company’s benefit plans, as follows (in thousands):

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

As of September 30, 2008, the Company had three stock-based compensation plans (the “Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through newly issued shares, treasury stock, or any combination thereof. The following is the Company’s recognized expense and the resulting tax benefit related to the Plans for the nine and three months ended September 30, 2008 and 2007, respectively (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock-based compensation expense	$6,906.2	$4,878.6	$2,446.3	$1,704.7
Tax benefit	2,417.2	1,707.5	856.2	596.6

For the nine months ended September 30, 2008 and 2007, the Company received $1.0 million and $2.5 million, respectively, in cash from employees for the exercise of stock options. For the three months ended September 30, 2008 and 2007, the Company received $0.6 million and $0.1 million, respectively, in cash from employees for the exercise of stock options.

As of September 30, 2008, there was less than $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. The Company did not grant any stock options during the nine months ended September 30, 2008 and 2007, respectively, under the 2002 Option Plan.

As of September 30, 2008, there was $3.0 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.1 years. The Company granted 59,074 stock options and 50,051 stock options during the nine months ended September 30, 2008 and 2007, respectively, under the 2001 Option Plan.

As of September 30, 2008, there was $18.9 million of unrecognized compensation cost related to unvested restricted share awards from the Restricted Share Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The Company granted 343,011 restricted share awards and 176,570 restricted share awards during the nine months ended September 30, 2008 and 2007, respectively, under the Restricted Share Plan.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Accounting Principles Bulletin 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This statement does not change the accounting for convertible debt that does not offer a cash settlement feature, nor does it apply if the conversion feature is accounted for as an embedded derivative or for convertible preferred stock. FSP APB 14-1 is applicable to annual and interim periods beginning December 15, 2008, however it must be applied on a retrospective basis for comparative purposes, even if the convertible debt did not exist as of the date of application. The Company is currently evaluating the impact of the adoption of FSP APB 14-1, if any, on its consolidated financial statements.

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

Overview

Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Odyssey UK Holdings Corp.; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company; and Napa River Insurance Services, Inc.

On August 29, 2008, Hudson purchased certain assets and liabilities associated with the crop insurance business previously produced by CropUSA Insurance Agency, Inc. (“CropUSA”) for cash consideration of $8.0 million. The acquisition resulted in an increase of $20.9 million in total assets, $26.1 million in total liabilities and a $13.2 million increase in goodwill and intangible assets. Since 2006, CropUSA had acted as managing general underwriter for Hudson in the crop insurance sector.

We are a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through the Lloyd’s marketplace.

Our gross premiums written for the nine months ended September 30, 2008 were $1,800.5 million, an increase of $43.2 million, or 2.5%, compared to gross premiums written of $1,757.3 million for the nine months ended September 30, 2007. Our United States business accounted for 48.5% of our gross premiums written for the nine months ended September 30, 2008, compared to 47.4% for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, we had net income available to common shareholders of $435.7 million and $344.2 million, respectively. As of September 30, 2008, we had total assets of $9.8 billion and total shareholders’ equity of $2.6 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio under generally accepted accounting principles (“GAAP”) in the United States is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 103.6% and 113.0% for the nine and three months ended September 30, 2008, respectively, compared to 96.0% and 97.8% for the nine and three months ended September 30, 2007, respectively.

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

Below is a discussion of our critical accounting estimates relating to premium estimates, reserves for unpaid losses and loss adjustment expenses, reinsurance and retrocessions. Readers should review our 2007 Annual Report on Form 10-K for a more complete description of our significant accounting policies and accounting estimates.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of September 30, 2008 and 2007 and June 30, 2008 and 2007 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	Change	As of	As of	Change	Change
	September 30,	June 30,	Third	Year to	September 30,	June 30,	Third	Year to
Division	2008	2008	Quarter	Date	2007	2007	Quarter	Date

	Gross Premiums Written
Americas	$179.6	$179.3	$0.3	$2.1	$207.5	$200.1	$7.4	$(11.0)
EuroAsia	161.4	172.1	(10.7)	31.5	123.3	146.9	(23.6)	(8.8)
London Market	18.9	27.0	(8.1)	(2.9)	23.2	30.2	(7.0)	(15.3)

Total	$359.9	$378.4	$(18.5)	$30.7	$354.0	$377.2	$(23.2)	$(35.1)

	Acquisition Costs
Americas	$39.4	$41.2	$(1.8)	$(3.1)	$47.6	$43.5	$4.1	$(1.8)
EuroAsia	47.3	49.8	(2.5)	8.4	40.5	45.7	(5.2)	(0.1)
London Market	1.5	2.4	(0.9)	(0.6)	1.7	2.5	(0.8)	(1.3)

Total	$88.2	$93.4	$(5.2)	$4.7	$89.8	$91.7	$(1.9)	$(3.2)

	Premiums Receivable
Americas	$140.2	$138.1	$2.1	$5.2	$159.9	$156.6	$3.3	$(9.2)
EuroAsia	114.1	122.3	(8.2)	23.1	82.8	101.2	(18.4)	(8.7)
London Market	17.3	24.6	(7.3)	(2.4)	21.5	27.7	(6.2)	(14.0)

Total	$271.6	$285.0	$(13.4)	$25.9	$264.2	$285.5	$(21.3)	$(31.9)

	Unearned Premiums Reserve
Americas	$120.0	$125.1	$(5.1)	$(2.9)	$139.0	$132.0	$7.0	$(0.1)
EuroAsia	109.8	117.4	(7.6)	12.6	81.3	100.5	(19.2)	(19.5)
London Market	7.9	18.2	(10.3)	(2.1)	10.5	12.5	(2.0)	(2.6)

Total	$237.7	$260.7	$(23.0)	$7.6	$230.8	$245.0	$(14.2)	$(22.2)

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

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.0% of our gross premiums written for the nine months ended September 30, 2008. As a result, we believe the risks of material changes over time are mitigated.

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

We rely on initial and subsequent claims reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss and facultative contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant and the cedant’s current estimate of the ultimate liability under the claim. Upon receipt of claims notices from cedants, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claim liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $22.7 million and $18.7 million as of September 30, 2008 and December 31, 2007, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure that the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

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

We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at September 30, 2008.

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

For the nine months ended September 30, 2008, there was no material change in the estimated ultimate settlement value of losses and LAE related to business written in prior periods, relative to our estimates of reserves for losses and LAE as previously established at December 31, 2007. For the nine months ended September 30, 2007, the estimated ultimate settlement value of losses and LAE related to business written in prior periods increased 0.9% relative to our estimates of reserves for losses and LAE as previously established at December 31, 2006. For the three months ended September 30, 2008, the estimated ultimate settlement value of losses and LAE related to business written in prior periods decreased 0.1% relative to our estimates of reserves for losses and LAE as previously established at June 30, 2008. For the three months ended September 30, 2007, the estimated ultimate settlement value of losses and LAE related to business written in prior periods increased 0.7% relative to our estimates of reserves for losses and LAE as previously established at June 30, 2007. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions are based upon that information. Every one percentage point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and LAE as of September 30, 2008 will impact pre-tax income by $46.8 million.

If a change were to occur that increases the frequency and severity of claims underlying our September 30, 2008 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

1.0% unfavorable change	$46.8
2.5% unfavorable change	117.0
5.0% unfavorable change	234.0

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

The following table provides detail on net adverse (favorable) loss and LAE development for prior periods, by division, for the nine and three months ended September 30, 2008 and 2007 (in millions):

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Americas	$31.4	$71.2	$24.9	$37.4
EuroAsia	8.8	(3.4)	(3.2)	1.1
London Market	(18.3)	(20.0)	(4.6)	(3.4)
U.S. Insurance	(22.1)	(9.1)	(20.7)	(4.2)

Total loss and LAE development	$(0.2)	$38.7	$(3.6)	$30.9

The Americas division reported net increases in prior period loss estimates of $31.4 million and $71.2 million for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, the net increases in prior period loss estimates were $24.9 million and $37.4 million, respectively. The increase in prior period loss estimates for the nine months ended September 30, 2008 was principally attributable to loss emergence greater than expectations in the period on asbestos. The increase in prior period loss estimates for the nine months ended September 30, 2007 was principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business, and included $21.2 million for settlement of litigation. The increase in prior period loss estimates for the three months ended September 30, 2008 was principally attributable to loss emergence greater than expectations in the period on asbestos. The increase in prior period loss estimates for the three months ended September 30, 2007 was principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business, and included $21.2 million for settlement of litigation.

The EuroAsia division reported a net increase in prior period loss estimates of $8.8 million for the nine months ended September 30, 2008, and a net decrease in prior period loss estimates of $3.4 million for the nine months ended September 30, 2007. For the three months ended September 30, 2008, the net decrease in prior period loss estimates was $3.2 million, and for the three months ended September 30, 2007, the net increase in prior period loss estimates was $1.1 million. The increase in prior period loss estimates for the nine months ended September 30, 2008 was principally attributable to loss emergence greater than expectations in the period on property lines of business. The reduction in prior period loss estimates for the nine months ended September 30, 2007 was principally due to loss emergence lower than expectations in the period on aviation and credit lines of business. The decrease in prior period loss estimates for the three months ended September 30, 2008 was principally attributable to loss emergence lower than expectations in the period on property lines of business. The increase in prior period loss estimates for the three months ended September 30, 2007 was principally attributable to loss emergence greater than expectations in the period on casualty lines of business.

The London Market division reported net decreases in prior period loss estimates of $18.3 million and $20.0 million for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, the net decreases in prior period loss estimates were $4.6 million and $3.4 million, respectively. The decrease in prior period loss estimates for the nine months ended September 30, 2008 was principally attributable to loss emergence lower than expectations in the period on property lines of business. The decrease in prior period loss estimates for the nine months ended September 30, 2007 was principally due to loss emergence lower than expectations in the period on accident, satellite, and aviation business. The decrease in prior period loss estimates for the three months ended September 30, 2008 was principally attributable to loss emergence lower than expectations in the period on property lines of business. The decrease in prior period loss estimates for the three months ended September 30, 2007 was principally due to loss emergence lower than expectations in the period on accident, satellite, and aviation business.

The U.S. Insurance division reported net decreases in prior period loss estimates of $22.1 million and $9.1 million for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, the net decreases in prior period loss estimates were $20.7 million and $4.2 million, respectively. The reduction in prior period loss estimates for the nine months ended September 30, 2008 was principally attributable to loss emergence lower than expectations in the period on professional liability business. The reduction in prior period loss estimates for the nine months ended September 30, 2007 was principally due to loss emergence lower than expectations in the period on professional and general liability lines of business. The reduction in prior period loss estimates for the three months ended September 30, 2008 was principally attributable to loss emergence lower than expectations in the period on professional liability business. The reduction in prior period loss estimates for the three months ended September 30, 2007 was principally due to loss emergence lower than expectations in the period on professional liability business.

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

The following table summarizes, by type of reserve and division, the unpaid losses and LAE reserves as of September 30, 2008 and December 31, 2007. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of September 30, 2008			As of December 31, 2007
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
			(In millions)

Americas
Gross	$1,455.1	$1,386.8	$2,841.9	$1,512.6	$1,295.8	$2,808.4
Ceded	(193.7)	(133.1)	(326.8)	(211.3)	(129.8)	(341.1)

Net	1,261.4	1,253.7	2,515.1	1,301.3	1,166.0	2,467.3

EuroAsia
Gross	507.2	276.8	784.0	398.4	262.9	661.3
Ceded	(3.2)	(0.4)	(3.6)	(3.7)	(1.1)	(4.8)

Net	504.0	276.4	780.4	394.7	261.8	656.5

London Market
Gross	344.1	681.6	1,025.7	357.5	675.5	1,033.0
Ceded	(50.9)	(93.0)	(143.9)	(57.2)	(68.9)	(126.1)

Net	293.2	588.6	881.8	300.3	606.6	906.9

U.S. Insurance
Gross	169.0	515.2	684.2	162.9	453.5	616.4
Ceded	(34.6)	(142.4)	(177.0)	(36.9)	(134.6)	(171.5)

Net	134.4	372.8	507.2	126.0	318.9	444.9

Total
Gross	2,475.4	2,860.4	5,335.8	2,431.4	2,687.7	5,119.1
Ceded	(282.4)	(368.9)	(651.3)	(309.1)	(334.4)	(643.5)

Net	$2,193.0	$2,491.5	$4,684.5	$2,122.3	$2,353.3	$4,475.6

The provision for IBNR in unpaid losses and LAE as of September 30, 2008 was $2,491.5 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the nine months ended September 30, 2008 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $39.3 million. A change in loss emergence trends that increases unpaid losses and LAE as of September 30, 2008 by 2.5% would increase IBNR by $117.0 million.

We have exposure to asbestos, environmental pollution and other latent injury damage claims resulting from contracts written by Clearwater prior to 1986. Exposure arises from reinsurance contracts under which we assumed liabilities from ceding companies, on an indemnity or assumption basis, primarily in connection with general liability insurance policies issued by such ceding companies. Our estimate of our ultimate liability for these exposures includes case basis reserves and a provision for IBNR claims. The provision for asbestos loss liabilities is established based on an annual review of Company and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis. The Company anticipates completing its annual review of asbestos and environmental liabilities in the fourth quarter of 2008.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of September 30, 2008, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $216.1 million and $29.0 million, respectively. Due to the uncertainty involving estimates of ultimate asbestos and environmental exposures, management does not attempt to produce a range around its best estimate of loss. See Note 7 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred for the nine and three months ended September 30, 2008 and 2007 (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Asbestos
Gross losses and LAE incurred	$48.3	$—	$25.0	$—
Net losses and LAE incurred	21.0	—	15.0	—
Environmental
Gross losses and LAE incurred	$—	$7.0	$—	$4.0
Net losses and LAE incurred	—	7.0	—	4.0

Net losses and LAE incurred for asbestos claims increased $21.0 million and $15.0 million for the nine and three months ended September 30, 2008, respectively. We did not incur net losses and LAE related to asbestos claims for the nine and three months ended September 30, 2007. We did not incur net losses and LAE related to environmental claims for the nine and three months ended September 30, 2008. Net losses and LAE incurred for environmental claims increased $7.0 million and $4.0 million for the nine and three months ended September 30, 2007, respectively.

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

Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Premiums Written
Direct	$604.9	$565.2	$235.3	$226.7
Add: assumed	1,195.6	1,192.1	421.4	409.1
Less: ceded	207.4	150.2	84.9	60.0

Net	$1,593.1	$1,607.1	$571.8	$575.8

Premiums Earned
Direct	$584.1	$555.1	$215.1	$204.3
Add: assumed	1,153.6	1,181.7	393.3	396.9
Less: ceded	165.3	135.2	63.0	53.3

Net	$1,572.4	$1,601.6	$545.4	$547.9

The total amount of reinsurance recoverables on paid and unpaid losses as of September 30, 2008 and December 31, 2007 was $724.6 million and $726.6 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of September 30, 2008 and December 31, 2007 was $43.6 million and $44.4 million, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $2.0 million and $1.5 million as of September 30, 2008 and December 31, 2007, respectively, which has been netted against premiums receivable.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Underwriting Results

Gross Premiums Written.  Gross premiums written for the nine months ended September 30, 2008 increased by $43.2 million, or 2.5%, to $1,800.5 million, compared to $1,757.3 million for the nine months ended September 30, 2007, as reflected in the following table (in millions):

	Nine Months
	Ended September 30,		Change
Division	2008	2007	$	%

Americas	$599.0	$643.0	$(44.0)	(6.8)%
EuroAsia	491.9	430.6	61.3	14.2
London Market	278.4	263.7	14.7	5.6
U.S. Insurance	431.2	420.0	11.2	2.6

Total gross premiums written	$1,800.5	$1,757.3	$43.2	2.5%

Total reinsurance gross premiums written for the nine months ended September 30, 2008 were $1,195.6 million, compared to $1,192.1 million for 2007, an increase of 0.3%. Total insurance gross premiums written for the nine months ended September 30, 2008, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $604.9 million, compared to $565.2 million for the nine months ended September 30, 2007, an increase of 7.0%. For the nine months ended September 30, 2008, total reinsurance gross premiums written represented 66.4% (67.8% in 2007) of our business, while insurance represented the remaining 33.6% (32.2% in 2007) of our business.

Americas.  Gross premiums written in the Americas division for the nine months ended September 30, 2008 were $599.0 million, a decrease of $44.0 million, or 6.8%, compared to $643.0 million for the nine months ended September 30, 2007. These amounts represented 33.3% of our gross premiums written for the nine months ended September 30, 2008 and 36.6% for the nine months ended September 30, 2007. Gross premiums written across each geographic region of the Americas were as follows:

•	United States — Gross premiums written of $442.0 million for the nine months ended September 30, 2008 decreased $62.3 million, or 12.4%, compared to $504.3 million for the nine months September 30, 2007. The decline in gross premiums written was attributable to a decrease in treaty casualty business of $79.7 million, or 27.2%, to $213.2 million for the nine months ended September 30, 2008, compared to $292.9 million for the nine months ended September 30, 2007, a decrease in facultative casualty business of $11.4 million, or 17.9%, to $52.2 million for the nine months ended September 30, 2008, compared to $63.6 million for the nine months ended September 30, 2007. These decreases were offset by increases in treaty property and marine business of $15.9 million and an increase in reinstatement premiums of $18.4 million.

•	Latin America — Gross premiums written of $124.9 million for the nine months ended September 30, 2008 increased $16.8 million, or 15.5%, compared to $108.1 million for the nine months September 30, 2007. The Latin America unit writes treaty and facultative reinsurance business throughout Latin America and the Caribbean. The increase in gross premiums written is comprised of treaty pro rata business of $15.5 million and treaty excess business of $1.8 million, offset by a decrease in property facultative business of $0.5 million.

•	Canada — Gross premiums written of $31.9 million for the nine months ended September 30, 2008 increased $0.5 million, or 1.6%, compared to $31.4 million for the nine months ended September 30, 2007. The Canadian unit primarily writes property, crop hail and auto coverage.

EuroAsia.  Gross premiums written in the EuroAsia division for the nine months ended September 30, 2008 were $491.9 million, an increase of $61.3 million, or 14.2%, compared to $430.6 million for the nine months ended September 30, 2007. These amounts represented 27.3% of our gross premiums written for the nine months ended September 30, 2008 and 24.5% in the corresponding period of 2007. The increase in gross premiums written was comprised of: 1) $46.4 million attributable to the movement in the foreign exchange rate during the first nine months of 2008 compared to 2007; and 2) a modification to the estimating process during 2008, which contributed $25.8 million to the increase for the comparable nine month period. The modification to the estimating process impacted gross and net premiums written but had no effect on earned premiums. Excluding the effects of the foreign exchange rate movement and the modification to the estimating process, gross premiums would have decreased $10.9 million.

London Market.  Gross premiums written in the London Market division for the nine months ended September 30, 2008 were $278.4 million, an increase of $14.7 million, or 5.6%, compared to $263.7 million for the nine months ended September 30, 2007. These amounts represented 15.5% of our gross premiums written for the nine months ended September 30, 2008 and 15.0% for the nine months ended September 30, 2007. Gross premiums written across each unit of the London Market division were as follows:

•	London Branch — Gross premiums written of $104.7 million for the nine months ended September 30, 2008 decreased $13.8 million, or 11.6%, compared to $118.5 million for the nine months ended September 30, 2007. Gross premiums written from property business, which represents 51.6% of London Branch for the nine months ended September 30, 2008, decreased by $6.4 million, or 10.6%, compared to the corresponding period of 2007. Marine and aviation business decreased by $7.0 million, or 16.5%, for the nine months ended September 30, 2008, compared to the corresponding period in 2007. Casualty business decreased by $0.3 million, or 1.9%, in 2008 compared to the corresponding period of 2007.

•	Newline/NICL — Gross premiums written of $173.7 million for the nine months ended September 30, 2008 increased $28.5 million, or 19.6%, compared to $145.2 million for the nine months ended September 30, 2007. This increase was attributable to new medical malpractice and motor business.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the nine months ended September 30, 2008 were $431.2 million, an increase of $11.2 million, or 2.6%, compared to $420.0 million for the nine months ended September 30, 2007. These amounts represented 23.9% of our gross premiums written for each of the nine month periods ended September 30, 2008 and 2007. Lines of business which experienced the greatest change in gross premiums written or were significant to the U.S. Insurance division during the nine months ended September 30, 2008 were as follows:

•	Property and package business increased $38.1 million, or 60.5%, to $101.1 million for the period ending September 30, 2008, compared to $63.0 million for the same period in 2007. Contributing to this increase were the crop program, which increased by $23.0 million, and the offshore energy business, which increased by $13.4 million.

•	Professional liability gross premiums written decreased $1.4 million, or 1.3%, to $106.9 million for the nine months ended September 30, 2008, from $108.3 million for the same period in 2007. This class of business is the largest for the U.S. Insurance division and represents 24.8% of the total gross written premium.

•	Commercial auto increased $10.5 million, to $49.7 million, for the nine months ended September 30, 2008, from $39.2 million for the corresponding period in 2007. This increase resulted from new programs in the logging and transportation industries.

•	Medical malpractice gross premiums written were $90.1 million for the nine months ended September 30, 2008, a decrease of $10.6 million, or 10.5%, from $100.7 million for the same period in 2007. This decrease reflects the more competitive market conditions along with certain groups retaining more exposure or self-insuring their own programs.

•	Personal auto business, which primarily includes non-standard auto business written in California, decreased $25.1 million, or 57.7%, to $18.4 million from $43.5 million for the nine months ended September 30, 2008 and 2007, respectively, primarily due to cancelled programs.

Ceded Premiums Written.  Ceded premiums written for the nine months ended September 30, 2008 increased by $57.1 million, or 38.0%, to $207.4 million (11.5% of gross premiums written), from $150.3 million (8.6% of gross premiums written) for the nine months ended September 30, 2007. The increase in ceded premiums written was primarily related to an increase in the London Market division of $24.6 million related to cessions associated with a new program incepting in 2008, and the U.S. Insurance division of $31.8 million related to cessions associated with a new program incepting in 2008, and increased cessions on the crop program and medical malpractice business.

Net Premiums Written.  Net premiums written for the nine months ended September 30, 2008 decreased by $14.0 million, or 0.9%, to $1,593.1 million, from $1,607.1 million for the nine months ended September 30, 2007, as reflected in the following table (in millions):

	Nine Months
	Ended September 30,		Change
Division	2008	2007	$	%

Americas	$586.6	$629.0	$(42.4)	(6.7)%
EuroAsia	469.4	410.3	59.1	14.4
London Market	223.8	233.7	(9.9)	(4.2)
U.S. Insurance	313.3	334.1	(20.8)	(6.2)

Total net premiums written	$1,593.1	$1,607.1	$(14.0)	(0.9)%

Americas.  Net premiums written in the Americas division for the nine months ended September 30, 2008 were $586.6 million, compared to $629.0 million for the 2007 period, a decrease of 6.7%. These amounts represented 36.8% of our net premiums written for the nine months ended September 30, 2008 and 39.2% for the nine months ended September 30, 2007. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 97.9% for the nine months ended September 30, 2008, compared to 97.8% for the nine months ended September 30, 2007.

The decrease in net premiums written in the Americas division is consistent with the 6.8% decrease in gross premiums written.

EuroAsia.  Net premiums written in the EuroAsia division for the nine months ended September 30, 2008 were $469.4 million, compared to $410.3 million for 2007, an increase of 14.4%. These amounts represented 29.5% of our net premiums written for the nine months ended September 30, 2008 and 25.5% for the nine months ended September 30, 2007. The net retention ratio for the nine months ended September 30, 2008 was 95.4%, compared to 95.3% for the nine months ended September 30, 2007.

The increase in net premiums written is consistent with the increase in gross premiums written, which was impacted by the foreign exchange rate movement and the modification to the estimating process discussed in the gross premiums written analysis.

London Market.  Net premiums written in the London Market division for the nine months ended September 30, 2008 were $223.8 million, compared to $233.7 million for 2007, a decrease of 4.2%. These amounts represented 14.0% of our net premiums written for the nine months ended September 30, 2008 and 14.5% for the nine months ended September 30, 2007. The net retention ratio was 80.4% for the nine months ended September 30, 2008, compared to 88.6% for the nine months ended September 30, 2007.

The decrease in net premiums written consisted of an increase in gross premiums written of $14.7 million, offset by an increase in ceded premiums written of $24.6 million. The increase in ceded premiums written was primarily related to a change in the retention level of Newline Syndicate 1218’s excess loss contracts and an increase in cessions associated with a new program incepting in 2008.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the nine months ended September 30, 2008 were $313.3 million, compared to $334.1 million for the nine months ended September 30, 2007, a decrease of 6.2%. These amounts represented 19.7% of our net premiums written for the nine months ended September 30, 2008 and 20.8% for the nine months ended September 30, 2007. The net retention ratio was 72.7% for the nine months ended September 30, 2008, compared to 79.5% for the nine months ended September 30, 2007.

The decrease in net premiums written consisted of an increase in gross premiums written of $11.2 million and offset by an increase in ceded premiums written of $31.8 million. The increase in ceded premiums written was attributable to cessions associated with a new program incepting in 2008 and increased cessions on the crop program and medical malpractice business.

Net Premiums Earned.  Net premiums earned for the nine months ended September 30, 2008 decreased by $29.2 million, or 1.8%, to $1,572.4 million, from $1,601.6 million for the nine months ended September 30, 2007. Net premiums earned decreased by $46.8 million, or 7.4%, in the Americas division, $0.4 million, or 0.2%, in the London Market division, and $8.0 million, or 2.5%, in the U.S. Insurance division, offset by an increase in the EuroAsia division of $26.0 million, or 6.3%.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred increased $100.5 million, or 9.3%, to $1,181.4 million for the nine months ended September 30, 2008, from $1,080.9 million for the nine months ended September 30, 2007, as follows (in millions):

	Nine Months
	Ended September 30,		Change
	2008	2007	$	%

Gross losses and LAE incurred	$1,309.4	$1,161.5	$147.9	12.7%
Less: ceded losses and LAE incurred	128.0	80.6	47.4	58.8

Net losses and LAE incurred	$1,181.4	$1,080.9	$100.5	9.3%

The increase in net losses and LAE incurred was principally related to an increase in current year catastrophe events of $131.0 million, to $222.9 million for the nine months ended September 30, 2008, from $91.9 million for the nine months ended September 30, 2007. Losses and LAE for the nine months ended September 30, 2008 included a decrease in prior period losses of $0.2 million. Losses and LAE for the nine months ended September 30, 2007 included prior period losses of $38.7 million, principally attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions.

Ceded losses and LAE incurred for the nine months ended September 30, 2008 increased $47.4 million, or 58.8%, to $128.0 million for the nine months ended September 30, 2008, from $80.6 million for the nine months ended September 30, 2007. This increase was principally attributable to increased loss cessions on U.S. casualty contracts.

The loss and LAE ratio for the nine months ended September 30, 2008 and 2007 and the percentage point change for each of our divisions and in total are as follows:

	Nine Months Ended		Percentage
	September 30,		Point
Division	2008	2007	Change

Americas	87.8%	71.8%	16.0
EuroAsia	72.9	67.7	5.2
London Market	63.6	61.1	2.5
U.S. Insurance	63.2	63.4	(0.2)

Total loss and LAE ratio	75.1%	67.5%	7.6

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the nine months ended September 30, 2008 and 2007 (in millions):

Nine Months Ended September 30, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$515.1	87.8%	$318.9	72.9%	$146.9	63.6%	$200.5	63.2%	$1,181.4	75.1%
Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	15.0	3.4	—	—	—	—	15.0	1.0
China winter storm	—	—	35.4	8.1	—	—	—	—	35.4	2.3
Australian floods	8.2	1.4	2.5	0.6	—	—	—	—	10.7	0.7
China earthquake	—	—	5.4	1.2	—	—	—	—	5.4	0.3
Hurricane Gustav	9.8	1.7	—	—	1.4	0.6	—	—	11.2	0.7
Hurricane Ike	108.2	18.4	—	—	7.5	3.2	7.5	2.4	123.2	7.8
Other 2008 events	14.2	2.4	4.4	1.0	3.4	1.5	—	—	22.0	1.4

Total 2008 events	140.4	23.9	62.7	14.3	12.3	5.3	7.5	2.4	222.9	14.2
Prior period events	(1.0)	(0.1)	(0.1)	—	0.6	0.3	—	—	(0.5)	—

Total catastrophe losses	$139.4	23.8%	$62.6	14.3%	$12.9	5.6%	$7.5	2.4%	$222.4	14.2%

Prior period loss development including prior period catastrophe losses	$31.4	5.4%	$8.8	2.0%	$(18.3)	(7.9)%	$(22.1)	(7.0)%	$(0.2)	—%

Nine Months Ended September 30, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$454.9	71.8%	$278.5	67.7%	$141.4	61.1%	$206.1	63.4%	$1,080.9	67.5%
Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	25.3	6.2	13.0	5.6	—	—	38.3	2.4
Jakarta floods	—	—	6.3	1.5	—	—	—	—	6.3	0.4
Cyclone Gonu, Oman	—	—	12.1	2.9	—	—	—	—	12.1	0.8
Floods in United Kingdom	—	—	—	—	5.1	2.2	—	—	5.1	0.3
Other 2007 events	17.9	2.9	8.6	2.1	3.6	1.6	—	—	30.1	1.8

Total 2007 events	17.9	2.9	52.3	12.7	21.7	9.4	—	—	91.9	5.7
Prior period events	6.5	1.0	(1.2)	(0.3)	(0.4)	(0.2)	(0.1)	—	4.8	0.3

Total catastrophe losses	$24.4	3.9%	$51.1	12.4%	$21.3	9.2%	$(0.1)	—%	$96.7	6.0%

Prior period loss development including prior period catastrophe losses	$71.2	11.2%	$(3.4)	(0.8)%	$(20.0)	(8.6)%	$(9.1)	(2.8)%	$38.7	2.4%

Americas Division — Losses and LAE increased $60.2 million, or 13.2%, to $515.1 million for the nine months ended September 30, 2008, from $454.9 million for the nine months ended September 30, 2007. This resulted in a loss and LAE ratio of 87.8% for the nine months ended September 30, 2008, compared to 71.8% for the nine months ended September 30, 2007. This increase in losses and LAE was principally due to an increase in current year catastrophe events of $122.5 million, to $140.4 million for the nine months ended September 30, 2008, from $17.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, losses and LAE included $108.2 million for Hurricane Ike, $9.8 million for Hurricane Gustav, $8.2 million for Australian floods and prior period losses of $31.4 million, principally attributable to loss emergence greater than expectations in the period on asbestos. For the nine months ended September 30, 2007, losses and LAE included prior period losses of $71.2 million, principally attributable to loss emergence greater than expectations in the period on U.S. casualty classes of business, and included $21.2 million for settlement of litigation.

EuroAsia Division — Losses and LAE increased $40.4 million, or 14.5%, to $318.9 million for the nine months ended September 30, 2008, from $278.5 million for the nine months ended September 30, 2007. This resulted in a loss and LAE ratio of 72.9% for the nine months ended September 30, 2008, compared to 67.7% for the nine months ended September 30, 2007. This increase in losses and LAE was principally due to an increase in prior period losses of $8.8 million for the nine months ended September 30, 2008, from a decrease of $3.4 million for the nine months ended September 30, 2007, an increase in current year catastrophe events of $10.4 million, to $62.7 million for the nine months ended September 30, 2008, from $52.3 million for the nine months ended September 30, 2007 and an increase in loss exposure associated with an increase in net premiums earned of $26.0 million. For the nine months ended September 30, 2008, losses and LAE included $35.4 million for the China winter storm, $15.0 million for Windstorm Emma, $5.4 million for the China earthquake and prior period losses of $8.8 million, principally attributable to loss emergence greater than expectations in the period on property lines of business. For the nine months ended September 30, 2007, losses and LAE included $25.3 million for Windstorm Kyrill, $12.1 million for Cyclone Gonu, $6.3 million for Jakarta floods and a reduction in prior period losses of $3.4 million, principally attributable to favorable loss emergence on aviation and credit lines of business.

London Market Division — Losses and LAE increased $5.5 million, or 3.9%, to $146.9 million for the nine months ended September 30, 2008, from $141.4 million for the nine months ended September 30, 2007. This resulted in a loss and LAE ratio of 63.6% for the nine months ended September 30, 2008, compared to 61.1% for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, losses and LAE included $7.5 million attributable to Hurricane Ike and reflected a decrease in prior period losses of $18.3 million, principally due to loss emergence lower than expectations in the period on property lines of business. For the nine months ended September 30, 2007, losses and LAE included $13.0 million for Windstorm Kyrill, $5.1 million for floods in the United Kingdom and reflected a reduction in prior period losses of $20.0 million, principally due to favorable loss emergence in the period on accident, satellite and aviation business.

U.S. Insurance Division — Losses and LAE decreased $5.6 million, or 2.7%, to $200.5 million for the nine months ended September 30, 2008, from $206.1 million for the nine months ended September 30, 2007. This resulted in a loss and LAE ratio of 63.2% for the nine months ended September 30, 2008, compared to 63.4% for the nine months ended September 30, 2007. This decrease in losses and LAE was principally related to a decrease in prior period losses of $22.1 million for the nine months ended September 30, 2008, from a decrease of $9.1 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, losses and LAE included $7.5 million for Hurricane Ike and a reduction in prior period losses of $22.1 million, principally due to favorable loss emergence in the period on professional liability business. For the nine months ended September 30, 2007, the decrease in prior period losses of $9.1 million was principally due to favorable loss emergence in the period on professional and general liability business.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2008 were $317.0 million, a decrease of $12.3 million or 3.7%, compared to $329.3 million for the nine months ended September 30, 2007. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.2% for the nine months ended September 30, 2008, compared to 20.5% for the nine months ended September 30, 2007, a decrease of 0.3 points. The Americas and London Market divisions’ acquisition ratios increased by 0.3 points and 0.4 points, respectively, due to the change in composition of the mix of business written. The EuroAsia and US Insurance divisions’ acquisition expense ratio decreased 1.5 points and 0.9 points, respectively, for the nine months ended September 30, 2008 compared to the corresponding period in 2007.

Other Underwriting Expenses.  Other underwriting expenses for the nine months ended September 30, 2008 were $129.9 million, compared to $127.9 million for the nine months ended September 30, 2007. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.3% for the nine months ended September 30, 2008, compared to 8.0% for the corresponding period in 2007. The increase in other underwriting expenses is principally attributable to an increase in compensation costs.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the nine months ended September 30, 2008 and 2007 for each of our divisions:

	Nine Months Ended		Percentage
	September 30,		Point
Division	2008	2007	Change

Americas	32.1%	31.0%	1.1
EuroAsia	26.1	27.3	(1.2)
London Market	26.8	26.2	0.6
U.S. Insurance	26.0	27.0	(1.0)

Total acquisition costs and other underwriting expense ratio	28.5%	28.5%	—

Our combined ratio was 103.6% for the nine months ended September 30, 2008, compared to 96.0% for the nine months ended September 30, 2007. The following table reflects the combined ratio for the nine months ended September 30, 2008 and 2007 for each of our divisions:

	Nine Months Ended		Percentage
	September 30,		Point
Division	2008	2007	Change

Americas	119.9%	102.8%	17.1
EuroAsia	99.0	95.0	4.0
London Market	90.4	87.3	3.1
U.S. Insurance	89.2	90.4	(1.2)

Total combined ratio	103.6%	96.0%	7.6

Investment Results

Net Investment Income.  Net investment income for the nine months ended September 30, 2008 decreased by $52.2 million, or 20.7%, to $200.3 million, from $252.5 million for the nine months ended September 30, 2007. Net investment income is comprised of gross investment income of $234.6 million less investment expenses of $34.3 million for the nine months ended September 30, 2008, compared to gross investment income of $281.2 million less investment expenses of $28.7 million for the nine months ended September 30, 2007. The decrease in net investment income for the nine months ended September 30, 2008 is primarily attributable to the following:

•	Investment income from fixed income securities was $147.0 million for the nine months ended September 30, 2008, a decrease of $4.8 million, or 3.1%, compared to the corresponding period in 2007. An increase in the average amortized cost of our fixed income securities for the nine months ended September 30, 2008, compared to the corresponding period in 2007, was offset by a decrease in the investment yield, resulting in a decrease in investment income;

•	a decrease of $8.5 million, or 28.0%, in net investment income from equity investments for the nine months ended September 30, 2008, compared to the corresponding period in 2007. Net income of common stocks, at equity, decreased by $11.7 million, partially due to the sale of Hub in June 2007, offset by an increase in dividends on common stocks of $3.2 million;

•	a decrease in net investment income from short-term investments and cash of $18.4 million, or 28.9%, for the nine months ended September 30, 2008, compared to the corresponding period in 2007, which is representative of a decrease in short-term interest rates during the period;

•	a decrease in net investment income from other invested assets of $14.9 million, or 42.1%, for the nine months ended September 30, 2008, compared to the corresponding period in 2007, which is mainly comprised of income from hedge funds and private equity funds accounted for under the equity method.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balance was 3.4% and 4.6% for the nine months ended September 30, 2008 and 2007, respectively.

Interest expense on funds held, which primarily relates to our Whole Account and Facultative Excess of Loss Agreements and is included in investment expenses, of $4.3 million for the nine months ended September 30, 2008, represents a decrease of $2.1 million, or 32.8%, from $6.4 million for the nine months ended September 30, 2007. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $565.4 million for the nine months ended September 30, 2008 increased by $308.6 million, from $256.8 million for the nine months ended September 30, 2007. The increase in net realized investment gains is principally due to the following:

•	an increase in net realized investment gains on derivatives of $558.5 million, primarily attributable to the net change in fair value of our credit default swaps and total return swaps on indexes, caused by widening credit spreads and declining equity indexes;

•	higher net realized investment gains on fixed income securities of $20.5 million; offset by:

•	a decrease in foreign exchange realized investment gains of short-term investments of $59.9 million resulting from the strengthening of the U.S. dollar versus foreign currencies; and

•	a decrease in net mark-to-market realized investment gains of $24.9 million on short positions;

•	lower net realized investment gains on equity securities of $178.3 million, which included other-than-temporary write-downs of equity securities of $94.1 million and $31.8 million for the nine months ended September 30, 2008 and 2007, respectively. The nine months ended September 30, 2007 included gains of $119.2 million related to the sale of Hub International Limited shares; and

•	lower net realized investment gains on other securities of $7.3 million.

During the nine months ended September 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses of $102.3 million, comprised of fixed income securities of $7.4 million, equity securities of $94.1 million and preferred stock of $0.8 million. During the nine months ended September 30, 2007, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $40.9 million, comprised of fixed income securities, common and preferred stock. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the nine months ended September 30, 2008 and 2007 were $13.2 million and $11.3 million, respectively. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The increase of $1.9 million for the nine months ended September 30, 2008 compared to 2007 was primarily comprised of: (i) income of $1.0 million related to contracts under deposit accounting, (ii) $0.6 million in employee compensation and (iii) $2.3 million related to foreign exchange related adjustments.

Interest Expense.  We incurred interest expense related to our debt obligations of $25.8 million and $28.3 million for the nine months ended September 30, 2008 and 2007, respectively. The lower amount of interest expense in 2008 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the nine months ended September 30, 2008 increased by $47.0 million, to $229.7 million, compared to $182.7 million for the nine months ended September 30, 2007, resulting from increased pre-tax income. Our effective tax rates were 34.2% and 34.3% for the nine months ended September 30, 2008 and 2007, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $5.5 million and $6.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Underwriting Results

Gross Premiums Written.  Gross premiums written for the three months ended September 30, 2008 increased by $20.9 million, or 3.3%, to $656.7 million, compared to $635.8 million for the three months ended September 30, 2007, as reflected in the following table (in millions):

	Three Months
	Ended September 30,		Change
Division	2008	2007	$	%

Americas	$234.8	$224.9	$9.9	4.4%
EuroAsia	151.4	141.8	9.6	6.8
London Market	98.2	102.1	(3.9)	(3.8)
U.S. Insurance	172.3	167.0	5.3	3.2

Total gross premiums written	$656.7	$635.8	$20.9	3.3%

Total reinsurance gross premiums written for the three months ended September 30, 2008 were $421.4 million, compared to $409.1 million for 2007, an increase of 3.0%. Total insurance gross premiums written for the three months ended September 30, 2008, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $235.3 million, compared to $226.7 million for the three months ended September 30, 2007, an increase of 3.8%. For the three months ended September 30, 2008, total reinsurance gross premiums written represented 64.2% (64.3% in 2007) of our business, while insurance represented the remaining 35.8% (35.7% in 2007).

Americas.  Gross premiums written in the Americas division for the three months ended September 30, 2008 were $234.8 million, an increase of $9.9 million, or 4.4%, compared to $224.9 million for the three months ended September 30, 2007. These amounts represented 35.7% of our gross premiums written for the three months ended September 30, 2008 and 35.4% for the three months ended September 30, 2007. Gross premiums written across each geographic region of the Americas division were as follows:

•	United States — Gross premiums written of $174.4 million for the three months ended September 30, 2008 increased $0.2 million, or 0.1%, compared to $174.2 million for the three months ended September 30, 2007. Casualty business decreased $16.8 million, or 14.8%, to $96.4 million for the three months ended September 30, 2008 compared to $113.2 million for the three months ended September 30, 2007. This was offset by an increase in property business of $16.2 million, or 32.7%, which included $12.5 million of reinstatement premiums, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

•	Latin America — Gross premiums written of $49.9 million for the three months ended September 30, 2008 increased $11.4 million, or 29.6%, compared to $38.5 million for the three months ended September 30, 2007. The increase in gross premiums written was due to an increase in proportional business of $10.7 million and an increase in excess of loss business of $0.7 million.

•	Canada — Gross premiums written of $10.5 million for the three months ended September 30, 2008 decreased $1.5 million, or 12.5%, compared to $12.0 million for the three months ended September 30, 2007.

EuroAsia.  Gross premiums written in the EuroAsia division for the three months ended September 30, 2008 were $151.4 million, an increase of $9.6 million, or 6.8%, compared to $141.8 million for the three months ended September 30, 2007. These amounts represented 23.1% of our gross premiums written for the three months ended September 30, 2008 and 22.3% in the corresponding period of 2007. The increase in gross premiums written is comprised of: 1) $16.1 million attributable to the difference in foreign exchange rates during the third quarter 2008 compared to 2007; and 2) a modification to the estimating process during 2008, which contributed $10.6 million to the increase. The modification to the estimating process impacted gross and net premiums written but had no effect on earned premium. Excluding the effects of the foreign exchange rate movement and the modification to the estimating process, gross premiums written would have decreased by $17.1 million.

London Market.  Gross premiums written in the London Market division for the three months ended September 30, 2008 were $98.2 million, a decrease of $3.9 million, or 3.8%, compared to $102.1 million for the three months ended September 30, 2007. These amounts represented 15.0% of our gross premiums written for the three months ended September 30, 2008 and 16.0% for the three months ended September 30, 2007. Gross premiums written across each unit of the London Market division were as follows:

•	London Branch — Gross premiums written of $35.2 million for the three months ended September 30, 2008 decreased $7.2 million, or 17.0%, compared to $42.4 million for the three months ended September 30, 2007. Gross premiums written for property business, which represented 41.5% of the total gross premiums written of the London branch, decreased by $6.4 million, or 30.5%, for the three months ended September 30, 2008 compared to the corresponding period of 2007. Marine and aviation business increased by $0.1 million, or 0.7%, for the three months ended September 30, 2008, compared to the corresponding period in 2007. Casualty business decreased by $1.0 million, or 13.2%, for the three months ended September 30, 2008 compared to the corresponding period of 2007.

•	Newline/NICL — Gross premiums written of $63.0 million for the three months ended September 30, 2008 increased $3.3 million, or 5.5%, compared to $59.7 million for the three months ended September 30, 2007, attributable to an increase in financial lines and marine and aerospace of $1.0 million and $1.8 million, respectively.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the three months ended September 30, 2008 were $172.3 million, an increase of $5.3 million, or 3.2%, compared to $167.0 million for the three months ended September 30, 2007. These amounts represented 26.2% and 26.3% of our gross premiums written for the three months ended September 30, 2008 and 2007, respectively. Lines of business which experienced the greatest change in gross premiums written during the third quarter of 2008 were as follows:

•	Property and package gross premiums written for the three months ended September 30, 2008 were $48.9 million, compared to $28.7 million during the corresponding 2007 period. The increase was primarily due to the crop program.

•	Professional liability gross premiums written for the three months ended September 30, 2008 were $36.1 million, compared to $44.0 million during the corresponding 2007 period. The decrease was primarily related to the timing for the recording a federal employee professional liability program.

•	Medical malpractice gross premiums written were $34.9 million for the three months ended September 30, 2008, compared to $37.4 million during the corresponding 2007 period. The decrease in this segment was principally the result of continued competitive market conditions.

•	Our personal auto business, which primarily includes non-standard auto business written in California, decreased $6.9 million, or 58.0%, to $5.0 million for the three months ended September 30, 2008, compared to $11.9 million during the corresponding 2007 period. This was primarily due to the effect of canceled programs.

•	Commercial auto increased $1.7 million, to $18.2 million, for the three months ended September 30, 2008, from $16.5 million during the corresponding 2007 period. This increase primarily resulted from the impact of new programs.

Ceded Premiums Written.  Ceded premiums written for the three months ended September 30, 2008 increased by $24.9 million, or 41.5%, to $84.9 million (12.9% of gross premiums written), from $60.0 million (9.4% of gross premiums written) for the three months ended September 30, 2007. London Market ceded premiums increased by $4.5 million as a result of the establishment of a new program in 2008, and the U.S. Insurance division increased by $18.5 million as a result of increased cessions on medical malpractice, crop business and the establishment of a new program in 2008.

Net Premiums Written.  Net premiums written for the three months ended September 30, 2008 decreased by $4.0 million, or 0.7%, to $571.8 million, from $575.8 million for the three months ended September 30, 2007, as reflected in the following table (in millions):

	Three Months
	Ended September 30,		Change
Division	2008	2007	$	%

Americas	$229.4	$220.4	$9.0	4.1%
EuroAsia	141.9	133.3	8.6	6.5
London Market	83.3	91.7	(8.4)	(9.2)
U.S. Insurance	117.2	130.4	(13.2)	(10.1)

Total net premiums written	$571.8	$575.8	$(4.0)	(0.7)%

Americas.  Net premiums written in the Americas division for the three months ended September 30, 2008 were $229.4 million, compared to $220.4 million for the 2007 period, an increase of 4.1%. These amounts represented 40.1% of our net premiums written for the three months ended September 30, 2008 and 38.3% for the three months ended September 30, 2007. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 97.7% for the three months ended September 30, 2008, compared to 98.0% for the three months ended September 30, 2007.

The increase in net premiums written in the Americas division is consistent with the 4.4% increase in gross premiums written related to the increase in reinstatement premiums associated with Hurricanes Ike and Gustav.

EuroAsia.  Net premiums written in the EuroAsia division for the three months ended September 30, 2008 were $141.9 million, compared to $133.3 million for 2007, an increase of 6.5%. These amounts represented 24.8% of our net premiums written for the three months ended September 30, 2008 and 23.2% for the three months ended September 30, 2007. The net retention ratio for the three months ended September 30, 2008 was 93.7%, compared to 94.0% for the three months ended September 30, 2007.

The increase in net premiums written is consistent with the increase in gross premiums written, which was impacted by foreign exchange rate movement and the modification to the estimating process, as discussed in the gross premium analysis, above.

London Market.  Net premiums written in the London Market division for the three months ended September 30, 2008 were $83.3 million, compared to $91.7 million for 2007, a decrease of 9.2%. These amounts represented 14.6% of our net premiums written for the three months ended September 30, 2008 and 15.9% for the three months ended September 30, 2007. The net retention ratio was 84.8% for the three months ended September 30, 2008, compared to 89.8% for the three months ended September 30, 2007.

The decrease in net premiums written is comprised of a decrease in gross premiums written of $3.9 million combined with an increase in ceded premiums written of $4.5 million, principally resulting from an increase in cessions associated with a new program incepting in 2008.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the three months ended September 30, 2008 were $117.2 million, compared to $130.4 million for the three months ended September 30, 2007, a decrease of 10.1%. These amounts represented 20.5% of our net premiums written for the three months ended September 30, 2008 and 22.6% for the three months ended September 30, 2007. The net retention ratio was 68.0% for the three months ended September 30, 2008, compared to 78.1% for the three months ended September 30, 2007.

The decrease in net premiums written resulted from a decrease in gross premiums written of $5.3 million and an increase in ceded premiums written of $18.5 million.

Net Premiums Earned.  Net premiums earned for the three months ended September 30, 2008 decreased by $2.6 million, or 0.5%, to $545.4 million, from $548.0 million for the three months ended September 30, 2007. Net premiums earned decreased by $6.1 million, or 2.8%, in the Americas division, and $5.8 million, or 4.8%, in the U.S. Insurance division, offset by increases in the London Market division of $8.4 million, or 11.1%, and by $0.9 million, or 0.7%, in the EuroAsia division.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred increased $91.6 million, or 24.3%, to $469.1 million for the three months ended September 30, 2008, from $377.5 million for the three months ended September 30, 2007, as follows (in millions):

	Three Months
	Ended September 30,		Change
	2008	2007	$	%

Gross losses and LAE incurred	$516.0	$406.6	$109.4	26.9%
Less: ceded losses and LAE incurred	46.9	29.1	17.8	61.2

Net losses and LAE incurred	$469.1	$377.5	$91.6	24.3%

The increase in net losses and LAE incurred was principally related to an increase in current year catastrophe events of $117.2 million, to $146.0 million for the three months ended September 30, 2008, from $28.8 million for the three months ended September 30, 2007. Losses and LAE for the three months ended September 30, 2008 included a decrease in prior period losses of $3.6 million, principally attributable to decreased loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions. This decrease was partially offset by increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. Losses and LAE for the three months ended September 30, 2007 included prior period losses of $30.9 million, principally attributable to loss emergence greater than expectations in the period in the Americas and EuroAsia divisions. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period in the London Market and U.S. Insurance divisions.

Ceded losses and LAE incurred for the three months ended September 30, 2008 increased $17.8 million, or 61.2%, to $46.9 million for the three months ended September 30, 2008, from $29.1 million for the three months ended September 30, 2007. This increase was principally attributable to increased loss cessions related to property catastrophes.

The loss and LAE ratio for the three months ended September 30, 2008 and 2007 and the percentage point change for each of our divisions and in total are as follows:

	Three Months Ended		Percentage
	September 30,		Point
Division	2008	2007	Change

Americas	127.3%	78.0%	49.3
EuroAsia	60.4	62.1	(1.7)
London Market	67.1	66.5	0.6
U.S. Insurance	55.7	61.9	(6.2)

Total loss and LAE ratio	86.0%	68.9%	17.1

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended September 30, 2008 and 2007 (in millions):

Three Months Ended September 30, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$265.6	127.3%	$83.0	60.4%	$56.3	67.1%	$64.2	55.7%	$469.1	86.0%
Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	2.0	1.5	—	—	—	—	2.0	0.4
China winter storm	—	—	6.2	4.5	—	—	—	—	6.2	1.1
Australian floods	(1.3)	(0.6)	0.8	0.6	—	—	—	—	(0.5)	(0.1)
China earthquake	—	—	(3.6)	(2.6)	—	—	—	—	(3.6)	(0.7)
Hurricane Gustav	9.8	4.7	—	—	1.4	1.7	—	—	11.2	2.1
Hurricane Ike	108.2	51.8	—	—	7.5	8.9	7.5	6.5	123.2	22.6
Other 2008 events	4.5	2.2	0.8	0.5	2.2	2.6	—	—	7.5	1.4

Total 2008 events	121.2	58.1	6.2	4.5	11.1	13.2	7.5	6.5	146.0	26.8
Prior period events	1.5	0.7	(1.7)	(1.2)	(1.2)	(1.4)	—	—	(1.4)	(0.3)

Total catastrophe losses	$122.7	58.8%	$4.5	3.3%	$9.9	11.8%	$7.5	6.5%	$144.6	26.5%

Prior period loss development including prior period catastrophe losses	$24.9	11.9%	$(3.2)	(2.3)%	$(4.6)	(5.5)%	$(20.7)	(18.0)%	$(3.6)	(0.7)%

Three Months Ended September 30, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$167.6	78.0%	$84.8	62.1%	$50.2	66.5%	$74.9	61.9%	$377.5	68.9%
Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	(0.3)	(0.2)	1.0	1.3	—	—	0.7	0.1
Cyclone Gonu, Oman	—	—	4.6	3.4	—	—	—	—	4.6	0.8
Floods in United Kingdom	—	—	—	—	5.1	6.8	—	—	5.1	0.9
Other 2007 events	11.5	5.4	4.8	3.5	2.1	2.8	—	—	18.4	3.4

Total 2007 events	11.5	5.4	9.1	6.7	8.2	10.9	—	—	28.8	5.2
Prior period events	5.5	2.5	(0.1)	(0.1)	0.3	0.4	—	—	5.7	1.1

Total catastrophe losses	$17.0	7.9%	$9.0	6.6%	$8.5	11.3%	$—	—%	$34.5	6.3%

Prior period loss development including prior period catastrophe losses	$37.4	17.4%	$1.1	0.8%	$(3.4)	(4.5)%	$(4.2)	(3.5)%	$30.9	5.6%

Americas Division — Losses and LAE increased $98.0 million, or 58.5%, to $265.6 million for the three months ended September 30, 2008, from $167.6 million for the three months ended September 30, 2007. This resulted in a loss and LAE ratio of 127.3% for the three months ended September 30, 2008, compared to 78.0% for the three months ended September 30, 2007. This increase in losses and LAE was principally due to an increase in current year catastrophe events of $109.7 million, to $121.2 million for the three months ended September 30, 2008, from $11.5 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, losses and LAE included $108.2 million for Hurricane Ike, $9.8 million for Hurricane Gustav, and prior period losses of $24.9 million, principally attributable to loss emergence greater than expectations in the period on asbestos. For the three months ended September 30, 2007, losses and LAE included prior period losses of $37.4 million, principally due to loss emergence greater than expectations in the period on U.S. casualty classes of business, and included $21.2 million for settlement of litigation.

EuroAsia Division — Losses and LAE decreased $1.8 million, or 2.1%, to $83.0 million for the three months ended September 30, 2008, from $84.8 million for the three months ended September 30, 2007. This resulted in a loss and LAE ratio of 60.4% for the three months ended September 30, 2008, compared to 62.1% for the three months ended September 30, 2007. This decrease in losses and LAE was principally due to a decrease in prior period losses of $3.2 million for the three months ended September 30, 2008, from a $1.1 million increase for the three months ended September 30, 2007. For the three months ended September 30, 2008, losses and LAE included $6.2 million for the China winter storm and a decrease in prior period losses of $3.2 million, principally attributable to loss emergence lower than expectations in the period on property lines of business. For the three months ended September 30, 2007, losses and LAE included $4.6 million for Cyclone Gonu and prior period losses of $1.1 million, principally due to loss emergence greater than expectations in the period on casualty lines of business.

London Market Division — Losses and LAE increased $6.1 million, or 12.2%, to $56.3 million for the three months ended September 30, 2008, from $50.2 million for the three months ended September 30, 2007. This resulted in a loss and LAE ratio of 67.1% for the three months ended September 30, 2008, compared to 66.5% for the three months ended September 30, 2007. This increase in losses and LAE was principally due to an increase in loss exposure associated with an increase in net premiums earned of $8.4 million. For the three months ended September 30, 2008, losses and LAE included $7.5 million for Hurricane Ike and a decrease in prior period losses of $4.6 million, principally due to favorable loss emergence in the period on property lines of business. For the three months ended September 30, 2007, losses and LAE included $5.1 million attributable to the floods in the United Kingdom and a decrease in prior period losses of $3.4 million, principally attributable to favorable loss emergence in the period on accident, satellite and aviation business.

U.S. Insurance Division — Losses and LAE decreased $10.7 million, or 14.3%, to $64.2 million for the three months ended September 30, 2008, from $74.9 million for the three months ended September 30, 2007. This resulted in a loss and LAE ratio of 55.7% for the three months ended September 30, 2008, compared to 61.9% for the three months ended September 30, 2007. This decrease in losses and LAE was principally related to a decrease in prior period losses of $20.7 million for the three months ended September 30, 2008, from a decrease of $4.2 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, losses and LAE included $7.5 million for Hurricane Ike and a decrease in prior period losses of $20.7 million, principally due to favorable loss emergence in the period on professional liability business. For the three months ended September 30, 2007, losses and LAE included a decrease in prior period losses of $4.2 million, principally due to favorable loss emergence in the period on professional liability business.

Acquisition Costs.  Acquisition costs for the three months ended September 30, 2008 were $103.8 million, a decrease of $10.6 million, or 9.3%, compared to $114.4 million for the three months ended September 30, 2007. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 19.0% for the three months ended September 30, 2008, compared to 20.9% for the three months ended September 30, 2007, a decrease of 1.9 points. The Americas, EuroAsia, London Market and US Insurance divisions’ acquisition expense ratios decreased by 1.1 points, 0.2 points, 0.3 points and 5.8 points, respectively, for the three months ended September 30, 2008 compared to the corresponding period in 2007.

Other Underwriting Expenses.  Other underwriting expenses for the three months ended September 30, 2008 were $43.5 million, compared to $44.1 million for the three months ended September 30, 2007. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.0% for each of the three months ended September 30, 2008 and 2007.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended September 30, 2008 and 2007 for each of our divisions:

	Three Months Ended		Percentage
	September 30,		Point
Division	2008	2007	Change

Americas	30.7%	31.6%	(0.9)
EuroAsia	26.2	26.7	(0.5)
London Market	23.8	26.2	(2.4)
U.S. Insurance	23.5	28.4	(4.9)

Total acquisition costs and other underwriting expense ratio	27.0%	28.9%	(1.9)

Our combined ratio was 113.0% for the three months ended September 30, 2008, compared to 97.8% for the three months ended September 30, 2007. The following table reflects the combined ratio for the three months ended September 30, 2008 and 2007 for each of our divisions:

	Three Months Ended		Percentage
	September 30,		Point
Division	2008	2007	Change

Americas	158.0%	109.6%	48.4
EuroAsia	86.6	88.8	(2.2)
London Market	90.9	92.7	(1.8)
U.S. Insurance	79.2	90.3	(11.1)

Total combined ratio	113.0%	97.8%	15.2

Investment Results

Net Investment Income.  Net investment income for the three months ended September 30, 2008 decreased by $24.0 million, or 27.7%, to $62.5 million, from $86.5 million for the three months ended September 30, 2007. Net investment income was comprised of gross investment income of $73.6 million less investment expenses of $11.1 million for the three months ended September 30, 2008, compared to gross investment income of $96.0 million less investment expenses of $9.5 million for the three months ended September 30, 2007. The decrease in net investment income for the three months ended September 30, 2008 was primarily attributable to the following:

•	a decrease in investment income from fixed income securities of $5.2 million, or 9.6%, for the three months ended September 30, 2008, compared to the corresponding period in 2007;

•	a decrease of $0.5 million in net investment income from equity investments for the three months ended September 30, 2008, compared to the corresponding period in 2007. Net income of common stocks, at equity, decreased by $1.4 million, while dividends on common stocks increased by $0.9 million, compared to the corresponding period in 2007;

•	a decrease in investment income from short-term investments and cash of $9.6 million or 43.8% for the three months ended September 30, 2008, compared to the corresponding period in 2007, which is representative of a decrease in short-term interest rates over the period;

•	a decrease in income from other invested assets of $7.1 million for the three months ended September 30, 2008 compared to the corresponding period in 2007, which is primarily comprised of income from hedge funds and private equity funds accounted for under the equity method.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances was 3.2% and 4.6% for the three months ended September 30, 2008 and 2007, respectively.

Interest expense on funds held of $1.0 million for the three months ended September 30, 2008, which primarily relates to our Whole Account Excess of Loss Agreements and is included in investment expenses, represented a decrease of $0.7 million, or 41.2%, from $1.7 million for the three months ended September 30, 2007. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $196.7 million for the three months ended September 30, 2008 increased by $109.1 million, from $87.6 million for the three months ended September 30, 2007. The increase in net realized investment gains was principally comprised of the following:

•	an increase in net realized investment gains on derivative securities of $277.2 million, primarily attributable to the net change in fair value of our credit default swaps and total return swaps on indexes, caused by widening credit spreads and declining equity indexes; offset by:

•	a decrease in net realized investment gains on fixed income securities of $44.3 million;

•	a decrease in foreign exchange realized investment gains on short-term investments of $64.5 million resulting from the strengthening of the U.S. dollar versus foreign currencies;

•	a decrease in net mark-to-market realized investment gains of $29.9 million on short positions;

•	a decrease in net realized investment gains on other invested assets of $4.0 million; and

•	lower net realized investment gains on equity securities of $25.4 million, which include other-than-temporary write-downs of equity securities of $58.5 million and $31.8 million for the three months ended September 30, 2008 and 2007, respectively.

During the three months ended September 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses of $61.2 million, relating to fixed income securities of $2.4 million, equity securities of $58.5 million and preferred stock of $0.3 million. During the three months ended September 30, 2007, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $40.9 million relating to fixed income securities, common and preferred stock. Other-than-temporary impairments reflect situations where the fair value was below the cost of the security, and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Income/Expense Net.  Other income/expense net, for the three months ended September 30, 2008 resulted in $6.0 million of income, compared to $3.2 million of expense for the three months ended September 30, 2007. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The decrease of $9.2 million for the three months ended September 30, 2008 compared to 2007 was primarily comprised of: (i) a decrease of $0.6 million in compensation expense, (ii) an increase of $0.8 million relating to charitable contributions, and (iii) a decrease in foreign exchange expense of $9.4 million, primarily related to the weakening of the Euro to the dollar during the three months ended September 30, 2008.

Interest Expense.  We incurred interest expense related to our debt obligations of $8.4 million and $9.4 million for the three months ended September 30, 2008 and 2007, respectively. The lower amount of interest expense in 2008 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the three months ended September 30, 2008 increased by $3.4 million, to $62.7 million, compared to $59.3 million for the three months ended September 30, 2007, resulting from decreased pre-tax income. Our effective tax rate decreased to 33.7% from 34.2% for the three months ended September 30, 2008 and 2007, respectively, reflecting the effect of an increase in investment in tax-exempt securities.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $1.8 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our shareholders’ equity decreased by $46.4 million, or 1.7%, to $2,608.3 million as of September 30, 2008, from $2,654.7 million as of December 31, 2007. The net decrease as of September 30, 2008 compared to December 31, 2007 was primarily attributable to the repurchase of $351.4 million of our common shares under our share repurchase program, decreases in the net unrealized appreciation on securities of $102.8 million, and foreign currency translation adjustments of $13.4 million (both components of accumulated other comprehensive income), and dividends on preferred and common shares of $18.3 million. Offsetting these decreases was net income of $441.1 million. Our book value per common share was $41.78 as of September 30, 2008, representing an increase of $5.00, or 13.6%, from our book value per common share of $36.78 as of December 31, 2007.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, which is used in our book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their book value per share calculation.

	As of	As of
	September 30,	December 31,
	2008	2007
	(In millions, except share
	and per share amounts)

Total shareholders’ equity	$2,608.3	$2,654.7
Less: shareholders’ equity related to preferred stock	97.5	97.5

Total common shareholders’ equity	$2,510.8	$2,557.2

Common shares outstanding	60,095,825	69,521,494

Book value per common share	$41.78	$36.78

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. The holding company received dividends from Odyssey America of $410.0 million during the first nine months of 2008, compared to $155.0 million for the year ended December 31, 2007. During 2008, Odyssey America was permitted to pay ordinary dividends to the holding company of $292.3 million without prior regulatory approval. During the second quarter of 2008, Odyssey America received the approval of the Connecticut Insurance Department to pay extraordinary dividends of $150.0 million and $100.0 million to the holding company. These extraordinary dividends were paid in the second and third quarters of 2008, respectively. The dividends have been and will continue to be used for general corporate purposes including the continued repurchase of our common stock pursuant to our publicly announced share repurchase plan. Holding company cash, cash equivalents and short-term investments equaled $59.1 million as of September 30, 2008, as compared to $56.5 million as of December 31, 2007.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.1 billion during 2008. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of September 30, 2008, our operating subsidiaries maintained cash and cash equivalents of $1.9 billion, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 89.9% of our total reinsurance recoverables as of September 30, 2008, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of September 30, 2008, net of the reserve for uncollectible reinsurance, was $73.3 million. The top ten reinsurers measured on total reinsurance recoverables represented $36.0 million, or 49.1% of the total paid loss recoverable, of which $4.3 million is fully collateralized and the remaining $31.7 million is with highly rated companies. The remaining $37.3 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $3.3 million net of the reserve on uncollectible reinsurance.

Cash provided by operations was $237.9 million for the nine months ended September 30, 2008, compared to $153.3 million for the nine months ended September 30, 2007. This reflects an increase in cash provided by operations of $84.6 million, or 55.2%, over the corresponding period of 2007.

Total investments and cash amounted to $8.0 billion as of September 30, 2008, an increase of $222.3 million compared to December 31, 2007. Our average invested assets and cash were $7.9 billion for the nine months ended September 30, 2008, compared to $7.4 billion for the nine months ended September 30, 2007. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 28.0% and 18.5% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of September 30, 2008 and December 31, 2007, respectively. Total fixed income securities were $4.2 billion as of September 30, 2008, compared to $4.6 billion as of December 31, 2007. As of September 30, 2008, 90.9% of our fixed income portfolio was rated “AAA”, with a minimal amount of securities rated below investment grade. The duration of our investment portfolio, including cash and cash equivalents, was 5.9 years, which exceeds the duration of our liabilities. We believe this difference is mitigated by the significant amount of cash and cash equivalents maintained within our portfolio.

Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of September 30, 2008 and December 31, 2007, we had receivables for securities sold of $18.8 million and $23.6 million, respectively, which are included in other assets, and payables for securities purchased of $172.5 million and $27.1 million, respectively, which are included in other liabilities.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the nine months ended September 30, 2008 and 2007, the average annual interest rate on the Series C Notes was 5.90% and 7.88%, respectively.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us in 2009 at their par value, plus accrued and unpaid interest. For the nine months ended September 30, 2008 and 2007, the average annual interest rate on each series of notes was 5.60% and 7.58%, respectively.

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

As of September 30, 2008, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at our option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if our debt rating changes.

On June 15, 2007, our Board of Directors authorized a share repurchase program. Under the initial authorization, effective as of such date, we were authorized to repurchase shares of our common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200.0 million. On March 18, 2008, we announced that our Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. On September 3, 2008, we announced that our Board of Directors had increased the share repurchase plan by an additional $200.0 million, to a total repurchase authorization of $600.0 million, and extended the termination date of the repurchase program to December 31, 2009. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the nine months ended September 30, 2008, we repurchased and retired 9,480,756 shares of our common stock, at a cost of $351.4 million, an average repurchase price of $37.06 per share.

From inception of the program through November 3, 2008, we repurchased and retired 12,117,745 shares of our common stock at a total cost of $445.8 million.

We participate in Lloyd’s through our 100% ownership of Newline, through which we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged U.S. Treasury Notes and cash with a fair value of $175.0 million as of September 30, 2008 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 58.5% owned by Fairfax and its affiliates, which includes 10.7% held by us. nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. Advent is responsible for the payment of any losses to support its underwriting activities and the capital resources of Advent, including its funds deposited at Lloyd’s, are first available to support any losses prior to a draw down of Odyssey America’s pledged assets. In consideration of Odyssey America pledging the assets, nSpire Re agreed to pay Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we consider to be representative of commercial market terms. The pledged assets continue to be owned by Odyssey America, and Odyssey America receives any investment income thereon. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. As additional consideration for, and further protection of, the pledged assets, nSpire Re has provided Odyssey America with indemnification in the event of a draw down on the pledged assets. Odyssey America retains the right to withdraw the pledged assets at any time upon 180 days advance written notice to nSpire Re. nSpire Re retains the obligation to pledge assets on behalf of Advent. In any event, the placement of funds at Lloyd’s will automatically terminate effective no later than December 31, 2008 and any remaining pledged assets will revert to Odyssey America at that time. The pledge of assets is not considered material to our consolidated financial position. In January 2006, September 2006, June 2007 and July 2008, Odyssey America received assets with par values of $48.6 million, $10.7 million, $14.6 million and $63.9 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date, following the deposit by Advent of such amount in new funds at Lloyd’s. Following these returns of assets, and as of September 30, 2008, Odyssey America continues to have a par value of $24.2 million, or approximately £13.6 million equivalent, pledged to Lloyd’s in support of Advent and will continue to receive a fee for these pledged assets. The fair value of the pledged assets as of September 30, 2008 is $29.0 million, or approximately £16.3 million equivalent. We believe that the financial resources of Advent provide adequate protection to support its liabilities in the ordinary course of business.

On July 31, 2008, our Board of Directors approved a 20% increase in our quarterly common stock dividend, and declared a quarterly cash dividend of $0.075 per common share, payable on September 26, 2008 to common shareholders of record on September 12, 2008, resulting in an aggregate dividend payment of $4.6 million.

On August 27, 2008, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative Series A preferred shares and $0.3772656 (equal to 6.04% per annum) per share on our floating rate Series B preferred shares. Total dividends of $1.8 million were paid on October 20, 2008 to Series A and Series B preferred shareholders of record on September 30, 2008.

We are responsible for determining the fair value of our investment portfolio by utilizing market driven fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques which make use of current market data. For the majority of our investment portfolio, we use quoted prices and other information from independent pricing sources in determining fair values. We use valuation techniques for our Level 3 investments, which represent less than 0.1% of our total invested assets and cash. To verify Level 3 pricing, we assess the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. We will challenge any prices for its investments which are considered to not represent fair value.

For determining the fair value of our Level 1 investments, (approximately 33.0% of total invested assets and cash), we utilize quoted market prices. The majority of our Level 1 investments are common stocks that are actively traded in a public market, and cash, cash equivalents and short-term investments where the cost basis approximates fair value.

Our Level 2 investments, (approximately 59.0% of total invested assets and cash), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, we utilize broker-dealer quotes which include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures which are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation.

During the nine and three months ended September 30, 2008, we purchased $7.0 million of investments that are classified as Level 3, (less than 0.1% of total invested assets and cash). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. We have determined that our investments in Level 3 securities are not material to our operations.

After considering the current economic conditions and the liquidity concerns in the credit markets, we have determined that we should not re-classify any of our investments from Level 1 or Level 2 to Level 3.

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

These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers and insurers. The financial strength ratings of our principal operating subsidiaries are: A.M. Best: “A” (Excellent), Standard & Poor’s: “A− ” (Strong), and Moody’s: “A3” (Good).

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

On January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We elected the FVO for one investment that had previously been recorded under the equity method of accounting. On January 1, 2008, we discontinued applying the equity method of accounting for this investment and, in accordance with SFAS 159, carry the investment at fair value with changes in fair value recognized as realized gains or losses in our consolidated statements of operations. As a result of adopting the FVO for this investment, we recorded a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, which had been included in accumulated other comprehensive income, to retained earnings as of January 1, 2008. In addition, SFAS 159 amended SFAS 95, “Statement of Cash Flows,” to allow cash payments and receipts related to trading securities to be classified according to the investment intent. As a result of the amendment to SFAS 95, as of January 1, 2008, we have classified our trading activity within the investing activities section of our consolidated statements of cash flows due to the investment nature of the transactions. For comparative purposes, prior period cash flows have been reclassified to conform with the current year’s presentation.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Accounting Principles Bulletin 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This statement does not change the accounting for convertible debt that does not offer a cash settlement feature. Nor, does it apply if the conversion feature is accounted for as an embedded derivative or for convertible preferred stock. FSP APB 14-1 is applicable to annual and interim periods beginning December 15, 2008, however it must be applied on a retrospective basis for comparative purposes, even if the convertible debt did not exist as of the date of application. We are currently evaluating the impact of the adoption of FSP APB 14-1, if any, on our consolidated financial statements.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify the application of SFAS 157 to financial assets traded in inactive or distressed markets. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 evaluates third party pricing quotes and the development of models, with a focus on discount rates, to determine the fair value of the investments. Entities are permitted to move financial assets and liabilities from Level 2 to Level 3, if a market becomes inactive or distressed, making it difficult to determine the fair value. FSP FAS 157-3 did not have a material effect on the way in which we measure the fair value of our investments.

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

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of September 30, 2008, our total investments and cash of $8.0 billion include $4.2 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

The table below displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of September 30, 2008 and December 31, 2007, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of September 30, 2008			As of December 31, 2007
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
	(In millions)

200 basis point rise	$3,570.9	$(674.0)	(15.9)%	$4,127.1	$(518.3)	(11.2)%
100 basis point rise	3,879.5	(365.4)	(8.6)	4,367.4	(278.0)	(6.0)
Base scenario	4,244.9	—	—	4,645.4	—	—
100 basis point decline	4,669.4	424.5	10.0	4,969.1	323.7	7.0
200 basis point decline	5,143.8	898.9	21.2	5,335.9	690.5	14.9

The preceding table indicates an asymmetric fair value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent 4% of the fair value of the total fixed income portfolio as of both September 30, 2008 and December 31, 2007. The asymmetric fair value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting fair value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher fair values in that environment).

As of September 30, 2008, we had net unrealized losses of $22.4 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $119.8 million, offset by gross unrealized depreciation of $142.2 million, which includes gross unrealized appreciation of $94.2 million and gross unrealized depreciation of $140.6 million related to fixed income securities and common stocks carried at fair value.

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

As of September 30, 2008 and December 31, 2007, 94.4% and 96.1%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 5.6% and 3.9%, respectively, rated below investment grade.

We have purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. We assess the reasonableness of the fair values of the credit default swaps by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The total cost of the credit default swaps was $45.0 million and $94.2 million as of September 30, 2008 and December 31, 2007, respectively, and the fair value was $145.3 million and $307.6 million, as of September 30, 2008 and December 31, 2007, respectively. The notional amount of the credit default swaps was $2.5 billion and $5.0 billion as of September 30, 2008 and December 31, 2007, respectively. The credit default swaps had net realized gains of $315.9 million and $100.5 million for the nine months ended September 30, 2008 and 2007, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at September 30, 2008 was $149.1 million, of which we do not have the right to sell or repledge $60.0 million. We have not exercised our right to sell or repledge the remaining $89.1 million of this collateral.

As of September 30, 2008, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.

Equity Price Risk

We have investments in equity index and common stock total return swaps, as an “economic hedge” against a broad market downturn. The total return swaps had aggregate notional amounts of $1.0 billion and $691.0 million as of September 30, 2008 and December 31, 2007, respectively. The margin maintenance requirement related to the total return swaps was $363.4 million and $205.7 million as of September 30, 2008 and December 31, 2007, respectively. The swap transactions terminate during the fourth quarter of 2008, and the second and third quarters of 2009. As of September 30, 2008 and December 31, 2007, we provided $417.7 million and $210.9 million, respectively, of U.S. Treasury securities and municipal bonds as collateral for the swap transactions. The fair value of the equity index and common stock total return swaps, in the aggregate, was in a gain position as of September 30, 2008 and December 31, 2007, and is recorded in other invested assets. We did not own common stock total return swaps as of December 31, 2007. Changes in the fair value are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. As a result of the appreciation in the fair value of the total return swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of September 30, 2008 was $88.2 million. We have the right to sell or repledge this collateral.

In connection with the total return swap transactions, as of September 30, 2008, we owned index call options on SPDRs and the iShares Canadian S&P/TSX60 (XIU), at a cost of $0.7 million, with strike prices of approximately 91.9% of the notional amount of the swap transactions as of September 30, 2008. As of December 31, 2007, we owned index call options on SPDRs and the Financial Select SPDR Fund (XLF), at a cost of $1.0 million, with strike prices of approximately 127.8% of the notional amount of the swap transactions as of December 31, 2007. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. Our maximum potential loss on the total return swap and call option transactions was $71.4 million and $193.2 million as of September 30, 2008 and December 31, 2007, respectively. The call options are recorded at fair value in other invested assets, and changes in the fair value are recorded as a realized gain or loss in the consolidated statements of operations. For the nine months ended September 30, 2008 and 2007, the call options had net realized losses of $1.1 million and $2.6 million, respectively.

In addition, the Company had sold short primarily equity securities, all of which were closed out during the second quarter of 2008. As of December 31, 2007, the Company had short positions of $62.3 million, primarily with respect to equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $60.7 million. Net realized gains of $12.8 million and $37.7 million for the nine months ended September 30, 2008 and 2007, respectively, were recognized in our consolidated statements of operations. As of December 31, 2007, we provided cash of $195.8 million, as collateral for the borrowed securities.

In connection with the short sales described above, we purchased a SPDR call option as protection against a decline in the value of the short positions, which were closed out during the third quarter of 2008. The call option was recorded at fair value in other invested assets in the consolidated balance sheet, and changes in the fair value were recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the nine months ended September 30, 2008 and 2007, the call option had net realized loss of $0.1 million and a realized gain of $0.2 million, respectively.

As of September 30, 2008 and December 31, 2007, 13.9% and 13.4%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 12.3% and 11.6% as of September 30, 2008 and December 31, 2007, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in fair value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $98.4 million and $90.3 million as of September 30, 2008 and December 30, 2007, respectively, in the fair value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of September 30, 2008 and December 31, 2007, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $1.9 billion and $2.1 billion, respectively, or 23.3% and 26.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the Euro, which represented 9.0% and 9.5% of our total investments and cash as of September 30, 2008 and December 31, 2007, respectively, the British pound, which represented 6.8% and 9.2% of our total investments and cash as of September 30, 2008 and December 31, 2007, respectively, and the Canadian dollar, which represented 4.0% and 4.2%, of our total investments and cash as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $186.7 million decline in the fair value of our total investments and cash, before taxes.

Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being the Euro, the British pound, and Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into Canadian dollar and British pound forward currency contracts. As of September 30, 2008 and December 31, 2007, we were party to forward currency contracts with notional amounts of $213.1 million and $149.2 million, respectively. As of September 30, 2008 and December 31, 2007, the fair value of these contracts is reported in other invested assets and other liabilities at $15.3 million and $2.8 million, respectively. Forward currency contracts had net realized gains of $25.6 million for the nine months ended September 30, 2008.

Investment Impairment Risk

We review our investment portfolio on a quarterly basis for declines in value, and specifically consider securities, the fair value of which have declined to less than 80% of their amortized cost at the time of review for impairment. Temporary declines in investments will be recorded as unrealized depreciation in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the carrying value of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.

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

The facts and circumstances involved in making a decision regarding an other-than-temporary-impairment are those that exist at that time. Should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, we will recognize the impairment by reducing the cost, amortized cost or carrying value of the investment to its fair value, and will record the loss in its consolidated statement of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, we will record a gain or loss based on the adjusted cost or carrying value of the investment.

Based on our review, we recognized other-than-temporary impairment losses in the amount of $102.3 million before taxes, which were recognized in our consolidated statement of operations as a reduction to our net realized gains for the nine months ended September 30, 2008.

The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2008 and December 31, 2007 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
September 30, 2008	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$1,144.7	$(14.5)	6	$455.1	$(11.0)	4	$1,599.8	$(25.5)	10
States, municipalities and political subdivisions	453.4	(32.9)	45	7.7	(0.9)	2	461.1	(33.8)	47
Foreign governments	221.7	(1.0)	8	32.1	(1.3)	3	253.8	(2.3)	11

Total investment grade	1,819.8	(48.4)	59	494.9	(13.2)	9	2,314.7	(61.6)	68

Fixed income securities non-investment grade, corporate	12.3	(1.8)	6	7.5	(0.1)	2	19.8	(1.9)	8

Total fixed income securities	1,832.1	(50.2)	65	502.4	(13.3)	11	2,334.5	(63.5)	76
Preferred stocks, at fair value	—	(0.1)	1	—	—	—	—	(0.1)	1
Common stocks, at fair value	410.5	(77.1)	23	—	—	—	410.5	(77.1)	23

Total temporarily impaired securities	$2,242.6	$(127.4)	89	$502.4	$(13.3)	11	$2,745.0	$(140.7)	100

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2007	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$950.9	$(28.9)	7	$950.9	$(28.9)	7
States, municipalities and political subdivisions	9.7	(0.1)	3	20.8	(0.2)	3	30.5	(0.3)	6
Foreign governments	535.2	(7.3)	7	160.6	(2.8)	8	695.8	(10.1)	15
Corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	544.9	(7.4)	10	1,132.8	(31.9)	19	1,677.7	(39.3)	29

Fixed income securities non-investment grade, corporate	26.7	(3.1)	6	—	—	—	26.7	(3.1)	6

Total fixed income securities	571.6	(10.5)	16	1,132.8	(31.9)	19	1,704.4	(42.4)	35
Preferred stocks, at fair value	0.5	(0.9)	1	—	—	—	0.5	(0.9)	1
Common stocks, at fair value	289.9	(27.1)	7	—	—	—	289.9	(27.1)	7

Total temporarily impaired securities	$862.0	$(38.5)	24	$1,132.8	$(31.9)	19	$1,994.8	$(70.4)	43

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

On February 8, 2007, we were added as a co-defendant in an existing action against our majority shareholder, Fairfax, and certain of Fairfax’s officers and directors, who include certain of our current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. Motions to dismiss this suit have been filed, briefed and argued by Fairfax and by us, and a decision thereon is pending. We intend to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

In July 2006, Fairfax, our majority shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares. In January 2008, certain of these defendants filed a counterclaim and third party complaint against Fairfax, naming certain third party defendants, including OdysseyRe and certain of our directors. This complaint alleged, among other things, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against this complaint. On February 7, 2008, the judge in this matter dismissed Fairfax’s complaint with respect to these two defendants, but permitted Fairfax to file an amended complaint on or prior to March 27, 2008. The defendants withdrew their counterclaim on March 5, 2008. Fairfax filed an amended complaint with respect to these two defendants on March 27, 2008, and on August 8, 2008, the judge denied, without prejudice, all motions for dismissal. On September 8, 2008, the defendants refiled their counterclaim. A date for the filing of ORH’s response to the counterclaim has not yet been determined. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

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

Issuer Purchases of Equity Securities

The Odyssey Re Holdings Corp. share repurchase program was publicly announced on June 15, 2007. The program became effective as of such date and will expire on June 15, 2009. Under the program, we were initially authorized to repurchase up to $200.0 million of our common shares from time to time, in the open market. Shares purchased under the program are retired. On March 18, 2008, we announced that our Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. On September 3, 2008, we announced that our Board of Directors had increased the program by an additional $200.0 million, to a total repurchase authorization of $600.0 million, and extended the termination date of the repurchase program to December 31, 2009.

From inception of the program through November 3, 2008, we have repurchased and retired 12,117,745 shares of our common stock at a total cost of $445.8 million.

We also make open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. 100,000 shares were purchased during the nine months ended September 30, 2008 to support such grants and exercises, and as of September 30, 2008, we held 108,145 common shares in treasury to support such grants and exercises. The following table sets forth purchases made by us of our common shares during the three months ended September 30, 2008.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program
	(In thousands)

July 1 — July 31, 2008	512,700	$36.44	512,700	$76,213
August 1 — August 31, 2008	918,900	37.32	818,900	45,626
September 1 — September 30, 2008	2,437,656	37.52	2,437,656	154,165

Total	3,869,256	$37.33	3,769,256

PART II — Item 3.	Defaults Upon Senior Securities

None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II — Item 5.	Other Information

None.

PART II — Item 6.	Exhibit Index

NUMBER		TITLE OF EXHIBIT

*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: November 5, 2008	By:	/s/ Andrew A. Barnard
Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: November 5, 2008	By:	/s/ R. Scott Donovan
Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer