Form 10-K
period 2008-12-31
ODYSSEY RE HOLDINGS CORP
filed 2009-02-27
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-16535

Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction of Incorporation or Organization) Odyssey Re Holdings Corp. 300 First Stamford Place Stamford, Connecticut (Address of principal executive offices)	(I.R.S. Employer Identification Number) 06902 (Zip Code)

Registrant’s telephone number, including area code: (203) 977-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
8.125% Series A Preferred Stock	New York Stock Exchange
Floating Rate Series B Preferred Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the shares of all classes of voting shares of the registrant held by non-affiliates of the registrant on June 30, 2008 was $736.5 million, computed upon the basis of the closing sale price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 23, 2009, there were 60,243,372 outstanding shares of Common Stock, par value $0.01 per share, of the registrant.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on or about April 22, 2009 are incorporated by reference in Part III of this Form 10-K.

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

We have included in this Annual Report on Form 10-K filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

•	a reduction in net income if our loss reserves are insufficient;

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	the lowering or loss of one or more of our financial or claims-paying ratings, including those of our subsidiaries;

•	an inability to realize our investment objectives;

•	current governmental investigations or related proceedings involving the Company that might impact us adversely;

•	ongoing legislative and regulatory developments that may disrupt our business or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we conduct our business;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	a change in the requirements of one or more of our current or potential customers relating to counterparty financial strength, claims-paying ratings, or collateral requirements;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	our controlling shareholder’s ability to determine the outcome of our corporate actions requiring board or shareholder approval;

•	our ability to raise additional capital if it is required;

•	our compliance with covenants in our credit facility, the failure of which could have an adverse effect on our financial condition;

•	the availability of dividends from our reinsurance and insurance company subsidiaries;

•	the loss of services of any of our key employees;

•	our use of reinsurance brokers in contract negotiations and as cash settlement agents;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions that could affect our investment portfolio;

•	the failure of our reinsurers to honor their obligations to us;

•	the growth of our specialty insurance business and the development of our infrastructure to support this growth;

•	operational and financial risks relating to our utilization of program managers, third-party administrators, and other vendors to support our specialty insurance operations;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	our reliance on computer and data processing systems; and

•	acts of war, terrorism or political unrest.

The words “believe,” “anticipate,” “estimate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions or their negative or variations identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We have described some important factors that could cause our actual results to differ materially from those expressed in any forward-looking statement we make, including factors discussed below in Item 1A — “Risk Factors.” Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Business

The Company

OdysseyRe is a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance business through our offices throughout the United States and in London. Our global presence is established through 18 offices, with principal locations in the United States, London, Paris, Singapore, Toronto and Mexico City. We had gross premiums written of $2.3 billion in 2008 and our shareholders’ equity as of December 31, 2008 was $2.8 billion. For the year ended December 31, 2008, reinsurance represented 65.5% of our gross premiums written, and primary insurance represented the remainder, or 34.5%.

The United States is our largest market, generating 48.8% of our gross premiums written for the year ended December 31, 2008. Our operations are managed through four divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of our reinsurance operations in the United States, Canada and Latin America. The Americas division primarily writes treaty property, general casualty, specialty casualty, surety, and facultative casualty reinsurance business, primarily through professional reinsurance brokers. The EuroAsia division, headquartered in Paris, writes treaty reinsurance. Our London Market division operates through Newline Syndicate (1218) at Lloyd’s and Newline Insurance Company Limited (collectively, “Newline”), where the business focus is casualty insurance, and our London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance in the United States, including medical professional liability and professional liability. Across our operations, 51.9% of our gross premiums written were generated from casualty business, 38.6% from property business and 9.5% from specialty classes, including marine, aviation, surety and credit.

Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware. In June 2001, we completed our initial public offering. Prior to our initial public offering, we were wholly owned by Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded Canadian financial services company. As of December 31, 2008, Fairfax owned 70.4% of our common shares.

Following is a summary of our operating subsidiaries:

•	Odyssey America Reinsurance Corporation (“Odyssey America”), a Connecticut property and casualty reinsurance company, is a direct subsidiary of the Company and is our principal reinsurance subsidiary. Odyssey America underwrites reinsurance on a worldwide basis.

•	Newline Holdings U.K. Limited, a direct subsidiary of Odyssey America, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it owns and manages Newline Syndicate 1218 at Lloyd’s of London and Newline Insurance Company Limited (collectively, “Newline”).

•	Clearwater Insurance Company (“Clearwater”), a Delaware company, is a direct subsidiary of Odyssey America. Clearwater holds insurance licenses in 43 states.

•	Hudson Insurance Company (“Hudson”), a Delaware company, is a direct subsidiary of Clearwater. Hudson, based in New York City, is the principal platform for our specialty insurance business and holds insurance licenses in 49 states.

•	Hudson Specialty Insurance Company (“Hudson Specialty”), a New York company, is a direct subsidiary of Clearwater and is an eligible surplus lines insurer in 41 states.

•	Clearwater Select Insurance Company (“Clearwater Select”), a Delaware company, is a direct subsidiary of Clearwater. Clearwater Select is licensed in 44 states.

Business Objectives

Our objective is to build shareholder value by achieving an average annual growth in book value per common share of 15% over the long-term by focusing on underwriting profitability and generating superior investment returns. Our compounded annual growth in book value per common share from December 31, 2001, the year we became publicly traded, to December 31, 2008 was 20.8%. We intend to continue to achieve our objective through:

•	Adhering to a strict underwriting philosophy. We emphasize disciplined underwriting over premium growth, concentrating on carefully selecting the risks we reinsure and determining the appropriate price for such risks. We seek to achieve our principal goal of attracting and retaining high quality business by centrally managing our diverse operations.

•	Increasing our position in specialty insurance business. We intend to continue expanding our specialty insurance business by exploring underserved market segments or classes of business, while maintaining our commitment to underwriting discipline.

•	Pursuing attractive lines of business. We seek to take advantage of opportunities to write new lines of business or expand existing classes of business, based on market conditions and expected profitability. We expect to expand our position over time in domestic and international markets by delivering high quality service and developing and maintaining knowledge of the markets that we serve.

•	Maintaining our commitment to financial strength and security. We are committed to maintaining a strong and transparent balance sheet. We will sustain financial flexibility through maintaining prudent operating and financial leverage and investing our portfolio primarily in high quality fixed income securities and value-oriented equity securities.

•	Achieving superior returns on invested assets. We manage our investments using a total return philosophy, seeking to maximize the economic value of our investments, as opposed to current income. We apply a long-term value-oriented philosophy to optimize the total returns on our invested assets.

Enterprise Risk Management

We seek to apply prudent risk management principles and practices throughout our company. We are engaged in continuous enhancement of our risk management framework through the identification of risks that threaten our ability to achieve certain financial and operational objectives. Our primary risk exposures emanate from underwriting, loss reserving, investing and operations. Our Chief Risk Officer, who reports directly to the Chief Executive Officer, leads a multi-disciplinary team whose tasks are to identify, measure, evaluate and manage risk. To assist with the measurement process, we have established risk tolerances for our business. Comparison of actual risk indications to established levels of tolerance are performed regularly. Results of these comparisons are reviewed with the Chief Executive Officer and others within senior management, and are periodically reported to our Board of Directors.

Overview of Reinsurance

Reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance or reinsurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks or classes of risks, and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks. Reinsurance, however, does not discharge the ceding company from its liability to policyholders. Rather, reinsurance serves to indemnify a ceding company for losses payable by the ceding company to its policyholders or cedants.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. With treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and are largely dependent on the individual underwriting decisions made by the ceding company. Accordingly, reinsurers will carefully evaluate the ceding company’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.

With facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance or reinsurance contract. Facultative reinsurance is negotiated separately for each contract that is reinsured and normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

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

Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that influence insurers to purchase reinsurance: to reduce net liability on individual risks or classes of risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.

Lines of Business

Our reinsurance operations primarily consist of the following lines of business:

•	Casualty. Our casualty business includes a broad range of specialty casualty products, including professional liability, directors’ and officers’ liability, workers’ compensation and accident and health, as well as general casualty products, including general liability, and automobile liability and personal accident coverages written on both a treaty proportional and excess of loss basis as well as on a facultative basis.

•	Property. Our property business includes reinsurance coverage to insurers for property damage or business interruption losses covered in industrial and commercial property and homeowners’ policies. This business is written on a treaty proportional and excess of loss basis. Outside the U.S., we also write property reinsurance on a facultative basis. Our most significant exposure is typically to losses from windstorms and earthquakes, although we are also exposed to losses from events as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. Our property reinsurance treaties generally exclude certain risks such as losses resulting from acts of war, nuclear, biological and chemical contamination, radiation and environmental pollution.

•	Marine and Aerospace. We provide reinsurance protection for marine hull, cargo, transit and offshore oil and gas operations on a proportional and non-proportional basis. We also provide specialized reinsurance protection in airline, general aviation and space insurance business, primarily on a non-proportional basis.

•	Surety and Credit. Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers, while our surety lines relate primarily to bonds and other forms of security written by specialized surety insurers.

Our insurance operations primarily consist of the following lines of business:

•	Medical Professional Liability. Our medical professional liability business primarily provides coverage for group and individual physicians and small and medium-sized hospital accounts.

•	Professional Liability. Our professional liability business primarily consists of coverages for architects and engineers, directors’ and officers’ liability, fiduciary, media professional and environmental consultants.

•	Commercial Automobile and Personal Automobile. Our specialty commercial automobile book of business consists primarily of off-duty liability for truckers as well as liability coverages for loggers, transporters, and West Coast regional waste haulers. Our private passenger automobile book of business is focused in California.

•	Specialty Liability. Our specialty liability business primarily focuses on casualty risks in the excess and surplus markets. Our target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, miscellaneous general liability and other niche markets. We also provide occupational benefit and liability coverages targeted to federally recognized tribes.

•	Property and Package. Our property and package business is primarily focused on agriculture, offshore energy, and risks of restaurant franchisees, written throughout the United States.

The following table sets forth our gross premiums written, by line of business, for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
	(In millions)

Property excess of loss	$393.8	17.2%	$351.4	15.4%	$313.9	13.4%
Property proportional	335.7	14.6	319.7	14.0	361.9	15.5
Property facultative	18.2	0.8	21.8	0.9	16.9	0.7

Property reinsurance	747.7	32.6	692.9	30.3	692.7	29.6

Casualty excess of loss	231.0	10.1	255.0	11.2	316.7	13.6
Casualty proportional	236.9	10.3	290.0	12.7	273.1	11.7
Casualty facultative	72.0	3.1	82.0	3.6	94.1	4.0

Casualty reinsurance	539.9	23.5	627.0	27.5	683.9	29.3

Marine and aerospace	123.9	5.4	128.7	5.6	144.4	6.2
Surety and credit	90.7	4.0	97.3	4.3	101.9	4.4
Other	—	—	—	—	0.7	—

Total reinsurance	1,502.2	65.5	1,545.9	67.7	1,623.6	69.5

Professional liability	130.9	5.7	139.3	6.1	131.0	5.6
Medical professional liability	113.9	4.9	130.2	5.7	152.8	6.6
Specialty liability	90.9	3.9	90.4	4.0	81.8	3.5
Property and package	111.5	4.9	68.4	3.0	30.7	1.3
Commercial automobile	68.2	3.0	52.4	2.3	35.6	1.5
Personal automobile	24.3	1.1	51.6	2.3	77.7	3.3

U.S. insurance	539.7	23.5	532.3	23.4	509.6	21.8
Liability lines	248.2	10.8	201.5	8.8	198.9	8.5
Other lines	4.4	0.2	3.0	0.1	3.6	0.2

Total insurance	792.3	34.5	736.8	32.3	712.1	30.5

Total gross premiums written	$2,294.5	100.0%	$2,282.7	100.0%	$2,335.7	100.0%

For the year ended December 31, 2008, total reinsurance gross premiums written were $1,502.2 million, or 65.5% of our gross premiums written, and the remaining $792.3 million, or 34.5%, was insurance business. Our insurance premiums include our U.S. Insurance division and business written by Newline, which is part of our London Market division. Treaty reinsurance represents 61.6% of our total gross premiums written and 94.0% of our total reinsurance gross premiums written. Facultative reinsurance is 3.9% of our gross premiums written and 6.0% of our total reinsurance business. During 2008, 46.1% of our total reinsurance gross premiums written was proportional and 53.9% was excess of loss.

We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. For the year ended December 31, 2008, $305.6 million, or 13.3%, of our gross premiums written were derived from property catastrophe excess of loss reinsurance. We also write property business, which has exposure to catastrophes, on a proportional basis, in all divisions.

Treaty casualty business accounted for $467.9 million, or 20.4%, of gross premiums written for the year ended December 31, 2008, of which 50.6% was written on a proportional basis and 49.4% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, workers’ compensation and accident and health, as well as general casualty products, including general liability and automobile liability. Treaty property business represented $729.5 million, or 31.8%, of gross premiums written for the year ended December 31, 2008, primarily consisting of commercial property and homeowners’ coverage, of which 46.0% was written on a proportional basis and 54.0% was written on an excess of loss basis. Marine and aerospace business accounted for $123.9 million, or 5.4%, of gross premiums written for the year ended December 31, 2008, of which 32.4% was written on an excess of loss basis and 67.6% on a proportional basis. Surety, credit and other reinsurance lines accounted for 3.9% of gross premiums written in 2008.

Facultative reinsurance accounted for $90.2 million, or 3.9%, of gross premiums written for the year ended December 31, 2008, all of which was derived from the Americas division. With respect to facultative business in the United States, we write only casualty lines of business, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial automobile lines; with respect to facultative business in Latin America, we write primarily property lines of business.

Since 2006, when pricing for the reinsurance market globally began to soften, we have deemphasized our casualty book (evidenced by the 21.1% decrease in gross premiums written), while expanding our property book (with a 7.9% increase in gross premiums written for the same time frame). This change in business mix was derived to maintain adequate pricing on our overall book of business.

We operate in the London insurance market through Newline, which focuses on casualty insurance, including at Lloyd’s through our wholly owned syndicate, Newline Syndicate 1218. Our Lloyd’s membership provides strong brand recognition, extensive broker and distribution channels, and worldwide licensing, and augments our ability to write insurance business on an excess and surplus lines basis in the United States. Growth in gross premiums written since 2006 at Newline stems mainly from an increased focus on medical professional liability business and expansion in motor business, which first commenced in 2007.

We provide insurance products through our U.S. Insurance division. This business is comprised of specialty insurance business underwritten on both an admitted (licensed to write insurance in a particular state) and non-admitted (approved but not licensed to write insurance in a particular state) basis. Business is generated through national and regional agencies and brokers, as well as through program administrators. Each program administrator has strictly defined limitations on lines of business, premium capacity and policy limits. Many program administrators have limited geographic scope and all are limited regarding the type of business they may accept on our behalf.

In general, we target specific classes of business depending on the market conditions prevailing at any given point in time. We actively seek to grow our participation in classes experiencing improvements, and reduce or eliminate participation in those classes suffering from intense competition or poor fundamentals. Consequently, the classes of business for which we provide reinsurance are diverse in nature and the product mix within the reinsurance and insurance portfolios may change over time. From time to time, we may consider opportunistic expansion or entry into new classes of business or ventures, either through organic growth or the acquisition of other companies or books of business.

Divisions

Our business is organized across four operating divisions: the Americas, EuroAsia, London Market, and U.S. Insurance divisions. The table below illustrates gross premiums written, by division, for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
	(In millions)

Americas	$776.4	33.8%	$834.9	36.6%	$924.2	39.6%
EuroAsia	596.7	26.0	565.6	24.8	561.2	24.0
London Market	381.7	16.7	349.9	15.3	340.7	14.6
U.S. Insurance	539.7	23.5	532.3	23.3	509.6	21.8

Total gross premiums written	$2,294.5	100.0%	$2,282.7	100.0%	$2,335.7	100.0%

Our commitment to disciplined underwriting is evidenced by (i) the decline in gross premiums written since 2006 (16.0%) in our largest division, the Americas, which has experienced significant market softening over the past two years, and (ii) modest but carefully cultivated growth in gross premiums written in our other divisions, in targeted markets ripe for expansion.

Americas Division

The Americas is our largest division, accounting for $776.4 million, or 33.8%, of our gross premiums written for the year ended December 31, 2008. The Americas division is organized into three major units: the United States, Latin America and Canada. The Americas division writes treaty casualty and property reinsurance and facultative casualty reinsurance in the United States and Canada. In Latin America, we write treaty and facultative property reinsurance along with other predominantly short-tail lines. The Americas division operates through five offices: Stamford, New York City, Mexico City, Miami and Toronto, and as of December 31, 2008 had 313 employees. The Americas division’s principal client base includes small to medium-sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies. The Americas division operates primarily as a broker market reinsurer. The top five brokers, Guy Carpenter & Co. Inc., Aon Benfield, Willis Re Group Holdings, Ltd., Towers Perrin Reinsurance and TigerRisk Partners generated 72.6% of the division’s gross premiums written. The Americas division primarily underwrites business in the U.S. dollar and the Canadian dollar.

The following table displays gross premiums written by each of the units within the Americas division for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
	(In millions)

United States	$579.0	74.6%	$650.6	77.9%	$756.4	81.8%
Latin America	158.1	20.3	141.4	16.9	134.9	14.6
Canada	40.3	5.2	43.3	5.2	32.0	3.5
Other	(1.0)	(0.1)	(0.4)	—	0.9	0.1

Total gross premiums written	$776.4	100.0%	$834.9	100.0%	$924.2	100.0%

The following table displays gross premiums written for the Americas division, by type of business, for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
			(In millions)

Property excess of loss	$144.3	18.6%	$125.1	15.0%	$122.7	13.3%
Property proportional	132.4	17.0	123.3	14.8	158.1	17.1
Property facultative	17.9	2.3	19.5	2.3	13.7	1.5

Property reinsurance	294.6	37.9	267.9	32.1	294.5	31.9

Casualty excess of loss	150.5	19.4	181.5	21.7	231.1	25.0
Casualty proportional	186.6	24.0	232.5	27.9	221.2	23.9
Casualty facultative	72.0	9.3	82.0	9.8	94.1	10.2

Casualty reinsurance	409.1	52.7	496.0	59.4	546.4	59.1

Marine, aviation and space	27.6	3.6	25.4	3.0	36.2	3.9
Surety and credit	45.1	5.8	45.6	5.5	46.4	5.0
Other lines	—	—	—	—	0.7	0.1

Total gross premiums written	$776.4	100.0%	$834.9	100.0%	$924.2	100.0%

The United States unit provides treaty reinsurance of virtually all classes of non-life insurance. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine, aviation and space, accident and health, and surety lines. Facultative casualty reinsurance is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial automobile. The United States unit operates out of offices in Stamford and New York City. The following table displays gross premiums written, by business segment, for the United States for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
	(In millions)

Specialty casualty	$221.6	38.3%	$295.4	45.4%	$320.9	42.4%
Property	172.4	29.8	148.1	22.8	192.3	25.4
Facultative	72.0	12.4	82.0	12.6	94.1	12.4
General casualty	64.9	11.2	74.6	11.5	89.0	11.8
Surety	32.4	5.6	36.4	5.6	39.3	5.2
Marine	18.8	3.2	18.3	2.8	25.2	3.3
Other	(3.1)	(0.5)	(4.2)	(0.7)	(4.4)	(0.5)

Total gross premiums written	$579.0	100.0%	$650.6	100.0%	$756.4	100.0%

The decline in our casualty business reflects an increase in competitive market conditions and the non-renewal of certain business that did not meet our underwriting criteria.

The Latin America unit writes primarily treaty and facultative business throughout Latin America and the Caribbean. The business is predominantly property in nature, but also includes automobile, marine and other lines. The Latin America unit has offices in Mexico City and Miami. The Canadian unit, which is based in Toronto, writes primarily property reinsurance and also underwrites casualty, crop and surety business, all on a treaty basis.

EuroAsia Division

The EuroAsia division accounted for $596.7 million, or 26.0%, of our gross premiums written for the year ended December 31, 2008. The division primarily writes property business. The EuroAsia division operates out of four offices, with principal offices in Paris and Singapore and satellite offices in Stockholm and Tokyo, and as of December 31, 2008 had 89 employees. Business is produced primarily (69.1%) through a strong network of global and regional brokers, with the remaining 30.9% of the business written directly with ceding companies. Our top five brokers for the EuroAsia division in 2008, Aon Benfield, Guy Carpenter & Co. Inc., Willis Re Group Holdings, Ltd., Protection Reinsurance Intermediaries, and Assistance Courtage d’Assurance et de Reassurance, generated 53.9% of the division’s gross premiums written in 2008. The EuroAsia division primarily underwrites business in the Euro, the U.S. dollar and the Japanese yen.

The Paris branch office is the headquarters of the EuroAsia division and the underwriting center responsible for Europe, the Middle East and Africa, with an office in Stockholm, Sweden, covering the Nordic countries and Russia. The Paris branch writes primarily property, motor, credit and bond, accident and health, marine and aerospace and liability business. The Asia Pacific Rim unit, headquartered in Singapore with an office in Tokyo, writes reinsurance on a treaty basis. The primary lines of business offered in the Asia Pacific Rim unit include property, marine, motor, accident and health, credit and bond coverages, and liability business.

During 2008, Europe represented 68.8% of gross premiums written, while Asia represented 17.3% and the Middle East, Africa and the Americas comprised the remaining 13.9%.

The following table displays gross premiums written for the EuroAsia division, by type of coverage, for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
			(In millions)

Property	$383.0	64.3%	$348.1	61.5%	$341.0	60.8%
Motor	80.7	13.5	79.6	14.1	85.0	15.1
Surety and credit	45.5	7.6	51.6	9.1	55.5	9.9
Marine	37.6	6.3	36.4	6.4	33.3	5.9
Liability	30.1	5.0	28.0	5.0	23.5	4.2
Aerospace	11.5	1.9	11.8	2.1	12.6	2.3
Accident and health	8.3	1.4	10.1	1.8	10.3	1.8

Total gross premiums written	$596.7	100.0%	$565.6	100.0%	$561.2	100.0%

The property business, including the property component of motor business, in EuroAsia is 52.0% proportional and 48.0% excess of loss. Per risk coverages account for 51.2% of the property business, while 30.9% relates to catastrophe coverage.

The following table displays gross premiums written for the EuroAsia division, by type of business, for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
	(In millions)

Property excess of loss	$187.5	31.4%	$160.0	28.3%	$143.7	25.6%
Property proportional	201.9	33.8	195.3	34.5	203.8	36.3
Property facultative	0.2	0.1	2.2	0.4	3.2	0.6

Property	389.6	65.3	357.5	63.2	350.7	62.5

Casualty excess of loss	75.6	12.7	66.8	11.8	70.4	12.5
Casualty proportional	36.9	6.2	41.5	7.3	38.7	6.9

Casualty	112.5	18.9	108.3	19.1	109.1	19.4

Marine and aerospace	49.1	8.2	48.1	8.5	45.9	8.2
Surety and credit	45.5	7.6	51.7	9.2	55.5	9.9

Total gross premiums written	$596.7	100.0%	$565.6	100.0%	$561.2	100.0%

The property and casualty components of motor business have been included in the property and casualty amounts in the above table.

London Market Division

The London Market division accounted for $381.7 million, or 16.7%, of our gross written premiums for the year ended December 31, 2008. The London Market division operates through the Newline Syndicate (1218) at Lloyd’s, Newline Insurance Company Limited and the London branch of Odyssey America, and as of December 31, 2008 had 87 employees. Newline’s business focus is international casualty, motor insurance and facultative reinsurance while the London branch writes worldwide treaty reinsurance. Our underwriting platforms are run by an integrated management team with a common business approach. Business is distributed through a diverse group of brokers, with the top five brokers, Aon Benfield, Heath Lambert Ltd, Marsh Inc., Willis Re Group Holdings Ltd., and Lockton Companies International Ltd., representing 70.6% of gross premiums written. The London Market division primarily underwrites business in the British pound, the U.S. dollar and the Euro.

For the year ended December 31, 2008, the London branch had gross premiums written of $129.1 million, or 33.8% of the total London Market division. The London branch writes worldwide treaty reinsurance through three business units: property, marine and aerospace, and international casualty. The property unit (comprising mainly retrocessional and catastrophe excess of loss business) represents 49.2% of the total gross premiums written for the year ended December 31, 2008. Geographically, 87.4% of the branch business is located in the United Kingdom, Western Europe and the United States.

For the year ended December 31, 2008, Newline had gross premiums written of $252.6 million, or 66.2% of the total London Market division. Newline writes international casualty and motor insurance and facultative reinsurance in seven sectors: professional indemnity, directors’ and officers’ liability, commercial crime and bankers’ blanket bond, motor, satellite, medical professional liability and public and products liability. Newline’s target market is generally small to medium-sized accounts, which could be either private or public companies. The United Kingdom, Australia and Western Europe represent 74.1% of Newline’s business.

The following table displays gross premiums written for the London Market division, by type of business, for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
			(In millions)

Property excess of loss	$62.1	16.3%	$66.3	19.0%	$47.5	13.9%
Property proportional	1.4	0.3	1.1	0.3	—	—

Property reinsurance	63.5	16.6	67.4	19.3	47.5	13.9

Casualty excess of loss	4.9	1.3	6.8	1.9	15.2	4.5
Casualty proportional	13.5	3.5	16.0	4.6	13.2	3.9

Casualty reinsurance	18.4	4.8	22.8	6.5	28.4	8.4

Marine and aerospace	47.2	12.4	55.1	15.7	62.3	18.3

Total reinsurance	129.1	33.8	145.3	41.5	138.2	40.6

Liability lines	248.2	65.0	201.5	57.6	198.9	58.4
Other	4.4	1.2	3.1	0.9	3.6	1.0

Total insurance	252.6	66.2	204.6	58.5	202.5	59.4

Total gross premiums written	$381.7	100.0%	$349.9	100.0%	$340.7	100.0%

Growth in gross premiums written since 2006 at Newline stems mainly from expansion in motor business, which first commenced in 2007, and increased focus on medical professional liability business.

U.S. Insurance Division

Operating under the name “Hudson Insurance Group,” a registered trademark of the Company, the U.S. Insurance division provides underwriting capacity on an admitted and non-admitted (surplus lines) basis to specialty insurance markets nationwide. The U.S. Insurance division generated $539.7 million, or 23.5%, of our gross premiums written for the year ended December 31, 2008. The U.S. Insurance division operates principally from offices in New York, Chicago, Napa and Overland Park, Kansas, and as of December 31, 2008 had 209 employees.

Our medical professional liability business provides coverages principally to small and medium-sized hospitals, physicians and physician groups, and is primarily focused on 15 states throughout the United States. Medical professional liability coverage is offered exclusively on a claims-made basis (covering all claims reported to the insured during the policy period regardless of when the underlying loss occurred) and is primarily written on a surplus lines (non-admitted) basis to provide rate and form flexibility.

We are approved by the Risk Management Agency of the U.S. Department of Agriculture to participate in the federally-sponsored multi-peril crop insurance program made available to farmers throughout the United States. In addition, we also underwrite related insurance products, including crop hail. Crop-related gross premiums written for 2008 were $62.3 million and are included in the property and package line of business. During 2008, we acquired certain assets and liabilities from our crop business general agent, in order to reduce operating costs and to gain better access to the subproducing agents who maintain direct access to the policyholders.

We underwrite primary and excess directors’ and officers’ liability insurance, principally for small and mid-cap publicly-traded companies. Coverage is written on both an admitted and a surplus lines basis, with distribution primarily through regional brokers.

Other lines of business written through our employed specialty lines underwriters in 2008 include offshore marine and energy, personal umbrella and comprehensive personal liability insurance products.

In addition, the U.S. Insurance division provides primary insurance coverage for a variety of risks, including private passenger automobile, commercial automobile, specialty liability and other niche markets. We manage a limited number of active program administrator relationships, with a majority of this business concentrated in our top ten relationships. We look to do business with organizations that have a long and well-documented track record in their area of expertise. Strong monitoring processes are in place and our program administrators are incentivized to produce profitable insurance business rather than to merely generate volume.

The following table displays gross premiums written for the U.S. Insurance division, by type of business, for each of the three years in the period ended December 31, 2008:

	Years Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%
			(In millions)

Professional liability	$130.9	24.3%	$139.3	26.2%	$131.0	25.7%
Medical professional liability	113.9	21.1	130.2	24.4	152.8	30.0
Specialty liability	90.9	16.8	90.3	17.0	81.8	16.1
Property and package	111.5	20.7	68.5	12.9	30.7	6.0
Commercial automobile	68.2	12.6	52.4	9.8	35.6	7.0
Personal automobile	24.3	4.5	51.6	9.7	77.7	15.2

Total gross premiums written	$539.7	100.0%	$532.3	100.0%	$509.6	100.0%

Contributing to the growth in gross premiums written for the property and package business was the addition of new lines of business, including crop and offshore energy in 2007. Commercial auto gross premiums written increased due to the addition of logging and transportation programs to the commercial auto line of business in 2008, while our personal automobile gross premiums written declined primarily due to market conditions, which has resulted in the non-renewal of several programs. The declines in our medical professional liability business reflect the more competitive market conditions, as well as certain client groups retaining more exposure or self-insuring their own programs.

Retention Levels and Retrocession Arrangements

Under our underwriting guidelines, we impose maximum retentions on a per risk basis. We believe that the levels of gross capacity per property risk that are in place are sufficient to achieve our objectives in our marketplace. The following table illustrates the gross capacity, cession (reinsurance or retrocession) and net retention generally applicable under our underwriting guidelines, as of December 31, 2008. Larger limits may occasionally be written subject to the approval of senior management.

	Gross	Retrocession/	Net
	Capacity	Reinsurance	Retention
	(In millions)

Treaty
Property	$15.0	$—	$15.0
Casualty	7.5	—	7.5
Facultative
Property	10.0	8.0	2.0
Casualty	5.0	2.0	3.0
Insurance
Medical professional liability	11.0	10.3	0.7
Other casualty	10.0	7.0	3.0
Property	10.0	8.0	2.0
Newline	22.5	18.7	3.8

We are subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against this risk we buy catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical coverages and the cost vary from year to year. Since 2006, we chose not to purchase non-proportional reinsurance for our core U.S. property account other than limited and/or partial covers. In 2008, we have purchased some non-U.S. catastrophe excess of loss protection as well as some additional specific protections for our facultative property account in Latin America.

When we enter into retrocessional agreements, we cede to reinsurers a portion of our risks and pay premiums based upon the risk and exposure of the policies subject to the reinsurance. Although the reinsurer is liable to us for the reinsurance ceded, we retain the ultimate liability in the event the reinsurer is unable to meet its obligation at some later date. Our objective is to purchase reinsurance from reinsurers rated “A−” or better by Standard & Poor’s Insurance Rating Services (“Standard & Poor’s”) or A.M. Best Company, Inc. (“A.M. Best”). Reinsurers with a lower rating will be considered if reinsurance security is collateralized or with senior management approval.

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

Our ten largest reinsurers represent 45.8% of our total reinsurance recoverables as of December 31, 2008. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $21.6 million of reinsurance recoverables as of December 31, 2008, and with the average balance per reinsurer less than $3.0 million.

The following table shows the total amount which is recoverable from each of our ten largest reinsurers for paid and unpaid losses as of December 31, 2008, the amount of collateral held, and each reinsurer’s A.M. Best rating (in millions):

	Reinsurance	Percent of		A.M. Best
Reinsurer	Recoverable	Total	Collateral	Rating

Lloyd’s of London	$74.2	9.6%	$—	A
Federal Crop Insurance	47.9	6.2	—	NR
Underwriters Reinsurance Company (Barbados)	46.5	6.0	46.5	NR
Swiss Reinsurance America Corporation	37.6	4.9	—	A+
D.E. Shaw Re Bermuda Ltd.	27.3	3.5	31.9	NR
Swiss Re UK Ltd.	24.9	3.2	—	NR
Federal Insurance Company	24.6	3.2	—	A++
Ace Property & Casualty Insurance	24.2	3.1	—	A+
Transatlantic Reinsurance Company	23.6	3.1	—	A
Arch Reinsurance Company	23.1	3.0	18.2	A

Sub-total	353.9	45.8	96.6
All Other	419.3	54.2	129.1

Total	$773.2	100.0%	$225.7

For additional information on our retrocession agreements, please refer to Notes 11 and 12 to the consolidated financial statements included in this Annual Report on Form 10-K.

Claims

Reinsurance claims are managed by our professional claims staff, whose responsibilities include the review of initial loss reports from ceding companies, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves, and payment of claims. Our claims staff recognizes that fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to clients and enhances our reputation. In addition to claims assessment, processing and payment, our claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which we believe benefits all parties to the reinsurance arrangement. Claims audits are conducted in the ordinary course of business. In certain instances, a claims audit may be performed prior to assuming reinsurance business.

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

For insurance claims relating to some London Market division insurance business and professional liability business written by the U.S. Insurance division, we employ a professional claims staff to confirm coverage, investigate and administer all other aspects of the adjusting process from inception to the final resolution. Other insurance claims are generally handled by third party administrators, typically specialists in a defined business, who have limited authority and are subject to continuous oversight and review by our internal professional claims staff.

Reserves for Unpaid Losses and Loss Adjustment Expenses

We establish reserves to recognize our insurance and reinsurance obligations for unpaid losses and loss adjustment expenses (“LAE”), which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events that have occurred on or before the balance sheet date, including events which have not yet been reported to us. Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured to us or to the ceding company, the reporting of the loss by the ceding company to the reinsurer, the ceding company’s payment of that loss and subsequent payments to the ceding company by the reinsurer.

We rely on initial and subsequent claim reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimate of losses and LAE. The types of information we receive from ceding companies generally vary by the type of contract. Proportional contracts are generally reported on at least a quarterly basis, providing premium and loss activity as estimated by the ceding company. Our experienced accounting staff has the primary responsibility for managing the handling of information received on these types of contracts. Our claims staff may also assist in the analysis, depending on the size or type of individual loss reported on proportional contracts. Reporting for facultative, treaty excess of loss and insurance contracts includes detailed individual claim information, including the description of injury, confirmation of liability by the cedant or claims adjuster, and the cedant’s or claims adjuster’s current estimate of liability. Our experienced claims staff has the responsibility for managing and analyzing the individual claim information. Based on the claims staff’s evaluation of a cedant’s reported claim, we may choose to establish additional case reserves over that reported by the ceding company. Due to potential differences in ceding company reserving and reporting practices, our accounting, claims and internal audit departments perform reviews on ceding carriers to ensure that their underwriting and claims procedures meet our standards.

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

Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events that may or may not occur in the future, thereby affecting assumptions of claim frequency and severity. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The eventual outcome of these events may be different from the assumptions underlying our reserve estimates. In the event that loss trends diverge from expected trends, we adjust our reserves to reflect the actual emergence which is known during the period. On a quarterly basis, we compare actual loss emergence in the quarter and cumulatively since the implementation of the last reserve review to the expectation of reported loss for the period. Variation in actual loss emergence from expectations may result in a change in loss and LAE reserve. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. Changes in expected claim payment rates, which represent one component of loss and LAE emergence, may also impact our liquidity and capital resources, as discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The reserving process is complex and the inherent uncertainties of estimating reserves for unpaid losses and LAE are significant, due primarily to the longer-term nature of most reinsurance business, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies. As a result, actual losses and LAE may deviate, perhaps substantially, from estimates of reserves reflected in our consolidated financial statements. During the loss settlement period, which can be many years in duration, additional facts regarding individual claims and trends usually become known. As these become apparent, it usually becomes necessary to refine and adjust the reserves upward or downward, and even then, the ultimate net liability may be less than or greater than the revised estimates.

We have exposure to asbestos, environmental pollution and other latent injury damage claims on contracts written prior to 1986. Included in our reserves are amounts related to asbestos-related illnesses and environmental impairment, which, net of related reinsurance recoverables, totaled $260.3 million and $256.9 million as of December 31, 2008 and 2007, respectively. The majority of our asbestos and environmental related liabilities arise from contracts written by Clearwater before 1986 that were underwritten as standard general liability coverages where the contracts contained terms which, for us and the industry overall, have been interpreted by the courts to provide coverage for asbestos and environmental exposures not contemplated by the original pricing or reserving of the covers. Our estimate of our ultimate liability for these exposures includes case basis reserves and a provision for liabilities incurred but not yet reported. Case basis reserves are a combination of reserves reported to us by ceding companies and additional case reserves determined by our dedicated asbestos and environmental claims unit. We rely on an annual analysis of Company and industry loss emergence trends to estimate the loss and LAE reserve for this exposure, including projections based on historical loss emergence and loss completion factors supplied from other company and industry sources, with monitoring of emerging experience on a quarterly basis.

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

We believe these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-asbestos and non-environmental exposures. See Note 10 to the consolidated financial statements for additional historical information on unpaid losses and LAE for these exposures.

In the event that loss trends diverge from expected trends, we may have to adjust our reserves for unpaid losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. Management believes that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at December 31, 2008. Due to the uncertainty involving estimates of ultimate loss and LAE, management does not attempt to produce a range around its best estimate of unpaid losses and LAE.

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

The “Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table” that follows presents the development of balance sheet net loss and LAE reserves for calendar years 1998 through 2008. The upper half of the table shows the cumulative amounts paid, net of reinsurance, during successive years related to the opening reserve. For example, with respect to the reserves for unpaid losses and LAE of $1,988 million as of December 31, 1998, by the end of 2008, $2,164 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,988 million was re-estimated to be $2,810 million as of December 31, 2008. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the cumulative deficiency of $822 million, which has been reflected in our consolidated financial statements as of December 31, 2008, related to December 31, 1998 reserves for unpaid losses and LAE of $1,988 million, represents the cumulative amount by which net reserves for 1998 have developed unfavorably from 1999 through 2008.

Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2001 for $150,000 was first reserved in 1998 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1998 through 2000 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table
Presented Net of Reinsurance With Supplemental Gross Data

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(In millions)

Reserves for unpaid losses and LAE	$1,988	$1,831	$1,667	$1,674	$1,864	$2,372	$3,172	$3,911	$4,403	$4,475	$4,560
Paid (cumulative) as of:
One year later	594	609	596	616	602	632	914	787	1,111	1,016
Two years later	1,055	1,042	1,010	985	999	1,213	1,298	1,614	1,808
Three years later	1,353	1,333	1,276	1,296	1,424	1,456	1,835	2,161
Four years later	1,546	1,506	1,553	1,602	1,563	1,898	2,220
Five years later	1,675	1,718	1,802	1,666	1,932	2,206
Six years later	1,828	1,901	1,827	1,968	2,188
Seven years later	1,941	1,904	2,061	2,173
Eight years later	1,896	2,102	2,224
Nine years later	2,045	2,248
Ten years later	2,164
Liability re-estimated as of:
One year later	2,034	1,846	1,690	1,760	1,993	2,561	3,345	4,051	4,444	4,465
Two years later	2,043	1,862	1,787	1,935	2,240	2,828	3,537	4,144	4,481
Three years later	2,044	1,951	2,018	2,194	2,573	3,050	3,736	4,221
Four years later	2,104	2,144	2,280	2,514	2,828	3,294	3,837
Five years later	2,246	2,332	2,581	2,726	3,077	3,414
Six years later	2,345	2,572	2,750	2,973	3,202
Seven years later	2,475	2,702	2,969	3,078
Eight years later	2,571	2,893	3,069
Nine years later	2,735	2,985
Ten years later	2,810
Cumulative redundancy/(deficiency)	$(822)	$(1,154)	$(1,402)	$(1,404)	$(1,338)	$(1,042)	$(665)	$(310)	$(78)	$10

Gross liability — end of year	$2,692	$2,570	$2,566	$2,720	$2,872	$3,400	$4,225	$5,118	$5,142	$5,119	$5,250
Reinsurance recoverables	704	739	899	1,046	1,008	1,028	1,053	1,207	739	644	690

Net liability — end of year	1,988	1,831	1,667	1,674	1,864	2,372	3,172	3,911	4,403	4,475	4,560

Gross re-estimated liability at December 31, 2008	4,028	4,311	4,529	4,693	4,716	4,731	5,095	5,523	5,254	5,145
Re-estimated recoverables at December 31, 2008	1,218	1,326	1,460	1,615	1,514	1,317	1,258	1,302	773	680

Net re-estimated liability at December 31, 2008	2,810	2,985	3,069	3,078	3,202	3,414	3,837	4,221	4,481	4,465

Gross cumulative redundancy/(deficiency)	$(1,336)	$(1,741)	$(1,963)	$(1,973)	$(1,844)	$(1,331)	$(870)	$(405)	$(112)	$(26)

The cumulative redundancy in 2007 reserves for unpaid losses and LAE for the year ended December 31, 2008 was $10 million. The cumulative deficiencies in 2006 and 2005 reserves for unpaid losses and LAE as of December 31, 2008 were $78 million and $310 million, respectively. The cumulative deficiencies in 2006 and 2005 reserves for unpaid losses and LAE as of December 31, 2008 principally resulted from increased reserves for U.S. casualty business, including asbestos and environmental pollution liabilities associated with contracts generally written prior to 1986. These contracts contained terms that, for us and the industry overall, have been interpreted by the courts to provide coverage for exposures that were not contemplated by the original pricing or reserving of the covers. In addition, increased loss estimates for U.S. casualty business written in the late 1990s and early 2000s contributed to the cumulative deficiencies in 2006 and 2005 reserves for unpaid losses and LAE. The U.S. casualty classes of business include general liability, professional liability and excess workers’ compensation. In recent calendar years, we experienced loss emergence, resulting from a combination of higher claim frequency and severity that was greater than our expectations, which were previously established based on a review of prior years’ loss trends for this business written in the late 1990s and early 2000s. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the competitive conditions in the industry at that time. These competitive conditions resulted in pricing pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Professional liability was impacted by the increase in frequency and severity of claims relating to bankruptcies and other financial and management improprieties in the late 1990s and early 2000s.

We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at December 31, 2008. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results.

The following table is derived from the “Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table” above. It summarizes the effect of re-estimating prior year loss reserves, net of reinsurance, on pre-tax income for the latest ten calendar years through December 31, 2008. Each column represents the calendar year development by each accident year. For example, in calendar year 2008, the impact of re-estimates of prior year loss reserves increased pre-tax income by $10.1 million.

	Development in Calendar Year
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
					(In millions)

Accident Year Contributing to Loss Reserve Development
1998 and Prior	$(45.7)	$(10.2)	$(1.6)	$(60.9)	$(141.5)	$(98.4)	$(130.0)	$(96.0)	$(164.8)	$(75.4)
1999		(5.7)	(15.0)	(28.0)	(51.0)	(89.5)	(110.8)	(33.9)	(26.1)	(16.8)
2000			(6.5)	(9.0)	(38.0)	(74.6)	(59.3)	(39.8)	(27.5)	(7.3)
2001				12.4	56.0	2.5	(19.0)	(42.4)	(29.4)	(5.6)
2002					46.6	12.2	(13.8)	(42.3)	(1.7)	(20.0)
2003						57.8	66.7	32.4	5.2	5.0
2004							93.5	29.6	45.2	19.2
2005								52.5	106.4	23.5
2006									52.2	40.0
2007										47.5

Total Calendar Year Effect on Pre-tax Income Resulting from Reserve Re-estimation	$(45.7)	$(15.9)	$(23.1)	$(85.5)	$(127.9)	$(190.0)	$(172.7)	$(139.9)	$(40.5)	$10.1

The significant increase in reserves on accident years 1998 and prior for calendar year 2008 related principally to increased reserves for asbestos liabilities.

The significant increase in reserves on accident years 1999 through 2002 for recent calendar years related principally to casualty reinsurance written in the United States in the late 1990s and early 2000s. These years experienced a proliferation of claims relating to bankruptcies and corporate improprieties. This resulted in an increase in the frequency and severity of claims in professional liability lines. Additionally, general liability and excess workers’ compensation classes of business in this period reflected increasing competitive conditions. These factors have impacted our ability to estimate losses and LAE for these exposures in recent calendar years.

Improvements in competitive conditions and economic environment beginning in 2001 have resulted in a generally downward trend on re-estimated reserves for accident years 2003 through 2007. Initial loss estimates for these more recent accident years did not fully anticipate the improvements in competitive and economic conditions achieved since the early 2000s.

The following table summarizes our provision for unpaid losses and LAE for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006

Gross unpaid losses and LAE, beginning of year	$5,119.1	$5,142.1	$5,117.7
Less: ceded unpaid losses and LAE, beginning of year	643.5	739.0	1,206.8

Net unpaid losses and LAE, beginning of year	4,475.6	4,403.1	3,910.9

Add: Losses and LAE incurred related to:
Current year	1,518.8	1,367.9	1,344.3
Prior years	(10.1)	40.5	139.9

Total losses and LAE incurred	1,508.7	1,408.4	1,484.2

Less: Paid losses and LAE related to:
Current year	264.8	251.4	251.3
Prior years	1,016.0	1,111.1	787.3

Total paid losses and LAE	1,280.8	1,362.5	1,038.6

Effects of exchange rate changes	(143.2)	26.6	46.6

Net unpaid losses and LAE, end of year	4,560.3	4,475.6	4,403.1
Add: ceded unpaid losses and LAE, end of year	690.2	643.5	739.0

Gross unpaid losses and LAE, end of year	$5,250.5	$5,119.1	$5,142.1

The above amounts reflect tabular reserving for workers’ compensation indemnity reserves that are considered fixed and determinable. We discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2008, 2007 and 2006 was $79.6 million, $89.4 million and $95.1 million, respectively.

Gross and net development for asbestos and environmental reserves on business written prior to 1986 for the last three calendar years are provided in the following table (in millions):

	2008	2007	2006

Asbestos
Gross unpaid losses and LAE, beginning of year	$339.3	$308.7	$274.7
Add: Gross losses and LAE incurred	73.8	86.0	62.4
Less: Gross calendar year paid losses and LAE	52.4	55.4	28.4

Gross unpaid losses and LAE, end of year	$360.7	$339.3	$308.7

Net unpaid losses and LAE, beginning of year	$222.4	$189.0	$119.3
Add: Net losses and LAE incurred	41.0	63.0	27.1
Less: Net calendar year paid losses and LAE	32.9	29.6	(42.6)

Net unpaid losses and LAE, end of year	$230.5	$222.4	$189.0

Environmental
Gross unpaid losses and LAE, beginning of year	$42.0	$35.9	$40.4
Add: Gross losses and LAE incurred	2.6	14.2	(0.6)
Less: Gross calendar year paid losses and LAE	10.4	8.1	3.9

Gross unpaid losses and LAE, end of year	$34.2	$42.0	$35.9

Net unpaid losses and LAE, beginning of year	$34.5	$26.7	$13.5
Add: Net losses and LAE incurred	4.1	14.5	(2.2)
Less: Net calendar year paid losses and LAE	8.8	6.7	(15.4)

Net unpaid losses and LAE, end of year	$29.8	$34.5	$26.7

Net losses and LAE incurred for asbestos claims increased $41.0 million, $63.0 million and $27.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in 2006 net losses and LAE incurred included a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million related to the commutation of this agreement in addition to a net reserve increase of $40.6 million. Also as a result of this commutation, net reserves were increased by $49.9 million and net paid losses were decreased by $63.4 million.

Net losses and LAE incurred for environmental claims increased $4.1 million and $14.5 million for the years ended December 31, 2008 and 2007, respectively, and decreased by $2.2 million for the year ended December 31, 2006. The decrease in 2006 net losses and LAE incurred included a net reserve decrease of $0.3 million, a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement. As a result of this commutation, net reserves were increased by $17.3 million and net paid losses were decreased by $19.2 million.

Our survival ratio for asbestos and environmental-related liabilities as of December 31, 2008 is eight years. Our underlying survival ratio for asbestos-related liabilities is eight years and for environmental-related liabilities is five years. The asbestos and environmental related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, on December 31, 2008, divided by the average paid asbestos and environmental claims for the last three years of $34.2 million, which is net of reinsurance, but prior to amounts subject to cession to the 1995 Stop Loss Agreement (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance and Retrocessions”). Our survival ratios may fluctuate over time due to the variability of large payments and adjustments to liabilities.

Investments

As of December 31, 2008, we held cash and investments totaling $7.9 billion, with a net unrealized gain of $115.6 million, before taxes. Our overall strategy is to maximize the total return of the investment portfolio, while prudently preserving invested capital and providing sufficient liquidity for the payment of claims and other policy obligations.

Our investment guidelines stress prudent investment of capital with an eye on quality while seeking to maximize returns by focusing on market liquidity, diversification of risk and a long-term, value-oriented strategy. We seek to invest in securities that we believe are selling below their intrinsic value, in order to protect capital from loss and generate above-average total returns.

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

As part of our review and monitoring process, we regularly test the impact of a simultaneous substantial reduction in common stock, preferred stock and bond prices on our capital to ensure that capital adequacy will be maintained at all times.

The investment portfolio is structured to provide a high level of liquidity. The table below shows the aggregate amounts of investments in fixed income securities, equity securities, cash and cash equivalents and other invested assets comprising our portfolio of invested assets.

	At December 31,
	2008		2007
	$	% of Total	$	% of Total
		(In millions)

Fixed income securities, available for sale, at fair value	$3,594.3	45.6%	$4,402.3	56.6%
Fixed income securities, held as trading, at fair value	338.2	4.3	243.2	3.1
Redeemable preferred stock, at fair value	0.1	—	1.2	—
Equity securities, at fair value	1,555.1	19.7	885.8	11.4
Equity securities, at equity	141.5	1.8	157.4	2.0
Cash, cash equivalents and short-term investments	1,958.1	24.8	1,381.7	17.8
Other invested assets	222.8	2.8	412.6	5.3
Cash and cash equivalents held as collateral	82.4	1.0	295.2	3.8

Total cash and invested assets	$7,892.5	100.0%	$7,779.4	100.0%

As of December 31, 2008, 81.9% of our fixed income securities are rated “AAA,” as measured by Standard & Poor’s, and an average yield to maturity, based on fair values, of 5.9% before investment expenses. As of December 31, 2008 the duration of our fixed income securities was 10.2 years. Including short-term investments, cash and cash equivalents, the duration was 6.8 years.

Market Sensitive Instruments.  Our investment portfolio includes investments that are subject to changes in market values, such as changes in interest rates. The aggregate hypothetical unrealized loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would result in a decrease in fair value of $356.0 million and $656.5 million, respectively, on a fixed income portfolio valued at $3.9 billion as of December 31, 2008. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

The following table summarizes the fair value of our investments (other than common stocks at equity and other invested assets) at the dates indicated:

	At December 31,
Type of Investment	2008	2007
	(In millions)

United States government, government agencies and authorities	$353.7	$3,057.6
States, municipalities and political subdivisions	2,278.5	179.8
Foreign governments	840.2	1,126.3
All other corporate	121.9	38.6

Total fixed income securities, available for sale	3,594.3	4,402.3
Fixed income securities, held for trading	338.2	243.2
Redeemable preferred stock, at fair value	0.1	1.2
Common stocks, at fair value	1,555.1	885.8
Short-term investments, at fair value	1,202.4	483.7
Cash and cash equivalents	755.7	898.0
Cash and cash equivalents held as collateral	82.4	295.2

Total	$7,528.2	$7,209.4

The following table summarizes the fair value by contractual maturities of our fixed income securities at the dates indicated:

	At December 31,
	2008		2007
	Available	Held for	Available	Held for
	for Sale	Trading	for Sale	Trading
		(In millions)

Due in less than one year	$218.3	$—	$98.9	$—
Due after one through five years	369.3	164.1	1,583.7	34.9
Due after five through ten years	465.4	23.0	1,026.5	101.2
Due after ten years	2,541.3	151.1	1,693.2	107.1

Total	$3,594.3	$338.2	$4,402.3	$243.2

The contractual maturities reflected above may differ from the actual maturities due to the existence of call or put features. As of December 31, 2008 and 2007, approximately 56% and 1% respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. For the years ended December 31, 2008 and 2007, 3% and 4%, respectively, of the fixed income securities shown above had a put feature, which, if exercised at our option, would require the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above, if the call feature or put feature is exercised, the actual maturities will be shorter than the contractual maturities shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be the same as the contractual maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be the same as the contractual maturities shown above if we elect not to exercise our put option, but to hold the securities to their final maturity dates.

In recent years, we purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry in the United States and worldwide, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. Following the start of the financial markets crisis in 2008, we believed that many of our credit default swap instruments had reached or were near their maximum value, as the underlying financial companies to which the swaps were referenced were reporting significant losses and experiencing credit deterioration and/or downgrades. Therefore, we sold credit default swaps with notional amounts of $3.1 billion, which had an original cost of $64.8 million, for proceeds of $576.8 million. The total cost of the remaining credit default swaps in our portfolio was $30.8 million and $94.2 million as of December 31, 2008 and 2007, respectively, and the fair value was $82.8 million and $307.6 million, as of December 31, 2008 and 2007, respectively. The notional amount of the credit default swaps was $1.8 billion and $5.0 billion as of December 31, 2008 and 2007, respectively. The credit default swaps had net realized gains of $350.7 million and $298.3 million and net realized losses of $22.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. We obtain market-derived fair values for our credit default swaps from third-party providers, principally broker-dealers. We assess the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps, where available. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition, the significant gains actually realized on previous sales of such securities notwithstanding. As a result of the appreciation in the fair value of the credit default swaps, the counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of December 31, 2008 was $65.7 million, of which we do not have the right to sell or repledge $19.1 million. We have not exercised our right to sell or repledge the remaining $46.6 million of this collateral.

Quality of Debt Securities in Portfolio.  The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s or Moody’s Investors Service (“Moody’s”), using the higher of these ratings for any security where there is a split rating.

	At December 31,
Rating	2008	2007

AAA/Aaa	81.9%	92.5%
AA/Aa2	7.7	3.5
A/A2	2.0	—
BBB/Baa2	—	0.1
BB/Ba2	0.4	0.4
B/B2	2.6	0.2
CCC/Caa or lower, or not rated	5.4	3.3

Total	100.0%	100.0%

As of December 31, 2008, 8.4% of our fixed income securities were rated BB/Ba2 or lower, compared to 3.9% as of December 31, 2007.

During the fourth quarter of 2008, in response to the significant decrease in yields on new U.S. government bond issues, we sold the majority of our U.S. government bond portfolio, realizing $201.6 million in gains. The proceeds from these sales were mainly reinvested in tax preferenced obligations of various states, municipalities and political subdivisions, most of which are backed by financial guaranty insurance policies, enabling us to maintain our requirement for high quality in our investment portfolio. Common stocks and other securities of various U.S. and foreign entities were also purchased.

Ratings

The Company and its subsidiaries are assigned financial strength (insurance) and credit ratings from internationally recognized rating agencies, which include A.M. Best, Standard & Poor’s and Moody’s. Financial strength ratings represent the opinions of the rating agencies of the financial strength of a company and its capacity to meet the obligations of insurance and reinsurance contracts. The rating agencies consider many factors in determining the financial strength rating of an insurance or reinsurance company, including the relative level of shareholders’ equity or statutory surplus necessary to support the business operations of the company.

These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers and insurers. The financial strength ratings of our principal operating subsidiaries are as follows:

Standard &
	A.M. Best	Poor’s	Moody’s

Odyssey America	“A” (Excellent)	“A-” (Strong)	“A3” (Good)
Hudson	“A” (Excellent)	Not Rated	Not Rated
Hudson Specialty	“A” (Excellent)	“A-” (Strong)	Not Rated

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

The reinsurance broker market consists of several significant national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the consolidated financial statements. Our five largest reinsurance brokers accounted for an aggregate of 63.0% of our reinsurance gross premiums written in 2008.

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

The following table shows our gross premiums written, by distribution source, for the year ended December 31, 2008 (in millions):

	For the Year Ended
	December 31, 2008
	$	%

Aon Benfield	$438.3	19.1%
Guy Carpenter & Company	275.6	12.0
Willis Re Group	173.5	7.6
Towers Perrin Reinsurance	37.9	1.7
Collins Associates Inc.	21.7	0.9
Other brokers	340.6	14.8

Total brokers	1,287.6	56.1
Direct	214.6	9.4

Total reinsurance	1,502.2	65.5
U.S. Insurance	539.7	23.5
Newline and NICL	252.6	11.0

Total	$2,294.5	100.0%

Competition

The global reinsurance and insurance business is highly competitive and cyclical by product and market, resulting in fluctuations in overall financial results. Competition in the types of reinsurance and insurance business that OdysseyRe underwrites is based on many factors, including supply of capital and underwriting capacity and demand for reinsurance and insurance, the perceived overall financial strength of the reinsurer or insurer, (A.M. Best, Standard & Poor’s and Moody’s ratings) the jurisdictions where the reinsurer or insurer is licensed, accredited or authorized, capacity and coverages offered, premiums charged, specific terms and conditions offered, services offered, speed of claims payment, and reputation and experience in lines of business underwritten. These competitive factors are generally not consistent across lines of business, domestic and international geographical areas and distribution channels.

OdysseyRe’s competitors include independent reinsurance and insurance companies, subsidiaries or affiliates of established worldwide insurance companies, reinsurance departments of certain primary insurance companies, and domestic and European underwriting syndicates. United States insurance companies that are licensed to underwrite insurance are also licensed to underwrite reinsurance, making the commercial access into the reinsurance business relatively uncomplicated. In addition, Bermuda reinsurers that initially specialized in catastrophe reinsurance are now broadening their product offerings, and the potential for securitization of reinsurance insurance risks through capital markets provides additional sources of potential reinsurance and insurance capacity and competition.

The poor financial results associated with the competitive marketplace of the late 1990s led to improving pricing trends starting in 2001 and continuing through 2004 for nearly all classes of business. Casualty classes, while still providing adequate returns, saw more challenging market conditions in 2005 and continued to remain under competitive pressure through 2008. Property catastrophe rates rose meaningfully in 2006 and into 2007 in the wake of hurricanes Katrina, Rita and Wilma. Since the second quarter of 2007, through 2008, property rates have been declining.

With the constrained capital positions of many industry participants due to the financial crisis as well as increased property catastrophe loss activity in 2008, we anticipate property catastrophe rates to increase and casualty rates to stabilize in 2009. The competitive landscape is still evolving and the depth and breadth of the market changes for 2009 remain uncertain.

Employees

As of December 31, 2008, we had 698 employees. We believe our relationship with our employees is satisfactory.

Regulatory Matters

We are subject to regulation under the insurance statutes, including insurance holding company statutes, of various jurisdictions, including Connecticut, the domiciliary state of Odyssey America; Delaware, the domiciliary state of Clearwater, Hudson and Clearwater Select; New York, the domiciliary state of Hudson Specialty; California, where Hudson is deemed to be “commercially domiciled”; and the United Kingdom, the domiciliary jurisdiction of Newline. Newline is also subject to regulation by the Society and Council of Lloyd’s. In addition, we are subject to regulation by the insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business.

Regulation of Reinsurers and Insurers

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

Under the Connecticut, Delaware, New York and California Insurance laws and regulations, no person, corporation or other entity may acquire control of us or our operating subsidiaries unless such person, corporation or entity has obtained the prior approval of the applicable state or states for the acquisition. For the purposes of the state insurance holding company laws and regulations, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of that company. To obtain the approval of any acquisition of control, any prospective acquirer must file an application with the relevant insurance commissioner(s). This application requires the acquirer to disclose its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and any other related matters.

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

The requirements under the Connecticut, Delaware, New York and California insurance laws and the United Kingdom Financial Services Authority’s rules (and other applicable states and foreign jurisdictions), and the rules of the Council of Lloyd’s, may deter, delay or prevent certain transactions affecting the control or ownership of our common shares, including transactions that could be advantageous to our shareholders.

Dividends

Because our operations are conducted primarily at the subsidiary level, we are dependent upon dividends from our subsidiaries to meet our debt and other obligations and to declare and pay dividends on our common shares in the future should our Board of Directors decide to do so. The payment of dividends to us by our operating subsidiaries is subject to limitations imposed by law in Connecticut, Delaware, New York, California and the United Kingdom.

Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized investment gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the insurance commissioner has approved the payment within the 30-day period. Under the Connecticut insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12-month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware and California insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend, the amount of which, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized investment gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America during the year ending December 31, 2009 without requiring prior approval of regulatory authorities is $544.8 million.

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

Risk-Based Capital Requirements

The National Association of Insurance Commissioners (“NAIC”), an organization of insurance regulators from all 50 states of the U.S., the District of Columbia, and the five U.S. territories, is a forum for the development of uniform insurance policy in the U.S. when uniformity is deemed appropriate. In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. Connecticut, Delaware and New York have each adopted risk-based capital legislation for property and casualty insurance and reinsurance companies that is substantially the same as the NAIC risk-based capital requirement. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (1) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (2) declines in asset values arising from credit risk; and (3) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of company or regulatory action, ranging in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control, depending on the level of capital inadequacy. The surplus levels (as calculated for statutory annual statement purposes) of each of our operating insurance companies are above the risk-based capital thresholds that would require either company or regulatory action.

Guaranty Funds and Shared Markets

Our operating subsidiaries that write primary insurance are required to be members of guaranty associations in each state in which they are admitted to write business. These associations are organized to pay covered claims (as defined and limited by various guaranty association statutes) under insurance policies issued by primary insurance companies that have been judicially declared insolvent. These state guaranty funds make assessments against member insurers to obtain the funds necessary to pay association covered claims. New York has a pre-assessment guaranty fund, which makes assessments prior to the occurrence of an insolvency, in contrast with other states, which make assessments after an insolvency takes place. In addition, primary insurers are required to participate in mandatory property and casualty shared market mechanisms or pooling arrangements that provide various coverages to individuals or other entities that are otherwise unable to purchase such coverage in the commercial insurance marketplace. Our operating subsidiaries’ participation in such shared markets or pooling mechanisms is generally proportionate to the amount of direct premiums written in respect of primary insurance for the type of coverage written by the applicable pooling mechanism.

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

Government intervention in the insurance and reinsurance markets, both in the U.S. and worldwide, continues to evolve. Federal and state legislators and regulators have considered numerous statutory and regulatory initiatives. While we cannot predict the exact nature, timing, or scope of other such proposals, if adopted they could adversely affect our business by:

•	providing government supported insurance and reinsurance capacity in markets and to consumers that we target;

•	requiring our participation in new or expanded pools and guaranty associations;

•	increased regulation of the terms of insurance and reinsurance policies; or

•	disproportionately benefiting the companies of one country or jurisdiction over those of another.

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

Under TRIA, the federal government will reimburse insurers for 85% of covered losses above a defined insurer deductible. The deductible for each participating insurer is based on a percentage of the combined direct earned premiums in the preceding calendar year of the insurer, defined to include its subsidiaries and affiliates. In 2009, the deductible is equal to 20% of the insurer’s combined direct earned premiums for 2008. Further, the 2005 amendments to TRIA established a per event trigger for federal participation in aggregate insured losses of $100 million for losses occurring in 2007 and subsequent years. Under certain circumstances, the federal government may require insurers to levy premium surcharges on policyholders to recoup for the federal government its reimbursements paid.

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

As of December 31, 2008, we had net unpaid losses and loss adjustment expenses of $4,560.3 million. We incurred a decrease in losses and loss adjustment expenses related to prior years of $10.1 million for the year ended December 31, 2008, and increases in losses and loss adjustment expenses related to prior years of $40.5 million, $139.9 million, $172.7 million and $190.0 million for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

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

We incurred losses and loss adjustment expenses related to current year catastrophes of $264.7 million, $105.9 million, $34.9 million, $537.9 million and $138.8 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

If we are unable to maintain favorable financial strength ratings, certain existing business may be subject to termination, and it may be more difficult for us to write new business.

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

The financial strength ratings of each of our principal operating subsidiaries are:

Standard &
	A.M. Best	Poor’s	Moody’s

Odyssey America	“A” (Excellent)	“A-” (Strong)	“A3” (Good)
Hudson	“A” (Excellent)	Not Rated	Not Rated
Hudson Specialty	“A” (Excellent)	“A-” (Strong)	Not Rated

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

Investment returns are an important part of our overall profitability, and our operating results depend in part on the performance of our investment portfolio. Accordingly, fluctuations in the fixed income or equity markets could impair our profitability, financial condition or cash flows. We derive our investment income from interest and dividends, together with realized investment gains or losses primarily arising from the sale of investments and the mark-to-market adjustments to our derivative and trading securities. The portion derived from realized investment gains generally fluctuates from year to year. For the years ended December 31, 2008, 2007 and 2006, net realized investment gains accounted for 73.1%, 62.1% and 28.0%, respectively, of our total investment income (including realized investment gains and losses). Realized investment gains are typically a less predictable source of income than interest and dividends, particularly in the short term. From time to time, we invest in derivative securities, which may be subject to significant mark-to-market accounting adjustments from period to period. These securities may subject our income statement and balance sheet to significant volatility. In recent years, significant percentages of our net realized gains from investments have been from credit default swaps and total return swaps, which we entered into as an economic hedge against systemic and financial credit risk and a broad market downturn. We significantly reduced our credit default swap portfolio in 2008, and we closed out our entire total return swap portfolio during the fourth quarter of 2008, in each case recognizing significant realized gains. A significant percentage of the proceeds from the sales of these derivative positions has been reinvested in state and municipal tax preferenced bonds, common stocks, and other securities of various U.S. and foreign entities. As a result of these changes, our investment portfolio is exposed, to a significantly larger degree than in past periods, to declines in the world financial markets, particularly the equity markets, and to increased volatility.

The return on our portfolio and the risks associated with our investments are also affected by our asset mix, which can change materially depending on market conditions. Investments in cash or short-term investments generally produce a lower return than other investments. As of December 31, 2008, 24.8%, or $2.0 billion, of our invested assets was held in cash, cash equivalents and short-term investments, pending our identifying suitable opportunities for reinvestment in line with our long-term value-oriented investment philosophy.

The volatility of our claims submissions may force us to liquidate securities, which may cause us to incur realized investment losses. If we structure our investments improperly relative to our liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. Realized investment losses resulting from an other-than-temporary decline in value could significantly decrease our assets, thereby affecting our ability to conduct business.

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

On September 7, 2005, we announced that we had been advised by Fairfax that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-

traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and has participated in the investigation into these matters. In addition, we provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. This inquiry is ongoing, and we will continue to cooperate fully in addressing our obligations under this subpoena. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our chief financial officer prior to March 2005 each received a subpoena relating to the above matters.

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

In recent years, the insurance industry has been the subject of a number of investigations, and increasing litigation and regulatory activity by various insurance, governmental and enforcement authorities, concerning certain practices within the industry. These practices include the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, the solicitation and provision of fictitious or inflated quotes, the alleged illegal tying of the placement of insurance business to the purchase of reinsurance, and the sale and purchase of finite reinsurance or other non- traditional or loss mitigation insurance products and the accounting treatment for those products. In past years we received inquiries and informational requests regarding these matters from insurance departments in certain states in which our insurance subsidiaries operate. We cannot predict at this time the effect that current or future investigations, litigation and regulatory activity will have on the insurance or reinsurance industry or our business. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts. In addition, we could be materially adversely affected by the negative publicity for the insurance industry related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings. It is possible that these investigations or related regulatory developments will mandate changes in industry practices in a fashion that increases our costs of doing business or requires us to alter aspects of the manner in which we conduct our business.

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

Historically, during certain periods of the business cycle, insurance industry participants have consolidated to enhance their market power. These entities may try to use their market power to negotiate price reductions for our products and services. If competitive pressures compel us to reduce our prices, our operating margins would decrease. As the insurance industry consolidates, competition for customers becomes more intense and the importance of acquiring and properly servicing each customer becomes greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.

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

General pricing across the industry and other terms and conditions generally appear to be stabilizing, with pockets of rate reductions, some steep, the degree to which varies by class of business and region. All of these factors can reduce our profitability and we have no way to determine to what extent they will impact us in the future.

Fairfax Financial Holdings Limited owns a majority of our common shares and can determine the outcome of our corporate actions requiring board or shareholder approval.

As of December 31, 2008, Fairfax beneficially owned, through wholly-owned subsidiaries, 70.4% of our outstanding common shares. Consequently, Fairfax can determine the outcome of our corporate actions requiring board or shareholder approval, such as:

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

We are a holding company, and our principal source of funds is cash dividends and other permitted payments from our operating subsidiaries, principally Odyssey America. If we are unable to receive dividends from our operating subsidiaries, or if they are able to pay only limited amounts, we may be unable to pay dividends or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. See “Regulatory Matters — Regulation of Reinsurers and Insurers — Dividends.”

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

We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five reinsurance brokerage firms accounted for 63.0% of our reinsurance gross premiums written for the year ended December 31, 2008. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.

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

Our reporting currency is the U.S. dollar. A portion of our insurance and reinsurance business is written in currencies other than the U.S. dollar. Moreover, we maintain a portion of our investments in currencies other than the U.S. dollar. We may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could adversely affect our net income and shareholders’ equity. While we do generally seek to hedge certain components of our exposure to foreign currency fluctuations through the use of derivatives, there can be no assurance that we will not be adversely affected by changes in the value of the U.S. dollar relative to other currencies.

We may not be able to alleviate risk successfully through retrocessional arrangements and we are subject to credit risks with respect to our retrocessionaires.

Where deemed appropriate, from time to time we attempt to limit portions of our risk of loss through retrocessional arrangements, reinsurance agreements with other reinsurers referred to as retrocessionaires. The availability and cost of retrocessional protection is subject to market conditions, which are beyond our control. As a result, we may not be able to successfully alleviate risk through retrocessional arrangements. In addition, we are subject to credit risk with respect to our retrocessions because the ceding of risk to retrocessionaires does not relieve us of our liability to the companies we reinsured.

We also purchase reinsurance coverage to insure against a portion of our risk on certain policies we write directly. We expect that limiting our insurance risks through reinsurance will continue to be important to us. Reinsurance does not affect our direct liability to our policyholders on the business we write. A reinsurer’s insolvency or inability or unwillingness to make timely payments under the terms of its reinsurance agreements with us could have a material adverse effect on us. In addition, we cannot be assured that reinsurance will remain available to us to the same extent and on the same terms as are currently available.

The growth of our primary insurance business, which is regulated more comprehensively than reinsurance, increases our exposure to adverse political, judicial and legal developments.

Hudson, which is licensed to write insurance in 49 states, the District of Columbia and certain U.S. territories on an admitted basis, is subject to extensive regulation under state statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as: rate setting; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Hudson Insurance Group’s business and, accordingly, expect our regulatory burden, particularly with respect to Hudson, to increase.

Our utilization of program managers and other third parties to support our business exposes us to operational and financial risks.

Our primary insurance operations rely on program managers, and other agents and brokers participating in our programs, to produce and service a substantial portion of our business in this segment. In these arrangements, we typically grant the program manager the right to bind us to newly issued insurance policies, subject to underwriting guidelines we provide and other contractual restrictions and obligations. Should our managers issue policies that contravene these guidelines, restrictions or obligations, we could nonetheless be deemed liable for such policies. Although we would intend to resist claims that exceed or expand on our underwriting intention, it is possible that we would not prevail in such an action, or that our program managers would be unable to substantially indemnify us for their contractual breach. We also rely on our managers, or other third parties we retain, to collect premiums and to pay valid claims. This exposes us to their credit and operational risk, without necessarily relieving us of our obligations to potential insureds. We could also be exposed to potential liabilities relating to the claims practices of the third party administrators we have retained to manage claims activity that we expect to arise in our program operations. Although we have implemented monitoring and other oversight protocols, we cannot be assured that these measures will be sufficient to alleviate all of these exposures.

We are also subject to the risk that our successful program managers will not renew their programs with us. Our contracts are generally for defined terms of as little as one year, and either party can cancel the contract in a relatively short period of time. We cannot be assured that we will retain the programs that produce profitable business or that our insureds will renew with us. Failure to retain or replace these producers would impair our ability to execute our growth strategy, and our financial results could be adversely affected.

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

Such changes could cause us to make unplanned modifications of products or services, or may result in delays, cancellations or nonrenewals of sales of products and services by insurers or reinsurers. Insurance industry participants may respond to changes by reducing their investments or postponing investment decisions, including investments in our products and services. We cannot predict the future impact of changing law or regulation on our operations; any changes could have a material adverse effect on us or the insurance industry in general.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to process and make claim payments. We have a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to rapidly evaluate and commit to new business opportunities. If sustained or repeated, a system failure could result in the loss of existing or potential business relationships, or compromise our ability to pay claims in a timely manner. This could result in a material adverse effect on our business results.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems, including, in some cases, confidential personal information regarding our insureds. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Any well-publicized compromise of security could deter people from conducting transactions that involve transmitting confidential information to our systems. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite the implementation of security measures, including our implementation of a data security program specific to confidential personal information, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

Risks Related to Our Common Shares

Because our controlling shareholder intends to retain control, you may be unable to realize a gain on your investment in our common shares in connection with an acquisition bid.

Fairfax, through certain of its subsidiaries, owned 70.4% of our outstanding common shares as of December 31, 2008. Consequently, Fairfax is in a position to determine the outcome of corporate actions requiring board or shareholder approval, including:

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

Significant price and value fluctuations have occurred with respect to the securities of insurance and insurance-related companies. Our common share price may be volatile in the future. In the past, following periods of downward volatility in the market price of a company’s securities, class action litigation has often been pursued against such companies. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Provisions in our charter documents and Delaware law may impede attempts to replace or remove our management or inhibit a takeover, which could adversely affect the value of our common shares.

Our certificate of incorporation and bylaws, as well as Delaware corporate law, contain provisions that could delay or prevent changes in our management or a change of control that a shareholder might consider favorable and may prevent you from receiving a takeover premium for your shares. These provisions include, for example:

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

Our corporate offices are located in 101,420 total square feet of leased space in Stamford, Connecticut. Our other locations occupy a total of 135,581 square feet, all of which are leased. The Americas division principally operates out of offices in New York, Stamford, Mexico City, Miami, and Toronto; the EuroAsia division operates out of offices in Paris, Singapore, Stockholm and Tokyo; the London Market division operates out of offices in London; and the U.S. Insurance division operates principally out of offices in New York, Chicago, Napa and Overland Park, Kansas.

We lease our corporate offices in Stamford, Connecticut, under a lease expiring in October 2022. Upon signing the lease in September 2004, we received a construction allowance of $3.1 million. We have three renewal options on the current premises that could extend the lease through September 2032, if all renewal options are exercised.

Item 3.	Legal Proceedings

On September 7, 2005, we announced that we had been advised by Fairfax that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any nontraditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and has participated in the investigation into these matters. In addition, we provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our chief financial officer prior to March 2005 each received a subpoena relating to the above matters. This inquiry is ongoing, and we will continue to cooperate fully in addressing our obligations under this subpoena. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. No assurance can be made that we will not be subject to further requests or other regulatory proceedings of a similar kind.

On February 8, 2007, we were added as a co-defendant in an amended and consolidated complaint in an existing action against our majority shareholder, Fairfax, and certain of Fairfax’s officers and directors, who include certain of our current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. These claims are at a preliminary stage. Pursuant to the scheduling stipulations, the various defendants filed their respective motions to dismiss the amended and consolidated complaint, the lead plaintiffs filed their opposition thereto, and the defendants filed their replies to those oppositions; the motions to dismiss were argued before the Court in December 2007. The Court has not yet issued a ruling on these motions. We intend to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

In July 2006, Fairfax, our majority shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third party complaint against, among others, OdysseyRe and certain of our directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim and third-party complaint that again named OdysseyRe and certain directors as defendants. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against these claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Common Shares

The principal United States market on which our common shares are traded is the New York Stock Exchange (“NYSE”). As of January 30, 2009, the approximate number of holders of our common shares, including those whose common shares are held in nominee name, was 11,600. Quarterly high and low sales prices per share of our common shares, as reported by the New York Stock Exchange composite for each quarter in the years ended December 31, 2008 and 2007, are as follows:

Quarter Ended	High	Low

December 31, 2008	$52.20	$31.55
September 30, 2008	47.99	35.32
June 30, 2008	38.07	35.10
March 31, 2008	39.52	34.77

December 31, 2007	$41.76	$34.16
September 30, 2007	44.02	32.51
June 30, 2007	45.08	39.31
March 31, 2007	40.59	36.39

Fairfax owns 70.4% of our outstanding common shares, directly (0.3%) and through its subsidiaries: TIG Insurance Group (41.5%), TIG Insurance Company (7.8%), ORH Holdings Inc. (10.3%), Fairfax Inc. (2.3%) and United States Fire Insurance Company (8.2%).

Dividends

On each of March 28, 2008 and June 27, 2008, we paid dividends of $0.0625 per common share. On July 31, 2008, we announced that our Board of Directors had approved a 20% increase in our quarterly common stock dividend, and declared a quarterly cash dividend of $0.075, which was paid on September 26, 2008. The common share dividend of $0.075 for the fourth quarter was paid on December 30, 2008. These common share dividends resulted in an aggregate annual dividend of $0.275 per common share, totaling $17.4 million. In each of the four quarters of 2007, we paid a dividend of $0.0625 per common share, resulting in an aggregate annual dividend of $0.25 per common share, totaling $17.8 million. The dividends were paid on March 30, 2007, June 29, 2007, September 28, 2007 and December 28, 2007.

While it is the intention of our Board of Directors to declare quarterly cash dividends, the declaration and payment of future dividends, if any, by us will be at the discretion of our Board of Directors and will depend on, among other things, our financial condition, general business conditions and legal restrictions regarding the payment of dividends by us, and other factors. The payment of dividends by us is subject to limitations imposed by laws in Connecticut, Delaware, New York and the United Kingdom. For a detailed description of these limitations, see Part I, Item 1 — “Business — Regulatory Matters — Regulation of Reinsurers and Insurers — Dividends.”

Issuer Purchases of Equity Securities

The Odyssey Re Holdings Corp. share repurchase program was publicly announced on June 15, 2007. The program became effective as of such date and will expire on December 31, 2009. Under the program, we were initially authorized to repurchase up to $200.0 million of our common shares from time to time, in the open market. Shares purchased under the program are retired. On March 18, 2008, we announced that our Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. On September 3, 2008, we announced that our Board of Directors had increased the program by an additional $200.0 million, to a total repurchase authorization of $600.0 million, and extended the termination date of the repurchase program from June 15, 2009 to December 31, 2009.

From inception of the program through December 31, 2008, we have repurchased and retired 12,117,745 shares of our common stock at a total cost of $445.8 million.

We also make open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. 378,200 shares were purchased during the twelve months ended December 31, 2008 to support such exercises, and as of December 31, 2008, we held 21,321 common shares in treasury to support such grants and exercises. The following table sets forth purchases made by us of our common shares during the three months ended December 31, 2008.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program

October 1 — October 31, 2008	—	—	—	$154,165
November 1 — November 30, 2008	—	—	—	154,165
December 1 — December 31, 2008	—	—	—	154,165

Total	—	—	—

During the year ended December 31, 2008, Odyssey America purchased 128,000 shares of our Series B preferred stock, with a liquidation preference of $3.1 million, for $1.7 million. As a result of the purchase of the Series B preferred shares, we recorded a gain of $1.4 million during the year ended December 31, 2008, which was recorded in retained earnings and included in net income available to common shareholders.

Item 6.	Selected Financial Data

The following selected financial data is derived from our audited consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and the consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K. Financial information in the table reflects the results of operations and financial position of OdysseyRe.

We encourage you to read the consolidated financial statements included in this Annual Report on Form 10-K because they contain our complete consolidated financial statements for the years ended December 31, 2008, 2007 and 2006. The results of operations for the year ended December 31, 2008 are not necessarily indicative of future results.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)

GAAP Consolidated Statements of Operations Data:
Gross premiums written	$2,294,542	$2,282,682	$2,335,742	$2,626,920	$2,650,775
Net premiums written	2,030,821	2,089,443	2,160,935	2,301,669	2,361,805
Net premiums earned	$2,076,364	$2,120,537	$2,225,826	$2,276,820	$2,333,511
Net investment income	255,199	329,422	487,119	220,092	164,248
Net realized investment gains	692,259	539,136	189,129	59,866	122,024

Total revenues	3,023,822	2,989,095	2,902,074	2,556,778	2,619,783

Losses and loss adjustment expenses	1,508,725	1,408,364	1,484,197	2,061,611	1,631,106
Acquisition costs	418,005	437,257	464,148	470,152	515,856
Other underwriting expenses	175,013	178,555	153,476	146,030	120,765
Other expense, net	60,419	14,006	21,120	27,014	17,153
Interest expense	34,180	37,665	37,515	29,991	25,609
Loss on early extinguishment of debt	—	—	2,403	3,822	—

Total expenses	2,196,342	2,075,847	2,162,859	2,738,620	2,310,489

Income (loss) before income taxes	827,480	913,248	739,215	(181,842)	309,294
Federal and foreign income tax provision (benefit)	278,472	317,673	231,309	(66,120)	104,093

Net income (loss)	549,008	595,575	507,906	(115,722)	205,201
Preferred dividends	(7,380)	(8,345)	(8,257)	(1,944)	—
Gain on redemption of Series B preferred shares	1,456	—	—	—	—

Net income (loss) available to common shareholders	$543,084	$587,230	$499,649	$(117,666)	$205,201

BASIC
Weighted average common shares outstanding	63,384,032	70,443,600	68,975,743	65,058,327	64,361,535

Basic earnings (loss) per common share	$8.57	$8.34	$7.24	$(1.81)	$3.19

DILUTED
Weighted average common shares outstanding	63,870,337	71,387,255	72,299,050	65,058,327	69,993,136

Diluted earnings (loss) per common share(1)(2)	$8.50	$8.23	$6.93	$(1.81)	$2.98

Dividends per common share	$0.275	$0.250	$0.125	$0.125	$0.125

GAAP Underwriting Ratios:
Losses and loss adjustment expense ratio	72.7%	66.4%	66.7%	90.5%	69.9%
Underwriting expense ratio	28.5	29.1	27.7	27.1	27.3

Combined ratio	101.2%	95.5%	94.4%	117.6%	97.2%

	As of December 31,
	2008	2007	2006	2005	2004

GAAP Consolidated Balance Sheet Data:
Total investments and cash	$7,892,538	$7,779,444	$7,066,088	$5,970,319	$5,124,683
Total assets	9,726,509	9,501,001	8,953,712	8,646,612	7,555,693
Unpaid losses and loss adjustment expenses	5,250,484	5,119,085	5,142,159	5,117,708	4,224,624
Debt obligations	489,278	489,154	512,504	469,155	376,040
Total shareholders’ equity	2,827,735	2,654,700	2,083,579	1,639,455	1,568,236
Book value per common share(3)	$45.37	$36.78	$27.92	$22.31	$24.22

(1)	The Emerging Issues Task Force (“EITF”) Issue 4-08 “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which is effective for periods ending after December 15, 2004, requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our convertible senior debentures, which were issued in June 2002, (see Note 13 to our consolidated financial statements) meet the criteria defined in EITF Issue 4-08, and accordingly, the effect of conversion of our convertible senior debentures to common shares has been assumed when calculating our diluted earnings per share for the years ended December 31, 2004 through 2007. See Notes 2(l) and 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Inclusion of restricted common shares, stock options and the effect of the conversion of our convertible debt to common shares would have an anti-dilutive effect on the 2005 diluted loss per common share (i.e., the diluted loss per common share would be less than the basic loss per common share). Accordingly, such common shares were excluded from the calculations of the 2005 diluted loss per common share. See Notes 2(l) and 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Book value per common share, a non-GAAP financial measure often used by investors, is calculated using common shareholders’ equity, a non-GAAP financial measure, which represents total shareholders’ equity, a GAAP financial measure, reduced by the equity attributable to our preferred stock, which was issued during 2005. The common shareholders’ equity is divided by our common shares outstanding at each respective year end to derive book value per common share as reflected in the following table (in millions, except per share and share amounts).

	As of December 31,
	2008	2007	2006	2005	2004

Total shareholders’ equity	$2,827.7	$2,654.7	$2,083.6	$1,639.5	$1,568.2
Less: shareholders’ equity related to preferred stock	94.4	97.5	97.5	97.5	—

Total common shareholders’ equity	$2,733.3	$2,557.2	$1,986.1	$1,542.0	$1,568.2

Common shares outstanding	60,242,949	69,521,494	71,140,948	69,127,532	64,754,978

Book value per common share	$45.37	$36.78	$27.92	$22.31	$24.22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”); and Napa River Insurance Services, Inc.

On June 9, 2008, Hudson Specialty purchased the remaining 60% of the outstanding shares of Hooghuis Group LLC (“Hooghuis”), an underwriting agency specializing in U.S. directors’ and officers’ liability insurance. Previously, Hudson Specialty had purchased 40% of Hooghuis in 2004. On August 29, 2008, Hudson purchased certain assets and liabilities associated with the crop insurance business previously produced by CropUSA Insurance Agency, Inc. (“CropUSA”). Since 2006, CropUSA had acted as managing general underwriter for Hudson in the crop insurance sector. These acquisitions were entered into to reduce operating costs and to gain better access to the producer agents who maintain direct access to the policyholders.

We are a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through the Lloyd’s and London marketplaces.

Our gross premiums written for the year ended December 31, 2008 were $2,294.5 million, an increase of $11.8 million, or 0.5%, compared to gross premiums written for the year ended December 31, 2007 of $2,282.7 million. Our United States business accounted for 48.8% of our gross premiums written for the year ended December 31, 2008, compared to 51.8% for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, our net premiums written were $2,030.8 million and $2,089.4 million, respectively. For the years ended December 31, 2008 and 2007, we had net income available to common shareholders of $543.1 million and $587.2 million, respectively. As of December 31, 2008, we had total assets of $9.7 billion and total shareholders’ equity of $2.8 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The GAAP combined ratio is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 101.2% for the year ended December 31, 2008, compared to 95.5% for the year ended December 31, 2007.

We are exposed to losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The loss estimates for these events represent our best estimates based on the most recent information available. We use various approaches in estimating our losses, including a detailed review of exposed contracts and information from ceding companies and claims adjusters. As additional information becomes available, including information from ceding companies and claims adjusters, actual losses may exceed our estimated losses, potentially resulting in adverse effects to our financial results. The extraordinary nature of these losses, including potential legal and regulatory implications, creates substantial uncertainty and complexity in estimating these losses. Considerable time may elapse before the adequacy of our estimates can be determined. For the years ended December 31, 2008, 2007 and 2006, current year catastrophe events were $264.7 million, $105.9 million and $34.9 million, respectively.

We operate our business through four divisions: the Americas, EuroAsia, London Market and U.S. Insurance.

The Americas division is our largest division and writes casualty, surety and property treaty reinsurance, and facultative casualty reinsurance, in the United States and Canada, and primarily treaty and facultative property reinsurance in Latin America.

The EuroAsia division consists of our international reinsurance business, which is geographically dispersed, mainly throughout Europe, and includes business in Asia, the Middle East, Africa and the Americas.

The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline, our London branch office and NICL, our London-based insurance company. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.

The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical professional liability, professional liability, non-standard personal and commercial automobile, specialty liability and property and package.

Critical Accounting Estimates

The consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries.

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

We review our critical accounting estimates and assumptions quarterly. These reviews include the estimate of reinsurance premiums and premium related amounts, establishing deferred acquisition costs, an evaluation of the adequacy of reserves for unpaid losses and LAE, review of our reinsurance and retrocession agreements, an analysis of the recoverability of deferred income tax assets and an evaluation of the fair value of our investment portfolio, including a review for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of and for the years ended December 31, 2008, 2007 and 2006 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

				Change For the Year Ended
	As of December 31,			December 31,
Division	2008	2007	2006	2008	2007	2006

	Gross Premiums Written
Americas	$162.4	$177.5	$218.5	$(15.1)	$(41.0)	$(60.4)
EuroAsia	125.7	129.9	132.1	(4.2)	(2.2)	9.2
London Market	22.8	21.8	38.5	1.0	(16.7)	(34.5)

Total	$310.9	$329.2	$389.1	$(18.3)	$(59.9)	$(85.7)

	Acquisition Costs
Americas	$42.5	$42.5	$49.4	$—	$(6.9)	$(10.6)
EuroAsia	36.9	38.9	40.6	(2.0)	(1.7)	4.1
London Market	1.7	2.1	3.0	(0.4)	(0.9)	(3.6)

Total	$81.1	$83.5	$93.0	$(2.4)	$(9.5)	$(10.1)

	Premiums Receivable
Americas	$119.9	$135.0	$169.1	$(15.1)	$(34.1)	$(49.8)
EuroAsia	88.8	91.0	91.5	(2.2)	(0.5)	5.1
London Market	21.1	19.7	35.5	1.4	(15.8)	(30.9)

Total	$229.8	$245.7	$296.1	$(15.9)	$(50.4)	$(75.6)

	Unearned Premium Reserves
Americas	$115.5	$122.9	$139.1	$(7.4)	$(16.2)	$(33.3)
EuroAsia	102.2	97.2	100.8	5.0	(3.6)	4.2
London Market	6.9	10.0	13.1	(3.1)	(3.1)	(9.1)

Total	$224.6	$230.1	$253.0	$(5.5)	$(22.9)	$(38.2)

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

In any specific financial period, the original estimated premium for a specific contract may vary from actual premium reported through the life of the contract by up to 15% due to the reporting patterns of the ceding companies and, in some cases, movements in foreign exchange rates over the period. However, historically, the final reported premium compared to the original estimated premium has deviated by smaller amounts.

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company which represents more than 2.0% of our gross premiums written in 2008. As a result, we believe the risks of material changes over time are mitigated.

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

Reserves for Unpaid Losses and Loss Adjustment Expenses

Our losses and LAE reserves, for both reported and unreported claims obligations, are maintained to cover the estimated ultimate liability for all of our reinsurance and insurance obligations. Losses and LAE reserves are categorized in one of three ways: (i) case reserves, which represent unpaid losses and LAE as reported by cedants and insureds to us, (ii) additional case reserves (“ACRs”), which are reserves we establish in excess of the case reserves reported by the cedant on individual claim events, and (iii) incurred but not reported reserves (“IBNR”), which are reserves for losses and LAE that have been incurred, but have not yet been reported to us, as well as additional amounts relating to losses already reported, that are in excess of case and ACR reserves. Incurred but not reported reserves are estimates based on all information currently available to us and are reevaluated quarterly utilizing the most recent information supplied from our cedants and claims adjusters.

We rely on initial and subsequent claim reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of unpaid losses and LAE. The types of information that we receive from ceding companies generally vary by the type of contract. Proportional, or quota share, reinsurance contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss, facultative and insurance contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant or claims adjuster and the cedant’s or claims adjuster’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants and insureds, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $19.6 million and $18.7 million as of December 31, 2008 and December 31, 2007, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

The reserve methodologies employed by us are dependent on the nature and quality of the data that we collect from ceding companies for reinsurance business and claims adjusters for insurance business. This data primarily consists of loss amounts reported by the ceding companies and claims adjusters, loss payments made by ceding companies and claims adjusters, and premiums written and earned reported by the ceding companies or estimated by us. Underwriting and claim information provided by our ceding companies and claims adjusters is aggregated by the year in which each treaty or policy is written into groups of business by geographic region and type of business to facilitate analysis, generally referred to as “reserve cells.” These reserve cells are reviewed annually and change over time as our business mix changes. We supplement this information with claims and underwriting audits of specific contracts, internally developed pricing trends, as well as loss trend data developed from industry sources. This information is used to develop point estimates of carried reserves for each business segment. These individual point estimates, when aggregated, represent the total carried losses and LAE reserves carried in our consolidated financial statements. Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. The actuarial techniques for projecting losses and LAE reserves by reserve cell rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date.

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

We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at December 31, 2008.

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

The ultimate settlement value of losses and LAE related to business written in prior periods for the year ended December 31, 2008 was below our estimates of reserves for losses and LAE as previously established at December 31, 2007 by 0.2%, and for the years ended December 31, 2007 and 2006, exceeded our estimates of reserves for losses and LAE as previously established at December 31, 2006 and 2005 by 0.9% and 3.6%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions based upon that information. Every one percentage point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and LAE as of December 31, 2008 will impact pre-tax income by $45.6 million.

If a change were to occur in the frequency and severity of claims underlying our December 31, 2008 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

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

The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for the years ended December 31, 2008, 2007, and 2006 (in millions):

	2008	2007	2006

Americas	$66.6	$143.1	$212.7
EuroAsia	(2.4)	(6.9)	(9.0)
London Market	(40.0)	(57.0)	(24.8)
U.S. Insurance	(34.3)	(38.7)	(39.0)

Total loss and LAE development	$(10.1)	$40.5	$139.9

The Americas division reported net increases in prior period loss estimates of $66.6 million, $143.1 million and $212.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in prior period loss estimates for the year ended December 31, 2008 was principally attributable to loss emergence greater than expectations in the period on asbestos. The increase in prior period loss estimates for the year ended December 31, 2007 was principally due to loss emergence greater than expectations in the period on U.S. casualty business, including asbestos, and included $21.2 million related to settlement of litigation during the period. The increase in prior period loss estimates for the year ended December 31, 2006 was principally attributable to loss emergence greater than expectations in the period on U.S. casualty business, including asbestos, and included an increase of $43.0 million related to prior period catastrophe activity, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts written by us for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates as well as unexpected loss emergence on Florida proportional property accounts in the period.

The EuroAsia division reported net decreases in prior period loss estimates of $2.4 million, $6.9 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in prior period loss estimates for the year ended December 31, 2008 was principally attributable to loss emergence lower than expectations in the period on credit business, partially offset by loss emergence greater than expectations in the period on miscellaneous property lines of business. The reduction in prior period loss estimates for the year ended December 31, 2007 was principally attributable to favorable loss emergence on credit and miscellaneous property lines of business, partially offset by increased loss estimates on motor and liability exposures in the period. The reduction in prior period loss estimates for the year ended December 31, 2006 was driven by favorable loss emergence on property catastrophe, marine and credit lines of business in the period.

The London Market division reported net decreases in prior period loss estimates of $40.0 million, $57.0 million and $24.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The reduction in prior period loss estimates for the year ended December 31, 2008 was principally attributable to loss emergence lower than expectations in the period on professional liability and miscellaneous property lines of business. The reduction in prior period loss estimates for the year ended December 31, 2007 was principally attributable to favorable loss emergence on liability, property catastrophe and other miscellaneous property lines of business in the period. The reduction in prior period loss estimates for the year ended December 31, 2006 was principally attributable to favorable loss emergence on satellite, accident and health, non-catastrophe property and aviation exposures, partially offset by $3.6 million of net adverse loss development on prior period catastrophe losses in the period.

The U.S. Insurance division reported net decreases in prior period loss estimates of $34.3 million, $38.7 million and $39.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, the reductions in prior period loss estimates were principally due to loss emergence lower than expectations on professional liability business in each period.

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

The following table summarizes, by type of reserve, the unpaid losses and LAE reserves as of December 31, 2008 and 2007. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of December 31,
	2008			2007
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
			(In millions)

Americas
Gross	$1,429.5	$1,335.9	$2,765.4	$1,512.6	$1,295.8	$2,808.4
Ceded	(182.5)	(123.0)	(305.5)	(211.3)	(129.8)	(341.1)

Net	1,247.0	1,212.9	2,459.9	1,301.3	1,166.0	2,467.3

EuroAsia
Gross	494.3	293.7	788.0	398.4	262.9	661.3
Ceded	(2.6)	(0.4)	(3.0)	(3.7)	(1.1)	(4.8)

Net	491.7	293.3	785.0	394.7	261.8	656.5

London Market
Gross	308.8	610.9	919.7	357.5	675.5	1,033.0
Ceded	(54.4)	(78.4)	(132.8)	(57.2)	(68.9)	(126.1)

Net	254.4	532.5	786.9	300.3	606.6	906.9

U.S. Insurance
Gross	200.6	576.8	777.4	162.9	453.5	616.4
Ceded	(55.3)	(193.6)	(248.9)	(36.9)	(134.6)	(171.5)

Net	145.3	383.2	528.5	126.0	318.9	444.9

Total
Gross	2,433.2	2,817.3	5,250.5	2,431.4	2,687.7	5,119.1
Ceded	(294.8)	(395.4)	(690.2)	(309.1)	(334.4)	(643.5)

Net	$2,138.4	$2,421.9	$4,560.3	$2,122.3	$2,353.3	$4,475.6

The provision for IBNR in unpaid losses and LAE as of December 31, 2008 was $2,421.9 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the year ended December 31, 2008 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $51.9 million. A change in loss emergence trends that increases unpaid losses and LAE at December 31, 2008 by 2.5% would increase IBNR by $114.0 million.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of December 31, 2008, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $230.5 million and $29.8 million, respectively. See Note 10 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred from business written prior to 1986 for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006

Asbestos
Gross losses and LAE incurred	$73.8	$86.0	$62.4
Net losses and LAE incurred	41.0	63.0	27.1
Environmental
Gross losses and LAE incurred	$2.6	$14.2	$(0.6)
Net losses and LAE incurred	4.1	14.5	(2.2)

The following table provides gross asbestos and environmental outstanding claim information from business written prior to 1986 for the years ended December 31, 2008 and 2007 (in millions):

	As of December 31,
	2008				2007
		Aggregate	% of Total	Average		Aggregate	% of Total	Average
		Case	Case	Case		Case	Case	Case
	Count	Reserves	Reserves	Reserves	Count	Reserves	Reserves	Reserves

Asbestos
By Claim
Largest 10 claims	10	$23.8	11.6%	$2.4	10	$32.4	14.9%	$3.2
All other claims, with case reserves	1,662	181.0	88.4	0.1	1,544	184.4	85.1	0.1

Total	1,672	$204.8	100.0%	$0.1	1,554	$216.8	100.0%	$0.1

By Insured
Largest 10 insureds	10	$75.5	36.9%	$7.6	10	$91.8	42.3%	$9.2
All other insureds	291	129.3	63.1	0.4	314	125.0	57.7	0.4

Total	301	$204.8	100.0%	$0.7	324	$216.8	100.0%	$0.7

Environmental
By Claim
Largest 10 claims	10	$6.4	30.6%	$0.6	10	$9.1	30.5%	$0.9
All other claims, with case reserves	546	14.5	69.4	—	595	20.7	69.5	0.1

Total	556	$20.9	100.0%	$—	605	$29.8	100.0%	$0.1

By Insured
Largest 10 insureds	10	$9.6	45.9%	$1.0	10	$14.0	47.0%	$1.4
All other insureds	271	11.3	54.1	—	265	15.8	53.0	0.1

Total	281	$20.9	100.0%	$0.1	275	$29.8	100.0%	$0.1

The number of asbestos claims, with case reserves, as of December 31, 2008 was 1,672, amounting to $204.8 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 11.6% of the gross case reserves, with an average reserve of $2.4 million. The number of asbestos claims, with case reserves, as of December 31, 2007 was 1,554, amounting to $216.8 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 14.9% of the gross case reserves, with an average reserve of $3.2 million. Gross case reserves decreased in 2008, as newly reported claims and additional reported reserves on existing claims were less than claim payments in the year. The asbestos open claim count increased by 118, or 7.6%, during calendar year 2008. Based on an aggregation of claims by insured, our 10 largest insured involvements accounted for 36.9% of our gross case reserves as of December 31, 2008, compared to 42.3% as of December 31, 2007. Net losses and LAE for the year ended December 31, 2008 for asbestos claims were increased by $41.0 million, principally attributable to loss emergence greater than expectations during the period.

The number of environmental claims, with case reserves, as of December 31, 2008 was 556, amounting to $20.9 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 30.6% of the gross case reserves, with an average case reserve of $0.6 million. The number of environmental claims, with case reserves, as of December 31, 2007 was 605, amounting to $29.8 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 30.5% of the gross case reserves, with an average case reserve of $0.9 million. Overall gross case reserves decreased in 2008, as newly reported claims and additional reported reserves on existing claims were less than claim payments in the year. The environmental open claim count decreased by 49, or 8.1%, during calendar year 2008. Based on an aggregation of claims by insured, our 10 largest insured involvements accounted for 45.9% of our gross case reserves as of December 31, 2008, compared to 47.0% as of December 31, 2007. Net losses and LAE for the year ended December 31, 2008 for environmental claims were increased by $4.1 million, principally attributable to the annual review of this exposure.

In the event that loss trends diverge from expected trends, we may have to adjust our reserves for asbestos and environmental exposures accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects on our financial results. Due to the uncertainty involving estimates of ultimate asbestos and environmental exposures, management does not attempt to produce a range around its best estimate of loss.

Reinsurance and Retrocessions

We may purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on our insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple contracts. To protect against this risk, we may purchase catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs may vary from year to year. Specific reinsurance protections are also placed to protect selected portions of our business outside of the United States.

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

Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts (in millions) for these items follow:

	Year Ended December 31,
	2008	2007	2006

Premiums Written
Direct	$792.3	$736.8	$712.1
Add: assumed	1,502.2	1,545.9	1,623.6
Less: ceded	263.7	193.3	174.8

Net	$2,030.8	$2,089.4	$2,160.9

Premiums Earned
Direct	$773.1	$738.1	$728.9
Add: assumed	1,525.5	1,566.4	1,706.6
Less: ceded	222.2	184.0	209.7

Net	$2,076.4	$2,120.5	$2,225.8

The total amount of reinsurance recoverables on paid and unpaid losses, net of allowance, as of December 31, 2008 and 2007 was $773.2 million and $726.6 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectability of individual balances. The reserve for uncollectible recoverables as of December 31, 2008 and 2007 was $44.5 million and $44.4 million, respectively, and has been netted against reinsurance recoverables on loss payments. We have also established a reserve for potentially uncollectible assumed reinsurance balances of $3.0 million and $1.5 million as of December 31, 2008 and 2007, respectively, which has been netted against premiums receivable.

Our reinsurance protection covering certain amounts of our 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, we commuted ceded loss reserves of $71.8 million, resulting in a pre-tax commutation loss of $5.5 million for the year ended December 31, 2006. The 1995 Stop Loss Agreement had been accounted for as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of premiums paid had been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain had been amortized into income over the estimated remaining settlement period of the underlying claims. Prior to commutation, on March 29, 2006, we received $78.0 million in cash from nSpire Re, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims by us, it was included as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. In connection with the receipt of this cash, during 2006, we recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization for the period, as a reduction in losses and loss adjustment expenses.

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

During the second quarter of 2008, as a result of the final settlement of ceded ultimate net losses recoverable under the 2000 underwriting year Whole Account Excess of Loss Agreement, we received cash in the amount of $16.2 million in settlement of ceding commissions payable.

The following table shows the amount of loss and LAE attributable to each coverage period ceded to the Whole Account Excess of Loss Agreements for the years ended December 31, 2008, 2007 and 2006 (in millions):

Coverage Period	2008	2007	2006

Prior years	$—	$—	$—
2000 underwriting year	—	(0.1)	0.2
2001 underwriting year	—	—	9.5

Total	$—	$(0.1)	$9.7

The maximum coverage available under the Whole Account Excess of Loss Agreements is based on a proportion of net premiums earned during each of the coverage periods, subject to a predetermined aggregate limit. The maximum coverage available will increase or decrease as premium adjustments applicable to a particular coverage period, if any, are recognized. The attachment point represents the aggregate amount of losses, and in certain cases, acquisition costs, expressed as a proportion of net premiums earned, that will be retained by us. Losses attributable to business written during a particular period in excess of the attachment point, subject to a maximum limit, are ceded to the reinsurer. The following table provides a summary of the significant terms of the Whole Account Excess of Loss Agreements that were in effect as of December 31, 2008 (in millions):

			Remaining
Coverage Period	Attachment Basis	Aggregate Limit	Limit	Attachment Point

2000 underwriting year	Composite ratio	$69.1	—	90.6%
2001 underwriting year	Composite ratio	85.4	—	90.4%

The following table provides a summary of the cumulative experience, including the income before income taxes, for two agreements in force at December 31, 2008, in each case since inception (in millions):

	Ceded	Ceded	Ceded	Net		Income
	Earned	Acquisition	Loss and	Underwriting	Interest	Before Income
Coverage Period	Premium	Costs	LAE	Income	Expense	Taxes

2000 underwriting year	$45.6	$16.7	$68.7	$39.8	$24.8	$15.0
2001 underwriting year	56.7	16.2	85.4	44.9	34.7	10.2

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

The income before income taxes reflected in our consolidated statements of operations related to our Whole Account and Facultative Excess of Loss Agreements for the years ended December 31, 2008, 2007, and 2006 is as follows (in millions):

	2008	2007	2006

Ceded earned premium	$0.3	$0.2	$(1.7)
Ceded acquisition costs	1.2	2.7	1.5
Ceded losses and LAE	—	(0.1)	8.3

Net underwriting income	1.5	2.8	8.1
Interest expense	(4.8)	(7.1)	(8.7)

Loss before income taxes	$(3.3)	$(4.3)	$(0.6)

We have recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $439 thousand, $975 thousand and $571 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

The reinsurance recoverables on paid and unpaid losses related to the 2000 and 2001 underwriting years Whole Account Excess of Loss Agreements are $46.5 million and $74.0 million as of December 31, 2008 and 2007, respectively. Funds held under reinsurance contracts, related to these agreements, shown as a liability on our consolidated balance sheets, reflect $34.8 million and $58.1 million as of December 31, 2008 and 2007, respectively. Other collateral related to these agreements is $12.3 million and $33.6 million as of December 31, 2008 and 2007, respectively.

Deferred Income Taxes

We record deferred income taxes as net assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. As of December 31, 2008 and 2007, a net deferred tax asset of $290.2 million and $32.3 million, respectively, was recorded. In recording this deferred tax asset, we have made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset. Accordingly, deferred tax assets have not been reduced by a valuation allowance, as management believes it is more likely than not that the deferred tax assets will be realized.

Investments

In accordance with SFAS 157, we have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). We use valuation techniques for our Level 3 investments, which represent approximately 0.9% of our total invested assets and cash. To verify Level 3 pricing, we assess the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads, and by comparing the fair values to recent transaction prices for similar assets where available. We will further evaluate any prices for our investments to ensure they represent fair value.

We are responsible for determining the fair value of our investment portfolio by utilizing market-driven fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques that make use of current market data. For the majority of our investment portfolio, we use quoted prices and other information from independent pricing sources in determining fair values.

On a quarterly basis, we review our investment portfolio for declines in value, and specifically consider securities with fair values that have declined to less than 80% of their cost or amortized cost at the time of review. Declines in the fair value of investments that are determined to be temporary are recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If we determine that a decline is

“other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.

In assessing the value of our debt and equity securities held as investments, and possible impairments of such securities, we review (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information we may consider relevant. Generally, a change in the market or interest rate environment would not, of itself, result in an impairment of an investment, but rather a temporary decline in value. In addition, we consider our ability and intent to hold the security to recovery when evaluating possible impairments.

Decisions regarding other-than-temporary impairments require an evaluation of facts and circumstances at a specific time. Should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, we will recognize the impairment, by reducing the cost, amortized cost or carrying value of the investment to its fair value, and recording the loss in our consolidated statements of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, we will record a gain or loss based on the adjusted cost or carrying value of the investment.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Underwriting Results

Gross Premiums Written.  Gross premiums written for the year ended December 31, 2008 increased by $11.8 million, or 0.5%, to $2,294.5 million, compared to $2,282.7 million for the year ended December 31, 2007, as reflected in the following table (in millions):

	Year Ended
	December 31,		Change
Division	2008	2007	$	%

Americas	$776.4	$834.9	$(58.5)	(7.0)%
EuroAsia	596.7	565.6	31.1	5.5
London Market	381.7	349.9	31.8	9.1
U.S. Insurance	539.7	532.3	7.4	1.4

Total gross premiums written	$2,294.5	$2,282.7	$11.8	0.5%

Total reinsurance gross premiums written for the year ended December 31, 2008 were $1,502.2 million, compared to $1,545.9 million for 2007, a decrease of 2.8%. Total insurance gross premiums written for the year ended December 31, 2008, which include our U.S. Insurance division, our Lloyd’s syndicate and NICL, were $792.3 million, compared to $736.8 million for 2007, an increase of 7.5% For the year ended December 31, 2008, total reinsurance gross premiums written represented 65.5% (67.7% in 2007) of our business, and insurance represented the remaining 34.5% (32.3% in 2007) of our business.

Americas.  Gross premiums written in the Americas division for the year ended December 31, 2008 were $776.4 million, a decrease of $58.5 million, or 7.0%, compared to $834.9 million for the year ended December 31, 2007. These amounts represent 33.8% of our gross premiums written for the year ended December 31, 2008 and

36.6% for the year ended December 31, 2007. Gross premiums written across each geographic region of the Americas were as follows:

•	United States — Gross premiums written of $579.0 million for the year ended December 31, 2008 decreased $71.6 million, or 11.0%, compared to $650.6 million for the year ended December 31, 2007. The decrease in the United States relates to all classes of business except property. Property business increased by $24.4 million, or 16.4%, to $172.4 million in 2008 from $148.1 million in 2007. Treaty and facultative casualty business decreased by $93.5 million, or 20.7%, to $358.5 million in 2008 from $452.0 million in 2007 due to an increase in competitive market conditions and the nonrenewal of certain business that did not meet our underwriting criteria. All other classes of business accounted for the remaining decrease of $2.5 million.

•	Latin America — Gross premiums written of $158.1 million for the year ended December 31, 2008 increased $16.7 million, or 11.8%, compared to $141.4 million for the year ended December 31, 2007. The Latin America unit writes treaty and facultative reinsurance business throughout Latin America and the Caribbean. The increase in gross premiums written is comprised of treaty pro rata business of $15.4 million and treaty excess business of $2.9 million, offset by a decrease in property facultative business of $1.6 million.

•	Canada — Gross premiums written of $40.3 million for the year ended December 31, 2008 decreased $3.0 million, or 6.9%, compared to $43.3 million for the year ended December 31, 2007. The Canadian unit primarily writes property, crop hail and automobile coverage.

EuroAsia.  Gross premiums written in the EuroAsia division for the year ended December 31, 2008 were $596.7 million, an increase of $31.1 million, or 5.5%, compared to $565.6 million for the year ended December 31, 2007. These amounts represent 26.0% of our gross premiums written for the year ended December 31, 2008 and 24.8% in 2007. The increase in gross premiums written was comprised of: 1) $42.4 million attributable to the movement in foreign exchange rates during 2008 compared to 2007; and 2) a modification to the estimating process during 2008, which contributed $6.2 million to the increase over 2007. The modification to the estimating process impacted gross and net premiums written but had no effect on earned premiums. Excluding the effects of foreign exchange rate movements and the modification to the estimating process, gross premiums would have decreased $17.5 million.

London Market.  Gross premiums written in the London Market division for the year ended December 31, 2008 were $381.7 million, an increase of $31.8 million, or 9.1%, compared to $349.9 million for the year ended December 31, 2007. These amounts represent 16.7% of our gross premiums written for the year ended December 31, 2008 and 15.3% in 2007. Gross premiums written across each unit of the London Market division were as follows:

•	London branch — Gross premiums written of $129.1 million for the year ended December 31, 2008 decreased $16.2 million, or 11.1%, compared to $145.3 million for the year ended December 31, 2007. Gross premiums written for property business, which represent 49.2% of the London branch for the year ended December 31, 2008, decreased by $3.9 million, or 5.8%, compared to 2007. Marine and aviation business decreased $7.9 million, or 14.3%, and casualty business decreased by $4.4 million, or 19.3% in 2008 compared to 2007.

•	Newline and NICL — Gross premiums written of $252.6 million for the year ended December 31, 2008 increased $48.0 million, or 23.5%, compared to $204.6 million for the year ended December 31, 2007. This increase is primarily due to new medical professional liability and motor business.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the year ended December 31, 2008 were $539.7 million, an increase of $7.4 million, or 1.4%, compared to $532.3 million for the year ended December 31, 2007. These amounts represent 23.5% of our gross premiums written for the year ended December 31, 2008 and 23.3% for the year ended December 31, 2007. Lines of business that experienced the greatest change in gross premiums written or were significant to the U.S. Insurance division for the year ended December 31, 2008 were as follows:

•	Professional liability gross premiums written decreased $8.4 million, or 6.0%, to $130.9 million for the year ended December 31, 2008, from $139.3 million for the year ended December 31, 2007. This class of business is the largest for the U.S. Insurance division and represents 24.3% of the total gross written premium in the division.

•	Medical professional liability gross premiums written were $113.9 million for the year ended December 31, 2008, a decrease of $16.3 million, or 12.5%, from $130.2 million for the year ended December 31, 2007. This decrease reflects the more competitive market conditions for 2008, as well as certain client groups retaining more exposure or self-insuring their own programs.

•	Specialty liability remained nearly flat, with $90.9 million in gross premiums written for the year ended December 31, 2008, versus $90.3 million for the year ended December 31, 2007.

•	Property and package business gross premiums written increased $43.0 million, to $111.5 million, for the year ended December 31, 2008, from $68.5 million for the year ended December 31, 2007. Contributing to this increase were the crop program, which increased by $33.2 million, and the offshore energy business, which increased by $13.7 million.

•	Commercial automobile gross premiums written increased $15.8 million, to $68.2 million, for the year ended December 31, 2008, from $52.4 million for the year ended December 31, 2007. This increase resulted from new programs in the logging and transportation industries.

•	Our personal automobile business, which primarily includes non-standard automobile business written in California, decreased $27.3 million, or 52.9%, to $24.3 million in gross premiums written for the year ended December 31, 2008, from $51.6 million for the year ended December 31, 2007. This decrease is primarily due to market conditions, which has resulted in the non-renewal of several programs.

Ceded Premiums Written.  Ceded premiums written for the year ended December 31, 2008 increased by $70.4 million, or 36.4%, to $263.7 million (11.5% of gross premiums written), from $193.3 million (8.5% of gross premiums written) for the year ended December 31, 2007. The increase in ceded premiums written was primarily related to (i) an increase in the London Market division of $31.0 million related to cessions associated with a new program incepting in 2008, (ii) the U.S. Insurance division of $37.0 million related to cessions associated with a new program incepting in 2008, and (iii) increased cessions on the crop program due to growth in the business and medical professional liability business due to an increase in quota share reinsurance ceded.

Net Premiums Written.  Net premiums written for the year ended December 31, 2008 decreased by $58.6 million, or 2.8%, to $2,030.8 million, from $2,089.4 million for the year ended December 31, 2007. Net premiums written represent gross premiums written less ceded premiums written. Net premiums written decreased over 2007 at a higher rate than gross premiums written, reflecting an increase in ceded premiums written during 2008.

	Year Ended
	December 31,		Change
Division	2008	2007	$	%

Americas	$760.7	$817.8	$(57.1)	(7.0)%
EuroAsia	569.3	542.1	27.2	5.0
London Market	306.5	305.6	0.9	0.3
U.S. Insurance	394.3	423.9	(29.6)	(7.0)

Total net premiums written	$2,030.8	$2,089.4	$(58.6)	(2.8)%

Americas.  Net premiums written in the Americas division for the year ended December 31, 2008 were $760.7 million, compared to $817.8 million for the 2007 period, a decrease of $57.1 million, or 7.0%. These amounts represented 37.5% of our net premiums written for the year ended December 31, 2008 and 39.1% for the year ended December 31, 2007. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 98.0% for both of the years ended December 31, 2008 and 2007.

The decrease in net premiums written in the Americas division is consistent with the 7.0% decrease in gross premiums written.

EuroAsia.  Net premiums written in the EuroAsia division for the year ended December 31, 2008 were $569.3 million, compared to $542.1 million for 2007, an increase of 5.0%. These amounts represented 28.0% of our net premiums written for the year ended December 31, 2008 and 25.9% for the year ended December 31, 2007. The net retention ratio for the year ended December 31, 2008 was 95.4%, compared to 95.8% for the year ended December 31, 2007.

The increase in net premiums written is consistent with the increase in gross premiums written, which was impacted by the foreign exchange rate movement and the modification to the estimating process discussed in the gross premiums written analysis.

London Market.  Net premiums written in the London Market division for the year ended December 31, 2008 were $306.5 million, compared to $305.6 million for the year ended December 31, 2007, an increase of 0.3%. These amounts represented 15.1% of our net premiums written for the year ended December 31, 2008 and 14.6% for the year ended December 31, 2007. The net retention ratio was 80.3% for the year ended December 31, 2008, compared to 87.3% for the year ended December 31, 2007.

The increase in net premiums written consisted of an increase in gross premiums written of $31.8 million, offset by an increase in ceded premiums written of $31.0 million. The increase in ceded premiums written was primarily related to a change in the retention level of Newline Syndicate 1218’s excess of loss contracts and an increase in cessions associated with a new program incepting in 2008.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the year ended December 31, 2008 were $394.3 million, compared to $423.9 million for the year ended December 31, 2007, a decrease of 7.0%. These amounts represented 19.4% of our net premiums written for the year ended December 31, 2008 and 20.3% for the year ended December 31, 2007. The net retention ratio was 73.1% for the year ended December 31, 2008, compared to 79.6% for the year ended December 31, 2007.

The decrease in net premiums written consisted of an increase in gross premiums written of $7.4 million, offset by an increase in ceded premiums written of $37.0 million. The increase in ceded premiums written was attributable to cessions associated with a new program incepting in 2008 and increased cessions on the crop program and medical professional liability business due to an increase in quota share reinsurance ceded.

Net Premiums Earned.  Net premiums earned for the year ended December 31, 2008 decreased by $44.1 million, or 2.1%, to $2,076.4 million, from $2,120.5 million for the year ended December 31, 2007. Net premiums earned decreased in the Americas division by $61.8 million, or 7.3%, and in the U.S. Insurance division of $13.5 million, or 3.2%, offset by an increase in the EuroAsia division of $23.4 million, or 4.3% and in the London Market division by $7.8 million, or 2.5%.

Losses and Loss Adjustment Expenses.  Net losses and LAE increased $100.3 million, or 7.1%, to $1,508.7 million for the year ended December 31, 2008, from $1,408.4 million for the year ended December 31, 2007, as follows (in millions):

	Year Ended
	December 31,		Change
	2008	2007	$	%

Gross losses and LAE incurred	$1,736.0	$1,514.3	$221.7	14.6%
Less: ceded losses and LAE incurred	227.3	105.9	121.4	114.6

Net losses and LAE incurred	$1,508.7	$1,408.4	$100.3	7.1%

The increase in net losses and LAE incurred of $100.3 million was principally related to an increase in current year catastrophe events of $158.8 million, to $264.7 million for the year ended December 31, 2008, from $105.9 million for the year ended December 31, 2007. This increase was partially offset by a decrease in prior period losses of $50.6 million, to a decrease of $10.1 million for the year ended December 31, 2008, from an increase of $40.5 million for the year ended December 31, 2007. Losses and LAE for the year ended December 31, 2008 included $143.8 million attributable to Hurricane Ike, $45.9 million related to the China winter storm, $19.1 million related to Windstorm Emma, $11.3 million related to Hurricane Gustav and a decrease in prior period losses of $10.1 million, principally attributable to decreased loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions, partially offset by increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. Losses and LAE for the year ended December 31, 2007 included $38.5 million for Windstorm Kyrill, $12.3 million for Cyclone Gonu, $10.0 million for the Mexico flood in Tabasco and an increase in prior period losses of $40.5 million, predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division, partially offset by reduced loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions.

Ceded losses and LAE incurred for the year ended December 31, 2008 increased by $121.4 million, or 114.6%, to $227.3 million, from $105.9 million for the year ended December 31, 2007. This increase was principally related to loss cessions on Hurricane Ike and increased loss cessions related to our crop business.

The loss and LAE ratio for the years ended December 31, 2008 and 2007 and the percentage point change for each of our divisions and in total are as follows:

	Year Ended		Percentage
	December 31,		Point
Division	2008	2007	Change

Americas	82.8%	78.6%	4.2
EuroAsia	70.1	64.2	5.9
London Market	59.9	49.0	10.9
U.S. Insurance	66.8	57.8	9.0

Total loss and LAE ratio	72.7%	66.4%	6.3

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2008 and 2007 (in millions):

Year Ended December 31, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$645.5	82.8%	$397.2	70.1%	$188.6	59.9%	$277.4	66.8%	$1,508.7	72.7%

Catastrophe Losses:
2008 Events:
Hurricane Ike	93.9	12.0	0.7	0.1	23.1	7.3	26.1	6.2	143.8	7.0
China winter storm	—	—	45.9	8.2	—	—	—	—	45.9	2.2
Windstorm Emma	—	—	19.1	3.4	—	—	—	—	19.1	0.9
Hurricane Gustav	9.3	1.2	—	—	0.5	0.2	1.5	0.4	11.3	0.5
Australian floods	8.2	1.1	2.9	0.5	—	—	—	—	11.1	0.5
China earthquake	—	—	5.1	0.9	—	—	—	—	5.1	0.2
Other 2008 events	17.9	2.3	7.6	1.3	2.9	0.9	—	—	28.4	1.4

Total 2008 events	129.3	16.6	81.3	14.4	26.5	8.4	27.6	6.6	264.7	12.7
Prior Period Events:
Hurricanes Katrina, Rita and Wilma — 2005	(6.8)	(0.9)	—	—	3.6	1.1	—	—	(3.2)	(0.2)
Other prior period events	(5.0)	(0.6)	(2.2)	(0.4)	(6.7)	(2.1)	—	—	(13.9)	(0.6)

Total catastrophe losses	117.5	15.1	79.1	14.0	23.4	7.4	27.6	6.6	247.6	11.9

Prior period loss development including prior period catastrophe losses	$66.6	8.5%	$(2.4)	(0.4)%	$(40.0)	(12.7)%	$(34.3)	(8.3)%	$(10.1)	(0.5)%

Year Ended December 31, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$661.5	78.6%	$348.6	64.2%	$150.4	49.0%	$247.9	57.8%	$1,408.4	66.4%

Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	26.8	5.0	11.7	3.8	—	—	38.5	1.8
Cyclone Gonu, Oman	—	—	12.3	2.3	—	—	—	—	12.3	0.6
Mexico flood in Tabasco	10.0	1.2	—	—	—	—	—	—	10.0	0.5
Jakarta floods	—	—	5.6	1.0	—	—	—	—	5.6	0.3
UK floods	—	—	—	—	5.1	1.7	—	—	5.1	0.2
Peru earthquake	5.0	0.6	—	—	—	—	—	—	5.0	0.2
Other 2007 events	17.0	2.0	8.7	1.6	3.7	1.2	—	—	29.4	1.4

Total 2007 events	32.0	3.8	53.4	9.9	20.5	6.7	—	—	105.9	5.0
Prior Period Events:
Hurricanes Katrina, Rita and Wilma — 2005	6.6	0.8	—	—	(1.4)	(0.5)	(0.1)	—	5.1	0.2
Other prior period events	5.1	0.6	(3.1)	(0.6)	(6.2)	(2.0)	—	—	(4.2)	(0.2)

Total catastrophe losses	43.7	5.2	50.3	9.3	12.9	4.2	(0.1)	—	106.8	5.0

Prior period loss development including prior period catastrophe losses	$143.1	17.0%	$(6.9)	(1.3)%	$(57.0)	(18.6)%	$(38.7)	(9.0)%	$40.5	1.9%

Americas Division — Losses and LAE decreased $16.0 million, or 2.4%, to $645.5 million for the year ended December 31, 2008, from $661.5 million for the year ended December 31, 2007. This resulted in a loss and LAE ratio of 82.8% for the year ended December 31, 2008, compared to 78.6% for the year ended December 31, 2007. This decrease in losses and LAE was principally due to a decrease in prior period losses of $76.5 million, to $66.6 million for the year ended December 31, 2008, from $143.1 million for the year ended December 31, 2007, and a decrease in loss exposure associated with a decrease in net premiums earned of $61.8 million. These decreases were partially offset by an increase in current year catastrophe events of $97.3 million, to $129.3 million for the year ended December 31, 2008, from $32.0 million for the year ended December 31, 2007. For the year ended December 31, 2008, losses and LAE included $93.9 million for Hurricane Ike, $9.3 million for Hurricane Gustav, $8.2 million for Australian floods and prior period losses of $66.6 million, principally attributable to loss emergence greater than expectations in the period on asbestos. Losses and LAE for the year ended December 31, 2007 included $10.0 million for the Mexico flood in Tabasco and prior period losses of $143.1 million, which included $11.7 million for increased loss estimates on prior period catastrophe events, principally attributable to Hurricanes Katrina and Wilma, $77.4 million for increased asbestos and environmental loss estimates, principally attributable to the annual review of these exposures, and $21.2 million related to settlement of litigation in the period, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business.

EuroAsia Division — Losses and LAE increased $48.6 million, or 13.9%, to $397.2 million for the year ended December 31, 2008, from $348.6 million for the year ended December 31, 2007. This resulted in a loss and LAE ratio of 70.1% for the year ended December 31, 2008, compared to 64.2% for the year ended December 31, 2007. This increase in losses and LAE was principally due to an increase in current year catastrophe events of $27.9 million, to $81.3 million for the year ended December 31, 2008, from $53.4 million for the year ended December 31, 2007, and an increase in loss exposure associated with an increase in net premiums earned of $23.4 million. For the year ended December 31, 2008, losses and LAE included $45.9 million for the China winter storm, $19.1 million for Windstorm Emma, $5.1 million for the China earthquake and a decrease in prior period losses of $2.4 million, principally attributable to loss emergence lower than expectations in the period on credit business, partially offset by loss emergence greater than expectations in the period on miscellaneous property lines of business. Losses and LAE for the year ended December 31, 2007 included $26.8 million for Windstorm Kyrill, $12.3 million for Cyclone Gonu, $5.6 million for the Jakarta floods and a reduction in prior period losses of $6.9 million, principally attributable to favorable loss emergence on credit and miscellaneous property lines of business, partially offset by increased loss estimates on motor and liability exposures.

London Market Division — Losses and LAE increased $38.2 million, or 25.4%, to $188.6 million for the year ended December 31, 2008, from $150.4 million for the year ended December 31, 2007. This resulted in a loss and LAE ratio of 59.9% for the year ended December 31, 2008, compared to 49.0% for the year ended December 31, 2007. This increase in losses and LAE was principally due to an increase in prior period losses of $17.0 million, to a decrease of $40.0 million for the year ended December 31, 2008, from a decrease of $57.0 million for the year ended December 31, 2007, and an increase in current year catastrophe events. Current year catastrophe events increased $6.0 million, to $26.5 million for the year ended December 31, 2008, from $20.5 million for the year ended December 31, 2007. For the year ended December 31, 2008, losses and LAE included $23.1 million attributable to Hurricane Ike and reflected a decrease in prior period losses of $40.0 million, principally due to loss emergence lower than expectations in the period on professional liability and miscellaneous property lines of business. For the year ended December 31, 2007, losses and LAE included $11.7 million for Windstorm Kyrill, $5.1 million for floods in the United Kingdom and reflected a reduction in prior period losses of $57.0 million, principally due to favorable loss emergence on liability, property catastrophe and other miscellaneous property lines of business in the period.

U.S. Insurance Division — Losses and LAE increased $29.5 million, or 11.9%, to $277.4 million for the year ended December 31, 2008, from $247.9 million for the year ended December 31, 2007. This resulted in a loss and LAE ratio of 66.8% for the year ended December 31, 2008, compared to 57.8% for the year ended December 31, 2007. This increase in losses and LAE for the year ended December 31, 2008 was related to current year catastrophe losses of $27.6 million, principally attributable to Hurricane Ike. For the years ended December 31, 2008 and 2007, prior period losses decreased by $34.3 million and $38.7 million, respectively, principally due to loss emergence lower than expectations on professional liability business in each period.

Acquisition Costs.  Acquisition costs for the year ended December 31, 2008 were $418.0 million, a decrease of $19.3 million or 4.4%, compared to $437.3 million for the year ended December 31, 2007. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.1% for the year ended December 31, 2008, compared to 20.6% for the year ended December 31, 2007, a decrease of 0.5 points. The Americas divisions’ acquisition ratios increased by 0.2 points, while the EuroAsia, London Market and U.S. Insurance divisions’ acquisition ratios decreased by 1.6, 0.1 and 0.5 points, respectively.

Acquisition costs are reduced by ceding commissions related to our Whole Account and Facultative Excess of Loss Agreements of $1.2 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively. Ceding commissions due under certain of our Whole Account Excess of Loss Agreements are deferred and will be received by us in future periods. Ceding commissions related to our Whole Account Excess of Loss Agreements have therefore been recorded at their present value, with the discount amortized over the expected collection period. For years ended December 31, 2008 and 2007, the discount amortized and included in ceding commissions was $1.3 million and $2.8 million, respectively.

Other Underwriting Expenses.  Other underwriting expenses for the year ended December 31, 2008 were $175.0 million, compared to $178.6 million for the year ended December 31, 2007. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.4% for each of the years ended December 31, 2008 and December 31, 2007.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the years ended December 31, 2008 and 2007, for each of our divisions:

	Year Ended		Percentage
	December 31,		Point
Division	2008	2007	Change

Americas	32.5%	32.1%	0.4
EuroAsia	26.0	27.5	(1.5)
London Market	26.0	26.3	(0.3)
U.S. Insurance	26.7	26.8	(0.1)

Total acquisition costs and other underwriting expense ratio	28.5%	29.1%	(0.6)

The GAAP combined ratio is the sum of losses and LAE as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 101.2% for the year ended December 31, 2008, compared to 95.5% for the year ended December 31, 2007. The following table reflects the combined ratio for the years ended December 31, 2008 and 2007 for each of our divisions:

	Year Ended		Percentage
	December 31,		Point
Division	2008	2007	Change

Americas	115.3%	110.7%	4.6
EuroAsia	96.1	91.7	4.4
London Market	85.9	75.3	10.6
U.S. Insurance	93.5	84.6	8.9

Total combined ratio	101.2%	95.5%	5.7

Investment Results

Net Investment Income.  Net investment income for the year ended December 31, 2008 decreased by $74.2 million, or 22.5%, to $255.2 million, from $329.4 million for the year ended December 31, 2007. Net investment income is comprised of gross investment income of $295.5 million less investment expenses of $40.3 million for the year ended December 31, 2008, compared to gross investment income of $368.1 million less investment expenses of $38.7 million for the year ended December 31, 2007. The decrease in net investment income for the year ended December 31, 2008 is primarily attributable to the following:

•	Investment income from fixed income securities was $197.1 million for the year ended December 31, 2008, a decrease of $8.8 million, or 4.3%, compared to the corresponding period in 2007. An increase in the average amortized cost of our fixed income securities for the year ended December 31, 2008, compared to the corresponding period in 2007, was offset by a decrease in the investment yield, resulting in a decrease in investment income;

•	a decrease of $3.3 million, or 8.8%, in net investment income from equity investments for the year ended December 31, 2008, compared to the corresponding period in 2007. Net income of common stocks, at equity, decreased by $12.8 million, partially due to the sale of Hub in June 2007, offset by an increase in dividends on common stocks of $9.5 million;

•	a decrease in net investment income from short-term investments and cash of $26.9 million, or 33.7%, for the year ended December 31, 2008, compared to the corresponding period in 2007, which is representative of a decrease in short-term interest rates during the period;

•	a decrease in net investment income from other invested assets of $33.5 million, or 74.7%, for the year ended December 31, 2008, compared to the corresponding period in 2007, which primarily reflects a decrease in investment income from hedge funds and private equity funds accounted for under the equity method.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balance was 3.3% and 4.5% for the year ended December 31, 2008 and 2007, respectively.

Interest expense on funds held, which primarily relates to our Whole Account and Facultative Excess of Loss Agreements and is included in investment expenses, of $5.3 million for the year ended December 31, 2008, represents a decrease of $2.7 million, or 33.8%, from $8.0 million for the year ended December 31, 2007. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

Net Realized Investment Gains.  Net realized investment gains of $692.3 million for the year ended December 31, 2008 increased by $153.2 million, from $539.1 million for the year ended December 31, 2007. The increase in net realized investment gains is principally due to the following:

•	an increase in net realized investment gains on derivatives of $668.0 million, primarily attributable to the net change in fair value of our credit default swaps and of our total return swaps on indexes, caused by widening credit spreads and declining equity indexes, respectively; and

•	higher net realized investment gains on fixed income securities of $110.1 million; offset by:

•	a decrease in foreign exchange realized investment gains on short-term investments of $134.4 million resulting from the strengthening of the U.S. dollar versus foreign currencies;

•	a decrease in net mark-to-market realized investment gains of $47.6 million on short positions;

•	lower net realized investment gains on equity securities of $435.1 million, which included other-than-temporary write-downs of equity securities of $339.0 million and $42.1 million for the years ended December 31, 2008 and 2007, respectively. The year ended December 31, 2007 included gains of $119.2 million related to the sale of Hub International Limited shares;

•	lower net realized investment gains on other securities of $7.4 million; and

•	lower net realized investment gain on preferred stock of $0.4 million.

During the year ended December 31, 2008, net realized investment gains were reduced by other-than-temporary impairment losses of $358.7 million, comprised of fixed income securities of $18.9 million, equity securities of $339.0 million and preferred stock of $0.8 million. During the year ended December 31, 2007, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $59.8 million, comprised of fixed income securities, common and preferred stock. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities, and the ability of the security to recover its value could not be reasonably assured.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net for the year ended December 31, 2008, were $60.4 million, compared to $14.0 million for the year ended December 31, 2007. Other expenses are primarily comprised of operating expenses at our holding company, including audit related fees, corporate-related legal fees, consulting fees, and compensation expense and foreign currency exchange gains and losses. The increase of $46.4 million for the year ended December 31, 2008 compared to 2007 is primarily comprised of $45.8 million related to foreign exchange related adjustments.

Interest Expense.  We incurred interest expense, related to our debt obligations, of $34.2 million and $37.7 million for the years ended December 31, 2008 and 2007, respectively. The lower amount of interest expense in 2008 primarily resulted from the decrease in interest rates on our Series A, B, and C floating rate senior notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the year ended December 31, 2008 decreased by $39.2 million, to a provision of $278.5 million, compared to a provision of

$317.7 million for the year ended December 31, 2007, resulting from decreased pre-tax income. Our effective tax rates were 33.7% and 34.8% for the years ended December 31, 2008 and 2007, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $7.4 million and $8.3 million in the years ended December 31, 2008 and 2007, respectively.

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

Americas.  Gross premiums written in the Americas division for the year ended December 31, 2007 were $834.9 million, a decrease of $89.3 million, or 9.7%, as compared to $924.2 million for the year ended December 31, 2006. These amounts represent 36.6% of our gross premiums written for the year ended December 31, 2007 and 39.6% in 2006. Gross premiums written across each geographic region of the Americas are as follows:

•	United States — Gross premiums written of $650.6 million for the year ended December 31, 2007 decreased $105.8 million, or 14.0%, compared to $756.4 million for the year ended December 31, 2006. The decrease in the United States relates to all classes of business. Property business decreased by $44.2 million, or 23.0%, to $148.1 million in 2007 from $192.3 million in 2006 as we reduced our proportional catastrophe exposed business in certain peak zones. Treaty and facultative casualty business decreased by $52.0 million, or 10.3%, to $452.0 million in 2007 from $504.0 million in 2006 due to an increase in competitive market conditions and the nonrenewal of certain business that did not meet our underwriting criteria. All other classes of business accounted for the remaining decrease of $9.6 million.

•	Latin America — Gross premiums written of $141.4 million for the year ended December 31, 2007 increased $6.5 million, or 4.8%, compared to $134.9 million for the year ended December 31, 2006. The increase is primarily the result of increased writings of property facultative business on both a new and renewal basis.

•	Canada — Gross premiums written of $43.3 million for the year ended December 31, 2007 increased $11.3 million, or 35.3%, compared to $32.0 million for the year ended December 31, 2006, due to the nonrenewal in 2006 of certain treaties, which included the return of unearned premium to the ceding company.

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

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the year ended December 31, 2007 were $532.3 million, an increase of $22.7 million, or 4.4%, as compared to $509.6 million for the year ended December 31, 2006. These amounts represent 23.3% of our gross premiums written for the year ended December 31, 2007 and 21.8% in 2006. Gross premiums written in our specialty insurance unit increased by $45.3 million, or 12.7%, offset by a decrease in medical professional liability business of $22.6 million, or 14.8%. Gross premiums written across each line of business is as follows:

•	Professional liability, our largest class of business, gross premiums written increased $8.3 million, or 6.3%, to $139.3 million for the year ended December 31, 2007, from $131.0 million for the year ended December 31, 2006. This primarily resulted from expansion in the environmental specialists and architects and engineers classes of business.

•	Medical professional liability gross premiums written were $130.2 million for the year ended December 31, 2007, a decrease of $22.6 million, or 14.8%, from $152.8 million for the year ended December 31, 2006. The medical professional liability class of business is experiencing a softening market.

•	Specialty liability increased $8.5 million to $90.3 million for the year ended December 31, 2007, from $81.8 million for the year ended December 31, 2006. This increase resulted from higher production in ongoing accounts.

•	Property and package business increased $37.8 million to $68.5 million for the year ended December 31, 2007, from $30.7 million for the year ended December 31, 2006. This primarily resulted from new agriculture business and offshore energy business.

•	Commercial automobile increased $16.8 million to $52.4 million for the year ended December 31, 2007, from $35.6 million for the year ended December 31, 2006. This increase resulted from increased production of ongoing accounts.

•	Our personal automobile business, which primarily includes non-standard automobile business written in California and Florida, decreased $26.1 million, or 33.6%, to $51.6 million for the year ended December 31, 2007, from $77.7 million for the year ended December 31, 2006. This decrease is primarily due to market conditions, which has resulted in the non-renewal of several programs.

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

	Year Ended
	December 31,		Change
Division	2007	2006	$	%

Americas	$817.8	$897.8	$(80.0)	(8.9)%
EuroAsia	542.1	542.5	(0.4)	(0.1)
London Market	305.6	312.5	(6.9)	(2.2)
U.S. Insurance	423.9	408.1	15.8	3.9

Total net premiums written	$2,089.4	$2,160.9	$(71.5)	(3.3)%

Americas.  Net premiums written in the Americas division for the year ended December 31, 2007 were $817.8 million, compared to $897.8 million for the 2006 period, a decrease of 8.9%. These amounts represented 39.1% of our net premiums written for the year ended December 31, 2007 and 39.6% for the year ended December 31, 2006. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 98.0% for the year ended December 31, 2007, compared to 97.1% for the year ended December 31, 2006.

The decrease in net premiums written in the Americas division is consistent with the 9.7% decrease in gross premiums written.

EuroAsia.  Net premiums written in the EuroAsia division for the year ended December 31, 2007 were $542.1 million, compared to $542.5 million for 2006, a decrease of 0.1%. These amounts represented 25.9% of our net premiums written for the year ended December 31, 2007 and 24.0% for the year ended December 31, 2006. The net retention ratio for the year ended December 31, 2007 was 95.8%, compared to 96.7% for the year ended December 31, 2006.

The increase in net premiums written is consistent with an increase in gross premiums written.

London Market.  Net premiums written in the London Market division for the year ended December 31, 2007 were $305.6 million, compared to $312.5 million for 2006, a decrease of 2.2%. These amounts represented 14.6% of our net premiums written for the year ended December 31, 2007 and 14.5% for the year ended December 31, 2006. The net retention ratio was 87.3% for the year ended December 31, 2007, compared to 91.7% for the year ended December 31, 2006.

The decrease in net premiums written consisted of an increase in gross premiums written of $9.2 million, offset by an increase in ceded premiums written of $16.2 million. The increase in ceded premiums written was primarily related to a change in the retention level of Newline Syndicate 1218’s excess loss contracts.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the year ended December 31, 2007 were $423.9 million, compared to $408.1 million for the year ended December 31, 2006, an increase of 3.9%. These amounts represented 20.3% of our net premiums written for the year ended December 31, 2007 and 21.8% for the year ended December 31, 2006. The net retention ratio was 79.6% for the year ended December 31, 2007, compared to 80.1% for the year ended December 31, 2006.

The increase in net premiums written consisted of an increase in gross premiums written of $22.7 million and by an increase in ceded premiums written of $6.8 million. The increase in ceded premiums written was attributable to cessions associated with increased cessions on the medical professional liability business.

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

The decrease in net losses and LAE incurred was principally related to a decrease of $99.4 million in prior period losses, to $40.5 million for the year ended December 31, 2007, from $139.9 million for the year ended December 31, 2006, and a decrease in loss exposure associated with a decrease in net premiums earned of $105.3 million. This decrease was partially offset by an increase in current year catastrophe losses of $71.0 million, to $105.9 million for the year ended December 31, 2007, from $34.9 million for the year ended December 31, 2006. Losses and LAE for the year ended December 31, 2007 included an increase in prior period losses of $40.5 million, predominantly attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division, partially offset by reduced loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market and U.S. Insurance divisions. Losses and LAE for the year ended December 31, 2006 included an increase in prior period losses of $139.9 million, which included $42.6 million on prior period catastrophe events, principally due to an increase in loss estimates on marine business for Hurricane Rita and the triggering of industry loss warranty contracts written by us for Hurricane Wilma due to unexpected deterioration in industry-wide Wilma loss estimates as well as unexpected loss emergence on Florida proportional property accounts in the period. The remaining amount of prior period losses of $97.3 million in 2006 was predominantly attributable to increased loss estimates on non-catastrophe business in the Americas division of $169.7 million, which included $27.1 million for increased asbestos loss estimates, principally attributable to the annual review of this exposure, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business. This increase was partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on non-catastrophe business written in the EuroAsia, London Market and U.S. Insurance divisions.

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

The loss and LAE ratio for the years ended December 31, 2007 and 2006 and the percentage point change for each of our divisions and in total are as follows:

	Year Ended		Percentage
	December 31,		Point
Division	2007	2006	Change

Americas	78.6%	78.5%	0.1
EuroAsia	64.2	60.3	3.9
London Market	49.0	54.7	(5.7)
U.S. Insurance	57.8	55.8	2.0

Total loss and LAE ratio	66.4%	66.7%	(0.3)

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2007 and 2006 (in millions):

Year Ended December 31, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$661.5	78.6%	$348.6	64.2%	$150.4	49.0%	$247.9	57.8%	$1,408.4	66.4%

Catastrophe Losses:
2007 Events:
Windstorm Kyrill	—	—	26.8	5.0	11.7	3.8	—	—	38.5	1.8
Cyclone Gonu, Oman	—	—	12.3	2.3	—	—	—	—	12.3	0.6
Mexico flood in Tabasco	10.0	1.2	—	—	—	—	—	—	10.0	0.5
Jakarta floods	—	—	5.6	1.0	—	—	—	—	5.6	0.3
UK floods	—	—	—	—	5.1	1.7	—	—	5.1	0.2
Peru earthquake	5.0	0.6	—	—	—	—	—	—	5.0	0.2
Other 2007 events	17.0	2.0	8.7	1.6	3.7	1.2	—	—	29.4	1.4

Total 2007 events	32.0	3.8	53.4	9.9	20.5	6.7	—	—	105.9	5.0
Prior Period Events:
Hurricanes Katrina, Rita and Wilma — 2005	6.6	0.8	—	—	(1.4)	(0.5)	(0.1)	—	5.1	0.2
Other prior period events	5.1	0.6	(3.1)	(0.6)	(6.2)	(2.0)	—	—	(4.2)	(0.2)

Total catastrophe losses	43.7	5.2	50.3	9.3	12.9	4.2	(0.1)	—	106.8	5.0

Prior period loss development including prior period catastrophe losses	$143.1	17.0%	$(6.9)	(1.3)%	$(57.0)	(18.6)%	$(38.7)	(9.0)%	$40.5	1.9%

Year Ended December 31, 2006

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$765.8	78.5%	$320.4	60.3%	$182.5	54.7%	$215.5	55.8%	$1,484.2	66.7%

Catastrophe Losses:
Total 2006 events	12.7	1.3	19.4	3.7	2.8	0.8	—	—	34.9	1.6
Prior Period Events:
Hurricanes Katrina, Rita and Wilma — 2005	35.8	3.7	0.2	—	12.2	3.7	1.2	0.3	49.4	2.2
Other prior period events	7.2	0.7	(4.2)	(0.8)	(8.6)	(2.6)	(1.2)	(0.3)	(6.8)	(0.3)

Total catastrophe losses	55.7	5.7	15.4	2.9	6.4	1.9	—	—	77.5	3.5

Prior period loss development including prior period catastrophe losses	$212.7	21.8%	$(9.0)	(1.7)%	$(24.8)	(7.4)%	$(39.0)	(10.1)%	$139.9	6.3%

Americas Division — Losses and LAE decreased $104.3 million, or 13.6%, to $661.5 million for the year ended December 31, 2007, from $765.8 million for the year ended December 31, 2006. This resulted in a loss and LAE ratio of 78.6% for the year ended December 31, 2007, compared to 78.5% for the year ended December 31, 2006. The decrease in losses and LAE was principally due to a decrease in prior period losses of $69.6 million, to $143.1 million for the year ended December 31, 2008, from $212.7 million for the year ended December 31, 2007, and a decrease in loss exposure associated with a decrease in net premiums earned of $133.2 million. Losses and LAE for the year ended December 31, 2007 included $10.0 million for the Mexico flood in Tabasco and prior period losses of $143.1 million, which included $11.7 million for increased loss estimates on prior period catastrophe events, principally attributable to Hurricanes Katrina and Wilma, $77.4 million for increased asbestos and environmental loss estimates, principally attributable to the annual review of these exposures, and $21.2 million related to settlement of litigation during the period, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business. Losses and LAE for the year ended December 31, 2006 included prior period losses of $212.7 million, which included $43.0 million for increased loss estimates on prior period catastrophe events, principally attributable to Hurricanes Rita and Wilma. In addition, asbestos loss estimates were increased by $27.1 million, principally attributable to the annual review of this exposure. The remaining prior period losses of $142.6 million were principally attributable to loss emergence greater than expectations in the period on U.S. casualty business.

EuroAsia Division — Losses and LAE increased $28.2 million, or 8.8%, to $348.6 million for the year ended December 31, 2007, from $320.4 million for the year ended December 31, 2006. This resulted in a loss and LAE ratio of 64.2% for the year ended December 31, 2007, compared to 60.3% for the year ended December 31, 2006. The increase in losses and LAE was principally due to an increase in current year catastrophe losses of $34.0 million, to $53.4 million for the year ended December 31, 2007, from $19.4 million for the year ended December 31, 2006. Losses and LAE for the year ended December 31, 2007 included $26.8 million for Windstorm Kyrill, $12.3 million for Cyclone Gonu, $5.6 million for the Jakarta floods and a reduction in prior period losses of $6.9 million, principally attributable to favorable loss emergence on credit and miscellaneous property lines of business, partially offset by increased loss estimates on motor and liability exposures. Losses and LAE for the year ended December 31, 2006 included a reduction in prior period losses of $9.0 million, principally due to favorable emergence on property catastrophe, marine and credit lines of business in the period.

London Market Division — Losses and LAE decreased $32.1 million, or 17.6%, to $150.4 million for the year ended December 31, 2007, from $182.5 million for the year ended December 31, 2006. This resulted in a loss and LAE ratio of 49.0% for the year ended December 31, 2007, compared to 54.7% for the year ended December 31, 2006. The decrease in losses and LAE was principally due to a reduction in prior period losses of $32.2 million, to a decrease of $57.0 million for the year ended December 31, 2007, from a decrease of $24.8 million for the year ended December 31, 2006, and a decrease in loss exposure associated with a decrease in net premiums earned of $26.7 million. For the year ended December 31, 2007, losses and LAE included $11.7 million for Windstorm Kyrill, $5.1 million for floods in the United Kingdom and reflected a reduction in prior period losses of $57.0 million, principally due to favorable loss emergence on liability, property catastrophe and other miscellaneous property lines of business in the period. For the year ended December 31, 2006, losses and LAE included a reduction in prior period losses of $24.8 million principally due to favorable loss emergence on satellite, accident and health, non-catastrophe property and aviation exposures in the period, and included a $3.6 million increase on prior period catastrophe losses, principally Hurricane Rita.

U.S. Insurance Division — Losses and LAE increased $32.4 million, or 15.0%, to $247.9 million for the year ended December 31, 2007, from $215.5 million for the year ended December 31, 2006. This resulted in a loss and LAE ratio of 57.8% for the year ended December 31, 2007, compared to 55.8% for the year ended December 31, 2006. The increase in losses and LAE was principally related to an increase in loss exposure associated with an increase in net premiums earned of $42.8 million. For the years ended December 31, 2007 and 2006, prior period losses decreased by $38.7 million and $39.0 million, respectively, principally due to loss emergence lower than expectations on professional liability business in each period.

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

Liquidity and Capital Resources

Our shareholders’ equity increased by $173.0 million, or 6.5%, to $2,827.7 million as of December 31, 2008, from $2,654.7 million as of December 31, 2007. The net increase as of December 31, 2008 compared to December 31, 2007 was primarily attributable to net income of $549.0 million, an increase in foreign currency translation adjustments of $4.1 million and a decrease in pension plan liability of $7.8 million, both components of accumulated other comprehensive income. Offsetting these increases were the repurchase of $351.4 million of our common shares, under our share repurchase program, a decrease in the net unrealized appreciation on securities of $13.1 million, and dividends on preferred and common shares of $24.7 million. Our book value per common share was $45.37 as of December 31, 2008, representing an increase of $8.59, or 23.4%, from our book value per common share of $36.78 as of December 31, 2007.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, as used in the book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their return on equity calculation.

	December 31
	2008	2007
	(In millions, except per share
	and share amounts)

Total shareholders’ equity	$2,827.7	$2,654.7
Less: shareholders’ equity related to preferred stock	94.4	97.5

Total common shareholders’ equity	$2,733.3	$2,557.2

Common shares outstanding	60,242,949	69,521,494

Book value per common share	$45.37	$36.78

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. Holding company cash, cash equivalents and short-term investments totaled $23.9 million as of December 31, 2008, compared to $56.5 million as of December 31, 2007. Among the major activities that contributed to the decrease in the holding company’s cash, cash equivalents and short-term investments were: (i) the $354.1 million repurchase of our common shares, (ii) $33.8 million of interest paid on our debt obligations, (iii) $24.9 million of dividends paid on our common and preferred shares, (iv) $14.7 million of net tax payments and 5) $14.0 million of treasury shares repurchased. These payments were offset by $410.0 million of dividends received from Odyssey America in 2008. During the year ending December 31, 2009, Odyssey America can pay dividends of $544.8 million to the holding company, without requiring prior regulatory approval. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends on our common or preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. The holding company received dividends from Odyssey America of $410.0 million for the year ended December, 31 2008, compared to $155.0 million for the year ended December 31, 2007. The 2008 dividends to the holding company from Odyssey America included extraordinary dividends of $150.0 million and $100.0 million, which required and received the approval of the Connecticut Insurance Department, and were paid in the second and third quarters, respectively. The dividends have been and will continue to be used for general corporate purposes, which may include the continued repurchase of our common stock pursuant to our publicly announced share repurchase plan.

Odyssey America’s liquidity requirements are primarily met by cash flows from operating activities, which principally result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, on obligations existing as of December 31, 2008, net of associated reinsurance recoveries, of approximately $1.1 billion during 2009. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of December 31, 2008 our operating subsidiaries maintained cash and cash equivalents of $0.8 billion and short term investments of $1.2 billion, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums written throughout the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration in claim payments or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 89.3% of our total reinsurance recoverables as of December 31, 2008, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of December 31, 2008, net of the reserve for uncollectible reinsurance, was $83.0 million. The top ten reinsurers measured on total reinsurance recoverables represent $52.0 million, or 62.6%, of the total paid loss recoverable, of which $2.0 million is collateralized and the remaining $50.0 million is with highly rated companies. The remaining $31.0 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $3.5 million net of the reserve on uncollectible reinsurance.

Approximately $49.9 million of our total reinsurance paid recoverable is current billings, and $33.1 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.

Cash provided by operations was $112.1 million for the year ended December 31, 2008, compared to $157.4 million for the year ended December 31, 2007. This reflects a decrease in cash provided by operations of $45.3 million, or 28.8%, over the corresponding period of 2007.

Total investments and cash amounted to $7.9 billion as of December 31, 2008, an increase of $113.1 million compared to December 31, 2007. Our average invested assets were $7.8 billion for the year ended December 31, 2008, as compared to $7.4 billion for the year ended December 31, 2007. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our commitment to maintaining our financial strength and security. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, of $2.0 billion and $1.4 billion as of December 31, 2008 and 2007, respectively, represented 25.1% and 18.5%, respectively, of our total investments and cash, excluding cash and cash equivalents held as collateral. Total fixed income securities were $3.9 billion as of December 31, 2008, compared to $4.6 billion as of December 31, 2007. As of December 31, 2008, 81.9% of the fixed income securities portfolio was rated “AAA,” as measured by Standard and Poor’s, with 8.4% of securities rated below investment grade. U.S. Treasury notes and bonds were

$0.4 billion as of December 31, 2008, a decrease of $2.7 billion compared to December 31, 2007. Investments in fixed income securities of U.S. states, municipalities and political subdivisions were $2.3 billion at December 31, 2008, an increase of $2.1 billion over December 31, 2007. The duration of our investment portfolio, including short-term investments, cash and cash equivalents, was 6.8 years, compared to 5.1 years at December 31, 2007.

Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of December 31, 2008 and 2007, we had a receivable for securities sold of $6.3 million and $23.6 million, respectively, which are included in other assets, and payables for securities purchased of $126.6 million and $27.1 million, respectively, which are included in other liabilities.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year starting on March 15, 2007. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the years ended December 31, 2008 and 2007, the average annual interest rate on the Series C Notes was 5.71% and 7.93%, respectively.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us in 2009 at their par value, plus accrued and unpaid interest. For the year ended December 31, 2008, the average annual interest rate on each series of notes was 5.41%, compared to an average annual interest rate of 7.62% for the year ended December 31, 2007.

In December 2008, we entered into five-year interest rate swap contracts, with an aggregate notional value of $140.0 million, pursuant to which we receive a floating interest rate of three-month LIBOR and pay a fixed interest rate of 2.49% on the $140.0 million notional value of the underlying contracts.

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

On July 13, 2007, we entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by us, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits us to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support our insurance and reinsurance businesses. The Credit Agreement replaced our three-year, $150.0 million credit facility entered into as of September 23, 2005, which has been terminated, and the obligations there under have been satisfied.

As of December 31, 2008, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at our option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if our debt rating changes.

Due to the current global financial crisis, it is difficult to determine if we would be able to refinance our credit facility at the present time at the same pricing, terms and conditions, if the need were to arise. Similarly, due to the slowdown in the capital markets, it is difficult to determine our ability to refinance and issue debt or equity securities, if the need were to arise.

Please see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for complete disclosure of our debt obligations, common shares and preferred shares.

On June 15, 2007, our Board of Directors authorized a share repurchase program. Under the initial authorization, effective as of such date, we were authorized to repurchase shares of our common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200.0 million. On March 18, 2008, we announced that our Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. On September 3, 2008, we announced that our Board of Directors had increased the share repurchase plan by an additional $200.0 million, to a total repurchase authorization of $600.0 million, and extended the termination date of the repurchase program to December 31, 2009. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the year ended December 31, 2008, we repurchased and retired 9,480,756 shares of our common stock, at a cost of $351.4 million, an average repurchase price of $37.06 per share. From inception of the program through December 31, 2008, we have purchased and retired 12,117,745 shares of our common stock at a total cost of $445.8 million.

We participate in Lloyd’s through our 100% ownership of Newline Syndicate 1218 (“Syndicate 1218”), through which we provide 100% of the capacity for Syndicate 1218. The results of Syndicate 1218 are consolidated in our consolidated financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged securities and cash, with a fair value of $214.7 million as of December 31, 2008, in a deposit trust account in favor of the Society and Council of Lloyd’s. Securities held may be substituted with other securities with Lloyds’ approval. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligation to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at

Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent Capital (Holdings) PLC (“Advent”) to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 66.6% owned by Fairfax and its affiliates, which includes 14.4% held by us. nSpire Re had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. In consideration of Odyssey America pledging the assets, nSpire Re paid Odyssey America a fee equal to 2.0% per annum of the pledged assets, which we considered to be representative of commercial market terms. The securities were carried at fair value and were included in investments and cash in our consolidated balance sheets. Interest earned on the securities was included in investment income. The placement of funds at Lloyd’s was scheduled to automatically terminate effective no later than December 31, 2008 and any remaining pledged assets would have reverted to Odyssey America at that time. In January 2006, September 2006, June 2007, July 2008 and December 2008, Odyssey America received assets with par values of $48.6 million, $10.7 million, $14.6 million, $63.9 million and $24.2 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date. Following these returns of assets, and as of December 31, 2008, Lloyd’s has returned all the pledged assets related to Advent to Odyssey America, and Odyssey America has received a deed of total release with respect thereto.

During the year ended December 31, 2008, Odyssey America purchased 128,000 shares of our Series B preferred stock, with a liquidation preference of $3.1 million, for $1.7 million. As a result of the purchase of the Series B preferred shares, we recorded a gain of $1.4 million during the year ended December 31, 2008, which was recorded in net income to common shareholders’. As of December 31, 2008, 1,872,000 shares of our Series B preferred stock were outstanding.

On each of March 28, 2008 and June 27, 2008, we paid dividends of $0.0625 per common share. On July 31, 2008, we announced that our Board of Directors had approved a 20% increase in our quarterly common stock dividend, and declared a quarterly cash dividend of $0.075, which was paid on September 26, 2008. On December 2, 2008, our Board of Directors declared a quarterly cash dividend of $0.075 per common share, which was paid on December 30, 2008 to all common shareholders of record as of December 16, 2008. These common share dividends resulted in an aggregate annual dividend in 2008 of $0.275 per common share, totaling $17.4 million.

On December 2, 2008, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% Series A preferred shares and $0.4845313 per share on our floating rate Series B preferred shares. The total dividends of $1.9 million were paid on January 20, 2009 to Series A and Series B preferred shareholders of record on December 31, 2008.

For determining the fair value of our Level 1 investments, (approximately 40.2% of total invested assets and cash), we utilize quoted market prices. The majority of our Level 1 investments are common stocks that are actively traded in a public market, and cash, cash equivalents and short-term investments where the cost basis approximates fair value.

Our Level 2 investments (approximately 51.4% of total invested assets and cash), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, we utilize broker-dealer quotes, which include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures, which are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation.

During the year ended December 31, 2008, we purchased $72.7 million of investments that are classified as Level 3, (approximately 0.9% of total invested assets and cash). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. We have determined that our investments in Level 3 securities are not material to our operations.

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

These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance business. The financial strength ratings of our principal operating subsidiaries are as follows:

	A.M. Best	Standard & Poor’s	Moody’s

Odyssey America	“A” (Excellent)	“A-” (Strong)	“A3” (Good)
Hudson	“A” (Excellent)	Not Rated	Not Rated
Hudson Specialty	“A” (Excellent)	“A-” (Strong)	Not Rated

Our senior unsecured debt is currently rated “BBB-” by Standard & Poor’s, “Baa3” by Moody’s and “bbb” by A.M. Best. Our Series A and Series B preferred shares are currently rated “BB” by Standard & Poor’s, “Ba2” by Moody’s and “bb+” by A.M. Best. “See Part I, Item 1 — Business-Ratings” for further detail regarding the Company and its subsidiaries’ ratings.

Recent Accounting Pronouncements

Effective December 31, 2006, we began recognizing the funded status of our pension and postretirement plans in accordance with SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R).” SFAS 158 requires company plan sponsors to display the net funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains or losses reported as a component of accumulated other comprehensive income in stockholders’ equity in the year in which the change occurs. SFAS 158 also requires employers to measure plan assets and liabilities as of the date of their financial statements. Accordingly, the measurement date for two of our benefit plans has been changed from October 1 to December 31. We have elected to apply the “fifteen-month” approach for these two benefit plans, to measure plan assets and liabilities from the plans’ previous measurement date, October 1, 2007, for a fifteen-month period through December 31, 2008. On January 1, 2008, we recorded a transition adjustment of $1.2 million, net of tax, decreasing retained earnings, and $0.1 million, net of tax, increasing accumulated other comprehensive income, related to the change in the measurement date for the two benefit plans. SFAS 158 does not require retrospective application.

On January 1, 2007, we adopted SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard established a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by us under SFAS 133. As a result of the adoption of SFAS 155 on January 1, 2007, we no longer bifurcate the embedded derivatives included in certain fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments, which have been categorized as trading securities, are recorded as realized investment gains and losses in our consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and losses. Upon adoption, we recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007.

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

We elected to recognize accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. As of December 31, 2008 and 2007, we have not recorded any taxes, interest or penalties related to FIN 48.

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

Effective January 1, 2008, we adopted SFAS 157 and FSP FAS 157-2. Accordingly, the provisions of SFAS 157 were not applied to non-financial assets (goodwill and intangible assets) held by us and measured annually for impairment testing purposes only. The adoption of SFAS 157, for all other assets and liabilities held by us, did not have a material effect on our results of operations, financial position or liquidity. We will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and do not expect the provisions to have a material effect on our results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” to replace SFAS 141, “Business Combinations.” While several items from SFAS 141 were retained, including the acquisition method of accounting and the recognition of intangible assets separately from goodwill, SFAS 141(R) broadens its scope and establishes a definition of the acquirer and the acquisition date. SFAS 141(R) should be applied on a prospective basis in the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 141(R) will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies the definition of a non-controlling interest and the proper accounting for that entity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 will not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations,” to clarify the equity method accounting method and questions regarding the changes from current practices due to the adoption of SFAS 141(R) and SFAS 160. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning on or after December 15, 2008. As EITF 08-6 is effective, on a prospective basis, for new investments in fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. While earlier application is encouraged, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 does not require, but encourages comparative application to prior periods at the initial adoption date. Upon adoption of SFAS 161, we will include additional disclosures within our future consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which provides the framework necessary to determine the proper application of accounting principles in preparing financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The amendments to AU Section 411 are still in deliberations. The adoption of SFAS 162 will not have a material impact on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Accounting Principles Bulletin 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This statement does not change the accounting for convertible debt that does not offer a cash settlement feature, nor does it apply if the conversion feature is accounted for as an embedded derivative or for convertible preferred stock. FSP APB 14-1 is applicable to annual and interim periods beginning after December 15, 2008, however it must be applied on a retrospective basis for comparative purposes, even if the convertible debt did not exist as of the date of application. We will apply the provisions of FSP APB 14-1, effective January 1, 2009, related to the Convertible Notes that we issued in June 2002 (see Note 13). As of May 1, 2007, all of the Convertible Notes had been converted to common stock of the Company. The adoption of FSP APB 14-1 will not have a material impact on our financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The adoption of FSP EITF 03-6-1 will not have a material impact to our earnings per share calculation. If FSP EITF 03-6-1 had been applicable for the years ending December 31, 2008 and 2007, our diluted earnings per share would have been $8.44 per share and $8.19 per share, respectively.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require enhanced disclosures regarding the major categories of plan assets, concentrations of risk, inputs and valuation techniques used to measure the fair value of plan assets and the effect of using unobservable inputs (Level 3 classification under SFAS 157). The disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009.

Off-Balance Sheet Arrangements

We have certain business arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of December 31, 2008, our total investments and cash of $7.9 billion include $3.9 billion of fixed income securities that are subject to interest rate risk, foreign currency risk and credit risk.

Interest Rate Risk

The table below displays the potential impact (in millions) of fair value fluctuations on our fixed income securities portfolio as of December 31, 2008 and December 31, 2007, based on parallel 200 basis point shifts in interest rates, up and down, in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2008			As of December 31, 2007
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
	(In millions)

200 basis point rise	$3,276.0	$(656.5)	(16.7)%	$4,127.1	$(518.3)	(11.2)%
100 basis point rise	3,576.5	(356.0)	(9.1)	4,367.4	(278.0)	(6.0)
Base Scenario	3,932.5	—	—	4,645.4	—	—
100 basis point decline	4,307.9	375.4	9.5	4,969.1	323.7	7.0
200 basis point decline	4,637.2	704.7	17.9	5,335.9	690.5	14.9

The preceding table indicates an asymmetric fair value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represented 3% and 4% of the fair value of the total fixed income portfolio as of the years ended December 31, 2008 and 2007, respectively. The asymmetric fair value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting fair value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher fair values in that environment).

As of December 31, 2008, we had net unrealized gains of $115.6 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $285.1 million, offset by gross unrealized depreciation of $169.5 million, and includes gross unrealized appreciation of $258.6 million and gross unrealized depreciation of $167.0 million related to fixed income securities and common stocks carried at fair value.

As of December 31, 2008, we were party to floating to fixed interest rate swap contracts with a notional amount of $140.0 million. As of December 31, 2008, the fair value of these contracts is reported in other liabilities at $32.6 thousand. Interest rate swaps had net realized losses of $32.6 thousand as of December 31, 2008.

During the third quarter of 2008, we entered into Eurodollar futures contracts to manage our interest rate risk with respect to certain investments. A futures contract is a variation of a forward contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. We have entered into the long side, which agrees to buy the underlying currency at the future date at the agreed-upon price. As of December 31, 2008, we were party to futures contracts with a notional amount of $791.0 million. As of December 31, 2008, the fair value of these contracts is reported in other liabilities at $0.1 million. Futures contracts had net realized gains of $3.4 million for the year ended December 31, 2008.

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

As of December 31, 2008 and December 31, 2007, 91.6% and 96.1%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 8.4% and 3.9%, respectively, rated below investment grade.

In recent years, we purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry in the U.S. and worldwide, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. We obtain market derived fair values for our credit default swaps from third party providers, principally broker dealers. We assess the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The total cost of the credit default swaps was $30.8 million and $94.2 million as of December 31, 2008 and 2007, respectively, and the fair value was $82.8 million and $307.6 million, as of December 31, 2008 and 2007, respectively. The notional amount of the credit default swaps was $1.8 billion and $5.0 billion as of December 31, 2008 and 2007, respectively. The credit default swaps had net realized gains of $350.7 million and $298.3 million, and net realized losses of $22.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, our counterparties to these transactions have been required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at December 31, 2008 was $65.7 million, of which we do not have the right to sell or repledge $19.1 million. We have not exercised our right to sell or repledge the remaining $46.6 million of this collateral.

As of December 31, 2008, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions, and the timeliness of their interest and principal payments.

Equity Price Risk

In recent years, we have made investments in equity index and common stock total return swaps, as an “economic hedge” against a broad market downturn. During the fourth quarter of 2008, we removed this hedge on our equity portfolio by closing the swap contracts. The total return swaps had an aggregate notional amount of $691.0 million as of December 31, 2007. The margin maintenance requirement related to the total return swaps was $205.7 million as of December 31, 2007. As of December 31, 2007, we had provided $210.9 million of U.S. Treasury securities and municipal bonds as collateral for the swap transactions. The fair value of the equity index total return swaps, in the aggregate, was in a gain position as of December 31, 2007, and was recorded in other invested assets. We did not own common stock total return swaps as of December 31, 2007. Changes in the fair value of total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur.

In connection with the total return swap transactions, we owned a series of index call options on Standard and Poor’s depository receipts (“SPDRs”) and the iShares Canadian S&P/TSX60 (XIU), the majority of which expired in 2008 and the last of which was closed out as of January 14, 2009. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. As of December 31, 2007, we owned index call options on SPDRs and the Financial Select SPDR Fund (XLF), at a cost of $1.0 million, with average strike prices of approximately 127.8% of the notional amount of the swap transactions as of December 31, 2007. Our maximum potential loss on the total return swap and call option transactions was $193.2 million as of December 31, 2007. The call options were recorded at fair value in other invested assets, and changes in the fair value were recorded as realized gains or losses in the consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, the call options had net realized losses of $1.1 million, $3.7 million and $0.4 million, respectively.

In addition, we had sold short primarily equity securities, all of which were closed out during the second quarter of 2008. As of December 31, 2007, we had short positions of $62.3 million, primarily with respect to equity securities, for which we recorded a liability equal to the underlying fair value of the securities of $60.7 million. Net realized gains of $12.8 million, $60.5 million, and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, were recognized in our consolidated statements of operations. As of December 31, 2007, we provided cash of $195.8 million as collateral for the borrowed securities.

In connection with the short sales described above, we purchased a SPDR call option as protection against a decline in the value of short positions, which were closed out during the third quarter of 2008. The call option was also closed out in the third quarter of 2008. The call option was recorded at fair value in other invested assets in the consolidated balance sheet and changes in the fair value are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. For the years ended December 31, 2008, 2007 and 2006, the call option had a net realized loss of $0.1 million, a net realized gain of $0.2 million and a net realized losses $0.1 million, respectively.

As of December 31, 2008 and December 31, 2007, 21.5% and 13.4%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 19.9% and 11.6% as of December 31, 2008 and December 31, 2007, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in fair value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $157.0 million and $90.3 million as of December 31, 2008 and December 31, 2007, respectively, in the fair value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of December 31, 2008 and December 31, 2007, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $1.9 billion and $2.1 billion, respectively, or 23.8% and 26.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the Euro, which represented 9.7% and 9.5% of our total investments and cash as of December 31, 2008 and December 31, 2007, respectively, the British pound, which represented 6.0% and 9.2% of our total investments and cash as of December 31, 2008 and December 31, 2007, respectively, and the Canadian dollar, which represented 3.5% and 4.2%, of our total investments and cash as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $188.1 million decline in the fair value of our total investments and cash, before taxes.

Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being the Euro, the British pound, and the Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of December 31, 2008 and 2007, we were party to forward currency contracts with notional amounts of $533.9 million and $149.2 million, respectively. As of December 31, 2008 and 2007, the fair value of these contracts is reported in other invested assets and other liabilities at $28.2 million and $2.8 million, respectively. Forward currency contracts had net realized gains of $66.7 million and net realized losses of $2.8 million for the years ended December 31, 2008 and 2007, respectively.

Investment Impairment Risk

On a quarterly basis, we review our investment portfolio for declines in value, and specifically consider securities with fair values that have declined to less than 80% of their cost or amortized cost at the time of review. Declines in the fair value of investments which are determined to be temporary are recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized loss will be recorded in our consolidated statements of operations.

In assessing the value of our debt and equity securities held as investments, and possible impairments of such securities, we review (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information we may consider relevant. Generally, a change in the market or interest rate environment would not, of itself, result in an impairment of an investment, but rather a temporary decline in value. In addition, we consider our ability and intent to hold the security to recovery when evaluating possible impairments.

Decisions regarding other-than-temporary impairments require an evaluation of facts and circumstances at a specific time. Should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, we will recognize the impairment, by reducing the cost, amortized cost or carrying value of the investment to its fair value, and recording the loss in our consolidated statements of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, we will record a gain or loss based on the adjusted cost or carrying value of the investment.

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

The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and December 31, 2007 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2008	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
States, municipalities and political subdivisions	$579.0	$(23.4)	34	$7.9	$(0.7)	2	$586.9	$(24.1)	36
Foreign governments	—	—	—	8.4	—	1	8.4	—	1
Corporate	90.5	(13.8)	4	—	—	—	90.5	(13.8)	4

Total investment grade	669.5	(37.2)	38	16.3	(0.7)	3	685.8	(37.9)	41

Fixed income securities non-investment grade, corporate	—	—	—	—	(0.1)	1	—	(0.1)	1

Total fixed income securities	669.5	(37.2)	38	16.3	(0.8)	4	685.8	(38.0)	42
Preferred stocks, at fair value	0.1	(0.4)	2	—	—	—	0.1	(0.4)	2
Common stocks, at fair value	596.3	(129.0)	15	—	—	—	596.3	(129.0)	15

Total temporarily impaired securities	$1,265.9	$(166.6)	55	$16.3	$(0.8)	4	$1,282.2	$(167.4)	59

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2007	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$950.9	$(28.9)	7	$950.9	$(28.9)	7
States, municipalities and political subdivisions	9.7	(0.1)	3	20.8	(0.2)	3	30.5	(0.3)	6
Foreign governments	535.2	(7.3)	7	160.6	(2.8)	8	695.8	(10.1)	15
Corporate	—	—	—	0.5	—	1	0.5	—	1

Total investment grade	544.9	(7.4)	10	1,132.8	(31.9)	19	1,677.7	(39.3)	29

Fixed income securities non-investment grade, corporate	26.7	(3.1)	6	—	—	—	26.7	(3.1)	6

Total fixed income securities	571.6	(10.5)	16	1,132.8	(31.9)	19	1,704.4	(42.4)	35
Preferred stocks, at fair value	0.5	(0.9)	1	—	—	—	0.5	(0.9)	1
Common stocks, at fair value	289.9	(27.1)	7	—	—	—	289.9	(27.1)	7

Total temporarily impaired securities	$862.0	$(38.5)	24	$1,132.8	$(31.9)	19	$1,994.8	$(70.4)	43

We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss in our consolidated statements of operations related to these securities. Given the size of our investment portfolio and capital position, we have the ability and intent to hold our fixed income securities until the fair value recovers to its original cost.

Disclosure of Contractual Obligations

The following table provides a payment schedule of present and future obligations (in millions):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long term debt — principal	$490.0	$—	$—	$225.0	$265.0
Long term debt — interest	202.4	31.9	63.8	61.0	45.7
Operating leases	71.9	9.2	15.2	10.2	37.3
Employee benefits	46.7	7.1	5.3	8.4	25.9
Losses and LAE	5,250.5	1,297.9	1,550.0	880.2	1,522.4

Total	$6,061.5	$1,346.1	$1,634.3	$1,184.8	$1,896.3

For further detail on our long term debt principal and interest payments, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K. For further detail on our operating lease payments, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K. For further detail on our employee benefit plans, see Note 19 to our consolidated statements in this Annual Report on Form 10-K.

For further detail on our losses and LAE, see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K. Our reserves for losses and LAE do not have contractual maturity dates. However, based on historical payment patterns, we have included an estimate of when we expect our losses and LAE to be paid in the table above. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims. The reserves for unpaid losses and LAE reflected in the table above have not been reduced for reinsurance recoverables on unpaid losses which are reflected in our consolidated balance sheet as an asset of $690.2 million as of December 31, 2008. Based on historical patterns, we estimate that we will collect the recoveries as follows: $165.3 million in less than one year; $208.7 million in one to three years; $107.7 million between three and five years and $208.5 million in more than five years.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	Financial Statements and Supplementary Data

ODYSSEY RE HOLDINGS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	99
Consolidated Balance Sheets as of December 31, 2008 and 2007	100
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	101
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006	102
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	103
Notes to Consolidated Financial Statements	104
Schedules:
I. Summary of Investments — Other than Investments in Related Parties as of December 31, 2008	169
II. Condensed Financial Information of Registrant as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006	170
III. Supplementary Insurance Information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006	174
IV. Reinsurance for the years ended December 31, 2008, 2007 and 2006	175
VI. Supplementary Information (for Property-Casualty Insurance Underwriters) as of December 31, 2008, 2007, 2006 and for the years ended December 31, 2008, 2007 and 2006	176

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Odyssey Re Holdings Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
February 27, 2009

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share
	and per share amounts)

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,429,226 and $4,370,999 respectively)	$3,594,278	$4,402,260
Fixed income securities, held as trading securities, at fair value (amortized cost $474,465 and $232,505, respectively)	338,209	243,164
Redeemable preferred stock, at fair value (cost $510 and $2,086, respectively)	114	1,187
Equity securities:
Common stocks, at fair value (cost $1,628,611 and $805,707, respectively)	1,555,142	885,751
Common stocks, at equity	141,473	157,450
Short-term investments, at fair value (amortized cost $1,202,366 and $483,757, respectively)	1,202,360	483,757
Cash and cash equivalents	755,747	897,963
Cash and cash equivalents held as collateral	82,374	295,225
Other invested assets	222,841	412,687

Total investments and cash	7,892,538	7,779,444
Accrued investment income	66,575	70,597
Premiums receivable	496,418	470,227
Reinsurance recoverable on paid losses	82,999	83,123
Reinsurance recoverable on unpaid losses	690,171	643,509
Prepaid reinsurance premiums	94,797	60,528
Funds held by reinsureds	128,543	151,997
Deferred acquisition costs	139,069	150,800
Federal and foreign income taxes receivable	52,096	—
Other assets	83,303	90,776

Total assets	$9,726,509	$9,501,001

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,250,484	$5,119,085
Unearned premiums	701,955	724,272
Reinsurance balances payable	116,388	98,864
Funds held under reinsurance contracts	55,495	84,696
Debt obligations	489,278	489,154
Federal and foreign income taxes payable	—	13,615
Obligation to return borrowed securities	—	60,675
Other liabilities	285,174	255,940

Total liabilities	6,898,774	6,846,301

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 and 2,000,000 Series A shares and 1,872,000 and 2,000,000 Series B shares issued and outstanding, respectively	39	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 60,264,270 and 69,684,726 shares issued, respectively	603	697
Additional paid-in capital	602,727	958,544
Treasury shares, at cost (21,321 and 163,232 shares, respectively)	(795)	(6,250)
Accumulated other comprehensive income, net of deferred income taxes	82,421	85,023
Retained earnings	2,142,740	1,616,646

Total shareholders’ equity	2,827,735	2,654,700

Total liabilities and shareholders’ equity	$9,726,509	$9,501,001

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share amounts)

REVENUES
Gross premiums written	$2,294,542	$2,282,682	$2,335,742
Ceded premiums written	263,721	193,239	174,807

Net premiums written	2,030,821	2,089,443	2,160,935
Decrease in net unearned premiums	45,543	31,094	64,891

Net premiums earned	2,076,364	2,120,537	2,225,826
Net investment income	255,199	329,422	487,119
Net realized investment gains	692,259	539,136	189,129

Total revenues	3,023,822	2,989,095	2,902,074

EXPENSES
Losses and loss adjustment expenses	1,508,725	1,408,364	1,484,197
Acquisition costs	418,005	437,257	464,148
Other underwriting expenses	175,013	178,555	153,476
Other expense, net	60,419	14,006	21,120
Interest expense	34,180	37,665	37,515
Loss on early extinguishment of debt	—	—	2,403

Total expenses	2,196,342	2,075,847	2,162,859

Income before income taxes	827,480	913,248	739,215

Federal and foreign income tax provision (benefit):
Current	533,899	201,803	144,967
Deferred	(255,427)	115,870	86,342

Total federal and foreign income tax provision	278,472	317,673	231,309

Net income	549,008	595,575	507,906
Preferred dividends	(7,380)	(8,345)	(8,257)
Gain on redemption of Series B preferred shares	1,456	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$543,084	$587,230	$499,649

BASIC
Weighted average common shares outstanding	63,384,032	70,443,600	68,975,743
Basic earnings per common share	$8.57	$8.34	$7.24
DILUTED
Weighted average common shares outstanding	63,870,337	71,387,255	72,299,050
Diluted earnings per common share	$8.50	$8.23	$6.93
DIVIDENDS
Dividends paid per common share	$0.275	$0.250	$0.125
COMPREHENSIVE INCOME
Net income	$549,008	$595,575	$507,906
Other comprehensive (loss) income, net of tax	(1,217)	76,190	(83,474)

Comprehensive income	$547,791	$671,765	$424,432

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except share amounts)

PREFERRED SHARES (par value)
Balance, beginning of year	$40	$40	$40
Preferred shares repurchased	(1)	—	—

Balance, end of year	39	40	40

COMMON SHARES (par value)
Balance, beginning of year	697	712	692
Common shares repurchased and retired	(95)	(26)	—
Common shares issued	1	11	20

Balance, end of year	603	697	712

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	958,544	1,029,349	984,571
Common shares repurchased and retired	(351,258)	(94,457)	—
Common shares issued	1,123	25,825	43,735
Net change due to stock option exercises and restricted share awards	(12,028)	(10,384)	—
Net effect of share-based compensation	9,465	8,211	2,813
Preferred shares repurchased	(3,119)	—	—
Cumulative effect of a change in accounting for unearned share compensation	—	—	(1,770)

Balance, end of year	602,727	958,544	1,029,349

TREASURY SHARES (at cost)
Balance, beginning of year	(6,250)	(2,528)	(2,916)
Purchases of treasury stock	(14,048)	(16,555)	(4,733)
Reissuance of treasury stock	19,503	12,833	5,121

Balance, end of year	(795)	(6,250)	(2,528)

UNEARNED STOCK COMPENSATION
Balance, beginning of year	—	—	(1,770)
Cumulative effect of a change in accounting for unearned share compensation	—	—	1,770

Balance, end of year	—	—	—

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of year	85,023	25,329	119,039
Cumulative effect of a change in accounting due to the adoption of SFAS 159	(1,531)	—	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	146	—	(10,236)
Unrealized net (depreciation) appreciation on securities, net of reclassification adjustments	(13,149)	77,783	(82,760)
Foreign currency translation adjustments	4,109	(1,658)	(660)
Benefit plan liabilities	7,823	65	(54)
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	(16,496)	—

Balance, end of year	82,421	85,023	25,329

RETAINED EARNINGS
Balance, beginning of year	1,616,646	1,030,677	539,799
Cumulative effect of a change in accounting due to the adoption of SFAS 159	1,531	—	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	(1,164)	—	—
Net income	549,008	595,575	507,906
Dividends to preferred shareholders	(7,380)	(8,345)	(8,257)
Gain on redemption of Series B preferred shares	1,456	—	—
Dividends to common shareholders	(17,357)	(17,757)	(8,771)
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	16,496	—

Balance, end of year	2,142,740	1,616,646	1,030,677

TOTAL SHAREHOLDERS’ EQUITY	$2,827,735	$2,654,700	$2,083,579

COMMON SHARES OUTSTANDING
Balance, beginning of year	69,521,494	71,140,948	69,127,532
Repurchased and retired	(9,480,756)	(2,636,989)	—
Net treasury shares reissued (acquired)	141,911	(85,564)	37,657
Issued	60,300	1,103,099	1,975,759

Balance, end of year	60,242,949	69,521,494	71,140,948

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$549,008	$595,575	$507,906
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in premiums receivable and funds held, net	(15,960)	(31,559)	46,837
Change in unearned premiums and prepaid reinsurance premiums net	(37,495)	(27,099)	(58,947)
Increase in unpaid losses and loss adjustment expenses	293,754	72,436	492,217
(Increase) decrease in current and deferred federal and foreign income taxes, net	(73,183)	93,738	171,960
Decrease (increase) in deferred acquisition costs	8,304	(914)	21,464
Other assets and liabilities, net	64,422	(8,791)	(232,273)
Net realized investment gains	(692,259)	(539,136)	(189,129)
Bond discount amortization, net	6,091	(3,582)	(15,790)
Amortization of stock-based compensation	9,466	6,714	5,642
Loss on early extinguishment of debt	—	—	2,403

Net cash provided by operating activities	112,148	157,382	752,290

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	121,418	19,829	165,397
Sales of fixed income securities	4,650,338	536,372	386,306
Purchases of fixed income securities	(3,581,390)	(1,531,002)	(1,403,114)
Sales of equity securities	65,838	358,483	1,058,644
Purchases of equity securities	(1,255,902)	(365,399)	(487,137)
Sales of other invested assets	1,159,278	59,087	129,894
Purchases of other invested assets	(35,707)	(56,182)	(184,225)
Net change in cash and cash equivalents held as collateral	196,573	63,929	42,280
Net change in obligation to return borrowed securities	(47,853)	1,342	31,019
Purchases of trading securities	(243,573)	(21,311)	—
Sales of trading securities	6,351	52,672	—
Net change in short-term investments	(712,105)	(348,637)	(43,422)
Acquisition of subsidiary and net assets of a business, net of cash acquired	(9,132)	—	—

Net cash provided by (used in) investing activities	314,134	(1,230,817)	(304,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(354,076)	(92,165)	—
Purchase of treasury shares	(14,048)	(17,259)	(3,095)
Dividends paid to preferred shareholders	(7,526)	(8,369)	(8,107)
Dividends paid to common shareholders	(17,357)	(17,757)	(8,771)
Proceeds from exercise of stock options	3,527	2,530	1,438
Excess tax benefit from stock-based compensation	1,301	1,503	671
Redemption of Series B preferred shares	(1,664)	—	—
Net proceeds from common share issuance	—	—	1,300
Net proceeds from debt issuance	—	—	138,966
Repayment of debt	—	—	(59,333)

Net cash (used in) provided by financing activities	(389,843)	(131,517)	63,069

Effect of exchange rate changes on cash and cash equivalents	(178,655)	41,119	22,368

(Decrease) increase in cash and cash equivalents	(142,216)	(1,163,833)	533,369
Cash and cash equivalents, beginning of year	897,963	2,061,796	1,528,427

Cash and cash equivalents, end of year	$755,747	$897,963	$2,061,796

Supplemental disclosures of cash flow information:
Interest paid	$33,779	$36,985	$37,131

Income taxes paid	$348,390	$224,621	$59,278

Non-cash activity (see Note 13):
Conversion of 4.375% convertible debentures	$—	$(23,474)	$(39,116)

Issuance of common stock	$—	$23,474	$39,116

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of December 31, 2008, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 70.4% of OdysseyRe.

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

(b) Investments.  The majority of the Company’s investments in fixed income securities and common stocks are categorized as “available for sale” and are recorded at their estimated fair value based on quoted market prices. Certain investments, including fixed income securities that contain embedded derivatives, are reflected in trading securities (see Note 3), while investments in common stocks of affiliates are carried at the Company’s proportionate share of the equity of those affiliates. Short-term investments, which have a maturity of one year or less from the date of purchase, are carried at fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments in limited partnerships and investment funds have been reported in other invested assets. Other invested assets also include trust accounts relating to the Company’s benefit plans and derivative securities, which are each carried at fair value. The Company routinely evaluates the carrying value of its investments in common stocks of affiliates and in partnerships and investment funds. In the case of limited partnerships and investment funds, the carrying value is generally established on the basis of the net valuation criteria as determined by the managers of the investments. Such valuations could differ significantly from the values that would have been available had markets existed for the securities. Investment transactions are recorded on their trade date, with balances pending settlement reflected in the consolidated balance sheet as a component of other assets or other liabilities.

Investment income, which is reported net of applicable investment expenses, is recorded as earned. Realized investment gains or losses are determined on the basis of average cost. The Company records its proportionate share of income or loss from common stocks of affiliates, limited partnerships and investment funds in investment income in accordance with the equity method of accounting. Income from equity investees, including realized gains or losses, is recorded in net investment income. Due to the timing of when financial information is reported by equity investees and received by the Company, including limited partnerships and investment funds, results attributable to these investments are generally reported by the Company on a one month or one quarter lag. If the Company becomes aware of a significant event that would impact the value of these investments, it assesses the impact, if any,

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the carrying value of the investment. The unrealized appreciation and depreciation related to hedge funds and private equity investments is recorded in net investment income, while unrealized appreciation and depreciation related to trading securities is recorded as realized investment gains or losses in the consolidated statements of operations.

The net amount of unrealized appreciation or depreciation on the Company’s available for sale investments, net of applicable deferred income taxes, is reflected in shareholders’ equity in accumulated other comprehensive income. A decline in the fair value of an available for sale investment below its cost or amortized cost that is deemed other-than-temporary is recorded as a realized investment loss in the consolidated statements of operations, resulting in a new cost or amortized cost basis for the investment. Other-than-temporary declines in the carrying values of investments recorded in accordance with the equity method of accounting are recorded in net investment income in the consolidated statements of operations.

(c) Premium Revenue Recognition.  Reinsurance assumed premiums written and related costs are based upon reports received from ceding companies. Where reinsurance assumed premiums written have not been reported by the ceding company, they are estimated, at the individual contract level, based on historical patterns and experience from the ceding company and judgments of the Company. Subsequent adjustments to premiums written, based on actual results or revised estimates from the ceding company, are recorded in the period in which they become known. Reinsurance assumed premiums written related to proportional treaty business are established on a basis that is consistent with the coverage periods under the terms of the underlying insurance contracts. Reinsurance assumed premiums written related to excess of loss and facultative reinsurance business are recorded over the coverage term of the contracts, which is generally one year. Unearned premium reserves are established for the portion of reinsurance assumed premiums written to be recognized over the remaining contract period. Unearned premium reserves related to proportional treaty contracts are computed based on reports received from ceding companies, which show premiums written but not yet earned. Premium adjustments made over the life of the contract are recognized as earned premiums based on the applicable contract period to which they apply. Insurance premiums are earned on a pro rata basis over the policy period, which is generally one year. A reserve for uncollectible premiums is established when deemed necessary.

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

Assumed and ceded reinstatement premiums represent additional premiums related to reinsurance coverages, principally catastrophe excess of loss contracts, which are paid when the incurred loss limits have been utilized under the reinsurance contract and such limits are reinstated. Premiums written and earned premiums related to a loss event are estimated and accrued as earned. The accrual is adjusted based upon any change to the ultimate losses incurred under the contract.

(d) Deferred Acquisition Costs.  Acquisition costs, which are reported net of acquisition costs ceded, consist of commissions and brokerage expenses incurred on insurance and reinsurance business written, and are deferred and amortized over the period in which the related premiums are earned, which is generally one year. Commission

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(e) Goodwill and Intangible Assets.  The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards 141 (“SFAS 141”), “Business Combinations.” A purchase price paid that is in excess of net assets arising from a business combination is recorded as an asset (“goodwill”) and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations. The Company has determined that its goodwill and intangible assets are not impaired as of December 31, 2008 and 2007. Goodwill and intangible assets with an indefinite useful life are carried at $39.2 million and $30.5 million and are reflected in other assets as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, intangible assets with a finite life are also reflected in other assets with a value of $11.1 million and $4.3 million, respectively. The Company amortized $1.6 million, $0.8 million, and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to its intangible assets with a finite life.

The following table provides the estimated amortization expense related to intangible assets for the succeeding five years (in millions):

	Years Ended December 31,
	2009	2010	2011	2012	2013

Amortization of intangible assets	$2.6	$2.0	$1.9	$1.7	$1.3

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Risk” (“SOP 98-7”). Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, the profits or losses from these contracts are recognized net, as other income or expense over the contract or contractual settlement periods. In accordance with SOP 98-7, these contracts are deemed as either transferring only significant timing risk or only significant underwriting risk or transferring neither significant timing nor underwriting risk.

For such contracts, the Company initially records the amount of consideration paid as a deposit asset or received as a deposit liability. Revenue or expense is recognized over the term of the contract, with any deferred amount recorded as a component of assets or liabilities until such time it is earned. The ultimate asset or liability under these contracts is estimated, and the asset or liability initially established, which represents consideration received, is increased or decreased over the term of the contract. The change during the period is recorded in the Company’s consolidated statements of operations, with increases and decreases in the ultimate asset or liability shown in other expense, net. As of December 31, 2008 and 2007, the Company had reflected in other assets $8.0 million and $8.5 million, respectively, and in other liabilities $1.1 million and $1.0 million, respectively, related to deposit contracts. In cases where cedants retain the consideration on a funds held basis, the Company records those assets in other assets, and records the related investment income on the assets in the Company’s consolidated statements of operations as investment income.

(h) Income Taxes.  The Company records deferred income taxes to provide for the net tax effect of temporary differences between the carrying values of assets and liabilities in the Company’s consolidated financial statements and their tax bases. Such differences relate principally to deferred acquisition costs, unearned premiums, unpaid losses and loss adjustment expenses, investments and tax credits. Deferred tax assets are reduced by a valuation allowance when the Company believes it is more likely than not that all or a portion of deferred taxes will not be realized. As of December 31, 2008 and 2007, a valuation allowance was not required. During the third quarter of 2006, Fairfax reduced its ownership of the Company to below 80%, and as a result, the Company has been deconsolidated from the United States tax group of Fairfax. Accordingly, the Company has filed separate consolidated tax returns for the period August 29, 2006 to December 31, 2006, the year ended December 31, 2007 and will file a separate consolidated tax return for 2008. The deconsolidation has no effect on the Company’s tax position (see Note 15). The Company has elected to recognize accrued interest and penalties, associated with uncertain tax positions as part of the income tax provision. As of December 31, 2008 and 2007, the Company has not recorded any interest or penalties.

(i) Derivatives.  The Company utilizes derivative instruments to manage against adverse changes in the value of its assets and liabilities. Derivatives include credit default swaps, call options and warrants, total return swaps, interest rate swaps, forward currency contracts and other equity and credit derivatives. In addition, the Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date on fixed income securities or convert fixed income securities to equity securities. Upon the adoption of SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140,” on January 1, 2007 (see Note 3), the Company has categorized these investments as trading securities, and changes in fair value are recorded as realized investment gains or losses in the consolidated statements of operations. All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at their fair value. Gains or losses from changes in the derivative values are reported based on how the derivative is used and whether it qualifies for hedge accounting. As the Company’s derivative instruments do not qualify for hedge accounting, changes in fair value are included in realized investment gains and losses in the consolidated statements of operations. Margin balances required by counterparties in support of derivative positions are included in cash and cash equivalents held as collateral.

(j) Operating Segments.  The Company has four operating segments that reflect the manner in which management monitors and evaluates the Company’s financial performance. The Company’s four segments include: Americas, EuroAsia, London Market and U.S. Insurance (see Note 14).

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Foreign Currency.  Foreign currency transaction gains or losses resulting from a change in exchange rates between the currency in which a transaction is denominated, or the original currency, and the functional currency are reflected in the consolidated statements of operations in the period in which they occur. The Company translates the financial statements of its foreign subsidiaries and branches, which have functional currencies other than the U.S. dollar, into U.S. dollars by translating balance sheet accounts at the balance sheet date exchange rate and income statement accounts at the average exchange rate for the year. Translation gains or losses are recorded, net of deferred income taxes as a component of accumulated other comprehensive income.

The following table presents the foreign exchange effect, net of tax, on certain line items in the Company’s financial statements for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Statements of operations:
Net investment income	$(4,693)	$2,797	$1,034
Net realized investment gains	11,435	87,942	90,191
Other expense, net	(45,796)	1,204	—

Income before income taxes	(39,054)	91,943	91,225
Total federal and foreign income tax provision	13,669	(32,180)	(31,929)

Net (loss) income	(25,385)	59,763	59,296
Other comprehensive income (loss), net of tax	4,109	(1,658)	(660)

Total effect on comprehensive income and shareholders’ equity	$(21,276)	$58,105	$58,636

(l) Earnings Per Share.  Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding, excluding those non-vested shares granted under the OdysseyRe Restricted Share Plan. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding, inclusive of: vested and non-vested shares granted under the OdysseyRe Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised on the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Company’s convertible debt to equity securities. Restricted shares, stock options or the effect of the conversion of the convertible debt and the related interest expense would not be included in the calculation of diluted earnings per common share if the effect would be anti-dilutive (see Note 5).

(m) Stock Compensation Plans.  The Company adopted SFAS 123(R), “Share-Based Payment”, on a prospective basis effective January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on the fair values of such payments. Prior to adopting SFAS 123(R), the Company followed the provisions of SFAS 123, “Accounting for Stock-Based Compensation” from its effective date of January 1, 2003, on a prospective basis. The prospective method requires the application of the fair value based method to compensation awards granted, modified, or settled on or after the date of adoption. For stock options granted during 2002, the year in which the shareholders approved the Company’s first stock incentive plan, the Company accounted for stock-based compensation based on the intrinsic-value method prescribed in Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted under SFAS 123.

(n) Payments.  Payments of claims by the Company, as reinsurer, to a broker on behalf of a reinsured company are recorded on the Company’s books as a paid loss at the time the cash is disbursed. The payment is treated as a paid claim to the reinsured. Premiums due to the Company from the reinsured are recorded as

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables from the reinsured until the cash is received by the Company, either directly from the reinsured or from the broker.

(o) Funds Held Balances.  Funds held under reinsurance contracts is an account used to record a liability, in accordance with the contractual terms, arising from the Company’s receipt of a deposit from a reinsurer or the withholding of a portion of the premiums due as a guarantee that a reinsurer will meet its loss and other obligations. Interest generally accrues on withheld funds in accordance with contract terms. Funds held by reinsured is an account used to record an asset resulting from the ceding company, in accordance with the contractual terms, withholding a portion of the premium due the Company as a guarantee that the Company will meet its loss and other obligations.

(p) Fixed Assets.  Fixed assets, with a net book value of $10.7 million and $12.5 million as of December 31, 2008 and 2007, respectively, are included in other assets. Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the following estimated useful lives:

Leasehold improvements	10 years or term of lease, if shorter
Electronic data processing equipment and furniture	5 years
Personal computers and software	3 years

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $5.1 million, $9.5 million and $5.0 million, respectively.

3.	Recent Accounting Pronouncements

Effective December 31, 2006, the Company began recognizing the funded status of its pension and postretirement plans in accordance with SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS 87, 88, 106, and 132(R).” SFAS 158 requires company plan sponsors to display the net funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains or losses reported as a component of accumulated other comprehensive income in stockholders’ equity in the year in which the change occurs. SFAS 158 also requires employers to measure plan assets and liabilities as of the date of their financial statements. Accordingly, the measurement date for two of the Company’s benefit plans has been changed from October 1 to December 31. The Company has elected to apply the “fifteen-month” approach for these two benefit plans, to measure plan assets and liabilities from the plans’ previous measurement date, October 1, 2007, for a fifteen-month period through December 31, 2008. On January 1, 2008, the Company recorded a transition adjustment of $1.2 million, net of tax, decreasing retained earnings, and $0.1 million, net of tax, increasing accumulated other comprehensive income, related to the change in the measurement date for the two benefit plans. SFAS 158 does not require retrospective application.

On January 1, 2007, the Company adopted SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS 133 and 140.” SFAS 155 applies to certain “hybrid financial instruments,” which are instruments that contain embedded derivatives. The standard established a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives, or are hybrid financial instruments containing embedded derivatives requiring bifurcation. SFAS 155 permits an election for fair value measurement of any hybrid financial instrument containing an embedded derivative that otherwise would have required bifurcation under SFAS 133, including financial instruments previously recorded by the Company under SFAS 133. As a result of the adoption of SFAS 155, the Company no longer bifurcates the embedded derivatives included in certain fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments, which have been categorized as trading securities, are recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to the adoption of SFAS 155, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded derivative were recorded as realized investment gains and

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses. Upon adoption, the Company recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings.

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

The Company elected to recognize accrued interest and penalties, if any, associated with uncertain tax positions as part of the income tax provision. As of December 31, 2008 and 2007, the Company has not recorded any taxes, interest or penalties related to FIN 48.

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

Effective January 1, 2008, the Company adopted SFAS 157 and FSP FAS 157-2. Accordingly, the provisions of SFAS 157 were not applied to non-financial assets (goodwill and intangible assets) held by the Company and measured annually for impairment testing purposes only. The adoption of SFAS 157, for all other assets and liabilities held by the Company did not have a material effect on the Company’s results of operations, financial position or liquidity. The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to clarify the application of SFAS 157 to financial assets traded in inactive or distressed markets. FSP FAS 157-3 was effective upon issuance. FSP FAS 157-3 evaluates third party pricing quotes and the development of models, with a focus on discount rates, to determine the fair value of the investments. Entities are permitted to move financial assets and liabilities from Level 2 to Level 3 (see Note 6), if a market becomes inactive or distressed, making it difficult to determine the fair value. FSP FAS 157-3 did not have a material effect on the way in which the Company measures the fair value of its investments.

On January 1, 2008, the Company adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which provides a fair value option (“FVO”) to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The Company elected the FVO for one investment that previously has been recorded under the equity method of accounting. On January 1, 2008, the Company discontinued applying the equity method of accounting for this investment and, in accordance with SFAS 159, carries the investment at fair value with changes in fair value recognized as realized gains or losses in its consolidated statements of operations. As a result of adopting the FVO for this investment, the Company recorded a cumulative adjustment of $1.5 million to reclassify foreign currency unrealized gains, net of tax, which had been included in accumulated other comprehensive income, to retained earnings as of January 1, 2008. In addition, SFAS 159 amended SFAS 95, “Statement of Cash Flows,” to allow cash payments and receipts related to trading securities to be classified according to the investment intent. As a result of the amendment to SFAS 95, as of January 1, 2008, the Company has classified its trading activity within the investing activities section of its consolidated statements of cash flows

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to the investment nature of the transactions. For comparative purposes, prior period cash flows have been reclassified to conform with the current year’s presentation.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” to replace SFAS 141, “Business Combinations.” While several items from SFAS 141 were retained, including the acquisition method of accounting and the recognition of intangible assets separately from goodwill, SFAS 141(R) broadens its scope and establishes a definition of the acquirer and the acquisition date. SFAS 141(R) should be applied on a prospective basis in the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. The adoption of SFAS 141(R) will not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies the definition of a non-controlling interest and the proper accounting for that entity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 will not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations,” to clarify the equity method accounting method and questions regarding the changes from current practices due to the adoption of SFAS 141(R) and SFAS 160. EITF 08-6 is effective, on a prospective basis, for new investments in fiscal years beginning on or after December 15, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. While earlier application is encouraged, SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 does not require but encourages comparative application to prior periods at the initial adoption date. Upon adoption of SFAS 161, the Company will include additional disclosures within its future consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which provides the framework necessary to determine the proper application of accounting principles in preparing financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The amendments to AU Section 411 are still in deliberations. The adoption of SFAS 162 will not have a material impact on the Company’s consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Accounting Principles Bulletin 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This statement does not change the accounting for convertible debt that does not offer a cash settlement feature, nor does it apply if the conversion feature is accounted for as an embedded derivative or for convertible preferred stock. FSP APB 14-1 is applicable to annual and interim periods beginning after December 15, 2008, however it must be applied on a retrospective basis for comparative purposes, even if the convertible debt did not exist as of the date of application. The Company will apply the provisions of FSP APB 14-1, effective January 1, 2009, related to the convertible senior debentures issued by the Company in June 2002 (see Note 13). As of May 1, 2007, all of the convertible senior debentures had been converted to common stock of the Company. The adoption of FSP APB 14-1 will not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described in SFAS 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The adoption of FSP EITF 03-6-1 will not have a material impact on the Company’s earnings per share calculation. If FSP EITF 03-6-1 was applicable for the years ending December 31, 2008 and 2007, the Company’s diluted earnings per share would have been $8.44 per share and $8.19 per share, respectively.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require enhanced disclosures regarding the major categories of plan assets, concentrations of risk, inputs and valuation techniques used to measure the fair value of plan assets and the effect of using unobservable inputs (Level 3 classification under SFAS 157). The disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009.

4.	Business Combinations

On June 9, 2008, Hudson Specialty purchased the remaining 60% of the outstanding shares of Hooghuis Group LLC (“Hooghuis”), an underwriting agency specializing in U.S. directors’ and officers’ liability insurance, at a cost of $5.3 million. Hudson Specialty had purchased 40% of Hooghuis in 2004. As a result of the acquisition, the Company acquired $9.9 million in assets (including $2.9 million in intangible assets, which will be amortized over the expected lives of such assets, and $1.0 million in goodwill) and $5.5 million in liabilities. As of December 31, 2008, the unamortized balance of the intangible assets was $2.5 million.

On August 29, 2008, Hudson purchased certain assets and liabilities associated with the crop insurance business previously produced by CropUSA Insurance Agency, Inc. (“CropUSA”) for cash consideration of $8.0 million. Since 2006, CropUSA had acted as managing general underwriter for Hudson in the crop insurance sector. The acquisition resulted in an increase of $34.1 million in assets (including $7.7 million in goodwill and $5.5 million in intangible assets, which will be amortized over the expected lives of such assets) and $26.1 million in liabilities. As of December 31, 2008, the unamortized balance of the intangible assets was $5.0 million.

5.	Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders for the period by the weighted-average number of common shares outstanding during the period, excluding those non-vested shares granted under the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). Diluted earnings per common share is calculated by dividing net income available to common shareholders for the period, adjusted for interest expense on the Company’s previously outstanding 4.375% convertible senior debentures (the “Convertible Notes”), by the weighted-average number of common shares outstanding during the period, inclusive of: vested and non-vested shares granted under the Restricted Share Plan, as determined using the treasury stock method; stock options that would be assumed to be exercised as of the balance sheet date, as determined using the treasury stock method; and the effect of the conversion of the Convertible Notes to equity securities. Restricted shares, stock options or the effect of the conversion of the Convertible Notes and the related interest expense are not included in the calculation of diluted earnings per common share if the effect would be anti-dilutive.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income per common share for the years ended December 31, 2008, 2007 and 2006 as depicted in the following table has been computed based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	2008	2007	2006

Net income	$549,008	$595,575	$507,906
Preferred dividends	(7,380)	(8,345)	(8,257)
Gain on redemption of Series B preferred shares	1,456	—	—

Net income available to common shareholders — basic	543,084	587,230	499,649
Interest on 4.375% convertible senior debentures, net of tax	—	177	1,603

Net income available to common shareholders — diluted	$543,084	$587,407	$501,252

Weighted average common shares outstanding — basic	63,384,032	70,443,600	68,975,743
Effect of dilutive shares:
Restricted shares	379,393	420,038	358,898
Stock options	106,912	171,897	146,584
4.375% convertible senior debentures	—	351,720	2,817,825

Total effect of dilutive shares	486,305	943,655	3,323,307

Weighted average common shares outstanding — diluted	63,870,337	71,387,255	72,299,050

Net earnings per common share:
Basic	$8.57	$8.34	$7.24
Diluted	8.50	8.23	6.93

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or anti-dilutive in nature. For the years ended December 31, 2008, 2007 and 2006, respectively, 110,537, 31,926, and 140,153 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the anti-dilutive effect.

On May 1, 2007, the remainder of the Convertible Notes then outstanding were fully converted and 1.1 million shares of the Company’s common stock were issued related to the conversion (see Note 13) and weighted for inclusion in the calculation of basic earnings per share. As the Convertible Notes were outstanding for a portion of the year ended December 31, 2007, the effect of the conversion of the Convertible Notes has been included in the diluted weighted average common shares outstanding used in the calculation of diluted earnings per share.

6.	Fair Value Measurements

SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for a significant portion of its financial instruments at fair value under various accounting literature, including SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 159.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For determining the fair value of its Level 1 investments, (approximately 40.2% of total invested assets and cash), the Company utilizes quoted market prices. The majority of the Company’s Level 1 investments are common stocks that are actively traded in a public market, and cash, cash equivalents and short-term investments, for which the cost basis approximates fair value.

The Company’s Level 2 investments, (approximately 51.4% of total invested assets and cash), the majority of which are in government, corporate and municipal fixed income securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, the Company utilizes broker-dealer quotes that include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures that are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses valuation techniques for its Level 3 investments, which represent approximately 0.9% of the Company’s total invested assets and cash. To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. The Company further evaluates any prices for its investments to ensure they represent fair value. During the year ended December 31, 2008, the Company purchased $72.7 million of investments that are classified as Level 3. These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. The Company has determined that its investments in Level 3 securities are not material to its operations.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the period in which the reclassifications occur. After considering the current economic conditions and the liquidity concerns in the credit markets, the Company has determined that it should not re-classify any of its investments from Level 1 or Level 2 to Level 3.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements as of December 31, 2008
	Asset	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Fixed income securities, available for sale	$3,594,278	$—	$3,593,278	$1,000
Fixed income securities, held as trading securities	338,209	—	271,786	66,423
Common and preferred stocks, available for sale	1,555,257	1,527,832	27,425	—
Short-term investments, available for sale	1,202,360	1,174,016	28,344	—
Cash equivalents	472,544	472,544	—	—
Derivatives	110,968	(68)	111,036	—
Other investments	27,693	1,552	26,141	—

Total assets measured at fair value	$7,301,309	$3,175,876	$4,058,010	$67,423

As of December 31, 2008, the Company did not hold any liabilities at fair value.

The following tables provide a summary of changes in the fair value of Level 3 financial assets for the year ended December 31, 2008 (in thousands):

	Year Ended December 31, 2008
	Held-for-Trading	Available-for-Sale
	Securities	Securities

Beginning balance	$—	$9,147
Total realized (losses) gains included in net income	(4,767)	7,827
Purchases, issuances and settlements, net of sales	71,190	(15,974)

Ending balance	$66,423	$1,000

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents gains and losses included in net income for the year ended December 31, 2008 (in thousands):

Net Realized
Investment Gains
(Losses)
Year Ended
December 31,
2008

Realized investment gains related to securities sold	$5,752
Realized investment losses related to securities held as of December 31, 2008	(2,692)

Total realized investment gains relating to Level 3 assets	$3,060

All of the amounts above are included in net realized investment gains in the consolidated statement of operations.

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

The Company elected the FVO under SFAS 159 for its investment in Advent Capital (Holdings) PLC (“Advent”). Advent is publicly traded on a foreign stock exchange and its traded price is a better indicator of its value than its carrying value under the equity method. As of December 31, 2008, Fairfax owned 66.6% of the common stock of Advent, including 14.4% of Advent owned by the Company.

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

As of December 31, 2008, Advent is recorded at its fair value of $14.3 million and is included in other invested assets, with related changes in fair value recognized as realized investment gains or losses in the period in which they occur. As of December 31, 2007, under the equity method of accounting, Advent’s value was $16.1 million. For the year ended December 31, 2008, the change in fair value resulted in a realized investment loss of $9.0 million. During 2008, the Company purchased additional shares of Advent at a cost of $7.2 million. Advent’s value as of December 31, 2008, calculated in accordance with the equity method of accounting, would have been $27.1 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investments and Cash

A summary of the Company’s investment portfolio as of December 31, 2008, excluding common stocks at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities available for sale:
United States government, government agencies and authorities	$303,859	$49,850	$—	$353,709
States, municipalities and political subdivisions	2,209,040	93,467	24,055	2,278,452
Foreign governments	781,933	58,307	37	840,203
All other corporate	134,394	1,373	13,853	121,914

Total fixed income securities available for sale	3,429,226	202,997	37,945	3,594,278

Redeemable preferred stock, at fair value	510	—	396	114

Common stocks, at fair value:
Banks, trusts and insurance companies	125,800	18,702	496	144,006
Industrial, miscellaneous and all other	1,502,811	36,876	128,551	1,411,136

Total common stocks, at fair value	1,628,611	55,578	129,047	1,555,142

Short-term investments, at fair value	1,202,366	—	6	1,202,360
Cash and cash equivalents	755,747	—	—	755,747
Cash and cash equivalents held as collateral	82,374	—	—	82,374

Total	$7,098,834	$258,575	$167,394	$7,190,015

Common stocks accounted for under the equity method of accounting were carried at $141.5 million as of December 31, 2008, reflecting gross unrealized appreciation of $26.6 million and gross unrealized depreciation of $2.1 million. Other invested assets were carried at $222.8 million as of December 31, 2008, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $338.2 million as of December 31, 2008, with changes in fair value reflected as realized gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate, foreign government and mortgage-backed securities, at fair value of $187.7 million, $84.1 million and $66.4 million, respectively, as of December 31, 2008.

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

The amortized cost and fair value of fixed income securities as of December 31, 2008, by contractual maturity, are shown below (in thousands).

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2008
	Available for Sale			Held as Trading
	Cost or			Cost or
	Amortized		% of Total	Amortized		% of Total
	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value

Due in one year or less	$216,948	$218,264	6.1%	$—	$—	—%
Due after one year through five years	362,572	369,294	10.3	298,371	164,057	48.5
Due after five years through ten years	437,992	465,439	12.9	23,000	23,000	6.8
Due after ten years	2,411,714	2,541,281	70.7	153,095	151,152	44.7

Total fixed income securities	$3,429,226	$3,594,278	100.0%	$474,466	$338,209	100.0%

Actual maturities may differ from the contractual maturities shown in the table above due to the existence of call or put options. In the case of securities containing call options, the actual maturity will be the same as the contractual maturity if the issuer elects not to exercise its call option. Total securities subject to a call option represent approximately 56% of the total fair value. In the case of securities containing put options, the actual maturity will be the same as the contractual maturity if the Company elects not to exercise its put option. Total securities containing the put option represent approximately 3% of the total fair value.

(b)	Net Investment Income and Realized Gains (Losses)

The following table sets forth the components of net investment income for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006

Interest on fixed income securities	$197,097	$205,886	$141,763
Dividends on preferred stocks	—	143	—
Dividends on common stocks, at fair value	31,893	22,351	15,210
Net income of common stocks, at equity	2,196	15,032	181,327
Interest on cash, cash equivalents and short-term investments	52,940	79,827	122,531
Other invested assets	11,372	44,875	56,577

Gross investment income	295,498	368,114	517,408
Less: investment expenses	35,009	30,665	21,022
Less: interest on funds held under reinsurance contracts	5,290	8,027	9,267

Net investment income	$255,199	$329,422	$487,119

Net income of common stocks, at equity includes an other-than-temporary impairment of $5.3 million for the year ended December 31, 2007 related to the Company’s investment in Advent.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of net realized investment gains and losses for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Fixed income securities, available for sale:
Realized investment gains	$324,921	$68,675	$49,798
Realized investment losses	27,548	22,285	19,393

Net realized investment gains	297,373	46,390	30,405

Fixed income securities, held as trading securities:
Realized investment gains	1,282	21,568	—
Realized investment losses	144,450	23,835	—

Net realized investment losses	(143,168)	(2,267)	—

Preferred stock:
Realized investment gains	—	4	—
Realized investment losses	833	397	—

Net realized investment losses	(833)	(393)	—

Equity securities:
Realized investment gains	25,574	153,441	222,355
Realized investment losses	354,509	47,228	47,006

Net realized investment (losses) gains	(328,935)	106,213	175,349

Derivative securities:
Realized investment gains	985,700	337,086	18,582
Realized investment losses	34,000	53,435	121,704

Net realized investment gains (losses)	951,700	283,651	(103,122)

Other securities:
Realized investment gains	116,956	167,902	130,290
Realized investment losses	200,834	62,360	43,793

Net realized investment (losses) gains	(83,878)	105,542	86,497

Total realized investment gains:
Realized investment gains	1,454,433	748,676	421,025
Realized investment losses	762,174	209,540	231,896

Net realized investment gains	$692,259	$539,136	$189,129

Included in net realized investment gains for the year ended December 31, 2008, is a net decrease in fair value of $290.7 million, as compared to net increases for the years ended December 31, 2007 and 2006, respectively, of $259.0 million and $36.8 million, principally related to derivatives and investments designated as trading securities.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in net realized investment gains for the years ended December 31, 2008, 2007 and 2006 are $358.7 million, $54.5 million and $28.1 million, respectively, related to realized investment losses on the other-than-temporary impairment of investments, as follows (in thousands):

	2008	2007	2006

Fixed income securities	$18,902	$12,004	$2,899
Preferred stocks	833	389	—
Equity securities	338,957	42,097	17,143
Other	—	—	8,106

Total other-than-temporary impairments	$358,692	$54,490	$28,148

(c)	Unrealized (Depreciation) Appreciation

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Fixed income securities	$133,792	$77,337	$4,670
Redeemable preferred stock	504	(899)	—
Equity securities	(154,688)	23,486	(128,118)
Short-term investments	(6)	—	—
Other invested assets	169	(20)	(3,875)

Change in net unrealized (depreciation) appreciation of investments	(20,229)	99,904	(127,323)
Deferred income tax benefit (expense)	7,080	(34,966)	44,563

Change in net unrealized (depreciation) appreciation of investments, net of tax	(13,149)	64,938	(82,760)
Cumulative effect of a change in accounting principle due to the adoption of SFAS 155, net of tax, excluding foreign currency effects	—	12,845	—

Change in net unrealized (depreciation) appreciation of investments included in other comprehensive (loss) income	$(13,149)	$77,783	$(82,760)

The Company reviews, on a quarterly basis, its investment portfolio for declines in value, and specifically considers securities with fair values that have declined to less than 80% of their cost or amortized cost at the time of review. Declines in the fair value of investments which are determined to be temporary are recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If the Company determines that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value, and a realized loss will be recorded in the Company’s consolidated statements of operations.

In assessing the value of the Company’s debt and equity securities held as investments, and possible impairments of such securities, the Company reviews (i) the issuer’s current financial position and disclosures related thereto, (ii) general and specific market and industry developments, (iii) the timely payment by the issuer of its principal, interest and other obligations, (iv) the outlook and expected financial performance of the issuer, (v) current and historical valuation parameters for the issuer and similar companies, (vi) relevant forecasts, analyses and recommendations by research analysts, rating agencies and investment advisors, and (vii) other information the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may consider relevant. Generally, a change in the market or interest rate environment would not, of itself, result in an impairment of an investment. In addition, the Company considers its ability and intent to hold the security to recovery when evaluating possible impairments.

The facts and circumstances involved in making a decision regarding an other-than-temporary-impairment are those that exist at that time. Should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, the Company will recognize the impairment, by reducing the cost, amortized cost or carrying value of the investment to its fair value, and recording the loss in its consolidated statements of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, the Company will record a gain or loss based on the adjusted cost or carrying value of the investment.

The following tables reflect the fair value and gross unrealized depreciation of the Company’s fixed income securities, preferred stocks and common stocks, at fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized depreciation position, as of December 31, 2008 and December 31, 2007 (in thousands):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2008	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
States, municipalities and political subdivisions	$578,977	$(23,386)	34	$7,947	$(669)	2	$586,924	$(24,055)	36
Foreign governments	—	—	—	8,370	(37)	1	8,370	(37)	1
Corporate	90,491	(13,795)	4	—	—	—	90,491	(13,795)	4

Total investment grade	669,468	(37,181)	38	16,317	(706)	3	685,785	(37,887)	41
Fixed income securities non-investment grade, corporate	—	—	—	6	(58)	1	6	(58)	1

Total fixed income securities	669,468	(37,181)	38	16,323	(764)	4	685,791	(37,945)	42
Redeemable preferred stocks, at fair value	115	(396)	2	—	—	—	115	(396)	2
Common stocks, at fair value	596,337	(129,047)	15	—	—	—	596,337	(129,047)	15

Total temporarily impaired securities	$1,265,920	$(166,624)	55	$16,323	$(764)	4	$1,282,243	$(167,388)	59

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
		Unrealized	of		Unrealized	of		Unrealized	of
December 31, 2007	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities	Fair Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$950,904	$(28,946)	7	$950,904	$(28,946)	7
States, municipalities and political subdivisions	9,675	(78)	3	20,769	(213)	3	30,444	(291)	6
Foreign governments	535,161	(7,308)	7	160,616	(2,832)	8	695,777	(10,140)	15
Corporate	—	—	—	499	(1)	1	499	(1)	1

Total investment grade	544,836	(7,386)	10	1,132,788	(31,992)	19	1,677,624	(39,378)	29
Fixed income securities non-investment grade, corporate	26,746	(3,140)	6	—	—	—	26,746	(3,140)	6

Total fixed income securities	571,582	(10,526)	16	1,132,788	(31,992)	19	1,704,370	(42,518)	35
Redeemable preferred stocks, at fair value	472	(899)	1	—	—	—	472	(899)	1
Common stocks, at fair value	289,942	(27,082)	7	—	—	—	289,942	(27,082)	7

Total temporarily impaired securities	$861,996	$(38,507)	24	$1,132,788	$(31,992)	19	$1,994,784	$(70,499)	43

The Company believes the gross unrealized depreciation is temporary in nature and has not recorded a realized investment loss in its consolidated statements of operations related to these securities. Given the size of its investment portfolio and capital position, the Company has the ability and intent to hold its fixed income securities until the fair value recovers to its original cost.

(d)	Common Stocks, at Equity

Common stocks, at equity, totaled $141.5 million as of December 31, 2008, compared to $157.5 million as of December 31, 2007. The following table shows the components of common stocks, at equity, as of December 31, 2008 and 2007 (in thousands):

	2008	2007

Fairfax Asia Limited	$67,092	$60,946
TRG Holding Corporation	74,354	77,714
Advent Capital (Holdings) PLC	—	16,093
MFXchange Holdings Inc.	—	2,191
Other	27	506

Total common stocks, at equity	$141,473	$157,450

For common stocks, at equity, as of December 31, 2008, the relative ownership held by the Company is: Fairfax Asia Limited (100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company) and TRG Holding Corporation (100% owned by Fairfax, which includes 13.0% owned by the Company). Common stocks, at equity, and certain other invested assets, are recorded under the equity method of accounting based on the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s proportionate share of income or loss and changes in shareholders’ equity of the investee. Due to the timing of when financial information is reported by investees, results attributable to these investments are generally reported by the Company on a one month or one quarter lag. Dividends received by the Company from these entities were $4.4 million, $4.7 million and $6.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company routinely evaluates the carrying value of these investments by reviewing, among other things, each investee’s current and expected operating performance and current and historical trading values of the issuer’s securities, where applicable.

On June 23, 2008, the Company purchased additional shares of Fairfax Asia Limited at a cost of $9.1 million. The Company’s ownership in Fairfax Asia Limited remained at 26.2%.

On March 28, 2008, the Company sold its 7.4% investment in MFXchange Holdings Inc. to Fairfax, resulting in a realized investment loss of $2.0 million.

As of January 1, 2008, Advent has been reclassified to other invested assets as a result of the Company’s election of the FVO under SFAS 159.

The Company sold its 13.2% ownership (5.3 million shares) of Hub International Limited (“Hub”) in June 2007 to a group of private equity firms for $41.50 per share in cash; accordingly, the Company had no equity interest in Hub as of December 31, 2007. The Company recognized a pre-tax realized investment gain of $119.2 million ($77.5 million, after tax) related to the sale of its ownership in Hub.

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

The following table reflects the effect of the Company’s redemption of HWIC Asia shares during the year ended December 31, 2006 (in thousands):

Year Ended
December 31,
2006

Shares redeemed	6,016
Consideration	$424,372
Realized investment gains, pre-tax	$75,149

The Company’s equity in the net income of HWIC Asia is included in net investment income and is comprised of the following items for the years ended December 31, 2006 (in thousands):

2006

Equity in net investment income of HWIC Asia	$1,061
Equity in net realized investment gains of HWIC Asia	167,646

Equity in net income of HWIC Asia, before taxes	$168,707

Including pre-tax realized investment gains of $75.1 million for the year ended December 31, 2006, related to the redemption of HWIC Asia shares, total realized investment gains from the Company’s interest in HWIC Asia were $242.8 million, pre-tax for the year ended December 31, 2006.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a summary of HWIC Asia’s financial information, and the Company’s proportionate share of HWIC Asia as of August 16, 2006, the date of the Company’s redemption of HWIC Asia, for the period January 1, 2006 through August 16, 2006 (in thousands):

	HWIC Asia’s Financial
	Statements	Company Share
	August 16, 2006	August 16, 2006

Invested assets	$121,460	$48,075
Total assets	121,482	48,083
Total liabilities	61	24

Net assets	$121,421	$48,059

	HWIC Asia’s Financial
	Statements	Company Share
	January 1	January 1
	through	through
	August 16,	August 16,
	2006	2006

Total revenues	$373,318	$169,829
Total expenses	1,407	1,122

Net income	$371,911	$168,707

The aggregate of the Company’s equity investees’ summarized financial information, and the Company’s proportionate share thereof, as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, follows (in thousands):

	Investee Financial Statements		Company Share
	December 31,		December 31,
	2008	2007	2008	2007

Invested assets	$985,987	$1,464,477	$182,541	$215,163
Total assets	1,216,520	1,923,722	242,314	284,123
Total liabilities	382,278	881,134	100,841	126,673

Net assets	$834,242	$1,042,588	$141,473	$157,450

	Investee Financial Statements			Company Share
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006

Total revenues	$65,794	$814,523	$1,054,178	$17,202	$107,629	$290,492
Total expenses	57,314	687,118	590,665	15,006	92,597	109,165

Net income	$8,480	$127,405	$463,513	$2,196	$15,032	$181,327

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Other Invested Assets

Other invested assets totaled $222.8 million as of December 31, 2008, compared to $412.7 million as of December 31, 2007. The following table shows the components of other invested assets as of December 31, 2008 and 2007 (in thousands):

	2008	2007

Hedge funds, at equity	$51,802	$45,814
Private equity partnerships, at equity	25,547	27,216
Derivatives, at fair value	111,069	315,889
Benefit plan funds, at fair value	13,443	17,038
Advent Capital (Holdings) PLC	14,250	—
Other	6,730	6,730

Total other invested assets	$222,841	$412,687

The Company’s hedge fund and private equity partnership investments may be subject to restrictions on redemptions or sales, which are determined by the governing documents thereof, and limit the Company’s ability to liquidate these investments in the short term. Due to a time lag in reporting by a majority of hedge fund and private equity fund managers, valuations for these investments are reported by OdysseyRe on a one month or one quarter lag. For the year ended December 31, 2008, the Company incurred a loss of $19.6 million from its hedge funds and private equity investments, which is netted against net investment income and recognized net investment income of $8.2 million and $29.3 million for the years ended December 31, 2007 and 2006, respectively. Interest and dividend income, and realized and unrealized gains and losses of hedge funds and private equity partnerships, are included in net investment income. With respect to the Company’s $25.5 million investment in private equity partnerships included in other invested assets as of December 31, 2008, the Company has commitments that may require additional funding of up to $21.6 million. Other invested assets include $6.7 million related to the Company’s investment in O.R.E Holdings Limited, which is net of other-than-temporary write-downs of $9.9 million.

As of December 31, 2008 and 2007, the Company held one collateral loan which constituted a financial instrument without a quoted price, or a “non-traded investment.” This collateral loan was fully impaired during 2005. The Company periodically evaluates the carrying values of non-traded investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Derivative Investments and Short Sales

The Company has utilized, and may continue to utilize, credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are not linked to specific assets and liabilities on the consolidated balance sheets or to a forecasted transaction and, therefore, do not qualify for hedge accounting. The following table sets forth the Company’s derivative and short sale positions, which are included in other invested assets or other liabilities in the consolidated balance sheets as of December 31, 2008 and 2007 (in thousands):

	2008			2007
			Fair Value			Fair Value
	Notional		Asset	Notional		Asset
	Amount	Cost	(Liability)	Amount	Cost	(Liability)

Credit default swaps	$1,782,868	$30,776	$82,843	$4,978,553	$94,184	$307,573
Futures contracts	791,000	—	(68)	—	—	—
Forward currency contracts	533,890	—	28,225	149,211	—	(2,763)
Warrants	163,116	5,577	1	189,652	6,252	4,407
Interest rate swaps	140,000	—	(33)	—	—	—
Call options	75,324	22	—	961,186	1,125	63
Total return swaps	—	—	—	691,013	—	3,848
Short positions — obligation to return borrowed securities	—	—	—	—	(62,310)	(60,675)

In recent years, the Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry in the U.S. and worldwide, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, the Company agrees to pay, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as realized investment gains or losses in the period in which they occur. The credit default swap portfolio had an average term to expiration of 2.5 years as of December 31, 2008. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. The Company assesses the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of December 31, 2008 was $65.7 million, of which the Company does not have the right to sell or repledge $19.1 million. The Company has not exercised the right to sell or repledge the remaining $46.6 million of this collateral.

During the third quarter of 2008, the Company entered into Eurodollar futures contracts to manage its interest rate risk with respect to certain investments. A futures contract is a variation of a forward contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. The Company has entered into the long position, which agrees to buy the underlying currency at the future date at the price agreed upon. As of December 31, 2008, futures contracts are recorded at fair value in other liabilities, with the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. Forward currency contracts are recorded at fair value in other invested assets as of December 31, 2008 and other liabilities as of December 31, 2007, depending upon their position as of each balance sheet date, with the related changes in fair value recognized as realized investment gains or losses in the period in which they occur.

The Company has investments in warrants, which are contracts that grant the holder the right to purchase (but not the obligation) an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets, are recorded at fair value, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

The Company has entered into interest rate swaps to protect it from adverse movements in interest rates. Under its current interest rate swap contracts, the Company receives a floating interest rate and pays a fixed interest rate based on the notional amounts in the contracts. Interest rate swaps are recorded at fair value in other liabilities, with the related changes in fair value recognized as realized investment gains or losses in the period in which they occur.

The Company had purchased equity index and common stock total return swaps as an “economic hedge” against a broad market downturn. During the fourth quarter of 2008, the Company removed the hedge on its portfolio, closing the swap contracts for significant gains. The margin maintenance requirement related to the total return swaps was $207.5 million as of December 31, 2007. As of December 31, 2007, the Company provided $210.9 million of U.S. Treasury bills as collateral for the swap transactions. The swap transactions were recorded at fair value in other invested assets as of December 31, 2007, and changes in the fair value are recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

In connection with the total return swap transactions, the Company owned a series of index call options on Standard and Poor’s depository receipts (“SPDRs”) and the iShares Canadian S&P/TSX60 (XIU), the majority of which expired in 2008 and the last of which was closed out as of January 14, 2009. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. As of December 31, 2007, the Company owned index call options on SPDRs and the Financial Select SPDR Fund (XLF), at a cost of $1.0 million, with average strike prices of approximately 127.8% of the notional amount of the swap transactions as of December 31, 2007. The Company’s maximum potential loss on the total return swap and call option transactions was $193.2 million as of December 31, 2007. The call options were recorded at fair value in other invested assets, and changes in the fair value were recorded as realized gains or losses in the consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, the call options had net realized losses of $1.1 million, $3.7 million and $0.4 million, respectively.

The Company had short positions, primarily in equity securities, all of which were closed out during the second quarter of 2008. As of December 31, 2007, the Company recorded a liability equal to the underlying fair value of the securities. As of December 31, 2007, the Company had provided cash of $195.8 million as collateral for the borrowed securities. The short positions were recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occur. The Company did not have any short sales of securities as of December 31, 2008.

In connection with the short sales described above, the Company purchased a SPDR call option as protection against a decline in the value of the short positions. The call option was closed out on July 7, 2008. The call option was recorded at fair value in other invested assets in the consolidated balance sheets, and changes in the fair value were recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occurred.

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

	As of January 1, 2007
	Cost or
	Amortized	Fair	Gain,	Loss,
	Cost	Value	pre-tax	pre-tax

Corporate securities	$150,658	$168,403	$18,941	$(1,196)
Foreign government securities	76,877	84,511	8,426	(792)

Net cumulative effect of a change in accounting principle due to the adoption of SFAS 155	$227,535	$252,914	$27,367	$(1,988)

Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is represented by the fair value of the derivative instruments.

The net realized investment gains or losses on disposal in the table below represent the total gain or loss from the purchase date of the investment. The following table sets forth the total net realized investment gains and losses on derivatives and short sales, which are included in net realized investment gains in the consolidated statements of operations, for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Credit default swaps:
Net realized investment gain on disposal	$512,052	$22,838	$—
Change in fair value	(161,321)	275,486	(22,601)

Net realized investment gain (loss)	350,731	298,324	(22,601)

Future contracts:
Net realized investment gain on disposal	3,393	—	—

Net realized investment gain	3,393	—	—

Forward currency contracts:
Net realized investment gain on disposal	35,728	—	—
Change in fair value	30,988	(2,763)	—

Net realized investment gain (loss)	66,716	(2,763)	—

Warrants:
Net realized investment loss on disposal	(590)	(8)	(253)
Change in fair value	(3,731)	(3,167)	(4,116)

Net realized investment loss	(4,321)	(3,175)	(4,369)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007	2006

Interest rate swaps:
Change in fair value	(32)	—	—

Net realized investment loss	(32)	—	—

Interest rate options:
Net realized investment loss on disposal	—	—	(10,200)
Change in fair value	—	—	7,061

Net realized investment loss	—	—	(3,139)

Call options:
Net realized investment (loss) gain on disposal	(2,191)	4,887	(12,603)
Change in fair value	1,040	(8,408)	12,061

Net realized investment loss	(1,151)	(3,521)	(542)

Total return swaps:
Net realized investment gain (loss) on disposal	540,212	(9,608)	(129,620)
Change in fair value	(3,848)	4,394	56,089

Net realized investment gain (loss)	536,364	(5,214)	(73,531)

Embedded options:
Net realized investment gain on disposal	—	—	7,270
Change in fair value	—	—	(6,210)

Net realized investment gain	—	—	1,060

Total derivatives:
Net realized investment gain (loss) on disposal	1,088,604	18,109	(145,406)
Change in fair value	(136,904)	265,542	42,284

Net realized investment gain (loss)	$951,700	$283,651	$(103,122)

Short positions:
Net realized investment gain on disposal	14,457	54,338	8,406
Change in fair value	(1,635)	6,128	(5,455)

Total net realized investment gain	$12,822	$60,466	$2,951

(g)	Assets on Deposit

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of December 31, 2008, restricted assets totaled $897.2 million, with $804.3 million included in fixed income securities and the remaining balance of $92.9 million included in short-term investments, cash and cash equivalents. Of the $897.2 million of assets on deposit, $490.6 million was held for foreign regulatory requirements, which included $437.8 million in fixed income securities and the remaining balance of $52.8 million held in short-term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the years ending December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Beginning balance of unrealized net appreciation on securities	$88,315	$23,377	$106,137
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 7)	—	(12,845)	—

Adjusted beginning balance of net unrealized appreciation on securities	88,315	10,532	106,137
Ending balance of unrealized net appreciation on securities	75,166	88,315	23,377

Current period change in unrealized net (depreciation) appreciation on securities	(13,149)	77,783	(82,760)

Beginning balance of foreign currency translation adjustments	8,138	13,447	14,107
Adjustment to beginning balance due to the adoption of SFAS 159 (Note 6)	(1,531)	—	—
Adjustment to beginning balance due to the adoption of SFAS 155 (Note 7)	—	(3,651)	—

Adjusted beginning balance of foreign currency translation adjustments	6,607	9,796	14,107
Ending balance of foreign currency translation adjustments	10,716	8,138	13,447

Current period change in foreign currency translation adjustments	4,109	(1,658)	(660)

Beginning balance of benefit plan liabilities	(11,430)	(1,259)	(1,205)
Adjustment to beginning balance due to the adoption of SFAS 158 (Note 19)	146	(10,236)	—

Adjusted beginning balance of benefit plan liabilities	(11,284)	(11,495)	(1,205)
Ending balance of benefit plan liabilities	(3,461)	(11,430)	(1,259)

Current period change in benefit plan liabilities	7,823	65	(54)

Other comprehensive (loss) income	$(1,217)	$76,190	$(83,474)

Beginning balance of accumulated other comprehensive income	$85,023	$25,329	$119,039

Other comprehensive (loss) income	(1,217)	76,190	(83,474)
Effect of a change in accounting due to the adoption of SFAS 159	(1,531)	—	—
Effect of a change in accounting due to the adoption of SFAS 158	146	—	(10,236)
Effect of a change in accounting due to the adoption of SFAS 155	—	(16,496)	—

Change in accumulated other comprehensive (loss) income	(2,602)	59,694	(93,710)

Ending balance of accumulated other comprehensive income	$82,421	$85,023	$25,329

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income for the years ending December 31, 2008, 2007 and 2006 are shown in the following table (in thousands):

	2008	2007	2006

Net income	$549,008	$595,575	$507,906

Other comprehensive (loss) income, before tax:
Unrealized net (depreciation) appreciation on securities arising during the period	(101,258)	247,052	26,550
Reclassification adjustment for realized investment gains included in net income	81,029	(127,387)	(153,873)
Foreign currency translation adjustments	6,321	(2,551)	(1,015)
Benefit plan liabilities	12,035	100	(84)

Other comprehensive (loss) income, before tax	(1,873)	117,214	(128,422)

Tax benefit (expense):
Unrealized net (appreciation) depreciation on securities arising during the period	35,440	(86,468)	(9,292)
Reclassification adjustment for realized investment gains (losses) included in net income	(28,360)	44,586	53,855
Foreign currency translation adjustments	(2,212)	893	355
Benefit plan liabilities	(4,212)	(35)	30

Total tax benefit (expense)	656	(41,024)	44,948

Other comprehensive (loss) income, net of tax	(1,217)	76,190	(83,474)

Comprehensive income	$547,791	$671,765	$424,432

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Gross unpaid losses and loss adjustment expenses, beginning of year	$5,119,085	$5,142,159	$5,117,708
Less: ceded unpaid losses and loss adjustment expenses, beginning of year	643,509	739,019	1,206,785

Net unpaid losses and loss adjustment expenses, beginning of year	4,475,576	4,403,140	3,910,923

Add: Losses and loss adjustment expenses incurred related to:
Current year	1,518,780	1,367,857	1,344,322
Prior years	(10,055)	40,507	139,875

Total losses and loss adjustment expenses incurred	1,508,725	1,408,364	1,484,197

Less: Paid losses and loss adjustment expenses related to:
Current year	264,784	251,373	251,254
Prior years	1,016,008	1,111,139	787,311

Total paid losses and loss adjustment expenses	1,280,792	1,362,512	1,038,565

Effects of exchange rate changes	(143,196)	26,584	46,585

Net unpaid losses and loss adjustment expenses, end of year	4,560,313	4,475,576	4,403,140
Add: ceded unpaid losses and loss adjustment expenses, end of year	690,171	643,509	739,019

Gross unpaid losses and loss adjustment expenses, end of year	$5,250,484	$5,119,085	$5,142,159

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of December 31, 2008. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $1,518.8 million, $1,367.9 million and $1,344.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in losses and loss adjustment expenses incurred for the year ended December 31, 2008 was primarily attributable to increased catastrophe losses. The increase in losses and loss adjustment expenses incurred for the year ended December 31, 2007 was primarily attributable to increased catastrophe losses, partially offset by reduced loss exposure associated with a decline in earned premium. For the years ended December 31, 2008, 2007 and 2006, current year catastrophe events were $264.7 million, $105.9 million and $34.9 million,

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. For the year ended December 31, 2008, the current year catastrophe losses included $143.8 million related to Hurricane Ike, $45.9 million related to the China winter storm, $19.1 million related to Windstorm Emma and $11.3 million related to Hurricane Gustav. For the year ended December 31, 2007, the total catastrophe losses included $38.5 million for Windstorm Kyrill, $12.3 million for Cyclone Gonu and $10.0 million for the Mexico flood in Tabasco. For the year ended December 31, 2006, the total catastrophe losses did not include any significant loss events.

Net losses and loss adjustment expenses incurred related to prior years decreased $10.1 million for the year ended December 31, 2008, and increased $40.5 million and $139.9 million for the years ended December 31, 2007 and 2006, respectively. The decrease in prior period losses and loss adjustment expenses for the year ended December 31, 2008 was attributable to decreased loss estimates due to loss emergence lower than expectations in the period in the London Market and U.S. Insurance divisions, partially offset by increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. The increase in prior period losses and loss adjustment expenses for the year ended December 31, 2007 was attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division and included $21.2 million related to settlement of litigation. This increase was partially offset by decreased loss estimates due to loss emergence lower than expectations in the period in the London Market, EuroAsia, and U.S. Insurance divisions. The increase in prior period losses and loss adjustment expenses for the year ended December 31, 2006 was attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. This increase was partially offset by decreased loss estimates due to loss emergence lower than expectations in the period in the London Market, EuroAsia, and U.S. Insurance divisions.

The effects of exchange rate changes on net unpaid losses and loss adjustment expenses resulted in a decrease of $143.2 million for the year ended December 31, 2008 and increases of $26.6 million and $46.6 million for the years ended December 31, 2007 and 2006, respectively. The effects of exchange rate changes were attributable to changes in foreign currency exchange rates for unpaid losses and loss adjustment expenses in the London Market division.

Ceded unpaid losses and loss adjustment expenses were $690.2 million, $643.5 million and $739.0 million as of December 31, 2008, 2007 and 2006, respectively. The increase in ceded unpaid losses and loss adjustment expenses for the year ended December 31, 2008 was attributable to a $62.9 million increase in unpaid reinsurance recoverables related to current year property catastrophe events, principally Hurricane Ike. The decrease reflected in ceded unpaid losses and loss adjustment expenses for the year ended December 31, 2007 was principally attributable to a $49.3 million decrease in unpaid reinsurance recoverables related to the Company’s whole account aggregate excess of loss retrocessional agreements and a $27.5 million decrease in unpaid reinsurance recoverables related to miscellaneous excess of loss retrocessional agreements.

The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $118.2 million and $128.7 million as of December 31, 2008 and 2007, respectively. The amount of case reserve discount was $55.6 million and $62.4 million as of December 31, 2008 and 2007, respectively. The amount of incurred but not reported reserve discount was $24.0 million and $27.0 million as of December 31, 2008 and 2007, respectively.

10.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of December 31, 2008 were $260.3 million, representing 5.7% of total net unpaid losses and loss adjustment expenses. Exposure arises from reinsurance contracts written by Clearwater prior to 1986 under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for such exposures

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

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

In addition, other issues have emerged regarding asbestos exposure that has further impacted the ability to estimate ultimate liabilities for this exposure. These issues include an increasingly aggressive plaintiffs’ bar, an increased involvement of defendants with peripheral exposure, the use of bankruptcy filings due to asbestos liabilities as an attempt to resolve these liabilities to the disadvantage of insurers, the concentration of litigation in venues favorable to plaintiffs, and the potential of asbestos litigation reform at the state or federal level.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the years ended December 31, 2008, 2007 and 2006, is set forth in the table below (in thousands):

	2008	2007	2006

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$339,271	$308,747	$274,724
Add: Gross losses and loss adjustment expenses incurred	73,816	85,923	62,460
Less: Gross calendar year paid losses and loss adjustment expenses	52,354	55,399	28,437

Gross unpaid losses and loss adjustment expenses, end of year	$360,733	$339,271	$308,747

Net unpaid losses and loss adjustment expenses, beginning of year	$222,426	$189,015	$119,268
Add: Net losses and loss adjustment expenses incurred	41,007	62,970	27,127
Less: Net calendar year paid losses and loss adjustment expenses	32,947	29,559	(42,620)

Net unpaid losses and loss adjustment expenses, end of year	$230,486	$222,426	$189,015

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$41,984	$35,935	$40,420
Add: Gross losses and loss adjustment expenses incurred	2,613	14,180	(628)
Less: Gross calendar year paid losses and loss adjustment expenses	10,355	8,131	3,857

Gross unpaid losses and loss adjustment expenses, end of year	$34,242	$41,984	$35,935

Net unpaid losses and loss adjustment expenses, beginning of year	$34,485	$26,745	$13,522
Add: Net losses and loss adjustment expenses incurred	4,078	14,474	(2,170)
Less: Net calendar year paid losses and loss adjustment expenses	8,744	6,734	(15,393)

Net unpaid losses and loss adjustment expenses, end of year	$29,819	$34,485	$26,745

Net losses and loss adjustment expenses incurred for asbestos claims increased $41.0 million, $63.0 million and $27.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increases in net losses and loss adjustment expenses incurred were primarily attributable to the annual reviews of claim activity and loss emergence trend information obtained in the calendar periods from ceding companies and other industry sources. Upon consideration of this new loss emergence information received in 2008, 2007 and 2006, the Company revised its loss development assumptions used in its asbestos loss reserving analyses, which had the effect of increasing the asbestos loss estimates for these calendar periods. The increase in 2006 net losses and loss adjustment expenses incurred included a $17.3 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $3.8 million related to the commutation of this agreement in addition to a net reserve increase of $40.6 million. Also as a result of this commutation, net reserves were increased by $49.9 million and net paid losses were decreased by $63.4 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net losses and loss adjustment expenses incurred for environmental claims increased $4.1 million and $14.5 million for the years ended December 31, 2008 and 2007, respectively and decreased $2.2 million for the year ended December 31, 2006. The increases in net losses and loss adjustment expenses incurred for the years ended December 31, 2008 and 2007 were attributable to the annual reviews of claim activity and loss emergence trend information obtained in the calendar year from ceding companies. The decrease in 2006 net losses and loss adjustment expenses incurred included a net reserve decrease of $0.3 million, a $3.1 million benefit resulting from the amortization of the deferred gain related to the 1995 Stop Loss Agreement and a loss of $1.2 million related to the commutation of this agreement. As a result of this commutation, net reserves were increased by $17.3 million and net paid losses were decreased by $19.2 million.

The Company’s survival ratio for asbestos and environmental related liabilities as of December 31, 2008 is eight years. The Company’s underlying survival ratio for asbestos related liabilities is eight years and for environmental related liabilities is five years. The asbestos and environmental related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, on December 31, 2008, divided by the average paid asbestos and environmental claims for the last three years of $34.2 million, which are net of reinsurance but prior to amounts subject to cession to the 1995 Stop Loss Agreement. Our survival ratios may fluctuate over time due to the variability of large payments and adjustments to liabilities.

11.	Reinsurance and Retrocessions

The Company utilizes reinsurance and retrocessional agreements to reduce and spread the risk of loss on its insurance and reinsurance business and to limit exposure to multiple claims arising from a single occurrence. The Company is subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against these risks, the Company purchases catastrophe excess of loss protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. In 2008, the Company purchased catastrophe excess of loss protection for certain non-U.S. exposures as well as various additional specific protections for its facultative property account in Latin America. Additionally, the Company purchases specific protections related to the business underwritten by its U.S. Insurance division.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There is a credit risk with respect to reinsurance, which would result in the Company recording a change to earnings in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements in force. Reinsurance recoverables are recorded as assets and a reserve for uncollectible reinsurance recoverables is established, based on the Company’s evaluation of each reinsurer’s or retrocessionaire’s ability to meet its obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts for the years ended December 31, 2008, 2007 and 2006 follow (in thousands):

	2008	2007	2006

Premiums Written
Direct	$792,351	$736,822	$712,149
Add: assumed	1,502,191	1,545,860	1,623,593
Less: ceded	263,721	193,239	174,807

Net	$2,030,821	$2,089,443	$2,160,935

Premiums Earned
Direct	$773,042	$738,116	$728,949
Add: assumed	1,525,516	1,566,392	1,706,589
Less: ceded	222,194	183,971	209,712

Net	$2,076,364	$2,120,537	$2,225,826

The total amount of reinsurance recoverable on paid and unpaid losses as of December 31, 2008 and 2007 was $773.2 million and $726.6 million, respectively. The reserve for uncollectible recoverables as of December 31, 2008 and 2007 was $44.5 million and $44.4 million, respectively, and has been netted against reinsurance recoverables on loss payments in the consolidated balance sheets. The Company has also established a reserve for potentially uncollectible assumed reinsurance balances of $3.0 million and $1.5 million as of December 31, 2008 and 2007, respectively, which has been netted against premiums receivable.

The Company’s reinsurance protection covering certain amounts of its 1995 and prior unpaid losses and loss adjustment expenses (the “1995 Stop Loss Agreement”), provided by nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, was commuted effective September 29, 2006, for consideration of $63.2 million. In accordance with the terms of the commutation agreement, the Company commuted ceded loss reserves of $71.8 million, resulting in a pre-tax commutation loss of $5.5 million for the year ended December 31, 2006. The 1995 Stop Loss Agreement had been accounted for as retroactive reinsurance. Accordingly, losses ceded under the contract in excess of premiums paid had been recorded as a deferred gain rather than as a benefit in the applicable periods. The deferred gain had been amortized into income over the estimated remaining settlement period of the underlying claims. Prior to commutation, on March 29, 2006, the Company received $78.0 million in cash from nSpire Re, which reduced the outstanding recoverable. As the $78.0 million was received in advance of the payment of the underlying claims, it was included as an adjustment to net unpaid losses and loss adjustment expenses, which increased by $78.0 million. In connection with the receipt of this cash, during 2006, the Company recognized $19.3 million ($12.5 million after tax) of the cumulative deferred gain, an increase of $17.9 million ($11.7 million after tax) over the anticipated deferred gain amortization for the period, as a reduction in losses and loss adjustment expenses.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In each calendar year, subject to certain limits, the Company has the ability to cede losses that are attributable to the covered period until all applicable losses are paid and settled, which is typically several years beyond the covered period, or until the contract is terminated by the Company. The ability of the Company to cede losses in any given calendar year that are attributable to prior periods will depend on the nature of the risks that generated the losses, the time periods from which the losses originate and whether there are limits remaining covering the subject period. Losses attributable to prior periods are ceded to the treaties and recorded in the period in which they are ceded. Additional premiums, if any, are determined and recorded in the period when losses are ceded. When additional premiums are due, the interest on the funds attributable to the additional premiums ceded is typically calculated based on the inception period of the contract and the cumulative interest expense is recognized in the period when additional premiums are due. As of December 31, 2008 and 2007, the limits for the Whole Account Excess of Loss Agreements have been fully utilized or commuted.

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

In addition to the Whole Account Excess of Loss Agreements, the Company entered into a three-year aggregate excess of loss reinsurance contract protecting its United States facultative casualty business for underwriting years 1998 through 2000 (“Facultative Excess of Loss Agreement”), which indemnified the Company for losses in excess of an annual retention, subject to an annual limit of liability. During December 2006, the Company entered into a commutation and release agreement related to this contract, pursuant to which all rights, obligations and liabilities were fully and finally settled. As a result of the commutation, a pre-tax loss of $1.4 million

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was recognized. Additionally, reinsurance recoverables were reduced by $16.1 million for the year ended December 31, 2006.

The income before income taxes reflected in the Company’s statements of operations related to the Company’s Whole Account Excess of Loss Agreements and Facultative Excess of Loss Agreement, including the effect of commutations, for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Ceded earned premium	$300	$185	$(1,695)
Ceded acquisition costs	1,200	2,695	1,500
Ceded losses and loss adjustment expenses	—	(78)	8,287

Net underwriting income	1,500	2,802	8,092
Interest expense	(4,851)	(7,052)	(8,696)

Loss before income taxes	$(3,351)	$(4,250)	$(604)

The Company has recorded interest expense associated with other ceded reinsurance agreements, and not reflected in the table above, of $439 thousand, $975 thousand and $571 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

The reinsurance recoverables on paid and unpaid losses related to the 2000 and 2001 underwriting years Whole Account Excess of Loss Agreements are $46.5 million and $74.0 million as of December 31, 2008 and 2007, respectively. Funds held under reinsurance contracts related to these agreements, shown as a liability on the Company’s consolidated balance sheets, reflect $34.8 million and $58.1 million as of December 31, 2008 and 2007, respectively. Other collateral related to these agreements is $12.3 million and $33.6 million as of December 31, 2008 and 2007, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Reinsurance Recoverables

The Company’s ten largest reinsurers represent 45.8% of its total reinsurance recoverables as of December 31, 2008. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $21.6 million, or 2.8%, of reinsurance recoverables as of December 31, 2008, and the average balance is less than $3.0 million. The Company held total collateral of $225.7 million as of December 31, 2008, representing 29.2% of total reinsurance recoverables. The following table shows the total amount that is recoverable from each of the Company’s ten largest reinsurers for paid and unpaid losses as of December 31, 2008, the amount of collateral held, and each reinsurer’s A.M. Best rating (in thousands):

	Reinsurance	Percent		A.M. Best
Reinsurer	Recoverables	of Total	Collateral	Rating

Lloyd’s of London	$74,158	9.6%	$—	A
Federal Crop Insurance	47,911	6.2	—	NR
Underwriters Reinsurance Company (Barbados)	46,469	6.0	46,469	NR
Swiss Reinsurance America Corporation	37,638	4.9	—	A+
D.E. Shaw Re Bermuda Ltd.	27,288	3.5	31,869	NR
Swiss Re UK Ltd.	24,843	3.2	—	NR
Federal Insurance Company	24,646	3.2	—	A++
Ace Property & Casualty Insurance	24,218	3.2	—	A+
Transatlantic Reinsurance Company	23,564	3.0	—	A
Arch Reinsurance Company	23,107	3.0	18,257	A

Sub total	353,842	45.8	96,595
All other	419,328	54.2	129,105

Total	$773,170	100.0%	$225,700

Reinsurance recoverables were $726.6 million and collateral was $184.1 million, or 25.3% of the reinsurance recoverable balance, as of December 31, 2007.

Several individual reinsurers are part of the same corporate group. The following table shows the five largest aggregate amounts that are recoverable from all individual entities that form part of the same corporate group as of December 31, 2008 and the amount of collateral held from each group (in thousands):

	Reinsurance	Percent of
Reinsurer	Recoverable	Total	Collateral

Swiss Re Group	$122,563	15.9%	$46,587
Lloyd’s of London	74,158	9.6	—
Federal Crop Insurance Corp	47,911	6.2	—
Ace INA Group	37,006	4.8	—
D.E. Shaw Group	27,288	3.5	31,869

Sub total	308,926	40.0	78,456
All other	464,244	60.0	147,244

Total	$773,170	100.0%	$225,700

The Company is the beneficiary of letters of credit, cash and other forms of collateral to secure certain amounts due from its reinsurers. The total amount of collateral held by the Company as of December 31, 2008 is

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$225.7 million, which represents 29.2% of the total amount of reinsurance recoverables, comprised of the following forms of collateral (in thousands):

		Percent of
Form of Collateral	Collateral	Recoverables

Letters of credit	$110,747	14.3%
Funds withheld from reinsurers	59,417	7.7
Trust agreements	55,536	7.2

Total	$225,700	29.2%

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

13.	Debt Obligations, Common Shares and Preferred Shares

Debt Obligations

The components of the Company’s debt obligations as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

7.65% Senior Notes due 2013	$224,790	$224,746
6.875% Senior Notes due 2015	124,488	124,408
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,278	$489,154

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, Series C (the “Series C Notes”), due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year with the first interest payment having been made on March 15, 2007. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the years ended December 31, 2008 and 2007, the average annual interest rate on the Series C Notes was 5.71% and 7.93%, respectively.

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A, due March 15, 2021 (the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Series A Notes”) and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company in 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company in 2009 at their par value, plus accrued and unpaid interest. For the year ended December 31, 2008, the average annual interest rate on each series of notes was 5.41%, compared to an average annual interest rate of 7.62% for the year ended December 31, 2007. In December 2008, the Company entered into interest rate swaps, with an aggregate notional value of $140.0 million, to protect it from adverse movements in interest rates. Under these swap contracts, the Company receives a floating interest rate of three-month LIBOR and pays a fixed interest rate of 2.49% on the $140.0 million notional value of the contracts, for a five-year period ending in December 2013.

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

In June 2002, the Company issued $110.0 million aggregate principal amount of convertible senior debentures, due 2022 (the “Convertible Notes”). Interest accrued on the Convertible Notes at a fixed rate of 4.375% per annum, due semi-annually on June 15 and December 15. The Convertible Notes became redeemable at the Company’s option on June 22, 2005. Under certain conditions specified in the indenture under which the Convertible Notes were issued (the “Indenture”), each Convertible Notes holder had the right to request conversion of its Convertible Notes into 46.9925 of the Company’s common shares for every $1,000 principal amount of the Convertible Notes held by such holder, which represented a conversion price of $21.28 per share. These conditions included the common stock of the Company trading at or above $25.54 per share for a specified period of time. Pursuant to the terms of the Indenture, the Company was permitted to satisfy the conversion obligations in stock or in cash, or in a combination thereof. The conversion conditions were first satisfied on August 9, 2006, and in accordance with the Indenture, the Convertible Notes became convertible, at the option of the holders, on August 14, 2006. As of March 31, 2007, 1.9 million shares of the Company’s common stock were issued to the Convertible Notes holders who elected to convert their Convertible Notes. In March 2007, the Company announced that it had called for the redemption of the remaining $22.5 million principal value of the outstanding Convertible Notes. At the close of business on April 30, 2007, all holders of the Convertible Notes had exercised their rights of conversion with respect to the Convertible Notes. Accordingly, on May 1, 2007, the Company issued 1,056,107 shares of its common stock related to the final conversion of $22.5 million principal value of the Convertible Notes, and no Convertible Notes remained outstanding as of such date.

During the year ended December 31, 2006, the Company repurchased portions of its Convertible Notes, as reflected in the following table (in thousands):

2006

Principal value repurchased	$16,930
Cost of repurchase	19,333

Loss on early extinguishment of debt	$(2,403)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the aggregate maturities of the Company’s debt obligations, at face value, are as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

As of December 31, 2008 and 2007, the amortized cost of the Company’s debt obligations was $489.3 million and $489.2 million, respectively, as reflected in the consolidated balance sheets. As of December 31, 2008 and 2007, the estimated fair value of the Company’s debt obligations was $407.0 million and $506.2 million, respectively. The estimated fair value is based on quoted market prices for debt similar to the Company’s, and discounted cash flow calculations.

On July 13, 2007, the Company entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by the Company, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits the Company to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support the insurance and reinsurance business of the Company. The Credit Agreement replaced the Company’s three-year, $150.0 million credit facility entered into as of September 23, 2005, which has been terminated, and the obligations there-under have been satisfied.

As of December 31, 2008, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

Common Shares

On June 15, 2007, the Company’s Board of Directors authorized a share repurchase program. Under the initial authorization, effective as of such date, the Company was authorized to repurchase shares of its common stock on the open market from time to time through June 15, 2009, up to an aggregate purchase price of $200.0 million. On March 18, 2008, the Company announced that its Board of Directors had increased the share repurchase program authorization by an additional $200.0 million, to a total repurchase authorization of $400.0 million. On September 3, 2008, the Company announced that its Board of Directors had increased the program by an additional $200.0 million, to a total repurchase authorization of $600.0 million, and extended the termination date of the repurchase program to December 31, 2009. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the year ended December 31, 2008, the Company repurchased and retired 9,480,756 shares of its common stock, at a cost of $351.4 million, an average repurchase price of $37.06 per share.

From inception of the program through December 31, 2008, the Company has repurchased and retired 12,117,745 shares of its common stock at a total cost of $445.8 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On each of March 28, 2008 and June 27, 2008, the Company paid dividends of $0.0625 per common share. On July 31, 2008, the Company announced that its Board of Directors had approved a 20% increase in its quarterly common stock dividend, and declared a quarterly cash dividend of $0.075, which was paid on September 26, 2008. The common share dividend of $0.075 for the fourth quarter was paid on December 30, 2008. These common share dividends resulted in an aggregate annual dividend in 2008 of $0.275 per common share, totaling $17.4 million. In each of the four quarters of 2007, the Company paid a dividend of $0.0625 per common share, resulting in an aggregate annual dividend of $0.25 per common share, totaling $17.8 million. The 2007 dividends were paid on March 30, 2007, June 29, 2007, September 28, 2007 and December 28, 2007.

Preferred Shares

On October 20, 2005, the Company completed the sale of $100.0 million of non-cumulative perpetual preferred shares. The Company sold 2.0 million shares of 8.125% Series A perpetual preferred stock and 2.0 million shares of floating rate Series B perpetual preferred stock, for total net proceeds of $97.5 million. The Series A preferred shares have a liquidation preference of $25.00 per share and are redeemable at $25.00 per share at the Company’s option, in whole, or in part from time to time, starting on or after October 20, 2010. Dividends on the Series B preferred shares are payable at an annual rate equal to 3.25% above the three-month LIBOR on the applicable determination date. During the year ended December 31, 2008, Odyssey America purchased 128,000 shares of the Company’s Series B preferred shares, with a liquidation preference of $3.1 million, for $1.7 million. As a result of the purchase of the Series B preferred shares, the Company recorded a gain of $1.4 million during the year ended December 31, 2008, which was reflected in the Company’s retained earnings and included in net income available to common shareholders. As of December 31, 2008, 1,872,000 shares of the Company’s Series B preferred stock were outstanding.

The Series B preferred shares have a liquidation preference of $25.00 per share and are redeemable by the Company at the redemption prices below (in thousands, except per share amounts):

	Redemption Price
Period	Per Share	In Aggregate

October 20, 2010 through October 19, 2011	$25.375	$47,502
October 20, 2011 through October 19, 2012	25.250	47,268
October 20, 2012 through October 19, 2013	25.125	47,034
October 20, 2013 and thereafter	25.000	46,800

Dividends on each series of preferred shares are deferrable on a non-cumulative basis, provided that no dividends or other distributions have been declared or paid or set apart for payment on any other class or series of the Company’s capital shares ranking junior to or equal with the preferred shares. Dividends on Series A and Series B preferred shares will each be payable when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 20th day of January, April, July, and October of each year. Deferred dividends on either series will not accrue interest prior to the date of redemption. On December 2, 2008, the Company’s Board of Directors declared quarterly dividends of $0.5078125 per share on the Company’s 8.125% Series A preferred shares and $0.4845313 per share on the Company’s floating rate Series B preferred shares. The total dividends of $1.9 million were paid on January 20, 2009 to Series A and Series B preferred shareholders of record on December 31, 2008.

As of December 31, 2008, a subsidiary of Fairfax owned 253,599 shares and 70,000 shares of the Company’s Series A and Series B preferred stock, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment Reporting

The Company’s operations are managed through four operating segments: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and facultative basis. The EuroAsia division writes treaty reinsurance. The London Market division operates through three distribution channels, Newline at Lloyd’s and NICL, which focus on casualty insurance, and the London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical professional liability, professional liability and non-standard automobile.

The financial results of these divisions for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Year Ended December 31, 2008	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$776,387	$596,710	$381,764	$539,681	$2,294,542
Net premiums written	760,696	569,289	306,526	394,310	2,030,821
Net premiums earned	$780,027	$566,517	$314,616	$415,204	$2,076,364

Losses and loss adjustment expenses	645,550	397,203	188,566	277,406	1,508,725
Acquisition costs and other underwriting expenses	253,542	147,091	81,672	110,713	593,018

Total underwriting deductions	899,092	544,294	270,238	388,119	2,101,743

Underwriting (loss) income	$(119,065)	$22,223	$44,378	$27,085	(25,379)

Net investment income					255,199
Net realized investment gains					692,259
Other expense, net					(60,419)
Interest expense					(34,180)

Income before income taxes					$827,480

Underwriting ratios:
Losses and loss adjustment expenses	82.8%	70.1%	59.9%	66.8%	72.7%
Acquisition costs and other underwriting expenses	32.5	26.0	26.0	26.7	28.5

Combined ratio	115.3%	96.1%	85.9%	93.5%	101.2%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$834,921	$565,608	$349,874	$532,279	$2,282,682
Net premiums written	817,849	542,058	305,601	423,935	2,089,443
Net premiums earned	$841,869	$543,141	$306,799	$428,728	$2,120,537

Losses and loss adjustment expenses	661,429	348,593	150,413	247,929	1,408,364
Acquisition costs and other underwriting expenses	270,812	149,424	80,636	114,940	615,812

Total underwriting deductions	932,241	498,017	231,049	362,869	2,024,176

Underwriting (loss) income	$(90,372)	$45,124	$75,750	$65,859	96,361

Net investment income					329,422
Net realized investment gains					539,136
Other expense, net					(14,006)
Interest expense					(37,665)

Income before income taxes					$913,248

Underwriting ratios:
Losses and loss adjustment expenses	78.6%	64.2%	49.0%	57.8%	66.4%
Acquisition costs and other underwriting expenses	32.1	27.5	26.3	26.8	29.1

Combined ratio	110.7%	91.7%	75.3%	84.6%	95.5%

Year Ended December 31, 2006	Americas	EuroAsia	London Market	U.S. Insurance	Total

Gross premiums written	$924,213	$561,232	$340,653	$509,644	$2,335,742
Net premiums written	897,819	542,454	312,524	408,138	2,160,935
Net premiums earned	$975,039	$531,378	$333,508	$385,901	$2,225,826

Losses and loss adjustment expenses	765,787	320,434	182,478	215,498	1,484,197
Acquisition costs and other underwriting expenses	299,557	134,590	86,064	97,413	617,624

Total underwriting deductions	1,065,344	455,024	268,542	312,911	2,101,821

Underwriting (loss) income	$(90,305)	$76,354	$64,966	$72,990	124,005

Net investment income					487,119
Net realized investment gains					189,129
Other expense, net					(21,120)
Interest expense					(37,515)
Loss on early extinguishment of debt					(2,403)

Income before income taxes					$739,215

Underwriting ratios:
Losses and loss adjustment expenses	78.5%	60.3%	54.7%	55.8%	66.7%
Acquisition costs and other underwriting expenses	30.8	25.3	25.8	25.3	27.7

Combined ratio	109.3%	85.6%	80.5%	81.1%	94.4%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Major Unit/Division

	Years Ended December 31,
	2008	2007	2006

United States	$579,023	$650,614	$756,425
Latin America	158,140	141,433	134,947
Canada	40,316	43,287	32,041
Other	(1,092)	(413)	800

Total Americas	776,387	834,921	924,213
EuroAsia	596,710	565,608	561,232
London Market	381,764	349,874	340,653
U.S. Insurance	539,681	532,279	509,644

Total gross premiums written	$2,294,542	$2,282,682	$2,335,742

Gross Premiums Written by Type of Business/Business Unit

	Years Ended December 31,
	2008	2007	2006

Americas
Property excess of loss	$144,227	$125,053	$122,689
Property proportional	132,432	123,331	158,116
Property facultative	17,948	19,479	13,747

Subtotal property	294,607	267,863	294,552
Casualty excess of loss	150,529	181,470	231,141
Casualty proportional	186,617	232,542	221,163
Casualty facultative	71,975	81,995	94,103

Subtotal casualty	409,121	496,007	546,407
Marine and aerospace	27,578	25,427	36,199
Surety and credit	45,081	45,592	46,388
Other lines	—	32	667

Total Americas	776,387	834,921	924,213

EuroAsia
Property excess of loss	187,469	159,985	143,640
Property proportional	201,887	195,290	203,827
Property facultative	245	2,275	3,220

Subtotal property	389,601	357,550	350,687
Casualty excess of loss	75,647	66,755	70,422
Casualty proportional	36,867	41,492	38,697

Subtotal casualty	112,514	108,247	109,119
Marine and aerospace	49,100	48,158	45,888
Surety and credit	45,495	51,653	55,538

Total EuroAsia	596,710	565,608	561,232

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007	2006

London Market
Property excess of loss	62,116	66,318	47,467
Property proportional	1,430	1,107	(20)

Subtotal property	63,546	67,425	47,447
Casualty excess of loss	4,851	6,789	15,193
Casualty proportional	13,462	15,964	13,193

Subtotal casualty	18,313	22,753	28,386
Marine and aerospace	47,234	55,153	62,315

Total reinsurance	129,093	145,331	138,148

Liability lines	248,185	201,492	198,880
Other	4,486	3,051	3,625

Total insurance	252,671	204,549	202,505

Total London Market	381,764	349,874	340,653

U.S. Insurance
Professional liability	$130,926	$139,320	$131,034
Medical professional liability	113,922	130,150	152,811
Specialty liability	90,918	90,398	81,832
Property and package	111,489	68,457	30,749
Commercial automobile	68,159	52,374	35,545
Personal automobile	24,267	51,580	77,673

Total U.S. Insurance	539,681	532,279	509,644

Total gross premiums written	$2,294,542	$2,282,682	$2,335,742

The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows our gross premiums written, by distribution source, for the year ended December 31, 2008 (in millions):

15.	Federal and Foreign Income Taxes

The components of the federal and foreign income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 follow (in thousands):

	2008	2007	2006

Current:
United States	$463,222	$123,527	$126,693
Foreign	70,677	78,276	18,274

Total current income tax provision	533,899	201,803	144,967

Deferred:
United States	(258,303)	113,621	47,979
Foreign	2,876	2,249	38,363

Total deferred income tax provision	(255,427)	115,870	86,342

Total federal and foreign income tax provision	$278,472	$317,673	$231,309

Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of federal and foreign income tax assets and liabilities as of December 31, 2008 and 2007 follow (in thousands):

	2008	2007

Unpaid losses and loss adjustment expenses	$164,552	$158,937
Unearned premiums	38,946	42,523
Reserve for potentially uncollectible balances	13,958	13,385
Pension and benefit accruals	8,015	6,717
Investments	116,928	—
Foreign tax credit	110,631	103,349

Total deferred tax assets	453,030	324,911

Deferred acquisition costs	48,675	54,720
Investments	—	124,301
Foreign deferred items	66,122	63,245
Other	3,648	4,557

Total deferred tax liabilities	118,445	246,823

Net deferred tax assets	334,585	78,088
Deferred income taxes on accumulated other comprehensive income	(44,378)	(45,780)

Deferred federal and foreign income tax asset	290,207	32,308
Current taxes payable	(238,111)	(45,923)

Federal and foreign income taxes recoverable (payable)	$52,096	$(13,615)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in the Company’s net deferred tax assets as of December 31, 2008 as compared to December 31, 2007 is primarily attributable to deferred tax liabilities on unrealized gains in 2007 that were realized for tax purposes in 2008, and 2008 impairment losses on equity losses that are deferred for tax purposes until they are sold.

The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008		2007		2006
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Loss

Income before income taxes	$827,480		$913,248		$739,215

Income tax provision computed on income before income taxes	$289,618	35.0%	$319,637	35.0%	$258,725	35.0%
Increase (decrease) in income taxes resulting from:
Dividend received deduction and tax-exempt income	(11,589)	(1.4)	(5,401)	(0.6)	(4,505)	(0.6)
Prior year tax settlement	—	—	—	—	(16,543)	(2.2)
Other, net	443	0.1	3,437	0.4	(6,368)	(0.9)

Total federal and foreign income tax provision	$278,472	33.7%	$317,673	34.8%	$231,309	31.3%

Included in the income tax provision for the year ended December 31, 2006 is a one-time tax benefit of $16.5 million, which is attributable to the settlement of tax issues related to the acquisition of Clearwater in 1996.

Domestic pre-tax income was $642.4 million, $692.8 million and 513.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Foreign pre-tax income was $185.1 million, $220.4 million and $226.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As a result of Fairfax reducing its ownership of the Company to below 80% during the third quarter of 2006, the Company was deconsolidated from the United States tax group of Fairfax, and, accordingly, the Company has filed a separate consolidated tax return for the period August 29, 2006 to December 31, 2006 and will file a separate consolidated tax return for 2007 and 2008. The deconsolidation has no effect on the Company’s tax position. Prior to August 29, 2006, the Company was a member of the United States tax group of Fairfax and made payments to Fairfax in accordance with its tax sharing agreements. The Company paid federal and foreign income taxes of $348.4 million, $224.6 million and $59.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had a current tax payable of $238.1 million, which reflects $9.3 million payable to Fairfax and a net payable of $228.8 million to the U.S. federal government and various foreign governments. As of December 31, 2007, the Company had a current tax payable of $45.9 million, which reflects $33.1 million payable to Fairfax and a net payable of $12.8 million to the U.S. federal government and various foreign governments. The federal income tax provision is allocated to each of the Company’s subsidiaries in the consolidated group pursuant to a written agreement, on the basis of each subsidiary’s separate taxable income.

The Company files income tax returns with various federal, state, and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2005 through 2007 remain open for examination. The Internal Revenue Service completed their audit of the Company’s 2003 and 2004 tax returns and commenced their audit of the Company’s 2005 and 2006 tax returns during 2008. There have been no material adjustments proposed under the current audit cycle. Income tax returns filed with various state and foreign jurisdictions remain open to examination in accordance with individual statutes.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not have any material unrecognized tax benefits and, accordingly, has not recognized any accrued interest or penalties associated with uncertain tax positions.

16.	Commitments and Contingencies

On September 7, 2005, the Company announced that it had been advised by Fairfax that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and has participated in the investigation into these matters. In addition, the Company provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of the Company’s financial results announced by it on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. This inquiry is ongoing, and the Company will continue to cooperate fully in addressing its obligations under this subpoena. At the present time, the Company cannot predict the outcome of these matters, or the ultimate effect on the Company’s consolidated financial statements, which effect could be material and adverse. No assurance can be made that the Company will not be subject to further requests or other regulatory proceedings of a similar kind.

On February 8, 2007, the Company was added as a co-defendant in an amended and consolidated complaint in an existing action against Fairfax, and certain of Fairfax’s officers and directors, who include certain of the Company’s current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. These claims are at a preliminary stage. Pursuant to the scheduling stipulations, the various defendants filed their respective motions to dismiss the amended and consolidated complaint, the lead plaintiffs filed their opposition thereto, and the defendants filed their replies to those oppositions; the motions to dismiss were argued before the Court in December 2007. The Court has not yet issued a ruling on these motions. The Company intends to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

In July 2006, Fairfax filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third party complaint against, among others, OdysseyRe and certain of its directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim and third-party complaint that again named OdysseyRe and certain directors as defendants. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against these claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

During the second quarter of 2004, Odyssey America pledged U.S. Treasury Notes with a par value of $162.0 million (“the pledged assets”), or approximately £110.0 million equivalent, to the Society and Council of Lloyd’s on behalf of Advent to support Advent’s underwriting activities for the 2001 to 2005 underwriting years of account. Advent is 66.6% owned by Fairfax and its affiliates, which includes 14.4% held by OdysseyRe. nSpire Re Limited (“nSpire Re”), a wholly-owned subsidiary of Fairfax, had previously pledged assets at Lloyd’s on behalf of Advent pursuant to a November 2000 agreement with Advent. In consideration of Odyssey America pledging the assets, nSpire Re paid Odyssey America a fee equal to 2.0% per annum of the pledged assets, which the Company

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered to be representative of commercial market terms. The securities were carried at fair value and were included in investments and cash in OdysseyRe’s consolidated balance sheets. Interest earned on the securities was included in investment income. The placement of funds at Lloyd’s would have automatically terminated effective no later than December 31, 2008 and any remaining pledged assets would have reverted to Odyssey America at that time. In January 2006, September 2006, June 2007, July 2008 and December 2008, Odyssey America received assets with par values of $48.6 million, $10.7 million, $14.6 million, $63.9 million and $24.2 million, respectively, in each case representing a permanent reduction and unconditional release of such amount, prior to the stated termination date. Following these returns of assets, and as of December 31, 2008, Lloyd’s has returned all the pledged assets related to Advent to Odyssey America, and Odyssey America has received a deed of total release from Lloyd’s with respect thereto.

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged municipal bonds and cash, with a fair value of $214.7 million as of December 31, 2008, in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support its outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

Clearwater agreed to allow Ranger Insurance Company, a subsidiary of Fairfax that is now known as Fairmont Specialty Insurance Company (“Fairmont”), to attach an assumption of liability endorsement of Clearwater to certain Fairmont policies issued from July 1, 1999 to April 30, 2004, the effective termination date of the agreement. Should Fairmont fail to meet its obligations, Clearwater is ultimately liable for any unpaid losses, pursuant to the terms of the endorsements. This arrangement enabled Fairmont to provide additional security to its customers as a result of Clearwater’s financial strength ratings and capital resources. The agreement to provide the endorsements was provided by Clearwater while each company was 100% owned by Fairfax. The potential exposure in connection with these endorsements is currently estimated at $0.6 million, based on the subject policies’ outstanding case loss reserves as of December 31, 2008. Fairmont has met and continues to meet all of its obligations, including those subject to this agreement, in the normal course of business, and Clearwater does not anticipate making any payments under this guarantee. The Company believes that the financial resources of Fairmont provide adequate protection to support its liabilities in the ordinary course of business. In addition, Fairfax has indemnified Clearwater for any obligations under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For the years ended December 31, 2008, 2007 and 2006, Falcon paid $0.3 million, $0.5 million and $0.5 million, respectively, to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in connection with this agreement is estimated to be $48.7 million, based on Falcon’s loss reserves at December 31, 2008. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $39.5 million as of December 31, 2008. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of the shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner claimed that the guarantee should be available and pursued legal actions against the Company. The Company found this claim without merit and vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the one-year period commencing November 1, 2008. As of December 31, 2008, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both December 31, 2008 and 2007 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date. The Company continues to vigorously pursue collection of the award.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries lease office space and furniture and equipment under long-term leases expiring through the year 2022. Minimum annual rentals follow (in thousands):

Amount

2009	$9,178
2010	8,410
2011	6,743
2012	5,651
2013 and thereafter	41,875

Total	$71,857

The amounts above are reduced by an aggregate minimum rental recovery of $2.1 million resulting from the sublease of space to other companies.

Rental expense, before sublease income under these operating leases, was $11.3 million, $8.2 million and $9.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recovered pre-tax amounts of $0.1 million for each of the years ended December 31, 2008, 2007 and 2006, respectively, from subleases.

17.	Statutory Information and Dividend Restrictions

Odyssey America, the Company’s principal operating subsidiary, is subject to state regulatory restrictions that limit the maximum amount of dividends payable. In any 12-month period, Odyssey America may pay dividends equal to the greater of (i) 10% of statutory capital and surplus as of the prior year end or (ii) net income for such prior year, without prior approval of the Insurance Commissioner of the State of Connecticut (the “Connecticut Commissioner”). The maximum amount of dividends which Odyssey America may pay in 2009, without such prior approval is $544.8 million, based on Odyssey America’s separate company statutory financial statements. Connecticut law further provides that (i) Odyssey America must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after the declaration thereof and at least ten days prior to payment and (ii) Odyssey America may not pay any dividend or distribution in excess of its earned surplus, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without the Connecticut Commissioner’s approval.

Odyssey America paid dividends to the Company of $410.0 million, $155.0 million and $60.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. In addition, effective December 31, 2005, the Company received approval from the Connecticut Insurance Commissioner to make a $200.0 million capital contribution to Odyssey America, to be completed prior to February 28, 2006. In February 2006, the Company completed the $200.0 million capital contribution to Odyssey America.

The following is the consolidated statutory basis net income and policyholders’ surplus of Odyssey America and its subsidiaries, for each of the years ended and as of December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Net income	$602,133	$335,783	$608,031
Policyholders’ surplus	$2,951,335	$2,922,758	$2,501,582

The statutory provision for potentially uncollectible reinsurance recoverables due from unauthorized companies is reduced to the extent collateral is held by Clearwater or Hudson. Pursuant to indemnification agreements between the Company and Clearwater, and between the Company and Hudson, the Company provides letters of credit and/or cash in respect of uncollateralized balances due from unauthorized reinsurers. The use of such collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware, the domiciliary state of Clearwater and Hudson. The Company has provided a $20.5 million letter of credit to Clearwater and a $0.5 million letter of credit to Hudson as of December 31, 2008, which have been used as collateral in regard to the indemnification agreements. The indemnification agreements do not affect the accompanying consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Related Party Transactions

The Company has entered into various reinsurance arrangements with Fairfax and its affiliates. The approximate amounts included in or deducted from income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded, as of and for the years ended December 31, 2008, 2007 and 2006 follow (in thousands):

	2008	2007	2006

Assumed:
Premiums written	$18,188	$26,385	$33,082
Premiums earned	21,633	30,368	38,128
Losses and loss adjustment expenses	11,404	6,629	27,110
Acquisition costs	6,592	4,506	9,858
Reinsurance payable on loss payments	2,235	2,721	3,318
Reinsurance balances receivable	2,269	5,203	4,715
Unpaid losses and loss adjustment expenses	148,495	179,377	226,165
Unearned premiums	8,012	11,456	15,440
Ceded:
Premiums written	$444	$(653)	$10,141
Premiums earned	656	(276)	13,051
Losses and loss adjustment expenses	14,283	(7,094)	21,531
Acquisition costs	9	(13)	2,114
Ceded reinsurance balances payable	258	1,180	1,454
Reinsurance recoverables on loss payments	7	463	1,715
Reinsurance recoverables on unpaid losses	13,223	14,258	30,166
Prepaid reinsurance premiums	—	212	589

Written premiums assumed from Fairfax’s affiliates in 2008 represent 0.8% of OdysseyRe’s total gross premiums written for the year ended December 31, 2008. Ceded premiums written represent 0.2% of OdysseyRe’s total ceded premiums written for the year ended December 31, 2008. The largest amounts of related party assumed business in 2008 were received from Commonwealth Insurance Company and Lombard General Insurance Company of Canada.

The Company’s subsidiaries have entered into investment management agreements with Fairfax and its wholly-owned subsidiary, Hamblin Watsa Investment Counsel Ltd. These agreements provide for an annual base fee of 0.20% (20 basis points), calculated and paid quarterly based upon the subsidiary’s average invested assets for the preceding three months. The agreements also include incentive fees of 0.10% (10 basis points), which are payable if realized gains exceed 1% of the average investment portfolio in any given year, subject to cumulative realized gains on investments exceeding 1% of the average investment portfolio. Additional incentive fees are paid based upon the performance of the subsidiary’s equity portfolio equal to 10% of the return on equities (subject to an annual maximum) in excess of the Standard & Poor’s 500 index plus 200 basis points, provided that the equity portfolio has achieved such excess on a cumulative basis. If the performance of the equity portfolio does not equal or exceed this benchmark in a given year, the annual base fee is reduced to 0.18% (18 basis points). The aggregate annual investment management fee payable by each subsidiary, including incentive fees, is capped at 0.40% (40 basis points) of its investment portfolio, with any excess amounts carried into the following year. These agreements may be terminated by either party on 30 days’ notice. For the years ended December 31, 2008, 2007 and 2006, total fees, including incentive fees, of $21.4 million, $17.3 million and $17.6 million, respectively, are included in the consolidated statements of operations.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The OdysseyRe Foundation, a not-for-profit entity through which the Company provides funding to charitable organizations active in the communities in which the Company operates, was formed in February 2007. Prior to the formation of the OdysseyRe Foundation, the Company provided funding to charitable organizations through the Sixty-Four Foundation, a not-for-profit affiliate of Fairfax and the Company. Included in other expense, net for the years ended December 31, 2008, 2007 and 2006, are incurred charitable contributions of $3.7 million, $2.5 million and $1.7 million, respectively, related to these entities.

Due to expense sharing and investment management agreements with Fairfax and its affiliates, the Company has accrued, on its consolidated balance sheet, amounts receivable from affiliates of $1.0 million and $1.0 million as of December 31, 2008 and 2007, respectively, and amounts payable to affiliates of $1.6 million and $4.6 million as of December 31, 2008 and 2007, respectively.

In the ordinary course of the Company’s investment activities, the Company makes investments in investment funds, limited partnerships and other investment vehicles in which Fairfax or its affiliates may also be investors.

19.	Employee Benefits

As of December 31, 2008, SFAS 158 requires employers to measure plan assets and liabilities as of the date of their financial statements. The Supplemental Employee Retirement Plan and the Postretirement Benefit Plan are not affected by this revision as the measurement date for these plans has historically been December 31. However, the measurement date for the Defined Benefit Pension Plan and the Supplemental Plan has been changed from October 1 to December 31. The Company elected to apply the “fifteen-month” approach to these two benefit plans to measure plan assets and liabilities from the plans’ previous measurement date of October 1, 2007, for a fifteen-month period through December 31, 2008. As of January 1, 2008, the net periodic benefit costs of $1.8 million ($1.2 million, after tax) and the change in the minimum benefit plan liabilities of $0.2 million ($0.1 million, after tax) for the period October 1 through December 31, 2007 related to the Defined Benefit Pension Plan and Supplemental Plan have been reflected as a direct charge to retained earnings and an increase to accumulated other comprehensive income, respectively.

As of December 31, 2006, SFAS 158 required the Company to recognize the overfunded or underfunded status of its defined benefit and postretirement plans, including pension plans, as assets or liabilities in its balance sheet and to recognize changes in that funded status, in the year in which the changes occur, through comprehensive income. The Company adopted the recognition provisions of SFAS 158, which resulted in a reduction of accumulated other comprehensive income of $10.2 million as of December 31, 2006.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the Plan’s funded status and amounts recognized in the Company’s consolidated financial statements as of December 31, 2008 and 2007 (in thousands):

	2008	2007

Change in projected benefit obligation:
Benefit obligation at beginning of year	$66,690	$58,841
Service cost	6,650	5,071
Interest cost	3,816	2,982
Actuarial (gain) loss	(6,238)	1,253
Benefits paid	(3,270)	(1,457)
Settlement of retiree benefit obligations	(7,668)	—

Benefit obligation at end of year	59,980	66,690

Change in Plan assets:
Fair value of Plan assets at beginning of year	52,388	48,018
Actual return on Plan assets	2,663	1,868
Actual contributions during the year	3,818	3,959
Settlement of retiree benefit obligations	(7,668)	—
Benefits paid	(3,270)	(1,457)

Fair value of Plan assets at end of year	47,931	52,388

Unfunded status and accrued prepaid pension cost	$(12,049)	$(14,302)

As of December 31, 2008 and 2007, the fair value and percentage of fair value of the total Plan assets are as follows:

	As of December 31,
	2008		2007

Equity securities	$37,749	78.8%	$—	—%
Money market	9,509	19.8	—	—
Fixed income securities	673	1.4	52,388	100.0

Fair value of Plan assets	$47,931	100.0%	$52,388	100.0%

The Plan seeks to maximize the economic value of its investments, by applying a long-term, value-oriented approach to optimize the total investment returns of the Plan’s invested assets. Assets are transferred and allocated among various investment vehicles, when appropriate. During the fourth quarter of 2008, the Plan reallocated its invested assets from fixed income securities to equity securities and money market funds. The long-term rate of return assumption is based on this flexibility to adjust to market conditions. The actual return on assets has historically been in line with the Company’s assumptions of expected returns. During 2008, the Company contributed $3.8 million to the Plan. Based on the Company’s current expectations, it expects to make a contribution in 2009 of $4.0 million.

The net amount recognized in the consolidated balance sheets related to the accrued pension cost of $12.0 million and $14.3 million, as of December 31, 2008 and 2007, respectively, is included in other liabilities. The net amount of accumulated other comprehensive loss recognized is $5.5 million and $13.9 million, before taxes, as of December 31, 2008 and 2007, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to calculate the benefit obligation as of December 31, 2008 and 2007 are as follows:

	2008	2007

Discount rate	6.00%	5.25%
Rate of compensation increase	5.75%	5.75%

The discount rate represents the Company’s estimate of the interest rate at which the Plan’s benefits could be effectively settled. The discount rates are used in the measurement of the expected and accumulated postretirement benefit obligations and the service and interest cost components of net periodic postretirement benefit cost.

Net periodic benefit cost included in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is comprised of the following components (in thousands):

	2008	2007	2006

Net Periodic Benefit Cost:
Service cost	$5,323	$5,071	$4,396
Interest cost	2,976	2,982	2,667
Return on plan assets	(2,199)	(2,486)	(2,434)
Net amortization and deferral	572	714	667
Settlement of retiree benefit obligations	1,571	—	—

Net periodic benefit cost	$8,243	$6,281	$5,296

The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Discount rate	5.25%	5.25%	5.25%
Rate of compensation increase	5.75%	5.73%	5.66%
Expected long term rate of return on Plan assets	5.25%	5.50%	5.50%

The accumulated benefit obligation for the Plan is $45.4 million and $52.5 million as of the December 31, 2008 and 2007 measurement dates, respectively.

The Plan’s expected future benefit payments are shown below (in thousands):

Year	Amount

2009	$5,550
2010	1,450
2011	860
2012	2,000
2013	2,590
2014 – 2018	14,160

As a result of the adoption of SFAS 158, the Company recognized an $8.3 million, after tax, reduction in accumulated other comprehensive income related to the Plan, as of December 31, 2006, of which, on an after tax basis, $8.0 million related to net losses, while $0.3 million related to prior service cost.

The Company estimates that it will record a $6.4 million expense related to the net periodic benefit cost during the year ended December 31, 2009. The Company does not expect any refunds of Plan assets during the year ended December 31, 2009.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a one-time pension settlement charge of $1.6 million ($1.0 million after-tax), and a corresponding increase to other comprehensive income, during the second quarter of 2008 related to the settlement of retiree benefit obligations from the defined benefit pension plan. The settlement of those benefit obligations resulted in the immediate recognition of a portion of a previously unrecognized actuarial loss. The settlement of the retiree pension obligations had no effect on total shareholders’ equity. Annuities have been purchased for those individuals whose benefit obligations were settled under the defined benefit pension plan. Additionally, as a result of the settlement, the pension benefit obligation and the fair value of the plan assets decreased by $7.7 million.

Excess Benefit Plans

The Company maintains two non-qualified excess benefit plans (“Excess Plans”) that provide more highly compensated officers and employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The following tables set forth the combined amounts recognized for the Excess Plans in the Company’s consolidated financial statements as of December 31, 2008 and 2007 (in thousands):

	2008	2007

Change in projected benefit obligation:
Benefit obligation at beginning of year	$16,732	$16,252
Service cost	840	801
Interest cost	894	831
Actuarial gain	(1,302)	(142)
Benefits paid	(777)	(1,010)

Benefit obligation at end of year	16,387	16,732

Change in Excess Plans’ assets:
Fair value of Excess Plans’ assets at beginning of year	—	—
Actual contributions during the year	777	1,010
Benefits paid	(777)	(1,010)

Fair value of Excess Plans’ assets at end of year	—	—

Unfunded status and accrued pension cost	$(16,387)	$(16,732)

The net amount recognized in the consolidated balance sheets related to the accrued pension cost of $16.4 million and $16.7 million, as of December 31, 2008 and 2007, respectively, is included in other liabilities. The net amount of accumulated other comprehensive loss recognized is $2.2 million and $3.7 million, before taxes, as of December 31, 2008 and 2007, respectively.

The weighted average assumptions used to calculate the benefit obligation as of December 31, 2008 and 2007 are as follows:

	2008	2007

Discount rate	6.00%	5.25%
Rate of compensation increase	5.75%	5.75%

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost included in the Company’s consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 is comprised of the following components (in thousands):

	2008	2007	2006

Net Periodic Benefit Cost:
Service cost	$840	$801	$774
Interest cost	852	830	802
Recognized net actuarial loss	244	280	342
Recognized prior service cost	(37)	(37)	(37)
Other	—	5	69

Net periodic benefit cost	$1,899	$1,879	$1,950

The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Discount rate	5.25%	5.25%	5.25%
Rate of compensation increase	5.75%	5.73%	5.66%

The accumulated benefit obligation for the Excess Plans is $11.7 million and $12.1 million as of December 31, 2008 and 2007, respectively.

The Excess Plans’ expected benefit payments are shown below (in thousands):

Year	Amount

2009	$1,100
2010	1,110
2011	910
2012	1,030
2013	1,490
2014 – 2018	5,270

A trust fund, which was established related to the Excess Plans, is included in other invested assets, and had a fair value of $5.6 million and $6.8 million as of December 31, 2008 and 2007, respectively. During 2008, the trust fund reallocated its invested assets from U.S. government securities to money market accounts. Plan benefits are paid by the Company as they are incurred by the participants, accordingly, there are no assets held directly by the Excess Plans.

The Company expects to contribute $1.1 million to the Excess Plans during the year ended December 31, 2009, which represents the amount necessary to fund the 2009 expected benefit payments.

As a result of the adoption of SFAS 158, the Company recognized a $1.4 million after-tax reduction in accumulated other comprehensive income related to the Excess Plans as of December 31, 2006, of which, on an after-tax basis, $1.7 million related to net losses, while $0.3 million related to net prior service credit.

The Company estimates that it will record a $1.8 million expense related to the net periodic benefit cost during the year ended December 31, 2009.

Postretirement Benefit Plan

The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in accordance with SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The following tables set forth the amounts recognized for the postretirement benefit plan, which has a measurement date of December 31, in the Company’s consolidated financial statements as of December 31, 2008 and 2007 (in thousands):

	2008	2007

Change in projected benefit obligation:
Benefit obligation at beginning of year	$14,222	$13,011
Service cost	1,787	1,792
Interest cost	879	681
Actuarial gain	(2,429)	(971)
Benefits paid	(357)	(338)
Other	49	47

Benefit obligation at end of year	$14,151	$14,222

Unfunded status and accrued benefit cost	$(14,151)	$(14,222)

The net amount recognized in the consolidated balance sheets related to the accrued benefit cost of $14.2 million, as of both December 31, 2008 and 2007, is included in other liabilities. The net amount of accumulated other comprehensive income recognized is $2.3 million and less than $0.1 million, before taxes, as of December 31, 2008 and 2007, respectively.

The weighted average assumptions used to calculate the benefit obligation as of December 31, 2008 and 2007 are as follows:

	2008	2007

Discount rate	7.34%	6.25%
Rate of compensation increase	4.00%	4.00%

The discount rate represents the Company’s estimate of the interest rate at which the Postretirement Benefit Plan benefits could be effectively settled. The discount rates are used in the measurement of the expected and accumulated post retirement benefit obligations and the service and interest cost components of net periodic post retirement benefit cost.

Net periodic benefit cost included in the Company’s consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 is comprised of the following components (in thousands):

	2008	2007	2006

Net Periodic Benefit Cost:
Service cost	$1,787	$1,792	$1,541
Interest cost	879	681	604
Net amortization and deferral	(104)	(104)	(83)

Net periodic benefit cost	$2,562	$2,369	$2,062

The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Discount rate	6.25%	5.50%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the postretirement benefit plan was $14.2 million as both of December 31, 2008 and 2007, respectively.

The postretirement plan’s expected benefit payments are shown below (in thousands):

Year	Amount

2009	$360
2010	426
2011	499
2012	583
2013	704
2014 – 2018	6,387

The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 9.5% in 2008 and decreasing to 5.0% in 2015 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $2.1 million (14.9% of the benefit obligation as of December 31, 2008) and the service and interest cost components of net periodic postretirement benefit costs by $0.5 million for 2008. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit cost for 2008 by $1.7 million and $0.4 million, respectively.

As a result of the adoption of SFAS 158, the Company recognized a $0.5 million, after-tax, reduction in accumulated other comprehensive income related to the postretirement plan as of December 31, 2006, of which, on an after tax basis, $0.8 million related to net losses, while $0.3 million related to prior service credit.

The Company estimates that it will record $2.4 million in benefit costs relating to this plan during the year ended December 31, 2009.

Other Plans

The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year, the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by a third party, which has contracted to provide benefits under the plan. No contributions were authorized in 2008, 2007 or 2006.

The Company maintains a qualified deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 50% of base salary on a pre-tax basis, subject to annual maximum contributions set by law ($15,500 in 2008). The Company contributes an amount equal to 100% of each employee’s pre-tax contribution up to certain limits. The maximum matching contribution is 4% of annual base salary, with certain government-mandated restrictions on contributions to highly compensated employees. The Company also maintains a non-qualified deferred compensation plan to allow for contributions in excess of qualified plan limitations. The Company contributed $1.8 million, $1.8 million and $1.6 million to these plans in 2008, 2007 and 2006, respectively, which is included in other underwriting expenses in the consolidated statements of operations.

20.	Stock Based Compensation Plans

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share-Based Payments,” on a prospective basis. SFAS 123(R) requires all share-based payments to employees, including

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. Additionally, SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was approximately $1.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

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

2002 Option Plan

In 2002, the Company adopted the 2002 Option Plan, which provides for the grant of non-qualified stock options to officers, key employees and directors who are employed by or provide services to the Company. Options for an aggregate of 1,500,000 of the Company’s common shares may be granted under the 2002 Option Plan. Pursuant to the 2002 Option Plan, 25% of the options granted become exercisable on each anniversary of the grant in each of the four years following the date of grant and all options expire 10 years from the date of grant. Stock options are exercisable at the grant price.

As of December 31, 2008, there was less than $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan; the remaining cost is expected to be recognized over a remaining weighted-average vesting period of 1.1 years. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $4.4 million, $3.0 million and $1.7 million, respectively.

The following table summarizes stock option activity for the 2002 Option Plan for the year ended December 31, 2008:

		Weighted-Average
	Shares	Exercise Price

Options outstanding as of December 31, 2007	368,199	$19.04
Exercised	(190,800)	18.80

Options outstanding as of December 31, 2008	177,399	19.31

Vested and exercisable as of December 31, 2008	172,400	19.17

There were no options granted during the years ended December 31, 2008 and 2007. The fair value of options granted during the year ended December 31, 2006, estimated as of the grant date using the Black-Scholes option pricing model, was $9.21 per share. The weighted-average remaining contractual term for options outstanding as of December 31, 2008, 2007 and 2006 was 4.1 years, 4.9 years and 5.9 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of December 31, 2008 was 4.0 years. As of December 31, 2008, the aggregate intrinsic value was $5.8 million for options outstanding and $5.6 million for options vested and exercisable.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used in the Black-Scholes option pricing model to determine the fair value of options granted under the 2002 Option Plan follows:

Year Ended
December 31,
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

2001 Option Plan

In 2001, the Company adopted the 2001 Option Plan, which provides for the grant of stock options with a grant price of zero to officers and key employees of the Company employed outside of the United States. Options granted under the 2001 Option Plan generally vest and become exercisable in equal installments over three or five years from the date of grant, although amounts granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. Awards under each of the 2001 Option Plan and the Restricted Share Plan (described below) may not exceed an aggregate of 10% of the Company’s issued and outstanding shares of common stock as of the last business day of the previous calendar year. The Company had 69,521,494 issued and outstanding shares of common stock as of December 31, 2007.

As of December 31, 2008, there was $2.6 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The total fair value of the options exercised from the 2001 Option Plan during the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $0.8 million and $1.1 million, respectively.

The following table summarizes stock option activity for the 2001 Option Plan for the year ended December 31, 2008:

		Weighted-Average
		Fair Value
	Shares	at Grant Date

Options outstanding as of December 31, 2007	165,111	$27.16
Granted	59,074	36.17
Forfeited	(6,901)	31.49
Exercised	(44,639)	24.45

Options outstanding as of December 31, 2008	172,645	30.77

Vested and exercisable as of December 31, 2008	42,098	27.04

The weighted-average remaining contractual term for options outstanding as of December 31, 2008, 2007 and 2006 was 7.5 years, 7.2 years and 7.4 years, respectively. The weighted-average remaining contractual term for options vested and exercisable as of December 31, 2008 was 6.3 years. As of December 31, 2008, the aggregate fair value was $8.9 million for options outstanding and $2.2 million for options vested and exercisable.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Restricted Stock

Restricted Share Plan

In 2001, the Company adopted the Restricted Share Plan, which provides for the grant of restricted shares of the Company’s common stock to directors, officers and key employees of the Company. Shares granted under the Restricted Share Plan generally vest and become exercisable in equal installments over three years or five years from the grant dates. Restricted shares granted in 2001 vest and become exercisable in two equal installments on the fifth and tenth anniversary of the grant dates. Awards under each of the Restricted Share Plan and the 2001 Option Plan (described above) may not exceed an aggregate of 10% of the Company’s issued and outstanding shares of common stock as of the last business day of the previous calendar year. The Company had 69,521,494 issued and outstanding shares of common stock as of December 31, 2007.

In accordance with SFAS 123(R), the fair value of restricted share awards is estimated on the date of grant based on the market price of the Company’s stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of December 31, 2008, there was $16.8 million of unrecognized compensation cost related to unvested restricted share awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was approximately $1.8 million of deferred stock-based compensation, which was netted against additional paid-in capital on January 1, 2006. The total fair value of the restricted share awards vested during the years ended December 31, 2008, 2007 and 2006 was $6.8 million, $7.4 million and $5.8 million, respectively. As of December 31, 2008, the aggregate fair value of restricted share awards outstanding was $43.2 million.

The following table summarizes restricted share activity for the Restricted Share Plan for the year ended December 31, 2008:

		Weighted-Average
		Fair Value at
	Shares	Grant Date

Restricted share awards outstanding as of December 31, 2007	676,777	$28.47
Granted	347,207	36.55
Vested	(187,834)	30.24
Forfeited	(2,235)	32.80

Restricted shares outstanding as of December 31, 2008	833,915	$30.71

(c)	Employee Share Purchase Plan

In 2001, the Company established the Employee Share Purchase Plan (the “ESPP”). Under the terms of the ESPP, eligible employees may elect to purchase Company common shares in an amount up to 10% of their annual base salary. The Company issues or purchases, on the employee’s behalf, the Company’s common shares equal to 30% of the employee’s contribution. In the event that the Company achieves a return on equity of at least 15% in any calendar year, additional shares are purchased by the Company for the employee’s benefit in an amount equal to 20% of the employee’s contribution during that year. During the years ended December 31, 2008, 2007 and 2006, the Company purchased 75,757 shares, 68,542 shares and 83,046 shares, respectively, on behalf of employees pursuant to the ESPP, at average purchase prices of $38.46, $38.67 and $27.58, respectively. The compensation expense recognized by the Company for purchases of the Company’s common shares under the ESPP was $0.9 million, $0.9 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	General

For the years ended December 31 2008, 2007 and 2006, the Company received $3.6 million, $2.5 million and $2.7 million, respectively, in cash from employees for the exercise of stock options. For the years ended December 31, 2008, 2007 and 2006, the Company recognized an expense related to all stock based compensation of $9.5 million, $6.7 million and $5.6 million, respectively. The total tax benefit recognized for the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $2.3 million and $2.0 million, respectively. Of the $9.5 million expense for the year ended December 31, 2008, less than $0.1 million relates to the adoption of SFAS 123(R).

21.	Financial Guaranty Reinsurance

The Company previously underwrote assumed financial guaranty reinsurance. The maximum exposure to loss, in the event of nonperformance by the underlying insured and assuming that the underlying collateral proved to be of no value, related to this business was $10.0 million and $27.1 million as of December 31, 2008 and 2007, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guaranty reinsurance. The Company ceased writing financial guaranty business in 1992.

As of December 31, 2008, financial guaranty reinsurance in force had a remaining maturity term of one (1) to 21 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type and unearned premiums, for the years ended December 31, 2008 and 2007 is as follows (in millions):

	2008	2007

Municipal obligations:
General obligation bonds	$7.7	$10.3
Special revenue bonds	2.3	16.2
Industrial development bonds	—	0.6

Total	$10.0	$27.1

Unearned premiums	$—	$0.1

The Company has been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in millions):

2008
State	Debt Service

Mississippi	$3.0
Florida	2.7

Subtotal	5.7
States less than $1.5 million exposure per state	4.3

Total	$10.0

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Information (Unaudited)

A summary of selected quarterly financial information follows for each of the quarters in the years ended December 31, 2008 and 2007 (in thousands, except share amounts):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Year

Gross premiums written	$577,554	$566,158	$656,744	$494,086	$2,294,542
Net premiums written	517,820	503,482	571,807	437,712	2,030,821
Net premiums earned	511,428	515,538	545,393	504,005	2,076,364
Net investment income	73,128	64,696	62,505	54,870	255,199
Net realized investment gains	322,994	45,631	196,743	126,891	692,259
Total revenues	907,550	625,865	804,641	685,766	3,023,822
Total expenses	523,311	525,228	618,739	529,064	2,196,342
Income before income taxes	384,239	100,637	185,902	156,702	827,480
Net income available to common shareholders	249,032	65,166	121,471	107,415	543,084
Net income per common share:
Basic	$3.66	$1.01	$1.98	$1.81	$8.57
Diluted	$3.63	$1.00	$1.96	$1.80	$8.50

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Year

Gross premiums written	$568,214	$553,296	$635,837	$525,335	$2,282,682
Net premiums written	526,220	505,050	575,810	482,363	2,089,443
Net premiums earned	538,907	514,746	547,977	518,907	2,120,537
Net investment income	81,476	84,527	86,467	76,952	329,422
Net realized investment gains	48,097	121,066	87,623	282,350	539,136
Total revenues	668,480	720,339	722,067	878,209	2,989,095
Total expenses	533,892	495,209	548,564	498,182	2,075,847
Income before income taxes	134,588	225,130	173,503	380,027	913,248
Net income available to common shareholders	86,556	145,544	112,119	243,011	587,230
Net income per common share:
Basic	$1.23	$2.05	$1.58	$3.51	$8.34
Diluted	$1.20	$2.02	$1.57	$3.48	$8.23

Due to changes in the number of weighted average common shares outstanding during 2008 and 2007, the sum of quarterly earnings per common share amounts will not equal the total for the year.

SCHEDULE I

ODYSSEY RE HOLDINGS CORP.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31,
	2008
			Amount at
	Cost or		Which Shown
	Amortized		in the
Type of Investment	Cost	Fair Value	Balance Sheet
	(In thousands)

Fixed income securities:
Available for sale:
United States government, government agencies and authorities	$303,859	$353,709	$353,709
States, municipalities and political subdivisions	2,209,040	2,278,452	2,278,452
Foreign governments	781,933	840,203	840,203
All other corporate	134,394	121,914	121,914

Total fixed income securities available for sale	3,429,226	3,594,278	3,594,278
Fixed income securities, held as trading:
Foreign governments	78,640	84,055	84,055
Mortgage back securities	72,104	66,423	66,423
All other corporate	323,721	187,731	187,731

Total fixed income securities held as trading securities	474,465	338,209	338,209
Total fixed income securities	3,903,691	3,932,487	3,932,487

Redeemable preferred stock, at fair value	510	114	114

Equity securities, at fair value:
Common stocks, at fair value:
Bank, trusts and insurance companies	125,800	144,006	144,006
Industrial, miscellaneous and all other	1,502,811	1,411,136	1,411,136

Total equity securities, at fair value	1,628,611	1,555,142	1,555,142

Short-term investments, at fair value	1,202,366	1,202,360	1,202,360

Other invested assets	222,841	222,841	222,841

Total	$6,958,019	$6,912,944	$6,912,944

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except share amounts)

ASSETS
Investments and cash:
Investment in subsidiary, at equity	$3,313,534	$3,147,647
Short-term investments, at fair value	—	12,205
Cash and cash equivalents	23,944	21,807

Total investments and cash	3,337,478	3,181,659
Accrued investment income	5	94
Other assets	3,561	27,211

Total assets	$3,341,044	$3,208,964

LIABILITIES
Debt obligations	$489,278	$489,154
Federal and foreign income taxes payable	13,443	44,946
Interest payable	4,479	4,654
Other liabilities	6,109	15,510

Total liabilities	513,309	554,264

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 and 2,000,000 Series A shares and 1,872,000 and 2,000,000 Series B shares issued and outstanding, respectively	39	40
Common shares, $0.01 par value; 500,000,000 shares authorized; 60,264,270 and 69,684,726 shares issued, respectively	603	697
Additional paid-in capital	602,727	958,544
Treasury shares, at cost (21,321 and 163,232 shares, respectively)	(795)	(6,250)
Accumulated other comprehensive income, net of deferred income taxes	82,421	85,023
Retained earnings	2,142,740	1,616,646

Total shareholders’ equity	2,827,735	2,654,700

Total liabilities and shareholders’ equity	$3,341,044	$3,208,964

The condensed financial statements should be read in conjunction with the accompanying note and with the consolidated financial statements and notes thereto.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

REVENUES
Net investment income	$895	$2,541	$1,461
Equity in net income of subsidiary	579,731	626,717	534,599
Net realized investment gains	245	—	—

Total revenues	580,871	629,258	536,060

EXPENSES
Other expense, net	13,179	12,284	16,938
Interest expense	34,180	37,665	37,910
Loss on early extinguishment of debt	—	—	2,403

Total expenses	47,359	49,949	57,251

Income before income taxes	533,512	579,309	478,809

Federal and foreign income tax provision (benefit):
Current	—	—	(1,340)
Deferred	(15,496)	(16,266)	(27,757)

Total federal and foreign income tax benefit	15,496	(16,266)	(29,097)

Net income	549,008	595,575	507,906
Preferred dividends	(7,380)	(8,345)	(8,257)
Gain on redemption of Series B preferred shares	1,456	—	—

Net income available to common shareholders	$543,084	$587,230	$499,649

Retained earnings, beginning of year	$1,616,646	$1,030,677	$539,799
Cumulative effect of a change in accounting due to the adoption of SFAS 159	1,531	—	—
Cumulative effect of a change in accounting due to the adoption of SFAS 158	(1,164)	—	—
Net income	549,008	595,575	507,906
Dividends to preferred shareholders	(7,380)	(8,345)	(8,257)
Gain on redemption of Series B preferred shares	1,456	—	—
Dividends to common shareholders	(17,357)	(17,757)	(8,771)
Cumulative effect of a change in accounting due to the adoption of SFAS 155	—	16,496	—

Retained earnings, end of year	$2,142,740	$1,616,646	$1,030,677

The condensed financial statements should be read in conjunction with the accompanying note and with the consolidated financial statements and notes thereto.

SCHEDULE II

ODYSSEY RE HOLDINGS CORP.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$549,008	$595,575	$507,906
Adjustments to reconcile net income to net cash provided in operating activities:
Equity in net income of subsidiary	(579,731)	(626,717)	(534,599)
Current and deferred federal and foreign income taxes, net	(30,202)	4,307	47,619
Other assets and liabilities, net	1,671	(3,292)	4,257
Net realized gains on investments	(245)	—	—
Bond discount amortization, net	15	(141)	(252)
Amortization of stock-based compensation	4,864	4,330	5,642
Dividend from subsidiary	410,000	155,000	60,000
Loss on early extinguishment of debt	—	—	2,403

Net cash provided by operating activities	355,380	129,062	92,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	12,436	(12,205)	—
Maturities of fixed income securities	22,500	58	22,642
Purchases of fixed income securities	—	—	(22,331)
Capital contribution to subsidiary	—	—	(200,000)

Net cash used in investing activities	34,936	(12,147)	(199,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares repurchased and retired	(354,076)	(92,165)	—
Purchase of treasury shares	(14,048)	(17,259)	(3,095)
Dividends paid on preferred shares	(7,526)	(8,369)	(8,107)
Dividends paid on common shares	(17,356)	(17,757)	(8,771)
Proceeds from exercise of stock options	3,527	2,530	1,438
Excess tax benefit from stock-based compensation	1,300	1,503	671
Net proceeds from common share issuance	—	—	1,300
Net proceeds from debt issuance	—	—	138,966
Repayment of debt	—	—	(59,333)

Net cash (used in) provided by financing activities	(388,179)	(131,517)	63,069

Increase (decrease) in cash and cash equivalents	2,137	(14,602)	(43,644)
Cash and cash equivalents, beginning of year	21,807	36,409	80,053

Cash and cash equivalents, end of year	$23,944	$21,807	$36,409

The condensed financial statements should be read in conjunction with the accompanying note and with the consolidated financial statements and notes thereto.

ODYSSEY RE HOLDINGS CORP.

NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY

(1) The registrant’s investment in Odyssey America is accounted for under the equity method of accounting.

SCHEDULE III

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INSURANCE INFORMATION
AS OF DECEMBER 31, 2008 AND 2007 AND
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

								Amortization
		Net unpaid						of net
	Deferred	losses and					Net losses	deferred
	policy	loss	Gross	Net	Net	Net	and loss	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expenses	costs	expenses
	(In thousands)

Year Ended December 31, 2008
Americas	$59,336	$2,459,930	$190,526	$760,696	$780,027	$175,771	$645,550	$171,521	$82,021
EuroAsia	40,189	785,001	145,299	569,289	566,517	12,666	397,203	122,218	24,873
London Market	16,458	786,877	122,979	306,526	314,616	50,697	188,566	48,731	32,941
U.S. Insurance	23,086	528,505	243,151	394,310	415,204	15,170	277,406	75,535	35,178
Holding Company	—	—	—	—	—	895	—	—	—

Totals	$139,069	$4,560,313	$701,955	$2,030,821	$2,076,364	$255,199	$1,508,725	$418,005	$175,013

Year Ended December 31, 2007
Americas	$65,086	$2,467,304	$252,221	$817,849	$841,869	$239,276	$661,429	$183,086	$87,726
EuroAsia	40,005	656,482	141,433	542,058	543,141	13,266	348,593	126,194	23,230
London Market	15,964	906,888	124,824	305,601	306,799	56,377	150,413	47,867	32,769
U.S. Insurance	29,745	444,902	205,794	423,935	428,728	17,962	247,929	80,110	34,830
Holding Company	—	—	—	—	—	2,541	—	—	—

Totals	$150,800	$4,475,576	$724,272	$2,089,443	$2,120,537	$329,422	$1,408,364	$437,257	$178,555

Year Ended December 31, 2006
Americas	$68,245	$2,518,721	$275,322	$897,819	$975,039	$412,097	$765,787	$222,298	$77,259
EuroAsia	39,973	575,573	140,909	542,454	531,378	11,131	320,434	117,043	17,547
London Market	14,153	908,153	109,333	312,524	333,508	46,166	182,478	56,549	29,515
U.S. Insurance	27,515	400,693	215,764	408,138	385,901	16,264	215,498	68,258	29,155
Holding Company	—	—	—	—	—	1,461	—	—	—

Totals	$149,886	$4,403,140	$741,328	$2,160,935	$2,225,826	$487,119	$1,484,197	$464,148	$153,476

SCHEDULE IV

ODYSSEY RE HOLDINGS CORP.

REINSURANCE

		Assumed	Ceded to		Percentage of
		from other	other		amount
	Direct	companies	companies	Net Amount	assumed to net
	(In thousands)

Year Ended December 31, 2008:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	792,351	1,502,191	263,721	2,030,821	74.0
Title insurance	—	—	—	—	—

Total premiums written	$792,351	$1,502,191	$263,721	$2,030,821	74.0%

Year Ended December 31, 2007:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	736,822	1,545,860	193,239	2,089,443	74.0
Title insurance	—	—	—	—	—

Total premiums written	$736,822	$1,545,860	$193,239	$2,089,443	74.0%

Year Ended December 31, 2006:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	712,149	1,623,593	174,807	2,160,935	75.1
Title insurance	—	—	—	—	—

Total premiums written	$712,149	$1,623,593	$174,807	$2,160,935	75.1%

SCHEDULE VI

ODYSSEY RE HOLDINGS CORP.

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Gross
		reserves for								Amortization
		unpaid	Discount,					Net losses and loss		of net	Net paid
	Deferred	losses and	if any					adjustment expenses		deferred	losses and
	policy	loss	deducted	Gross	Net	Net	Net	incurred related to:		policy	loss
	acquisition	adjustment	in previous	unearned	premiums	premiums	investment	current	prior	acquisition	adjustment
Affiliation with Registrant	costs	expenses	column	premiums	written	earned	income	Year	Year	costs	expenses
(In thousands)

Year Ended December 31, 2008:
(a) Consolidated property-casualty insurance entities	$139,069	$5,250,484	$79,600	$701,955	$2,030,821	$2,076,364	$255,199	$1,518,780	$(10,055)	$418,005	$1,280,792
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2007:
(a) Consolidated property-casualty insurance entities	$150,800	$5,119,085	$89,408	$724,272	$2,089,443	$2,120,537	$329,422	$1,367,857	$40,507	$437,257	$1,362,512
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—
Year Ended December 31, 2006:
(a) Consolidated property-casualty insurance entities	$149,886	$5,142,159	$95,129	$741,328	$2,160,935	$2,225,826	$487,119	$1,344,322	$139,875	$464,148	$1,038,565
(b) Unconsolidated property-casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Management, including our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

No information required to be disclosed in a current report on Form 8-K during the three months ended December 31, 2008 was not so reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Reference is made to the sections captioned “Election of Directors,” “Information Concerning Nominees,” “Information Concerning Executive Officers,” “Audit Committee Financial Expert,” “Audit Committee” and “Compliance with Section 16(a) of the Exchange Act” in our proxy statement for the 2009 Annual General Meeting of Shareholders (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the close of our fiscal year ended December 31, 2008, which sections are incorporated herein by reference.

Code of Ethics

Reference is made to the section captioned “Code of Ethics for Senior Financial Officers” in our 2009 Proxy Statement, which section is incorporated herein by reference.

Item 11.	Executive Compensation

Reference is made to the section captioned “Executive Compensation” in our 2009 Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Reference is made to the sections captioned “Common Share Ownership by Directors and Executive Officers and Principal Stockholders” in our 2009 Proxy Statement, which are incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding securities issued under our equity compensation plans as of December 31, 2008:

Number of Securities
	to Be Issued upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding Options	Outstanding Options	for Future Issuance

Equity Compensation Plans:
Not approved by shareholders	—	—	—
Approved by shareholders	177,399	$19.31	7,152,167	(1)

(1)	Includes options to purchase 743,709 of our common shares available for future grant under the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan and 206,764 of our common shares available for future grant under the Odyssey Re Holdings Corp. (Non-Qualified) Employee Share Purchase Plan. In addition, under the terms of the Odyssey Re Holdings Corp. Restricted Share Plan and the Odyssey Re Holdings Corp. Stock Option Plan, we are authorized to grant awards of restricted shares and stock options that together do not exceed 10% of our issued and outstanding common shares as of the last business day of each calendar year. As of December 31, 2008, the number of our restricted common shares authorized for future grant, together with the number of our common shares underlying options authorized for future grant, was 6,024,295.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the sections captioned “Certain Relationships and Related Transactions” and “Controlled Company Status” in our 2009 Proxy Statement, which are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the section captioned “Independent Registered Public Accounting Firm” in our 2009 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Financial Statements and schedules listed in the accompanying index to consolidated financial statements in Item 8 are filed as part of this Report. Schedules not included in the index have been omitted because they are not applicable.

In addition, the audited financial statements of HWIC Asia Fund at August 16, 2006 and for the period from January 1, 2006 to August 16, 2006 are filed as a part of this report.

Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as a part of this Report.

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

/s/  PricewaterhouseCoopers LLP

Chartered Accountants, Licensed Public Accountants
Toronto, Canada

HWIC ASIA FUND

STATEMENT OF ASSETS AND LIABILITIES — 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E	Company*
	16 August	16 August	16 August	16 August	16 August	16 August
	2006	2006	2006	2006	2006	2006
	USD	USD	USD	USD	USD	USD

ASSETS
Cash at bank	96,146,397	67,098	2,989,326	11,862	2,725,186	101,939,869
Investments (Cost — USD 22,357,366 (Note 3)	25,320,205	—	24,318,294	—	—	49,638,499
Margin accounts (Note 4)	—	—	—	—	—
Accounts receivable	192,530	—	1,165	20,032	175	209,994
Unpaid management shares	—	—	—	—	—	100

TOTAL ASSETS	121,659,132	67,098	27,308,785	31,894	2,725,361	151,788,462

LIABILITIES
Accounts payable	801	63,512	1,522	2,362	5,343	69,632
Redemptions payable	48,059,161	—	—	—	—	48,059,161
Accrued expenses	8,777	—	10,874	2,374	4,776	26,801
Tax liabilities (Note 5)	277,758	3,586	41,596	27,158	1,515	351,613

TOTAL LIABILITIES	48,346,497	67,098	53,992	31,894	11,634	48,507,207

NET ASSETS	73,312,635	—	27,254,793	—	2,713,727	103,281,255

NET ASSETS REPRESENTED BY
Stated capital (unlimited number of shares of beneficial interest without par value authorised) (Note 6)	30,191,067	—	5,152,039	—	1,600,000	36,943,106
Redemption reserve	(534,599,249)	(8,579,769)	—	(12,864,740)	—	(556,043,758)
Management shares	—	—	—	—	—	100
Accumulated net investment gain	32,238,048	345,317	2,562,437	1,314,097	29,831	36,489,730
Accumulated net realised gain on investments	529,538,232	8,234,452	6,798,339	11,550,643	1,083,896	557,205,562
Accumulated net unrealised appreciation on investments	14,539,155	—	12,741,978	—	—	27,281,133
Gain on futures contracts	3,730,036	—	—	—	—	3,730,036
Realised loss on share swap transaction	(2,324,654)	—	—	—	—	(2,324,654)

TOTAL NET ASSETS APPLICABLE TO OUTSTANDING SHARES OF BENEFICIAL INTEREST	73,312,635	—	27,254,793	—	2,713,727	103,281,255

Number of shares (Note 6)	1,009,377	—	1,125,237	—	160,000

Net asset value per participating share	72.63	N/A	24.22	N/A	16.96

*	certain balances attributable to the company are not allocated to the Classes

Approved by the Board on 27 February 2008
and signed on its behalf by:

DIRECTORS

/s/ Couldip Basanta Lala Couldip Basanta Lala	/s/ Dev Joory Dev Joory

The notes on pages 7 to 20 form an integral part of these financial statements.

HWIC ASIA FUND

STATEMENT OF OPERATIONS — PERIOD ENDED 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E	Company
	16 August	16 August	16 August	16 August	16 August	16 August
	2006	2006	2006	2006	2006	2006
	USD	USD	USD	USD	USD	USD

INVESTMENT INCOME
Dividends	1,424,121	—	492,828	—	29,768	1,946,717
Interest	3,011,718	18,770	61,369	11,251	14,168	3,117,276

TOTAL INVESTMENT INCOME (NET OF FOREIGN TAXES WITHHELD AT SOURCE WHICH AMOUNTED TO:
CLASS A — Nil and CLASS C — USD 77,903)	4,435,839	18,770	554,197	11,251	43,936	5,063,993

EXPENSES
Investment fees (Note 2)	849,030	—	39,250	19,976	6,515	914,771
Custodian fees (Note 2)	177,707	1,681	16,193	6,870	2,879	205,330
Consultancy Fee	5,000	—	—	—	—	5,000
Advisory fee	2,000	2,000	—	—	—	4,000
Security Deposits written off	778	78	—	—	—	856
General administrative expenses	30,574	501	11,203	8,689	11,354	62,321
HSBC Brokerage fee	78,530	—	—	—	—	78,530
Bank charges	5,914	250	364	314	240	7,082
Licence fee	294	—	293	294	294	1,175
Audit fee	4,228	—	4,228	2,374	2,255	13,085
ICICI transaction fees	19,827	—	—	—	—	19,827
Professional fees	—	650	—	—	—	650
SEBI fees	5,000	—	—	—	—	5,000

TOTAL EXPENSES	1,178,882	5,160	71,531	38,517	23,537	1,317,627

NET INVESTMENT INCOME/(LOSS) BEFORE TAX	3,256,957	13,610	482,666	(27,266)	20,399	3,746,366
Tax (Note 5)	—	—	(12,635)	—	—	(12,635)

NET INVESTMENT INCOME/(LOSS) AFTER TAX	3,256,957	13,610	470,031	(27,266)	20,399	3,733,731

REALISED AND UNREALISED GAIN/(LOSS) ON INVESTMENTS
Net realised gain/(loss) on investment transactions:
Proceeds from sales	710,663,115	10,352,434	—	17,299,937	2,615,055	740,930,541
Cost of investments sold	(338,348,489)	(2,117,982)	—	(13,612,739)	(1,531,159)	(355,610,369)

Net realised gain on investment transactions	372,314,626	8,234,452	—	3,687,198	1,083,896	385,320,172

Net change in unrealised appreciation/ (depreciation) on investments:
Beginning of period	319,061,716	7,719,768	10,005,002	1,914,738	875,556	339,576,780
End of period	14,539,154	—	12,741,978	—	—	27,281,132

Net change in unrealised appreciation/ (depreciation) on Investments	(304,522,562)	(7,719,768)	2,736,976	(1,914,738)	(875,556)	(312,295,648)

(Loss)/gain on futures contracts	(667,429)	—	—	—	—	(667,429)
(Loss)/gain on foreign currency translation	(2,765,461)	(25,822)	108,752	(9,612)	(5,906)	(2,698,049)

Net realised and unrealised gain (loss) on investments and foreign currency	64,359,174	488,862	2,845,728	1,762,848	202,434	69,659,046
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	67,616,131	502,472	3,315,759	1,735,582	222,833	73,392,777

The notes on pages 7 to 20 form an integral part of these financial statements.

HWIC ASIA FUND

STATEMENT OF CHANGES IN NET ASSETS — PERIOD ENDED 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E	Company
	16 August	16 August	16 August	16 August	16 August	16 August
	2006	2006	2006	2006	2006	2006
	USD	USD	USD	USD	USD	USD

OPERATIONS:
Net investment income/(loss), after Tax	3,256,957	13,610	470,031	(27,266)	20,399	3,733,731
Net realised gain on investment transactions	372,314,626	8,234,452	—	3,687,198	1,083,896	385,320,172
Net change in unrealised appreciation/(depreciation) on investments	(304,522,562)	(7,719,768)	2,736,976	(1,914,738)	(875,556)	(312,295,648)
Realised (loss)/gain on futures contracts	(667,429)	—	—	—	—	(667,429)
(Loss)/gain on foreign currency translation	(2,765,461)	(25,822)	108,752	(9,612)	(5,906)	(2,698,049)

Net increase/(decrease) in net assets resulting from operations	67,616,131	502,472	3,315,759	1,735,582	222,833	73,392,777

CAPITAL TRANSACTIONS:
Redemption of participating shares	(678,713,707)	(10,599,754)	—	(17,727,935)	—	(707,041,396)

Decrease in net assets from capital share transactions	(678,713,707)	(10,599,754)	—	(17,727,935)	—	(707,041,396)

Total (decrease)/increase in net assets	(611,097,576)	(10,097,282)	3,315,759	(15,992,353)	222,833	(633,648,619)
NET ASSETS:
At beginning of period	684,410,211	10,097,282	23,939,034	15,992,353	2,490,894	736,929,874

At end of period	73,312,635	—	27,254,793	—	2,713,727	103,281,255

The notes on pages 7 to 20 form an integral part of these financial statements.

HWIC ASIA FUND

FINANCIAL HIGHLIGHTS
FOR THE PERIOD ENDED 16 AUGUST 2006

	Class A	Class B	Class C	Class D	Class E
	2006	2006	2006	2006	2006

PER SHARE OPERATING PERFORMANCE
Net asset value at beginning of period	63.93	49.99	21.27	15.16	15.57

Income from Investment Operations:
Net investment income (loss)	0.45	0.07	0.43	(0.03)	0.13
Net realised and unrealised gain/(loss) on investments and foreign currency	8.25	2.10	2.53	1.69	1.26
Provision for income tax	—	—	(0.01)	—	—

Total from Investment Operations	8.70	2.17	2.95	1.66	1.39

Net asset value at end of period	72.63	52.16 (a)	24.22	16.82 (a)	16.96

RATIOS AND SUPPLEMENTAL DATA:
Net assets at end of period (millions)	73.31	n/a	27.25	n/a	2.71
Ratio of expenses to average net assets(b)	0.41%	0.12%	0.47%	0.58%	1.31%
Ratio of net investment income/(loss) to average net assets(b)	1.13%	0.32%	3.07%	(0.41)%	1.14%
Total return	13.61%	4.34%	13.85%	10.85%	8.92%

(a)	Represents net asset value immediately prior to final redemption.

(b)	The ratios of net investment income/(loss) to average net assets and of operating expenses to average net assets are annualised and calculated for each Class of shares of the Company. Average net assets are based on the quarterly net assets. Total return is calculated for each Class of shares of the Company and reflects the ratio of the change in net assets resulting from operations.

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

Future Accounting Changes

Effective January 1, 2007 the Company will adopt Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), as required. FIN 48 requires Hamblin Watsa Investment Counsel Ltd (“Investment Manager”) to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognised is measured as the largest amount of benefit that is greater than fifty percent likely of being realised upon ultimate settlement which could result in the Company recording a tax liability that would reduce net assets. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to net assets as of January 1, 2007.

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

Directors

All directors have agreed to waive their entitlement to director’s fees

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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ANDREW A. BARNARD Andrew A. Barnard		President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ R. SCOTT DONOVAN R. Scott Donovan		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

* V. Prem Watsa		Director	February 27, 2009

* James F. Dowd		Director	February 27, 2009

* Peter M. Bennett		Director	February 27, 2009

* Anthony F. Griffiths		Director	February 27, 2009

* Patrick W. Kenny		Director	February 27, 2009

* Bradley P. Martin		Director	February 27, 2009

* Brandon W. Sweitzer		Director	February 27, 2009

* Paul M. Wolff		Director	February 27, 2009

*By:	/s/ ANDREW A. BARNARD Andrew A. Barnard Attorney-in-fact

EXHIBIT INDEX

Number	Title of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001). Also see Exhibits 4.8 and 4.9 hereto.
3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2007)
4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
4.4	Indenture dated October 31, 2003 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 6.875% Senior Notes due 2015 and the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.5	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).
4.6	Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).
4.7	Global Security dated May 13, 2005, representing $125,000,000 aggregate principal amount of 6.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).
4.8	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.9	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.10	Form of Stock Certificate evidencing the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.11	Form of Stock Certificate evidencing the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).
4.12	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series A (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
4.13	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series B (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
4.14	Indenture dated as of November 28, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series C (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006).
10.1	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).
10.2	Blanket Assumption Endorsement Agreement between Ranger Insurance Company and Odyssey Reinsurance Corporation dated as of July 1, 1999 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

Number	Title of Exhibit

10.3	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002), Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001) and Inter-Company Tax Allocation Agreement effective as of March 4, 2003 between Odyssey Re Holdings Corp. and Fairfax Inc. (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).
10.4	Employment Agreement dated as of September 14, 2005 between Andrew A. Barnard and Odyssey Re Holdings Corp. (incorporated herein by reference to the Registrant’s current report on Form 8-K, filed with the Commission on September 16, 2005.**
10.5	Employment Agreement dated as of May 23, 2001 between Michael Wacek and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.6	Employment Agreement dated as of August 24, 2006 between R. Scott Donovan and Odyssey Re Holdings Corp (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 25, 2006).
10.7	Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut and guarantee of Odyssey Re Holdings Corp. executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004) which amends the Lease Agreement between TIG Insurance Company and First Stamford Place Company, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.8	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).
10.9	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2003).
10.10	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Clearwater Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.11	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Hudson Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.12	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Newline Underwriting Management Ltd. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).
10.13	Stop Loss Agreement dated December 31, 1995 among Skandia America Reinsurance Corporation and Skandia Insurance Company Ltd., as amended (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.14	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

Number		Title of Exhibit

10.15		Indemnification Agreement in favor of Odyssey Reinsurance Corporation and Hudson Insurance Company from Fairfax Financial Holdings Limited dated as of March 22, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.16		Indemnification Agreement in favor of Odyssey Reinsurance Corporation from Fairfax Financial Holdings Limited dated as of March 20, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001).
10.17		Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.18		Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.19		Odyssey Re Holdings Corp. Restricted Share Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.20		Odyssey Re Holdings Corp. Stock Option Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.21		Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.22		Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**
10.23		Odyssey America Reinsurance Corporation 401(k) Excess Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.24		Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**
10.25		Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.26		Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).
10.27		Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement filed on March 21, 2002).**
10.28		Credit Agreement dated as of July 13, 2007 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, KeyBank National Association and the other parties thereto, and the promissory notes executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2007).
10.29		Commutation and Release Agreement effective as of September 29, 2006 between Clearwater Insurance Company and nSpire Re Limited (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).
*21	.1	List of the Registrant’s Subsidiaries.
*23	.1	Consent of PricewaterhouseCoopers LLP.
*23	.2	Consent of PricewaterhouseCoopers LLP.

Number		Title of Exhibit

*24		Powers of Attorney.
*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement

PRINTED IN CANADA
O53536