Form 10-Q
period 2009-03-31
ODYSSEY RE HOLDINGS CORP
filed 2009-05-06
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 4, 2009

Common Stock, par value $0.01 per share	60,202,688

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.	Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,570,842 and $3,429,226, respectively)	$3,846,428	$3,594,278
Fixed income securities, held as trading securities, at fair value (amortized cost $577,736 and $474,465, respectively)	412,374	338,209
Redeemable preferred stock, at fair value (cost $324 and $510, respectively)	108	114
Equity securities:
Common stocks, at fair value (cost $1,802,909 and $1,628,611, respectively)	1,485,873	1,555,142
Common stocks, at equity	139,982	141,473
Short-term investments, at fair value (amortized cost $898,450 and $1,202,366, respectively)	898,494	1,202,360
Cash and cash equivalents	461,785	755,747
Cash and cash equivalents held as collateral	11,236	82,374
Other invested assets	202,352	222,841

Total investments and cash	7,458,632	7,892,538
Accrued investment income	75,466	66,575
Premiums receivable	486,337	496,418
Reinsurance recoverable on paid losses	57,638	82,999
Reinsurance recoverable on unpaid losses	689,208	690,171
Prepaid reinsurance premiums	104,567	94,797
Funds held by reinsureds	130,425	128,543
Deferred acquisition costs	138,731	139,069
Federal and foreign income taxes receivable	310,439	52,096
Other assets	81,980	83,303

Total assets	$9,533,423	$9,726,509

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,266,303	$5,250,484
Unearned premiums	719,224	701,955
Reinsurance balances payable	148,326	116,388
Funds held under reinsurance contracts	46,698	55,495
Debt obligations	489,309	489,278
Other liabilities	149,901	285,174

Total liabilities	6,819,761	6,898,774

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 and 2,000,000 Series A shares and 1,167,263 and 1,872,000 Series B shares issued and outstanding, respectively	32	39
Common shares, $0.01 par value; 500,000,000 shares authorized; 60,266,270 and 60,264,270 shares issued, respectively	603	603
Additional paid-in capital	592,469	614,203
Treasury shares, at cost (72,241 and 21,321 shares, respectively)	(2,673)	(795)
Accumulated other comprehensive (loss) income, net of deferred income taxes	(4,389)	82,421
Retained earnings	2,127,620	2,131,264

Total shareholders’ equity	2,713,662	2,827,735

Total liabilities and shareholders’ equity	$9,533,423	$9,726,509

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
REVENUES
Gross premiums written	$554,920	$577,554
Ceded premiums written	75,941	59,734

Net premiums written	478,979	517,820
Increase in net unearned premiums	(8,961)	(6,392)

Net premiums earned	470,018	511,428
Net investment income	67,461	73,128
Net realized investment (losses) gains	(99,363)	322,994

Total revenues	438,116	907,550

EXPENSES
Losses and loss adjustment expenses	317,591	352,250
Acquisition costs	93,004	108,147
Other underwriting expenses	43,105	42,775
Other expense, net	4,202	11,096
Interest expense	8,085	9,043

Total expenses	465,987	523,311

(Loss) income before income taxes	(27,871)	384,239

Federal and foreign income tax (benefit) provision:
Current	34,622	110,687
Deferred	(56,702)	22,607

Total federal and foreign income tax (benefit) provision	(22,080)	133,294

Net (loss) income	(5,791)	250,945
Preferred dividends	(1,336)	(1,913)
Gain on repurchase of Series B preferred shares	7,997	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$870	$249,032

BASIC
Weighted average common shares outstanding	59,375,095	68,039,341
Basic earnings per common share	$0.01	$3.62

DILUTED
Weighted average common shares outstanding	59,848,828	68,536,586
Diluted earnings per common share	$0.01	$3.61

DIVIDENDS
Dividends paid per common share	$0.075	$0.063

COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(5,791)	$250,945
Other comprehensive loss, net of tax	(86,810)	(4,047)

Comprehensive (loss) income	$(92,601)	$246,898

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended March 31,
	2009	2008
PREFERRED SHARES (par value)
Balance, beginning of period	$39	$40
Preferred shares repurchased	(7)	—

Balance, end of period	32	40

COMMON SHARES (par value)
Balance, beginning of period	603	697
Common shares repurchased and retired	—	(21)

Balance, end of period	603	676

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	614,203	958,544
Adjustment to beginning balance due to adoption of FSP APB 14-1	—	11,476

Adjusted beginning balance	614,203	970,020
Net change due to stock option exercises and restricted share awards	(7,512)	(3,779)
Net effect of share-based compensation	2,914	2,128
Preferred shares repurchased	(17,173)	—
Common shares issued	37	—
Common shares repurchased and retired	—	(77,458)

Balance, end of period	592,469	890,911

TREASURY SHARES (at cost)
Balance, beginning of period	(795)	(6,250)
Purchases of treasury shares	(9,390)	(10,343)
Reissuance of treasury shares	7,512	7,883

Balance, end of period	(2,673)	(8,710)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	82,421	85,023
Unrealized net depreciation on securities, net of reclassification adjustments	(85,479)	(29,677)
Foreign currency translation adjustments	(1,331)	25,630
Cumulative effect of a change in accounting due to the adoption of SFAS 158	—	146
Cumulative effect of a change in accounting due to the adoption of SFAS 159	—	(1,531)

Balance, end of period	(4,389)	79,591

RETAINED EARNINGS
Balance, beginning of period	2,131,264	1,616,646
Adjustment to beginning balance due to adoption of FSP APB 14-1	—	(11,476)

Adjusted beginning balance	2,131,264	1,605,170
Net (loss) income	(5,791)	250,945
Gain on repurchase of Series B preferred shares	7,997	—
Dividends to preferred shareholders	(1,336)	(1,913)
Dividends to common shareholders	(4,514)	(4,298)
Cumulative effect of a change in accounting due to the adoption of SFAS 158	—	(1,164)
Cumulative effect of a change in accounting due to the adoption of SFAS 159	—	1,531

Balance, end of period	2,127,620	1,850,271

TOTAL SHAREHOLDERS’ EQUITY	$2,713,662	$2,812,779

COMMON SHARES OUTSTANDING
Balance, beginning of period	60,242,949	69,521,494
Shares issued	2,000	—
Net treasury shares acquired	(50,920)	(68,748)
Repurchased and retired	—	(2,114,500)

Balance, end of period	60,194,029	67,338,246

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,791)	$250,945
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease in premiums receivable and funds held, net	56,810	6,208
Change in unearned premiums and prepaid reinsurance premiums, net	7,609	7,197
Increase in unpaid losses and loss adjustment expenses	18,428	36,880
Change in current and deferred federal and foreign income taxes, net	(211,698)	119,844
Decrease (increase) in deferred acquisition costs	314	(5,441)
Other assets and liabilities, net	(41,834)	10,577
Net realized investment losses (gains)	99,363	(322,994)
Bond discount amortization, net	(2,397)	2,068
Amortization of stock-based compensation	2,914	2,028

Net cash (used in) provided by operating activities	(76,282)	107,312

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	160,000	100,592
Sales of fixed income securities	90,505	1,281,788
Purchases of fixed income securities	(466,883)	(829,666)
Sales of equity securities	65,056	41,522
Purchases of equity securities	(312,978)	(184,330)
Sales of other invested assets	37,030	243,465
Purchases of other invested assets	(11,915)	(22,586)
Net change in cash and cash equivalents held as collateral	75,891	61,714
Net change in obligation to return borrowed securities	—	(3,922)
Sales of trading securities	16,966	690
Purchases of trading securities	(111,522)	—
Net change in short-term investments	278,239	(809,703)

Net cash used in investing activities	(179,611)	(120,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(9,390)	(10,343)
Repurchase of Series B preferred shares	(9,183)	—
Dividends paid to preferred shareholders	(1,923)	(2,069)
Dividends paid to common shareholders	(4,514)	(4,298)
Proceeds from exercise of stock options	37	—
Excess tax benefit from stock-based compensation	—	204
Common shares repurchased and retired	—	(70,749)

Net cash used in financing activities	(24,973)	(87,255)

Effect of exchange rate changes on cash and cash equivalents	(13,096)	17,662

Decrease in cash and cash equivalents	(293,962)	(82,717)
Cash and cash equivalents, beginning of period	755,747	897,963

Cash and cash equivalents, end of period	$461,785	$815,246

Supplemental disclosures of cash flow information:
Interest paid	$1,515	$2,575

Income taxes paid	$189,561	$12,821

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following domestic and foreign subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited; Newline Underwriting Management Limited, which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of March 31, 2009, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 70.4% of OdysseyRe.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions, which could differ materially from actual results, which affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information and disclosures that are usually included in annual financial statements prepared in accordance with GAAP have been omitted since they are not required for interim reporting purposes. Readers should review the Company’s 2008 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in the Company’s opinion, are required for a fair statement of its financial position on such dates, and the results of operations and cash flows for the periods presented. Certain amounts from prior periods have been reclassified to conform to the current year’s presentations. The results for the three months ended March 31, 2009 are not necessarily indicative of the results for a full year.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. Under the Company’s restricted share plan, the grantees have non-forfeitable rights to dividends before the vesting period and, accordingly, the restricted shares are participating securities. On January 1, 2009, the Company adopted FSP EITF 03-6-1 on a retrospective basis. The adoption of this FSP did not have an impact on diluted earnings per share to common shareholders for the three months ended March 31, 2009, due to the low level of earnings, and resulted in a reduction of diluted earnings per share to common shareholders of $0.02 for the three months ended March 31, 2008.

In May 2008, the FASB issued FASB Staff Position Accounting Principles Bulletin 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This statement does not change the accounting for convertible debt that does not offer a cash settlement feature, or if the conversion feature is accounted for as an embedded derivative, nor does it apply for convertible preferred stock. On January 1, 2009, the Company adopted FSP APB 14-1 and applied it on a retrospective basis to its convertible

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

senior debentures issued in June 2002 (see Note 13 of the Company’s 2008 Annual Report on Form 10-K). As of May 1, 2007, all of the convertible senior debentures had been either repurchased by the Company or converted into shares of the Company’s common stock. The adoption of FSP APB 14-1 resulted in a cumulative increase, as of May 1, 2007, to additional paid-in capital and a decrease to retained earnings of $11.5 million.

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. On January 1, 2009, the Company adopted the provisions of SFAS 161 and has included the required disclosures in this Form 10-Q.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” to replace SFAS 141, “Business Combinations.” While several items from SFAS 141 were retained, including the acquisition method of accounting and the recognition of intangible assets separately from goodwill, SFAS 141(R) broadens its scope and establishes a definition of the acquirer and the acquisition date. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to provide guidance on pre-acquisition contingencies with an immediate effective date. Under this FSP, acquirers must recognize a contingent asset or liability if the fair value of that asset or liability as of the acquisition date can be determined during the measurement period. The adoption of these pronouncements on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies the definition of a non-controlling interest and the proper accounting for that entity. The adoption of SFAS 160 on a prospective basis on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations,” to clarify the equity method of accounting and questions regarding the changes from current practices due to the adoption of SFAS 141(R) and SFAS 160. The adoption of EITF 08-6 on a prospective basis on January 1, 2009 did not have an impact on the Company’s consolidated financial statements.

2.	Earnings Per Common Share

As discussed in Note 1 to the consolidated financial statements, the Company adopted FSP EITF 03-6-1 on January 1, 2009 on a retrospective basis.

The following table shows the allocation of net (loss) income as calculated in accordance with FSP EITF 03-6-1:

	Three Months Ended
	March 31,
	2009	2008

Net (loss) income	$(5,791)	$250,945
Preferred dividends	(1,336)	(1,913)
Gain on repurchase of Series B preferred shares	7,997	—

Net income available to common shareholders	$870	$249,032

Allocation of net income for basic earnings per share:
Common shares	$860	$246,506
Participating securities	10	2,526

Net income available to common shareholders	$870	$249,032

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net income per common share for the three months ended March 31, 2009 and 2008 as presented in the following table has been computed based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2009	2008

Net income to common shares — basic	$860	$246,506
Undistributed earnings allocated to share based payments	4	966

Net income to common shares — diluted	$864	$247,472

Weighted average common shares outstanding — basic	59,375,095	68,039,341
Effect of dilutive shares:
Restricted shares	400,154	355,785
Stock options	73,579	141,460

Total effect of dilutive shares	473,733	497,245

Weighted average common shares outstanding — diluted	59,848,828	68,536,586

Net earnings per common share:
Basic	$0.01	$3.62
Diluted	0.01	3.61

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the three months ended March 31, 2009 and 2008, respectively, 110,044 and 299,249 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect.

Net income per participating security for the three months ended March 31, 2009 and 2008, as presented in the following table, has been computed based upon weighted average restricted shares outstanding (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2009	2008

Net income to participating securities — basic	$10	$2,526

Weighted average restricted stock outstanding — basic	840,472	696,934

Net earnings per participating security:
Basic	$0.01	$3.62

3.	Fair Value Measurements

SFAS 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The Company accounts for a significant portion of its financial instruments at fair value under various accounting literature, including SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Level 1:  Level 1 financial instruments are financial assets and liabilities for which the values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.

Level 2:  Level 2 financial instruments are financial assets and liabilities for which the values are based on quoted prices in markets that are not active, or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

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

Level 3:  Level 3 financial instruments are financial assets and liabilities, the values of which are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability.

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

For determining the fair value of its Level 1 investments, (approximately 35.0% of total investments and cash as of March 31, 2009), the Company utilizes quoted market prices. The majority of the Company’s Level 1 investments are common stocks that are actively traded in a public market, short-term investments and cash equivalents, for which the cost basis approximates fair value.

The Company’s Level 2 investments, (approximately 59.1% of total investments and cash as of March 31, 2009), the majority of which are in government, corporate and municipal fixed income securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, the Company utilizes broker-dealer quotes that include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures that are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation. During the three months ended March 31, 2009, the Company transferred $47.8 million of Level 3

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

investments to Level 2 after determining that broker-dealer quotes would be used to determine the fair value of the instruments.

The Company uses valuation techniques for its Level 3 investments, which represent approximately 0.4% of the Company’s total investments and cash as of March 31, 2009. To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets where available. The Company further evaluates any prices for its investments to ensure they represent fair value. During the three months ended March 31, 2009, the Company purchased $13.7 million of investments that are classified as Level 3. As of March 31, 2009, the Company held $30.1 million of investments that are classified as Level 3. These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. The Company has determined that its investments in Level 3 securities are not material to its operations.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the period in which the reclassifications occur. Despite current economic conditions and the liquidity concerns in the credit markets, the Company has determined, after carefully considering the impact of such conditions and concerns on the Company’s portfolio, that it should not re-classify any of its investments from Level 1 or Level 2 to Level 3.

The following tables present the fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements as of March 31, 2009
	Asset	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Fixed income securities, available for sale	$3,846,428	$—	$3,845,428	$1,000
Fixed income securities, held as trading securities	412,374	—	383,281	29,093
Common and preferred stocks, available for sale	1,485,981	1,462,153	23,828	—
Short-term investments, available for sale	898,494	857,232	41,262	—
Cash equivalents	292,315	292,315	—	—
Derivatives	88,753	—	88,753	—
Other investments	24,538	1,552	22,986	—

Total assets measured at fair value	$7,048,883	$2,613,252	$4,405,538	$30,093

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

		Fair Value Measurements as of December 31, 2008
	Asset	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Fixed income securities, available for sale	$3,594,278	$—	$3,593,278	$1,000
Fixed income securities, held as trading securities	338,209	—	271,786	66,423
Common and preferred stocks, available for sale	1,555,257	1,527,832	27,425	—
Short-term investments, available for sale	1,202,360	1,174,016	28,344	—
Cash equivalents	472,544	472,544	—	—
Derivatives	110,968	(68)	111,036	—
Other investments	27,693	1,552	26,141	—

Total assets measured at fair value	$7,301,309	$3,175,876	$4,058,010	$67,423

As of March 31, 2009 and December 31, 2008, the Company’s liabilities carried at fair value were not significant.

The following table provides a summary of changes in the fair value of Level 3 financial assets for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended	Three Months Ended March 31,
	March 31, 2009	2009	2008
	Held-for-trading	Available-for-sale	Available-for-sale
	Securities	Securities	Securities

Beginning balance	$66,423	$1,000	$9,147
Total realized investment (losses) gains included in net income	(3,201)	—	7,827
Purchases, issuances and settlements	13,658	—	(15,974)
Transfers from Level 3 to Level 2	(47,787)	—	—

Ending balance	$29,093	$1,000	$1,000

As of March 31, 2008, the Company did not hold any held-for-trading securities as Level 3 investments.

The following table presents realized investment (losses) gains included in net income in the consolidated statement of operations relating to Level 3 assets for the three months ended March 31, 2009 and 2008 (in thousands):

	Net Realized	Net Realized
	Investment Gains	Investment Gains
	(Losses) for the Three	for the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008

Realized investment gains related to securities sold	$270	$7,827
Realized investment losses related to securities held	(3,471)	—

Total net realized investment (losses) gains relating to Level 3 assets	$(3,201)	$7,827

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Fair Value Option

The Company adopted the provisions of SFAS 159 as of January 1, 2008. SFAS 159 provides a fair value option (“FVO”) election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in the fair value of assets and liabilities for which the election is made will be recognized in net income as they occur. SFAS 159 permits the FVO election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon the occurrence of an event that gives rise to a new basis of accounting for that instrument.

The Company did not elect the FVO under SFAS 159 for any of its liabilities, but it did elect FVO for its investment in Advent Capital (Holdings) PLC (“Advent”). Advent is publicly traded on a foreign stock exchange and its traded price is a better indicator of its value than its carrying value under the equity method. As of March 31, 2009, Fairfax owned 66.7% of the common stock of Advent, including 14.5% of Advent owned by the Company.

During the fourth quarter of 2007, the Company recognized an impairment adjustment to its investment in Advent, under the equity method of accounting, and wrote-down Advent’s value to its publicly traded fair value as of December 31, 2007. Accordingly, the Company’s election of the FVO under SFAS 159 had no effect on Advent’s carrying value or the Company’s shareholders’ equity as of January 1, 2008. Upon the election of SFAS 159 for Advent, the Company recorded a cumulative adjustment of $2.4 million, or $1.5 million net of tax, to reclassify foreign currency unrealized gains from the foreign currency translation account (included in accumulated other comprehensive income) to retained earnings as of January 1, 2008.

As of March 31, 2009, Advent is recorded at fair value of $12.0 million in other invested assets, with related changes in fair value recognized as a realized investment gain or loss in the period in which they occur. For the three months ended March 31, 2009 and 2008, the change in fair value resulted in a realized investment loss of $2.3 million and a realized investment gain of $0.6 million, respectively. Advent’s value as of March 31, 2009, calculated in accordance with the equity method of accounting, would have been $26.9 million.

4.	Investments and Cash

A summary of the Company’s investment portfolio as of March 31, 2009, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$134,491	$29,247	$606	$163,132
States, municipalities and political subdivisions	2,256,953	185,649	7,069	2,435,533
Foreign governments	746,384	58,400	233	804,551
All other corporate	433,014	14,614	4,416	443,212

Total fixed income securities available for sale	3,570,842	287,910	12,324	3,846,428

Redeemable preferred stock, at fair value	324	—	216	108

Common stocks, at fair value	1,802,909	28,702	345,738	1,485,873

Short-term investments, at fair value	898,450	47	3	898,494
Cash and cash equivalents	461,785	—	—	461,785
Cash and cash equivalents held as collateral	11,236	—	—	11,236

Total	$6,745,546	$316,659	$358,281	$6,703,924

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Common stocks accounted for under the equity method of accounting were carried at $140.0 million as of March 31, 2009, reflecting gross unrealized appreciation of $26.6 million and gross unrealized depreciation of $0.8 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $202.4 million as of March 31, 2009, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $412.4 million as of March 31, 2009, with changes in fair value reflected as realized investment gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate, foreign government securities, and mortgage-backed securities at fair value of $238.0 million, $82.2 million, and $92.2 million respectively, as of March 31, 2009.

A summary of the Company’s investment portfolio as of December 31, 2008, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

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

Common stocks accounted for under the equity method of accounting were carried at $141.5 million as of December 31, 2008, reflecting gross unrealized appreciation of $26.6 million and gross unrealized depreciation of $2.1 million. Other invested assets, including investments that were accounted for under the equity method of accounting, were carried at $222.8 million as of December 31, 2008, reflecting no gross unrealized appreciation or gross unrealized depreciation. Fixed income securities held as trading securities were carried at fair value of $338.2 million as of December 31, 2008, with changes in fair value reflected as realized investment gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate, foreign government securities, and mortgage-backed securities, at fair value of $187.7 million, $84.1 million, and $66.4 million, respectively, as of December 31, 2008.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized (Losses) Gains

The following table sets forth the components of net investment income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Interest on fixed income securities	$56,589	$48,077
Dividends on common stocks, at fair value	16,886	7,772
Net income of common stocks, at equity	(802)	—
Interest on cash, cash equivalents and short-term investments	4,890	18,040
Other invested assets	(4,837)	9,917

Gross investment income	72,726	83,806
Less: investment expenses	4,352	8,709
Less: interest on funds held under reinsurance contracts	913	1,969

Net investment income	$67,461	$73,128

The following table sets forth the components of net realized investment gains and losses for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$3,760	$4,057	$(297)	$79,459	$7,043	$72,416
Fixed income securities, held as trading securities	6,020	26,795	(20,775)	3,102	4,334	(1,232)
Preferred stock	—	178	(178)	—	529	(529)
Equity securities	3,351	78,423	(75,072)	8,992	39,498	(30,506)
Derivative securities	21,644	6,978	14,666	252,074	5,775	246,299
Other securities	20,651	38,358	(17,707)	52,877	16,331	36,546

Total	$55,426	$154,789	$(99,363)	$396,504	$73,510	$322,994

Other-than-temporary write-downs of investments during the three months ended March 31, 2009 included in gross realized investment losses totaled $81.4 million, with $78.3 million related to equity securities and $3.1 million related to fixed income securities. Other-than-temporary write-downs of investments during the three months ended March 31, 2008 included in gross realized investment losses totaled $40.9 million, with $35.4 million related to equity securities, $5.0 million related to fixed income securities and $0.5 million related to preferred stocks. The Company has evaluated the financial condition and near-term prospects of the issuers of the securities in an unrealized loss position within the Company’s portfolio, and the price volatility of the securities themselves, and believes that such securities have the potential for recovery within a reasonable period of time. Consequently, the Company does not consider them to be other-than-temporarily impaired.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(b)	Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Fixed income securities	$110,533	$37,241
Redeemable preferred stock	179	—
Equity securities	(242,272)	(83,066)
Short-term investments	50	—
Other invested assets	—	169

Change in net unrealized depreciation of investments	(131,510)	(45,656)
Deferred income tax benefit	46,031	15,979

Change in net unrealized depreciation of investments, net of tax, included in other comprehensive income	$(85,479)	$(29,677)

(c)	Common Stocks, at Equity

Common stocks, at equity, totaled $140.0 million as of March 31, 2009 and $141.5 million as of December 31, 2008. The following table sets forth the components of common stocks, at equity, as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008

TRG Holding Corporation	$74,362	$74,354
Fairfax Asia Limited	65,593	67,092
Other	27	27

Total common stocks, at equity	$139,982	$141,473

For common stocks, at equity, as of March 31, 2009, the relative ownership held by the Company was 13.0% for TRG Holding Corporation (which is 100% owned by Fairfax) and 26.2% (economic) for Fairfax Asia Limited (which is 100% owned by Fairfax). On March 28, 2008, the Company sold its 7.4% ownership interest in MFXchange Holdings Inc. to Fairfax, resulting in a realized investment loss of $2.0 million.

(d)	Derivative Investments and Short Sales

The Company has utilized, and may continue to utilize, credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts, futures contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are typically not linked to specific assets and liabilities on the consolidated balance sheets or to a forecasted transaction and, therefore, do not qualify for hedge accounting. The following table sets forth the Company’s derivative positions, which are included in other invested

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

assets or other liabilities in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009			December 31, 2008
			Fair Value			Fair Value
	Notional		Asset	Notional		Asset
	Amount	Cost	(Liability)	Amount	Cost	(Liability)

Credit default swaps	$1,330,440	$21,779	$48,538	$1,782,868	$30,776	$82,843
Forward currency contracts	533,890	—	40,221	533,890	—	28,225
Warrants	163,116	5,318	25	163,116	5,577	1
Interest rate swaps	140,000	—	(31)	140,000	—	(33)
Futures contracts	—	—	—	791,000	—	(68)
Call options	—	—	—	75,324	22	—

In recent years, the Company has purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry in the U.S. and worldwide, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, the Company agrees to pay, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as realized investment gains or losses in the period in which they occur. The credit default swap portfolio had an average term to expiration of 2.4 years as of March 31, 2009. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. The Company assesses the reasonableness of the fair values obtained from these providers by comparison to models generated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps, where available. The fair values of credit default swaps are subject to significant volatility, given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of March 31, 2009 was $28.3 million, of which the Company does not have the right to sell or repledge $15.9 million. The Company has not exercised the right to sell or repledge the remaining $12.4 million of this collateral.

The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. Forward currency contracts are recorded at fair value in other invested assets as of March 31, 2009 and December 31, 2008, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

The Company has investments in warrants, which are contracts that grant the holder the right, but not the obligation, to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets, are recorded at fair value, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

The Company has entered into interest rate swaps to protect it from adverse movements in interest rates. Under its current interest rate swap contracts, the Company receives a floating interest rate and pays a fixed interest rate based on the notional amounts in the contracts. Interest rate swaps are recorded in other invested assets or other

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

liabilities based on their positive or negative fair value with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

In prior years, the Company had purchased equity index and common stock total return swaps as an “economic hedge” against a broad market downturn. During the fourth quarter of 2008, the Company removed the economic hedge on its portfolio, closing the swap contracts for a gain. Changes in the fair value are recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

In connection with the total return swap transactions, the Company owned a series of index call options on Standard and Poor’s depository receipts (“SPDRs”) and the iShares Canadian S&P/TSX60 (XIU), the majority of which expired in 2008 and the last of which was closed out as of January 14, 2009. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options were recorded at fair value in other invested assets, and changes in the fair value were recorded as realized investment gains or losses in the consolidated statements of operations.

During 2008, the Company entered into Eurodollar futures contracts to manage its interest rate risk with respect to certain investments. During the first quarter of 2009, the Company closed the futures contracts. A futures contract is a variation of a forward contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. The Company had entered into the long position, which agrees to buy the underlying currency at the future date at the price agreed upon. As of December 31, 2008, futures contracts were recorded at fair value in other liabilities, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

As of March 31, 2008, the Company had short positions, primarily in equity securities, all of which were closed out during the second quarter of 2008. In connection with the short positions, the Company purchased a SPDR call option as protection against a decline in the value of the short positions. The call option was closed out on July 7, 2008. The call option was recorded at fair value in other invested assets in the consolidated balance sheets, and changes in the fair value were recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occurred.

Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is represented by the fair value of the derivative instruments.

The net realized investment gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments and have been reported in net investment (losses) gains in the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

consolidated statement of operations. The following table sets forth the total net realized investment gains and losses on derivatives and short sales for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Credit default swaps:
Net realized investment gain on disposal	$28,380	$212,395
Change in fair value	(25,309)	(44,961)

Net realized investment gain	3,071	167,434

Futures contracts:
Net realized investment loss on disposal	(275)	—

Net realized investment loss	(275)	—

Forward currency contracts:
Change in fair value	11,997	4,575

Net realized investment gain	11,997	4,575

Warrants:
Net realized investment (loss) gain on disposal	(237)	67
Change in fair value	283	(495)

Net realized investment gain (loss)	46	(428)

Interest rate swaps:
Net realized investment loss on disposal	(175)	—
Change in fair value	2	—

Net realized investment loss	(173)	—

Call options:
Net realized investment loss on disposal	—	(466)
Change in fair value	—	155

Net realized investment loss	—	(311)

Total return swaps:
Net realized investment gain on disposal	—	13,869
Change in fair value	—	61,160

Net realized investment gain	—	75,029

Total derivatives:
Net realized investment gain on disposal	27,693	225,865
Change in fair value	(13,027)	20,434

Net realized investment gain	$14,666	$246,299

Short positions:
Net realized investment gain on disposal	—	7,166
Change in fair value	—	10,387

Total net realized investment gain	$—	$17,553

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(e)	Assets on Deposit

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of March 31, 2009, restricted assets totaled $886.9 million, with $820.9 million included in fixed income securities and the remaining balance of $66.0 million included in short-term investments, cash and cash equivalents. Of the $886.9 million of assets on deposit, $528.5 million was held for foreign regulatory requirements, which included $468.6 million in fixed income securities, and the remaining balance of $59.9 million held in short-term investments, cash and cash equivalents.

5.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Beginning balance of unrealized net appreciation on securities	$75,166	$88,315
Ending balance of unrealized net (depreciation) appreciation on securities	(10,313)	58,638

Current period change in unrealized net (depreciation) appreciation on securities	(85,479)	(29,677)

Beginning balance of foreign currency translation adjustments	10,716	8,138

Adjustment to beginning balance due to the adoption of SFAS 159 (Note 3)	—	(1,531)

Adjusted beginning balance of foreign currency translation adjustments	10,716	6,607
Ending balance of foreign currency translation adjustments	9,385	32,237

Current period change in foreign currency translation adjustments	(1,331)	25,630

Beginning balance of benefit plan liabilities	(3,461)	(11,430)
Adjustment to beginning balance due to the adoption of SFAS 158 (Note 11)	—	146

Adjusted beginning balance of benefit plan liabilities	(3,461)	(11,284)
Ending balance of benefit plan liabilities	(3,461)	(11,284)

Current period change in benefit plan liabilities	—	—

Other comprehensive loss	$(86,810)	$(4,047)

Beginning balance of accumulated other comprehensive income	$82,421	$85,023

Other comprehensive loss	(86,810)	(4,047)
Effect of a change in accounting due to the adoption of SFAS 159 (Note 3)	—	(1,531)
Effect of a change in accounting due to the adoption of SFAS 158 (Note 11)	—	146

Change in accumulated other comprehensive loss	(86,810)	(5,432)

Ending balance of accumulated other comprehensive (loss) income	$(4,389)	$79,591

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of comprehensive income for the three months ended March 31, 2009 and 2008 are shown in the following table (in thousands):

	Three Months Ended March 31,
	2009	2008

Net (loss) income	$(5,791)	$250,945

Other comprehensive loss, before tax:
Unrealized net depreciation on securities arising during the period	(199,020)	(10,018)
Reclassification adjustment for net realized investment gains (losses) included in net income	67,510	(35,638)
Foreign currency translation adjustments	(2,047)	39,432

Other comprehensive loss, before tax	(133,557)	(6,224)

Tax benefit:
Unrealized net depreciation on securities arising during the period	69,659	3,505
Reclassification adjustment for net realized investment gains (losses) included in net income	(23,628)	12,473
Foreign currency translation adjustments	716	(13,801)

Total tax benefit	46,747	2,177

Other comprehensive loss, net of tax	(86,810)	(4,047)

Comprehensive (loss) income	$(92,601)	$246,898

6.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,250,484	$5,119,085
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	690,171	643,509

Net unpaid losses and loss adjustment expenses, beginning of period	4,560,313	4,475,576

Add: Losses and loss adjustment expenses incurred related to:
Current year	329,405	354,553
Prior years	(11,814)	(2,303)

Total losses and loss adjustment expenses incurred	317,591	352,250

Less: Paid losses and loss adjustment expenses related to:
Current year	26,624	30,076
Prior years	268,042	291,617

Total paid losses and loss adjustment expenses	294,666	321,693

Effects of exchange rate changes	(6,143)	6,324

Net unpaid losses and loss adjustment expenses, end of period	4,577,095	4,512,457
Add: Ceded unpaid losses and loss adjustment expenses, end of period	689,208	628,096

Gross unpaid losses and loss adjustment expenses, end of period	$5,266,303	$5,140,553

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of March 31, 2009. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $329.4 million for the three months ended March 31, 2009, a decrease of $25.2 million from $354.6 million for the three months ended March 31, 2008. This decrease was principally related to a decrease in loss exposure associated with a decrease in net premiums earned of $41.4 million, to $470.0 million for the three months ended March 31, 2009, from $511.4 million for the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, current year catastrophe events were $47.7 million and $37.8 million, respectively. For the three months ended March 31, 2009, the current year catastrophe losses included $43.9 million related to Windstorm Klaus. For the three months ended March 31, 2008, the current year catastrophe losses included $12.5 million related to Windstorm Emma, $10.0 million related to the China winter storm and $11.8 million related to the Australia floods.

Net losses and loss adjustment expenses incurred related to prior years decreased $11.8 million for the three months ended March 31, 2009, and $2.3 million for the three months ended March 31, 2008. The decrease in prior period losses and loss adjustment expenses for the three months ended March 31, 2009 was attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in all divisions. The decrease in prior period losses and loss adjustment expenses for the three months ended March 31, 2008 was attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions.

Ceded unpaid losses and loss adjustment expenses were $689.2 million and $628.1 million as of March 31, 2009 and 2008, respectively. The increase in ceded unpaid losses and loss adjustment expenses was principally attributable to a $58.5 million increase in unpaid reinsurance recoverables related to property catastrophe events.

The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $117.6 million and $118.2 million as of March 31, 2009 and December 31, 2008, respectively. The amount of case reserve discount was $56.5 million and $55.6 million as of March 31, 2009 and December 31, 2008, respectively. The amount of incurred but not reported reserve discount was $22.2 million and $24.0 million as of March 31, 2009 and December 31, 2008, respectively.

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of March 31, 2009 were $251.6 million, representing 5.5% of total net unpaid losses and loss adjustment expenses, compared to $260.3 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2008. Exposure arises from reinsurance contracts written by Clearwater prior to 1986 under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

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

The Company’s reserves for asbestos and environmental related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the three months ended March 31, 2009 and 2008, is set forth in the table below (in thousands):

	Three Months Ended March 31,
	2009	2008

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$360,733	$339,271
Add: Gross losses and loss adjustment expenses incurred	—	10,700
Less: Gross calendar year paid losses and loss adjustment expenses	11,582	23,728

Gross unpaid losses and loss adjustment expenses, end of period	$349,151	$326,243

Net unpaid losses and loss adjustment expenses, beginning of period	$230,486	$222,426
Add: Net losses and loss adjustment expenses incurred	—	4,000
Less: Net calendar year paid losses and loss adjustment expenses	5,589	14,345

Net unpaid losses and loss adjustment expenses, end of period	$224,897	$212,081

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$34,242	$41,984
Add: Gross losses and loss adjustment expenses incurred	—	—
Less: Gross calendar year paid losses and loss adjustment expenses	4,479	576

Gross unpaid losses and loss adjustment expenses, end of period	$29,763	$41,408

Net unpaid losses and loss adjustment expenses, beginning of period	$29,819	$34,485
Add: Net losses and loss adjustment expenses incurred	—	—
Less: Net calendar year paid losses and loss adjustment expenses	3,115	576

Net unpaid losses and loss adjustment expenses, end of period	$26,704	$33,909

The Company did not incur net losses and loss adjustment expenses related to asbestos or environmental claims for the three months ended March 31, 2009. Net losses and loss adjustment expenses incurred for asbestos

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

claims increased $4.0 million for the three months ended March 31, 2008, due to loss emergence greater than expectations in the period. The Company did not incur net losses and loss adjustment expenses related to environmental claims for the three months ended March 31, 2008.

The Company’s survival ratio for asbestos and environmental-related liabilities as of March 31, 2009 is seven years. The Company’s underlying survival ratio for asbestos-related liabilities is eight years and for environmental-related liabilities is four years. The asbestos and environmental-related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, on March 31, 2009, divided by the average paid asbestos and environmental claims for the last three years of $35.0 million, which are net of reinsurance. Our survival ratios may fluctuate over time due to the variability of large payments and adjustments to liabilities.

8.	Debt Obligations, Common Shares and Preferred Shares

Debt Obligations

The components of the Company’s debt obligations as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31,	December 31,
	2009	2008

7.65% Senior Notes due 2013	$224,801	$224,790
6.875% Senior Notes due 2015	124,508	124,488
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,309	$489,278

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C, due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the three months ended March 31, 2009 and 2008, the average quarterly interest rate on the Series C Notes was 4.37% and 7.10%, respectively.

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the three months ended March 31, 2009 and 2008, the average quarterly interest rate on each series of notes was 4.07% and 6.80%, respectively.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

As of March 31, 2009, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

As of both March 31, 2009 and December 31, 2008, the amortized cost of the Company’s debt obligations was $489.3 million, as reflected in the respective consolidated balance sheets. As of March 31, 2009 and December 31, 2008, the estimated fair value of the Company’s debt obligations was $406.5 million and $407.0 million, respectively. The estimated fair value is based on quoted market prices for debt similar to the Company’s, and discounted cash flow calculations.

On July 13, 2007, the Company entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), Keybank National Association and a syndicate of lenders. Wachovia’s parent corporation was acquired by Wells Fargo & Company, effective December 31, 2008. The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by the Company, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits the Company to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support the insurance and reinsurance business of the Company.

As of March 31, 2009, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

Common Shares

The Company’s Board of Directors authorized a share repurchase program whereby the Company is authorized to repurchase shares of its common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. During the three months ended March 31, 2009, the Company did not

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

repurchase any shares of its common stock related to the share repurchase program. For the three months ended March 31, 2008, the Company repurchased and retired 2,114,500 shares of its common stock at a cost of $77.5 million. From the inception of the program through March 31, 2009, the Company has repurchased and retired 12,117,745 shares of its common stock at a total cost of $445.8 million.

Preferred Shares

During the three months ended March 31, 2009, Odyssey America purchased 704,737 shares of the Company’s Series B preferred shares, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the purchase of the Series B preferred shares, the Company recorded a gain of $8.0 million during the three months ended March 31, 2009, which was reflected in the Company’s retained earnings and included in net income available to common shareholders.

9.	Segment Reporting

The Company’s operations are managed through four operating segments: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and facultative basis. The EuroAsia division writes treaty reinsurance business. The London Market division operates through three distribution channels: Newline at Lloyd’s and NICL, which focus on casualty insurance, and the London branch of Odyssey America, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical professional liability, professional liability and non-standard automobile.

The financial results of these divisions for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

			London	U.S.
Three Months Ended March 31, 2009	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$195,297	$160,317	$72,942	$126,364	$554,920
Net premiums written	190,697	153,586	52,487	82,209	478,979
Net premiums earned	$195,203	$138,215	$54,424	$82,176	$470,018

Losses and loss adjustment expenses	117,375	110,675	34,661	54,880	317,591
Acquisition costs and other underwriting expenses	60,524	34,680	15,400	25,505	136,109

Total underwriting deductions	177,899	145,355	50,061	80,385	453,700

Underwriting income (loss)	$17,304	$(7,140)	$4,363	$1,791	16,318

Net investment income					67,461
Net realized investment losses					(99,363)
Other expense, net					(4,202)
Interest expense					(8,085)

Loss before income taxes					$(27,871)

Underwriting ratios:
Losses and loss adjustment expenses	60.1%	80.1%	63.7%	66.8%	67.6%
Acquisition costs and other underwriting expenses	31.0	25.1	28.3	31.0	28.9

Combined ratio	91.1%	105.2%	92.0%	97.8%	96.5%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended March 31, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$189,594	$157,947	$101,058	$128,955	$577,554
Net premiums written	185,263	150,848	84,067	97,642	517,820
Net premiums earned	$196,396	$143,276	$76,673	$95,083	$511,428

Losses and loss adjustment expenses	131,354	110,987	48,173	61,736	352,250
Acquisition costs and other underwriting expenses	64,778	37,027	20,702	28,415	150,922

Total underwriting deductions	196,132	148,014	68,875	90,151	503,172

Underwriting income (loss)	$264	$(4,738)	$7,798	$4,932	8,256

Net investment income					73,128
Net realized investment gains					322,994
Other expense, net					(11,096)
Interest expense					(9,043)

Income before income taxes					$384,239

Underwriting ratios:
Losses and loss adjustment expenses	66.9%	77.5%	62.8%	64.9%	68.9%
Acquisition costs and other underwriting expenses	33.0	25.8	27.0	29.9	29.5

Combined ratio	99.9%	103.3%	89.8%	94.8%	98.4%

10.	Commitments and Contingencies

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

On February 8, 2007, the Company was added as a co-defendant in an amended and consolidated complaint in an existing action against the Company’s majority shareholder, Fairfax, and certain of Fairfax’s officers and directors, who include certain of the Company’s current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. These claims are at a preliminary stage. Pursuant to the scheduling stipulations, the various defendants filed their respective motions to

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

dismiss the amended and consolidated complaint, the lead plaintiffs filed their opposition thereto, and the defendants filed their replies to those oppositions; the motions to dismiss were argued before the Court in December 2007. The Court has not yet issued a ruling on these motions. The Company intends to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

In July 2006, Fairfax, the Company’s majority shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares, and the complaint was subsequently amended to add additional allegations and two defendants. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third party complaint against, among others, OdysseyRe and certain of its directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim and third-party complaint that again named OdysseyRe and certain directors as defendants. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against these claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged municipal bonds and cash with a fair value of $220.8 million as of March 31, 2009 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

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

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For each of the three month periods ended March 31, 2009 and 2008, Falcon paid $0.1 million to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in connection with this agreement is estimated to be $46.2 million, based on Falcon’s loss reserves at March 31, 2009. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $38.2 million as of March 31, 2009. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of the shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner claimed that the guarantee should be available and pursued legal actions against the Company. The Company found this claim without merit and vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the one-year period commencing November 1, 2008. As of March 31, 2009, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both March 31, 2009 and December 31, 2008 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date. The Company continues to vigorously pursue collection of the award.

The Company and its subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of the Company’s business operations. In the Company’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to the financial condition or results of operations of the Company.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

11.	Employee Benefits

The Company maintains a qualified, non-contributory, defined benefit pension plan (“Defined Benefit Pension Plan”) covering substantially all employees who have reached age twenty-one and who have completed one year of service. The Company also maintains two non-qualified excess benefit plans (the “Supplemental Employee Retirement Plan” and the “Supplemental Plan”) that provide officers and certain employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. In addition, certain health care and life insurance benefits for retired employees (“Postretirement Benefit Plan”) are provided by the Company. Generally, all employees may become eligible for these postretirement benefits if they reach retirement age while working for the Company.

Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the three months ended March 31, 2009 and 2008 is comprised of the following components (in thousands):

	Three Months Ended March 31,
	2009	2008

Defined Benefit Pension Plan:
Service cost	$1,280	$1,331
Interest cost	858	843
Return on assets	(547)	(645)
Recognized net actuarial loss	—	177
Net amortization and deferral	14	14

Net periodic benefit cost	$1,605	$1,720

Excess Benefit Plans:
Service cost	$183	$210
Interest cost	238	213
Recognized net actuarial loss	31	61
Recognized prior service cost	(9)	(9)

Net periodic benefit cost	$443	$475

Postretirement Benefit Plan:
Service cost	$391	$447
Interest cost	256	220
Net amortization and deferral	(43)	(26)

Net periodic benefit cost	$604	$641

No contributions were made to the above plans during the three month periods ended March 31, 2009 and 2008.

12.	Stock-Based Compensation Plans

As of March 31, 2009, the Company had three stock-based compensation plans (the “Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through the use of shares purchased on the open market or otherwise acquired, newly issued shares, treasury stock, or any combination thereof. The following

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

is the Company’s recognized expense and the resulting tax benefit related to the Plans for the three months ending March 31, 2009 and 2008, respectively (in thousands):

	Three Months
	Ended March 31,
	2009	2008

Stock-based compensation expense	$2,914.0	$2,127.8
Tax benefit	1,019.9	744.7

For the three months ended March 31, 2009 and 2008, the Company received less than $0.1 million and $0.2 million, respectively, in cash from employees for the exercise of stock options.

As of March 31, 2009, there was less than $0.1 million of unrecognized compensation cost related to unvested options previously granted pursuant to the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.1 years. The Company did not grant any stock options during the three months ended March 31, 2009 and 2008, respectively, under the 2002 Option Plan.

As of March 31, 2009, there was $3.5 million of unrecognized compensation cost related to unvested options previously granted pursuant to the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The Company granted 37,821 stock options and 55,412 stock options during the three months ended March 31, 2009 and 2008, respectively, under the 2001 Option Plan.

As of March 31, 2009, there was $20.9 million of unrecognized compensation cost related to unvested restricted share awards previously granted pursuant to the Restricted Share Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.6 years. The Company granted 169,471 restricted share awards and 192,654 restricted share awards during the three months ended March 31, 2009 and 2008, respectively, under the Restricted Share Plan.

13.	Federal and Foreign Income Taxes

The Company’s federal and foreign income tax provisions for the three months ended March 31, 2009 and 2008 were a $22.1 million tax benefit and a $133.3 million tax expense, respectively, resulting in effective tax rates of 79.2% and 34.7%, respectively, as calculated in accordance with the guidance provided in FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods, an Interpretation of APB Opinion No. 28.” The effective tax rate of 79.2% for the three months ended March 31, 2009 is not necessarily indicative of the effective tax rate for the 2009 interim or annual periods.

The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax (benefit) provision for the three months ended March 31, 2009 and 2008 (in thousands):

	2009		2008
		% of		% of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income

(Loss) income before income taxes	$(27,871)		$384,239

Income tax (benefit) provision computed on income before income taxes	$(9,755)	35.0%	$134,484	35.0%

(Decrease) increase in income taxes resulting from:
Dividend received deduction	(2,883)	10.3	(881)	(0.2)
Tax-exempt income	(9,389)	33.7	(485)	(0.1)
Other, net	(53)	0.2	176	—

Total federal and foreign income tax (benefit) provision	$(22,080)	79.2%	$133,294	34.7%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

14.	Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require enhanced disclosures regarding the major categories of plan assets, concentrations of risk, inputs and valuation techniques used to measure the fair value of plan assets and the effect of using unobservable inputs (Level 3 classification under SFAS 157). The disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP FAS 132(R)-1, if any, on its disclosure requirements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance in estimating the fair value of assets and liabilities when the volume of activity has significantly decreased. The new standard requires additional disclosures to discuss interim and annual significant assumptions and valuation techniques used to determine the fair value of the assets and liabilities. FSP FAS 157-4 does not change the principles of fair value measurement in accordance with previously issued accounting standards, but instead enhances it to provide further guidance on inactive markets. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Entities that elect to early adopt FSP FAS 157-4 must also adopt FSP FAS 115-2 and FAS 124-2 in the same period. The Company is currently evaluating the impact, if any, on its valuation models and disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to provide additional guidance for the measurement of other-than-temporary impairments on debt securities classified as available-for-sale and held-to-maturity. Additionally, this standard provides additional presentation and disclosure guidance for debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Entities that elect to early adopt FSP FAS 115-2 and 124-2 must also adopt FSP 157-4 in the same period. The Company is currently evaluating the impact, if any, on its measurement and disclosure requirements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require additional interim period disclosures regarding the fair value of financial instruments that are within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments.” Entities are required to disclose how the amounts in the disclosure relate to amounts in the balance sheet, the method used to determine the fair value and significant assumptions used in the valuation. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Entities that elect to early adopt FSP FAS 107-1 and APB 28-1 must also adopt FSP 157-4 and FSP FAS 115-2 and FAS 124-2 in the same period. The Company is currently evaluating the impact, if any, on its disclosure requirements.

PART I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Odyssey Re Holdings Corp. is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Corporation Limited; Newline Underwriting Management Ltd., which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”); and Napa River Insurance Services, Inc.

We are a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through the Lloyd’s marketplaces.

Our gross premiums written for the three months ended March 31, 2009 were $554.9 million, a decrease of $22.7 million, or 3.9%, compared to gross premiums written of $577.6 million for the three months ended March 31, 2008. Our United States business accounted for 49.8% of our gross premiums written for the three months ended March 31, 2009, compared to 46.8% for the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, our net premiums written were $479.0 million and $517.8 million, respectively. For the three months ended March 31, 2009 and 2008, we had net income available to common shareholders of $0.9 million and $249.0 million, respectively. As of March 31, 2009, we had total assets of $9.5 billion and total shareholders’ equity of $2.7 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio under United States generally accepted accounting principles (“GAAP”) is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.5% for the three months ended March 31, 2009, compared to 98.4% for the three months ended March 31, 2008.

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

We review our critical accounting estimates and assumptions on a quarterly basis. These reviews include the estimate of reinsurance premiums and premium related amounts, establishing deferred acquisition costs, an evaluation of the adequacy of reserves for unpaid losses and LAE, review of our reinsurance and retrocession agreements, an analysis of the recoverability of deferred income tax assets and an evaluation of the investment portfolio, including a review for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

Below is a discussion of our critical accounting estimates relating to premium estimates, reserves for unpaid losses and loss adjustment expenses, and reinsurance and retrocessions. Readers should review our 2008 Annual Report on Form 10-K for a more complete description of our significant accounting policies and accounting estimates.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of March 31, 2009 and 2008 and December 31, 2008 and 2007 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of		As of	As of
	March 31,	December 31,		March 31,	December 31,
Division	2009	2008	Change	2008	2007	Change

	Gross Premiums Written

Americas	$144.2	$162.4	$(18.2)	$175.5	$177.5	$(2.0)
EuroAsia	154.3	125.7	28.6	136.3	129.9	6.4
London Market	22.9	22.8	0.1	20.6	21.8	(1.2)

Total	$321.4	$310.9	$10.5	$332.4	$329.2	$3.2

	Acquisition Costs

Americas	$31.6	$42.5	$(10.9)	$44.9	$42.5	$2.4
EuroAsia	43.4	36.9	6.5	46.1	38.9	7.2
London Market	1.6	1.7	(0.1)	1.9	2.1	(0.2)

Total	$76.6	$81.1	$(4.5)	$92.9	$83.5	$9.4

	Premiums Receivable

Americas	$112.6	$119.9	$(7.3)	$130.6	$135.0	$(4.4)
EuroAsia	110.9	88.8	22.1	90.2	91.0	(0.8)
London Market	21.3	21.1	0.2	18.7	19.7	(1.0)

Total	$244.8	$229.8	$15.0	$239.5	$245.7	$(6.2)

	Unearned Premiums Reserves

Americas	$101.4	$115.5	$(14.1)	$116.4	$122.9	$(6.5)
EuroAsia	108.8	102.2	6.6	87.2	97.2	(10.0)
London Market	8.3	6.9	1.4	8.4	10.0	(1.6)

Total	$218.5	$224.6	$(6.1)	$212.0	$230.1	$(18.1)

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

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments which can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.4% of our gross premiums written for the three months ended March 31, 2009. As a result, we believe the risks of material changes over time are mitigated.

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

We must make judgments about the ultimate premiums written and earned by us. Reported premiums written and earned are based upon reports received from ceding companies, supplemented by our internal estimates of premiums written for which ceding company reports have not been received. We establish our own estimates based on discussions and correspondence with our ceding companies and brokers during the contract negotiation process and over the contract risk period. The determination of premium estimates requires a review of our experience with the ceding companies, familiarity with each market, an analysis and understanding of the characteristics of each line of business, and the ability to project the impact of current economic indicators on the volume of business written and ceded by our cedants. Premium estimates are updated when new information is received. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Reserves for Unpaid Losses and Loss Adjustment Expenses

Our losses and LAE reserves, for both reported and unreported claims obligations, are maintained to cover the estimated ultimate liability for all of our reinsurance and insurance obligations. Losses and LAE reserves are categorized in one of three ways: (i) case reserves, which represent unpaid losses and LAE as reported by cedants and insureds to us, (ii) additional case reserves (“ACRs”), which are reserves we establish in excess of the case reserves reported by the cedant on individual claim events, and (iii) incurred but not reported reserves (“IBNR”), which are reserves for losses and LAE that have been incurred, but have not yet been reported to us, as well as additional amounts relating to losses already reported, that are in excess of case reserves and ACRs. Incurred but not reported reserves are estimates based on all information currently available to us and are reevaluated quarterly utilizing the most recent information supplied from our cedants and claims adjusters.

We rely on initial and subsequent claim reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of unpaid losses and LAE. The type of information that we receive from ceding companies generally varies by the type of contract. Proportional, or quota share, reinsurance contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss, facultative and insurance contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant or claims adjuster and the cedant’s or claims adjuster’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants and insureds, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $17.3 million and $19.6 million as of March 31, 2009 and December 31, 2008, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

The reserve methodologies employed by us are dependent on the nature and quality of the data that we collect from ceding companies for reinsurance business and claims adjusters for insurance business. This data primarily consists of loss amounts reported by ceding companies and claims adjusters, loss payments made by ceding companies and claims adjusters and premiums written and earned reported by ceding companies or estimated by us. Underwriting and claim information provided by our ceding companies and claims adjusters is aggregated by the year in which each treaty or policy is written into groups of business by geographic region and type of business to facilitate analysis, generally referred to as “reserve cells.” These reserve cells are reviewed annually and change over time as our business mix changes. We supplement this information with claims and underwriting audits of specific contracts and internally developed pricing trends, as well as loss trend data developed from industry sources. This information is used to develop point estimates of carried reserves for each business segment. These individual point estimates, when aggregated, represent the total carried losses and LAE reserves carried in our consolidated financial statements. Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. The actuarial techniques for projecting losses and LAE reserves by reserve cell rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date.

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

We complete comprehensive reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at March 31, 2009.

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

The ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended March 31, 2009 and 2008 was below our estimates of reserves for losses and LAE as previously established at December 31, 2008 and 2007 by 0.3% and 0.1%, respectively. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate loss exposures are based upon the information we have available at any given point in time and our assumptions based upon that information. Every one percentage point difference in the ultimate settlement value of loss exposures compared to our estimate of reserves for losses and LAE as of March 31, 2009 will impact pre-tax income by $45.8 million.

If a change were to occur in the frequency and severity of claims underlying our March 31, 2009 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

1.0% unfavorable change	$45.8
2.5% unfavorable change	114.5
5.0% unfavorable change	229.0

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

The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008

Americas	$(1.3)	$4.4
EuroAsia	(4.8)	4.7
London Market	(2.1)	(8.4)
U.S. Insurance	(3.6)	(3.0)

Total loss and LAE development	$(11.8)	$(2.3)

The Americas division reported a net decrease in prior period loss estimates of $1.3 million for the three months ended March 31, 2009 and a net increase in prior period loss estimates of $4.4 million for the three months ended March 31, 2008. The decrease in prior period loss estimates for the three months ended March 31, 2009 was principally attributable to loss emergence lower than expectations in the period on miscellaneous property lines of business. The increase in prior period loss estimates for the three months ended March 31, 2008 was primarily attributable to an increase in asbestos loss estimates due to loss emergence greater than expectations in the period.

The EuroAsia division reported a net decrease in prior period loss estimates of $4.8 million for the three months ended March 31, 2009 and a net increase in prior period loss estimates of $4.7 million for the three months ended March 31, 2008. The decrease in prior period loss estimates for the three months ended March 31, 2009 was driven by loss emergence lower than expectations in the period on miscellaneous property lines of business. The increase in prior period loss estimates for the three months ended March 31, 2008 was driven by loss emergence greater than expectations in the period on non-catastrophe property business.

The London Market division reported net decreases in prior period loss estimates of $2.1 million and $8.4 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in prior period loss estimates for the three months ended March 31, 2009 resulted from loss emergence lower than expectations in the period on liability business. The decrease in prior period loss estimates for the three months ended March 31, 2008 resulted from loss emergence lower than expectations in the period on marine, satellite and professional liability business.

The U.S. Insurance division reported net decreases in prior period loss estimates of $3.6 million and $3.0 million for the three months ended March 31, 2009 and 2008, respectively. The reduction in prior period loss estimates for the three months ended March 31, 2009 was principally attributable to loss emergence lower than expectations in the period on miscellaneous liability lines of business. The reduction in prior period loss estimates for the three months ended March 31, 2008 was principally attributable to loss emergence lower than expectations in the period on property and professional liability business, partially offset by loss emergence greater than expectations in the period on auto business.

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

The following table summarizes, by type of reserve, the unpaid losses and LAE reserves as of March 31, 2009 and December 31, 2008. Case reserves represent unpaid claim reports provided by cedants to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of March 31, 2009			As of December 31, 2008
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
			(In millions)

Americas
Gross	$1,405.6	$1,304.6	$2,710.2	$1,429.5	$1,335.9	$2,765.4
Ceded	(176.8)	(113.5)	(290.3)	(182.5)	(123.0)	(305.5)

Net	1,228.8	1,191.1	2,419.9	1,247.0	1,212.9	2,459.9

EuroAsia
Gross	509.9	330.5	840.4	494.3	293.7	788.0
Ceded	(2.3)	(0.4)	(2.7)	(2.6)	(0.4)	(3.0)

Net	507.6	330.1	837.7	491.7	293.3	785.0

London Market
Gross	331.4	605.4	936.8	308.8	610.9	919.7
Ceded	(56.6)	(94.6)	(151.2)	(54.4)	(78.4)	(132.8)

Net	274.8	510.8	785.6	254.4	532.5	786.9

U.S. Insurance
Gross	219.8	559.1	778.9	200.6	576.8	777.4
Ceded	(67.7)	(177.3)	(245.0)	(55.3)	(193.6)	(248.9)

Net	152.1	381.8	533.9	145.3	383.2	528.5

Total
Gross	2,466.7	2,799.6	5,266.3	2,433.2	2,817.3	5,250.5
Ceded	(303.4)	(385.8)	(689.2)	(294.8)	(395.4)	(690.2)

Net	$2,163.3	$2,413.8	$4,577.1	$2,138.4	$2,421.9	$4,560.3

The provision for IBNR in unpaid losses and LAE as of March 31, 2009 was $2,413.8 million. For illustration purposes, a change in the expected loss ratio for recent treaty years that increases the three months ended March 31, 2009 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $11.8 million. A change in loss emergence trends that increases unpaid losses and LAE at March 31, 2009 by 2.5% would increase IBNR by $114.5 million.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of March 31, 2009, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $224.9 million and $26.7 million, respectively. See Note 7 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008

Asbestos
Gross losses and LAE incurred	$—	$10.7
Net losses and LAE incurred	—	4.0

Environmental
Gross losses and LAE incurred	$—	$—
Net losses and LAE incurred	—	—

We did not incur net losses and LAE for asbestos claims for the three months ended March 31, 2009. Net losses and LAE incurred for asbestos claims increased by $4.0 million for the three months ended March 31, 2008. We did not incur net losses and LAE for environmental claims for either of the three month periods ended March 31, 2009 and 2008.

Reinsurance and Retrocessions

We may purchase reinsurance to increase our aggregate premium capacity, to reduce and spread the risk of loss on our insurance and reinsurance business and to limit our exposure to multiple claims arising from a single occurrence. We are subject to accumulation risk with respect to catastrophic events involving multiple contracts. To protect against this risk, we have purchased catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. Specific reinsurance protections are also placed to protect our insurance business outside of the United States.

We seek to limit our net, after-tax probable maximum loss for a severe catastrophic event, defined as an occurrence with a return period of 250 years, to no more than 20% of our statutory surplus. Prior to 2009, this limit was 15% of statutory surplus. There can be no assurances that we will not incur losses greater than 20% of our statutory surplus from one or more catastrophic events due to the inherent uncertainties in (i) estimating the frequency and severity of such events, (ii) the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, (iii) the modeling techniques and the application of such techniques, and (iv) our investment values, which may lead to volatility in our statutory surplus from period to period.

When we purchase reinsurance protection, we cede to reinsurers a portion of our risks and pay premiums based upon the risk and exposure of the policies subject to the reinsurance. Although the reinsurer is liable to us for the reinsurance ceded, we retain the ultimate liability in the event the reinsurer is unable to meet its obligations at some later date.

Reinsurance recoverables are recorded as assets, based on our evaluation of the reinsurers’ or retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Three Months Ended March 31,
	2009	2008

Premiums Written
Direct	$166.8	$192.4
Add: assumed	388.1	385.1
Less: ceded	75.9	59.7

Net	$479.0	$517.8

Premiums Earned
Direct	$169.5	$180.9
Add: assumed	365.8	381.8
Less: ceded	65.3	51.3

Net	$470.0	$511.4

The total amount of reinsurance recoverables on paid and unpaid losses as of March 31, 2009 and December 31, 2008 was $746.8 million and $773.2 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of March 31, 2009 and December 31, 2008 was $45.3 million and $44.5 million, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $3.0 million as of both March 31, 2009 and December 31, 2008, respectively, which has been netted against premiums receivable.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Underwriting Results

Gross Premiums Written.  Gross premiums written for the three months ended March 31, 2009 decreased by $22.7 million, or 3.9%, to $554.9 million, compared to $577.6 million for the three months ended March 31, 2008, as reflected in the following table (in millions):

	Three Months
	Ended March 31,		Change
Division	2009	2008	$	%

Americas	$195.3	$189.6	$5.7	3.0%
EuroAsia	160.3	157.9	2.4	1.5
London Market	72.9	101.1	(28.2)	(27.9)
U.S. Insurance	126.4	129.0	(2.6)	(2.0)

Total gross premiums written	$554.9	$577.6	$(22.7)	(3.9)%

Total reinsurance gross premiums written for the three months ended March 31, 2009 were $388.1 million, compared to $385.1 million for 2008, an increase of 0.8%. Total insurance gross premiums written for the three months ended March 31, 2009, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $166.8 million, compared to $192.5 million for 2008, a decrease of 13.4%. For the three months ended March 31, 2009, total reinsurance gross premiums written represented 69.9% (66.7% in 2008) of our business, while insurance represented the remaining 30.1% (33.3% in 2008).

Americas.  Gross premiums written in the Americas division for the three months ended March 31, 2009 were $195.3 million, an increase of $5.7 million, or 3.0%, compared to $189.6 million for the three months ended

March 31, 2008. These amounts represented 35.2% of our gross premiums written for the three months ended March 31, 2009 and 32.8% for the three months ended March 31, 2008. Gross premiums written across each geographic region of the Americas division were as follows:

	Three Months
	Ended March 31,		Change
	2009	2008	$	%

United States	$149.8	$141.3	$8.5	6.0%
Latin America	36.5	37.8	(1.3)	(3.4)
Canada	9.0	10.3	(1.3)	(12.6)
Other	—	0.2	(0.2)	(100.0)

Total gross premiums written	$195.3	$189.6	$5.7	3.0%

•	United States — The increase in gross premiums written was primarily due to an increase in property business of $6.3 million, to $38.5 million for the three months ended March 31, 2009, compared to $32.2 million for the three months ended March 31, 2008. Casualty business increased $3.7 million, to $98.9 million, for the three months ended March 31, 2009, compared to $95.2 million for the three months ended March 31, 2008. This was partially offset by a decrease in marine business of $1.5 million, to $4.7 million, for the three months ended March 31, 2009, compared to $6.2 million for the three months ended March 31, 2008.

•	Latin America — The decrease in gross premiums written was due to a decrease in treaty business of $2.2 million, to $31.6 million for the three months ended March 31, 2009, compared to $33.8 million for the three months ended March 31, 2008. This was partially offset by an increase in facultative business of $0.9 million.

•	Canada — The decrease in gross premiums written was primarily attributable to the movement in the Canadian dollar exchange rate between 2009 and 2008.

EuroAsia.  Gross premiums written in the EuroAsia division for the three months ended March 31, 2009 were $160.3 million, an increase of $2.4 million, or 1.5%, compared to $157.9 million for the three months ended March 31, 2008. These amounts represented 28.9% of our gross premiums written for the three months ended March 31, 2009 and 27.4% in the corresponding period of 2008. The increase in gross premiums written was comprised of $18.3 million due to a modification to our estimating method in June 2008, offset by a decrease of $14.5 million attributable to the movement in foreign exchange rates during 2009 compared to 2008. The modification to our estimating method impacted gross and net premiums written, but had no effect on earned premiums. Excluding the modification to our estimating method and the impact of movements in foreign exchange rates, gross premiums written would have decreased by $1.4 million.

London Market.  Gross premiums written in the London Market division for the three months ended March 31, 2009 were $72.9 million, a decrease of $28.2 million, or 27.9%, compared to $101.1 million for the three months ended March 31, 2008. These amounts represented 13.1% of our gross premiums written for the three months ended March 31, 2009 and 17.5% for the three months ended March 31, 2008. Gross premiums written across each unit of the London Market division were as follows:

	Three Months
	Ended March 31,		Change
	2009	2008	$	%

London branch	$32.5	$37.6	$(5.1)	(13.6)%
Newline and NICL	40.4	63.5	(23.1)	(36.4)

Total gross premiums written	$72.9	$101.1	$(28.2)	(27.9)%

•	London branch — Gross premiums written for property business, which represented 65.8% of the total gross premiums written of the London branch, increased by $1.9 million, or 9.7%, for the three months ended March 31, 2009, compared to the corresponding period of 2008. Marine and aviation business decreased by

$5.5 million, or 40.3%, for the three months ended March 31, 2009, compared to the corresponding period in 2008 due to non-renewal of business not meeting our underwriting criteria. Casualty business decreased by $1.5 million, or 33.2%, for the three months ended March 31, 2009 compared to the corresponding period of 2008.

•	Newline and NICL — The decrease in gross premiums written was primarily due to the timing of the placement of a medical professional liability contract for $17.3 million, combined with a decrease in financial lines gross premiums written of $5.5 million.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the three months ended March 31, 2009 were $126.4 million, a decrease of $2.6 million, or 2.0%, compared to $129.0 million for the three months ended March 31, 2008. These amounts represented 22.8% of our gross premiums written for the three months ended March 31, 2009 and 22.3% of our gross premiums written for the three months ended March 31, 2008, respectively. Gross premiums written by line of business during the first quarter of 2009 were as follows:

	Three Months
	Ended March 31,		Change
	2009	2008	$	%

Specialty liability	$28.5	$23.2	$5.3	22.8%
Professional liability	27.9	33.7	(5.8)	(17.2)
Property and package	26.0	17.6	8.4	47.7
Medical professional liability	22.8	34.8	(12.0)	(34.5)
Commercial automobile	16.6	13.2	3.4	25.8
Personal automobile	4.6	6.5	(1.9)	(29.2)

Total gross premiums written	$126.4	$129.0	$(2.6)	(2.0)%

•	The increase in specialty liability business for the three months ended March 31, 2009 was due to an increase in new business opportunities.

•	The decrease in professional liability gross premiums written for the three months ended March 31, 2009 was primarily related to the cancellation of an environmental liability program, partially offset by an increase in a union fiduciary liability program.

•	The increase in property and package gross premiums written for the three months ended March 31, 2009 was primarily due to crop program business, which contributed $9.2 million to the increase.

•	The decrease in medical professional liability gross premiums written for the three months ended March 31, 2009 was principally the result of continued competitive market conditions.

•	The increase in commercial automobile for the three months ended March 31, 2009 resulted from increased premiums related to a program covering the transportation industry.

•	The decrease in our personal automobile for the three months ended March 31, 2009 was due to competitive market conditions.

Ceded Premiums Written.  Ceded premiums written for the three months ended March 31, 2009 increased by $16.2 million, or 27.1%, to $75.9 million (13.7% of gross premiums written) from $59.7 million (10.3% of gross premiums written) for the three months ended March 31, 2008. The increase in ceded premiums written was primarily related to an increase in the cost of reinsurance purchased for certain Newline business, as well as increased coverage purchased, and an increase in reinsurance purchased relating to the U.S. Insurance division.

Net Premiums Written.  Net premiums written for the three months ended March 31, 2009 decreased by $38.8 million, or 7.5%, to $479.0 million, from $517.8 million for the three months ended March 31, 2008, as reflected in the following table (in millions):

	Three Months Ended March 31,		Change
Division	2009	2008	$	%

Americas	$190.7	$185.3	$5.4	2.9%
EuroAsia	153.6	150.8	2.8	1.9
London Market	52.5	84.1	(31.6)	(37.6)
U.S. Insurance	82.2	97.6	(15.4)	(15.8)

Total net premiums written	$479.0	$517.8	$(38.8)	(7.5)%

Americas.  Net premiums written in the Americas division for the three months ended March 31, 2009 were $190.7 million, compared to $185.3 million for the 2008 period, an increase of 2.9%. These amounts represented 39.8% of our net premiums written for the three months ended March 31, 2009 and 35.8% for the three months ended March 31, 2008. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 97.6% for the three months ended March 31, 2009, compared to 97.7% for the three months ended March 31, 2008. The increase in net premiums written in the Americas division is consistent with the 3.0% increase in gross premiums written related to property and general casualty business.

EuroAsia.  Net premiums written in the EuroAsia division for the three months ended March 31, 2009 were $153.6 million, compared to $150.8 million for 2008, an increase of 1.9%. These amounts represented 32.1% of our net premiums written for the three months ended March 31, 2009 and 29.1% for the three months ended March 31, 2008. The net retention ratio for the three months ended March 31, 2009 was 95.8%, compared to 95.5% for the three months ended March 31, 2008. The increase in net premiums written was driven primarily by the increase in gross premiums written of $2.4 million.

London Market.  Net premiums written in the London Market division for the three months ended March 31, 2009 were $52.5 million, compared to $84.1 million for 2008, a decrease of 37.6%. These amounts represented 11.0% of our net premiums written for the three months ended March 31, 2009 and 16.3% for the three months ended March 31, 2008. The net retention ratio was 72.0% for the three months ended March 31, 2009, compared to 83.2% for the three months ended March 31, 2008. The decrease in net premiums written consisted of a decrease in gross premiums written of $28.2 million, and an increase in ceded premiums written of $3.4 million.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the three months ended March 31, 2009 were $82.2 million, compared to $97.6 million for the three months ended March 31, 2008, a decrease of 15.8%. These amounts represented 17.1% of our net premiums written for the three months ended March 31, 2009 and 18.8% for the three months ended March 31, 2008. The net retention ratio was 65.0% for the three months ended March 31, 2009, compared to 75.7% for the three months ended March 31, 2008. The decrease in net premiums written consisted of a decrease in gross premiums written of $2.6 million, and an increase in ceded premiums written of $12.8 million.

Net Premiums Earned.  Net premiums earned for the three months ended March 31, 2009 decreased by $41.4 million, or 8.1%, to $470.0 million, from $511.4 million for the three months ended March 31, 2008. Net premiums earned decreased by $1.2 million, or 0.6%, in the Americas division, $5.1 million, or 3.6%, in the EuroAsia division, $22.2 million, or 29.0%, in the London Market division and $12.9 million, or 13.6%, in the U.S. Insurance division.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $34.7 million, or 9.8%, to $317.6 million for the three months ended March 31, 2009, from $352.3 million for the three months ended March 31, 2008, as follows (in millions):

	Three Months
	Ended March 31,		Change
	2009	2008	$	%

Gross losses and LAE incurred	$352.9	$390.4	$(37.5)	(9.6)%
Less: ceded losses and LAE incurred	35.3	38.1	(2.8)	(7.3)

Net losses and LAE incurred	$317.6	$352.3	$(34.7)	(9.8)%

The decrease in net losses and LAE incurred was principally related to a decrease in loss exposure associated with a decrease in net premiums earned of $41.4 million, to $470.0 million for the three months ended March 31, 2009, from $511.4 million for the three months ended March 31, 2008. Losses and LAE for the three months ended March 31, 2009 included a decrease in prior period losses of $11.8 million, attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in all divisions. Losses and LAE for the three months ended March 31, 2008 included a decrease in prior period losses of $2.3 million, attributable to decreased loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions. This decrease was partially offset by increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas and EuroAsia divisions.

Ceded losses and LAE incurred for the three months ended March 31, 2009 decreased by $2.8 million, or 7.3%, to $35.3 million, from $38.1 million for the three months ended March 31, 2008.

The loss and LAE ratio for the three months ended March 31, 2009 and 2008 and the percentage point change for each of our divisions and in total are as follows:

			Percentage
	Three Months Ended March 31,		Point
Division	2009	2008	Change

Americas	60.1%	66.9%	(6.8)
EuroAsia	80.1	77.5	2.6
London Market	63.7	62.8	0.9
U.S. Insurance	66.8	64.9	1.9

Total loss and LAE ratio	67.6%	68.9%	(1.3)

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended March 31, 2009 and 2008 (in millions):

Three Months Ended March 31, 2009

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$117.3	60.1%	$110.7	80.1%	$34.7	63.7%	$54.9	66.8%	$317.6	67.6%

Catastrophe Losses:
2009 Events:
Windstorm Klaus	—	—	43.9	31.8	—	—	—	—	43.9	9.3
Other 2009 events	3.1	1.5	0.3	0.2	0.4	0.7	—	—	3.8	0.8

Total 2009 events	3.1	1.5	44.2	32.0	0.4	0.7	—	—	47.7	10.1
Prior period events	0.7	0.4	2.0	1.4	5.6	10.3	0.6	0.7	8.9	1.9

Total catastrophe losses	3.8	1.9	46.2	33.4	6.0	11.0	0.6	0.7	56.6	12.0

Prior period loss development including prior period catastrophe losses	$(1.3)	(0.7)%	$(4.8)	(3.5)%	$(2.1)	(3.9)%	$(3.6)	(4.4)%	$(11.8)	(2.5)%

Three Months Ended March 31, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$131.4	66.9%	$111.0	77.5%	$48.2	62.8%	$61.7	64.9%	$352.3	68.9%

Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	12.5	8.7	—	—	—	—	12.5	2.4
China winter storm	—	—	10.0	7.0	—	—	—	—	10.0	2.0
Australia floods	9.5	4.9	2.3	1.6	—	—	—	—	11.8	2.3
Other 2008 events	2.0	1.0	0.6	0.4	0.9	1.2	—	—	3.5	0.7

Total 2008 events	11.5	5.9	25.4	17.7	0.9	1.2	—	—	37.8	7.4
Prior period events	(1.3)	(0.7)	0.1	0.1	1.9	2.5	—	—	0.7	0.1

Total catastrophe losses	10.2	5.2	25.5	17.8	2.8	3.7	—	—	38.5	7.5

Prior period loss development including prior period catastrophe losses	$4.4	2.2%	$4.7	3.3%	$(8.4)	(11.0)%	$(3.0)	(3.2)%	$(2.3)	(0.4)%

Americas Division — Losses and LAE decreased $14.1 million, or 10.7%, to $117.3 million for the three months ended March 31, 2009, from $131.4 million for the three months ended March 31, 2008. This resulted in a loss and LAE ratio of 60.1% for the three months ended March 31, 2009, compared to 66.9% for the three months ended March 31, 2008. This decrease in losses and LAE was principally due to: (i) a decrease in current year catastrophe events of $8.4 million, to $3.1 million for the three months ended March 31, 2009, from $11.5 million for the three months ended March 31, 2008, and (ii) a decrease in prior period losses of $5.7 million, to a decrease of $1.3 million for the three months ended March 31, 2009, from an increase of $4.4 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, losses and LAE included a decrease in prior period losses of $1.3 million, principally due to loss emergence lower than expectations in the period on miscellaneous property lines of business. Losses and LAE for the three months ended March 31, 2008 included $9.5 million for the Australia floods and an increase in prior period losses of $4.4 million, principally attributable to increased asbestos loss estimates due to loss emergence greater than expectations in the period.

EuroAsia Division — Losses and LAE decreased $0.3 million, or 0.3%, to $110.7 million for the three months ended March 31, 2009, from $111.0 million for the three months ended March 31, 2008. This resulted in a loss and LAE ratio of 80.1% for the three months ended March 31, 2009, compared to 77.5% for the three months ended March 31, 2008. Losses and LAE for the three months ended March 31, 2009 included $43.9 million for Windstorm Klaus and a decrease in prior period losses of $4.8 million, principally due to loss emergence lower than expectations in the period on miscellaneous property lines of business. Losses and LAE for the three months ended March 31, 2008 included $12.5 million for Windstorm Emma and $10.0 million for the China winter storm and an increase in prior period losses of $4.7 million, principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business.

London Market Division — Losses and LAE decreased $13.5 million, or 28.0%, to $34.7 million for the three months ended March 31, 2009, from $48.2 million for the three months ended March 31, 2008. This resulted in a loss and LAE ratio of 63.7% for the three months ended March 31, 2009, compared to 62.8% for the three months ended March 31, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decrease in net premiums earned of $22.2 million, to $54.4 million for the three months ended March 31, 2009, from $76.6 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, losses and LAE included a decrease in prior period losses of $2.1 million, principally due to loss emergence lower than expectations in the period on liability business. For the three months ended March 31, 2008, losses and LAE included a decrease in prior period losses of $8.4 million, principally due to favorable loss emergence on marine, satellite and professional liability business in the period.

U.S. Insurance Division — Losses and LAE decreased $6.8 million, or 11.0%, to $54.9 million for the three months ended March 31, 2009, from $61.7 million for the three months ended March 31, 2008. This resulted in a loss and LAE ratio of 66.8% for the three months ended March 31, 2009, compared to 64.9% for the three months ended March 31, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decrease in net premiums earned of $12.9 million, to $82.2 million for the three months ended March 31, 2009, from $95.1 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, losses and LAE included a decrease in prior period losses of $3.6 million, principally due to loss emergence lower than expectations in the period on miscellaneous liability lines of business. For the three months ended March 31, 2008, losses and LAE included a decrease in prior period losses of $3.0 million, principally due to favorable loss emergence on property and professional liability business in the period, partially offset by loss emergence greater than expectations in the period on auto business.

Acquisition Costs.  Acquisition costs for the three months ended March 31, 2009 were $93.0 million, a decrease of $15.1 million, or 14.0%, compared to $108.1 million for the three months ended March 31, 2008. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 19.8% for the three months ended March 31, 2009, compared to 21.1% for the three months ended March 31, 2008, a decrease of 1.3 points. The Americas, EuroAsia, London Market and U.S. Insurance divisions’ acquisition ratios decreased by 1.7 points, 0.3 points, 0.3 points and 4.1 points, respectively, for the three months ended March 31, 2009, compared to the corresponding period in 2008.

Other Underwriting Expenses.  Other underwriting expenses for the three months ended March 31, 2009 were $43.1 million, compared to $42.8 million for the three months ended March 31, 2008. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 9.1% for the three months ended March 31, 2009, compared to 8.4% for the corresponding period in 2008. The increase in other underwriting expense ratio was primarily attributable to a decrease in net premiums earned of $41.4 million with no corresponding change in underwriting expenses.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended March 31, 2009 and 2008 for each of our divisions:

	Three Months Ended		Percentage
	March 31,		Point
Division	2009	2008	Change

Americas	31.0%	33.0%	(2.0)
EuroAsia	25.1	25.8	(0.7)
London Market	28.3	27.0	1.3
U.S. Insurance	31.0	29.9	1.1

Total acquisition costs and other underwriting expense ratio	28.9%	29.5%	(0.6)

Our combined ratio was 96.5% for the three months ended March 31, 2009, compared to 98.4% for the three months ended March 31, 2008. The following table reflects the combined ratio for the three months ended March 31, 2009 and 2008 for each of our divisions:

	Three Months Ended		Percentage
	March 31,		Point
Division	2009	2008	Change

Americas	91.1%	99.9%	(8.8)
EuroAsia	105.2	103.3	1.9
London Market	92.0	89.8	2.2
U.S. Insurance	97.8	94.8	3.0

Total combined ratio	96.5%	98.4%	(1.9)

Investment Results

Net Investment Income.  Net investment income for the three months ended March 31, 2009 decreased by $5.6 million, or 7.7%, to $67.5 million, from $73.1 million for the three months ended March 31, 2008. Net investment income was comprised of gross investment income of $72.7 million less investment expenses of $5.2 million for the three months ended March 31, 2009, compared to gross investment income of $83.8 million less investment expenses of $10.7 million for the three months ended March 31, 2008. The decrease in net investment income for the three months ended March 31, 2009 was primarily attributable to the following:

•	a decrease of $271.0 million, or 3.4%, in average invested assets for the three months ended March 31, 2009, compared to the corresponding period in 2008;

•	a decrease in income from other invested assets of $14.7 million for the three months ended March 31, 2009, compared to the corresponding period in 2008, which is primarily comprised of income from hedge funds and private equity funds accounted for under the equity method; and

•	a decrease in investment income from short-term investments and cash of $13.2 million, or 72.9%, for the three months ended March 31, 2009, compared to the corresponding period in 2008, which is representative of a shift from shorter term to longer term investments and a decrease in short-term interest rates over the same period; partially offset by:

•	an increase in investment income from fixed income securities of $8.5 million, or 17.7%, for the three months ended March 31, 2009, compared to the corresponding period in 2008, due to a shift in portfolio composition to higher yielding municipal bonds; and

•	an increase of $8.3 million in net investment income from equity investments for the three months ended March 31, 2009, compared to the corresponding period in 2008. Dividends on common stocks increased by $9.1 million, offset by a decrease in net income of common stocks, at equity, of $0.8 million.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances, was 3.6% and 3.8% for the three months ended March 31, 2009 and 2008, respectively.

Net Realized Investment Losses/Gains.  Net realized investment losses were $99.4 million for the three months ended March 31, 2009, compared to net realized investment gains of $323.0 million for the three months ended March 31, 2008. The net realized investment losses were principally due to the following:

•	a decrease in net realized investment gains on derivative securities of $231.6 million, primarily attributable to a decrease in net realized gain on credit default swaps and the close out of total return swaps during the fourth quarter of 2008;

•	a decrease in net realized investment gains on fixed income securities of $92.3 million;

•	a decrease in foreign exchange realized investment gains on cash and short-term investments of $28.3 million resulting from the strengthening of the U.S. dollar versus foreign currencies;

•	a decrease in net mark-to-market realized investment gains of $17.6 million on short positions;

•	lower net realized investment gains on equity securities of $44.6 million, which include other-than-temporary write-downs of equity securities of $78.3 million during the three months ended March 31, 2009; and

•	lower net realized investment gains on other securities of $8.0 million.

During the three months ended March 31, 2009, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $81.4 million relating to equity securities of $78.3 million and fixed income securities of $3.1 million. During the three months ended March 31, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $40.9 million relating to fixed income securities of $5.0 million, equity securities of $35.4 million and preferred stock of $0.5 million. Other-than-temporary impairments reflect situations where the fair value was below the cost of the security and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expenses, net, for the three months ended March 31, 2009 and 2008 were $4.2 million and $11.1 million, respectively. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, donations to charities and compensation expense. The decrease of $6.9 million for the three months ended March 31, 2009 compared to 2008 was primarily due to foreign exchange related adjustments.

Interest Expense.  We incurred interest expense related to our debt obligations of $8.1 million and $9.0 million for the three months ended March 31, 2009 and 2008, respectively. The lower amount of interest expense in 2008 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Benefit/Provision.  Our federal and foreign income tax provisions for the three months ended March 31, 2009 and 2008 were a $22.1 million tax benefit and a $133.3 million tax expense, respectively, resulting in effective tax rates of 79.2% and 34.7%, respectively, as calculated in accordance with the guidance provided in FASB Interpretation 18, “Accounting for Income Taxes in Interim Periods, an Interpretation of APB Opinion No. 28.” The effective tax rate of 79.2% for the three months ended March 31, 2009 is not necessarily indicative of the effective tax rate for the 2009 interim or annual periods.

Preferred Dividends and Repurchases.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $1.3 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the repurchase of the Series B preferred shares, we recorded a gain of $8.0 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

Our shareholders’ equity decreased by $114.0 million, or 4.0%, to $2,713.7 million as of March 31, 2009, from $2,827.7 million as of December 31, 2008. The net decrease as of March 31, 2009 compared to December 31, 2008 was primarily attributable to a net loss of $5.8 million, a decrease in net realized appreciation on securities of $85.5 million and foreign currency translation adjustments of $1.3 million (both components of accumulated other comprehensive income), along with the repurchase of our Series B preferred shares of $17.2 million, and dividends to our preferred and common shares of $5.9 million. Offsetting these decreases was a gain on the repurchase of Series B preferred shares of $8.0 million. Our book value per common share was $43.80 as of March 31, 2009, representing a decrease of $1.57, or 3.5%, from our book value per common share of $45.37 as of December 31, 2008.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, which is used in our book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their return on equity calculation.

	As of	As of
	March 31,	December 31,
	2009	2008
	(In millions, except share
	and per share amounts)

Total shareholders’ equity	$2,713.7	$2,827.7
Less: shareholders’ equity related to preferred stock	77.2	94.4

Total common shareholders’ equity	$2,636.5	$2,733.3

Common shares outstanding	60,194,029	60,242,949

Book value per common share	$43.80	$45.37

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. Holding company cash, cash equivalents and short-term investments equaled $65.8 million as of March 31, 2009, compared to $23.9 million as of December 31, 2008. The holding company has received dividends from Odyssey America of $50.0 million to date during 2009, which is the primary driver of the increase in holding company cash, cash equivalents and short-term investments, and $410.0 million for the year ended December 31, 2008. During 2009, Odyssey America can pay dividends to the holding company of $544.8 million without prior regulatory approval.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which primarily result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate or increase due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.3 billion during 2009. The timing and certainty of associated reinsurance collections which may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of March 31, 2009, our operating subsidiaries maintained cash and cash equivalents of $459.6 million and short-term investments of $834.9 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration or increase in claim payments, or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 92.3% of our total reinsurance recoverables as of March 31, 2009, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of March 31, 2009, net of the reserve for uncollectible reinsurance, was $57.6 million. The top ten reinsurers measured on total reinsurance recoverables represented $26.2 million, or 45.4% of the total paid loss recoverable, of which $5.5 million is collateralized and the remaining $20.7 million is with highly rated companies. The remaining $31.4 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $4.1 million net of the reserve on uncollectible reinsurance.

Approximately $35.2 million of our total reinsurance paid recoverable is current billings, and $22.4 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity. Tax payments during the three months ended March 31, 2009 increased by $176.7 million compared to the three months ended March 31, 2008, primarily related to the recognition of realized investment gains, during the fourth quarter of 2008, on closed credit default and total return swaps.

Cash used by operations was $76.3 million for the three months ended March 31, 2009, compared to cash provided by operations of $107.3 million for the three months ended March 31, 2008. This reflects a decrease in cash provided by operations of $183.6 million, or 171.1%, over the corresponding period of 2008.

Total investments and cash amounted to $7.5 billion as of March 31, 2009, a decrease of $433.9 million compared to December 31, 2008. Our average invested assets were $7.7 billion for the three months ended March 31, 2009, compared to $7.9 billion for the three months ended March 31, 2008. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 18.3% and 25.1% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of March 31, 2009 and December 31, 2008, respectively. Total fixed income securities were $4.3 billion as of March 31, 2009, compared to $3.9 billion as of December 31, 2008. As of March 31, 2009, 72.2% of our fixed income portfolio was rated “AAA”, with 10.4% of securities rated below investment grade. The duration of our investment portfolio, including short-term investments, cash and cash equivalents, was 7.8 years.

Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of March 31, 2009 and December 31, 2008, we had receivables for securities sold of $3.1 million and $6.3 million, respectively, which are included in other assets, and payables for securities purchased of $43.7 million and $126.6 million, respectively, which are included in other liabilities.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C (the “Series C Notes”), and due on December 15, 2021. Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the three months ended March 31, 2009 and 2008, the average annual interest rate on the Series C Notes was 4.37% and 7.10%, respectively.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches, $50.0 million of series A due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the three months ended March 31, 2009 and 2008, the average annual interest rate on each series of notes was 4.07% and 6.80%, respectively.

In December 2008, we entered into interest rate swaps, with an aggregate notional value of $140.0 million, to protect against adverse movements in interest rates. Under these swap contracts, we receive a floating interest rate of three-month LIBOR and pay a fixed interest rate of 2.49% on the $140.0 million notional value of the contracts, for a five-year period ending in December 2013.

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

On July 13, 2007, we entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. Wachovia’s parent corporation was acquired by Wells Fargo & Company effective December 31, 2008. The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by us, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits us to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support our insurance and reinsurance business.

During March 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective automatically upon filing. The registration statement provides for the offer and sale by us, from time to time, of debt and equity securities.

As of March 31, 2009, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at our option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if our debt rating changes.

Our Board of Directors authorized a share repurchase program whereby we are authorized to repurchase shares of our common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. During the three months ended March 31, 2009, we did not repurchase any shares of our common stock related to the share repurchase program. For the three months ended March 31, 2008, we repurchased and retired 2,114,500 shares of our common stock at a cost of $77.5 million. From the inception of the program through March 31, 2009, we have repurchased and retired 12,117,745 shares of our common stock at a total cost of $445.8 million.

During the three months ended March 31, 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the purchase of the Series B preferred shares, we recorded a gain of $8.0 million for the three months ended March 31, 2009.

We participate in Lloyd’s through our 100% ownership of Newline, through which we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged municipal bonds and cash with a fair value of $220.8 million as of March 31, 2009 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligations to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

On February 19, 2009, our Board of Directors declared a quarterly cash dividend of $0.075 per common share. The dividend was paid on March 31, 2009 to all common shareholders of record as of March 17, 2009, resulting in an aggregate dividend payment of $4.5 million.

On February 19, 2009, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative Series A preferred shares and $0.2745313 (equal to 4.393% per annum) per share on our floating rate Series B preferred shares. Total dividends of $1.3 million were paid on April 20, 2009 to Series A and Series B preferred shareholders of record on March 31, 2009.

For determining the fair value of our Level 1 investments, (approximately 35.0% of total investments and cash as of March 31, 2009), we utilize quoted market prices. The majority of our Level 1 investments are common stocks that are actively traded in a public market, short-term investments and cash equivalents, where the cost basis approximates fair value.

Our Level 2 investments (approximately 59.1% of total investments and cash as of March 31, 2009), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, we utilize broker-dealer quotes, which include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures, which are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation. During the three months ended March 31, 2009, we transferred $47.8 million of Level 3 investments to Level 2 after determining that broker-dealer quotes would be used to determine the fair value of the instruments.

As of March 31, 2009, we held $30.1 million of investments that are classified as Level 3, (approximately 0.4% of total investments and cash as of March 31, 2009). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. We have determined that our investments in Level 3 securities are not material to our operations.

Despite current economic conditions and the liquidity concerns in the credit markets, we have determined, after carefully considering the impact of such conditions and concerns on our portfolio, that we should not re-classify any of our investments from Level 1 or Level 2 to Level 3.

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

These ratings are used by insurers, reinsurers and intermediaries as an important means of assessing the financial strength and quality of reinsurers. A reduction in our financial strength ratings could limit or prevent us from writing new reinsurance or insurance business. The financial strength ratings of our principal operating subsidiaries are as follows:

Standard &
	A.M. Best	Poor’s	Moody’s

Odyssey America	“A” (Excellent)	“A–” (Strong)	“A3” (Good)
Hudson	“A” (Excellent)	Not Rated	Not Rated
Hudson Specialty	“A” (Excellent)	“A–” (Strong)	Not Rated

Our senior unsecured debt is currently rated “BBB-” by Standard & Poor’s, “Baa3” by Moody’s and “bbb” by A.M. Best. Our Series A and Series B preferred shares are currently rated “BB” by Standard & Poor’s, “Ba2” by Moody’s and “bb+” by A.M. Best.

Accounting Pronouncements

Recently Adopted

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” to replace SFAS 141, “Business Combinations.” While several items from SFAS 141 were retained, including the acquisition method of accounting and the recognition of intangible assets separately from goodwill, SFAS 141(R) broadens its scope and establishes a definition of the acquirer and the acquisition date. On January 1, 2009, we adopted SFAS 141(R) on a prospective basis. The adoption of SFAS 141(R) did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to provide guidance on pre-acquisition contingencies with an immediate effective date. Under this FSP, acquirers must recognize a contingency if the fair value on the date of acquisition of such asset or liability can be determined during the measurement period. We adopted FSP FAS 141(R)-1 effective January 1, 2009. The adoption did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies the definition of a non-controlling interest and the proper accounting for that entity. On January 1, 2009, we adopted SFAS 160 on a prospective basis. The adoption of SFAS 160 did not have an impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations,” to clarify the equity accounting method and questions regarding the changes from current practices due to the adoption of SFAS 141(R) and SFAS 160. On January 1, 2009, we adopted EITF 08-6 on a prospective basis. The adoption of EITF 08-6 did not have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. On January 1, 2009, we adopted the disclosure provisions of SFAS 161 and included those disclosure in this Form 10-Q.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Accounting Principles Bulletin 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This statement does not change the accounting for convertible debt that does not offer a cash settlement feature, nor does it apply if the conversion feature is accounted for as an embedded derivative or for convertible preferred stock. On January 1, 2009, we adopted FSP APB 14-1 and applied it on a retrospective basis to our convertible senior debentures issued in June 2002 (see Note 13 of our 2008 Annual Report on Form 10-K). As of May 1, 2007, all of the convertible senior debentures had been either repurchased by us or converted into shares of our common stock. The adoption of FSP APB 14-1 resulted in an increase to additional paid in capital and a decrease to retained earnings of $11.5 million.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. On January 1, 2009, we adopted FSP EITF 03-6-1 on a retrospective basis for comparative purposes. The adoption of FSP EITF 03-6-1 did not have a material impact on our earnings per share (see Note 2) to the consolidated financial statements.

Recently Issued

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” to require enhanced disclosures regarding the major categories of plan assets, concentrations of risk, inputs and valuation techniques used to measure the fair value of plan assets and the effect of using unobservable inputs (Level 3 classification under SFAS 157). The disclosure requirements of FSP FAS 132(R)-1 are effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact of FSP FAS 132(R)-1, if any, on our disclosure requirements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance in estimating the fair value of assets and liabilities when the volume of activity has significantly decreased. The new standard requires additional disclosures to discuss interim and annual significant assumptions and valuation techniques used to determine the fair value of the assets and liabilities. FSP FAS 157-4 does not change the principles of fair value measurement in accordance with previously issued accounting standards, but instead enhances it to provide further guidance on inactive markets. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009. Entities that elect to early adopt FSP FAS 157-4 must also adopt FSP FAS 115-2 and FAS 124-2 in the same period. We are currently evaluating the impact, if any, on our valuation models and disclosures.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to provide additional guidance for the measurement of other-than-temporary impairments on debt securities classified as available-for-sale and held-to-maturity. Additionally, this standard provides additional presentation and disclosure guidance for debt and equity securities. FSP FAS 115-2 and 124-2 is effective for interim reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009. Entities that elect to early adopt FSP FAS 115-2 and 124-2 must also adopt FSP 157-4 in the same period. We are currently evaluating the impact, if any, on our measurement and disclosure requirements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require additional interim period disclosures regarding the fair value of financial instruments that are within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments.” Entities are required to disclose how the amounts in the disclosure relate to amounts in the balance sheet, the method used to determine the fair value and significant assumptions used in the valuation. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009. Entities that elect to early adopt FSP FAS 107-1 and APB 28-1 must also adopt FSP 157-4 and FSP FAS 115-2 and FAS 124-2 in the same period. We are currently evaluating the impact, if any, on our disclosure requirements.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements, including certain arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in Note 10 to our consolidated financial statements included in this Form 10-Q.

Forward Looking Statements

We have included in this Quarterly Report on Form 10-Q filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:

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

The words “believe,” “anticipate,” “estimate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions or their negative or variations identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009. The information appearing under “Risk Factors” in such Annual Report on Form 10-K is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of March 31, 2009, our total investments and cash of $7.5 billion include $4.3 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

The table below displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of March 31, 2009 and December 31, 2008, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of March 31, 2009			As of December 31, 2008
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
			(In millions)

200 basis point rise	$3,540.3	$(718.5)	(16.9)%	$3,276.0	$(656.5)	(16.7)%
100 basis point rise	3,874.0	(384.8)	(9.0)	3,576.5	(356.0)	(9.1)
Base scenario	4,258.8	—	—	3,932.5	—	—
100 basis point decline	4,607.3	348.5	8.2	4,307.9	375.4	9.5
200 basis point decline	4,951.9	693.1	16.3	4,637.2	704.7	17.9

The preceding table indicates an asymmetric fair value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represent 3% of the fair value of the total fixed income portfolio as of both March 31, 2009 and December 31, 2008. The asymmetric fair value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting fair value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher fair values in that environment).

As of March 31, 2009, we had net unrealized losses of $15.9 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $343.2 million, offset by gross unrealized depreciation of $359.1 million, which includes gross unrealized appreciation of $316.6 million and gross unrealized depreciation of $358.1 million related to fixed income securities and common stocks carried at fair value.

As of March 31, 2009, we were party to floating to fixed interest rate swap contracts with a notional amount of $140.0 million. As of March 31, 2009, the fair value of these contracts is reported in other liabilities at $30.7 thousand. Interest rate swaps had net realized losses of $0.2 million as of March 31, 2009.

During 2008, we entered into Eurodollar futures contracts to manage our interest rate risk with respect to certain investments. During the first quarter of 2009, the Company closed the futures contracts. A futures contract is a variation of a forward contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. We had entered into the long side, which agrees to buy the underlying currency at the future date at the agreed-upon price. Futures contracts had net realized losses of $0.3 million for the period ended March 31, 2009.

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

As of March 31, 2009 and December 31, 2008, 89.6% and 91.6%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 10.4% and 8.4%, respectively, rated below investment grade.

In recent years, we have purchased credit default swaps, referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry in the U.S. and worldwide, that provide a hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, we agree to pay at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for the credit default protection on a specified asset. Credit default swaps are recorded at fair value in other invested assets, with the related changes in fair value recognized as a realized gain or loss in the period in which they occur. We obtain market derived fair values for our credit default swaps from third party providers, principally broker dealers. We assess the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps where available. The total cost of the credit default swaps was $21.8 million and $30.8 million as of March 31, 2009 and December 31, 2008, respectively, and the fair value was $48.5 million and $82.8 million, as of

March 31, 2009 and December 31, 2008, respectively. The notional amount of the credit default swaps was $1.3 billion and $1.8 billion as of March 31, 2009 and December 31, 2008, respectively. The credit default swaps had net realized gains of $3.1 million and $167.4 million for the three months ended March 31, 2009 and 2008, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at March 31, 2009 was $28.3 million, of which we do not have the right to sell or repledge $15.9 million. We have not exercised our right to sell or repledge the remaining $12.4 million of this collateral.

As of March 31, 2009, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.

Equity Price Risk

In recent years, we have made investments in equity index and common stock total return swaps as an “economic hedge” against a broad market downturn. During the fourth quarter of 2008, we removed this hedge on our equity portfolio by closing the swap contracts for significant gains. Changes in the fair value of total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur.

In connection with the swap transactions, we owned a series of index call options on Standard and Poor’s depository receipts (“SPDRs”) and the iShares Canadian S&P/TSX60 (XIU), the majority of which expired in 2008 and the last of which was closed out as of January 14, 2009. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options were recorded at fair value in other invested assets, and changes in the fair value are recorded as realized gains or losses in the consolidated statements of operations. For the three months ended March 31, 2008, the call options had net realized losses of $0.2 million.

In addition, we had sold short primarily equity securities, all of which were closed out during the second quarter of 2008. Net realized gains of $17.6 million for the three months ended March 31, 2008, were recognized in our consolidated statements of operations related to the short positions.

In connection with the short sales described above, we purchased a SPDR call option as protection against a decline in the value of short positions, which were closed out during the third quarter of 2008. The call option was recorded at fair value in other invested assets in the consolidated balance sheet, and changes in the fair value were recorded as a realized gain or loss in the consolidated statements of operations in the period in which they occur. For the three months ended March 31, 2008, the call option had net realized losses of $0.1 million.

As of March 31, 2009 and December 31, 2008, 21.8% and 21.5%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 20.1% and 19.9% as of March 31, 2009 and December 31, 2008, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in fair value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $149.8 million and $157.0 million as of March 31, 2009 and December 31, 2008, respectively, in the fair value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of both March 31, 2009 and December 31, 2008, our total exposure to foreign-

denominated securities in U.S. dollar terms was approximately $1.9 billion, or 25.4% and 23.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the Euro, which represented 10.3% and 9.7% of our total investments and cash as of March 31, 2009 and December 31, 2008, respectively, the British pound, which represented 5.8% and 6.0% of our total investments and cash as of March 31, 2009 and December 31, 2008, respectively, and the Canadian dollar, which represented 4.6% and 3.5%, of our total investments and cash as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $189.2 million decline in the fair value of our total investments and cash, before taxes.

Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being the Euro, the British pound, and Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of both March 31, 2009 and December 31, 2008, we were party to forward currency contracts with notional amounts of $533.9 million. As of March 31, 2009 and December 31, 2008, the fair value of these contracts is reported in other invested assets at $40.2 million and $28.2 million, respectively. Forward currency contracts had net realized gains of $12.0 million and $4.6 million for the three months ended March 31, 2009 and 2008, respectively.

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

The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2009 and December 31, 2008 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
March 31, 2009	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$10.3	$(0.6)	1	$—	$—	—	$10.3	$(0.6)	1
States, municipalities and political subdivisions	203.8	(6.8)	19	8.3	(0.3)	2	212.1	(7.1)	21
Foreign governments	—	—	—	7.8	(0.2)	1	7.8	(0.2)	1
Corporate	36.1	(0.9)	4	—	—	—	36.1	(0.9)	4

Total investment grade	250.2	(8.3)	24	16.1	(0.5)	3	266.3	(8.8)	27

Fixed income securities non-investment grade, corporate	43.6	(3.6)	5	—	—	—	43.6	(3.6)	5

Total fixed income securities	293.8	(11.9)	29	16.1	(0.5)	3	309.9	(12.4)	32
Redeemable preferred stocks, at fair value	0.1	(0.2)	1	—	—	—	0.1	(0.2)	1
Common stocks, at fair value	1,133.4	(345.7)	31	—	—	—	1,133.4	(345.7)	31

Total temporarily impaired securities	$1,427.3	$(357.8)	61	$16.1	$(0.5)	3	$1,443.4	$(358.3)	64

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2008	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
States, municipalities and political subdivisions	$579.0	$(23.4)	34	$7.9	$(0.7)	2	$586.9	$(24.1)	36
Foreign governments	—	—	—	8.4	—	1	8.4	—	1
Corporate	90.5	(13.8)	4	—	—	—	90.5	(13.8)	4

Total investment grade	669.5	(37.2)	38	16.3	(0.7)	3	685.8	(37.9)	41

Fixed income securities non-investment grade, corporate	—	—	—	—	(0.1)	1	—	(0.1)	1

Total fixed income securities	669.5	(37.2)	38	16.3	(0.8)	4	685.8	(38.0)	42
Redeemable preferred stocks, at fair value	0.1	(0.4)	2	—	—	—	0.1	(0.4)	2
Common stocks, at fair value	596.3	(129.0)	15	—	—	—	596.3	(129.0)	15

Total temporarily impaired securities	$1,265.9	$(166.6)	55	$16.3	$(0.8)	4	$1,282.2	$(167.4)	59

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

On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any nontraditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. The United States Attorney’s Office for the Southern District of New York is reviewing documents provided to the SEC in response to the subpoena, and has participated in the investigation into these matters. In addition, we provided information and made a presentation to the SEC and the U.S. Attorney’s office relating to the restatement of our financial results announced by us on February 9, 2006 and responded to questions with respect to transactions that were part of the restatement. Fairfax, and Fairfax’s chairman and chief executive officer, V. Prem Watsa, who is also the chairman of OdysseyRe, received subpoenas from the SEC in connection with the answer to a question on Fairfax’s February 10, 2006 investor conference call concerning the review of Fairfax’s finite contracts. Our independent registered public accountants and our chief financial officer prior to March 2005 each received a subpoena relating to the above matters. This inquiry is ongoing, and we will continue to cooperate fully in addressing our obligations under this subpoena. At the present time, we cannot predict the outcome of these matters, or the ultimate effect on our consolidated financial statements, which effect could be material and adverse. No assurance can be made that we will not be subject to further requests or other regulatory proceedings of a similar kind.

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

In July 2006, Fairfax, our majority shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares, and the complaint was subsequently amended to add additional allegations and two defendants. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third party complaint against, among others, OdysseyRe and certain of our directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim and third-party complaint that again named OdysseyRe and certain directors as defendants. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against these claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

We and our subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations; in our opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to our financial condition or results of operations.

PART II — Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in our 2008 Annual Report on Form 10-K filed with the SEC on February 27, 2009.

PART II — Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program whereby we are authorized to repurchase shares of our common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. During the three months ended March 31, 2009, we did not repurchase any shares of our common stock related to the share repurchase program. For the three months ended March 31, 2008, we repurchased and retired 2,114,500 shares of our common stock at a cost of $77.5 million. From the inception of the program through March 31, 2009, we have repurchased and retired 12,117,745 shares of our common stock at a total cost of $445.8 million.

We also make open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. 200,000 shares were purchased during the three months ended March 31, 2009 to support such grants and exercises, and as of March 31, 2009, we held 72,241 common shares in treasury to support such grants and exercises. The following table sets forth purchases made by us of our common shares during the three months ended March 31, 2009.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program
	(In thousands)

January 1 — January 31, 2009	—	$—	—	$154,165
February 1 — February 28, 2009	150,000	47.15	—	154,165
March 1 — March 31, 2009	50,000	46.35	—	154,165

Total	200,000	$46.95	—

During the period ended March 31, 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the purchase of the Series B preferred shares, we recorded a gain of $8.0 million during the period ended March 31, 2009, which was recorded in retained earnings and included in net income available to common shareholders.

PART II — Item 3.	Defaults Upon Senior Securities

None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II — Item 5.	Other Information

None.

PART II — Item 6.	Exhibit Index

NUMBER		TITLE OF EXHIBIT

*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: May 6, 2009	By:	/s/ Andrew A. Barnard
Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: May 6, 2009	By:	/s/ R. Scott Donovan
Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer