Form 10-Q
period 2009-06-30
ODYSSEY RE HOLDINGS CORP
filed 2009-08-06
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-16535

Odyssey Re Holdings Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2301683
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Odyssey Re Holdings Corp. 300 First Stamford Place Stamford, Connecticut	06902 (Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 3, 2009

Common Stock, par value $0.01 per share	58,477,067

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.	Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,536,089 and $3,429,226, respectively)	$3,887,483	$3,594,278
Fixed income securities, held as trading securities, at fair value (amortized cost $670,287 and $474,465, respectively)	564,447	338,209
Redeemable preferred stock, at fair value (cost $108 and $510, respectively)	108	114
Equity securities:
Common stocks, at fair value (cost $1,773,151 and $1,628,611, respectively)	1,928,766	1,555,142
Common stocks, at equity	139,717	141,473
Short-term investments, at fair value (amortized cost $546,332 and $1,202,366, respectively)	546,325	1,202,360
Cash and cash equivalents	856,266	755,747
Cash and cash equivalents held as collateral	12,813	82,374
Other invested assets	154,133	222,841

Total investments and cash	8,090,058	7,892,538
Accrued investment income	82,548	66,575
Premiums receivable	486,894	496,418
Reinsurance recoverable on paid losses	61,993	82,999
Reinsurance recoverable on unpaid losses	739,213	690,171
Prepaid reinsurance premiums	93,515	94,797
Funds held by reinsureds	128,859	128,543
Deferred acquisition costs	135,190	139,069
Federal and foreign income taxes receivable	143,313	52,096
Other assets	188,446	83,303

Total assets	$10,150,029	$9,726,509

LIABILITIES
Unpaid losses and loss adjustment expenses	5,403,728	$5,250,484
Unearned premiums	692,503	701,955
Reinsurance balances payable	172,731	116,388
Funds held under reinsurance contracts	43,563	55,495
Debt obligations	489,340	489,278
Other liabilities	209,812	285,174

Total liabilities	7,011,677	6,898,774

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 and 2,000,000 Series A shares and 1,167,263 and 1,872,000 Series B shares issued and outstanding, respectively	32	39
Common shares, $0.01 par value; 500,000,000 shares authorized; 59,090,470 and 60,264,270 shares issued, respectively	591	603
Additional paid-in capital	542,077	614,203
Treasury shares, at cost (110,118 and 21,321 shares, respectively)	(4,065)	(795)
Accumulated other comprehensive income, net of deferred income taxes	354,752	82,421
Retained earnings	2,244,965	2,131,264

Total shareholders’ equity	3,138,352	2,827,735

Total liabilities and shareholders’ equity	$10,150,029	$9,726,509

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
(In thousands, except share and per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Gross premiums written	$1,066,308	$1,143,712	$511,388	$566,158
Ceded premiums written	127,522	122,410	51,581	62,676

Net premiums written	938,786	1,021,302	459,807	503,482
Decrease in unearned premiums	11,703	5,664	20,664	12,056

Net premiums earned	950,489	1,026,966	480,471	515,538
Net investment income	160,427	137,824	92,966	64,696
Net realized investment (losses) gains:
Net realized investment gains	82,542	409,828	100,531	45,932
Other-than-temporary impairment losses	(126,706)	(41,203)	(45,332)	(301)

Total net realized investment (losses) gains	(44,164)	368,625	55,199	45,631

Total revenues	1,066,752	1,533,415	628,636	625,865

EXPENSES
Losses and loss adjustment expenses	639,494	712,304	321,903	360,054
Acquisition costs	190,848	213,193	97,844	105,046
Other underwriting expenses	87,127	86,395	44,022	43,620
Other (income) expense, net	(11,251)	19,210	(15,453)	8,114
Interest expense	15,903	17,437	7,818	8,394

Total expenses	922,121	1,048,539	456,134	525,228

Income before income taxes	144,631	484,876	172,502	100,637

Federal and foreign income tax provision (benefit):
Current	64,824	179,943	30,202	69,256
Deferred	(37,533)	(12,952)	19,169	(35,559)

Total federal and foreign income tax provision	27,291	166,991	49,371	33,697

Net income	117,340	317,885	123,131	66,940
Preferred dividends	(2,670)	(3,687)	(1,334)	(1,774)
Gain on repurchase of Series B preferred shares	7,997	—	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$122,667	$314,198	$121,797	$65,166

BASIC
Weighted average common shares outstanding	59,150,960	66,435,956	58,929,288	64,832,570
Basic earnings per common share	$2.04	$4.67	$2.04	$0.99

DILUTED
Weighted average common shares outstanding	59,581,273	66,908,950	59,297,740	65,294,264
Diluted earnings per common share	$2.04	$4.66	$2.03	$0.99

DIVIDENDS
Dividends declared per common share	$0.150	$0.125	$0.075	$0.063

COMPREHENSIVE INCOME
Net income	$117,340	$317,885	$123,131	$66,940
Other comprehensive income (loss), net of tax	272,331	(55,879)	359,141	(51,832)

Comprehensive income	$389,671	$262,006	$482,272	$15,108

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
(In thousands, except share amounts)

	Six Months Ended
	June 30,
	2009	2008

PREFERRED SHARES (par value)
Balance, beginning of period	$39	$40
Preferred shares repurchased	(7)	—

Balance, end of period	32	40

COMMON SHARES (par value)
Balance, beginning of period	603	697
Common shares repurchased and retired	(12)	(57)

Balance, end of period	591	640

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	614,203	958,544
Adjustment to beginning balance due to adoption of FSP APB 14-1	—	11,476

Adjusted beginning balance	614,203	970,020
Common shares repurchased and retired	(47,506)	(210,567)
Preferred shares repurchased	(17,173)	—
Net change due to stock option exercises and restricted share awards	(14,731)	(8,921)
Net effect of share-based compensation	7,117	4,460
Common shares issued	167	—

Balance, end of period	542,077	754,992

TREASURY SHARES (at cost)
Balance, beginning of period	(795)	(6,250)
Purchases of treasury shares	(18,001)	(10,343)
Reissuance of treasury shares	14,731	13,220

Balance, end of period	(4,065)	(3,373)

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
Balance, beginning of period	82,421	85,023
Unrealized appreciation (depreciation) on securities, net of reclassification of adjustments	271,164	(71,887)
Foreign currency translation adjustments	1,167	14,987
Benefit plan liabilities	—	1,021
Cumulative effect of a change in accounting due to the adoption of SFAS 159	—	(1,531)
Cumulative effect of a change in accounting due to the adoption of SFAS 158	—	146

Balance, end of period	354,752	27,759

RETAINED EARNINGS
Balance, beginning of period	2,131,264	1,616,646
Adjustment to beginning balance due to adoption of FSP APB 14-1	—	(11,476)

Adjusted beginning balance	2,131,264	1,605,170
Net income	117,340	317,885
Gain on repurchase of Series B preferred shares	7,997	—
Dividends to preferred shareholders	(2,670)	(3,687)
Dividends to common shareholders	(8,966)	(8,287)
Cumulative effect of a change in accounting due to the adoption of SFAS 159	—	1,531
Cumulative effect of a change in accounting due to the adoption of SFAS 158	—	(1,164)

Balance, end of period	2,244,965	1,911,448

TOTAL SHAREHOLDERS’ EQUITY	$3,138,352	$2,691,506

COMMON SHARES OUTSTANDING
Balance, beginning of period	60,242,949	69,521,494
Shares issued	9,000	—
Repurchased and retired	(1,182,800)	(5,711,500)
Net treasury shares (acquired) reissued	(88,797)	73,384

Balance, end of period	58,980,352	63,883,378

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,340	$317,885
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Decrease in premiums receivable and funds held, net	69,659	13,335
Decrease in unearned premiums and prepaid reinsurance premiums, net	(13,633)	(5,972)
Increase in unpaid losses and loss adjustment expenses	29,604	83,363
Change in current and deferred federal and foreign income taxes, net	(232,791)	61,073
Decrease (increase) in deferred acquisition costs	5,097	(737)
Change in other assets and liabilities, net	(96,173)	12,414
Net realized investment losses (gains)	44,164	(368,625)
Bond (discount) premium amortization, net	(8,123)	5,284
Amortization of stock-based compensation	7,116	4,460

Net cash (used in) provided by operating activities	(77,740)	122,480

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities	160,000	100,592
Sales of fixed income securities	161,142	1,594,213
Purchases of fixed income securities	(503,839)	(1,164,593)
Sales of equity securities	182,367	46,529
Purchases of equity securities	(429,503)	(276,802)
Sales of other invested assets	65,389	329,388
Purchases of other invested assets	(11,319)	(31,459)
Net change in cash and cash equivalents held as collateral	74,314	105,064
Net change in obligation to return borrowed securities	—	(47,838)
Sales of trading securities	39,642	690
Purchases of trading securities	(216,504)	(100,000)
Net change in short-term investments	655,750	(95,927)

Net cash provided by investing activities	177,439	459,857

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(39,680)	(204,386)
Purchase of treasury shares	(18,001)	(10,343)
Repurchase of Series B preferred shares	(9,183)	—
Dividends paid to preferred shareholders	(3,259)	(3,982)
Dividends paid to common shareholders	(8,976)	(8,287)
Proceeds from exercise of stock options	167	381
Excess tax benefit from stock-based compensation	—	204

Net cash used in financing activities	(78,932)	(226,413)

Effect of exchange rate changes on cash and cash equivalents	79,752	23,291

Increase in cash and cash equivalents	100,519	379,215
Cash and cash equivalents, beginning of period	755,747	897,963

Cash and cash equivalents, end of period	$856,266	$1,277,178

Supplemental disclosures of cash flow information:
Interest paid	$15,694	$17,278

Income taxes paid	$258,762	$105,292

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited; Newline Underwriting Management Limited, which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of June 30, 2009, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 71.9% of OdysseyRe.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions, which could differ materially from actual results, that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information and disclosures that are usually included in annual financial statements prepared in accordance with GAAP have been omitted since they are not required for interim reporting purposes. Readers should review the Company’s 2008 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in the Company’s opinion, are required for a fair statement of its financial position on such dates, and the results of operations and cash flows for the periods presented. Certain amounts from prior periods have been reclassified to conform to the current year’s presentations. The results for the six months ended June 30, 2009 are not necessarily indicative of the results for a full year.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 165, “Subsequent Events,” to establish a standard for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. Entities are required to disclose the date through which they have evaluated subsequent events. The Company adopted SFAS 165 as of June 30, 2009 and has evaluated all subsequent events through August 6, 2009, the date the financial statements were issued. See Note 15 to the consolidated financial statements for a discussion of subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance in estimating the fair value of assets and liabilities when the volume of activity has significantly decreased. The new standard requires additional disclosures to discuss interim and annual significant assumptions and valuation techniques used to determine the fair value of the assets and liabilities. FSP FAS 157-4 does not change the principles of fair value measurement in accordance with previously issued accounting standards, but instead enhances it to provide further guidance on inactive markets. The Company adopted FSP FAS 157-4 as of April 1, 2009. The adoption of FSP FAS 157-4 did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to provide additional guidance for the measurement of other-than-temporary impairments on

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

debt securities classified as available-for-sale and held-to-maturity. This FSP requires entities to separate their other-than-temporary impairment charges on available-for-sale or held-to-maturity debt securities into credit and other components. An other-than-temporary impairment charge resulting from credit-related losses associated with an impaired debt security should be recorded to earnings, while an other-than-temporary impairment resulting from other factors (i.e., interest rates and market conditions) should be recognized in other comprehensive income. If an other-than-temporary impairment exists that is related to factors other than credit, and it is more likely than not that the Company will have to sell the security prior to recovery, the other-than-temporary impairment should be recorded in earnings. Additionally, this standard provides additional presentation and disclosure guidance for debt and equity securities. The adoption of FSP FAS 115-2 and 124-2, as of April 1, 2009, did not have an impact on consolidated shareholders’ equity or net income.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require additional interim period disclosures regarding the fair value of financial instruments that are within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments.” Entities are required to disclose how the amounts in the disclosure relate to amounts in the balance sheet, the method used to determine the fair value and significant assumptions used in the valuation. The Company adopted FSP FAS 107-1 and APB 28-1 as of April 1, 2009, which had no impact on the Company’s disclosures.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. Under the Company’s restricted share plan, the grantees have non-forfeitable rights to dividends before the vesting date and, accordingly, the restricted shares are participating securities. On January 1, 2009, the Company adopted FSP EITF 03-6-1 on a retrospective basis. The adoption of this FSP resulted in a reduction of diluted earnings per share to common shareholders of $0.04 and $0.01 for the six and three months ended June 30, 2008, respectively.

In May 2008, the FASB issued FSP Accounting Principles Bulletin 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This statement does not change the accounting for convertible debt that does not offer a cash settlement feature, nor does it apply if the conversion feature is accounted for as an embedded derivative or for convertible preferred stock. On January 1, 2009, the Company adopted FSP APB 14-1 and applied it on a retrospective basis to the Company’s convertible senior debentures issued in June 2002 (see Note 13 of the Company’s 2008 Annual Report on Form 10-K). As of May 1, 2007, all of the convertible senior debentures had been either repurchased by the Company or converted into shares of the Company’s common stock. The adoption of FSP APB 14-1 resulted in a cumulative increase, as of May 1, 2007, to additional paid-in capital and a corresponding decrease to retained earnings of $11.5 million.

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. On January 1, 2009, the Company adopted the disclosure provisions of SFAS 161.

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

The following table shows the allocation of net income as calculated in accordance with FSP EITF 03-6-1 for the six and three months ended June 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$117,340	$317,885	$123,131	$66,940
Preferred dividends	(2,670)	(3,687)	(1,334)	(1,774)
Gain on repurchase of Series B preferred shares	7,997	—	—	—

Net income available to common shareholders	$122,667	$314,198	$121,797	$65,166

Allocation of net income for basic earnings per share:
Common shares	$120,950	$310,552	$120,074	$64,311
Participating securities	1,717	3,646	1,723	855

Net income available to common shareholders	$122,667	$314,198	$121,797	$65,166

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net income per common share for the six and three months ended June 30, 2009 and 2008 as presented in the following table has been computed based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income to common shares — basic	$120,950	$310,552	$120,074	$64,311
Undistributed earnings allocated to share based payments	531	1,154	414	234

Net income to common shares — diluted	$121,481	$311,706	$120,488	$64,545

Weighted average common shares outstanding — basic	59,150,960	66,435,956	58,929,288	64,832,570
Effect of dilutive shares:
Stock options	69,357	138,879	65,885	136,638
Restricted shares	360,956	334,115	302,567	325,056

Total effect of dilutive shares	430,313	472,994	368,452	461,694

Weighted average common shares outstanding — diluted	59,581,273	66,908,950	59,297,740	65,294,264

Net earnings per common share:
Basic	$2.04	$4.67	$2.04	$0.99
Diluted	2.04	4.66	2.03	0.99

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or antidilutive in nature. For the six and three months ended June 30, 2009, 131,721 and 325,719, respectively, existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect. For the six and three months ended June 30, 2008, 319,323 and 414,518, respectively, existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the antidilutive effect.

Net income per participating security for the six and three months ended June 30, 2009 and 2008, as presented in the following table, has been computed based upon weighted average restricted shares outstanding (in thousands, except share and per share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income to participating securities — basic	$1,717	$3,646	$1,723	$855

Weighted average restricted stock outstanding — basic	845,144	779,925	849,766	862,916
Net earnings per participating security:
Basic	$2.03	$4.67	$2.03	$0.99

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	Fair Value Measurements

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

For determining the fair value of its Level 1 investments, (38.1% of total investments and cash as of June 30, 2009), the Company utilizes quoted market prices. The majority of the Company’s Level 1 investments are common

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

stocks that are actively traded in a public market. Most short-term investments and all cash equivalents, for which the cost basis approximates fair value, are also classified as Level 1 investments.

The Company’s Level 2 investments, (55.8% of total investments and cash as of June 30, 2009), the majority of which are in government, corporate and municipal fixed income securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, the Company utilizes broker-dealer quotes that include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures that are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation. During the six months ended June 30, 2009, the Company transferred $47.8 million of Level 3 investments to Level 2 after determining that broker-dealer quotes were available to determine the fair value of the instruments.

The Company uses valuation techniques to establish the fair value of Level 3 investments (0.3% of the Company’s total investments and cash as of June 30, 2009). To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets, where available. During the six months ended June 30, 2009, the Company purchased $19.2 million of investments that are classified as Level 3. As of June 30, 2009, the Company held $21.7 million of investments that are classified as Level 3. These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following tables present the fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements as of June 30, 2009
	Asset	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Fixed income securities, available for sale:
United States government, government agencies and authorities.	$146,362	$—	$146,362	$—
States, municipalities and political subdivisions	2,450,334	—	2,450,334	—
Foreign governments	840,388	—	840,388	—
Corporate	450,399	—	450,399	—

Total fixed income securities, available for sale	3,887,483	—	3,887,483	—

Fixed income securities, held as trading securities:
Foreign governments.	90,048	—	90,048	—
Residential mortgage-backed.	87,427	—	65,721	21,706
Corporate	386,972	—	386,972	—

Total fixed income securities, held as trading securities	564,447	—	542,741	21,706

Redeemable preferred stock, available for sale.	108	—	108	—
Common stocks, available for sale.	1,928,766	1,900,715	28,051	—
Short-term investments, available for sale	546,325	508,575	37,750	—
Cash equivalents.	667,522	667,522	—	—
Derivatives.	(1,172)	—	(1,172)	—
Other investments.	24,864	1,552	23,312	—

Total assets measured at fair value	$7,618,343	$3,078,364	$4,518,273	$21,706

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

		Fair Value Measurements as of December 31, 2008
	Asset	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Fixed income securities, available for sale:
United States government, government agencies and authorities	$353,709	$—	$353,709	$—
States, municipalities and political subdivisions	2,278,452	—	2,278,452	—
Foreign governments.	840,203	—	839,203	1,000
Corporate	121,914	—	121,914	—

Total fixed income securities, available for sale	3,594,278	—	3,593,278	1,000

Fixed income securities, held as trading securities:
Foreign governments.	84,055	—	84,055	—
Residential mortgage-backed.	66,423	—	—	66,423
Corporate	187,731	—	187,731	—

Total fixed income securities, held as trading securities	338,209	—	271,786	66,423

Redeemable preferred stock, available for sale	115	7	108	—
Common stocks, available for sale	1,555,142	1,527,825	27,317	—
Short-term investments, available for sale	1,202,360	1,174,016	28,344	—
Cash equivalents	472,544	472,544	—	—
Derivatives	110,968	(68)	111,036	—
Other investments	27,693	1,552	26,141	—

Total assets measured at fair value	$7,301,309	$3,175,876	$4,058,010	$67,423

As of June 30, 2009 and December 31, 2008, the Company’s liabilities carried at fair value, which consisted entirely of derivative contract obligations classified as Level 2 liabilities, were $27.1 million and $0.1 million, respectively.

The following tables provide a summary of changes in the fair value of Level 3 financial assets for the six and three months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended	Six Months Ended June 30,
	June 30,	2009	2008
	Held-for-trading	Available-for-sale	Available-for-sale
	Securities	Securities	Securities

Beginning balance	$66,423	$1,000	$9,147
Total realized investment (losses) gains included in net income	(2,588)	—	7,827
Purchases, issuances and settlements	5,658	(1,000)	(15,974)
Transfers from Level 3 to Level 2	(47,787)	—	—

Ending balance	$21,706	$—	$1,000

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended	Three Months Ended 30,
	June 30,	2009	2008
	Held-for-trading	Available-for-sale	Available-for-sale
	Securities	Securities	Securities

Beginning balance	$29,093	$1,000	$1,000
Total realized investment gains included in net income	613	—	—
Purchases, issuances and settlements	(8,000)	(1,000)	—

Ending balance	$21,706	$—	$1,000

For the six and three months ended June 30, 2008, there were no changes in fair value for any held-for-trading securities categorized as Level 3.

The following table presents realized investment gains (losses) included in net income related to Level 3 assets for the six and three months ended June 30, 2009 and 2008 (in thousands):

	Net Realized	Net Realized	Net Realized
	Investment Gains	Investment Gains	Investment Gains
	(Losses) For the	(Losses) For the	For the
	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009	June 30, 2008
	Held-for-trading	Held-for-trading	Available-for-sale

Realized investment gains related to securities sold	$4,099	$3,829	$7,827
Realized investment losses related to securities held	(6,687)	(3,216)	—

Total net realized investment (losses) gains relating to Level 3 assets	$(2,588)	$613	$7,827

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

The Company elected the FVO for its investment in Advent Capital (Holdings) PLC (“Advent”). Advent is publicly traded on a foreign stock exchange and its traded price is a better indicator of its value than its carrying value under the equity method. As of June 30, 2009, Fairfax owned 66.7% of the common stock of Advent, including 14.5% owned by the Company. The Company did not elect the FVO under SFAS 159 for any of its liabilities.

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

As of June 30, 2009, Advent is recorded at fair value of $12.1 million in other invested assets, with related changes in fair value recognized as a realized investment gain or loss in the period in which they occur. For the six and three months ended June 30, 2009, the change in fair value resulted in a realized investment loss of $2.2 million

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

and a realized investment gain of $0.1 million, respectively. For the six and three months ended June 30, 2008, the change in fair value resulted in a realized investment loss of $3.6 million and $4.2 million, respectively. Advent’s value as of June 30, 2009, calculated in accordance with the equity method of accounting, would have been $25.1 million.

4.	Investments and Cash

A summary of the Company’s investment portfolio as of June 30, 2009, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$134,987	$13,077	$1,702	$146,362
States, municipalities and political subdivisions	2,241,915	214,097	5,677	2,450,335
Foreign governments	790,507	50,189	308	840,388
Corporate	368,680	82,759	1,041	450,398

Total fixed income securities, available for sale	3,536,089	360,122	8,728	3,887,483
Redeemable preferred stock	108	—	—	108
Common stocks, at fair value	1,773,151	227,282	71,667	1,928,766
Short-term investments	546,332	—	7	546,325
Cash and cash equivalents	856,266	—	—	856,266
Cash and cash equivalents held as collateral	12,813	—	—	12,813

Total	$6,724,759	$587,404	$80,402	$7,231,761

Common stocks accounted for under the equity method of accounting were carried at $139.7 million as of June 30, 2009, reflecting gross unrealized appreciation of $27.7 million and gross unrealized depreciation of $1.9 million. Other invested assets were carried at $154.1 million as of June 30, 2009, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $564.4 million as of June 30, 2009, with changes in fair value reflected as realized investment gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate, foreign government and mortgage-backed securities, with fair values of $387.0 million, $90.0 million and $87.4 million, respectively, as of June 30, 2009.

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

Common stocks accounted for under the equity method of accounting were carried at $141.5 million as of December 31, 2008, reflecting gross unrealized appreciation of $26.6 million and gross unrealized depreciation of $2.1 million. Other invested assets were carried at $222.8 million as of December 31, 2008, reflecting no gross unrealized appreciation or gross unrealized depreciation. Fixed income securities held as trading securities were carried at fair value of $338.2 million as of December 31, 2008, with changes in fair value reflected as realized investment gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate, foreign government securities, and mortgage-backed securities, with fair values of $187.7 million, $84.1 million and $66.4 million, respectively, as of December 31, 2008.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Investment Gains (Losses)

The following table sets forth the components of net investment income for the six and three months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest on fixed income securities	$121,851	$98,305	$65,262	$50,228
Dividends on common stocks, at fair value	30,417	13,206	13,531	5,434
Net income of common stocks, at equity	1,535	587	2,337	587
Interest on cash and short-term investments	7,654	32,921	2,764	14,881
Other invested assets	9,701	15,965	14,538	6,048

Gross investment income	171,158	160,984	98,432	77,178
Less: investment expenses	8,933	19,895	4,581	11,186
Less: interest on funds held under reinsurance contracts	1,798	3,265	885	1,296

Net investment income	$160,427	$137,824	$92,966	$64,696

The following table sets forth the components of net realized investment gains and losses for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$50,637	$10,332	$40,305	$112,970	$12,019	$100,951
Fixed income securities, held as trading securities	58,823	10,721	48,102	10,523	9,069	1,454
Preferred stock	—	394	(394)	—	529	(529)
Equity securities	15,293	123,992	(108,699)	10,471	39,959	(29,488)
Derivative securities	11,303	58,694	(47,391)	295,792	29,294	266,498
Other securities	69,282	45,369	23,913	65,054	35,315	29,739

Total	$205,338	$249,502	$(44,164)	$494,810	$126,185	$368,625

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table sets forth the components of net realized investment gains and losses for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$46,877	$6,275	$40,602	$33,511	$4,976	$28,535
Fixed income securities, held as trading securities	52,803	(16,074)	68,877	7,421	4,735	2,686
Preferred stock	—	216	(216)	—	—	—
Equity securities	11,942	45,569	(33,627)	1,479	461	1,018
Derivative securities	(10,341)	51,716	(62,057)	43,718	23,519	20,199
Other securities	48,631	7,011	41,620	12,177	18,984	(6,807)

Total	$149,912	$94,713	$55,199	$98,306	$52,675	$45,631

Other-than-temporary write-downs of investments during the six months ended June 30, 2009 included in gross realized investment losses were $123.1 million related to equity securities, $3.4 million related to fixed income securities and $0.2 million related to preferred stocks. Other-than-temporary write-downs of investments during the six months ended June 30, 2008 included in gross realized investment losses were $35.7 million related to equity securities, $5.0 million related to fixed income securities and $0.5 million related to preferred stocks.

In accordance with FSP FAS 115-2 and 124-2, the Company evaluated its other-than-temporary impairment charges and determined that they were related to credit, requiring the recognition of an impairment charge to income, and not related to other factors (i.e., interest rates and market conditions) of the fixed income securities, which would have required charges to other comprehensive income.

(b)	Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the six and three months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Fixed income securities	$186,341	$(94,570)	$75,808	$(131,811)
Redeemable preferred stock	395	593	216	593
Equity securities	230,439	(16,787)	472,711	66,279
Short-term investments	(1)	—	(51)	—
Other invested assets	—	169	—	—

Increase (decrease) in unrealized net appreciation (depreciation) of investments	417,174	(110,595)	548,684	(64,939)
Deferred income tax (expense) benefit	(146,010)	38,708	(192,041)	22,729

Change in net unrealized appreciation (depreciation) of investments included in other comprehensive income	$271,164	$(71,887)	$356,643	$(42,210)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(c)	Common Stocks, at Equity

Common stocks, at equity, totaled $139.7 million as of June 30, 2009 and $141.5 million as of December 31, 2008. The following table sets forth the components of common stocks, at equity, as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008

TRG Holding Corporation	$74,358	$74,354
Fairfax Asia Limited	65,332	67,092
Other	27	27

Total common stocks, at equity	$139,717	$141,473

On June 4, 2009, the Company purchased additional shares of Fairfax Asia Limited (“Fairfax Asia”) at a cost of $1.0 million. For common stocks, at equity, as of June 30, 2009, the relative ownership held by the Company was 13.0% for TRG Holding Corporation (which is 100% owned by Fairfax) and 26.2% (economic) for Fairfax Asia (which is 100% owned by Fairfax).

(d)	Derivative Investments and Short Sales

The Company has utilized, and may continue to utilize, credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts, futures contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are typically not linked to specific assets or liabilities on the consolidated balance sheets or a forecasted transaction and, therefore, do not qualify for hedge accounting. The following table sets forth the Company’s derivative positions, which are included in other invested assets or other liabilities in the consolidated balance sheets, as of June 30, 2009 and December 31, 2008, respectively (in thousands):

	June 30, 2009			December 31, 2008
			Fair Value			Fair Value
	Notional		Asset	Notional		Asset
	Amount	Cost	(Liability)	Amount	Cost	(Liability)

Credit default swaps	$1,271,916	$20,583	$25,245	$1,782,868	$30,776	$82,843
Forward currency contracts	511,810	—	(27,003)	533,890	—	28,225
Warrants	163,116	5,318	703	163,116	5,577	1
Interest rate swaps	140,000	—	(116)	140,000	—	(33)
Future contracts	—	—	—	791,000	—	(68)
Call options	—	—	—	75,324	22	—

The Company holds credit default swaps, referenced to various issuers in the banking and insurance sectors of the financial services industry in the U.S. and worldwide, that serve as an economic hedge against declines in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of June 30, 2009, all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. The Company

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

assesses the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps, where available.

The initial premium paid for each credit default swap contract was recorded as a derivative asset and was subsequently adjusted for changes in the unrealized fair value of the contract at each balance sheet date. As these contracts do not qualify for hedge accounting, changes in the unrealized fair value of the contract were recorded as net realized investment gains (losses) in the Company’s consolidated statements of operations and comprehensive income. Sales of credit default swap contracts during 2009 caused the Company to reverse through net realized investment gains (losses) any previously recorded unrealized fair value changes since the inception of the contract, and to record the actual amount of the final cash settlement. Derivative assets are reported gross, on a contract-by-contract basis, at fair value in other invested assets in the consolidated balance sheet. The sale, expiration or early settlement of a credit default swap will not result in a cash payment owed by the Company; rather, such an event can only result in a cash payment by a third party purchaser of the contract, or the counterparty, to the Company. Accordingly, there is no opportunity for netting of amounts owed in settlement. Cash receipts at the date of sale of the credit default swaps were recorded as cash flows from investing activities arising from net sales of assets and liabilities classified as held for trading.

The fair values of credit default swaps are subject to significant volatility, given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of June 30, 2009 was $7.8 million, of which the Company does not have the right to sell or repledge $1.9 million. The Company has not exercised the right to sell or repledge the remaining $5.9 million of this collateral. As the Company funds all of its obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for the Company to provide collateral. For the six months ended June 30, 2009, the Company sold a portion of its credit default swaps, which contributed to the decrease in the fair value of the portfolio to $25.2 million as of June 30, 2009, from $82.8 million as of December 31, 2008. The credit default swap portfolio has an average term to expiration of 2.0 years as of June 30, 2009, a decrease from 2.5 years as of December 31, 2008.

The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. Forward currency contracts are recorded at fair value in other liabilities as of June 30, 2009 and other invested assets as of December 31, 2008, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

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

The Company has entered into interest rate swaps to protect it from adverse movements in interest rates. Under its current interest rate swap contracts, the Company receives a floating interest rate and pays a fixed interest rate based on the notional amounts in the contracts. Interest rate swaps are recorded in other invested assets or other liabilities based on their positive or negative fair value with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

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

Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is reflected in the fair value of the derivative instruments.

The net realized investment gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments and have been reported in net realized investment (losses) gains in the consolidated statements of operations. The change in fair value presented below consists of two components: i) the reversal of the gain or loss recognized in previous years on securities sold and ii) the change in fair value resulting from mark-to-market adjustments on contracts still outstanding. The following table sets forth the total net realized investment gains and losses on derivatives and short sales for the six and three months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Credit default swaps:
Net realized investment gain on disposal	$33,960	$247,057	$5,580	$34,662
Change in fair value	(47,406)	(74,744)	(22,097)	(29,783)

Net realized investment (loss) gain	(13,446)	172,313	(16,517)	4,879

Forward currency contracts:
Net realized investment gain on disposal	21,506	—	21,506	—
Change in fair value	(55,228)	3,128	(67,225)	(1,447)

Net realized investment (loss) gain	(33,722)	3,128	(45,719)	(1,447)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Warrants:
Net realized investment loss on disposal	(237)	(590)	—	(657)
Change in fair value	961	(805)	678	(310)

Net realized investment gain (loss)	724	(1,395)	678	(967)

Interest rate swaps:
Net realized investment loss on disposal	(589)	—	(414)	—
Change in fair value	(83)	—	(85)	—

Net realized investment loss	(672)	—	(499)	—

Futures:
Net realized investment loss on disposal	(275)	—	—	—

Net realized investment loss	(275)	—	—	—

Call options:
Net realized investment loss on disposal	—	(1,270)	—	(804)
Change in fair value	—	144	—	(11)

Net realized investment loss	—	(1,126)	—	(815)

Total return swaps:
Net realized investment gain on disposal	—	58,918	—	45,049
Change in fair value	—	34,660	—	(26,500)

Net realized investment gain	—	93,578	—	18,549

Total derivatives:
Net realized investment gain on disposal	54,365	304,115	26,672	78,250
Change in fair value	(101,756)	(37,617)	(88,729)	(58,051)

Net realized investment (loss) gain	$(47,391)	$266,498	$(62,057)	$20,199

Short positions:
Net realized investment gain on disposal	—	14,472	—	7,306
Change in fair value	—	(1,635)	—	(12,022)

Total net realized investment gain (loss)	$—	$12,837	$—	$(4,716)

(e)	Assets on Deposit

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of June 30, 2009, restricted assets totaled $908.4 million, with $833.2 million included in fixed income securities and the remaining balance of $75.2 million included in short-term investments, cash and cash equivalents. Of the $908.4 million of assets on deposit, $559.2 million was held for foreign regulatory requirements, which included $490.4 million in fixed income securities and $68.8 million in short-term investments, cash and cash equivalents.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the six and three months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Beginning balance of unrealized net appreciation (depreciation) on securities	$75,166	$88,315	$(10,313)	$58,638
Ending balance of unrealized net appreciation on securities	346,330	16,428	346,330	16,428

Current period change in unrealized net appreciation (depreciation) on securities	271,164	(71,887)	356,643	(42,210)

Beginning balance of foreign currency translation adjustments	10,716	8,138	9,385	32,237
Adjustment to beginning balance due to the adoption of SFAS 159 (Note 3)	—	(1,531)	—	—

Adjusted beginning balance of foreign currency translation adjustments	10,716	6,607	9,385	32,237
Ending balance of foreign currency translation adjustments	11,883	21,594	11,883	21,594

Current period change in foreign currency translation adjustments	1,167	14,987	2,498	(10,643)

Beginning balance of benefit plan liabilities	(3,461)	(11,430)	(3,461)	(11,284)
Adjustment to beginning balance due to the adoption of SFAS 158 (Note 11)	—	146	—	—

Adjusted beginning balance of benefit plan liabilities	(3,461)	(11,284)	(3,461)	(11,284)
Ending balance of benefit plan liabilities	(3,461)	(10,263)	(3,461)	(10,263)

Current period change in benefit plan liabilities	—	1,021	—	1,021

Other comprehensive income (loss)	$272,331	$(55,879)	$359,141	$(51,832)

Beginning balance of accumulated other comprehensive income (loss)	$82,421	$85,023	$(4,389)	$79,591

Other comprehensive income (loss)	272,331	(55,879)	359,141	(51,832)
Effect of a change in accounting due to the adoption of SFAS 159 (Note 3)	—	(1,531)	—	—
Effect of a change in accounting due to the adoption of SFAS 158 (Note 11)	—	146	—	—

Change in accumulated other comprehensive income (loss)	272,331	(57,264)	359,141	(51,832)

Ending balance of accumulated other comprehensive income	$354,752	$27,759	$354,752	$27,759

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of comprehensive income for the six and three months ended June 30, 2009 and 2008 are shown in the following table (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$117,340	$317,885	$123,131	$66,940

Other comprehensive income (loss), before tax:
Unrealized net appreciation (depreciation) on securities arising during the period	362,729	(76,560)	561,749	(66,542)
Reclassification adjustment for realized investment gains (losses) included in net income	54,445	(34,035)	(13,065)	1,603
Foreign currency translation adjustments	1,795	23,057	3,842	(16,375)
Benefit plan liabilities	—	1,571	—	1,571

Other comprehensive income (loss), before tax	418,969	(85,967)	552,526	(79,743)

Tax (benefit) provision:
Unrealized net appreciation (depreciation) on securities arising during the period	(126,954)	26,796	(196,613)	23,291
Reclassification adjustment for realized investment gains (losses) included in net income	(19,056)	11,912	4,572	(561)
Foreign currency translation adjustments	(628)	(8,070)	(1,344)	5,731
Benefit plan liabilities	—	(550)	—	(550)

Total tax (benefit) provision	(146,638)	30,088	(193,385)	27,911

Other comprehensive income (loss), net of tax	272,331	(55,879)	359,141	(51,832)

Comprehensive income	$389,671	$262,006	$482,272	$15,108

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the six and three months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,250,484	$5,119,085	$5,266,303	$5,140,553
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	690,171	643,509	689,208	628,096

Net unpaid losses and loss adjustment expenses, beginning of period	4,560,313	4,475,576	4,577,095	4,512,457

Add: Losses and loss adjustment expenses incurred related to:
Current year	650,376	708,887	320,971	354,334
Prior years	(10,882)	3,417	932	5,720

Total losses and loss adjustment expenses incurred	639,494	712,304	321,903	360,054

Less: Paid losses and loss adjustment expenses related to:
Current year	61,829	74,863	35,205	44,787
Prior years	524,757	541,764	256,715	250,147

Total paid losses and loss adjustment expenses	586,586	616,627	291,920	294,934

Effects of exchange rate changes	51,294	(12,314)	57,437	(18,638)

Net unpaid losses and loss adjustment expenses, end of period	4,664,515	4,558,939	4,664,515	4,558,939
Add: Ceded unpaid losses and loss adjustment expenses, end of period	739,213	644,121	739,213	644,121

Gross unpaid losses and loss adjustment expenses, end of period	$5,403,728	$5,203,060	$5,403,728	$5,203,060

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. These events include changes in loss estimates arising from a variety of catastrophic events, hurricanes, windstorms and floods. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of June 30, 2009. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Net losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $650.4 million for the six months ended June 30, 2009, a decrease of $58.5 million from $708.9 million for the six months ended June 30, 2008. This decrease was principally attributable to a reduction in loss exposure

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

associated with a decline in net premiums earned of $76.5 million, to $950.5 million for the six months ended June 30, 2009, from $1.03 billion for the six months ended June 30, 2008. In addition, current year property catastrophe losses declined $14.0 million, to $62.9 million for the six months ended June 30, 2009, from $76.9 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, the current year property catastrophe losses included $50.0 million related to Windstorm Klaus. For the six months ended June 30, 2008, the current year property catastrophe losses included $29.1 million related to the China winter storm, $13.0 million related to Windstorm Emma, $11.3 million related to Australia floods and $9.0 million related to the China earthquake.

Net losses and loss adjustment expenses incurred related to prior years decreased $10.9 million for the six months ended June 30, 2009, and increased $3.4 million for the six months ended June 30, 2008. The decrease in prior period losses and loss adjustment expenses for the six months ended June 30, 2009 was attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London Market and U.S. Insurance divisions. The increase in prior period losses and loss adjustment expenses for the six months ended June 30, 2008 was attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas and EuroAsia divisions.

Net losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $321.0 million for the three months ended June 30, 2009, a decrease of $33.3 million from $354.3 million for the three months ended June 30, 2008. This decrease was principally attributable to a reduction in loss exposure associated with a decline in net premiums earned of $35.0 million, to $480.5 million for the three months ended June 30, 2009, from $515.5 million for the three months ended June 30, 2008. In addition, current year property catastrophe losses declined $23.9 million, to $15.2 million for the three months ended June 30, 2009, from $39.1 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, the current year property catastrophe losses included $6.1 million related to Windstorm Klaus. For the three months ended June 30, 2008, the current year property catastrophe losses included $19.1 million related to the China winter storm and $9.0 million related to the China earthquake.

Net losses and loss adjustment expenses incurred related to prior years increased $0.9 million for the three months ended June 30, 2009, and $5.7 million for the three months ended June 30, 2008. The increase in prior period losses and loss adjustment expenses for the three months ended June 30, 2009 was attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division. The increase in prior period losses and loss adjustment expenses for the three months ended June 30, 2008 was attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas, EuroAsia and U.S. Insurance divisions.

Ceded unpaid losses and loss adjustment expenses were $739.2 million and $644.1 million as of June 30, 2009 and 2008, respectively. The increase in ceded unpaid losses and loss adjustment expenses was principally attributable to a $77.1 million increase in unpaid reinsurance recoverables related to property catastrophe events.

The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $116.0 million and $118.2 million as of June 30, 2009 and December 31, 2008, respectively. The amount of case reserve discount was $55.5 million and $55.6 million as of June 30, 2009 and December 31, 2008, respectively. The amount of incurred but not reported reserve discount was $21.8 million and $24.0 million as of June 30, 2009 and December 31, 2008, respectively.

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of June 30, 2009 were

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

$246.4 million, representing 5.3% of total net unpaid losses and loss adjustment expenses, compared to $260.3 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2008. Exposure arises from reinsurance contracts written by Clearwater prior to 1986 under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

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

The Company’s reserves for asbestos and environmental-related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the six and three months ended June 30, 2009 and 2008, is set forth in the table below (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$360,733	$339,271	$349,151	$326,243
Add: Gross losses and loss adjustment expenses incurred	—	23,322	—	12,622
Less: Gross calendar year paid losses and loss adjustment expenses	18,251	29,666	6,669	5,938

Gross unpaid losses and loss adjustment expenses, end of period	$342,482	$332,927	$342,482	$332,927

Net unpaid losses and loss adjustment expenses, beginning of period	$230,486	$222,426	$224,897	$212,081
Add: Net losses and loss adjustment expenses incurred	—	6,000	—	2,000
Less: Net calendar year paid losses and loss adjustment expenses	10,151	18,738	4,562	4,393

Net unpaid losses and loss adjustment expenses, end of period	$220,335	$209,688	$220,335	$209,688

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$34,242	$41,984	$29,763	$41,408
Add: Gross losses and loss adjustment expenses incurred	—	—	—	—
Less: Gross calendar year paid losses and loss adjustment expenses	5,140	2,167	661	1,591

Gross unpaid losses and loss adjustment expenses, end of period	$29,102	$39,817	$29,102	$39,817

Net unpaid losses and loss adjustment expenses, beginning of period	$29,819	$34,485	$26,704	$33,909
Add: Net losses and loss adjustment expenses incurred	—	—	—	—
Less: Net calendar year paid losses and loss adjustment expenses	3,725	1,951	610	1,375

Net unpaid losses and loss adjustment expenses, end of period	$26,094	$32,534	$26,094	$32,534

The Company did not incur net losses and loss adjustment expenses related to asbestos or environmental claims for the six months ended June 30, 2009. Net losses and loss adjustment expenses incurred for asbestos claims increased $6.0 million for the six months ended June 30, 2008, due to loss emergence greater than expectations in the period. The Company did not incur net losses and loss adjustment expenses related to environmental claims for the six months ended June 30, 2008.

The Company did not incur net losses and loss adjustment expenses related to asbestos or environmental claims for the three months ended June 30, 2009. Net losses and loss adjustment expenses incurred for asbestos claims increased $2.0 million for the three months ended June 30, 2008, due to loss emergence greater than expectations in the period. The Company did not incur net losses and loss adjustment expenses related to environmental claims for the three months ended June 30, 2008.

The Company’s survival ratio for asbestos and environmental-related liabilities as of June 30, 2009 is seven years. The Company’s underlying survival ratio for asbestos-related liabilities is eight years and for environmental-related liabilities is four years. The asbestos and environmental-related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, on June 30, 2009, divided by the average paid asbestos and environmental claims for the last three years of $34.7 million, which are net of reinsurance. Our survival ratios may fluctuate over time due to the variability of large payments and adjustments to liabilities.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8.	Debt Obligations and Common Shares

Debt Obligations

The components of the Company’s debt obligations as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
	2009	2008

7.65% Senior Notes due 2013	$224,812	$224,790
6.875% Senior Notes due 2015	124,528	124,488
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,340	$489,278

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C, due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the six months ended June 30, 2009 and 2008, the average annual interest rate on the Series C Notes was 4.05% and 6.20%, respectively.

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the six months ended June 30, 2009 and 2008, the average annual interest rate on each series of notes was 3.74% and 5.90%, respectively.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of June 30, 2009, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

As of both June 30, 2009 and December 31, 2008, the amortized cost of the Company’s debt obligations was $489.3 million, as reflected in the respective consolidated balance sheets. As of June 30, 2009 and December 31, 2008, the estimated fair value of the Company’s debt obligations was $458.9 million and $407.0 million, respectively. The estimated fair value is based on quoted market prices of the Company’s debt, where available, and for debt similar to the Company’s, and discounted cash flow calculations.

On July 13, 2007, the Company entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), Keybank National Association and a syndicate of lenders. Wachovia’s parent corporation was acquired by Wells Fargo & Company, effective December 31, 2008. The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by the Company, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits the Company to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support the insurance and reinsurance business of the Company. As of June 17, 2009, the Credit Agreement was amended to explicitly permit the Company to pledge collateral to secure its obligations under swap agreements, subject to certain financial limitations, in the event that such collateral is required by the counterparty or counterparties.

As of June 30, 2009, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

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

Common Shares

The Company’s Board of Directors authorized a share repurchase program whereby the Company is authorized to repurchase shares of its common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. During the six months ended June 30, 2009, the Company repurchased and retired 1,182,800 shares of its common stock, at a cost of $47.5 million and an average purchase price of $40.17 per share. From the inception of the program through June 30, 2009, the Company has repurchased and retired

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

13,300,545 shares of its common stock at a total cost of $493.4 million. See also Note 15 for a discussion of additional common stock purchases subsequent to June 30, 2009.

Preferred Shares

During the first quarter of 2009, Odyssey America purchased 704,737 shares of the Company’s Series B preferred shares, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the purchase of the Series B preferred shares, the Company recorded a gain of $8.0 million during the six months ended June 30, 2009, which was reflected in the Company’s retained earnings and included in net income available to common shareholders.

9.	Segment Reporting

The Company’s operations are managed through four operating divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty business on a treaty and facultative basis. The EuroAsia division writes treaty reinsurance business. The London Market division operates through three distribution channels: Newline at Lloyd’s and NICL, which focus on casualty insurance, and the London branch of Odyssey America, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical professional liability, professional liability and commercial automobile.

The financial results of these divisions for the six and three months ended June 30, 2009 and 2008 are as follows (in thousands):

			London	U.S.
Six Months Ended June 30, 2009	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$385,685	$291,202	$147,875	$241,546	$1,066,308
Net premiums written	377,614	278,122	113,692	169,358	938,786
Net premiums earned	$395,914	$278,490	$116,113	$159,972	$950,489

Losses and loss adjustment expenses	256,637	203,624	73,035	106,198	639,494
Acquisition costs and other underwriting expenses	124,173	68,717	33,286	51,799	277,975

Total underwriting deductions	380,810	272,341	106,321	157,997	917,469

Underwriting income	$15,104	$6,149	$9,792	$1,975	33,020

Net investment income					160,427
Net realized investment losses					(44,164)
Other income, net					11,251
Interest expense					(15,903)

Income before income taxes					$144,631

Underwriting ratios:
Losses and loss adjustment expenses	64.8%	73.1%	62.9%	66.4%	67.3%
Acquisition costs and other underwriting expenses	31.4	24.7	28.7	32.4	29.2

Combined ratio	96.2%	97.8%	91.6%	98.8%	96.5%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Six Months Ended June 30, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$364,174	$340,456	$180,273	$258,809	$1,143,712
Net premiums written	357,231	327,473	140,531	196,067	1,021,302
Net premiums earned	$378,097	$299,637	$147,362	$201,870	$1,026,966

Losses and loss adjustment expenses	249,494	235,848	90,691	136,271	712,304
Acquisition costs and other underwriting expenses	124,301	77,862	42,011	55,414	299,588

Total underwriting deductions	373,795	313,710	132,702	191,685	1,011,892

Underwriting income (loss)	$4,302	$(14,073)	$14,660	$10,185	15,074

Net investment income					137,824
Net realized investment gains					368,625
Other expense, net					(19,210)
Interest expense					(17,437)

Income before income taxes					$484,876

Underwriting ratios:
Losses and loss adjustment expenses	66.0%	78.7%	61.5%	67.5%	69.4%
Acquisition costs and other underwriting expenses	32.9	26.0	28.5	27.5	29.1

Combined ratio	98.9%	104.7%	90.0%	95.0%	98.5%

			London	U.S.
Three Months Ended June 30, 2009	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$190,388	$130,885	$74,933	$115,182	$511,388
Net premiums written	186,917	124,536	61,205	87,149	459,807
Net premiums earned	$200,711	$140,275	$61,689	$77,796	$480,471

Losses and loss adjustment expenses	139,262	92,949	38,374	51,318	321,903
Acquisition costs and other underwriting expenses	63,649	34,037	17,886	26,294	141,866

Total underwriting deductions	202,911	126,986	56,260	77,612	463,769

Underwriting (loss) income	$(2,200)	$13,289	$5,429	$184	16,702

Net investment income					92,966
Net realized investment gains					55,199
Other income, net					15,453
Interest expense					(7,818)

Income before income taxes					$172,502

Underwriting ratios:
Losses and loss adjustment expenses	69.4%	66.3%	62.2%	66.0%	67.0%
Acquisition costs and other underwriting expenses	31.7	24.2	29.0	33.8	29.5

Combined ratio	101.1%	90.5%	91.2%	99.8%	96.5%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended June 30, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$174,580	$182,509	$79,215	$129,854	$566,158
Net premiums written	171,968	176,625	56,464	98,425	503,482
Net premiums earned	$181,701	$156,361	$70,689	$106,787	$515,538

Losses and loss adjustment expenses	118,140	124,861	42,518	74,535	360,054
Acquisition costs and other underwriting expenses	59,523	40,835	21,309	26,999	148,666

Total underwriting deductions	177,663	165,696	63,827	101,534	508,720

Underwriting income (loss)	$4,038	$(9,335)	$6,862	$5,253	6,818

Net investment income					64,696
Net realized investment gains					45,631
Other expense, net					(8,114)
Interest expense					(8,394)

Income before income taxes					$100,637

Underwriting ratios:
Losses and loss adjustment expenses	65.0%	79.9%	60.2%	69.8%	69.8%
Acquisition costs and other underwriting expenses	32.8	26.1	30.1	25.3	28.9

Combined ratio	97.8%	106.0%	90.3%	95.1%	98.7%

10.	Commitments and Contingencies

On September 7, 2005, the Company announced that it had been advised by Fairfax, the Company’s majority shareholder, that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any non-traditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. On June 25, 2009, the Company announced that Fairfax has been informed by the New York Regional Office of the SEC that its investigation as to Fairfax has been completed, and that it does not intend to recommend any enforcement action by the SEC.

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

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged securities and cash with a fair value of $222.9 million as of June 30, 2009 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For the six month periods ended June 30, 2009 and 2008, Falcon paid $0.1 million and $0.2 million, respectively, to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in connection with this agreement is estimated to be $43.9 million, based on Falcon’s loss reserves at June 30, 2009. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $49.8 million as of June 30, 2009. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of the shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner claimed that the guarantee should be available and pursued legal actions against the Company. The Company found this claim without merit and vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the one-year period commencing November 1, 2008. As of June 30, 2009, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both June 30, 2009 and December 31, 2008 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date. The Company continues to vigorously pursue collection of the award.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

all employees may become eligible for these postretirement benefits if they reach retirement age while working for the Company.

Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the six and three months ended June 2009 and 2008 is comprised of the following components (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Defined Benefit Pension Plan:
Service cost	$2,561	$2,662	$1,281	$1,331
Interest cost	1,716	1,488	858	645
Return on assets	(1,094)	(1,100)	(547)	(455)
Recognized net actuarial loss	—	259	—	82
Settlement charge	—	1,571	—	1,571
Net amortization and deferral	27	27	13	13

Net periodic benefit cost	$3,210	$4,907	$1,605	$3,187

Excess Benefit Plans:
Service cost	$366	$420	$183	$210
Interest cost	475	426	237	213
Recognized net actuarial loss	63	122	32	61
Recognized prior service cost	(19)	(19)	(10)	(10)

Net periodic benefit cost	$885	$949	$442	$474

Postretirement Benefit Plan:
Service cost	$782	$894	$391	$447
Interest cost	513	440	257	220
Net amortization and deferral	(87)	(52)	(44)	(26)

Net periodic benefit cost	$1,208	$1,282	$604	$641

The Company recorded a one-time pension settlement expense of $1.6 million ($1.0 million after-tax) and a corresponding increase to other comprehensive income, during the six and three months ended June 30, 2008 related to the settlement of retiree benefit obligations from the defined benefit pension plan. The settlement of the retiree benefit obligations resulted in the immediate recognition of a portion of a previously unrecognized actuarial loss. The settlement of the retiree benefit obligations had no effect on total shareholders’ equity. Annuities have been purchased for those individuals whose retiree benefit obligations were settled under the defined benefit pension plan. Additionally, as a result of the settlement, the Company’s retiree benefit obligations and the fair value of the plan assets decreased by $7.7 million.

The Company contributed $1.0 million to the Defined Benefit Pension Plan for the six and three months ended June 30, 2009. No contributions were made to the above plans for the six and three months ended June 30, 2008.

12.	Stock-Based Compensation Plans

As of June 30, 2009, the Company had three stock-based compensation plans (the “Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through the use of shares purchased on the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

open market or otherwise acquired, newly issued shares, treasury stock, or any combination thereof. The following is the Company’s recognized expense and the resulting tax benefit related to the Plans for the six and three months ending June 30, 2009 and 2008, respectively (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock-based compensation expense	$7,116.5	$4,459.9	$4,202.5	$2,332.1
Tax benefit	2,490.8	1,561.0	1,470.9	816.3

For the six months ended June 30, 2009 and 2008, the Company received $0.2 million and $0.4 million, respectively, in cash from employees for the exercise of stock options. For the three months ended June 30, 2009 and 2008, the Company received $0.1 million and $0.2 million, respectively, in cash from employees for the exercise of stock options.

As of June 30, 2009, there was less than $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year. The Company did not grant any stock options during the six months ended June 30, 2009 and 2008, respectively, under the 2002 Option Plan.

As of June 30, 2009, there was $3.5 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. The Company granted 51,025 stock options and 57,932 stock options during the six months ended June 30, 2009 and 2008, respectively, under the 2001 Option Plan.

As of June 30, 2009, there was $23.8 million of unrecognized compensation cost related to unvested restricted share awards from the Restricted Share Plan, which is expected to be recognized over a remaining weighted-average vesting period of 3.6 years. The Company granted 344,786 restricted share awards and 311,858 restricted share awards during the six months ended June 30, 2009 and 2008, respectively, under the Restricted Share Plan.

13.	Federal and Foreign Income Taxes

The Company’s federal and foreign income tax provisions for the six and three months ended June 30, 2009 were $27.3 million and $49.4 million, respectively, resulting in effective tax rates of 18.9% and 28.6%, respectively, as compared to the Company’s federal and foreign income tax provisions for the six and three months ended June 30, 2008 of $167.0 million and $33.7 million of income tax expense, respectively, resulting in effective tax rates of 34.4% and 33.5%, respectively. The effective tax rates for the six and three months ended June 30, 2009 are not necessarily indicative of the effective tax rates for the 2009 interim or annual periods.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision for the six and three months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended				Three Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

Income before income taxes	$144,631		$484,876		$172,502		$100,637
Income tax provision computed at the U.S. statutory tax rate on income	50,621	35.0%	169,707	35.0%	60,376	35.0%	35,223	35.0%
(Decrease) increase in income taxes resulting from:
Dividend received deduction	(5,025)	(3.5)	(1,799)	(0.4)	(2,142)	(1.2)	(918)	(0.9)
Tax-exempt income	(19,038)	(13.2)	(1,179)	(0.2)	(9,649)	(5.6)	(694)	(0.7)
Other, net	733	0.5	262	0.1	786	0.5	86	0.1

Total federal and foreign income tax provision	$27,291	18.9%	$166,991	34.4%	$49,371	28.6%	$33,697	33.5%

14.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“Codification”), to provide a timeline for the application of the codification project, which, effective July 1, 2009, eliminates the current four levels of hierarchy of authoritative accounting and reporting guidance and provides one source for authoritative accounting and reporting; however, the Codification will not change existing U.S. GAAP as such affects the Company. The Codification is applicable to financial statements issued for interim and annual reporting periods after September 15, 2009.

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

15.	Subsequent Event

From July 1, 2009 through August 6, 2009, the Company repurchased and retired 532,000 shares of its common stock at a total cost of $21.6 million.

PART I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our gross premiums written for the six months ended June 30, 2009 were $1,066.3 million, a decrease of $77.4 million, or 6.8%, compared to gross premiums written of $1,143.7 million for the six months ended June 30, 2008. Our United States business accounted for 49.8% of our gross premiums written for the six months ended June 30, 2009, compared to 46.0% for the six months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, our net premiums written were $938.8 million and $1,021.3 million, respectively. For the six months ended June 30, 2009 and 2008, we had net income available to common shareholders of $122.7 million and $314.2 million, respectively. As of June 30, 2009, we had total assets of $10.2 billion and total shareholders’ equity of $3.1 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio under United States generally accepted accounting principles (“GAAP”) is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.5% for both the six and three month periods ended June 30, 2009, compared to 98.5% and 98.7% for the six and three months ended June 30, 2008, respectively.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of June 30, 2009 and 2008 and March 31, 2009 and 2008 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	Change	As of	As of	Change	Change
	June 30,	March 31,	Second	Year to	June 30,	March 31,	Second	Year to
Division	2009	2009	Quarter	Date	2008	2008	Quarter	Date

	Gross Premiums Written

Americas	$139.2	$144.2	$(5.0)	$(23.2)	$179.3	$175.5	$3.8	$1.8
EuroAsia	155.7	154.3	1.4	30.0	172.1	136.3	35.8	42.2
London Market	25.7	22.9	2.8	2.9	27.0	20.6	6.4	5.2

Total	$320.6	$321.4	$(0.8)	$9.7	$378.4	$332.4	$46.0	$49.2

	Acquisition Costs

Americas	$30.2	$31.6	$(1.4)	$(12.3)	$41.2	$44.9	$(3.7)	$(1.3)
EuroAsia	43.7	43.4	0.3	6.8	49.8	46.1	3.7	10.9
London Market	1.6	1.6	—	(0.1)	2.4	1.9	0.5	0.3

Total	$75.5	$76.6	$(1.1)	$(5.6)	$93.4	$92.9	$0.5	$9.9

	Premiums Receivable

Americas	$109.0	$112.6	$(3.6)	$(10.9)	$138.1	$130.6	$7.5	$3.1
EuroAsia	112.0	110.9	1.1	23.2	122.3	90.2	32.1	31.3
London Market	24.1	21.3	2.8	3.0	24.6	18.7	5.9	4.9

Total	$245.1	$244.8	$0.3	$15.3	$285.0	$239.5	$45.5	$39.3

	Unearned Premiums Reserve

Americas	$95.5	$101.4	$(5.9)	$(20.0)	$125.1	$116.4	$8.7	$2.2
EuroAsia	104.9	108.8	(3.9)	2.7	117.4	87.2	30.2	20.2
London Market	10.4	8.3	2.1	3.5	18.2	8.4	9.8	8.2

Total	$210.8	$218.5	$(7.7)	$(13.8)	$260.7	$212.0	$48.7	$30.6

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

In any specific financial period, the original estimated premium for a specific contract may vary from actual premium reported through the life of the contract due to the reporting patterns of the ceding companies and, in some cases, movements in foreign exchange rates over the period. Historically, the final reported premium compared to the original estimated premium has deviated by smaller amounts.

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments that can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.4% of our gross premiums written for the six months ended June 30, 2009. As a result, we believe the risks of material changes to these estimates over time are mitigated.

We review information received from ceding companies for reasonableness based on past experience with the particular ceding company or our general experience across the subject class of business. We also query information provided by ceding companies for reasonableness. Reinsurance contracts under which we assume business generally contain specific provisions that allow us to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information.

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

We rely on initial and subsequent claim reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of unpaid losses and LAE. The type of information that we receive from ceding companies generally varies by the type of contract. Proportional, or quota share, reinsurance contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss, facultative and insurance contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant or claims adjuster and the cedant’s or claims adjuster’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants and insureds, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $13.8 million and $19.6 million as of June 30, 2009 and December 31, 2008, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

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

We complete comprehensive loss reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at June 30, 2009.

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

The ultimate settlement value of losses and LAE related to business written in prior periods for the six months ended June 30, 2009 was below our estimates of reserves for losses and LAE as previously established at December 31, 2008 by 0.2%, and, for the six months ended June 30, 2008, exceeded our estimates of reserves for losses and LAE as previously established at December 31, 2007 by 0.1%. There was no material change in the ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended June 30, 2009, relative to our estimates of reserves for losses and LAE as previously established at March 31, 2009. The ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended June 30, 2008 exceeded our estimates of reserves for losses and LAE as previously established at March 31, 2008 by 0.1%. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate losses and LAE are based upon the information we have available at any given point in time and our assumptions based upon that information. Every one percentage point difference in the ultimate settlement value of losses and LAE compared to our estimate of reserves for losses and LAE as of June 30, 2009 will impact pre-tax income by $46.6 million.

If a change were to occur in the frequency and severity of claims underlying our June 30, 2009 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

1.0% unfavorable change	$46.6
2.5% unfavorable change	116.6
5.0% unfavorable change	233.2

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

The following table provides detail on net adverse (favorable) loss and LAE development for prior periods, by division, for the six and three months ended June 30, 2009 and 2008 (in millions):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Americas	$12.3	$6.6	$13.6	$2.2
EuroAsia	(6.9)	12.0	(2.1)	7.3
London Market	(6.7)	(13.8)	(4.6)	(5.4)
U.S. Insurance	(9.6)	(1.4)	(6.0)	1.6

Total loss and LAE development	$(10.9)	$3.4	$0.9	$5.7

The Americas division reported net increases in prior period loss estimates of $12.3 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the net increases in prior period loss estimates were $13.6 million and $2.2 million, respectively. The increase in prior period loss estimates for the six months ended June 30, 2009 was principally attributable to loss emergence greater than expectations in the period on general and professional liability business. The increase in prior period loss estimates for the six months ended June 30, 2008 was principally attributable to loss emergence greater than expectations in the period on asbestos. The increase in prior period loss estimates for the three months ended June 30, 2009 was principally attributable to loss emergence greater than expectations in the period on professional liability business. The increase in prior period loss estimates for the three months ended June 30, 2008 was principally attributable to loss emergence greater than expectations in the period on general liability business.

The EuroAsia division reported a net decrease in prior period loss estimates of $6.9 million for the six months ended June 30, 2009 and a net increase in prior period loss estimates of $12.0 million for the six months ended June 30, 2008. For the three months ended June 30, 2009, the net decrease in prior period loss estimates was $2.1 million, and for the three months ended June 30, 2008, the net increase in prior period loss estimates was $7.3 million. The decreases in prior period loss estimates for the six and three months ended June 30, 2009 were principally attributable to loss emergence lower than expectations in the period on miscellaneous property lines of business. The increases in prior period loss estimates for the six and three months ended June 30, 2008 were principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business.

The London Market division reported net decreases in prior period loss estimates of $6.7 million and $13.8 million for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the net decreases in prior period loss estimates were $4.6 million and $5.4 million, respectively. The decrease in prior period loss estimates for the six months ended June 30, 2009 was principally attributable to loss emergence lower than expectations in the period on liability, satellite and aviation business. The decreases in prior period loss estimates for the six and three months ended June 30, 2008 were principally attributable to loss emergence lower than expectations in the period on miscellaneous property lines of business. The decrease in prior period loss estimates for the three months ended June 30, 2009 was principally attributable to loss emergence lower than expectations in the period on liability and aviation business.

The U.S. Insurance division reported net decreases in prior period loss estimates of $9.6 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009, the net decrease in prior period loss estimates was $6.0 million, and for the three months ended June 30, 2008, the net increase in prior period loss estimates was $1.6 million. The decreases in prior period loss estimates for the six and three months ended June 30, 2009 were principally attributable to loss emergence lower than expectations in the period on miscellaneous and professional liability lines of business. The reduction in prior period loss estimates for the six months ended June 30, 2008 was principally attributable to loss emergence lower than expectations in the period on property business. The increase in prior period loss estimates for the three months ended June 30, 2008 was principally attributable to loss emergence greater than expectations in the period on auto business.

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

The following table summarizes, by type of reserve and division, the unpaid losses and LAE reserves as of June 30, 2009 and December 31, 2008. Case reserves represent unpaid claim reports provided by cedants and insureds to us plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of June 30, 2009			As of December 31, 2008
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
	(In millions)

Americas
Gross	$1,386.7	$1,318.1	$2,704.8	$1,429.5	$1,335.9	$2,765.4
Ceded	(176.5)	(109.9)	(286.4)	(182.5)	(123.0)	(305.5)

Net	1,210.2	1,208.2	2,418.4	1,247.0	1,212.9	2,459.9

EuroAsia
Gross	551.9	324.0	875.9	494.3	293.7	788.0
Ceded	(2.1)	(20.7)	(22.8)	(2.6)	(0.4)	(3.0)

Net	549.8	303.3	853.1	491.7	293.3	785.0

London Market
Gross	364.6	660.6	1,025.2	308.8	610.9	919.7
Ceded	(59.8)	(111.8)	(171.6)	(54.4)	(78.4)	(132.8)

Net	304.8	548.8	853.6	254.4	532.5	786.9

U.S. Insurance
Gross	248.5	549.3	797.8	200.6	576.8	777.4
Ceded	(74.8)	(183.6)	(258.4)	(55.3)	(193.6)	(248.9)

Net	173.7	365.7	539.4	145.3	383.2	528.5

Total
Gross	2,551.7	2,852.0	5,403.7	2,433.2	2,817.3	5,250.5
Ceded	(313.2)	(426.0)	(739.2)	(294.8)	(395.4)	(690.2)

Net	$2,238.5	$2,426.0	$4,664.5	$2,138.4	$2,421.9	$4,560.3

The provision for IBNR in unpaid losses and LAE as of June 30, 2009 was $2,426.0 million. For illustration purposes, a change in the expected loss ratio that increases the six months ended June 30, 2009 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $23.8 million. A change in loss emergence trends that increases unpaid losses and LAE at June 30, 2009 by 2.5% would increase IBNR by $116.6 million.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of June 30, 2009, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $220.3 million and $26.1 million, respectively. See Note 7 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred for the six and three months ended June 30, 2009 and 2008 (in millions):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Asbestos
Gross losses and LAE incurred	$—	$23.3	$—	$12.6
Net losses and LAE incurred	—	6.0	—	2.0
Environmental
Gross losses and LAE incurred	$—	$—	$—	$—
Net losses and LAE incurred	—	—	—	—

We did not incur net losses and LAE related to asbestos claims for the six and three months ended June 30, 2009. Net losses and LAE incurred for asbestos claims increased $6.0 million and $2.0 million for the six and three months ended June 30, 2008, respectively. We did not incur net losses and LAE related to environmental claims for the six and three months ended June 30, 2009 and 2008.

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

We seek to limit our net, after-tax probable maximum loss for a severe catastrophic event, defined as an occurrence with a return period of 250 years, to no more than 20% of our statutory surplus. Prior to 2009, this limit was 15% of statutory surplus. There can be no assurances that we will not incur losses greater than 20% of our statutory surplus from one or more catastrophic events due to the inherent uncertainties in (i) estimating the frequency and severity of such events, (ii) the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, (iii) the modeling techniques and the application of such techniques, and (iv) the values of securities in our investment portfolio, which may lead to volatility in our statutory surplus from period to period.

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

Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Premiums Written
Direct	$329.1	$369.5	$162.3	$177.1
Add: assumed	737.2	774.2	349.1	389.1
Less: ceded	127.5	122.4	51.6	62.7

Net	$938.8	$1,021.3	$459.8	$503.5

Premiums Earned
Direct	$334.0	$368.9	$164.5	$188.1
Add: assumed	747.6	760.4	381.8	378.4
Less: ceded	131.1	102.3	65.8	51.0

Net	$950.5	$1,027.0	$480.5	$515.5

The total amount of reinsurance recoverables on paid and unpaid losses as of June 30, 2009 and December 31, 2008 was $801.2 million and $773.2 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectibility of individual balances. The reserve for uncollectible recoverables as of both June 30, 2009 and December 31, 2008 was $44.5 million, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $4.5 million and $3.0 million as of June 30, 2009 and December 31, 2008, respectively, which has been netted against premiums receivable.

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Underwriting Results

Gross Premiums Written.  Gross premiums written for the six months ended June 30, 2009 decreased by $77.4 million, or 6.8%, to $1,066.3 million, compared to $1,143.7 million for the six months ended June 30, 2008, as reflected in the following table (in millions):

	Six Months
	Ended June 30,		Change
Division	2009	2008	$	%

Americas	$385.7	$364.2	$21.5	5.9%
EuroAsia	291.2	340.4	(49.2)	(14.5)
London Market	147.9	180.3	(32.4)	(18.0)
U.S. Insurance	241.5	258.8	(17.3)	(6.7)

Total gross premiums written	$1,066.3	$1,143.7	$(77.4)	(6.8)%

Total reinsurance gross premiums written for the six months ended June 30, 2009 were $737.2 million, compared to $774.2 million for 2008, a decrease of 4.8%. Total insurance gross premiums written for the six months ended June 30, 2009, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $329.1 million, compared to $369.5 million for 2008, a decrease of 10.9%. For the six months ended June 30, 2009, total reinsurance gross premiums written represented 69.1% (67.7% in 2008) of our business, while insurance represented the remaining 30.9% (32.3% in 2008) of our business.

Americas.  Gross premiums written in the Americas division for the six months ended June 30, 2009 were $385.7 million, an increase of $21.5 million, or 5.9%, compared to $364.2 million for the six months ended June 30, 2008. These amounts represented 36.2% of our gross premiums written for the six months ended June 30, 2009 and 31.8% for the six months ended June 30, 2008. Gross premiums written across each geographic region of the Americas division were as follows:

	Six Months
	Ended June 30,		Change
	2009	2008	$	%

United States	$289.4	$267.6	$21.8	8.1%
Latin America	77.7	75.0	2.7	3.6
Canada	18.6	21.4	(2.8)	(13.1)
Other	—	0.2	(0.2)	(100.0)

Total gross premiums written	$385.7	$364.2	$21.5	5.9%

•	United States — The increase in gross premiums written was primarily due to an increase in casualty business of $17.8 million, to $187.3 million, for the six months ended June 30, 2009, as compared to $169.5 million for the six months ended June 30, 2008.

•	Latin America — The increase in gross premiums written was primarily due to an increase in facultative business of $6.5 million, to $13.8 million, for the six months ended June 30, 2009, from $7.3 million for the six months ended June 30, 2008. The increase in facultative business was offset by a decrease in treaty business of $3.8 million.

•	Canada — The decrease in gross premiums written was primarily due to the movement in the Canadian dollar exchange rate between 2009 and 2008.

EuroAsia.  Gross premiums written in the EuroAsia division for the six months ended June 30, 2009 were $291.2 million, a decrease of $49.2 million, or 14.5%, compared to $340.4 million for the six months ended June 30, 2008. These amounts represented 27.3% of our gross premiums written for the six months ended June 30, 2009 and 29.8% in the corresponding period of 2008. The decrease in gross premiums written is principally comprised of

$35.4 million attributable to the movement in foreign exchange rates during 2009 compared to 2008 and $5.9 million due to a modification to our estimation method in June 2008. The modification to the estimating process impacted gross and net premiums written but had no effect on earned premium. Excluding the effects of the foreign exchange rate movement and the modification to the estimating process, gross premiums written would have decreased by $7.9 million.

London Market.  Gross premiums written in the London Market division for the six months ended June 30, 2009 were $147.9 million, a decrease of $32.4 million, or 18.0%, compared to $180.3 million for the six months ended June 30, 2008. These amounts represented 13.9% of our gross premiums written for the six months ended June 30, 2009 and 15.8% for the six months ended June 30, 2008. Gross premiums written across each unit of the London Market division were as follows:

	Six Months
	Ended June 30,		Change
	2009	2008	$	%

London branch	$60.3	$69.5	$(9.2)	(13.2)%
Newline and NICL	87.6	110.8	(23.2)	(20.9)

Total gross premiums written	$147.9	$180.3	$(32.4)	(18.0)%

The decrease in gross premiums written by the London branch was primarily attributable to marine and aviation business, which decreased by $5.1 million, or $23.8%, and casualty business, which decreased by $3.6 million, due to the non-renewal of business not meeting our underwriting standards.

The decrease in gross premiums written by Newline/NICL was primarily attributable to the timing of the placement of a medical professional liability contract for $20.0 million, combined with a decrease in financial lines and motor business.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the six months ended June 30, 2009 were $241.5 million, a decrease of $17.3 million, or 6.7%, compared to $258.8 million for the six months ended June 30, 2008. These amounts represented 22.6% of our gross premiums written for each of the six months ended June 30, 2009 and 2008. Gross premiums written by line of business were as follows:

	Six Months
	Ended June 30,		Change
	2009	2008	$	%

Professional liability	$61.3	$70.6	$(9.3)	(13.2)%
Property and package	57.4	52.4	5.0	9.5
Specialty liability	41.5	35.9	5.6	15.6
Medical professional liability	38.7	55.2	(16.5)	(29.9)
Commercial automobile	33.1	31.5	1.6	5.1
Personal automobile	9.5	13.2	(3.7)	(28.0)

Total gross premiums written	$241.5	$258.8	$(17.3)	(6.7)%

Gross premiums written related to property and package, specialty liability and commercial automobile increased for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, as a result of new business opportunities combined with premium growth within existing programs. The increases were more than offset by a reduction in gross premiums written resulting from the cancellation of certain business and the overall competitive market conditions.

Ceded Premiums Written.  Ceded premiums written for the six months ended June 30, 2009 increased by $5.1 million, or 4.2%, to $127.5 million (12.0% of gross premiums written), from $122.4 million (10.7% of gross premiums written) for the six months ended June 30, 2008. The increase in ceded premiums written was primarily related to an increase in the cost of reinsurance purchased for certain Newline business, as well as increased coverage purchased, and an increase in reinsurance purchased relating to the U.S. Insurance division.

Net Premiums Written.  Net premiums written for the six months ended June 30, 2009 decreased by $82.5 million, or 8.1%, to $938.8 million, from $1,021.3 million for the six months ended June 30, 2008, as reflected in the following table (in millions):

	Six Months
	Ended June 30,		Change
Division	2009	2008	$	%

Americas	$377.6	$357.2	$20.4	5.7%
EuroAsia	278.1	327.5	(49.4)	(15.1)
London Market	113.7	140.5	(26.8)	(19.1)
U.S. Insurance	169.4	196.1	(26.7)	(13.6)

Total net premiums written	$938.8	$1,021.3	$(82.5)	(8.1)%

Americas.  Net premiums written in the Americas division for the six months ended June 30, 2009 were $377.6 million, compared to $357.2 million for the 2008 period, an increase of 5.7%. These amounts represented 40.2% of our net premiums written for the six months ended June 30, 2009 and 35.0% for the six months ended June 30, 2008. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 97.9% for the six months ended June 30, 2009, compared to 98.1% for the six months ended June 30, 2008.

The increase in net premiums written in the Americas division was consistent with the 5.9% increase in gross premiums written related to the increase in casualty business, offset by a slight increase in ceded premiums written.

EuroAsia.  Net premiums written in the EuroAsia division for the six months ended June 30, 2009 were $278.1 million, compared to $327.5 million for 2008, a decrease of 15.1%. These amounts represented 29.6% of our net premiums written for the six months ended June 30, 2009 and 32.1% for the six months ended June 30, 2008. The net retention ratio for the six months ended June 30, 2009 was 95.5%, compared to 96.2% for the six months ended June 30, 2008.

The decrease in net premiums written was consistent with the decrease in gross premiums written, which was due to movements in foreign exchange rates and a modification to our estimation method in June 2008.

London Market.  Net premiums written in the London Market division for the six months ended June 30, 2009 were $113.7 million, compared to $140.5 million for 2008, a decrease of 19.1%. These amounts represented 12.1% of our net premiums written for the six months ended June 30, 2009 and 13.7% for the six months ended June 30, 2008.

The decrease in net premiums written consisted of a decrease in gross premiums written of $32.4 million, offset by a decrease in ceded premiums written of $5.6 million.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the six months ended June 30, 2009 were $169.4 million, compared to $196.1 million for the six months ended June 30, 2008, a decrease of 13.6%. These amounts represented 18.1% of our net premiums written for the six months ended June 30, 2009 and 19.2% for the six months ended June 30, 2008. The net retention ratio was 70.1% for the six months ended June 30, 2009, compared to 75.8% for the six months ended June 30, 2008.

The decrease in net premiums written consisted of a decrease in gross premiums written of $17.3 million, and an increase in ceded premiums written of $9.4 million.

Net Premiums Earned.  Net premiums earned for the six months ended June 30, 2009 decreased by $76.5 million, or 7.4%, to $950.5 million, from $1,027.0 million for the six months ended June 30, 2008. Net premiums earned increased by $17.8 million, or 4.7%, in the Americas division, offset by decreases of $41.9 million, or 20.8%, in the U.S. Insurance division, $31.3 million, or 21.2%, in the London Market division, and $21.1 million, or 7.1%, in the EuroAsia division.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $72.8 million, or 10.2%, to $639.5 million for the six months ended June 30, 2009, from $712.3 million for the six months ended June 30, 2008, as follows (in millions):

	Six Months
	Ended June 30,		Change
	2009	2008	$	%

Gross losses and LAE incurred	$743.8	$793.4	$(49.6)	(6.3)%
Less: ceded losses and LAE incurred	104.3	81.1	23.2	28.6

Net losses and LAE incurred	$639.5	$712.3	$(72.8)	(10.2)%

The decrease in net losses and LAE incurred was principally related to: (i) a decrease in loss exposure associated with a decrease in net premiums earned of $76.5 million, to $950.5 million for the six months ended June 30, 2009, from $1,027.0 million for the six months ended June 30, 2008, and (ii) a decrease in current year property catastrophe losses of $14.0 million, to $62.9 million for the six months ended June 30, 2009, from $76.9 million for the six months ended June 30, 2008. Losses and LAE for the six months ended June 30, 2009 included a decrease in prior period losses of $10.9 million, attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London Market and U.S. Insurance divisions. Losses and LAE for the six months ended June 30, 2008 included an increase in prior period losses of $3.4 million, attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas and EuroAsia divisions.

Ceded losses and LAE incurred increased $23.2 million, or 28.6%, to $104.3 million for the six months ended June 30, 2009, from $81.1 million for the six months ended June 30, 2008. This increase was principally attributable to increased loss cessions on property catastrophes.

The loss and LAE ratio for the six months ended June 30, 2009 and 2008 and the percentage point change for each of our divisions and in total are as follows:

	Six Months		Percentage
	Ended June 30,		Point
Division	2009	2008	Change

Americas	64.8%	66.0%	(1.2)
EuroAsia	73.1	78.7	(5.6)
London Market	62.9	61.5	1.4
U.S. Insurance	66.4	67.5	(1.1)

Total loss and LAE ratio	67.3%	69.4%	(2.1)

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the six months ended June 30, 2009 and 2008 (in millions):

Six Months Ended June 30, 2009

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$256.7	64.8%	$203.6	73.1%	$73.0	62.9%	$106.2	66.4%	$639.5	67.3%

Catastrophe Losses:
2009 Events:
Windstorm Klaus	—	—	50.0	18.0	—	—	—	—	50.0	5.2
Other 2009 events	5.5	1.4	5.9	2.1	1.5	1.3	—	—	12.9	1.4

Total 2009 events	5.5	1.4	55.9	20.1	1.5	1.3	—	—	62.9	6.6
Prior period events	(0.9)	(0.2)	(2.1)	(0.8)	5.2	4.5	0.6	0.4	2.8	0.3

Total catastrophe losses	4.6	1.2	53.8	19.3	6.7	5.8	0.6	0.4	65.7	6.9

Prior period loss development including prior period catastrophe losses	$12.3	3.1%	$(6.9)	(2.5)%	$(6.7)	(5.8)%	$(9.6)	(6.0)%	$(10.9)	(1.1)%

Six Months Ended June 30, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$249.5	66.0%	$235.8	78.7%	$90.7	61.5%	$136.3	67.5%	$712.3	69.4%

Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	13.0	4.3	—	—	—	—	13.0	1.3
China winter storm	—	—	29.1	9.7	—	—	—	—	29.1	2.8
Australia floods	9.5	2.5	1.8	0.6	—	—	—	—	11.3	1.1
China earthquake	—	—	9.0	3.0	—	—	—	—	9.0	0.9
Other 2008 events	9.7	2.6	3.6	1.3	1.2	0.8	—	—	14.5	1.4

Total 2008 events	19.2	5.1	56.5	18.9	1.2	0.8	—	—	76.9	7.5
Prior period events	(2.5)	(0.7)	1.6	0.5	1.8	1.2	—	—	0.9	0.1

Total catastrophe losses	16.7	4.4	58.1	19.4	3.0	2.0	—	—	77.8	7.6

Prior period loss development including prior period catastrophe losses	$6.6	1.7%	$12.0	4.0%	$(13.8)	(9.4)%	$(1.4)	(0.7)%	$3.4	0.3%

Americas Division — Losses and LAE increased $7.2 million, or 2.9%, to $256.7 million for the six months ended June 30, 2009, from $249.5 million for the six months ended June 30, 2008. This resulted in a loss and LAE ratio of 64.8% for the six months ended June 30, 2009, compared to 66.0% for the six months ended June 30, 2008. This increase in losses and LAE was principally attributable to an increase in loss exposure associated with an increase in net premiums earned of $17.8 million, to $395.9 million for the six months ended June 30, 2009, from $378.1 million for the six months ended June 30, 2008. Losses and LAE for the six months ended June 30, 2009 included current year property catastrophe losses of $5.5 million and an increase in prior period losses of $12.3 million, principally due to loss emergence greater than expectations in the period on general and professional liability business. Losses and LAE for the six months ended June 30, 2008 included current year property catastrophe losses of $19.2 million, with $9.5 million for the Australia floods, and an increase in prior period losses of $6.6 million, principally attributable to loss emergence greater than expectations in the period on asbestos.

EuroAsia Division — Losses and LAE decreased $32.2 million, or 13.7%, to $203.6 million for the six months ended June 30, 2009, from $235.8 million for the six months ended June 30, 2008. This resulted in a loss and LAE ratio of 73.1% for the six months ended June 30, 2009, compared to 78.7% for the six months ended June 30, 2008. This decrease in losses and LAE was principally due to a decrease in prior period losses of $18.9 million, to a decrease of $6.9 million for the six months ended June 30, 2009, from an increase of $12.0 million for the six months ended June 30, 2008. Losses and LAE for the six months ended June 30, 2009 included current year property catastrophe losses of $55.9 million, with $50.0 million attributable to Windstorm Klaus and a decrease in prior period losses of $6.9 million, principally due to loss emergence lower than expectations in the period on miscellaneous property lines of business. Losses and LAE for the six months ended June 30, 2008 included current year property catastrophe losses of $56.5 million, with $29.1 million for the China winter storm, $13.0 million for Windstorm Emma and $9.0 million for the China earthquake, and an increase in prior period losses of $12.0 million, principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business.

London Market Division — Losses and LAE decreased $17.7 million, or 19.5%, to $73.0 million for the six months ended June 30, 2009, from $90.7 million for the six months ended June 30, 2008. This resulted in a loss and LAE ratio of 62.9% for the six months ended June 30, 2009, compared to 61.5% for the six months ended June 30, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decline in net premiums earned of $31.3 million, to $116.1 million for the six months ended June 30, 2009, from $147.4 million for the six months ended June 30, 2008. Losses and LAE for the six months ended June 30, 2009 included current year property catastrophe losses of $1.5 million and a decrease in prior period losses of $6.7 million, principally attributable to loss emergence lower than expectations in the period on liability, satellite and aviation business. Losses and LAE for the six months ended June 30, 2008 included current year property catastrophe losses of $1.2 million and a decrease in prior period losses of $13.8 million, principally due to loss emergence lower than expectations in the period on miscellaneous property lines of business.

U.S. Insurance Division — Losses and LAE decreased $30.1 million, or 22.1%, to $106.2 million for the six months ended June 30, 2009, from $136.3 million for the six months ended June 30, 2008. This resulted in a loss and LAE ratio of 66.4% for the six months ended June 30, 2009, compared to 67.5% for the six months ended June 30, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decline in net premiums earned of $41.9 million, to $160.0 million for the six months ended June 30, 2009, from $201.9 million for the six months ended June 30, 2008. Losses and LAE for the six months ended June 30, 2009 included a decrease in prior period losses of $9.6 million, principally attributable to loss emergence lower than expectations in the period on miscellaneous and professional liability lines of business. Losses and LAE for the six months ended June 30, 2008 included a decrease in prior period losses of $1.4 million, principally due to favorable loss emergence in the period on property business.

Acquisition Costs.  Acquisition costs for the six months ended June 30, 2009 were $190.8 million, a decrease of $22.4 million or 10.5%, compared to $213.2 million for the six months ended June 30, 2008. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.1% for the six months ended June 30, 2009, compared to 20.8% for the six months ended June 30, 2008, a decrease of 0.7 points. The Americas, EuroAsia, London Market and U.S. Insurance divisions’ acquisition ratios decreased by 0.6 points, 0.5 points, 0.1 points and 2.6 points, respectively, for the six months ended June 30, 2009 compared to the corresponding period in 2008.

Other Underwriting Expenses.  Other underwriting expenses for the six months ended June 30, 2009 were $87.1 million, compared to $86.4 million for the six months ended June 30, 2008. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 9.1% for the six months ended June 30, 2009, compared to 8.4% for the corresponding period in 2008. The increase in the other underwriting expenses ratio was principally attributable to a decrease in net premiums earned of $76.5 million, with no corresponding change in underwriting expenses.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the six months ended June 30, 2009 and 2008 for each of our divisions:

	Six Months		Percentage
	Ended June 30,		Point
Division	2009	2008	Change

Americas	31.4%	32.9%	(1.5)
EuroAsia	24.7	26.0	(1.3)
London Market	28.7	28.5	0.2
U.S. Insurance	32.4	27.5	4.9

Total acquisition costs and other underwriting expense ratio	29.2%	29.1%	0.1

Our combined ratio was 96.5% for the six months ended June 30, 2009, compared to 98.5% for the six months ended June 30, 2008. The following table reflects the combined ratio for the six months ended June 30, 2009 and 2008 for each of our divisions:

	Six Months		Percentage
	Ended June 30,		Point
Division	2009	2008	Change

Americas	96.2%	98.9%	(2.7)
EuroAsia	97.8	104.7	(6.9)
London Market	91.6	90.0	1.6
U.S. Insurance	98.8	95.0	3.8

Total combined ratio	96.5%	98.5%	(2.0)

Investment Results

Net Investment Income.  Net investment income for the six months ended June 30, 2009 increased by $22.6 million, or 16.4%, to $160.4 million, from $137.8 million for the six months ended June 30, 2008. Net investment income was comprised of gross investment income of $171.2 million less investment expenses of $10.8 million for the six months ended June 30, 2009, compared to gross investment income of $161.0 million less investment expenses of $23.2 million for the six months ended June 30, 2008. The increase in net investment income for the six months ended June 30, 2009 was primarily attributable to the following:

•	investment income from fixed income securities was $121.9 million for the six months ended June 30, 2009, an increase of $23.5 million, or 24.0%, compared to the corresponding period in 2008;

•	an increase of $18.2 million, or 131.7%, in net investment income from equity investments for the six months ended June 30, 2009, compared to the corresponding period in 2008. Net income of common stocks, at equity, increased by $0.9 million, along with an increase in dividends on common stocks of $17.3 million;

•	a decrease in investment expenses of $12.4 million for the six months ended June 30, 2009, compared to the corresponding period in 2008, which was primarily due to the expense related to total return swaps that were closed out during the fourth quarter of 2008; offset by:

•	a decrease in net investment income from short-term investments and cash of $25.3 million, or 76.8%, for the six months ended June 30, 2009, compared to the corresponding period in 2008;

•	a decrease in net investment income from other invested assets of $6.3 million, or 39.2%, for the six months ended June 30, 2009, compared to the corresponding period in 2008.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balance was 4.1% and 3.6% for the six months ended June 30, 2009 and 2008, respectively. The total effective annualized yield on average invested assets is calculated by dividing annualized six months’ income by six months’ average invested assets (computed using average amortized cost for fixed income securities and average carrying value for all other securities).

Net Realized Investment Gains.  Net realized investment losses of $44.2 million for the six months ended June 30, 2009 decreased by $412.8 million, from net realized investment gains of $368.6 million for the six months ended June 30, 2008. The decrease in net realized investment gains was principally due to the following:

•	a decrease in net realized investment gains on derivative securities of $313.9 million, primarily attributable to prior year gains on total return swaps that were closed out in the fourth quarter of 2008, and prior year gains on credit default swaps, with decreased holdings in the current period;

•	a decrease in net realized investment gains on fixed income securities of $14.0 million;

•	a decrease in net mark-to-market realized investment gains of $12.8 million on short positions, which were closed out during the second quarter of 2008;

•	increased net realized investment losses on equity securities of $79.2 million, which include other-than-temporary write-downs of equity securities of $123.1 million during the six months ended June 30, 2009, compared to $35.7 million in realized investment losses for the six months ended June 30, 2008; partially offset by:

•	an increase in foreign exchange realized investment gains on short-term investments, cash and cash equivalents of $7.1 million, resulting from the strengthening of the U.S. dollar compared to foreign currencies.

During the six months ended June 30, 2009, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $126.7 million, relating to equity securities of $123.1 million, fixed income securities of $3.4 million and preferred stock of $0.2 million. During the six months ended June 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $41.2 million, relating to fixed income securities of $5.0 million, equity securities of $35.7 million and preferred stock of $0.5 million. Other-than temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Income/Expenses, Net.  Other income, net, for the six months ended June 30, 2009 was $11.3 million as compared to other expenses, net of $19.2 million for the six months ended June 30, 2008. The other income/expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The change of $30.5 million for the six months ended June 30, 2009 compared to 2008 was primarily due to foreign exchange related adjustments.

Interest Expense.  We incurred interest expense related to our debt obligations of $15.9 million and $17.4 million for the six months ended June 30, 2009 and 2008, respectively. The lower amount of interest expense in 2009 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the six months ended June 30, 2009 decreased by $139.7 million, to $27.3 million, compared to $167.0 million for the six months ended June 30, 2008, resulting from decreased pre-tax income and an increase in tax-exempt income from municipal securities. Our effective tax rates were 18.9% and 34.4% for the six months ended June 30, 2009 and 2008, respectively.

Preferred Dividends and Repurchases.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $2.7 million and $3.7 million for the six months ended June 30, 2009 and 2008, respectively. During the first quarter of 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the repurchase of the Series B preferred shares, we recorded a gain of $8.0 million for the six months ended June 30, 2009.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Underwriting Results

Gross Premiums Written.  Gross premiums written for the three months ended June 30, 2009 decreased by $54.8 million, or 9.7%, to $511.4 million, compared to $566.2 million for the three months ended June 30, 2008, as reflected in the following table (in millions):

	Three Months Ended
	June 30,		Change
Division	2009	2008	$	%

Americas	$190.4	$174.6	$15.8	9.0%
EuroAsia	130.9	182.5	(51.6)	(28.3)
London Market	75.0	79.2	(4.2)	(5.3)
U.S. Insurance	115.1	129.9	(14.8)	(11.4)

Total gross premiums written	$511.4	$566.2	$(54.8)	(9.7)%

Total reinsurance gross premiums written for the three months ended June 30, 2009 were $349.1 million, compared to $389.1 million for 2008, a decrease of 10.3%. Total insurance gross premiums written for the three months ended June 30, 2009, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $162.3 million, compared to $177.1 million for 2008, a decrease of 8.4%. For the three months ended June 30, 2009, total reinsurance gross premiums written represented 68.3% (68.7% in 2008) of our business, while insurance represented the remaining 31.7% (31.3% in 2008).

Americas.  Gross premiums written in the Americas division for the three months ended June 30, 2009 were $190.4 million, an increase of $15.8 million, or 9.0%, compared to $174.6 million for the three months ended June 30, 2008. These amounts represented 37.2% of our gross premiums written for the three months ended June 30, 2009 and 30.8% for the three months ended June 30, 2008. Gross premiums written across each geographic region of the Americas division were as follows:

	Three Months Ended
	June 30,		Change
Division	2009	2008	$	%

United States	$139.6	$126.3	$13.3	10.5%
Latin America	41.2	37.2	4.0	10.8
Canada	9.6	11.1	(1.5)	(13.5)

Total gross premiums written	$190.4	$174.6	$15.8	9.0%

•	United States — The increase in gross premiums written was primarily due to an increase in casualty business of $14.0 million, to $88.4 million for the three months ended June 30, 2009, from $74.4 million for the three months ended June 30, 2008.

•	Latin America — The increase in gross premiums written was primarily due to an increase in facultative business of $5.6 million, to $8.8 million, for the three months ended June 30, 2009, from $3.2 million for the three months ended June 30, 2008. This was partially offset by a decrease in treaty business of $1.6 million, to $32.4 million, for the three months ended June 30, 2009, from $34.0 million for the three months ended June 30, 2008.

•	Canada — The decrease in gross premiums written was primarily due to the movement in the Canadian dollar exchange rate between 2009 and 2008.

EuroAsia.  Gross premiums written in the EuroAsia division for the three months ended June 30, 2009 were $130.9 million, a decrease of $51.6 million, or 28.3%, compared to $182.5 million for the three months ended June 30, 2008. These amounts represented 25.6% of our gross premiums written for the three months ended June 30, 2009 and 32.2% in the corresponding period of 2008. The decrease in gross premiums written was comprised of $30.6 million due to a modification of our estimating method in June 2008 and $19.6 million attributable to the movement in foreign exchange rates during 2009 compared to 2008. The modification to the estimation process impacted gross and net premiums written but had no effect on earned premiums. Excluding the effects of the foreign exchange rate movement and the modification to the estimating process, gross premiums written would have decreased by $1.4 million.

London Market.  Gross premiums written in the London Market division for the three months ended June 30, 2009 were $75.0 million, a decrease of $4.2 million, or 5.3%, compared to $79.2 million for the three months ended June 30, 2008. These amounts represented 14.7% of our gross premiums written for the three months ended June 30, 2009 and 14.0% for the three months ended June 30, 2008. Gross premiums written across each unit of the London Market division were as follows:

	Three Months
	Ended June 30,		Change
Division	2009	2008	$	%

London branch	$27.8	$32.0	$(4.2)	(13.1)%
Newline and NICL	47.2	47.2	—	—

Total gross premiums written	$75.0	$79.2	$(4.2)	(5.3)%

The decrease in gross premiums written by the London branch was primarily attributable to property business of $2.4 million and casualty business of $2.1 million, offset by an increase in marine and aviation business of $0.3 million.

The decrease in gross premiums written by Newline/NICL was primarily attributable to financial lines of $1.6 million and motor of $1.7 million, offset by an increase in medical professional liability of $3.3 million.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the three months ended June 30, 2009 were $115.1 million, a decrease of $14.8 million, or 11.4%, compared to $129.9 million for the three months ended June 30, 2008. These amounts represented 22.5% and 23.0% of our gross premiums written for the three month periods ended June 30, 2009 and 2008, respectively. Gross premiums written for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months
	Ended June 30,		Change
	2009	2008	$	%

Professional liability	$33.4	$37.0	$(3.6)	(9.7)%
Property and package	31.4	34.8	(3.4)	(9.8)
Commercial automobile	16.5	18.3	(1.8)	(9.8)
Medical professional liability	15.9	20.4	(4.5)	(22.1)
Specialty liability	13.0	12.7	0.3	2.4
Personal automobile	4.9	6.7	(1.8)	(26.9)

Total gross premiums written	$115.1	$129.9	$(14.8)	(11.4)%

Gross premiums written decreased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as a result of the cancellation of certain business and the overall competitive market conditions.

Ceded Premiums Written.  Ceded premiums written for the three months ended June 30, 2009 decreased by $11.1 million, or 17.7%, to $51.6 million (10.1% of gross premiums written), from $62.7 million (11.1% of gross premiums written) for the three months ended June 30, 2008. The decrease in ceded premiums written was primarily related to our insurance operations and corresponds with the decrease in gross premiums written in those operations.

Net Premiums Written.  Net premiums written for the three months ended June 30, 2009 decreased by $43.7 million, or 8.7%, to $459.8 million, from $503.5 million for the three months ended June 30, 2008, as reflected in the following table (in millions):

	Three Months
	Ended June 30,		Change
Division	2009	2008	$	%

Americas	$186.9	$172.0	$14.9	8.7%
EuroAsia	124.5	176.6	(52.1)	(29.5)
London Market	61.2	56.5	4.7	8.3
U.S. Insurance	87.2	98.4	(11.2)	(11.4)

Total net premiums written	$459.8	$503.5	$43.7	8.7%

Americas.  Net premiums written in the Americas division for the three months ended June 30, 2009 were $186.9 million, compared to $172.0 million for the 2008 period, an increase of 8.7%. These amounts represented 40.6% of our net premiums written for the three months ended June 30, 2009 and 34.2% for the three months ended June 30, 2008. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 98.2% for the three months ended June 30, 2009, compared to 98.5% for the three months ended June 30, 2008.

The increase in net premiums written in the Americas division was consistent with the 9.0% increase in gross premiums written related to the increases in casualty treaty and facultative business.

EuroAsia.  Net premiums written in the EuroAsia division for the three months ended June 30, 2009 were $124.5 million, compared to $176.6 million for 2008, a decrease of 29.5%. These amounts represented 27.1% of our net premiums written for the three months ended June 30, 2009 and 35.1% for the three months ended June 30, 2008. The net retention ratio for the three months ended June 30, 2009 was 95.1%, compared to 96.8% for the three months ended June 30, 2008.

The decrease in net premiums written was consistent with the decrease in gross premiums written, which was due to movements in foreign exchange rates and a modification to our estimation method in June 2008.

London Market.  Net premiums written in the London Market division for the three months ended June 30, 2009 were $61.2 million, compared to $56.5 million for 2008, an increase of 8.3%. These amounts represented 13.3% of our net premiums written for the three months ended June 30, 2009 and 11.2% for the three months ended June 30, 2008.

The increase in net premiums written was comprised of a decrease in gross premiums written of $4.2 million combined with a decrease in ceded premiums written of $8.9 million.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the three months ended June 30, 2009 were $87.2 million, compared to $98.4 million for the three months ended June 30, 2008, a decrease of 11.4%. These amounts represented 19.0% of our net premiums written for the three months ended June 30, 2009 and 19.5% for the three months ended June 30, 2008. The net retention ratio was 75.8% for both the three months ended June 30, 2009 and 2008.

The decrease in net premiums written resulted from a decrease in gross premiums written of $14.8 million, offset by a decrease in ceded premiums written of $3.6 million.

Net Premiums Earned.  Net premiums earned for the three months ended June 30, 2009 decreased by $35.0 million, or 6.8%, to $480.5 million, from $515.5 million for the three months ended June 30, 2008. Net premiums earned decreased by $16.0 million, or 10.3%, in the EuroAsia division, $9.0 million, or 12.7%, in the London Market division and $29.0 million, or 27.1%, in the U.S. Insurance division, offset by an increase of $19.0 million, or 10.5%, in the Americas division.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $38.2 million, or 10.6%, to $321.9 million for the three months ended June 30, 2009, from $360.1 million for the three months ended June 30, 2008, as follows (in millions):

	Three Months Ended
	June 30,		Change
	2009	2008	$	%

Gross losses and LAE incurred	$390.9	$403.0	$(12.1)	(3.0)%
Less: ceded losses and LAE incurred	69.0	42.9	26.1	60.8

Net losses and LAE incurred	$321.9	$360.1	$(38.2)	(10.6)%

The decrease in net losses and LAE incurred was principally related to: (i) a decrease in loss exposure associated with a decrease in net premiums earned of $35.0 million, to $480.5 million for the three months ended June 30, 2009, from $515.5 million for the three months ended June 30, 2008, and (ii) a decrease in current year property catastrophe losses of $23.9 million, to $15.2 million for the three months ended June 30, 2009, from $39.1 million for the three months ended June 30, 2008. Losses and LAE for the three months ended June 30, 2009 included an increase in prior period losses of $0.9 million, attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division. Losses and LAE for the three months ended June 30, 2008 included an increase in prior period losses of $5.7 million, attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas, EuroAsia and U.S. Insurance divisions.

Ceded losses and LAE incurred increased $26.1 million, or 60.8%, to $69.0 million for the three months ended June 30, 2009, from $42.9 million for the three months ended June 30, 2008. This increase was principally attributable to increased loss cessions on property catastrophes.

The loss and LAE ratio for the three months ended June 30, 2009 and 2008 and the percentage point change for each of our divisions and in total are as follows:

	Three Months Ended		Percentage
	June 30,		Point
Division	2009	2008	Change

Americas	69.4%	65.0%	4.4
EuroAsia	66.3	79.9	(13.6)
London Market	62.2	60.2	2.0
U.S. Insurance	66.0	69.8	(3.8)

Total loss and LAE ratio	67.0%	69.8%	(2.8)

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended June 30, 2009 and 2008 (in millions):

Three Months Ended June 30, 2009

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$139.3	69.4%	$92.9	66.3%	$38.4	62.2%	$51.3	66.0%	$321.9	67.0%

Catastrophe Losses:
2009 Events:
Windstorm Klaus	—	—	6.1	4.3	—	—	—	—	6.1	1.3
Other 2009 events	2.4	1.2	5.6	4.0	1.1	1.8	—	—	9.1	1.9

Total 2009 events	2.4	1.2	11.7	8.3	1.1	1.8	—	—	15.2	3.2
Prior period events	(1.6)	(0.8)	(4.2)	(3.0)	(0.3)	(0.5)	—	—	(6.1)	(1.3)

Total catastrophe losses	0.8	0.4	7.5	5.3	0.8	1.3	—	—	9.1	1.9

Prior period loss development including prior period catastrophe losses	$13.6	6.8%	$(2.1)	(1.5)%	$(4.6)	(7.5)%	$(6.0)	(7.7)%	$0.9	0.2%

Three Months Ended June 30, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$118.1	65.0%	$125.0	79.9%	$42.5	60.2%	$74.5	69.8%	$360.1	69.8%

Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	0.5	0.3	—	—	—	—	0.5	0.1
China winter storm	—	—	19.1	12.2	—	—	—	—	19.1	3.7
Australia floods	—	—	(0.5)	(0.3)	—	—	—	—	(0.5)	(0.1)
China earthquake	—	—	9.0	5.8	—	—	—	—	9.0	1.7
Other 2008 events	7.7	4.3	3.0	1.8	0.3	0.4	—	—	11.0	2.2

Total 2008 events	7.7	4.3	31.1	19.8	0.3	0.4	—	—	39.1	7.6
Prior period events	(1.2)	(0.7)	1.5	1.0	(0.1)	(0.1)	—	—	0.2	—

Total catastrophe losses	6.5	3.6	32.6	20.8	0.2	0.3	—	—	39.3	7.6

Prior period loss development including prior period catastrophe losses	$2.2	1.2%	$7.3	4.7%	$(5.4)	(7.6)%	$1.6	1.5%	$5.7	1.1%

Americas Division — Losses and LAE increased $21.2 million, or 18.0%, to $139.3 million for the three months ended June 30, 2009, from $118.1 million for the three months ended June 30, 2008. This resulted in a loss and LAE ratio of 69.4% for the three months ended June 30, 2009, compared to 65.0% for the three months ended June 30, 2008. This increase in losses and LAE was principally due to an increase in loss exposure associated with an increase in net premiums earned of $19.0 million, to $200.7 million for the three months ended June 30, 2009, from $181.7 million for the three months ended June 30, 2008. Losses and LAE for the three months ended June 30, 2009 included current year property catastrophe losses of $2.4 million and an increase in prior period losses of $13.6 million, principally attributable to loss emergence greater than expectations in the period on professional liability business. Losses and LAE for the three months ended June 30, 2008 included current year property catastrophe losses of $7.7 million and an increase in prior period losses of $2.2 million, principally attributable loss to emergence greater than expectations in the period on general liability business.

EuroAsia Division — Losses and LAE decreased $32.1 million, or 25.7%, to $92.9 million for the three months ended June 30, 2009, from $125.0 million for the three months ended June 30, 2008. This resulted in a loss and LAE ratio of 66.3% for the three months ended June 30, 2009, compared to 79.9% for the three months ended June 30, 2008. This decrease in losses and LAE was principally due to a decrease in current year property catastrophe losses of $19.4 million, to $11.7 million for the three months ended June 30, 2009, from $31.1 million for the three months ended June 30, 2008. Losses and LAE for the three months ended June 30, 2009 included $6.1 million for Windstorm Klaus and a decrease in prior period losses of $2.1 million, principally attributable to loss emergence lower than expectations in the period on miscellaneous property lines of business. Losses and LAE for the three months ended June 30, 2008 included $19.1 million for the China winter storm, $9.0 million for the China earthquake and an increase in prior period losses of $7.3 million, principally attributable to loss emergence greater than expectations in the period on non-catastrophe property business.

London Market Division — Losses and LAE decreased $4.1 million, or 9.6%, to $38.4 million for the three months ended June 30, 2009, from $42.5 million for the three months ended June 30, 2008. This resulted in a loss and LAE ratio of 62.2% for the three months ended June 30, 2009, compared to 60.2% for the three months ended June 30, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decrease in net premiums earned of $9.0 million, to $61.7 million for the three months ended June 30, 2009, from $70.7 million for the three months ended June 30, 2008. Losses and LAE for the three months ended June 30, 2009 included current year property catastrophe losses of $1.1 million and a decrease in prior period losses of $4.6 million, principally due to loss emergence lower than expectations in the period on liability and aviation business. Losses and LAE for the three months ended June 30, 2008 included current year property catastrophe losses of $0.3 million and a decrease in prior period losses of $5.4 million, principally due to favorable loss emergence in the period on miscellaneous property lines of business.

U.S. Insurance Division — Losses and LAE decreased $23.2 million, or 31.1%, to $51.3 million for the three months ended June 30, 2009, from $74.5 million for the three months ended June 30, 2008. This resulted in a loss and LAE ratio of 66.0% for the three months ended June 30, 2009, compared to 69.8% for the three months ended June 30, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decrease in net premiums earned of $29.0 million, to $77.8 million for the three months ended June 30, 2009, from $106.8 million for the three months ended June 30, 2008. Losses and LAE for the three months ended June 30, 2009 included a decrease in prior period losses of $6.0 million, principally due to loss emergence lower than expectations in the period on miscellaneous and professional liability lines of business. Losses and LAE for the three months ended June 30, 2008 included an increase in prior period losses of $1.6 million, principally due to unfavorable loss emergence in the period on auto business.

Acquisition Costs.  Acquisition costs for the three months ended June 30, 2009 were $97.8 million, a decrease of $7.2 million, or 6.9%, compared to $105.0 million for the three months ended June 30, 2008. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 20.4% for both the three months ended June 30, 2009 and 2008. The EuroAsia and U.S. Insurance divisions’ acquisition expense ratios decreased by 0.9 points and 1.2 points, respectively, for the three months ended June 30, 2009 compared to the corresponding period in 2008. The Americas and London Market divisions’ acquisition ratios increased by 0.7 points and 0.1 points, respectively.

Other Underwriting Expenses.  Other underwriting expenses for the three months ended June 30, 2009 were $44.0 million, compared to $43.6 million for the three months ended June 30, 2008. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 9.2% for the three months ended June 30, 2009, compared to 8.5% for the corresponding period in 2008. The increase in other underwriting expense ratio was attributable to a decrease in net premiums earned of $35.1 million, with no corresponding change in underwriting expenses.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended June 30, 2009 and 2008 for each of our divisions:

	Three Months Ended		Percentage
	June 30,		Point
Division	2009	2008	Change

Americas	31.7%	32.8%	(1.1)
EuroAsia	24.2	26.1	(1.9)
London Market	29.0	30.1	(1.1)
U.S. Insurance	33.8	25.3	8.5

Total acquisition costs and other underwriting expense ratio	29.5%	28.9%	0.6

Our combined ratio was 96.5% for the three months ended June 30, 2009, compared to 98.7% for the three months ended June 30, 2008. The following table reflects the combined ratio for the three months ended June 30, 2009 and 2008 for each of our divisions:

	Three Months Ended		Percentage
	June 30,		Point
Division	2009	2008	Change

Americas	101.1%	97.8%	3.3
EuroAsia	90.5	106.0	(15.5)
London Market	91.2	90.3	0.9
U.S. Insurance	99.8	95.1	4.7

Total combined ratio	96.5%	98.7%	(2.2)

Investment Results

Net Investment Income.  Net investment income for the three months ended June 30, 2009 increased by $28.3 million, or 43.7%, to $93.0 million, from $64.7 million for the three months ended June 30, 2008. Net investment income was comprised of gross investment income of $98.4 million less investment expenses of $5.4 million for the three months ended June 30, 2009, compared to gross investment income of $77.2 million less investment expenses of $12.5 million for the three months ended June 30, 2008. The increase in net investment income for the three months ended June 30, 2009 was primarily attributable to the following:

•	an increase in investment income from fixed income securities of $15.0 million, or 29.9%, for the three months ended June 30, 2009, compared to the corresponding period in 2008;

•	an increase of $9.8 million in net investment income from equity investments for the three months ended June 30, 2009, compared to the corresponding period in 2008. Net income of common stocks, at equity, increased by $1.8 million, while dividends on common stocks increased by $8.0 million;

•	an increase in income from other invested assets of $8.5 million for the three months ended June 30, 2009, compared to the corresponding period in 2008, which was primarily comprised of income from hedge funds and private equity funds accounted for under the equity method of accounting;

•	a decrease in investment expenses of $7.0 million for the three months ended June 30, 2009, compared to the corresponding period in 2008, which was primarily due to the expense related to total return swaps that were closed out during the fourth quarter of 2008; offset by:

•	a decrease in investment income from short-term investments and cash of $12.1 million, or 81.4%, for the three months ended June 30, 2009, compared to the corresponding period in 2008, which was representative of a shift from shorter term to longer term investments and a decrease in short-term interest rates from the same period.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances was 4.9% and 3.3% for the three months ended June 30, 2009 and 2008, respectively. The total effective annualized yield on average invested assets is calculated by dividing annualized quarterly income by quarterly average invested assets (computed using average amortized cost for fixed income securities and average carrying value for all other securities).

Net Realized Investment Gains.  Net realized investment gains of $55.2 million for the three months ended June 30, 2009 increased by $9.6 million, from $45.6 million for the three months ended June 30, 2008. The increase in net realized investment gains was principally comprised of the following:

•	higher net realized investment gains on fixed income securities of $78.3 million;

•	an increase in foreign exchange realized investment gains on short-term investments, cash and cash equivalents of $35.3 million resulting from the weakening of the U.S. dollar compared to foreign currencies;

•	an increase in net mark-to-market realized investment gains of $4.7 million on short positions that were closed out during the second quarter of 2008;

•	an increase in net realized investment gains on other invested assets of $8.4 million; offset by:

•	a decrease in net realized investment gains on derivative securities of $82.3 million, primarily attributable to a decrease in net realized investment gains on credit default swaps and total return swaps and increased losses from forward currency contracts; and

•	lower net realized investment gains on equity securities of $34.6 million, which include other-than-temporary write-downs of equity securities of $44.9 million during the three months ended June 30, 2009 compared to $0.3 million for the three months ended June 30, 2008.

During the three months ended June 30, 2009, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $45.3 million relating to equity securities of $44.9 million, fixed income securities of $0.2 million and preferred stock of $0.2 million. During the three months ended June 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $0.3 million relating to equity securities. Other-than-temporary impairments reflect situations where the fair value was below the cost of the security, and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Income/Expenses, Net.  Other income, net, for the three months ended June 30, 2009 was $15.5 million as compared to other expenses, net of $8.1 million for the three months ended June 30, 2008. Other income/expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The change of $23.6 million for the three months ended June 30, 2009 compared to 2008 was primarily due to foreign exchange related adjustments.

Interest Expense.  We incurred interest expense related to our debt obligations of $7.8 million and $8.4 million for the three months ended June 30, 2009 and 2008, respectively. The lower amount of interest expense in 2009 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the three months ended June 30, 2009 increased by $15.7 million, to $49.4 million, compared to $33.7 million for the three months ended June 30, 2008, resulting from an increase in pre-tax income. Our effective tax rates were 28.6% and 33.5% for the three months ended June 30, 2009 and 2008, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $1.3 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our shareholders’ equity increased by $310.7 million, or 11.0%, to $3,138.4 million as of June 30, 2009, from $2,827.7 million as of December 31, 2008, due to net income of $117.3 million, a gain on the repurchase of our Series B preferred shares of $8.0 million, an increase in net unrealized appreciation on securities of $271.2 million and foreign currency translation adjustments of $1.2 million (both components of accumulated other comprehensive income). Offsetting these increases were the repurchase of $47.5 million of our common shares, the repurchase of $17.2 million of our Series B preferred shares, and dividends to our preferred and common shareholders of $11.6 million. Our book value per common share was $51.90 as of June 30, 2009, representing an increase of $6.53, or 14.4%, from our book value per common share of $45.37 as of December 31, 2008.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, which is used in our book value per common share calculation. We believe this presentation may be useful to investors who utilize common shareholders’ equity in their book value per share calculation.

	As of	As of
	June 30,	December 31,
	2009	2008
	(In millions, except share
	and per share amounts)

Total shareholders’ equity	$3,138.4	$2,827.7
Less: shareholders’ equity related to preferred stock	77.2	94.4

Total common shareholders’ equity	$3,061.2	$2,733.3

Common shares outstanding	58,980,352	60,242,949

Book value per common share	$51.90	$45.37

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. Holding company cash, cash equivalents and short-term investments equaled $53.8 million as of June 30, 2009, compared to $23.9 million as of December 31, 2008. As of August 6, 2009, the holding company has received dividends from Odyssey America of $150.0 million during 2009, which was the primary driver of the increase in holding company cash, cash equivalents and short-term investments, and $410.0 million for the year ended December 31, 2008. During the remainder of 2009, Odyssey America can pay dividends to the holding company of $394.8 million without prior regulatory approval.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which primarily result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate or increase due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.2 billion during 2009. The timing and certainty of associated reinsurance collections that may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of June 30, 2009, our operating subsidiaries maintained cash and cash equivalents of $848.1 million and short-term investments of $505.7 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration or increase in claim payments, or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 92.3% of our total reinsurance recoverables as of June 30, 2009, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of June 30, 2009, net of the reserve for uncollectible reinsurance, was $62.0 million. The top ten reinsurers measured on total reinsurance recoverables represented $34.2 million, or 55.2% of the total paid loss recoverable, of which $3.6 million is collateralized and the remaining $30.6 million is with highly rated companies. The remaining $27.8 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $4.1 million net of the reserve on uncollectible reinsurance.

Approximately $36.2 million of our total reinsurance paid recoverable is current billings, and $25.8 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.

Cash used by operations was $77.7 million for the six months ended June 30, 2009, compared to cash provided by operations of $122.5 million for the six months ended June 30, 2008, principally due to the increase in tax payments during 2009. This reflects a decrease in cash provided by operations of $200.2 million, or 163.4%, over the corresponding period of 2008. Tax payments during the six months ended June 30, 2009 increased by $153.5 million compared to the six months ended June 30, 2008, primarily due to the recognition for tax purposes of realized investment gains during the fourth quarter of 2008 on closed credit default and total return swaps.

Total investments and cash amounted to $8.1 billion as of June 30, 2009, an increase of $197.5 million compared to December 31, 2008. Our average invested assets were $8.0 billion for the six months ended June 30, 2009, compared to $7.8 billion for the six months ended June 30, 2008. It is anticipated that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 17.4% and 25.1% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of June 30, 2009 and December 31, 2008, respectively. Total fixed income securities were $4.5 billion as of June 30, 2009, compared to $3.9 billion as of December 31, 2008. As of June 30, 2009, 69.0% of our fixed income portfolio was rated “AAA”, with 12.2% of securities rated below investment grade. The duration of our investment portfolio, including short-term investments, cash and cash equivalents, was 7.7 years.

Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of June 30, 2009 and December 31, 2008, we had receivables for securities sold of $108.7 million and $6.3 million, respectively, which are included in other assets, and payables for securities purchased of $22.8 million and $126.6 million, respectively, which are included in other liabilities.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C, due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the six months ended June 30, 2009 and 2008, the average annual interest rate on the Series C Notes was 4.05% and 6.20%, respectively.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million.

The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the six months ended June 30, 2009 and 2008, the average annual interest rate on each series of notes was 3.74% and 5.90%, respectively.

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

On July 13, 2007, we entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. Wachovia’s parent corporation was acquired by Wells Fargo & Company effective December 31, 2008. The Credit Agreement provides for a five-year credit facility of $200.0 million, $100.0 million of which is available for direct, unsecured borrowings by us, and all of which is available for the issuance of secured letters of credit. The Credit Agreement contains an option that permits us to request an increase in the aggregate amount of the facility by an amount up to $100.0 million, to a maximum facility size of $300.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. The Credit Agreement is for working capital and other corporate purposes, including the issuance of letters of credit to support our insurance and reinsurance business. As of June 17, 2009, the Credit Agreement was amended to explicitly permit us to pledge collateral to secure our obligations under swap agreements, subject to certain financial limitations, in the event that such collateral is required by the counterparty or counterparties.

As of June 30, 2009, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at our option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if our debt rating changes.

During March 2009, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective automatically upon filing. The registration statement provides for the offer and sale by us, from time to time, of debt and equity securities.

Our Board of Directors authorized a share repurchase program whereby we are authorized to repurchase shares of our common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the six months ended June 30, 2009, we repurchased and retired 1,182,800 shares of our common stock related to the share repurchase program. From the inception of the program through June 30, 2009, we have repurchased and retired 13,300,545 shares of our common stock at a total cost of $493.4 million.

We participate in Lloyd’s through our 100% ownership of Newline, through which we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged municipal bonds and cash with a fair value of $222.9 million as of June 30, 2009 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligations to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

On May 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.075 per common share. The dividend was paid on June 30, 2009 to all common shareholders of record as of June 16, 2009, resulting in an aggregate dividend payment of $4.5 million.

On May 29, 2009, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% non-cumulative Series A preferred shares and $0.2723050 (equal to 4.357% per annum) per share on our floating rate Series B preferred shares. Total dividends of $1.4 million were paid on July 20, 2009 to Series A and Series B preferred shareholders of record on June 30, 2009.

For determining the fair value of our Level 1 investments, (approximately 38.1% of total investments and cash as of June 30, 2009), we utilize quoted market prices. The majority of our Level 1 investments are common stocks that are actively traded in a public market, short-term investments and cash equivalents, where the cost basis approximates fair value.

Our Level 2 investments (approximately 55.8% of total investments and cash as of June 30, 2009), the majority of which are in government, corporate and municipal securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, we utilize broker-dealer quotes, which include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures, which are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation. During the six months ended June 30, 2009, we transferred $47.8 million of Level 3 investments to Level 2 after determining that broker-dealer quotes would be used to determine the fair value of the instruments.

As of June 30, 2009, we held $21.7 million of investments that are classified as Level 3, (approximately 0.3% of total investments and cash as of June 30, 2009). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. We have determined that our investments in Level 3 securities are not material to our operations.

Financial Strength and Credit Ratings

We and our subsidiaries are assigned financial strength (insurance) and credit ratings from internationally recognized rating agencies, which include A.M. Best Company, Inc., Standard & Poor’s Insurance Rating Services and Moody’s Investors Service. Financial strength ratings represent the opinions of the rating agencies of the financial strength of a company and its capacity to meet the obligations of insurance and reinsurance contracts. The rating agencies consider many factors in determining the financial strength rating of an insurance or reinsurance company, including the relative level of statutory surplus necessary to support our business operations.

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

Accounting Pronouncements

Recently Adopted

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 165, “Subsequent Events,” to establish a standard for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. Entities are required to disclose the date through which they have evaluated subsequent events. We adopted SFAS 165 as of June 30, 2009. We have evaluated all subsequent events through August 6, 2009, the date the financial statements were issued. See Note 15 to the consolidated financial statements in this quarterly report on Form 10-Q for further discussion of subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance in estimating the fair value of assets and liabilities when the volume of activity has significantly decreased. The new standard requires additional disclosures to discuss interim and annual significant assumptions and valuation techniques used to determine the fair value of the assets and liabilities. FSP FAS 157-4 does not change the principles of fair value measurement in accordance with previously issued accounting standards, but instead enhances it to provide further guidance on inactive markets. We adopted FSP FAS 157-4 as of April 1, 2009. The adoption of FSP FAS 157-4 did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to provide additional guidance for the measurement of other-than-temporary impairments on debt securities classified as available-for-sale and held-to-maturity. This FSP requires entities to separate their other-than-temporary impairment charges on available-for-sale or held-to-maturity debt securities into credit and other components. An other-than-temporary impairment charge should be recorded to earnings for credit-related losses associated with an impaired debt security, while other other-than-temporary impairment related to other factors (i.e., interest rates and market conditions) should be recognized in other comprehensive income. If an other-than-temporary impairment exists that is related to factors other than credit, and it is more-likely-than not that the Company will have to sell the security prior to recovery, the other-than-temporary impairment should be recorded in earnings. Additionally, this standard provides additional presentation and disclosure guidance for debt and equity securities. The adoption of FSP FAS 115-2 and 124-2, as of April 1, 2009, did not have an impact on consolidated shareholders’ equity or net income.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require additional interim period disclosures regarding the fair value of financial instruments that are within the scope of SFAS 107, “Disclosures about Fair Value of Financial Instruments.” Entities are required to disclose how the amounts in the disclosure relate to amounts in the balance sheet, the method used to determine the fair value and significant assumptions used in the valuation. We adopted FSP FAS 107-1 and APB 28-1 as of April 1, 2009, which had no impact on the our disclosures.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,”

which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. Under our restricted share plan, the grantees have non-forfeitable rights to dividends before the vesting date and, accordingly, the restricted shares are participating securities. On January 1, 2009, we adopted FSP EITF 03-6-1 on a retrospective basis. The adoption of this FSP resulted in a reduction of diluted earnings per share to common shareholders of $0.04 and $0.01 for the six and three months ended June 30, 2008, respectively.

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

In March 2008, the FASB issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities,” which requires additional disclosures for derivative and hedging activities. On January 1, 2009, we adopted the disclosure provisions of SFAS 161 and included the required disclosures in this Form 10-Q.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” to replace SFAS 141, “Business Combinations.” While several items from SFAS 141 were retained, including the acquisition method of accounting and the recognition of intangible assets separately from goodwill, SFAS 141(R) broadens its scope and establishes a definition of the acquirer and the acquisition date. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to provide guidance on pre-acquisition contingencies with an immediate effective date. Under this FSP, acquirers must recognize a contingent asset or liability if the fair value of that asset or liability as of the acquisition date can be determined during the measurement period. The adoption of these pronouncements on January 1, 2009, did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies the definition of a non-controlling interest and the proper accounting for that entity. The adoption of SFAS 160 on a prospective basis on January 1, 2009, did not have an impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF 08-6, “Equity Method Investment Accounting Considerations,” to clarify the equity method of accounting and questions regarding the changes from current practices due to the adoption of SFAS 141(R) and SFAS 160. The adoption of EITF 08-6 on a prospective basis on January 1, 2009, did not have an impact on our consolidated financial statements.

Recently Issued

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“Codification”), to provide a timeline for the application of the codification project, which, effective July 1, 2009, eliminates the current four levels of hierarchy of authoritative accounting and reporting guidance and provides one source for authoritative accounting and reporting; however, the Codification will not change existing U.S. GAAP as such affects us. The Codification is applicable to financial statements issues for interim and annual reporting periods after September 15, 2009.

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

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations. These risks are interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value that are classified as available for sale. As of June 30, 2009, our total investments and cash of $8.1 billion include $4.5 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

The table below displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of June 30, 2009 and December 31, 2008, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2009			As of December 31, 2008
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
			(In millions)

200 basis point rise	$3,717.1	$(734.8)	(16.5)%	$3,276.0	$(656.5)	(16.7)%
100 basis point rise	4,061.9	(390.0)	(8.8)	3,576.5	(356.0)	(9.1)
Base scenario	4,451.9	—	—	3,932.5	—	—
100 basis point decline	4,801.1	349.2	7.8	4,307.9	375.4	9.5
200 basis point decline	5,149.7	697.8	15.7	4,637.2	704.7	17.9

The preceding table indicates an asymmetric fair value response to equivalent basis point shifts, up and down, in interest rates. This partly reflects exposure to fixed income securities containing a put feature. In total, securities with a put feature represented 3% of the fair value of the total fixed income portfolio as of both June 30, 2009 and

December 31, 2008. The asymmetric fair value response reflects our ability to put these bonds back to the issuer for early maturity in a rising interest rate environment (thereby limiting fair value loss) but to hold these bonds to their much longer full maturity dates in a falling interest rate environment (thereby maximizing the full benefit of higher fair values in that environment).

As of June 30, 2009, we had net unrealized gains of $532.8 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $615.1 million, offset by gross unrealized depreciation of $82.3 million, which includes gross unrealized appreciation of $587.4 million and gross unrealized depreciation of $80.4 million related to fixed income securities and common stocks carried at fair value.

As of June 30, 2009, we were party to floating to fixed interest rate swap contracts with a notional amount of $140.0 million. As of June 30, 2009, the fair value of these contracts is reported in other liabilities at $0.1 million. Interest rate swaps had net realized investment losses of $0.7 million as of June 30, 2009.

During 2008, we entered into Eurodollar futures contracts to manage our interest rate risk with respect to certain investments. During the first quarter of 2009, the Company closed the futures contracts. A futures contract is a variation of a forward contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. We had entered into the long side, which agrees to buy the underlying currency at the future date at the agreed-upon price. Futures contracts had net realized investment losses of $0.3 million for the period ended June 30, 2009.

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

As of June 30, 2009 and December 31, 2008, 87.8% and 91.6%, respectively, of the aggregate fair value of our fixed income securities consisted of securities rated investment grade, with 12.2% and 8.4%, respectively, rated below investment grade.

In recent years, we have purchased credit default swaps, referenced to various issuers in the banking and insurance sectors of the financial services industry in the U.S. and worldwide, that serve as an economic hedge against adverse movements in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, we agree to pay to a specific counterparty, at specified periods fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties, are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of June 30, 2009 all credit default swap contracts held by us have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.

We obtain market derived fair values for our credit default swaps from third party providers, principally broker dealers. To validate broker-dealer credit default swap fair value quotations, two reasonability tests are performed. First, we obtain credit default swap bid-spreads from independent broker-dealers (non counter-party broker-dealers). These spreads are entered as inputs into a discounted cash flow model, which calculates a fair value that is compared for reasonability to the counter party broker-dealer provided fair values. The discounted cash flow model uses the independently obtained credit default swap bid-spreads to calculate the present value of the remaining protection payments using the appropriate currency-denominated swap curve, with consideration given to various other parameters including single name bid spread in basis points and the remaining term to maturity of the credit default swap contract. A comparison is also performed against recently transacted credit default swap values as provided by independent broker-dealers, and to prices reflected in recent trades of identical financial instruments where available.

The initial premium paid for each credit default swap contract was recorded as a derivative asset and was subsequently adjusted for changes in the unrealized fair value of the contract at each balance sheet date. As these contracts do not qualify for hedge accounting, changes in the unrealized fair value of the contract were recorded as net realized investment gains (losses) on investments in our consolidated statements of operations and comprehensive income. Sales of credit default swap contracts during 2008 caused us to reverse through net gains (losses) on investments any previously recorded unrealized fair value changes since the inception of the contract, and to record the actual amount of the final cash settlement. Derivative assets were reported gross, on a contract-by-contract basis, and are recorded at fair value in other invested assets in the consolidated balance sheet. The sale, expiration or early settlement of a credit default swap will not result in a cash payment owed by us; rather, such an event can only result in a cash payment by a third party purchaser of the contract, or the counterparty, to us. Accordingly, there is no opportunity for netting of amounts owed in settlement. Cash receipts at the date of sale of the credit default swaps were recorded as cash flows from investing activities arising from net sales of assets and liabilities classified as held for trading.

The total cost of the credit default swaps was $20.6 million and $30.8 million as of June 30, 2009 and December 31, 2008, respectively, and the fair value was $25.2 million and $82.8 million, as of June 30, 2009 and December 31, 2008, respectively. The notional amount of the credit default swaps was $1.3 billion and $1.8 billion as of June 30, 2009 and December 31, 2008, respectively. The credit default swaps had net realized investment losses of $13.4 million and net realized investment gains of $172.3 million for the six months ended June 30, 2009 and 2008, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As a result of the appreciation in the fair value of the credit default swaps, our counterparties to these transactions have been required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at June 30, 2009 was $7.8 million, of which we do not have the right to sell or repledge $1.9 million. We have not exercised our right to sell or repledge the remaining $5.9 million of this collateral. As we fund all of our obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for us to provide collateral. For the six months ended June 30, 2009, we sold a portion of our credit default swaps, contributing to a decrease in the fair value of the portfolio to $25.2 million as of June 30, 2009, from $82.8 million as of December 31, 2008. The credit default swap portfolio had an average term to expiration of 2.0 years as of June 30, 2009, a decrease from 2.5 years as of December 31, 2008.

It is not possible to definitively quantify how derivative instruments and the related hedged items are expected to affect our future financial position, results of operations and cash flows. We may use credit default swaps as effective hedging mechanisms in the future, but there can be no assurance that we will do so.

As of June 30, 2009, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.

Equity Price Risk

In recent years, we have made investments in equity index and common stock total return swaps as an “economic hedge” against a broad market downturn. During the fourth quarter of 2008, we removed this hedge on our equity portfolio by closing the swap contracts for significant gains. Changes in the fair value of total return swaps are recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

It is not possible to definitively quantify how derivative instruments and the related hedged items are expected to affect our future financial position, results of operations and cash flows. We may use total return swaps as effective hedging mechanisms in the future, but there can be no assurance that we will do so.

In connection with the swap transactions, we owned a series of index call options on Standard and Poor’s depository receipts (“SPDRs”) and the iShares Canadian S&P/TSX60 (XIU), the majority of which expired in 2008 and the last of which was closed out as of January 14, 2009 with no realized investment gain or loss. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options were recorded at fair value in other invested assets, and changes in the fair value are recorded as realized investment gains or losses in the consolidated statements of operations. For the six months ended June 30, 2008, the call options had net realized investment losses of $1.1 million.

In addition, we had sold short primarily equity securities, all of which were closed out during the second quarter of 2008. Net realized investment gains of $12.8 million for the six months ended June 30, 2008, were recognized in our consolidated statements of operations related to the short positions.

In connection with the short sales described above, we purchased a SPDR call option as protection against a decline in the value of short positions, which were closed out during the third quarter of 2008. The call option was recorded at fair value in other invested assets in the consolidated balance sheet, and changes in the fair value were recorded as a realized investment gain or loss in the consolidated statements of operations in the period in which they occur. For the six months ended June 30, 2008, the call option had net realized investment losses of $0.1 million.

As of June 30, 2009 and December 31, 2008, 25.6% and 21.5%, respectively, of our total investments and cash was in common stocks (unaffiliated and affiliated). Marketable equity securities, which represented 24.0% and 19.9% as of June 30, 2009 and December 31, 2008, respectively, of our total investments and cash, are exposed to equity price risk, defined as the potential for loss in fair value owing to a decline in equity prices. A 10% decline in the price of each of these marketable equity securities would result in a decline of $194.1 million and $157.0 million as of June 30, 2009 and December 31, 2008, respectively, in the fair value of our total investments and cash.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of June 30, 2009 and December 31, 2008, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $1.9 billion and $1.9 billion, or 23.9% and 23.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the Euro, which represented 10.1% and 9.7% of our total investments and cash as of June 30, 2009 and December 31, 2008, respectively, the British pound, which represented 5.2% and 6.0% of our total investments and cash as of June 30, 2009 and December 31, 2008, respectively, and the Canadian dollar, which represented 3.7% and 3.5%, of our total investments and cash as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $193.4 million decline in the fair value of our total investments and cash, before taxes.

Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being the Euro, the British pound, and Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of June 30, 2009 and December 31, 2008, we were party to forward currency contracts with notional amounts of $511.8 million and $533.9 million, respectively. As of June 30, 2009 and December 31, 2008, the fair value of these contracts is reported in other liabilities and other invested assets at $27.0 million and $28.2 million, respectively. Forward currency contracts had net realized investment losses of $33.7 million and net realized investment gains of $3.1 million for the six months ended June 30, 2009 and 2008, respectively.

Investment Impairment Risk

On a quarterly basis, we review our investment portfolio for declines in value, and specifically consider securities with fair values that have declined to less than 80% of their cost or amortized cost at the time of review. Declines in the fair value of investments that are determined to be temporary are recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized investment loss will be recorded in our consolidated statements of operations.

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

Decisions regarding other-than-temporary impairments require an evaluation of facts and circumstances at a specific time to determine if an other-than-temporary impairment exists. For our available-for-sale fixed income securities, additional facts are evaluated to determine if the other-than-temporary impairment is related to credit or other factors. For our available-for-sale fixed income securities, should the facts and circumstances change, such that an other-than-temporary impairment is considered appropriate, and additional factors determine that the other-than-temporary impairment is related to credit, we will recognize the impairment by reducing the cost or amortized cost of the investment to its fair value and recording the loss in our consolidated statements of operations. When it is determined that an other-than-temporary impairment for our available-for-sale fixed income securities exists that is related to other factors (i.e., interest rates and market conditions), we will recognize the impairment in other comprehensive income. For our common stocks at fair value and our redeemable preferred stock at fair value, should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, we will recognize the impairment by reducing the cost of the investment to its fair value and recording the loss in our consolidated statements of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, we will record a gain or loss based on the adjusted cost or carrying value of the investment.

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

The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
June 30, 2009	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$27.9	$(1.7)	3	$—	$—	—	$27.9	$(1.7)	3
States, municipalities and political subdivisions	157.1	(2.0)	10	98.0	(3.7)	6	255.1	(5.7)	16
Foreign governments	—	—	—	8.2	(0.3)	1	8.2	(0.3)	1

Total investment grade	185.0	(3.7)	13	106.2	(4.0)	7	291.2	(7.7)	20

Fixed income securities non-investment grade, corporate	2.8	(1.0)	4	—	—	—	2.8	(1.0)	4

Total fixed income securities	187.8	(4.7)	17	106.2	(4.0)	7	294.0	(8.7)	24
Common stocks, at fair value	523.6	(71.7)	12	—	—	—	523.6	(71.7)	12

Total temporarily impaired securities	$711.4	$(76.4)	29	$106.2	$(4.0)	7	$817.6	$(80.4)	36

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2008	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
States, municipalities and political subdivisions	$579.0	$(23.4)	34	$7.9	$(0.7)	2	$586.9	$(24.1)	36
Foreign governments	—	—	—	8.4	—	1	8.4	—	1

Total investment grade	579.0	(23.4)	34	16.3	(0.7)	3	595.3	(24.1)	37

Fixed income securities non-investment grade, corporate	90.5	(13.8)	4	—	(0.1)	1	90.5	(13.9)	5

Total fixed income securities	669.5	(37.2)	38	16.3	(0.8)	4	685.8	(38.0)	42
Redeemable Preferred stocks, at fair value	0.1	(0.4)	2	—	—	—	0.1	(0.4)	2
Common stocks, at fair value	596.3	(129.0)	15	—	—	—	596.3	(129.0)	15

Total temporarily impaired securities	$1,265.9	$(166.6)	55	$16.3	$(0.8)	4	$1,282.2	$(167.4)	59

We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we believe it is likely that the Company will not be required to sell or liquidate these securities before the fair value recovers the gross unrealized depreciation.

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

On September 7, 2005, we announced that we had been advised by Fairfax, our majority shareholder, that Fairfax had received a subpoena from the Securities and Exchange Commission (“SEC”) requesting documents regarding any nontraditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. On June 25, 2009, we announced that Fairfax has been informed by the New York Regional Office of the SEC that its investigation as to Fairfax has been completed, and that it does not intend to recommend any enforcement action by the SEC.

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

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program whereby we are authorized to repurchase shares of our common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the six months ended June 30, 2009, we repurchased and retired 1,182,800 shares of our common stock at a cost of $47.5 million.

From inception of the program through August 6, 2009, we have repurchased and retired 13,832,545 shares of our common stock at a total cost of $514.9 million, of which 532,000 shares were purchased from July 1, 2009 through August 6, 2009, at a cost of $21.6 million.

We also make open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allow for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. 216,500 shares were purchased during the six months ended June 30, 2009 to support such grants and exercises, and as of June 30, 2009, we held 110,118 common shares in treasury to support such grants and exercises. The following table sets forth purchases made by us of our common shares during the three months ended June 30, 2009.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program
	(In thousands)

April 1 — April 30, 2009	216,500	$39.77	—	$154,165
May 1 — May 31, 2009	577,000	39.63	577,000	131,299
June 1 — June 30, 2009	605,800	40.69	605,800	106,648

Total	1,399,300	$40.11	1,182,800

PART II — Item 3.	Defaults Upon Senior Securities

None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of our shareholders was held on April 22, 2009. Proxies for the meeting previously had been solicited pursuant to Regulation 14A under the Securities Act of 1934, as amended.

Our directors were elected in an uncontested election. There were no abstentions or broker non-votes. The following are the votes cast for or withheld from the election of directors:

Directors	For	Withheld

V. Prem Watsa	50,503,668	7,034,735
James F. Dowd	49,931,154	7,607,249
Andrew A. Barnard	50,536,693	7,001,710
Peter M. Bennett	56,975,027	563,376
Anthony F. Griffiths	49,921,903	7,616,500
Patrick W. Kenny	50,949,015	6,589,388
Bradley P. Martin	54,000,782	3,537,621
Robert J. Solomon	57,350,259	188,144
Brandon W. Sweitzer	50,529,368	7,009,035

PART II — Item 5.	Other Information

Employment Agreement

On July 31, 2009, the Compensation Committee of the Board of Directors of Odyssey Re Holdings Corp. (“OdysseyRe”) approved the material terms of an amendment and restatement of the employment agreement between OdysseyRe and Richard Scott Donovan that was effective as of August 15, 2006. The amended and restated employment agreement is effective as of July 31, 2009.

Under the amended and restated employment agreement, Mr. Donovan will continue as OdysseyRe’s Executive Vice President and Chief Financial Officer until August 15, 2012, or such later time as is mutually agreed in writing between the parties. Mr. Donovan will receive an annual base salary equal to $600,000 and an annual target bonus opportunity equal to 100% of his base salary, subject to the satisfaction of certain pre-established performance criteria. In connection with the amendment of his employment agreement, Mr. Donovan will receive an award of OdysseyRe restricted stock with a value of $1,000,000, which will fully vest on August 15, 2012 (with accelerated vesting upon death, disability, retirement, “change in control” of OdysseyRe, a “constructive termination” of employment by Mr. Donovan, or a termination of employment by OdysseyRe for reasons other than for “cause”) (as such terms are defined in the employment agreement). In addition, 21,972 unvested shares of restricted stock previously granted to Mr. Donovan in connection with his entering into the employment agreement in 2006 (which were scheduled to vest in August 2009, August 2010 and August 2011) shall fully vest upon the execution of the amended and restated employment agreement.

In the event any excise taxes are imposed on account of any payments or benefits being subject to Section 280G of the federal tax code, such amounts shall be reduced as necessary to avoid such taxes, but only if such reduction will result in a greater after-tax benefit to Mr. Donovan than if such payments were not reduced.

Other than as described above, the provisions of Mr. Donovan’s employment agreement, as set forth in our Current Report on Form 8-K filed with the SEC on August 25, 2006, remain in effect.

The foregoing description is qualified by reference to the full text of the amended and restated employment agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

PART II — Item 6.	Exhibit Index

NUMBER		TITLE OF EXHIBIT

*10	.30	First Amendment Agreement (to Credit Agreement dated as of July 13, 2007), dated as of June 17, 2009, among Odyssey Re Holdings Corp., Wachovia Bank, National Association, KeyBank National Association, and the other parties thereto.
*10	.31	Amended and Restated Employment Agreement, effective as of May 1, 2009, between Andrew Barnard and Odyssey Re Holdings Corp.
*10	.32	Employment Agreement, dated as of May 1, 2009, between Odyssey Re Holdings Corp. and Brian David Young.
*10	.33	Amended and Restated Employment Agreement, effective as of July 31, 2009, between Odyssey Re Holdings Corp. and Richard Scott Donovan.
*31	.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15 (e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: August 6, 2009	By:	/s/ Andrew A. Barnard
Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ R. Scott Donovan
Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer