Form 10-Q
period 2009-09-30
ODYSSEY RE HOLDINGS CORP
filed 2009-11-04
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at November 2, 2009

Common Stock, par value $0.01 per share	56,604,650

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION

PART I — Item 1.	Financial Statements

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008 (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008

ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,497,918 and $3,429,226, respectively)	$4,064,646	$3,594,278
Fixed income securities, held as trading securities, at fair value (amortized cost $641,891 and $474,465, respectively)	581,338	338,209
Redeemable preferred stock, at fair value (cost $108 and $510, respectively)	108	114
Equity securities:
Common stocks, at fair value (cost $1,741,971 and $1,628,611, respectively)	2,181,297	1,555,142
Common stocks, at equity	148,673	141,473
Short-term investments, at fair value (amortized cost $183,650 and $1,202,366, respectively)	183,875	1,202,360
Cash and cash equivalents	1,523,075	755,747
Cash and cash equivalents held as collateral	24,199	82,374
Other invested assets	167,238	222,841

Total investments and cash	8,874,449	7,892,538
Accrued investment income	72,533	66,575
Premiums receivable	548,496	496,418
Reinsurance recoverable on paid losses	54,040	82,999
Reinsurance recoverable on unpaid losses	783,483	690,171
Prepaid reinsurance premiums	121,615	94,797
Funds held by reinsureds	129,527	128,543
Deferred acquisition costs	133,660	139,069
Federal and foreign income taxes receivable	—	52,096
Other assets	136,311	83,303

Total assets	$10,854,114	$9,726,509

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,492,935	$5,250,484
Unearned premiums	751,998	701,955
Reinsurance balances payable	203,022	116,388
Funds held under reinsurance contracts	39,142	55,495
Debt obligations	489,371	489,278
Federal and foreign income taxes payable	54,912	—
Other liabilities	255,337	285,174

Total liabilities	7,286,717	6,898,774

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 and 2,000,000 Series A shares and 1,167,263 and 1,872,000 Series B shares issued and outstanding, respectively	32	39
Common shares, $0.01 par value; 500,000,000 shares authorized; 58,484,170 and 60,264,270 shares issued, respectively	585	603
Additional paid-in capital	519,807	614,203
Treasury shares, at cost (41,021 and 21,321 shares, respectively)	(1,514)	(795)
Accumulated other comprehensive income, net of deferred income taxes	679,750	82,421
Retained earnings	2,368,737	2,131,264

Total shareholders’ equity	3,567,397	2,827,735

Total liabilities and shareholders’ equity	$10,854,114	$9,726,509

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
(In thousands, except share and per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES
Gross premiums written	$1,697,199	$1,800,456	$630,891	$656,744
Ceded premiums written	234,385	207,347	106,863	84,937

Net premiums written	1,462,814	1,593,109	524,028	571,807
Increase in unearned premiums	(18,429)	(20,750)	(30,132)	(26,414)

Net premiums earned	1,444,385	1,572,359	493,896	545,393
Net investment income	237,082	200,329	76,655	62,505
Net realized investment gains (losses):
Net realized investment gains	226,698	667,725	144,156	257,897
Other-than-temporary impairment losses	(126,706)	(102,357)	—	(61,154)

Total net realized investment gains	99,992	565,368	144,156	196,743

Total revenues	1,781,459	2,338,056	714,707	804,641

EXPENSES
Losses and loss adjustment expenses	983,227	1,181,388	343,733	469,084
Acquisition costs	280,400	316,983	89,552	103,790
Other underwriting expenses	132,580	129,888	45,453	43,493
Other expense (income), net	34,263	13,192	45,514	(6,018)
Interest expense	23,522	25,827	7,619	8,390

Total expenses	1,453,992	1,667,278	531,871	618,739

Income before income taxes	327,467	670,778	182,836	185,902

Federal and foreign income tax provision (benefit):
Current	129,742	312,112	64,918	132,169
Deferred	(49,063)	(82,460)	(11,530)	(69,508)

Total federal and foreign income tax provision	80,679	229,652	53,388	62,661

Net income	246,788	441,126	129,448	123,241
Preferred dividends	(3,959)	(5,457)	(1,289)	(1,770)
Gain on repurchase of Series B preferred shares	7,997	—	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$250,826	$435,669	$128,159	$121,471

BASIC
Weighted average common shares outstanding	58,661,558	64,746,841	57,698,713	61,405,332
Basic earnings per common share	$4.22	$6.65	$2.19	$1.95

DILUTED
Weighted average common shares outstanding	59,134,006	65,222,274	58,203,293	61,859,163
Diluted earnings per common share	$4.21	$6.63	$2.18	$1.95

DIVIDENDS
Dividends declared per common share	$0.225	$0.200	$0.075	$0.075

COMPREHENSIVE INCOME
Net income	$246,788	$441,126	$129,448	$123,241
Other comprehensive income (loss), net of tax	597,329	(115,213)	324,998	(59,334)

Comprehensive income	$844,117	$325,913	$454,446	$63,907

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
(In thousands, except share amounts)

	Nine Months Ended
	September 30,
	2009	2008

PREFERRED SHARES (par value)
Balance, beginning of period	$39	$40
Preferred shares repurchased	(7)	—

Balance, end of period	32	40

COMMON SHARES (par value)
Balance, beginning of period	603	697
Common shares repurchased and retired	(18)	(95)

Balance, end of period	585	602

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	614,203	958,544
Adjustment to the beginning balance due to a change in accounting	—	11,476

Adjusted beginning balance	614,203	970,020
Common shares repurchased and retired	(72,555)	(351,258)
Preferred shares repurchased	(17,173)	—
Net change due to stock option exercises and restricted share awards	(16,052)	(10,784)
Net effect of share-based compensation	11,217	6,907
Common shares issued	167	—

Balance, end of period	519,807	614,885

TREASURY SHARES (at cost)
Balance, beginning of period	(795)	(6,250)
Purchases of treasury shares	(18,001)	(14,132)
Reissuance of treasury shares	17,282	16,350

Balance, end of period	(1,514)	(4,032)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED INCOME TAXES
Balance, beginning of period	82,421	85,023
Unrealized appreciation (depreciation) on securities, net of reclassification adjustments	598,301	(102,849)
Foreign currency translation adjustments	(972)	(13,385)
Benefit plan liabilities	—	1,021
Cumulative effect of changes in accounting	—	(1,385)

Balance, end of period	679,750	(31,575)

RETAINED EARNINGS
Balance, beginning of period	2,131,264	1,616,646
Adjustment to the beginning balance due to a change in accounting	—	(11,476)

Adjusted beginning balance	2,131,264	1,605,170
Net income	246,788	441,126
Gain on repurchase of Series B preferred shares	7,997	—
Dividends to preferred shareholders	(3,959)	(5,457)
Dividends to common shareholders	(13,353)	(12,839)
Cumulative effect of changes in accounting	—	367

Balance, end of period	2,368,737	2,028,367

TOTAL SHAREHOLDERS’ EQUITY	$3,567,397	$2,608,287

COMMON SHARES OUTSTANDING
Balance, beginning of period	60,242,949	69,521,494
Shares issued	9,000	—
Repurchased and retired	(1,789,100)	(9,480,756)
Net treasury shares (acquired) reissued	(19,700)	55,087

Balance, end of period	58,443,149	60,095,825

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$246,788	$441,126
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in premiums receivable and funds held, net	40,536	(23,039)
Increase in unearned premiums and prepaid reinsurance premiums, net	19,094	16,963
Increase in unpaid losses and loss adjustment expenses	92,096	208,904
Change in current and deferred federal and foreign income taxes, net	(210,203)	53,214
Decrease (increase) in deferred acquisition costs	6,353	(1,976)
Change in other assets and liabilities, net	(44,728)	92,829
Net realized investment gains	(99,992)	(565,368)
Bond (discount) premium amortization, net	(10,537)	8,326
Amortization of stock-based compensation	11,217	6,906

Net cash provided by operating activities	50,624	237,885

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities, available for sale	170,000	116,490
Sales of fixed income securities, available for sale	325,884	2,267,349
Purchases of fixed income securities, available for sale	(533,390)	(1,849,648)
Sales of equity securities	341,409	62,750
Purchases of equity securities	(518,515)	(358,537)
Sales of other invested assets	61,581	713,637
Purchases of other invested assets	(25,154)	(32,795)
Net change in cash and cash equivalents held as collateral	62,928	193,152
Net change in obligation to return borrowed securities	—	(47,853)
Sales of trading securities	97,019	1,195
Purchases of trading securities	(226,350)	(107,405)
Net change in short-term investments	1,039,329	241,528

Net cash provided by investing activities	794,741	1,199,863

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(72,573)	(354,076)
Purchase of treasury shares	(18,001)	(14,048)
Repurchase of Series B preferred shares	(9,183)	—
Dividends paid to preferred shareholders	(4,592)	(5,756)
Dividends paid to common shareholders	(13,353)	(12,838)
Proceeds from exercise of stock options	759	1,001
Excess tax benefit from stock-based compensation	638	745

Net cash used in financing activities	(116,305)	(384,972)

Effect of exchange rate changes on cash and cash equivalents	38,268	(22,775)

Increase in cash and cash equivalents	767,328	1,030,001
Cash and cash equivalents, beginning of period	755,747	897,963

Cash and cash equivalents, end of period	$1,523,075	$1,927,964

Supplemental disclosures of cash flow information:
Interest paid	$16,737	$19,069

Income taxes paid	$294,651	$175,812

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Basis of Presentation

Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited; Newline Underwriting Management Limited, which owns and manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively, “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of September 30, 2009, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 72.5% of OdysseyRe.

On September 18, 2009, Fairfax and OdysseyRe announced that they had entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which Fairfax would promptly commence a tender offer to acquire all of the outstanding shares of common stock of OdysseyRe that Fairfax and its subsidiaries did not currently own, for $65.00 in cash per share, representing total cash consideration of approximately $1.1 billion. Pursuant to the Merger Agreement, on September 23, 2009, Fairfax commenced a tender offer for all of the outstanding shares of common stock of OdysseyRe (the “Offer”) other than shares owned by Fairfax and its subsidiaries for $65.00 in cash per share. The Board of Directors of OdysseyRe, following the unanimous recommendation of a special committee comprised solely of independent directors which had been formed to review and consider any Fairfax proposals, recommended that OdysseyRe’s minority stockholders tender their shares in the Fairfax offer and vote or consent to approve and adopt the merger agreement if it were to be submitted for their approval and adoption (see Note 15).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions, which could differ materially from actual results that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information and disclosures that are usually included in annual financial statements prepared in accordance with GAAP have been omitted since they are not required for interim reporting purposes. Readers should review the Company’s 2008 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in the Company’s opinion, are required for a fair statement of its financial position on such dates, and the results of operations and cash flows for the periods presented. Certain amounts from prior periods have been reclassified to conform to the current year’s presentations. The Company has evaluated subsequent events through November 4, 2009, the date the financial statements were issued (see Note 15). The results for the nine months ended September 30, 2009 are not necessarily indicative of the results for a full year.

In June 2009, the Financial Accounting Standards Board (“FASB’) issued an accounting standard to provide a timeline for the application of the codification project (“Codification”), which, effective July 1, 2009, eliminated the current four levels of hierarchy of authoritative accounting and reporting guidance and provides one source for authoritative accounting and reporting. The Codification does not change existing GAAP, as such affects the Company. The Codification is applicable to financial statements issued for interim and annual reporting periods ending after September 15, 2009 and, thus, was adopted by the Company in the third quarter.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In April 2009, the FASB issued an accounting standard to provide additional guidance in estimating the fair value of assets and liabilities when the volume of activity has significantly decreased. The new accounting standard requires additional disclosures to discuss interim and annual significant assumptions and valuation techniques used to determine the fair value of the assets and liabilities. The accounting standard does not change the principles of fair value measurement but instead enhances it to provide further guidance on inactive markets. The Company adopted the accounting standard as of April 1, 2009. The adoption of this accounting standard did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard which provides additional guidance for the measurement of other-than-temporary impairments on debt securities classified as available-for-sale and held-to-maturity. This accounting standard requires entities to separate their other-than-temporary impairment charges on available-for-sale or held-to-maturity debt securities into credit and other components. An other-than-temporary impairment charge resulting from credit-related losses associated with an impaired debt security should be recorded to earnings, while an other-than-temporary impairment resulting from other factors (i.e., interest rates and market conditions) should be recognized in other comprehensive income. In addition, if an other-than-temporary impairment exists that is related to factors other than credit, and it is more likely than not that the Company will have to sell the security prior to recovery, the other-than-temporary impairment should be recorded in earnings. Also, this accounting standard provides additional presentation and disclosure guidance for debt and equity securities. The adoption of this accounting standard as of April 1, 2009, did not have an impact on consolidated shareholders’ equity or net income.

In April 2009, the FASB issued an accounting standard to require additional interim period disclosures regarding the fair value of financial instruments. Entities are required to disclose how the amounts in the disclosure relate to amounts in the balance sheet, the method used to determine the fair value and significant assumptions used in the valuation. The Company adopted this accounting standard as of April 1, 2009, which had no impact on the Company’s disclosures.

In June 2008, the FASB issued an accounting standard that addresses the calculation of earnings per share for entities with instruments granted in share-based payment transactions that are participating securities prior to vesting and therefore should be included in the earnings allocation in calculating earnings per share under the two-class method. This accounting standard requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. Under the Company’s restricted share plan, the grantees have non-forfeitable rights to dividends before the vesting date and, accordingly, the restricted shares are participating securities. On January 1, 2009, the Company adopted the accounting standard on a retrospective basis. The adoption of this accounting standard resulted in a reduction of diluted earnings per share to common shareholders of $0.05 and $0.01 for the nine and three months ended September 30, 2008, respectively.

In May 2008, the FASB issued an accounting standard to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This accounting standard does not change the accounting for convertible debt that does not offer a cash settlement feature, nor does it apply if the conversion feature is accounted for as an embedded derivative or for convertible preferred stock. On January 1, 2009, the Company adopted the accounting standard and applied it on a retrospective basis to the Company’s convertible senior debentures issued in June 2002 (see Note 13 of the Company’s 2008 Annual Report on Form 10-K). As of May 1, 2007, all of the convertible senior debentures had been either repurchased by the Company or converted into shares of the Company’s common stock. The adoption of this accounting standard resulted in a cumulative increase, as of May 1, 2007, to additional paid-in capital and a corresponding decrease to retained earnings of $11.5 million.

In March 2008, the FASB issued an accounting standard that requires additional disclosures for derivative and hedging activities. On January 1, 2009, the Company adopted the disclosure provisions of this accounting standard.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2.	Earnings Per Common Share

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009 the Company adopted, on a retrospective basis, an accounting standard that resulted in the Company treating its unvested share-based payment awards as a separate class of securities for the purpose of calculating earnings per share. The following table shows the allocation of net income as calculated in accordance with the accounting standard for the nine and three months ended September 30, 2009 and 2008 (in thousands, except share and per share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$246,788	$441,126	$129,448	$123,241
Preferred dividends	(3,959)	(5,457)	(1,289)	(1,770)
Gain on repurchase of Series B preferred shares	7,997	—	—	—

Net income available to common shareholders	$250,826	$435,669	$128,159	$121,471

Allocation of net income for basic earnings per share:
Common shares	$247,372	$430,395	$126,458	$119,871
Participating securities	3,454	5,274	1,701	1,600

Net income available to common shareholders	$250,826	$435,669	$128,159	$121,471

Net income per common share for the nine and three months ended September 30, 2009 and 2008 as presented in the following table has been computed based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income to common shares — basic	$247,372	$430,395	$126,458	$119,871
Undistributed earnings allocated to share-based payments	1,340	1,779	713	489

Net income to common shares — diluted	$248,712	$432,174	$127,171	$120,360

Weighted average common shares outstanding — basic	58,661,558	64,746,841	57,698,713	61,405,332
Effect of dilutive shares:
Stock options	66,262	134,285	69,572	133,817
Restricted shares	406,186	341,148	435,008	320,014

Total effect of dilutive shares	472,448	475,433	504,580	453,831

Weighted average common shares outstanding — diluted	59,134,006	65,222,274	58,203,293	61,859,163

Net earnings per common share:
Basic	$4.22	$6.65	$2.19	$1.95
Diluted	4.21	6.63	2.18	1.95

In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted share grant to determine if it is dilutive or antidilutive in nature. For the nine and three months ended September 30, 2009, 50,226 and 197,772, respectively, existing stock options and restricted share awards outstanding were

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

excluded from the computation of weighted average common shares for diluted earnings per common share, due to their antidilutive effect. For the nine and three months ended September 30, 2008, 331,231 and 471,364 respectively, existing stock options and restricted share awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to their antidilutive effect.

Net income per participating security for the nine and three months ended September 30, 2009 and 2008, as presented in the following table, has been computed based upon weighted average restricted shares outstanding (in thousands, except share and per share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income to participating securities — basic	$3,454	$5,274	$1,701	$1,600

Weighted average restricted shares outstanding — basic	822,556	793,795	778,116	821,232
Net earnings per participating security:
Basic	$4.20	$6.64	$2.19	$1.95

3.	Fair Value Measurements

The Company accounts for a significant portion of its financial instruments at fair value as permitted or required by GAAP.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Gains and losses for assets and liabilities categorized within the Level 3 table below, therefore, may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Financial assets and liabilities recorded in the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

For determining the fair value of its Level 1 investments, the Company utilizes quoted market prices. The majority of the Company’s Level 1 investments are common stocks that are actively traded in a public market. Most short-term investments and all cash equivalents, for which the cost basis approximates fair value, are also classified as Level 1 investments.

The Company’s Level 2 investments, the majority of which are in government, corporate and municipal fixed income securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, the Company utilizes broker-dealer quotes that include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures that are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation. During the nine months ended September 30, 2009, the Company transferred $47.8 million of Level 3 investments to Level 2 after determining that broker-dealer quotes were available to determine the fair value of the instruments.

The Company uses valuation techniques to establish the fair value of Level 3 investments. During the nine months ended September 30, 2009, the Company purchased $19.2 million of investments that are classified as Level 3. As of September 30, 2009, the Company held $50.7 million of investments that are classified as Level 3. These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets, where available.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the period in which the reclassifications occur. The Company has determined, after carefully considering the impact of recent economic conditions and liquidity in the credit markets on the Company’s portfolio, that it should not re-classify any of its investments from Level 1 or Level 2 to Level 3. However, during the third quarter of 2009, the Company transferred its investment in Advent Capital (Holdings) PLC (“Advent”) from Level 2 to Level 3 following Advent’s delisting from the London Stock Exchange.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements as of September 30, 2009
	Asset/Liability	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Fixed income securities, available for sale:
United States government, government agencies and authorities	$155,251	$—	$155,251	$—
State, municipalities and political subdivisions	2,649,237	—	2,649,237	—
Foreign governments	859,204	—	859,204	—
Corporate	400,954	—	400,954	—

Total fixed income securities, available for sale	4,064,646	—	4,064,646	—
Fixed income securities, held as trading securities:
Foreign governments	98,023	—	98,023	—
Mortgage-related	75,585	—	58,211	17,374
Corporate	407,730	—	407,730	—

Total fixed income securities, held as trading securities	581,338	—	563,964	17,374
Redeemable preferred stock, available for sale	108	—	108	—
Common stocks, available for sale	2,181,297	2,145,820	35,477	—
Short-term investments, available for sale	183,875	160,262	23,613	—
Cash equivalents	1,401,964	1,401,964	—	—
Derivatives	21,570	—	21,570	—
Other investments	47,442	1,553	12,566	33,323

Total assets measured at fair value	$8,482,240	$3,709,599	$4,721,944	$50,697

Derivative liabilities	$45,757	$—	$45,757	$—

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

		Fair Value Measurements as of December 31, 2008
	Asset/Liability	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Fixed income securities, available for sale:
United States government, government agencies and authorities	$353,709	$—	$353,709	$—
State, municipalities and political subdivisions	2,278,452	—	2,278,452	—
Foreign governments	840,203	—	839,203	1,000
Corporate	121,914	—	121,914	—

Total fixed income securities, available for sale	3,594,278	—	3,593,278	1,000
Fixed income securities, held as trading securities:
Foreign governments	84,055	—	84,055	—
Mortgage-related	66,423	—	—	66,423
Corporate	187,731	—	187,731	—

Total fixed income securities, held as trading securities	338,209	—	271,786	66,423
Redeemable preferred stock, available for sale	114	7	107	—
Common stocks, available for sale	1,555,142	1,527,825	27,317	—
Short-term investments, available for sale	1,202,360	1,174,016	28,344	—
Cash equivalents	472,544	472,544	—	—
Derivatives	111,069	—	111,069	—
Other investments	27,693	1,552	26,141	—

Total assets measured at fair value	$7,301,409	$3,175,944	$4,058,042	$67,423

Derivative liabilities	$101	$68	$33	$—

The following tables provide a summary of changes in the fair value of Level 3 financial assets for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008	2009	2008
	Fixed Income	Fixed Income	Other Invested	Equity
	Securities	Securities	Assets	Securities

Beginning balance	$67,423	$1,000	$—	$8,147
Total realized investment (losses) gains included in net income	(1,143)	(66)	—	7,827
Purchases, issuances and settlements	(1,119)	7,019	700	(15,974)
Transfers from Level 3 to Level 2	(47,787)	—	—	—
Transfers from Level 2 to Level 3	—	—	32,623	—

Ending balance	$17,374	$7,953	$33,323	$—

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended September 30,
	2009	2008	2009
	Fixed Income	Fixed Income	Other Invested
	Securities	Securities	Assets

Beginning balance	$21,706	$1,000	$—
Total realized investment gains (losses) included in net income	1,445	(66)	—
Purchases, issuances and settlements	(5,777)	7,019	700
Transfers from Level 2 to Level 3	—	—	32,623

Ending balance	$17,374	$7,953	$33,323

The following table presents realized investment gains (losses) included in net income related to Level 3 assets for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	September 30, 2009
	Nine Months Ended	Three Months Ended
	Net Realized	Net Realized
	Investment Gains	Investment
	(Losses) on	Gains on
	Fixed Income	Fixed Income
	Securities	Securities

Realized investment gains related to securities sold	$5,148	$1,049
Realized investment (losses) gains related to securities held	(6,291)	396

Total net realized investment (losses) gains relating to Level 3 assets	$(1,143)	$1,445

	September 30, 2008
	Nine Months Ended		Three Months Ended
	Net Realized	Net Realized	Net Realized
	Investment	Investment	Investment
	Gains on	Losses on	Losses on
	Equity	Fixed Income	Fixed Income
	Securities	Securities	Securities

Realized investment gains related to securities sold	$7,827	$—	$—
Realized investment losses related to securities held	—	(66)	(66)

Total net realized investment gains (losses) relating to Level 3 assets	$7,827	$(66)	$(66)

Fair Value Option

The fair value option (“FVO”) available under GAAP allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in the fair value of assets and liabilities for which the election is made will be recognized in net income as they occur. The FVO election is permitted on an instrument-by-instrument basis at initial recognition of an asset or liability or upon the occurrence of an event that gives rise to a new basis of accounting for that instrument.

On January 1, 2008, the Company elected the FVO for its investment in Advent. At the time, Advent was publicly traded on a foreign stock exchange and its traded price was determined to be a better indicator of its value than its carrying value under the equity method. During the third quarter of 2009, Fairfax and certain of its subsidiaries, including the Company, purchased additional shares of Advent, bringing Fairfax’s ownership in

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Advent to 97.0%. The remaining 3.0% of the outstanding shares of Advent are expected to be purchased by Fairfax during the fourth quarter of 2009. As of September 30, 2009, the Company owned 22.8% of the common stock of Advent.

During the fourth quarter of 2007, the Company recognized an impairment adjustment to its investment in Advent, under the equity method of accounting, and wrote-down Advent’s value to its publicly traded fair value as of December 31, 2007. Accordingly, the Company’s election of the FVO had no effect on Advent’s carrying value or the Company’s shareholders’ equity as of January 1, 2008. Upon the election of the FVO for Advent, the Company recorded a cumulative adjustment of $2.4 million, or $1.5 million net of tax, to reclassify foreign currency unrealized gains from the foreign currency translation account (included in accumulated other comprehensive income) to retained earnings as of January 1, 2008.

As of September 30, 2009, Advent is recorded at fair value of $32.6 million in other invested assets, with related changes in fair value recognized as a realized investment gain or loss in the period in which they occur. For the nine and three months ended September 30, 2009, the change in fair value resulted in a realized investment gain of $5.9 million and $8.1 million, respectively. For the nine and three months ended September 30, 2008, the change in fair value resulted in a realized investment loss of $6.2 million and $2.6 million, respectively. Advent’s value as of September 30, 2009, calculated in accordance with the equity method of accounting, would have been $37.5 million.

The Company did not elect the FVO for any of its liabilities.

4.	Investments and Cash

A summary of the Company’s investment portfolio as of September 30, 2009, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$137,091	$19,442	$1,282	$155,251
States, municipalities and political subdivisions	2,241,939	407,352	54	2,649,237
Foreign governments	802,963	56,467	226	859,204
Corporate	315,925	85,256	227	400,954

Total fixed income securities, available for sale	3,497,918	568,517	1,789	4,064,646
Redeemable preferred stock	108	—	—	108
Common stocks, at fair value	1,741,971	447,552	8,226	2,181,297
Short-term investments	183,650	225	—	183,875
Cash and cash equivalents	1,523,075	—	—	1,523,075
Cash and cash equivalents held as collateral	24,199	—	—	24,199

Total	$6,970,921	$1,016,294	$10,015	$7,977,200

Common stocks accounted for under the equity method of accounting were carried at $148.7 million as of September 30, 2009, reflecting gross unrealized appreciation of $29.8 million and no gross unrealized depreciation. Other invested assets were carried at $167.2 million as of September 30, 2009, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

$581.3 million as of September 30, 2009, with changes in fair value reflected as realized investment gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate, foreign government and mortgage-related securities, with fair values of $407.7 million, $98.0 million and $75.6 million, respectively, as of September 30, 2009.

A summary of the Company’s investment portfolio as of December 31, 2008, excluding common stocks, at equity, other invested assets and fixed income securities held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value

Fixed income securities, available for sale:
United States government, government agencies and authorities	$303,859	$49,850	$—	$353,709
States, municipalities and political subdivisions	2,209,040	93,467	24,055	2,278,452
Foreign governments	781,933	58,307	37	840,203
Corporate	134,394	1,373	13,853	121,914

Total fixed income securities, available for sale	3,429,226	202,997	37,945	3,594,278
Redeemable preferred stock, at fair value	510	—	396	114
Common stocks, at fair value	1,628,611	55,578	129,047	1,555,142
Short-term investments, at fair value	1,202,366	—	6	1,202,360
Cash and cash equivalents	755,747	—	—	755,747
Cash and cash equivalents held as collateral	82,374	—	—	82,374

Total	$7,098,834	$258,575	$167,394	$7,190,015

Common stocks accounted for under the equity method of accounting were carried at $141.5 million as of December 31, 2008, reflecting gross unrealized appreciation of $26.6 million and gross unrealized depreciation of $2.1 million. Other invested assets were carried at $222.8 million as of December 31, 2008, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $338.2 million as of December 31, 2008, with changes in fair value reflected as realized investment gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate, foreign government securities, and mortgage-related securities, with fair values of $187.7 million, $84.1 million and $66.4 million, respectively, as of December 31, 2008.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Net Investment Income and Realized Investment Gains (Losses)

The following table sets forth the components of net investment income for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest on fixed income securities	$184,788	$147,038	$62,937	$48,733
Dividends on common stocks, at fair value	41,575	20,734	11,158	7,528
Net income of common stocks, at equity	4,222	1,088	2,687	501
Interest on cash and short-term investments	7,451	45,245	(203)	12,324
Other invested assets	15,509	20,464	5,808	4,499

Gross investment income	253,545	234,569	82,387	73,585
Less: investment expenses	13,849	29,954	4,916	10,059
Less: interest on funds held under reinsurance contracts	2,614	4,286	816	1,021

Net investment income	$237,082	$200,329	$76,655	$62,505

The following table sets forth the components of net realized investment gains and losses for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$94,416	$22,892	$71,524	$121,865	$19,181	$102,684
Fixed income securities, held as trading securities	113,388	2,163	111,225	161	53,029	(52,868)
Preferred stock	—	394	(394)	—	833	(833)
Equity securities	53,527	128,074	(74,547)	14,311	98,422	(84,111)
Derivative securities	23,404	97,654	(74,250)	640,127	21,768	618,359
Other securities	117,040	50,606	66,434	67,301	85,164	(17,863)

Total	$401,775	$301,783	$99,992	$843,765	$278,397	$565,368

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table sets forth the components of net realized investment gains and losses for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	Gains
	Gains	Losses	(Losses)	Gains	Losses	(Losses)

Fixed income securities, available for sale	$43,779	$12,560	$31,219	$8,895	$7,162	$1,733
Fixed income securities, held as trading securities	54,565	(8,558)	63,123	(10,362)	43,960	(54,322)
Preferred stock	—	—	—	—	304	(304)
Equity securities	38,234	4,082	34,152	3,840	58,463	(54,623)
Derivative securities	12,101	38,960	(26,859)	344,335	(7,526)	351,861
Other securities	47,758	5,237	42,521	2,247	49,849	(47,602)

Total	$196,437	$52,281	$144,156	$348,955	$152,212	$196,743

Other-than-temporary write-downs of investments during the nine months ended September 30, 2009 included in gross realized investment losses were $123.1 million related to equity securities, $3.4 million related to fixed income securities and $0.2 million related to preferred stocks. Other-than-temporary write-downs of investments during the nine months ended September 30, 2008 included in gross realized investment losses were $94.1 million related to equity securities, $7.5 million related to fixed income securities and $0.8 million related to preferred stocks.

The Company did not incur other-than temporary impairment losses for the three months ended September 30, 2009. During the three months ended September 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $61.2 million, of which $2.4 million related to fixed income securities, $58.5 million related to equity securities and $0.3 million related to preferred stock.

For those fixed income securities that were determined to be other-than-temporarily impaired, the Company determined that such impairments were related to credit, requiring the recognition of an impairment charge to income, and not related to other factors (i.e., interest rates and market conditions), which would have required charges to other comprehensive income.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(b)	Unrealized Appreciation (Depreciation)

The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Fixed income securities	$401,676	$(60,228)	$215,335	$34,342
Redeemable preferred stock	395	758	—	165
Equity securities	518,160	(98,927)	287,721	(82,140)
Short-term investments	231	—	232	—
Other invested assets	—	169	—	—

Increase (decrease) in unrealized net appreciation (depreciation) of investments	920,462	(158,228)	503,288	(47,633)
Deferred income tax (expense) benefit	(322,161)	55,378	(176,151)	16,671

Change in net unrealized appreciation (depreciation) of investments included in other comprehensive income (loss)	$598,301	$(102,850)	$327,137	$(30,962)

(c)	Common Stocks, at Equity

Common stocks, at equity, totaled $148.7 million as of September 30, 2009 and $141.5 million as of December 31, 2008. The following table sets forth the components of common stocks, at equity, as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008

TRG Holding Corporation	$74,350	$74,354
Fairfax Asia Limited	74,296	67,092
Other	27	27

Total common stocks, at equity	$148,673	$141,473

On June 4, 2009, the Company purchased additional shares of Fairfax Asia Limited (“Fairfax Asia”) at a cost of $1.0 million. For common stocks, at equity, as of September 30, 2009, the relative ownership held by the Company was 13.0% for TRG Holding Corporation (which is 100% owned by Fairfax) and 26.2% (economic) for Fairfax Asia Limited (which is 100% owned by Fairfax).

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following tables set forth the Company’s derivative positions, which are included in other invested assets or other liabilities in the consolidated balance sheets, as of September 30, 2009, and December 31, 2008, respectively (in thousands):

	September 30, 2009
	Exposure/
	Notional		Fair Value	Fair Value
	Amount	Cost	Asset	Liability

Credit default swaps	$1,314,740	$20,583	$12,108	$—
Total return swaps	677,645	—	6,181	—
Forward currency contracts	514,730	—	—	44,852
Warrants	163,116	5,318	3,281	—
Interest rate swaps	140,000	—	—	905

	December 31, 2008
	Exposure/
	Notional		Fair Value	Fair Value
	Amount	Cost	Asset	Liability

Credit default swaps	$1,782,868	$30,776	$82,843	$—
Futures contracts	791,000	—	—	68
Forward currency contracts	533,890	—	28,225	—
Warrants	163,116	5,577	1	—
Interest rate swaps	140,000	—	—	33
Call options	75,324	22	—	—

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following tables summarize the effect of the hedging instruments and related hedged items on the Company’s historical financial position, results of operations and cash flows as of and for the nine and three months ended September 30, 2009 and 2008 (in millions):

	As of and for the Nine Months Ended September 30, 2009
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals

Equity risk exposures:
Redeemable preferred stocks	$0.1	$0.1	$0.4	$(0.4)	$—	$(1.1)
Common stocks, at fair value	2,181.3	2,181.3	512.8	(74.5)	438.3	(47.3)

Total equity exposure	$2,181.4	$2,181.4	513.2	(74.9)	438.3	(48.4)

Hedging instruments:
Other invested assets:
Total return swaps	$677.6	$6.2	—	6.2	6.2	—

Total equity hedging instruments	$677.6	$6.2	—	6.2	6.2	—

Net equity impact			$513.2	$(68.7)	$444.5	$(48.4)

Credit risk exposures:
Fixed income securities	$4,646.0	$4,646.0	$401.7	$182.7	$584.4	$88.0
Derivatives:
Other invested assets	3.3	3.3	—	3.3	3.3	(0.2)
Other liabilities	(45.8)	(45.8)	—	(57.2)	(57.2)	16.8
Cash, cash equivalents and short-term investments	1,731.1	1,731.1	—	61.1	61.1	61.1
Premiums receivable	548.5	548.5	—	(2.0)	(2.0)	(2.0)
Reinsurance recoverable	1,088.7	1,088.7	—	(0.3)	(0.3)	—

Total credit risk exposure	$7,971.8	$7,971.8	401.7	187.6	589.3	163.7

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$416.5	$4.4	—	(0.1)	(0.1)	12.8
Insurance	898.2	7.7	—	(26.5)	(26.5)	21.2

Total credit default swaps	$1,314.7	$12.1	—	(26.6)	(26.6)	34.0

Net exposure			$401.7	$161.0	$562.7	$197.7

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of and for the Nine Months Ended September 30, 2008
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Gains	Net Equity	Disposals

Equity risk exposures:
Redeemable preferred stocks	$0.4	$0.4	$0.8	$(0.8)	$—	$—
Common stocks, at fair value	970.3	970.3	(97.4)	(82.1)	(179.5)	12.1

Total equity exposure	$970.7	$970.7	(96.6)	(82.9)	(179.5)	12.1

Hedging instruments:
Other invested assets:
Total return swaps	$1,034.7	$46.6	—	280.7	280.7	237.9
Short positions	—	—	—	12.8	12.8	14.5
Call options	796.6	—	—	(1.2)	(1.2)	(1.5)

Total equity hedging instruments	$1,831.3	$46.6	—	292.3	292.3	250.9

Net equity impact			$(96.6)	$209.4	$112.8	$263.0

Credit risk exposures:
Fixed income securities	$4,244.9	$4,244.9	$(60.2)	$49.8	$(10.4)	$109.9
Derivatives:
Other invested assets	17.1	17.1	—	23.1	23.1	7.0
Other liabilities	(0.4)	(0.4)	—	(0.2)	(0.2)	(0.2)
Cash, cash equivalents and short-term investments	2,306.6	2,306.6	—	(22.3)	(22.3)	(22.3)
Premiums receivable	568.6	568.6	—	(0.5)	(0.5)	(0.5)
Reinsurance recoverable	960.1	960.1	—	0.8	0.8	—

Total credit risk exposure	$8,096.9	$8,096.9	(60.2)	50.7	(9.5)	93.9

Hedging instruments:
Other invested assets:
Credit default swaps:
Mortgage	$160.0	$8.3	—	97.4	97.4	234.1
Banking	918.1	65.2	—	49.5	49.5	3.5
Insurance	1,457.1	71.8	—	169.0	169.0	191.4

Total credit default swaps	$2,535.2	$145.3	—	315.9	315.9	429.0

Net exposure			$(60.2)	$366.6	$306.4	$522.9

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of and for the Three Months Ended September 30, 2009
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals

Equity risk exposures:
Redeemable preferred stocks	$0.1	$0.1	$—	$—	$—	$—
Common stocks, at fair value	2,181.3	2,181.3	283.7	34.2	317.9	33.7

Total equity exposure	$2,181.4	$2,181.4	283.7	34.2	317.9	33.7

Hedging instruments:
Other invested assets:
Total return swaps	$677.6	$6.2	—	6.2	6.2	—

Total equity hedging instruments	$677.6	$6.2	—	6.2	6.2	—

Net equity impact			$283.7	$40.4	$324.1	$33.7

Credit risk exposures:
Fixed income securities	$4,646.0	$4,646.0	$215.3	$94.3	$309.6	$41.8
Derivatives:
Other invested assets	3.3	3.3	—	2.6	2.6	—
Other liabilities	(45.8)	(45.8)	—	(22.5)	(22.5)	(3.8)
Cash, cash equivalents and short-term investments	1,731.1	1,731.1	—	32.7	32.7	32.7
Premiums receivable	548.5	548.5	—	(0.5)	(0.5)	(0.5)
Reinsurance recoverable	1,088.7	1,088.7	—	(0.3)	(0.3)	—

Total credit risk exposure	$7,971.8	$7,971.8	215.3	106.3	321.6	70.2

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$416.5	$4.4	—	(4.0)	(4.0)	—
Insurance	898.2	7.7	—	(9.1)	(9.1)	—

Total credit default swaps	$1,314.7	$12.1	—	(13.1)	(13.1)	—

Net exposure			$215.3	$93.2	$308.5	$70.2

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of and for the Three Months Ended September 30, 2008
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Gains	Net Equity	Disposals

Equity risk exposures:
Redeemable preferred stocks	$0.4	$0.4	$0.2	$(0.3)	$(0.1)	$—
Common stocks, at fair value	970.3	970.3	(81.1)	(54.6)	(135.7)	3.9

Total equity exposure	$970.7	$970.7	(80.9)	(54.9)	(135.8)	3.9

Hedging instruments:
Other invested assets:
Total return swaps	$1,034.7	$46.6	—	187.1	187.1	179.0
Call options	796.6	—	—	—	—	(0.2)

Total equity hedging instruments	$1,831.3	$46.6	—	187.1	187.1	178.8

Net equity impact			$(80.9)	$132.2	$51.3	$182.7

Credit risk exposures:
Fixed income securities	$4,244.9	$4,244.9	$34.3	$(52.6)	$(18.3)	$4.1
Derivatives:
Other invested assets	17.1	17.1	—	21.4	21.4	7.6
Other liabilities	(0.4)	(0.4)	—	(0.2)	(0.2)	(0.2)
Cash, cash equivalents and short-term investments	2,306.6	2,306.6	—	(43.7)	(43.7)	(43.7)
Premiums receivable	568.6	568.6	—	(0.2)	—	(0.2)
Reinsurance recoverable	960.1	960.1	—	(0.3)	—	—

Total credit risk exposure	$8,096.9	$8,096.9	34.3	(75.6)	(40.8)	(32.4)

Hedging instruments:
Other invested assets:
Credit default swaps:
Mortgage	$160.0	$8.3	—	7.2	7.2	68.7
Banking	918.1	65.2	—	29.3	29.3	3.5
Insurance	1,457.1	71.8	—	107.1	107.1	109.7

Total credit default swaps	$2,535.2	$145.3	—	143.6	143.6	181.9

Net exposure			$34.3	$68.0	$102.8	$149.5

In the normal course of effecting its economic hedging strategy with respect to credit risk and equity risk, the Company expects that there may be periods where the notional value of the hedging instrument may exceed or be less than the exposure item being hedged. This situation may arise when management compensates for imperfect correlations between the hedging item and the hedge, due to the timing of opportunities related to the Company’s ability to exit and enter hedged or hedging items at attractive prices or when management desires to only partially hedge an exposure.

The Company holds credit default swaps, referenced to various issuers in the banking and insurance sectors of the financial services industry worldwide, that serve as an economic hedge against declines in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap,

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

as the buyer, the Company agrees to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of September 30, 2009 all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. The Company assesses the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps, where available.

The initial premium paid for each credit default swap contract is recorded as a derivative asset and is subsequently adjusted for changes in the unrealized fair value of the contract at each balance sheet date. As these contracts do not qualify for hedge accounting, changes in the unrealized fair value of the contract are recorded as net realized investment gains in the Company’s consolidated statements of operations and comprehensive income. Sales of credit default swap contracts during 2009 caused the Company to reverse through net realized investment gains any previously recorded unrealized fair value changes since the inception of the contract, and to record the actual amount based upon the final cash settlement. Derivative assets are reported gross, on a contract-by-contract basis, at fair value in other invested assets in the consolidated balance sheets. The sale, expiration or early settlement of a credit default swap will not result in a cash payment owed by the Company; rather, such an event can only result in a cash payment by a third party purchaser of the contract, or the counterparty, to the Company. Accordingly, there is no opportunity for netting of amounts owed in settlement. Cash receipts at the date of sale of the credit default swaps are recorded as cash flows from investing activities arising from net sales of assets and liabilities classified as held for trading.

The fair values of credit default swaps are subject to significant volatility, given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of September 30, 2009 was $5.4 million; the Company has not exercised its right to sell or repledge this collateral. As the Company funds all of its obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for the Company to provide collateral.

The Company’s holdings of credit default swap contracts have declined significantly in 2009 relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, the Company revised the financial objectives of its hedging program by determining not to replace its credit default swap hedge position as sales or expiries occurred, primarily based on the Company’s judgment that its exposure to elevated levels of credit risk had moderated following a marked improvement in the credit markets, but also due to (i) the significant increase in the cost of purchasing credit protection (reducing the attractiveness of the credit default swap contract as a hedging instrument), (ii) improvement in the Company’s capital and liquidity (having benefited significantly from, among other things, more than $568.9 million in gains from sales of credit default swaps realized since 2007), and (iii) the Company’s judgment that managing credit risk without the use of derivatives was, given the market environment, once again an appropriate means for mitigating the Company’s credit exposure arising from financial assets.

For the nine months ended September 30, 2009, the Company sold a portion of its credit default swaps, which contributed to the decrease in the fair value of the portfolio to $12.1 million as of September 30, 2009, from

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

$82.8 million as of December 31, 2008. The credit default swap portfolio has an average term to expiration of 1.8 years as of September 30, 2009, a decrease from 2.5 years as of December 31, 2008.

The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. Forward currency contracts are recorded at fair value in other liabilities as of September 30, 2009 and other invested assets as of December 31, 2008, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

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

The Company has purchased equity index total return swaps as an “economic hedge” against a broad market downturn. During the fourth quarter of 2008, the Company had removed the then-existing economic hedge on its portfolio, closing all of its total return swap contracts for a gain. Since closing these positions, however, the Company has increased its holdings in equity securities through additional acquisitions. In addition, the equity markets have experienced significant appreciation in value since the end of 2008, further increasing the value of the Company’s holdings as well as the Company’s exposure to market volatility. As a result, in late September 2009, the Company initiated U.S. equity index total return swap contracts, with a notional value of $677.6 million, to protect against potential future broad market downturns. The collateral requirement related to entering the total return swaps was $40.7 million as of September 30, 2009. These total return swap transactions terminate during the third quarter of 2010. The equity index total return swaps, in the aggregate, were in a gain position as of September 30, 2009, and are recorded in other invested assets. Changes in the fair values of equity index and common stock total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. As a result of the appreciation in the fair value of the total return swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of September 30, 2009 was $2.6 million. The Company has the right to sell or repledge this collateral.

In connection with the 2008 total return swap transactions, the Company owned a series of index call options on Standard & Poor’s depository receipts (“SPDRs”) and the iShares Canadian S&P/TSX60 (XIU), the majority of which expired in 2008 and the last of which was closed out as of January 14, 2009. A call option gives the purchaser the right, but not the obligation, to purchase an underlying security at a specific price or prices at or for a certain time. The call options were recorded at fair value in other invested assets, and changes in the fair value were recorded as realized investment gains or losses in the consolidated statements of operations.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

agrees to buy the underlying currency at the future date at the price agreed upon. As of December 31, 2008, futures contracts were recorded at fair value in other liabilities, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

The Company held short positions, primarily in equity securities, all of which were closed out during the second quarter of 2008. In connection with the short positions, the Company purchased a SPDR call option as protection against a decline in the value of the short positions. The call option was closed out on July 7, 2008. The call option was recorded at fair value in other invested assets in the consolidated balance sheets, and changes in the fair value were recorded as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is reflected in the fair value of the derivative instruments.

The net realized investment gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments and have been reported in net realized investment gains in the consolidated statements of operations. The change in fair value presented below consists of two components: (i) the reversal of the gain or loss recognized in previous years on securities sold and (ii) the change in fair value resulting from mark-to-market adjustments on contracts still outstanding. The following table sets forth the total net realized investment gains and losses on derivatives and short sales for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Credit default swaps:
Net realized investment gain on disposal	$33,960	$428,983	$—	$181,926
Change in fair value	(60,543)	(113,114)	(13,137)	(38,370)

Net realized investment (loss) gain	(26,583)	315,869	(13,137)	143,556

Total return swaps:
Net realized investment gain on disposal	—	237,924	—	179,006
Change in fair value	6,182	42,783	6,182	8,123

Net realized investment gain	6,182	280,707	6,182	187,129

Forward currency contracts:
Net realized investment gain (loss) on disposal	18,328	7,553	(3,178)	7,553
Change in fair value	(73,077)	18,063	(17,849)	14,935

Net realized investment (loss) gain	(54,749)	25,616	(21,027)	22,488

Warrants:
Net realized investment loss on disposal	(237)	(590)	—	—
Change in fair value	3,539	(1,906)	2,578	(1,101)

Net realized investment gain (loss)	3,302	(2,496)	2,578	(1,101)

Interest rate swaps:
Net realized investment loss on disposal	(1,255)	—	(666)	—
Change in fair value	(872)	—	(789)	—

Net realized investment loss	(2,127)	—	(1,455)	—

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Futures Contracts:
Net realized investment loss on disposal	(275)	(186)	—	(186)

Net realized investment loss	(275)	(186)	—	(186)

Call options:
Net realized investment loss on disposal	—	(1,519)	—	(249)
Change in fair value	—	368	—	224

Net realized investment loss	—	(1,151)	—	(25)

Total derivatives:
Net realized investment gain (loss) on disposal	50,521	672,165	(3,844)	368,050
Change in fair value	(124,771)	(53,806)	(23,015)	(16,189)

Net realized investment (loss) gain	$(74,250)	$618,359	$(26,859)	$351,861

Short positions:
Net realized investment gain (loss) on disposal	—	14,457	—	(15)
Change in fair value	—	(1,635)	—	—

Total net realized investment gain (loss)	$—	$12,822	$—	$(15)

(e)	Assets on Deposit

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of September 30, 2009, restricted assets supporting these deposits and trust fund requirements totaled $1,026.9 million as depicted in the following table (in millions):

	As of September 30, 2009
	Restricted Assets Relating to:
	U.S.	Foreign
	Regulatory	Regulatory
	Requirements	Requirements	Total

Fixed income securities	$409.4	$531.8	$941.2
Cash, cash equivalents and short-term investments	7.4	78.3	85.7

Total	$416.8	$610.1	$1,026.9

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Accumulated Other Comprehensive Income

The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Beginning balance of unrealized net appreciation on securities	$75,166	$88,315	$346,330	$16,428
Ending balance of unrealized net appreciation (depreciation) on securities	673,467	(14,534)	673,467	(14,534)

Current period change in unrealized net appreciation (depreciation) on securities	598,301	(102,849)	327,137	(30,962)

Beginning balance of foreign currency translation adjustments	10,716	8,138	11,883	21,594
Adjustment to beginning balance due to a change in accounting standards (Note 3)	—	(1,531)	—	—

Adjusted beginning balance of foreign currency translation adjustments	10,716	6,607	11,883	21,594
Ending balance of foreign currency translation adjustments	9,744	(6,778)	9,744	(6,778)

Current period change in foreign currency translation adjustments	(972)	(13,385)	(2,139)	(28,372)

Beginning balance of benefit plan liabilities	(3,461)	(11,430)	(3,461)	(10,263)
Adjustment to beginning balance due to a change in accounting standards	—	146	—	—

Adjusted beginning balance of benefit plan liabilities	(3,461)	(11,284)	(3,461)	(10,263)
Ending balance of benefit plan liabilities	(3,461)	(10,263)	(3,461)	10,263

Current period change in benefit plan liabilities	—	1,021	—	—

Other comprehensive income (loss)	$597,329	$(115,213)	$324,998	$(59,334)

Beginning balance of accumulated other comprehensive income	$82,421	$85,023	$354,752	$27,759
Other comprehensive income (loss)	597,329	(115,213)	324,998	(59,334)
Effect of changes in accounting (Note 3)	—	(1,385)	—	—

Change in accumulated other comprehensive income (loss)	597,329	(116,598)	324,998	(59,334)

Ending balance of accumulated other comprehensive income (loss)	$679,750	$(31,575)	$679,750	$(31,575)

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The components of comprehensive income for the nine and three months ended September 30, 2009 and 2008 are shown in the following table (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$246,788	$441,126	$129,448	$123,241

Other comprehensive income (loss), before tax:
Unrealized net appreciation (depreciation) on securities arising during the period	946,240	(175,858)	583,511	(99,298)
Reclassification adjustment for realized investment (losses) gains included in net income	(25,778)	17,630	(80,223)	51,665
Foreign currency translation adjustments	(1,495)	(20,594)	(3,290)	(43,651)
Benefit plan liabilities	—	1,571	—	—

Other comprehensive income (loss), before tax	918,967	(177,251)	499,998	(91,284)

Tax (provision) benefit:
Unrealized net (appreciation) depreciation on securities arising during the period	(331,183)	61,551	(204,229)	34,755
Reclassification adjustment for realized investment (losses) gains included in net income	9,022	(6,171)	28,078	(18,083)
Foreign currency translation adjustments	523	7,208	1,151	15,278
Benefit plan liabilities	—	(550)	—	—

Total tax (provision) benefit	(321,638)	62,038	(175,000)	31,950

Other comprehensive income (loss), net of tax	597,329	(115,213)	324,998	(59,334)

Comprehensive income	$844,117	$325,913	$454,446	$63,907

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Gross unpaid losses and loss adjustment expenses, beginning of period	$5,250,484	$5,119,085	$5,403,728	$5,203,060
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	690,171	643,509	739,213	644,121

Net unpaid losses and loss adjustment expenses, beginning of period	4,560,313	4,475,576	4,664,515	4,558,939

Add: Losses and loss adjustment expenses incurred related to:
Current year	994,372	1,181,551	343,996	472,664
Prior years	(11,145)	(163)	(263)	(3,580)

Total losses and loss adjustment expenses incurred	983,227	1,181,388	343,733	469,084

Less: Paid losses and loss adjustment expenses related to:
Current year	110,223	151,607	48,394	76,744
Prior years	781,234	771,093	256,477	229,329

Total paid losses and loss adjustment expenses	891,457	922,700	304,871	306,073

Effects of exchange rate changes	57,369	(49,784)	6,075	(37,470)

Net unpaid losses and loss adjustment expenses, end of period	4,709,452	4,684,480	4,709,452	4,684,480
Add: Ceded unpaid losses and loss adjustment expenses, end of period	783,483	651,303	783,483	651,303

Gross unpaid losses and loss adjustment expenses, end of period	$5,492,935	$5,335,783	$5,492,935	$5,335,783

Estimates of reserves for unpaid losses and loss adjustment expenses are contingent on many events that may or may not occur in the future. These events include changes in loss estimates arising from a variety of catastrophic events, hurricanes, windstorms and floods. The eventual outcome of these events may be different from the assumptions underlying the Company’s reserve estimates. In the event that the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of September 30, 2009. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

Net losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $994.4 million for the nine months ended September 30, 2009, a decrease of $187.2 million from $1,181.6 million for the nine months ended September 30, 2008. This decrease was principally attributable to a reduction in current year property catastrophe losses of $117.6 million, to $105.3 million for the nine months ended September 30, 2009, from

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

$222.9 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, current year property catastrophe losses included $53.5 million related to Windstorm Klaus and $13.3 million related to Windstorm Wolfgang. For the nine months ended September 30, 2008, current year property catastrophe losses included $123.2 million related to Hurricane Ike, $35.4 million related to the China winter storm, $15.0 million related to Windstorm Emma, $11.2 million related to Hurricane Gustav and $10.7 million related to the Australia floods.

Net losses and loss adjustment expenses incurred related to prior years decreased $11.1 million for the nine months ended September 30, 2009, and decreased $0.2 million for the nine months ended September 30, 2008. The decrease in prior period losses and loss adjustment expenses for the nine months ended September 30, 2009 was attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in EuroAsia, London Market and U.S. Insurance divisions.

Net losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $344.0 million for the three months ended September 30, 2009, a decrease of $128.7 million from $472.7 million for the three months ended September 30, 2008. This decrease was principally attributable to a reduction in current year property catastrophe losses of $103.6 million, to $42.4 million for the three months ended September 30, 2009, from $146.0 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, current year property catastrophe losses included $13.3 million related to Windstorm Wolfgang. For the three months ended September 30, 2008, current year property catastrophe losses included $123.2 million related to Hurricane Ike and $11.2 million related to Hurricane Gustav.

Net losses and loss adjustment expenses incurred related to prior years decreased $0.3 million for the three months ended September 30, 2009, and decreased $3.6 million for the three months ended September 30, 2008. The decrease in prior period losses and loss adjustment expenses for the three months ended September 30, 2008 was attributable to decreased loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London Market and U.S. Insurance divisions.

Ceded unpaid losses and loss adjustment expenses were $783.5 million and $651.3 million as of September 30, 2009 and 2008, respectively. The increase in ceded unpaid losses and loss adjustment expenses was principally attributable to a $73.5 million increase in unpaid reinsurance recoverables related to property catastrophe events.

The Company uses tabular reserving for workers’ compensation indemnity reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Losses have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $114.8 million and $118.2 million as of September 30, 2009 and December 31, 2008, respectively. The amount of case reserve discount was $54.8 million and $55.6 million as of September 30, 2009 and December 31, 2008, respectively. The amount of incurred but not reported reserve discount was $21.3 million and $24.0 million as of September 30, 2009 and December 31, 2008, respectively.

7.	Asbestos and Environmental Losses and Loss Adjustment Expenses

The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of September 30, 2009 were $237.4 million, representing 5.0% of total net unpaid losses and loss adjustment expenses, compared to $260.3 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2008. Exposure arises from reinsurance contracts written by Clearwater prior to 1986 under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.

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

The Company’s reserves for asbestos and environmental-related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the nine and three months ended September 30, 2009 and 2008, is set forth in the table below (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$360,733	$339,271	$342,482	$332,927
Add: Gross losses and loss adjustment expenses incurred	—	48,322	—	25,000
Less: Gross calendar year paid losses and loss adjustment expenses	27,258	41,326	9,007	11,660

Gross unpaid losses and loss adjustment expenses, end of period	$333,475	$346,267	$333,475	$346,267

Net unpaid losses and loss adjustment expenses, beginning of period	$230,486	$222,426	$220,335	$209,688
Add: Net losses and loss adjustment expenses incurred	—	21,000	—	15,000
Less: Net calendar year paid losses and loss adjustment expenses	18,066	27,301	7,915	8,563

Net unpaid losses and loss adjustment expenses, end of period	$212,420	$216,125	$212,420	$216,125

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$34,242	$41,984	$29,102	$39,817
Add: Gross losses and loss adjustment expenses incurred	—	—	—	—
Less: Gross calendar year paid losses and loss adjustment expenses	6,276	6,884	1,136	4,717

Gross unpaid losses and loss adjustment expenses, end of period	$27,966	$35,100	$27,966	$35,100

Net unpaid losses and loss adjustment expenses, beginning of period	$29,819	$34,485	$26,094	$32,534
Add: Net losses and loss adjustment expenses incurred	—	—	—	—
Less: Net calendar year paid losses and loss adjustment expenses	4,861	5,466	1,136	3,515

Net unpaid losses and loss adjustment expenses, end of period	$24,958	$29,019	$24,958	$29,019

The Company did not incur net losses and loss adjustment expenses related to asbestos or environmental claims for the nine and three months ended September 30, 2009. Net losses and loss adjustment expenses incurred for asbestos claims increased $21.0 million and $15.0 million for the nine and three months ended September 30, 2008, respectively, due to loss emergence greater than expectations in the periods. The Company did not incur net losses and loss adjustment expenses related to environmental claims for the nine and three months ended September 30, 2008.

The Company’s survival ratio for asbestos and environmental-related liabilities as of September 30, 2009 is seven years. The Company’s underlying survival ratio for asbestos-related liabilities is seven years and for environmental-related liabilities is four years. The asbestos and environmental-related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, as of September 30, 2009, divided by the average paid asbestos and environmental claims for the last three years of $35.7 million, which are net of reinsurance. Our survival ratios may fluctuate over time due to the variability of large payments and adjustments to liabilities.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8.	Debt Obligations, Common Shares and Preferred Shares

Debt Obligations

The components of the Company’s debt obligations as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008

7.65% Senior Notes due 2013	$224,823	$224,790
6.875% Senior Notes due 2015	124,548	124,488
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,371	$489,278

On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C, due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the nine months ended September 30, 2009 and 2008, the average annual interest rate on the Series C Notes was 3.72% and 5.90%, respectively.

On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the nine months ended September 30, 2009 and 2008, the average annual interest rate on each series of notes was 3.42% and 5.60%, respectively.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

As of September 30, 2009, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

Year	Amount

2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

As of September 30, 2009 and December 31, 2008, the amortized cost of the Company’s debt obligations was $489.4 million and $489.3 million respectively, as reflected in the respective consolidated balance sheets. As of September 30, 2009 and December 31, 2008, the estimated fair value of the Company’s debt obligations was $490.2 million and $407.0 million, respectively. The estimated fair value is based on quoted market prices of the Company’s debt, where available, and for debt similar to the Company’s, and discounted cash flow calculations.

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

As of September 30, 2009, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at the Company’s option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if the Company’s debt rating changes.

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

Common Shares

The Company’s Board of Directors authorized a share repurchase program whereby the Company was authorized to repurchase shares of its common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program were retired. During the nine months ended September 30, 2009, the Company repurchased and retired 1,789,100 shares of its common stock, at a cost of $72.6 million, an average repurchase price of $40.56 per share. From the inception of the program through September 30, 2009, the Company repurchased and retired 13,906,845 shares of its common stock at a total cost of $518.4 million. No purchases of common stock were made by the Company after August 13, 2009.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Preferred Shares

During the first quarter of 2009, Odyssey America purchased 704,737 shares of the Company’s Series B preferred shares, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the purchase of the Series B preferred shares, the Company recorded a gain of $8.0 million during the nine months ended September 30, 2009, which was reflected in the Company’s retained earnings and included in net income available to common shareholders.

9.	Segment Reporting

The Company’s operations are managed through four operating divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty reinsurance business on a treaty and facultative basis. The EuroAsia division writes treaty reinsurance business. The London Market division operates through three distribution channels: Newline at Lloyd’s and NICL, which focus on casualty insurance, and the London branch of Odyssey America, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical professional liability, professional liability and commercial automobile.

The financial results of these divisions for the nine and three months ended September 30, 2009 and 2008 are as follows (in thousands):

			London	U.S.
Nine Months Ended September 30, 2009	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$576,246	$442,480	$234,175	$444,298	$1,697,199
Net premiums written	563,435	417,699	181,200	300,480	1,462,814
Net premiums earned	$588,518	$412,328	$185,254	$258,285	$1,444,385

Losses and loss adjustment expenses	382,802	314,040	108,713	177,672	983,227
Acquisition costs and other underwriting expenses	182,035	102,376	53,518	75,051	412,980

Total underwriting deductions	564,837	416,416	162,231	252,723	1,396,207

Underwriting income (loss)	$23,681	$(4,088)	$23,023	$5,562	48,178

Net investment income					237,082
Net realized investment gains					99,992
Other expense, net					(34,263)
Interest expense					(23,522)

Income before income taxes					$327,467

Underwriting ratios:
Losses and loss adjustment expenses	65.1%	76.2%	58.7%	68.8%	68.1%
Acquisition costs and other underwriting expenses	30.9	24.8	28.9	29.1	28.6

Combined ratio	96.0%	101.0%	87.6%	97.9%	96.7%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Nine Months Ended September 30, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$598,957	$491,865	$278,463	$431,171	$1,800,456
Net premiums written	586,593	469,361	223,835	313,320	1,593,109
Net premiums earned	$586,760	$437,215	$231,237	$317,147	$1,572,359

Losses and loss adjustment expenses	515,044	318,897	146,946	200,501	1,181,388
Acquisition costs and other underwriting expenses	188,448	113,930	61,966	82,527	446,871

Total underwriting deductions	703,492	432,827	208,912	283,028	1,628,259

Underwriting (loss) income	$(116,732)	$4,388	$22,325	$34,119	(55,900)

Net investment income					200,329
Net realized investment gains					565,368
Other expense, net					(13,192)
Interest expense					(25,827)

Income before income taxes					$670,778

Underwriting ratios:
Losses and loss adjustment expenses	87.8%	72.9%	63.6%	63.2%	75.1%
Acquisition costs and other underwriting expenses	32.1	26.1	26.8	26.0	28.5

Combined ratio	119.9%	99.0%	90.4%	89.2%	103.6%

			London	U.S.
Three Months Ended September 30, 2009	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$190,561	$151,278	$86,300	$202,752	$630,891
Net premiums written	185,821	139,577	67,508	131,122	524,028
Net premiums earned	$192,604	$133,838	$69,141	$98,313	$493,896

Losses and loss adjustment expenses	126,165	110,416	35,678	71,474	343,733
Acquisition costs and other underwriting expenses	57,862	33,659	20,232	23,252	135,005

Total underwriting deductions	184,027	144,075	55,910	94,726	478,738

Underwriting income (loss)	$8,577	$(10,237)	$13,231	$3,587	15,158

Net investment income					76,655
Net realized investment gains					144,156
Other expense, net					(45,514)
Interest expense					(7,619)

Income before income taxes					$182,836

Underwriting ratios:
Losses and loss adjustment expenses	65.5%	82.5%	51.6%	72.7%	69.6%
Acquisition costs and other underwriting expenses	30.1	25.2	29.3	23.7	27.3

Combined ratio	95.6%	107.7%	80.9%	96.4%	96.9%

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended September 30, 2008	Americas	EuroAsia	Market	Insurance	Total

Gross premiums written	$234,783	$151,409	$98,190	$172,362	$656,744
Net premiums written	229,362	141,888	83,304	117,253	571,807
Net premiums earned	$208,663	$137,578	$83,875	$115,277	$545,393

Losses and loss adjustment expenses	265,550	83,049	56,255	64,230	469,084
Acquisition costs and other underwriting expenses	64,147	36,068	19,955	27,113	147,283

Total underwriting deductions	329,697	119,117	76,210	91,343	616,367

Underwriting (loss) income	$(121,034)	$18,461	$7,665	$23,934	(70,974)

Net investment income					62,505
Net realized investment gains					196,743
Other income, net					6,018
Interest expense					(8,390)

Income before income taxes					$185,902

Underwriting ratios:
Losses and loss adjustment expenses	127.3%	60.4%	67.1%	55.7%	86.0%
Acquisition costs and other underwriting expenses	30.7	26.2	23.8	23.5	27.0

Combined ratio	158.0%	86.6%	90.9%	79.2%	113.0%

10.	Commitments and Contingencies

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

The Company participates in Lloyd’s through its 100% ownership of Newline, through which the Company provides 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in the financial statements of the Company. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged securities and cash with a fair value of $228.6 million as of September 30, 2009 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. The Company believes that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.

As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The guarantee, which was entered into while Odyssey America and CTR were each 100% owned by Fairfax, was provided by Odyssey America to facilitate the transfer of renewal rights to CTR’s business, together with certain CTR employees, to Odyssey America in 2000 in order to further expand the Company’s international reinsurance business. The guarantee was terminated effective December 31, 2001. There were no amounts received from CTR under the guarantee, and the Company did not provide any direct consideration for the renewal rights to the business of CTR. CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax that have the responsibility for the run-off of its liabilities. Although CTR’s liabilities were assumed by Fairfax subsidiaries, the guarantee only pertains to those liabilities attaching to the policies written by CTR. Fairfax has agreed to indemnify Odyssey America for all its obligations incurred under its guarantee. The Company’s potential exposure in connection with this agreement is estimated to be $122.3 million as of September 30, 2009. The Company believes that the financial resources of the Fairfax subsidiaries that have assumed CTR’s liabilities provide adequate protection to satisfy the obligations that are subject to this guarantee. The Company does not expect to make payments under this guarantee and does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For each of the nine month periods ended September 30, 2009 and 2008, Falcon paid $0.2 million, to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in connection with this agreement is estimated to be $53.7 million, based on Falcon’s loss reserves at September 30, 2009. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $56.6 million as of September 30, 2009. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.

The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of the shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner claimed that the guarantee should be available and pursued legal actions against the Company. The Company found this claim without merit and vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the one-year period commencing November 1, 2008. As of September 30, 2009, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both September 30, 2009 and December 31, 2008 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date. The Company continues to vigorously pursue collection of the award.

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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the nine and three months ended September 30, 2009 and 2008 is comprised of the following components (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Defined Benefit Pension Plan:
Service cost	$3,841	$3,993	$1,280	$1,331
Interest cost	2,574	2,232	858	744
Return on assets	(1,641)	(1,650)	(547)	(550)
Recognized net actuarial loss	—	388	—	129
Settlement charge	—	1,571	—	—
Net amortization and deferral	41	41	14	14

Net periodic benefit cost	$4,815	$6,575	$1,605	$1,668

Excess Benefit Plans:
Service cost	$549	$630	$183	$210
Interest cost	713	639	238	213
Recognized net actuarial loss	94	183	31	61
Recognized prior service cost	(28)	(28)	(9)	(9)

Net periodic benefit cost	$1,328	$1,424	$443	$475

Postretirement Benefit Plan:
Service cost	$1,173	$1,340	$391	$446
Interest cost	769	659	256	219
Net amortization and deferral	(131)	(78)	(44)	(26)

Net periodic benefit cost	$1,811	$1,921	$603	$639

The Company recorded a one-time pension settlement expense of $1.6 million ($1.0 million after-tax) and a corresponding increase to other comprehensive income, during the second quarter of 2008 related to the settlement of retiree benefit obligations from the defined benefit pension plan. The settlement of the retiree benefit obligations resulted in the immediate recognition of a portion of a previously unrecognized actuarial loss. The settlement of retiree benefit obligations had no effect on total shareholders’ equity. Annuities have been purchased for those individuals whose retiree benefit obligations were settled under the defined benefit pension plan. Additionally, as a result of the settlement, the Company’s retiree benefit obligations and the fair value of the plan assets decreased by $7.7 million.

During the second quarter of 2009, the Company contributed $1.0 million to the Defined Benefit Pension Plan. No contributions were made to the above plans for the nine and three months ended September 30, 2008.

12.	Stock-Based Compensation Plans

As of September 30, 2009, the Company had three stock-based compensation plans (the “Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Plans generally allow for the issuance of grants and exercises through the use of shares purchased on the open market or otherwise acquired, newly issued shares, treasury stock, or any combination thereof. The

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

following is the Company’s recognized expense and the resulting tax benefit related to the Plans for the nine and three months ended September 30, 2009 and 2008, respectively (in thousands):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock-based compensation expense	$11,217.0	$6,906.2	$4,100.5	$2,446.3
Tax benefit	3,925.9	2,417.2	1,435.1	856.2

For the nine months ended September 30, 2009 and 2008, the Company received $0.8 million and $1.0 million, respectively, in cash from employees for the exercise of stock options. For both the three months ended September 30, 2009 and 2008, the Company received $0.6 million, in cash from employees for the exercise of stock options.

As of September 30, 2009, there was less than $0.1 million of unrecognized compensation cost related to unvested options from the 2002 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 1.0 year. The Company did not grant any stock options during the nine months ended September 30, 2009 and 2008, respectively, under the 2002 Option Plan.

As of September 30, 2009, there was $3.1 million of unrecognized compensation cost related to unvested options granted from the 2001 Option Plan, which is expected to be recognized over a remaining weighted-average vesting period of 2.3 years. The Company granted 52,496 and 59,074 stock options during the nine months ended September 30, 2009 and 2008, respectively, under the 2001 Option Plan.

As of September 30, 2009, there was $22.1 million of unrecognized compensation cost related to unvested restricted share awards from the Restricted Share Plan, which is expected to be recognized over a remaining weighted-average vesting period of 3.4 years. The Company granted 371,547 and 343,011 restricted share awards during the nine months ended September 30, 2009 and 2008, respectively, under the Restricted Share Plan.

13.	Federal and Foreign Income Taxes

The Company’s federal and foreign income tax provisions for the nine and three months ended September 30, 2009 were $80.7 million and $53.4 million, respectively, resulting in effective tax rates of 24.6% and 29.2%, respectively, as compared to the Company’s federal and foreign income tax provisions for the nine and three months ended September 30, 2008 of $229.7 million and $62.7 million of income tax expense, respectively, resulting in effective tax rates of 34.2% and 33.7%, respectively. The effective tax rates for the nine and three months ended September 30, 2009 are not necessarily indicative of the effective tax rates for the 2009 interim or annual periods.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision for the nine and three months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended				Three Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income

Income before income taxes	$327,467		$670,778		$182,836		$185,902

Income tax provision computed at the U.S. statutory tax rate on income	$114,614	35.0%	$234,772	35.0%	$63,993	35.0%	$65,065	35.0%
(Decrease) increase in income taxes resulting from:
Dividend received deduction	(6,665)	(2.0)	(2,922)	(0.4)	(1,640)	(0.9)	(1,123)	(0.6)
Tax-exempt income	(28,511)	(8.7)	(2,539)	(0.4)	(9,473)	(5.2)	(1,360)	(0.7)
Other, net	1,241	0.3	341	—	508	0.3	79	—

Total federal and foreign income tax provision	$80,679	24.6%	$229,652	34.2%	$53,388	29.2%	$62,661	33.7%

14.	Recent Accounting Pronouncements

In December 2008, the FASB issued an accounting standard to require enhanced disclosures regarding the major categories of plan assets, concentrations of risk, inputs and valuation techniques used to measure the fair value of plan assets and the effect of using unobservable inputs (Level 3 classification under the fair value accounting standard). The disclosure requirements of this standard are effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of this standard, if any, on its disclosure requirements.

15.	Subsequent Event

Pursuant to the Offer (see Note 1), which expired on October 21, 2009 at 12:00 midnight, New York City time, Fairfax acquired a total of approximately 14.3 million shares of common stock of OdysseyRe (the “Tendered Shares”). The Tendered Shares, combined with the shares previously owned by Fairfax and its subsidiaries, represented approximately 97.1% of the 58,451,922 shares of common stock of OdysseyRe outstanding. Following the purchase of the Tendered Shares, Fairfax caused a short-form merger pursuant to which Fairfax Investments USA Corp., a wholly-owned subsidiary of Fairfax, merged with and into OdysseyRe (the “Merger”).

The Merger was effected on October 28, 2009 pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”) by the execution and filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware. As a result of the Merger, all shares of OdysseyRe’s common stock held by the remaining minority shareholders of OdysseyRe (the “Remaining Shares”) were converted into and exchanged for the right to receive $65.00 per share in cash, without interest and subject to any applicable withholding of taxes, subject to the rights of holders of the Remaining Shares to seek appraisal of the fair market value thereof pursuant to Section 262 of the DGCL. Following the effective time of the Merger, trading of the shares of common stock of OdysseyRe was suspended on the New York Stock Exchange (“NYSE”) on October 29, 2009, and the NYSE has filed a Form 25 with the Securities and Exchange Commission to withdraw the shares from listing on the NYSE.

PART I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Odyssey Re Holdings Corp. (together with its subsidiaries, “OdysseyRe”) is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Corporation Limited; Newline Underwriting Management Ltd., which manages Newline Syndicate 1218, a member of Lloyd’s of London (collectively “Newline”); Newline Insurance Company Limited (“NICL”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”); and Napa River Insurance Services, Inc.

OdysseyRe is a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through the Lloyd’s marketplaces.

Our gross premiums written for the nine months ended September 30, 2009 were $1,697.2 million, a decrease of $103.3 million, or 5.7%, compared to gross premiums written of $1,800.5 million for the nine months ended September 30, 2008. Our United States business accounted for 52.0% of our gross premiums written for the nine months ended September 30, 2009, compared to 48.5% for the nine months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, our net premiums written were $1,462.8 million and $1,593.1 million, respectively. For the nine months ended September 30, 2009 and 2008, we had net income available to common shareholders of $250.8 million and $435.7 million, respectively. As of September 30, 2009, we had total assets of $10.9 billion and total shareholders’ equity of $3.6 billion.

The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio under United States generally accepted accounting principles (“GAAP”) is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.7% and 96.9% for the nine and three month periods ended September 30, 2009, respectively, compared to 103.6% and 113.0% for the nine and three months ended September 30, 2008, respectively.

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

The following table displays, by division, the estimates included in our consolidated financial statements as of September 30, 2009 and 2008 and June 30, 2009 and 2008 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	Change	As of	As of	Change	Change
	September 30,	June 30,	Third	Year to	September 30,	June 30,	Third	Year to
Division	2009	2009	Quarter	Date	2008	2008	Quarter	Date

	Gross Premiums Written

Americas	$122.7	$139.2	$(16.5)	$(39.7)	$179.6	$179.3	$0.3	$2.1
EuroAsia	153.5	155.7	(2.2)	27.8	161.4	172.1	(10.7)	31.5
London Market	21.6	25.7	(4.1)	(1.2)	18.9	27.0	(8.1)	(2.9)

Total	$297.8	$320.6	$(22.8)	$(13.1)	$359.9	$378.4	$(18.5)	$30.7

	Acquisition Costs

Americas	$26.0	$30.2	$(4.2)	$(16.5)	$39.4	$41.2	$(1.8)	$(3.1)
EuroAsia	41.3	43.7	(2.4)	4.4	47.3	49.8	(2.5)	8.4
London Market	1.8	1.6	0.2	0.1	1.5	2.4	(0.9)	(0.6)

Total	$69.1	$75.5	$(6.4)	$(12.0)	$88.2	$93.4	$(5.2)	$4.7

	Premiums Receivable

Americas	$96.7	$109.0	$(12.3)	$(23.2)	$140.2	$138.1	$2.1	$5.2
EuroAsia	112.2	112.0	0.2	23.4	114.1	122.3	(8.2)	23.1
London Market	19.8	24.1	(4.3)	(1.3)	17.3	24.6	(7.3)	(2.4)

Total	$228.7	$245.1	$(16.4)	$(1.1)	$271.6	$285.0	$(13.4)	$25.9

	Unearned Premiums Reserve

Americas	$89.3	$95.5	$(6.2)	$(26.2)	$120.0	$125.1	$(5.1)	$(2.9)
EuroAsia	98.8	104.9	(6.1)	(3.4)	109.8	117.4	(7.6)	12.6
London Market	3.2	10.4	(7.2)	(3.7)	7.9	18.2	(10.3)	(2.1)

Total	$191.3	$210.8	$(19.5)	$(33.3)	$237.7	$260.7	$(23.0)	$7.6

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

Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments that can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.3% of our gross premiums written for the nine months ended September 30, 2009. As a result, we believe the risks of material changes to these estimates over time are mitigated.

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

We rely on initial and subsequent claim reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of unpaid losses and LAE. The type of information that we receive from ceding companies generally varies by the type of contract. Proportional, or quota share, reinsurance contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss, facultative and insurance contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant or claims adjuster and the cedant’s or claims adjuster’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants and insureds, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $11.6 million and $19.6 million as of September 30, 2009 and December 31, 2008, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.

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

We complete comprehensive loss reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. We anticipate completing this year’s annual review in the fourth quarter of 2009. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at September 30, 2009.

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

The ultimate settlement value of losses and LAE related to business written in prior periods for the nine months ended September 30, 2009 was below our estimates of reserves for losses and LAE as previously established at December 31, 2008 by 0.2%. There was no material change in the ultimate settlement value of losses and LAE related to business written in prior periods for the nine months ended September 30, 2008, relative to our estimates of reserves for losses and LAE as previously established at December 31, 2007. There was no material change in the ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended September 30, 2009, relative to our estimates of reserves for losses and LAE as previously established at June 30, 2009. The ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended September 30, 2008 was below our estimates of reserves for losses and LAE as previously established at June 30, 2008 by 0.1%. Any future impact to income of changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate losses and LAE are based upon the information we have available at any given point in time and upon our assumptions derived from that information. Every one percentage point difference in the ultimate settlement value of losses and LAE compared to our estimate of reserves for losses and LAE as of September 30, 2009 will impact pre-tax income by $47.1 million.

If a change were to occur in the frequency and severity of claims underlying our September 30, 2009 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income

1.0% unfavorable change	$47.1
2.5% unfavorable change	117.7
5.0% unfavorable change	235.5

Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future emergence for certain segments of our business. In recent years, we experienced loss emergence, resulting from a combination of claim frequency and severity of losses, greater than expectations that were established based on a review of prior years’ loss emergence trends, particularly for business written in the late 1990s and early 2000s. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time. These competitive conditions resulted in price pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the late 1990s and early 2000s.

The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for the nine and three months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Division	2009	2008	2009	2008

Americas	$21.7	$31.4	$9.3	$24.9
EuroAsia	(14.3)	8.8	(7.4)	(3.2)
London Market	(10.0)	(18.3)	(3.3)	(4.6)
U.S. Insurance	(8.5)	(22.1)	1.1	(20.7)

Total loss and LAE development	$(11.1)	$(0.2)	$(0.3)	$(3.6)

The Americas division reported net increases in prior period loss estimates of $21.7 million and $31.4 million for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, the net increases in prior period loss estimates were $9.3 million and $24.9 million, respectively. The increases in prior period loss estimates for the nine and three months ended September 30, 2009 were principally attributable to loss emergence greater than expectations in the period on automobile and professional liability business. The increases in prior period loss estimates for the nine and three months ended September 30, 2008 were principally attributable to loss emergence greater than expectations in the period on asbestos.

The EuroAsia division reported a net decrease in prior period loss estimates of $14.3 million for the nine months ended September 30, 2009 and a net increase in prior period loss estimates of $8.8 million for the nine months ended September 30, 2008. For the three months ended September 30, 2009 and 2008, the net decreases in prior period loss estimates were $7.4 million and $3.2 million, respectively. The decrease in prior period loss estimates for the nine months ended September 30, 2009 was principally attributable to loss emergence lower than expectations in the period on property business. The increase in prior period loss estimates for the nine months ended September 30, 2008 was principally attributable to loss emergence greater than expectations in the period on property business. The decreases in prior period loss estimates for the three months ended September 30, 2009 and 2008 were principally attributable to loss emergence lower than expectations in the period on property business.

The London Market division reported net decreases in prior period loss estimates of $10.0 million and $18.3 million for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, the net decreases in prior period loss estimates were $3.3 million and $4.6 million, respectively. The decrease in prior period loss estimates for the nine months ended September 30, 2009 was principally attributable to loss emergence lower than expectations in the period on liability business. The decrease in prior period loss estimates for the nine months ended September 30, 2008 was principally attributable to loss emergence lower than expectations in the period on property business. The decrease in prior period loss estimates for the three months ended September 30, 2009 was principally attributable to loss emergence lower than expectations in the period on liability business. The decrease in prior period loss estimates for the three months ended September 30, 2008 was principally attributable to loss emergence lower than expectations in the period on property business.

The U.S. Insurance division reported net decreases in prior period loss estimates of $8.5 million and $22.1 million for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009, the net increase in prior period loss estimates was $1.1 million, and for the three months ended September 30, 2008, the net decrease in prior period loss estimates was $20.7 million. The decrease in prior period loss estimates for the nine months ended September 30, 2009 was principally attributable to loss emergence lower than expectations in the period on miscellaneous and professional liability business. The decreases in prior period loss estimates for the nine and three months ended September 30, 2008 were principally attributable to loss emergence lower than expectations in the period on professional liability business. The increase in prior period loss estimates for the three months ended September 30, 2009 was principally attributable to loss emergence greater than expectations in the period on general liability business.

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

The following table summarizes, by type of reserve and division, the unpaid losses and LAE reserves as of September 30, 2009 and December 31, 2008. Case reserves represent unpaid claim reports provided by cedants and claims adjusters plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of September 30, 2009			As of December 31, 2008
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
	(In millions)

Americas
Gross	$1,372.9	$1,323.4	$2,696.3	$1,429.5	$1,335.9	$2,765.4
Ceded	(178.9)	(107.0)	(285.9)	(182.5)	(123.0)	(305.5)

Net	1,194.0	1,216.4	2,410.4	1,247.0	1,212.9	2,459.9

EuroAsia
Gross	597.2	333.3	930.5	494.3	293.7	788.0
Ceded	(28.0)	(6.5)	(34.5)	(2.6)	(0.4)	(3.0)

Net	569.2	326.8	896.0	491.7	293.3	785.0

London Market
Gross	367.9	678.2	1,046.1	308.8	610.9	919.7
Ceded	(60.2)	(130.0)	(190.2)	(54.4)	(78.4)	(132.8)

Net	307.7	548.2	855.9	254.4	532.5	786.9

U.S. Insurance
Gross	245.1	575.0	820.1	200.6	576.8	777.4
Ceded	(75.5)	(197.4)	(272.9)	(55.3)	(193.6)	(248.9)

Net	169.6	377.6	547.2	145.3	383.2	528.5

Total
Gross	2,583.1	2,909.9	5,493.0	2,433.2	2,817.3	5,250.5
Ceded	(342.6)	(440.9)	(783.5)	(294.8)	(395.4)	(690.2)

Net	$2,240.5	$2,469.0	$4,709.5	$2,138.4	$2,421.9	$4,560.3

The provision for IBNR in unpaid losses and LAE as of September 30, 2009 was $2,469.0 million. For illustration purposes, a change in the expected loss ratio that increases the nine months ended September 30, 2009 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $36.1 million. A change in loss emergence trends that increases unpaid losses and LAE at September 30, 2009 by 2.5% would increase IBNR by $117.7 million.

We have exposure to asbestos, environmental pollution and other latent injury damage claims resulting from contracts written by Clearwater prior to 1986. Exposure arises from reinsurance contracts under which we assumed liabilities from ceding companies, on an indemnity or assumption basis, primarily in connection with general liability insurance policies issued by such ceding companies. Our estimate of our ultimate liability for these exposures includes case basis reserves and a provision for IBNR claims. The provision for asbestos loss liabilities is established based on an annual review of Company and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis. We anticipate completing our annual review of asbestos and environmental liabilities in the fourth quarter of 2009.

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

We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of September 30, 2009, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $212.4 million and $25.0 million, respectively. See Note 7 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.

The following table provides the gross and net asbestos and environmental losses and LAE incurred for the nine and three months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Asbestos
Gross losses and LAE incurred	$—	$48.3	$—	$25.0
Net losses and LAE incurred	—	21.0	—	15.0
Environmental
Gross losses and LAE incurred	$—	$—	$—	$—
Net losses and LAE incurred	—	—	—	—

We did not incur net losses and LAE related to asbestos claims for the nine and three months ended September 30, 2009. Net losses and LAE incurred for asbestos claims increased $21.0 million and $15.0 million for the nine and three months ended September 30, 2008, respectively. We did not incur net losses and LAE related to environmental claims for the nine and three months ended September 30, 2009 and 2008.

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

We seek to limit our net after-tax probable maximum loss for a severe catastrophic event, defined as an occurrence with a return period of 250 years, to no more than 20% of our statutory surplus. Prior to 2009, this limit was 15% of statutory surplus. There can be no assurances that we will not incur losses greater than 20% of our statutory surplus from one or more catastrophic events due to the inherent uncertainties in (i) estimating the frequency and severity of such events, (ii) the margin of error in making such determinations resulting from potential inaccuracies and inadequacies in the data provided by clients and brokers, (iii) the modeling techniques and the application of such techniques and (iv) the values of securities in our investment portfolio, which may lead to volatility in our statutory surplus from period to period.

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

Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Premiums Written
Direct	$589.9	$604.9	$260.8	$235.2
Add: assumed	1,107.3	1,195.6	370.1	421.4
Less: ceded	234.4	207.4	106.9	84.9

Net	$1,462.8	$1,593.1	$524.0	$571.8

Premiums Earned
Direct	$538.8	$584.1	$204.8	$215.1
Add: assumed	1,116.0	1,153.6	368.4	393.3
Less: ceded	210.4	165.3	79.3	63.0

Net	$1,444.4	$1,572.4	$493.9	$545.4

The total amount of reinsurance recoverables on paid and unpaid losses as of September 30, 2009 and December 31, 2008 was $837.5 million and $773.2 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectability of individual balances. The reserve for uncollectible recoverables was $44.8 million and $44.5 million as of September 30, 2009 and December 31, 2008, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $5.0 million and $3.0 million as of September 30, 2009 and December 31, 2008, respectively, which has been netted against premiums receivable.

Results of Operations

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Underwriting Results

Gross Premiums Written.  Gross premiums written for the nine months ended September 30, 2009 decreased by $103.3 million, or 5.7%, to $1,697.2 million, compared to $1,800.5 million for the nine months ended September 30, 2008, as reflected in the following table (in millions):

	Nine Months
	Ended September 30,		Change
Division	2009	2008	$	%

Americas	$576.2	$599.0	$(22.8)	(3.8)%
EuroAsia	442.5	491.9	(49.4)	(10.0)
London Market	234.2	278.4	(44.2)	(15.9)
U.S. Insurance	444.3	431.2	13.1	3.0

Total gross premiums written	$1,697.2	$1,800.5	$(103.3)	(5.7)%

Total reinsurance gross premiums written for the nine months ended September 30, 2009 were $1,107.3 million, compared to $1,195.6 million for 2008, a decrease of 7.4%. Total insurance gross premiums written for the nine months ended September 30, 2009, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $589.9 million, compared to $604.9 million for 2008, a decrease of 2.5%. U.S. Insurance division gross premiums written for the nine months ended September 30, 2009 included $10.4 million of business previously managed by and included in the results of the Americas division. For the nine months ended September 30, 2009, total reinsurance gross premiums written represented 65.2% (66.4% in 2008) of our business, while insurance represented the remaining 34.8% (33.6% in 2008) of our business.

Americas.  Gross premiums written in the Americas division for the nine months ended September 30, 2009 were $576.2 million, a decrease of $22.8 million, or 3.8%, compared to $599.0 million for the nine months ended September 30, 2008. These amounts represented 34.0% of our gross premiums written for the nine months ended September 30, 2009 and 33.3% for the nine months ended September 30, 2008. Gross premiums written across each geographic region of the Americas division were as follows:

	Nine Months
	Ended September 30,		Change
	2009	2008	$	%

United States	$438.5	$442.0	$(3.5)	(0.8)%
Latin America	109.9	124.9	(15.0)	(12.0)
Canada	27.8	31.9	(4.1)	(12.9)
Other	—	0.2	(0.2)	(100.0)

Total gross premiums written	$576.2	$599.0	$(22.8)	(3.8)%

•	United States — The decrease in gross premiums written was primarily due to a decrease in property business of $17.6 million, to $122.5 million, for the nine months ended September 30, 2009, as compared to $140.1 million for the nine months ended September 30, 2008. This was partially offset by an increase in casualty business of $10.0 million, to $223.2 million, for the nine months ended September 30, 2009, as compared to $213.2 million for the nine months ended September 30, 2008.

•	Latin America — The decrease in gross premiums written was primarily due to a decrease in treaty pro rata business of $16.1 million, and treaty excess business of $2.4 million. These decreases were offset by an increase in facultative business of $3.6 million. Of the $15.0 million decrease, $7.9 million is attributable to movement in foreign exchange rates during 2009 compared to 2008.

•	Canada — The decrease in gross premiums written was primarily due to the movement in the Canadian dollar exchange rate between 2009 and 2008.

EuroAsia.  Gross premiums written in the EuroAsia division for the nine months ended September 30, 2009 were $442.5 million, a decrease of $49.4 million, or 10.0%, compared to $491.9 million for the nine months ended September 30, 2008. These amounts represented 26.1% of our gross premiums written for the nine months ended September 30, 2009 and 27.3% in the corresponding period of 2008. The decrease in gross premiums written is principally comprised of $49.8 million attributable to the movement in foreign exchange rates during 2009 compared to 2008, and $6.0 million due to a modification to our estimation method in June 2008. The modification to the estimating process impacted gross and net premiums written but had no effect on earned premium. Excluding the effects of the foreign exchange rate movement and the modification to the estimating process, gross premiums written would have increased by $6.4 million.

London Market.  Gross premiums written in the London Market division for the nine months ended September 30, 2009 were $234.2 million, a decrease of $44.2 million, or 15.9%, compared to $278.4 million for the nine months ended September 30, 2008. These amounts represented 13.8% of our gross premiums written for the nine months ended September 30, 2009 and 15.5% for the nine months ended September 30, 2008. Gross premiums written across each unit of the London Market division were as follows:

	Nine Months
	Ended September 30,		Change
	2009	2008	$	%

London branch	$88.5	$104.7	$(16.2)	(15.5)%
Newline and NICL	145.7	173.7	(28.0)	(16.1)

Total gross premiums written	$234.2	$278.4	$(44.2)	(15.9)%

The decrease in gross premiums written by the London branch was primarily attributable to marine and aviation business, which decreased by $9.3 million, or 26.3%, and casualty business, which decreased by $7.5 million, or 49.0%, due to the non-renewal of business not meeting our underwriting standards.

The decrease in gross premiums written by Newline/NICL was primarily attributable to the timing of the placement of a medical professional liability contract for $20.0 million, combined with a decrease in financial lines and motor business.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the nine months ended September 30, 2009 were $444.3 million, an increase of $13.1 million, or 3.0%, compared to $431.2 million for the nine months ended September 30, 2008. These amounts represented 26.2% of our gross premiums written for the nine months ended September 30, 2009 and 23.9% for the nine months ended September 30, 2008. Gross premiums written by line of business were as follows:

	Nine Months
	Ended September 30,		Change
	2009	2008	$	%

Property and package	$131.3	$101.4	$29.9	29.5%
Professional liability	93.3	106.9	(13.6)	(12.7)
Specialty liability	83.9	65.0	18.9	29.1
Medical professional liability	73.1	90.1	(17.0)	(18.9)
Commercial automobile	49.8	49.7	0.1	0.2
Personal automobile	12.9	18.1	(5.2)	(28.7)

Total gross premiums written	$444.3	$431.2	$13.1	3.0%

Gross premiums written related to property and package and specialty liability increased for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, as a result of crop and Sovereign Nation businesses. The increases were offset by a reduction in gross premiums written resulting from the loss of an environmental program in professional liability, and competitive market conditions affecting medical professional liability and automobile lines of business.

Ceded Premiums Written.  Ceded premiums written for the nine months ended September 30, 2009 increased by $27.0 million, or 13.0%, to $234.4 million (13.8% of gross premiums written), from $207.4 million (11.5% of gross premiums written) for the nine months ended September 30, 2008. The increase in ceded premiums written was primarily related to an increase in reinsurance purchased, relating to the U.S. Insurance division.

Net Premiums Written.  Net premiums written for the nine months ended September 30, 2009 decreased by $130.3 million, or 8.2%, to $1,462.8 million from $1,593.1 million for the nine months ended September 30, 2008, as reflected in the following table (in millions):

	Nine Months
	Ended September 30,		Change
Division	2009	2008	$	%

Americas	$563.4	$586.6	$(23.2)	(4.0)%
EuroAsia	417.7	469.4	(51.7)	(11.0)
London Market	181.2	223.8	(42.6)	(19.0)
U.S. Insurance	300.5	313.3	(12.8)	(4.1)

Total net premiums written	$1,462.8	$1,593.1	$(130.3)	(8.2)%

Americas.  Net premiums written in the Americas division for the nine months ended September 30, 2009 were $563.4 million, compared to $586.6 million for the 2008 period, a decrease of 4.0%. These amounts represented 38.5% of our net premiums written for the nine months ended September 30, 2009 and 36.8% for the nine months ended September 30, 2008. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 97.8% for the nine months ended September 30, 2009, compared to 97.9% for the nine months ended September 30, 2008.

The decrease in net premiums written in the Americas division was consistent with the 3.8% decrease in gross premiums written.

EuroAsia.  Net premiums written in the EuroAsia division for the nine months ended September 30, 2009 were $417.7 million, compared to $469.4 million for 2008, a decrease of 11.0%. These amounts represented 28.6% of our net premiums written for the nine months ended September 30, 2009 and 29.5% for the nine months ended September 30, 2008. The net retention ratio for the nine months ended September 30, 2009 was 94.4%, compared to 95.4% for the nine months ended September 30, 2008.

The decrease in net premiums written was consistent with the decrease in gross premiums written, which was due to movements in foreign exchange rates and a modification to our estimation method during 2008.

London Market.  Net premiums written in the London Market division for the nine months ended September 30, 2009 were $181.2 million, compared to $223.8 million for 2008, a decrease of 19.0%. These amounts represented 12.4% of our net premiums written for the nine months ended September 30, 2009 and 14.0% for the nine months ended September 30, 2008. The net retention ratio was 77.4% for the nine months ended September 30, 2009, compared to 80.4% for the nine months ended September 30, 2008.

The decrease in net premiums written consisted of a decrease in gross premiums written of $44.2 million, offset by a decrease in ceded premiums written of $1.6 million.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the nine months ended September 30, 2009 were $300.5 million, compared to $313.3 million for the nine months ended September 30, 2008, a decrease of 4.1%. These amounts represented 20.5% of our net premiums written for the nine months ended September 30, 2009 and 19.7% for the nine months ended September 30, 2008. The net retention ratio was 67.6% for the nine months ended September 30, 2009, compared to 72.7% for the nine months ended September 30, 2008.

The decrease in net premiums written consisted of an increase in gross premiums written of $13.1 million, offset by an increase in ceded premiums written of $25.9 million primarily related to an increase in reinsurance purchased.

Net Premiums Earned.  Net premiums earned for the nine months ended September 30, 2009 decreased by $128.0 million, or 8.1%, to $1,444.4 million, from $1,572.4 million for the nine months ended September 30, 2008. Net premiums earned increased by $1.8 million, or 0.3%, in the Americas division, offset by decreases of $24.9 million, or 5.7%, in the EuroAsia division, $46.0 million, or 19.9%, in the London Market division and $58.9 million, or 18.6%, in the U.S. Insurance division.

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $198.2 million, or 16.8%, to $983.2 million for the nine months ended September 30, 2009, from $1,181.4 million for the nine months ended September 30, 2008, as follows (in millions):

	Nine Months
	Ended September 30,		Change
	2009	2008	$	%

Gross losses and LAE incurred	$1,174.1	$1,309.4	$(135.3)	(10.3)%
Less: ceded losses and LAE incurred	190.9	128.0	62.9	49.1

Net losses and LAE incurred	$983.2	$1,181.4	$(198.2)	(16.8)%

The decrease in net losses and LAE incurred was principally related to a decrease in current year property catastrophe losses of $117.6 million, to $105.3 million for the nine months ended September 30, 2009, from $222.9 million for the nine months ended September 30, 2008. Losses and LAE for the nine months ended September 30, 2009 included a decrease in prior period losses of $11.1 million, attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London Market and U.S. Insurance divisions. Losses and LAE for the nine months ended September 30, 2008 included a decrease in prior period losses of $0.2 million.

Ceded losses and LAE incurred increased $62.9 million, or 49.1%, to $190.9 million for the nine months ended September 30, 2009, from $128.0 million for the nine months ended September 30, 2008. This increase was principally attributable to increased loss cessions on miscellaneous property business.

The loss and LAE ratio for the nine months ended September 30, 2009 and 2008 and the percentage point change for each of our divisions and in total are as follows:

	Nine Months		Percentage
	Ended September 30,		Point
Division	2009	2008	Change

Americas	65.1%	87.8%	(22.7)
EuroAsia	76.2	72.9	3.3
London Market	58.7	63.6	(4.9)
U.S. Insurance	68.8	63.2	5.6

Total loss and LAE ratio	68.1%	75.1%	(7.0)

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the nine months ended September 30, 2009 and 2008 (in millions):

Nine Months Ended September 30, 2009

					London
	Americas		EuroAsia		Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$382.8	65.1%	$314.0	76.2%	$108.7	58.7%	$177.7	68.8%	$983.2	68.1%

Catastrophe Losses:
2009 Events:
Windstorm Klaus	—	—	53.5	13.0	—	—	—	—	53.5	3.7
France hailstorm	—	—	6.8	1.7	—	—	—	—	6.8	0.5
Central Europe flood	—	—	8.1	2.0	—	—	—	—	8.1	0.6
Windstorm Wolfgang	—	—	13.3	3.2	—	—	—	—	13.3	0.9
Other 2009 events	13.1	2.2	8.4	2.0	2.1	1.1	—	—	23.6	1.6

Total 2009 events	13.1	2.2	90.1	21.9	2.1	1.1	—	—	105.3	7.3
Prior period events	(0.7)	(0.1)	(3.3)	(0.8)	4.5	2.4	0.6	0.2	1.1	0.1

Total catastrophe losses	$12.4	2.1%	$86.8	21.1%	$6.6	3.5%	$0.6	0.2%	$106.4	7.4%

Prior period loss development including prior period catastrophe losses	$21.7	3.7%	$(14.3)	(3.5)%	$(10.0)	(5.4)%	$(8.5)	(3.3)%	$(11.1)	(0.8)%

Nine Months Ended September 30, 2008

					London
	Americas		EuroAsia		Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$515.1	87.8%	$318.9	72.9%	$146.9	63.6%	$200.5	63.2%	$1,181.4	75.1%

Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	15.0	3.4	—	—	—	—	15.0	1.0
China winter storm	—	—	35.4	8.1	—	—	—	—	35.4	2.3
Australia floods	8.2	1.4	2.5	0.6	—	—	—	—	10.7	0.7
China earthquake	—	—	5.4	1.2	—	—	—	—	5.4	0.3
Hurricane Gustav	9.8	1.7	—	—	1.4	0.6	—	—	11.2	0.7
Hurricane Ike	108.2	18.4	—	—	7.5	3.2	7.5	2.4	123.2	7.8
Other 2008 events	14.2	2.4	4.4	1.0	3.4	1.5	—	—	22.0	1.4

Total 2008 events	140.4	23.9	62.7	14.3	12.3	5.3	7.5	2.4	222.9	14.2
Prior period events	(1.0)	(0.1)	(0.1)	—	0.6	0.3	—	—	(0.5)	—

Total catastrophe losses	$139.4	23.8%	$62.6	14.3%	$12.9	5.6%	$7.5	2.4%	$222.4	14.2%

Prior period loss development including prior period catastrophe losses	$31.4	5.4%	$8.8	2.0%	$(18.3)	(7.9)%	$(22.1)	(7.0)%	$(0.2)	—%

Americas Division — Losses and LAE decreased $132.3 million, or 25.7%, to $382.8 million for the nine months ended September 30, 2009, from $515.1 million for the nine months ended September 30, 2008. This resulted in a loss and LAE ratio of 65.1% for the nine months ended September 30, 2009, compared to 87.8% for the nine months ended September 30, 2008. This decrease in losses and LAE was principally attributable to a decrease in current year property catastrophe losses of $127.3 million, to $13.1 million for the nine months ended September 30, 2009, from $140.4 million for the nine months ended September 30, 2008. Losses and LAE for the nine months ended September 30, 2009 included current year property catastrophe losses of $13.1 million and an increase in prior period losses of $21.7 million, principally due to loss emergence greater than expectations in the period on automobile and professional liability business. Losses and LAE for the nine months ended September 30, 2008 included current year property catastrophe losses of $140.4 million, with $108.2 million for Hurricane Ike, $9.8 million for Hurricane Gustav, $8.2 million for the Australia floods, and an increase in prior period losses of $31.4 million, principally attributable to loss emergence greater than expectations in the period on asbestos.

EuroAsia Division — Losses and LAE decreased $4.9 million, or 1.5%, to $314.0 million for the nine months ended September 30, 2009, from $318.9 million for the nine months ended September 30, 2008. This resulted in a loss and LAE ratio of 76.2% for the nine months ended September 30, 2009, compared to 72.9% for the nine months ended September 30, 2008. This decrease in losses and LAE was principally due to a decrease in prior period losses of $23.1 million, to a decrease of $14.3 million for the nine months ended September 30, 2009, from an increase of $8.8 million for the nine months ended September 30, 2008. Losses and LAE for the nine months ended September 30, 2009 included current year property catastrophe losses of $90.1 million, with $53.5 million for Windstorm Klaus, $13.3 million for Windstorm Wolfgang, $8.1 million for the Central Europe flood, $6.8 million for the France hailstorm, and a decrease in prior period losses of $14.3 million, principally due to loss emergence lower than expectations in the period on property business. Losses and LAE for the nine months ended September 30, 2008 included current year property catastrophe losses of $62.7 million, with $35.4 million for the China winter storm, $15.0 million for Windstorm Emma, $5.4 million for the China earthquake, and an increase in prior period losses of $8.8 million, principally attributable to loss emergence greater than expectations in the period on property business.

London Market Division — Losses and LAE decreased $38.2 million, or 26.0%, to $108.7 million for the nine months ended September 30, 2009, from $146.9 million for the nine months ended September 30, 2008. This resulted in a loss and LAE ratio of 58.7% for the nine months ended September 30, 2009, compared to 63.6% for the nine months ended September 30, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decline in net premiums earned of $46.0 million, to $185.2 million for the nine months ended September 30, 2009, from $231.2 million for the nine months ended September 30, 2008. Losses and LAE for the nine months ended September 30, 2009 included current year property catastrophe losses of $2.1 million and a decrease in prior period losses of $10.0 million, principally attributable to loss emergence lower than expectations in the period on liability business. Losses and LAE for the nine months ended September 30, 2008 included current year property catastrophe losses of $12.3 million, with $7.5 million for Hurricane Ike, and reflected a decrease in prior period losses of $18.3 million, principally due to loss emergence lower than expectations in the period on property business.

U.S. Insurance Division — Losses and LAE decreased $22.8 million, or 11.4%, to $177.7 million for the nine months ended September 30, 2009, from $200.5 million for the nine months ended September 30, 2008. This resulted in a loss and LAE ratio of 68.8% for the nine months ended September 30, 2009, compared to 63.2% for the nine months ended September 30, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decline in net premiums earned of $58.9 million, to $258.2 million for the nine months ended September 30, 2009, from $317.1 million for the nine months ended September 30, 2008. Losses and LAE for the nine months ended September 30, 2009 included a decrease in prior period losses of $8.5 million, principally attributable to loss emergence lower than expectations in the period on miscellaneous and professional liability business. Losses and LAE for the nine months ended September 30, 2008 included $7.5 million for Hurricane Ike and a reduction in prior period losses of $22.1 million, principally due to favorable loss emergence in the period on professional liability business.

Acquisition Costs.  Acquisition costs for the nine months ended September 30, 2009 were $280.4 million, a decrease of $36.6 million or 11.5%, compared to $317.0 million for the nine months ended September 30, 2008. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 19.4% for the nine months ended September 30, 2009, compared to 20.2% for the nine months ended September 30, 2008, a decrease of 0.8 points. The Americas, EuroAsia and U.S. Insurance divisions’ acquisition expense ratios decreased by 0.8 points, 0.7 points and 3.0 points, respectively, for the nine months ended September 30, 2009 compared to the corresponding period in 2008. The London Market division’s acquisition ratio increased by 1.0 point compared to the corresponding period in 2008.

Other Underwriting Expenses.  Other underwriting expenses for the nine months ended September 30, 2009 were $132.6 million, compared to $129.9 million for the nine months ended September 30, 2008. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 9.2% for the nine months ended September 30, 2009, compared to 8.3% for the corresponding period in 2008. The increase in the other underwriting expense ratio was principally attributable to a decrease in net premiums earned of $128.0 million, combined with a slight increase in other underwriting expenses.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the nine months ended September 30, 2009 and 2008 for each of our divisions:

	Nine Months
	Ended		Percentage
	September 30,		Point
Division	2009	2008	Change

Americas	30.9%	32.1%	(1.2)
EuroAsia	24.8	26.1	(1.3)
London Market	28.9	26.8	2.1
U.S. Insurance	29.1	26.0	3.1

Total acquisition costs and other underwriting expense ratio	28.6%	28.5%	0.1

Our combined ratio was 96.7% for the nine months ended September 30, 2009, compared to 103.6% for the nine months ended September 30, 2008. The following table reflects the combined ratio for the nine months ended September 30, 2009 and 2008 for each of our divisions:

	Nine Months
	Ended		Percentage
	September 30,		Point
Division	2009	2008	Change

Americas	96.0%	119.9%	(23.9)
EuroAsia	101.0	99.0	2.0
London Market	87.6	90.4	(2.8)
U.S. Insurance	97.9	89.2	8.7

Total combined ratio	96.7%	103.6%	(6.9)

Investment Results

Net Investment Income.  Net investment income for the nine months ended September 30, 2009 increased by $36.8 million, or 18.4%, to $237.1 million, from $200.3 million for the nine months ended September 30, 2008. Net investment income was comprised of gross investment income of $253.6 million less investment expenses of $16.5 million for the nine months ended September 30, 2009, compared to gross investment income of $234.6 million less investment expenses of $34.3 million for the nine months ended September 30, 2008. The increase in net investment income for the nine months ended September 30, 2009 was primarily attributable to the following:

•	investment income from fixed income securities was $184.8 million for the nine months ended September 30, 2009, an increase of $37.8 million or 25.7%, compared to the corresponding period in 2008;

•	an increase of $24.0 million, or 110.1%, in net investment income from equity investments for the nine months ended September 30, 2009, compared to the corresponding period in 2008. Net income of common stocks, at equity, increased by $3.1 million, along with an increase in dividends on common stocks of $20.9 million;

•	a decrease in investment expenses of $17.8 million for the nine months ended September 30, 2009, compared to the corresponding period in 2008, which was primarily due to the expense related to total return swaps that were closed out during the fourth quarter of 2008; offset by:

•	a decrease in net investment income from short-term investments and cash of $37.8 million, or 83.6%, for the nine months ended September 30, 2009, compared to the corresponding period in 2008;

•	a decrease in net investment income from other invested assets of $5.0 million, or 24.4%, for the nine months ended September 30, 2009, compared to the corresponding period in 2008.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances, was 3.9% and 3.4% for the nine months ended September 30, 2009 and 2008, respectively. The total effective annualized yield on average invested assets is calculated by dividing annualized nine months’ income by the nine months’ average invested assets (computed using average amortized cost for fixed income securities and average carrying value for all other securities).

Net Realized Investment Gains.  Net realized investment gains of $100.0 million for the nine months ended September 30, 2009 decreased by $465.4 million, from net realized investment gains of $565.4 million for the nine months ended September 30, 2008. The decrease in net realized investment gains was principally due to the following:

•	a decrease in net realized investment gains on derivative securities of $692.6 million, primarily attributable to prior year gains on total return swaps, which were subsequently closed out in the fourth quarter of 2008, and prior year gains on credit default swaps, with decreased holdings in the current period;

•	a decrease in net mark-to-market realized investment gains of $12.8 million on short positions, which were closed out during the second quarter of 2008; offset by:

•	an increase in net realized investment gains on fixed income securities of $132.9 million;

•	an increase in foreign exchange realized investment gains on short-term investments, cash and cash equivalents of $83.4 million resulting from the weakening of the U.S. dollar compared to foreign currencies;

•	increased realized investment gains on other invested assets of $13.7 million;

•	increased net realized investment gains on equity securities of $9.6 million, which include other-than-temporary write-downs of equity securities of $123.1 million during the nine months ended September 30, 2009, compared to $94.1 million in realized investment losses for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $126.7 million, relating to equity securities of $123.1 million, fixed income securities of $3.4 million and preferred stock of $0.2 million. During the nine months ended September 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $102.4 million, relating to fixed income securities of $7.5 million, equity securities of $94.1 million and preferred stock of $0.8 million. Other-than-temporary impairments reflect situations where the fair value was below the cost of the securities and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses, Net.  Other expense, net, for the nine months ended September 30, 2009 was $34.3 million as compared to $13.2 million for the nine months ended September 30, 2008. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. Of the $21.1 million change for the nine months ended September 30, 2009 compared to 2008, $11.2 million was due to foreign exchange related adjustments and $5.8 million was related to the tender offer by Fairfax.

Interest Expense.  We incurred interest expense related to our debt obligations of $23.5 million and $25.8 million for the nine months ended September 30, 2009 and 2008, respectively. The lower amount of interest expense in 2009 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the nine months ended September 30, 2009 decreased by $149.0 million, to $80.7 million, compared to $229.7 million for the nine months ended September 30, 2008, resulting from decreased pre-tax income and from a shift in our fixed income portfolio from U.S. treasuries, to U.S. state municipal securities with tax preference features. Our effective tax rates were 24.6% and 34.2% for the nine months ended September 30, 2009 and 2008, respectively.

Preferred Dividends and Repurchases.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $4.0 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively. During the first quarter of 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. The repurchase of the Series B preferred shares resulted in an increase in net income attributable to common shareholders of $8.0 million for the nine months ended September 30, 2009.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Underwriting Results

Gross Premiums Written.  Gross premiums written for the three months ended September 30, 2009 decreased by $25.8 million, or 3.9%, to $630.9 million, compared to $656.7 million for the three months ended September 30, 2008, as reflected in the following table (in millions):

	Three Months
	Ended
	September 30,		Change
Division	2009	2008	$	%

Americas	$190.5	$234.8	$(44.3)	(18.9)%
EuroAsia	151.3	151.4	(0.1)	(0.1)
London Market	86.3	98.2	(11.9)	(12.1)
U.S. Insurance	202.8	172.3	30.5	17.7

Total gross premiums written	$630.9	$656.7	$(25.8)	(3.9)%

Total reinsurance gross premiums written for the three months ended September 30, 2009 were $370.1 million, compared to $421.4 million for 2008, a decrease of 12.2%. Total insurance gross premiums written for the three months ended September 30, 2009, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $260.8 million, compared to $235.2 million for 2008, an increase of 10.9%. U.S. Insurance division gross premiums written for the three months ended September 30, 2009 included $10.4 million of business previously managed by and included in the results for the Americas division. For the three months ended September 30, 2009, total reinsurance gross premiums written represented 58.7% (64.2% in 2008) of our business, while insurance represented the remaining 41.3% (35.8% in 2008).

Americas.  Gross premiums written in the Americas division for the three months ended September 30, 2009 were $190.5 million, a decrease of $44.3 million, or 18.9%, compared to $234.8 million for the three months ended September 30, 2008. These amounts represented 30.2% of our gross premiums written for the three months ended

September 30, 2009 and 35.7% for the three months ended September 30, 2008. Gross premiums written across each geographic region of the Americas division were as follows:

	Three Months
	Ended
	September 30,		Change
	2009	2008	$	%

United States	$149.1	$174.4	$(25.3)	(14.5)%
Latin America	32.2	49.9	(17.7)	(35.5)
Canada	9.2	10.5	(1.3)	(12.4)

Total gross premiums written	$190.5	$234.8	$(44.3)	(18.9)%

•	United States — The decrease in gross premiums written was primarily due to a decrease in property business of $18.1 million, to $47.6 million for the three months ended September 30, 2009, as compared to $65.7 million for the three months ended September 30, 2008. In addition, there was a decrease in casualty facultative business of $10.2 million, to $13.5 million, for the three months ended September 30, 2009, as compared to $23.7 million for the three months ended September 30, 2008.

•	Latin America — The decrease in gross premiums written was primarily due to a decrease in treaty pro rata business of $13.4 million, to $21.9 million for the three months ended September 30, 2009, as compared to $35.3 million for the three months ended September 30, 2008. In addition, treaty excess and facultative business decreased $1.4 million and $2.9 million, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

•	Canada — The decrease in gross premiums written was primarily due to the movement in the Canadian dollar exchange rate between 2009 and 2008.

EuroAsia.  Gross premiums written in the EuroAsia division for the three months ended September 30, 2009 were $151.3 million, a decrease of $0.1 million, or 0.1%, compared to $151.4 million for the three months ended September 30, 2008. These amounts represented 24.0% of our gross premiums written for the three months ended September 30, 2009 and 23.1% in the corresponding period of 2008. An increase in gross premiums written related to reinstatement premiums was offset by a decrease attributable to the movement in foreign exchange rates during 2009 compared to 2008.

London Market.  Gross premiums written in the London Market division for the three months ended September 30, 2009 were $86.3 million, a decrease of $11.9 million, or 12.1%, compared to $98.2 million for the three months ended September 30, 2008. These amounts represented 13.7% of our gross premiums written for the three months ended September 30, 2009 and 15.0% for the three months ended September 30, 2008. Gross premiums written across each unit of the London Market division were as follows:

	Three Months
	Ended
	September 30,		Change
	2009	2008	$	%

London branch	$28.2	$35.2	$(7.0)	(19.8)%
Newline and NICL	58.1	63.0	(4.9)	(7.8)

Total gross premiums written	$86.3	$98.2	$(11.9)	(12.1)%

The decrease in gross premiums written by the London branch was primarily attributable to marine and aviation business of $4.2 million and casualty business of $3.9 million, offset by an increase in property business of $1.1 million.

The decrease in gross premiums written by Newline/NICL was primarily attributable to decreases in financial lines of $9.3 million, offset by increases in medical professional liability of $3.1 million, marine and aviation of $1.0 million and motor of $0.3 million.

U.S. Insurance.  Gross premiums written in the U.S. Insurance division for the three months ended September 30, 2009 were $202.8 million, an increase of $30.5 million, or 17.7%, compared to $172.3 million for the three months ended September 30, 2008. These amounts represented 32.1% and 26.2% of our gross premiums written for the three month periods ended September 30, 2009 and 2008, respectively. Gross premiums written for the three months ended September 30, 2009 and 2008 were as follows:

	Three Months
	Ended
	September 30,		Change
	2009	2008	$	%

Property and package	$73.9	$49.0	$24.9	50.8%
Specialty liability	42.4	29.0	13.4	46.2
Medical professional liability	34.4	34.9	(0.5)	(1.4)
Professional liability	32.0	36.3	(4.3)	(11.8)
Commercial automobile	16.7	18.2	(1.5)	(8.2)
Personal automobile	3.4	4.9	(1.5)	(30.6)

Total gross premiums written	$202.8	$172.3	$30.5	17.7%

Gross premiums written increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 as a result of increases in crop business, which is included in property and package, and Sovereign Nation business, which is included in specialty liability.

Ceded Premiums Written.  Ceded premiums written for the three months ended September 30, 2009 increased by $22.0 million, or 25.9%, to $106.9 million (16.9% of gross premiums written), from $84.9 million (12.9% of gross premiums written) for the three months ended September 30, 2008. The increase in ceded premiums written was primarily related to an increase in reinsurance purchased, relating to the insurance operations.

Net Premiums Written.  Net premiums written for the three months ended September 30, 2009 decreased by $47.8 million, or 8.4%, to $524.0 million, from $571.8 million for the three months ended September 30, 2008, as reflected in the following table (in millions):

	Three Months
	Ended
	September 30,		Change
Division	2009	2008	$	%

Americas	$185.8	$229.4	$(43.6)	(19.0)%
EuroAsia	139.6	141.9	(2.3)	(1.6)
London Market	67.5	83.3	(15.8)	(19.0)
U.S. Insurance	131.1	117.2	13.9	11.8

Total net premiums written	$524.0	$571.8	$(47.8)	(8.4)%

Americas.  Net premiums written in the Americas division for the three months ended September 30, 2009 were $185.8 million, compared to $229.4 million for the 2008 period, a decrease of 19.0%. These amounts represented 35.5% of our net premiums written for the three months ended September 30, 2009 and 40.1% for the three months ended September 30, 2008. The net retention ratio, which represents net premiums written as a percent of gross premiums written, was 97.5% for the three months ended September 30, 2009, compared to 97.7% for the three months ended September 30, 2008.

The decrease in net premiums written in the Americas division was consistent with the 18.9% decrease in gross premiums written.

EuroAsia.  Net premiums written in the EuroAsia division for the three months ended September 30, 2009 were $139.6 million, compared to $141.9 million for 2008, a decrease of 1.6%. These amounts represented 26.6% of our net premiums written for the three months ended September 30, 2009 and 24.8% for the three months ended

September 30, 2008. The net retention ratio for the three months ended September 30, 2009 was 92.3%, compared to 93.7% for the three months ended September 30, 2008.

The decrease in net premiums written was consistent with the decrease in gross premiums written, which was due to movements in foreign exchange rates and a modification to our estimation method.

London Market.  Net premiums written in the London Market division for the three months ended September 30, 2009 were $67.5 million, compared to $83.3 million for 2008, a decrease of 19.0%. These amounts represented 12.9% of our net premiums written for the three months ended September 30, 2009 and 14.6% for the three months ended September 30, 2008. The net retention ratio was 78.2% and 84.8% for the three months ended September 30, 2009 and 2008, respectively.

The decrease in net premiums written was comprised of a decrease in gross premiums written of $11.9 million, combined with an increase in ceded premiums written of $3.9 million.

U.S. Insurance.  Net premiums written in the U.S. Insurance division for the three months ended September 30, 2009 were $131.1 million, compared to $117.2 million for the three months ended September 30, 2008, an increase of 11.8%. These amounts represented 25.0% of our net premiums written for the three months ended September 30, 2009 and 20.5% for the three months ended September 30, 2008. The net retention ratio was 64.6% and 68.0% for the three months ended September 30, 2009 and 2008, respectively.

The increase in net premiums written resulted from an increase in gross premiums written of $30.5 million, offset by an increase in ceded premiums written of $16.6 million, as described previously.

Net Premiums Earned.  Net premiums earned for the three months ended September 30, 2009 decreased by $51.5 million, or 9.4%, to $493.9 million, from $545.4 million for the three months ended September 30, 2008. Net premiums earned decreased by $16.1 million, or 7.7%, in the Americas division, $3.7 million, or 2.7%, in the EuroAsia division, $14.7 million, or 17.6%, in the London Market division and $17.0 million, or 14.7%, in the U.S. Insurance division

Losses and Loss Adjustment Expenses.  Net losses and LAE incurred decreased $125.4 million, or 26.7%, to $343.7 million for the three months ended September 30, 2009, from $469.1 million for the three months ended September 30, 2008, as follows (in millions):

	Three Months Ended
	September 30,		Change
	2009	2008	$	%

Gross losses and LAE incurred	$430.3	$516.0	$(85.7)	(16.6)%
Less: ceded losses and LAE incurred	86.6	46.9	39.7	84.6

Net losses and LAE incurred	$343.7	$469.1	$(125.4)	(26.7)%

The decrease in net losses and LAE incurred was principally related to a decrease in current year property catastrophe losses of $103.6 million, to $42.4 million for the three months ended September 30, 2009, from $146.0 million for the three months ended September 30, 2008. Losses and LAE for the three months ended September 30, 2009 included a decrease in prior period losses of $0.3 million. Losses and LAE for the three months ended September 30, 2008 included a decrease in prior period losses of $3.6 million, attributable to decreased loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London and U.S. Insurance divisions.

Ceded losses and LAE incurred increased $39.7 million, or 84.6%, to $86.6 million for the three months ended September 30, 2009, from $46.9 million for the three months ended September 30, 2008. This increase was principally attributable to increased loss cessions on miscellaneous insurance business.

The loss and LAE ratio for the three months ended September 30, 2009 and 2008 and the percentage point change for each of our divisions and in total are as follows:

	Three Months
	Ended		Percentage
	September 30,		Point
Division	2009	2008	Change

Americas	65.5%	127.3%	(61.8)
EuroAsia	82.5	60.4	22.1
London Market	51.6	67.1	(15.5)
U.S. Insurance	72.7	55.7	17.0

Total loss and LAE ratio	69.6%	86.0%	(16.4)

The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended September 30, 2009 and 2008 (in millions):

Three Months Ended September 30, 2009

					London		U.S.
	Americas		EuroAsia		Market		Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$126.1	65.5%	$110.4	82.5%	$35.7	51.6%	$71.5	72.7%	$343.7	69.6%

Catastrophe Losses:
2009 Events:
Windstorm Klaus	—	—	3.5	2.6	—	—	—	—	3.5	0.7
France hailstorm	—	—	6.8	5.1	—	—	—	—	6.8	1.4
Central Europe flood	—	—	8.1	6.1	—	—	—	—	8.1	1.6
Windstorm Wolfgang	—	—	13.3	9.9	—	—	—	—	13.3	2.7
Other 2009 events	7.6	3.9	2.6	1.9	0.5	0.8	—	—	10.7	2.2

Total 2009 events	7.6	3.9	34.3	25.6	0.5	0.8	—	—	42.4	8.6
Prior period events	0.3	0.2	(1.3)	(0.9)	(0.7)	(1.0)	—	—	(1.7)	(0.4)

Total catastrophe losses	$7.9	4.1%	$33.0	24.7%	$(0.2)	(0.2)%	$—	—%	$40.7	8.2%

Prior period loss development including prior period catastrophe losses	$9.3	4.9%	$(7.4)	(5.5)%	$(3.3)	(4.8)%	$1.1	1.1%	$(0.3)	(0.1)%

Three Months Ended September 30, 2008

					London		U.S.
	Americas		EuroAsia		Market		Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE

Total losses and LAE	$265.6	127.3%	$83.0	60.4%	$56.3	67.1%	$64.2	55.7%	$469.1	86.0%

Catastrophe Losses:
2008 Events:
Windstorm Emma	—	—	2.0	1.5	—	—	—	—	2.0	0.4
China winter storm	—	—	6.2	4.5	—	—	—	—	6.2	1.1
Australia floods	(1.3)	(0.6)	0.8	0.6	—	—	—	—	(0.5)	(0.1)
China earthquake	—	—	(3.6)	(2.6)	—	—	—	—	(3.6)	(0.7)
Hurricane Gustav	9.8	4.7	—	—	1.4	1.7	—	—	11.2	2.1
Hurricane Ike	108.2	51.8	—	—	7.5	8.9	7.5	6.5	123.2	22.6
Other 2008 events	4.5	2.2	0.8	0.5	2.2	2.6	—	—	7.5	1.4

Total 2008 events	121.2	58.1	6.2	4.5	11.1	13.2	7.5	6.5	146.0	26.8
Prior period events	1.5	0.7	(1.7)	(1.2)	(1.2)	(1.4)	—	—	(1.4)	(0.3)

Total catastrophe losses	$122.7	58.8%	$4.5	3.3%	$9.9	11.8%	$7.5	6.5%	$144.6	26.5%

Prior period loss development including prior period catastrophe losses	$24.9	11.9%	$(3.2)	(2.3)%	$(4.6)	(5.5)%	$(20.7)	(18.0)%	$(3.6)	(0.7)%

Americas Division — Losses and LAE decreased $139.5 million, or 52.5%, to $126.1 million for the three months ended September 30, 2009, from $265.6 million for the three months ended September 30, 2008. This resulted in a loss and LAE ratio of 65.5% for the three months ended September 30, 2009, compared to 127.3% for the three months ended September 30, 2008. This decrease in losses and LAE was principally due to a decrease in current year property catastrophe losses of $113.6 million, to $7.6 million for the three months ended September 30, 2009, from $121.2 million for the three months ended September 30, 2008. Losses and LAE for the three months ended September 30, 2009 included current year property catastrophe losses of $7.6 million and an increase in prior period losses of $9.3 million, principally attributable to loss emergence greater than expectations in the period on automobile and professional liability business. Losses and LAE for the three months ended September 30, 2008 included current year property catastrophe losses of $121.2 million, with $108.2 million for Hurricane Ike, $9.8 million for Hurricane Gustav, and an increase in prior period losses of $24.9 million, principally attributable to loss emergence greater than expectations in the period on asbestos.

EuroAsia Division — Losses and LAE increased $27.4 million, or 33.0%, to $110.4 million for the three months ended September 30, 2009, from $83.0 million for the three months ended September 30, 2008. This resulted in a loss and LAE ratio of 82.5% for the three months ended September 30, 2009, compared to 60.4% for the three months ended September 30, 2008. This increase in losses and LAE was principally due to an increase in current year property catastrophe losses of $28.1 million, to $34.3 million for the three months ended September 30, 2009, from $6.2 million for the three months ended September 30, 2008. Losses and LAE for the three months ended September 30, 2009 included current year property catastrophe losses of $34.3 million, with $13.3 million for Windstorm Wolfgang, $8.1 million for the Central Europe flood, $6.8 million for the France hailstorm, and a decrease in prior period losses of $7.4 million, principally attributable to loss emergence lower than expectations in the period on property business. Losses and LAE for the three months ended September 30, 2008 included current year property catastrophe losses of $6.2 million, with $6.2 million for the China winter storm, and a decrease in prior period losses of $3.2 million, principally attributable to loss emergence lower than expectations in the period on property business.

London Market Division — Losses and LAE decreased $20.6 million, or 36.6%, to $35.7 million for the three months ended September 30, 2009, from $56.3 million for the three months ended September 30, 2008. This resulted in a loss and LAE ratio of 51.6% for the three months ended September 30, 2009, compared to 67.1% for the three months ended September 30, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decrease in net premiums earned of $14.7 million, to $69.2 million for the three months ended September 30, 2009, from $83.9 million for the three months ended September 30, 2008. Losses and LAE for the three months ended September 30, 2009 included current year property catastrophe losses of $0.5 million and a decrease in prior period losses of $3.3 million, principally due to loss emergence lower than expectations in the period on liability business. Losses and LAE for the three months ended September 30, 2008 included current year property catastrophe losses of $11.1 million, with $7.5 million for Hurricane Ike, and a decrease in prior period losses of $4.6 million, principally due to favorable loss emergence in the period on property business.

U.S. Insurance Division — Losses and LAE increased $7.3 million, or 11.4%, to $71.5 million for the three months ended September 30, 2009, from $64.2 million for the three months ended September 30, 2008. This resulted in a loss and LAE ratio of 72.7% for the three months ended September 30, 2009, compared to 55.7% for the three months ended September 30, 2008. This increase in losses and LAE was principally due to an increase in prior period losses of $21.8 million, to an increase of $1.1 million for the three months ended September 30, 2009, from a decrease of $20.7 million for the three months ended September 30, 2008. Losses and LAE for the three months ended September 30, 2009 included an increase in prior period losses of $1.1 million, principally due to loss emergence greater than expectations in the period on general liability business. Losses and LAE for the three months ended September 30, 2008 included $7.5 million for Hurricane Ike and a decrease in prior period losses of $20.7 million, principally due to favorable loss emergence in the period on professional liability business.

Acquisition Costs.  Acquisition costs for the three months ended September 30, 2009 were $89.6 million, a decrease of $14.2 million, or 13.7%, compared to $103.8 million for the three months ended September 30, 2008. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 18.1% and 19.0% for the three months ended September 30, 2009 and 2008, respectively. The Americas, EuroAsia and U.S. Insurance divisions’ acquisition expense ratios decreased by 1.3 points, 1.0 points and 3.5 points, respectively, for the three months ended September 30, 2009 compared to the corresponding period in 2008. The London Market division’s acquisition ratio increased by 2.8 points compared to the corresponding period in 2008.

Other Underwriting Expenses.  Other underwriting expenses for the three months ended September 30, 2009 were $45.5 million, compared to $43.5 million for the three months ended September 30, 2008. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 9.2% for the three months ended September 30, 2009, compared to 8.0% for the corresponding period in 2008. The increase in other underwriting expense ratio was attributable to a decrease in net premiums earned of $51.5 million, combined with a slight increase in other underwriting expenses.

The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended September 30, 2009 and 2008 for each of our divisions:

	Three Months
	Ended		Percentage
	September 30,		Point
Division	2009	2008	Change

Americas	30.1%	30.7%	(0.6)
EuroAsia	25.2	26.2	(1.0)
London Market	29.3	23.8	5.5
U.S. Insurance	23.7	23.5	0.2

Total acquisition costs and other underwriting expense ratio	27.3%	27.0%	0.3

Our combined ratio was 96.9% for the three months ended September 30, 2009, compared to 113.0% for the three months ended September 30, 2008.

The following table reflects the combined ratio for the three months ended September 30, 2009 and 2008 for each of our divisions:

	Three Months
	Ended		Percentage
	September 30,		Point
Division	2009	2008	Change

Americas	95.6%	158.0%	(62.4)
EuroAsia	107.7	86.6	21.1
London Market	80.9	90.9	(10.0)
U.S. Insurance	96.4	79.2	17.2

Total combined ratio	96.9%	113.0%	(16.1)

Investment Results

Net Investment Income.  Net investment income for the three months ended September 30, 2009 increased by $14.2 million, or 22.7%, to $76.7 million, from $62.5 million for the three months ended September 30, 2008. Net investment income was comprised of gross investment income of $82.4 million less investment expenses of $5.7 million for the three months ended September 30, 2009, compared to gross investment income of $73.6 million less investment expenses of $11.1 million for the three months ended September 30, 2008. The increase in net investment income for the three months ended September 30, 2009 was primarily attributable to the following:

•	an increase in investment income from fixed income securities of $14.2 million, or 29.2%, for the three months ended September 30, 2009, compared to the corresponding period in 2008;

•	an increase of $5.8 million in net investment income from equity investments for the three months ended September 30, 2009, compared to the corresponding period in 2008. Net income of common stocks, at equity, increased by $2.2 million, while dividends on common stocks increased by $3.6 million;

•	an increase in income from other invested assets of $1.3 million for the three months ended September 30, 2009, compared to the corresponding period in 2008, which was primarily comprised of income from hedge funds and private equity funds accounted for under the equity method of accounting;

•	a decrease in investment expenses of $5.4 million for the three months ended September 30, 2009, compared to the corresponding period in 2008, which was primarily due to the expense related to total return swaps that were closed out during the fourth quarter of 2008; offset by:

•	a decrease in investment income from short-term investments and cash of $12.5 million, or 101.6%, for the three months ended September 30, 2009, compared to the corresponding period in 2008, which was representative of a shift from shorter term to longer term investments and a decrease in short-term interest rates from the same period.

Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances was 3.8% and 3.2% for the three months ended September 30, 2009 and 2008, respectively. The total effective annualized yield on average invested assets is calculated by dividing annualized quarterly income by quarterly average invested assets (computed using average amortized cost for fixed income securities and average carrying value for all other securities).

Net Realized Investment Gains.  Net realized investment gains of $144.2 million for the three months ended September 30, 2009 decreased by $52.5 million from $196.7 million for the three months ended September 30, 2008. The decrease in net realized investment gains was principally comprised of the following:

•	a decrease in net realized investment gains on derivative securities of $378.7 million, primarily attributable to a decrease in net realized investment gains on credit default swaps and total return swaps, and increased losses from forward currency contracts; offset by:

•	higher net realized investment gains on fixed income securities of $146.9 million;

•	higher net realized investment gains on equity securities of $88.8 million, primarily attributable to other-than-temporary write-downs of equity securities of $58.5 million for the three months ended September 30, 2008;

•	an increase in foreign exchange realized investment gains on short-term investments, cash and cash equivalents of $76.4 million resulting from the weakening of the U.S. dollar compared to foreign currencies;

•	an increase in net realized investment gains on other invested assets of $13.8 million.

We did not incur other-than-temporary impairment losses for the three months ended September 30, 2009. During the three months ended September 30, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $61.2 million, relating to fixed income securities of $2.4 million, equity securities of $58.5 million and preferred stock of $0.3 million relating to equity securities. Other-than-temporary impairments reflect situations where the fair value was below the cost of the security, and the ability of the security to recover its value could not be reasonably determined.

Other Results, Principally Holding Company and Income Taxes

Other Expenses/Income, Net.  Other expense, net, for the three months ended September 30, 2009 was $45.5 million as compared to other income, net of $6.0 million for the three months ended September 30, 2008. Other expense/income is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. Of the $51.5 million change for the three months ended September 30, 2009 compared to 2008, $43.3 million was due to foreign exchange related adjustments and $5.8 million was related to the tender offer by Fairfax.

Interest Expense.  We incurred interest expense related to our debt obligations of $7.6 million and $8.4 million for the three months ended September 30, 2009 and 2008, respectively. The lower amount of interest expense in 2009 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.

Federal and Foreign Income Tax Provision.  Our federal and foreign income tax provision for the three months ended September 30, 2009 decreased by $9.3 million, to $53.4 million, compared to $62.7 million for the three months ended September 30, 2008, resulting from a decrease in pre-tax income and from a shift in our fixed income portfolio from U.S. treasuries to U.S. state municipal securities with tax preference features. Our effective tax rates were 29.2% and 33.7% for the three months ended September 30, 2009 and 2008, respectively.

Preferred Dividends.  We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $1.3 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our shareholders’ equity increased by $739.7 million, or 26.2%, to $3,567.4 million as of September 30, 2009, from $2,827.7 million as of December 31, 2008, due to net income of $246.8 million, a gain on repurchase of our Series B preferred shares of $8.0 million, and an increase in net unrealized appreciation on securities of $598.3 million (a component of accumulated other comprehensive income). Offsetting these increases were the repurchase of $72.6 million of our common shares, the repurchase of $17.2 million of our Series B preferred shares, dividends to our preferred and common shareholders of $17.3 million and a decrease in foreign currency translation adjustments of $1.0 million (a component of accumulated other comprehensive income). Our book value per common share was $59.72 as of September 30, 2009, representing an increase of $14.35, or 31.6%, from our book value per common share of $45.37 as of December 31, 2008.

The following table reconciles total shareholders’ equity, a GAAP financial measure, to common shareholders’ equity, a non-GAAP financial measure, which is used in our book value per common share calculation. We believe this presentation may be useful for those who utilize common shareholders’ equity in their book value per share calculation.

	As of	As of
	September 30,	December 31,
	2009	2008
	(In millions, except share
	and per share amounts)

Total shareholders’ equity	$3,567.4	$2,827.7
Less: shareholders’ equity related to preferred stock	77.2	94.4

Total common shareholders’ equity	$3,490.2	$2,733.3

Common shares outstanding	58,443,149	60,242,949

Book value per common share	$59.72	$45.37

Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred or common shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. Holding company cash, cash equivalents and short-term investments totaled $64.5 million as of September 30, 2009, compared to $23.9 million as of December 31, 2008. As of September 30, 2009 the holding company had received dividends from Odyssey America of $150.0 million during 2009, which was the primary driver of the increase in holding company cash, cash equivalents and short-term investments, and $410.0 million for the year ended December 31, 2008. During the remainder of 2009, Odyssey America can pay dividends to the holding company of $394.8 million without prior regulatory approval.

Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which primarily result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate or increase due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.2 billion during 2009. The timing and certainty of associated reinsurance collections that may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of September 30, 2009, our operating subsidiaries maintained cash and cash equivalents of $1.5 billion and short-term investments of $183.9 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration or increase in claim payments, or timing differences in collecting reinsurance recoverables.

Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 93.5% of our total reinsurance recoverables as of September 30, 2009, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

Our total reinsurance recoverable on paid losses as of September 30, 2009, net of the reserve for uncollectible reinsurance, was $54.0 million. The top ten reinsurers measured on total reinsurance recoverables represented $29.2 million, or 54.0% of the total paid loss recoverable, of which $25.8 million is with highly rated companies and the remaining $3.4 million is collateralized. The remaining $24.8 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $4.2 million net of the reserve on uncollectible reinsurance.

Approximately $32.7 million of our total reinsurance paid recoverable is current billings, and $21.3 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.

Cash provided by operations was $50.6 million for the nine months ended September 30, 2009, compared to cash provided by operations of $237.9 million for the nine months ended September 30, 2008, principally due to the increase in tax payments during 2009. This reflects a decrease in cash provided by operations of $187.3 million, or 78.7%, over the corresponding period of 2008. Tax payments during the nine months ended September 30, 2009 increased by $118.8 million compared to the nine months ended September 30, 2008, primarily due to the recognition for tax purposes of realized investment gains during the fourth quarter of 2008 on closed credit default and total return swaps.

Total investments and cash amounted to $8.9 billion as of September 30, 2009, an increase of $981.9 million compared to December 31, 2008. Our average invested assets were $8.4 billion for the nine months ended September 30, 2009, compared to $7.9 billion for the nine months ended September 30, 2008. We anticipate that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 19.3% and 25.1% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of September 30, 2009 and December 31, 2008, respectively. Total fixed income securities were $4.6 billion as of September 30, 2009, compared to $3.9 billion as of December 31, 2008. As of September 30, 2009, 68.5% of our fixed income portfolio was rated “AAA”, with 11.2% of securities rated below investment grade. The duration of our investment portfolio, including short-term investments, cash and cash equivalents, was 7.9 years.

Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of September 30, 2009 and December 31, 2008, we had receivables for securities sold of $47.7 million and $6.3 million, respectively, which are included in other assets, and payables for securities purchased of $7.8 million and $126.6 million, respectively, which are included in other liabilities.

On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the nine months ended September 30, 2009 and 2008, the average annual interest rate on the Series C Notes was 3.72% and 5.90%, respectively.

On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the nine months ended September 30, 2009 and 2008, the average annual interest rate on each series of notes was 3.42% and 5.60%, respectively.

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

As of September 30, 2009, there was $56.5 million outstanding under the Credit Agreement, all of which was in support of letters of credit. Loans under the Credit Agreement bear interest at a fluctuating rate per annum equal to the higher of (a) the federal funds rate plus 0.5%, and (b) Wachovia’s publicly announced prime rate. Alternatively, at our option, loans bear interest at the LIBOR, which is the offered rate that appears on the page of the Telerate screen that displays an average British Bankers Association Interest Settlement Rate for deposits in dollars, plus 0.55%, which additional percentage may be adjusted if our debt rating changes.

During March 2009, we filed a shelf registration statement on Form S-3ASR with the Securities and Exchange Commission (“SEC”), which became effective automatically upon filing. The registration statement provides for the offer and sale by us, from time to time, of debt and equity securities.

Our Board of Directors authorized a share repurchase program whereby we are authorized to repurchase shares of our common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program are retired. Depending on market conditions and other factors, these repurchases may be commenced or suspended at any time, or from time to time, without prior notice. For the nine months ended September 30, 2009, we repurchased and retired 1,789,100 shares of our common stock related to the share repurchase program at a cost of $72.6 million. From the inception of the program through September 30, 2009, we have repurchased and retired 13,906,845 shares of our common stock at a total cost of $518.4 million.

We participate in Lloyd’s through our 100% ownership of Newline, through which we provide 100% of the capacity for Newline Syndicate 1218 (“Syndicate 1218”). The results of Syndicate 1218 are consolidated in our financial statements. In support of Syndicate 1218’s capacity at Lloyd’s, Odyssey America has pledged municipal bonds and cash with a fair value of $228.6 million as of September 30, 2009 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Syndicate 1218 provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of

Syndicate 1218 should it not meet its obligations. Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligations to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Syndicate 1218 and support its requirements at Lloyd’s. We believe that Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.

On August 25, 2009, our Board of Directors declared a quarterly cash dividend of $0.075 per common share. The dividend was paid on September 30, 2009 to all common shareholders of record as of September 16, 2009, resulting in an aggregate dividend payment of $4.4 million.

As described in Note 3 to our consolidated financial statements included in this Form 10-Q, as of September 30, 2009, we held $50.7 million of investments, or approximately 0.6% of net assets and liabilities measured at fair value, that are classified as Level 3 (which are financial instruments for which the values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement and that reflect our own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. During the nine months ended September 30, 2009, we purchased $19.2 million of investments classified as Level 3 and transferred our $32.6 million investment in Advent, which is classified in other invested assets, from Level 2 to Level 3. In addition, Level 3 investments with a value of $20.8 million were sold, settled or matured during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company transferred $47.8 million of Level 3 investments to Level 2 after determining that broker-dealer quotes were available to determine the fair value of the instruments.

Financial Strength and Credit Ratings

We and our subsidiaries are assigned financial strength (insurance) and credit ratings from internationally recognized rating agencies, which include A.M. Best Company, Inc. (“A.M. Best”), Standard & Poor’s Ratings Services (“Standard & Poor’s”) and Moody’s Investors Service (“Moody’s”). Financial strength ratings represent the opinions of the rating agencies of the financial strength of a company and its capacity to meet the obligations of insurance and reinsurance contracts. The rating agencies consider many factors in determining the financial strength rating of an insurance or reinsurance company, including the relative level of statutory surplus necessary to support our business operations.

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

Accounting Pronouncements

Recently Adopted

A description of recently adopted accounting pronouncements is provided in Note 1 to our consolidated financial statements included in this Form 10-Q.

Recently Issued

In December 2008, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to require enhanced disclosures regarding the major categories of benefit plan assets, concentrations of risk, inputs and valuation techniques used to measure the fair value of benefit plan assets and the effect of using unobservable inputs (Level 3 classification under the fair value accounting standard). The disclosure requirements of this accounting standard are effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact of this accounting standard, if any, on our disclosure requirements.

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

Market Sensitive Instruments

The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations: interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of September 30, 2009, our total investments and cash of $8.9 billion include $4.6 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.

Interest Rate Risk

The following table displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of September 30, 2009 and December 31, 2008, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of September 30, 2009			As of December 31, 2008
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
	(In millions)

200 basis point rise	$3,936.4	$(709.6)	(15.3)%	$3,276.0	$(656.5)	(16.7)%
100 basis point rise	4,307.2	(338.8)	(7.3)	3,576.5	(356.0)	(9.1)
Base scenario	4,646.0	—	—	3,932.5	—	—
100 basis point decline	4,977.2	331.2	7.1	4,307.9	375.4	9.5
200 basis point decline	5,337.6	691.6	14.9	4,637.2	704.7	17.9

The preceding table indicates an asymmetric fair value response to equivalent basis point shifts, up and down, in interest rates. This is partially caused by the impact of bonds in our portfolio that have put or call features, which reflect different dynamics in changing interest rate environments than bonds without these features. In an increasing interest rate environment, put features tend to limit losses in fair value by giving the holder the ability to put the bonds back to the issuer for early maturity. In a declining interest rate environment, call features tend to limit gains in fair value by giving the issuer the ability to call the bond, which limits the gain in fair value. As the mix of bonds with puts and calls in our portfolio changes, different asymmetric results in hypothetical fair values occur.

As of September 30, 2009, we had net unrealized gains of $1.0 billion, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $1.0 billion, offset by gross unrealized depreciation of $10.0 million, all of which are related to fixed income securities and common stocks.

As of September 30, 2009, we were party to floating to fixed interest rate swap contracts with a notional amount of $140.0 million. As of September 30, 2009, the fair value of these contracts is reported in other liabilities at $0.9 million. Net realized investment losses on interest rate swaps totaled $2.1 million for the nine months ended September 30, 2009.

During 2008, we entered into Eurodollar futures contracts to manage our interest rate risk with respect to certain investments. During the first quarter of 2009, the Company closed the futures contracts. A futures contract is a variation of a forward contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. We had entered into the long side, which agrees to buy the underlying currency at the future date at the agreed-upon price. Futures contracts had net realized investment losses of $0.3 million for the nine months ended September 30, 2009.

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

Credit Risk

Credit risk is the risk that one party to a financial instrument fails to discharge an obligation and thereby causes financial loss to another party. Our exposure to credit risk is concentrated in investments and underwriting balances.

We have exposure to credit risk, primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade ratings in the fixed income securities we purchase. We also have exposure to credit risk associated with the collection of current and future amounts owing from our reinsurers. We control this exposure by emphasizing reinsurers with financial strength.

Our credit risk exposure, based upon carrying value, as of September 30, 2009 and December 31, 2008 (without taking into account amounts pledged as collateral for our benefit of $248.0 million and $291.4 million as of September 30, 2009 and December 31, 2008, respectively) was comprised as follows (in millions):

	As of	As of
	September 30,	December 31,
	2009	2008

Fixed income securities	$4,646.0	$3,932.5
Derivatives (primarily credit default swaps)	21.6	111.0
Cash, cash equivalents and short-term investments	1,731.1	2,040.5
Premiums receivable	548.5	496.4
Recoverable from reinsurers	1,088.7	996.5

Total gross exposure	$8,035.9	$7,576.9

Our risk management strategy with respect to investments in debt instruments is to invest primarily in securities of high credit quality issuers and to limit the amount of credit exposure with respect to any one issuer. While we review third party ratings, we carry out our own analysis and do not delegate the credit decision to rating agencies. We endeavor to limit credit exposure by imposing fixed income portfolio limits on individual corporate issuers and limits based on credit quality and may, from time to time, invest in credit default swaps, or other types of derivatives, to further mitigate credit risk exposure.

The composition of the fair value of our fixed income securities portfolio as of the dates indicated, classified according to the higher of each security’s respective Standard & Poor’s and Moody’s issuer credit ratings, is presented below (in millions):

	As of September 30, 2009		As of December 31, 2008
	Fair		Fair
Issuer Credit Rating	Value	%	Value	%

AAA/Aa2	$3,182.1	68.5%	$3,221.2	81.9%
AA/Aa2	405.4	8.7	302.8	7.7
A/Aa2	233.0	5.1	77.8	2.0
BBB/Bb2	303.4	6.5	1.4	—
BB/Bb2	143.8	3.1	16.2	0.4
B/Bb2	92.7	2.0	100.3	2.6
CCC/Caa or lower or not rated	285.6	6.1	212.8	5.4

Total	$4,646.0	100.0%	$3,932.5	100.0%

As of September 30, 2009, 88.8% of our fixed income portfolio at fair value was rated investment grade (as compared to 91.6% as of December 31, 2008), with 77.2% (primarily consisting of government obligations) being rated AA/Aa2 or better (as compared to 89.6%% as of December 31, 2008). As of September 30, 2009, holdings of fixed income securities in the ten issuers (excluding federal governments) to which we had the greatest exposure was $1.1 billion, which was approximately 12.9% of our total investment portfolio. The exposure to the largest single issuer of corporate bonds held as of September 30, 2009 was $142.5 million, which was approximately 1.6% of our total investment portfolio, or 4.0% of our total shareholders’ equity.

Our investment portfolio as of September 30, 2009 included $2.6 billion in U.S. state, municipal and other tax-exempt bonds, almost all of which were purchased during 2008, and of which approximately $2.0 billion (76.9%) were fully insured by Berkshire Hathaway Assurance Corp. (“BHAC”) for the payment of interest and principal in the event of issuer default; we believe that the BHAC insurance significantly mitigates the credit risk associated with these bonds.

Our risk management objective is to mitigate the adverse change in the fair value of our financial assets that would likely result in the event of significant defaults or other adverse events in the U.S. credit markets. Beginning in 2003, we attempted to meet this objective by purchasing credit default protection (“credit default swaps”) referenced to various issuers in the banking, mortgage and insurance sectors of the financial services industry, which are representative of the systemic financial risk, versus hedging specific assets. We chose this approach because it was impossible to predict which of the hedged assets would be adversely affected and to what degree. As a result, we did not specifically align hedged items with hedging instruments.

Under a credit default swap, as the buyer, we agree to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of September 30, 2009, all credit default swap contracts held by us have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.

We obtain market derived fair values for our credit default swaps from third party providers, principally broker-dealers. To validate broker-dealer credit default swap fair value quotations, two reasonability tests are performed. First, we obtain credit default swap bid-spreads from independent broker-dealers (non counterparty broker-dealers). These spreads are entered as inputs into a discounted cash flow model, which calculates a fair value that is compared for reasonability to the counterparty broker-dealer provided fair values. The discounted cash flow model uses the independently obtained credit default swap bid-spreads to calculate the present value of the remaining protection payments using the appropriate currency-denominated swap curve, with consideration given to various other parameters including single name bid spread in basis points and the remaining term to maturity of the credit default swap contract. A comparison is also performed against recently transacted credit default swap values as provided by independent broker-dealers, and to prices reflected in recent trades of identical financial instruments where available.

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

The total cost of the credit default swaps was $20.6 million and $30.8 million as of September 30, 2009 and December 31, 2008, respectively, and the fair value was $12.1 million and $82.8 million, as of September 30, 2009 and December 31, 2008, respectively. The notional amount of the credit default swaps was $1.3 billion and $1.8 billion as of September 30, 2009 and December 31, 2008, respectively. The credit default swaps had net realized investment losses of $26.6 million and net realized investment gains of $315.9 million for the nine months ended September 30, 2009, and 2008, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As a result of the appreciation in the fair value of the credit default swaps, our counterparties to these transactions have been required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral at September 30, 2009 was $5.4 million; we have not exercised our right to sell or repledge this collateral. As we fund all of our obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for us to provide collateral.

The following tables summarize the effect of the credit default swap hedging instruments and related hedged items on the Company’s historical financial position, results of operations and cash flows as of and for the nine and three months ended September 30, 2009 and 2008 (in millions):

	As of and for the Nine Months Ended September 30, 2009
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals

Credit risk exposures:
Fixed income securities	$4,646.0	$4,646.0	$401.7	$182.7	$584.4	$88.0
Derivatives:
Other invested assets	3.3	3.3	—	3.3	3.3	(0.2)
Other liabilities	(45.8)	(45.8)	—	(57.2)	(57.2)	16.8
Cash, cash equivalents and short-term investments	1,731.1	1,731.1	—	61.1	61.1	61.1
Premiums receivable	548.5	548.5	—	(2.0)	(2.0)	(2.0)
Reinsurance recoverable	1,088.7	1,088.7	—	(0.3)	(0.3)	—

Total credit risk exposure	$7,971.8	$7,971.8	401.7	187.6	589.3	163.7

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$416.5	$4.4	—	(0.1)	(0.1)	12.8
Insurance	898.2	7.7	—	(26.5)	(26.5)	21.2

Total credit default swaps	$1,314.7	$12.1	—	(26.6)	(26.6)	34.0

Net exposure			$401.7	$161.0	$562.7	$197.7

	As of and for the Nine Months Ended September 30, 2008
		Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Gains	Net Equity	Disposals

Credit risk exposures:
Fixed income securities	$4,244.9	$4,244.9	$(60.2)	$49.8	$(10.4)	$109.9
Derivatives:
Other invested assets	17.1	17.1	—	23.1	23.1	7.0
Other liabilities	(0.4)	(0.4)	—	(0.2)	(0.2)	(0.2)
Cash, cash equivalents and short-term investments	2,306.6	2,306.6	—	(22.3)	(22.3)	(22.3)
Premiums receivable	568.6	568.6	—	(0.5)	(0.5)	(0.5)
Reinsurance recoverable	960.1	960.1	—	0.8	0.8	—

Total credit risk exposure	$8,096.9	$8,096.9	(60.2)	50.7	(9.5)	93.9

Hedging instruments:
Other invested assets:
Credit default swaps:
Mortgage	$160.0	$8.3	—	97.4	97.4	234.1
Banking	918.1	65.2	—	49.5	49.5	3.5
Insurance	1,457.1	71.8	—	169.0	169.0	191.4

Total credit default swaps	$2,535.2	$145.3	—	315.9	315.9	429.0

Net exposure			$(60.2)	$366.6	$306.4	$522.9

	As of and for the Three Months Ended September 30, 2009
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals

Credit risk exposures:
Fixed income securities	$4,646.0	$4,646.0	$215.3	$94.3	$309.6	$41.8
Derivatives:
Other invested assets	3.3	3.3	—	2.6	2.6	—
Other liabilities	(45.8)	(45.8)	—	(22.5)	(22.5)	(3.8)
Cash, cash equivalents and short-term investments	1,731.1	1,731.1	—	32.7	32.7	32.7
Premiums receivable	548.5	548.5	—	(0.5)	(0.5)	(0.5)
Reinsurance recoverable	1,088.7	1,088.7	—	(0.3)	(0.3)	—

Total credit risk exposure	$7,971.8	$7,971.8	215.3	106.3	321.6	70.2

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$416.5	$4.4	—	(4.0)	(4.0)	—
Insurance	898.2	7.7	—	(9.1)	(9.1)	—

Total credit default swaps	$1,314.7	$12.1	—	(13.1)	(13.1)	—

Net exposure			$215.3	$93.2	$308.5	$70.2

	As of and for the Three Months Ended September 30, 2008
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Gains	Net Equity	Disposals

Credit risk exposures:
Fixed income securities	$4,244.9	$4,244.9	$34.3	$(52.6)	$(18.3)	$4.1
Derivatives:
Other invested assets	17.1	17.1	—	21.4	21.4	7.6
Other liabilities	(0.4)	(0.4)	—	(0.2)	(0.2)	(0.2)
Cash, cash equivalents and short-term investments	2,306.6	2,306.6	—	(43.7)	(43.7)	(43.7)
Premiums receivable	568.6	568.6	—	(0.2)	—	(0.2)
Reinsurance recoverable	960.1	960.1	—	(0.3)	—	—

Total credit risk exposure	$8,096.9	$8,096.9	34.3	(75.6)	(40.8)	(32.4)

Hedging instruments:
Other invested assets:
Credit default swaps:
Mortgage	$160.0	$8.3	—	7.2	7.2	68.7
Banking	918.1	65.2	—	29.3	29.3	3.5
Insurance	1,457.1	71.8	—	107.1	107.1	109.7

Total credit default swaps	$2,535.2	$145.3	—	143.6	143.6	181.9

Net exposure			$34.3	$68.0	$102.8	$149.5

In the normal course of effecting our economic hedging strategy with respect to credit risk, we expect that there may be periods where the notional value of the hedging instrument may exceed or be less than the exposure item being hedged. This situation may arise when management compensates for imperfect correlations between the hedging item and the hedge, due to the timing of opportunities related to our ability to exit and enter hedged or hedging items at attractive prices or when management desires to only partially hedge an exposure.

The fair values of credit default swap contracts are sensitive to individual issuer credit default swap yield curves and current market spreads. The timing and amount of changes in fair value of fixed income securities and underwriting balances are by their nature uncertain. As a result of these data limitations and market uncertainties, it is not possible to estimate the reasonably likely future impact of our economic hedging programs.

Our holdings of credit default swap contracts have declined significantly in 2009 relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, we revised the financial objectives of our hedging program by determining not to replace our credit default swap hedge position as sales or expiries occurred, primarily based upon our judgment that our exposure to elevated levels of credit risk had moderated following a marked improvement in the credit markets, but also due to (i) the significant increase in the cost of purchasing credit protection (reducing the attractiveness of the credit default swap contract as a hedging instrument), (ii) improvement in our capital and liquidity (having benefited significantly from, among other things, more than $568.9 million in gains from sales of credit default swaps realized since the beginning of 2007), and (iii) our judgment that managing credit risk without the use of derivatives was, given the market environment, once again an appropriate means for mitigating our credit exposure arising from financial assets. As a result, the effects that credit default swaps as hedging instruments may be expected to have on our future financial position, liquidity and operating results may be expected to diminish relative to the effects in recent years. We continue to evaluate the potential impact of the volatility in the U.S. credit markets on our financial statements and may, if conditions warrant, initiate new credit default swap contracts as a hedging mechanism in the future, although there can be no assurance that we will do so, in an effort to achieve our continuing objective to minimize the potential for loss of value of held assets where, in our view, an unusual or excessive exposure exists.

For the nine months ended September 30, 2009, we sold a portion of our credit default swaps, contributing to a decrease in the fair value of the portfolio to $12.1 million as of September 30, 2009, from $82.8 million as of December 31, 2008. The credit default swap portfolio had an average term to expiration of 1.8 years as of September 30, 2009, a decrease from 2.5 years as of December 31, 2008.

As of September 30, 2009, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.

Equity Price Risk

Our investment portfolio is managed with a long term, value-oriented investment philosophy emphasizing downside protection. We have policies to limit and monitor our individual issuer exposures and aggregate equity exposure. Aggregate exposure to single issuers and total equity positions are monitored at the subsidiary level and in aggregate at the consolidated level.

During much of 2008 and the immediately preceding years, we had been concerned with the valuation level of worldwide equity markets, uncertainty resulting from credit issues in the United States and global economic conditions. As protection against a decline in equity markets and as an “economic hedge” against a broad market downturn, we had held short positions effected by way of equity index-based exchange-traded securities including Standard & Poor’s depository receipts (“SPDRs”), the iShares Canadian S&P/TSX60 (XIU), U.S. listed common stocks, equity total return swaps and equity index total return swaps, referred to in the aggregate as our “equity hedges.” We had also purchased S&P 500 index call options to limit the potential loss on U.S. equity index total return swaps and SPDRs short positions, and to provide general protection against the short position in common stocks. In November 2008, following significant declines in global equity markets, we revised the financial objectives of our hedging program on the basis of our assessment that elevated risks in the global equity markets had moderated, and subsequently closed substantially all of our equity hedge positions.

During the remainder of the fourth quarter of 2008 and continuing into 2009, we increased our investments in equity securities as a result of the opportunities presented by significant declines in valuations. These additions to our portfolio, coupled with the significant appreciation in the value of the worldwide equity markets during the first nine months of 2009, resulted in a significant increase in the value of our equity holdings and, thus, to the exposure to future losses should the equity markets again suffer a significant decline in value. We continue to manage our exposure to market price fluctuations primarily through policies designed to monitor and limit our individual issuer exposures and aggregate equity exposure. However, in late September 2009, we also initiated U.S. equity index total return swap contracts, with a notional value of $677.6 million, to protect against potential future broad market downturns. The collateral requirement related to entering the total return swaps was $40.7 million as of September 30, 2009. These total return swap transactions terminate during the third quarter of 2010. The equity index total return swaps, in the aggregate, were in a gain position as of September 30, 2009, and are recorded in other invested assets. As of September 30, 2009 and December 31, 2008, we had aggregate equity holdings with fair value of $2.3 billion (common stocks of $2.2 billion plus investments, at equity of $0.1 billion) and $1.7 billion (common stocks of $1.6 billion plus investments, at equity of $0.1 billion), respectively.

Changes in the fair values of equity index and common stock total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. As a result of the appreciation in the fair value of the total return swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of this collateral as of September 30, 2009 was $2.6 million. We have the right to sell or repledge this collateral.

The following tables summarize the effect of equity risk hedging instruments and related hedged items on our historical financial position, results of operations and cash flows as of and for the nine and three months ended September 30, 2009 and 2008, (in millions):

	As of and for the Nine Months Ended September 30, 2009
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals

Equity risk exposures:
Redeemable preferred stocks	$0.1	$0.1	$0.4	$(0.4)	$—	$(1.1)
Common stocks, at fair value	2,181.3	2,181.3	512.8	(74.5)	438.3	(47.3)

Total equity exposure	$2,181.4	$2,181.4	513.2	(74.9)	438.3	(48.4)

Hedging instruments:
Other invested assets:
Total return swaps	$677.6	$6.2	—	6.2	6.2	—

Total equity hedging instruments	$677.6	$6.2	—	6.2	6.2	—

Net equity impact			$513.2	$(68.7)	$444.5	$(48.4)

	As of and for the Nine Months Ended September 30, 2008
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Gains	Net Equity	Disposals

Equity risk exposures:
Redeemable preferred stocks	$0.4	$0.4	$0.8	$(0.8)	$—	$—
Common stocks, at fair value	970.3	970.3	(97.4)	(82.1)	(179.5)	12.1

Total equity exposure	$970.7	$970.7	(96.6)	(82.9)	(179.5)	12.1

Hedging instruments:
Other invested assets:
Total return swaps	$1,034.7	$46.6	—	280.7	280.7	237.9
Short positions	—	—	—	12.8	12.8	14.5
Call options	796.6	—	—	(1.2)	(1.2)	(1.5)

Total equity hedging instruments	$1,831.3	$46.6	—	292.3	292.3	250.9

Net equity impact			$(96.6)	$209.4	$112.8	$263.0

	As of and for the Three Months Ended September 30, 2009
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals

Equity risk exposures:
Redeemable preferred stocks	$0.1	$0.1	$—	$—	$—	$—
Common stocks, at fair value	2,181.3	2,181.3	283.7	34.2	317.9	33.7

Total equity exposure	$2,181.4	$2,181.4	283.7	34.2	317.9	33.7

Hedging instruments:
Other invested assets:
Total return swaps	$677.6	$6.2	—	6.2	6.2	—

Total equity hedging instruments	$677.6	$6.2	—	6.2	6.2	—

Net equity impact			$283.7	$40.4	$324.1	$33.7

	As of and for the Three Months Ended September 30, 2008
			Effect on Pre-tax:
	Exposure/		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Gains	Net Equity	Disposals

Equity risk exposures:
Redeemable preferred stocks	$0.4	$0.4	$0.2	$(0.3)	$(0.1)	$—
Common stocks, at fair value	970.3	970.3	(81.1)	(54.6)	(135.7)	3.9

Total equity exposure	$970.7	$970.7	(80.9)	(54.9)	(135.8)	3.9

Hedging instruments:
Other invested assets:
Total return swaps	$1,034.7	$46.6	—	187.1	187.1	179.0
Call options	796.6	—	—	—	—	(0.2)

Total equity hedging instruments	$1,831.3	$46.6	—	187.1	187.1	178.8

Net equity impact			$(80.9)	$132.2	$51.3	$182.7

In the normal course of effecting our economic hedging strategy with respect to equity risk, we expect that there may be periods where the notional value of the hedging instrument may exceed or be less than the exposure item being hedged. This situation may arise when management compensates for imperfect correlations between the hedging item and the hedge, due to the timing of opportunities related to our ability to exit and enter hedged or hedging items at attractive prices or when management desires to only partially hedge an exposure.

The following table summarizes the potential impact of a 10% change in our equity and equity-related holdings (including equity hedges where appropriate) on pre-tax other comprehensive income (loss) and pre-tax net income for the nine months ended September 30, 2009 and 2008. Certain shortcomings are inherent in the method of analysis presented, as the analysis is based on the assumptions that the equity and equity-related holdings had increased/decreased by 10%, with all other variables held constant, and that all the equity and equity-related instruments move according to a one-to-one correlation with global equity markets.

	Effect on Pre-tax:
	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Other		Other
	Comprehensive	Net	Comprehensive	Net
Change in Global Equity Markets	Income	Income	Loss	Income
	(In millions)

10% decrease	$218.1	$(67.1)	$97.1	$(98.8)
10% increase	(218.1)	67.1	(97.1)	98.8

Generally, a 10% decline in the global equity markets would result in a similar decrease in the value of our equity investment holdings, resulting in decreases in our pre-tax other comprehensive income, as the majority of our equity investment holdings are classified as available for sale. Conversely, a 10% increase in global equity markets would generally result in a similar increase in the value of our equity investment holdings, resulting in increases in our pre-tax other comprehensive income. As the equity hedges held by us as of September 30, 2009 were all entered into at the end of September 30, 2009, and as there were no other equity hedges in our portfolio during 2009 prior to September, the effects of changes in the global equity markets for the nine months ended September 30, 2009 were not offset by the effects of any hedging activities. For the nine and three months ended September 30, 2008, however, during which our hedging activities were significant, the effect of changes in global equity markets on pre-tax other comprehensive income and pre-tax income was more than offset by the effect on pre-tax net income of the equity hedges, effected primarily through positions in derivatives, and securities sold but not yet purchased.

As of September 30, 2009, our equity related holdings in the ten issuers to which we had the greatest exposure totaled $1.6 billion, which was approximately 17.8% of the total investment portfolio. The exposure to the largest single issuer of equity related holdings held as of September 30, 2009 was $268.1 million, which was approximately 3.0% of our total investment portfolio, or 7.5% of our total shareholders’ equity.

Foreign Currency Risk

Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of September 30, 2009 and December 31, 2008, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $2.1 billion and $1.9 billion, or 23.6% and 23.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in the Euro, which represented 9.9% and 9.7% of our total investments and cash as of September 30, 2009 and December 31, 2008, respectively, the British pound, which represented 5.0% and 6.0% of our total investments and cash as of September 30, 2009 and December 31, 2008, respectively, and the Canadian dollar, which represented 3.7% and 3.5%, of our total investments and cash as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in those respective foreign currencies would result in a $209.0 million decline in the fair value of our total investments and cash, before taxes.

Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being the Euro, the British pound, and Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of September 30, 2009 and December 31, 2008, we were party to forward currency contracts with notional amounts of $514.7 million and $533.9 million, respectively. As of September 30, 2009 and December 31, 2008, the fair value of these contracts is reported in other liabilities and other invested assets at $44.9 million and $28.2 million, respectively. Forward currency contracts had net realized investment losses of $54.7 million and net realized investment gains of $25.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Investment Impairment Risk

On a quarterly basis, we review our investment portfolio for declines in value and specifically consider securities with fair values that have declined to less than 80% of their cost or amortized cost at the time of review. Declines in the fair value of investments that are determined to be temporary are recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized investment loss will be recorded in our consolidated statements of operations.

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

The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
September 30, 2009	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
United States government, government agencies and authorities	$9.6	$(1.3)	1	$—	$—	—	$9.6	$(1.3)	1
States, municipalities and political subdivisions	—	—	—	1.1	(0.1)	1	1.1	(0.1)	1
Foreign governments	36.5	—	1	8.6	(0.2)	1	45.1	(0.2)	2

Total investment grade	46.1	(1.3)	2	9.7	(0.3)	2	55.8	(1.6)	4

Fixed income securities non-investment grade, corporate	—	—	3	3.6	(0.2)	1	3.6	(0.2)	4

Total fixed income securities	46.1	(1.3)	5	13.3	(0.5)	3	59.4	(1.8)	8
Common stocks, at fair value	333.4	(8.2)	11	—	—	—	333.4	(8.2)	11

Total temporarily impaired securities	$379.5	$(9.5)	16	$13.3	$(0.5)	3	$392.8	$(10.0)	19

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2008	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities

Fixed income securities investment grade:
States, municipalities and political subdivisions	$579.0	$(23.4)	34	$7.9	$(0.7)	2	$586.9	$(24.1)	36
Foreign governments	—	—	—	8.4	—	1	8.4	—	1

Total investment grade	579.0	(23.4)	34	16.3	(0.7)	3	595.3	(24.1)	37

Fixed income securities non-investment grade, corporate	90.5	(13.8)	4	—	(0.1)	1	90.5	(13.9)	5

Total fixed income securities	669.5	(37.2)	38	16.3	(0.8)	4	685.8	(38.0)	42
Redeemable preferred stocks, at fair value	0.1	(0.4)	2	—	—	—	0.1	(0.4)	2
Common stocks, at fair value	596.3	(129.0)	15	—	—	—	596.3	(129.0)	15

Total temporarily impaired securities	$1,265.9	$(166.6)	55	$16.3	$(0.8)	4	$1,282.2	$(167.4)	59

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

In July 2006, Fairfax, our majority shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares, and the complaint was subsequently amended to add additional allegations and two defendants. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third-party complaint against, among others, OdysseyRe and certain of our directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim and third-party complaint that again named OdysseyRe and certain directors as defendants. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against these claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

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

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program whereby we were authorized to repurchase shares of our common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program were retired. For the nine months ended September 30, 2009, we repurchased and retired 1,789,100 shares of our common stock at a cost of $72.6 million.

From inception of the program through September 30, 2009, we repurchased and retired 13,906,845 shares of our common stock at a total cost of $518.4 million. We did not make any purchases of our common stock after August 13, 2009.

We also made open market repurchases of our common shares, from time to time as necessary, to support the grant of restricted shares and the exercise of stock options. Our stock incentive plans allowed for the issuance of grants and exercises through newly issued shares, treasury stock, or a combination thereof. 416,500 shares were purchased during the nine months ended September 30, 2009 to support such grants and exercises, and as of September 30, 2009, we held 41,021 common shares in treasury to support such grants and exercises. The following table sets forth purchases made by us of our common shares during the three months ended September 30, 2009.

			Total Number	Maximum
			of Shares	Dollar Value of
			Purchased as	Shares that may
	Total Number	Average Price	Part of Publicly	yet be Purchased
	of Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program
	(In thousands)

July 1 — July 31, 2009	532,000	$40.54	532,000	$85,078
August 1 — August 31, 2009	74,300	46.91	74,300	81,593
September 1 — September 30, 2009	—	—	—	81,593

Total	606,300	$41.32	606,300

PART II — Item 3.	Defaults Upon Senior Securities

None.

PART II — Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II — Item 5.	Other Information

None.

PART II — Item 6.	Exhibit Index

NUMBER	TITLE OF EXHIBIT

2.1	Agreement and Plan of Merger by and among Odyssey Re Holdings Corp., Fairfax Financial Holdings Limited, and Fairfax Investments USA Corp., dated as of September 18, 2009 (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009).
*10.34	Amended and Restated Employment Agreement, dated as of October 1, 2009, by and between Odyssey Re Holdings Corp. and Andrew Barnard.
*10.35	Amended and Restated Employment Agreement, dated as of October 1, 2009, by and between Odyssey Re Holdings Corp. and Brian David Young.
*10.36	Amended and Restated Employment Agreement, dated as of October 1, 2009, by and between Odyssey Re Holdings Corp. and Richard Scott Donovan.
*10.37	Amended and Restated Employment Agreement, dated as of October 1, 2009, by and between Odyssey Re Holdings Corp. and Michael G. Wacek.
*31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.

Date: November 4, 2009	By:	/s/ Andrew A. Barnard
Name: Andrew A. Barnard Title: President and Chief Executive Officer

Date: November 4, 2009	By:	/s/ R. Scott Donovan
Name: R. Scott Donovan Title: Executive Vice President and Chief Financial Officer