Form 10-K
period 2009-12-31
ODYSSEY RE HOLDINGS CORP
filed 2010-02-25
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009

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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          The aggregate market value of the shares of all classes of voting shares of the registrant held by non-affiliates of the registrant on June 30, 2009 was $825.3 million, computed upon the basis of the closing sale price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
          As of February 25, 2010, there were 56,604,650 outstanding shares of Common Stock, par value $0.01 per share, of the registrant, all of which were held by Fairfax Financial Holdings Limited and its affiliates.

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
          We have included in this Annual Report on Form 10-K filing, and from time to time our management may make, written or oral statements that may include forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to:
•	a reduction in net income if our loss reserves are insufficient;

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	the lowering or loss of one or more of our financial or claims-paying ratings, including those of our subsidiaries;

•	an inability to realize our investment objectives;

•	a decrease in the level of demand for our reinsurance or insurance business, or increased competition in the industry;

•	emerging claim and coverage issues, which could expand our obligations beyond the amount we intend to underwrite;

•	ongoing legislative and regulatory developments that may disrupt our business or mandate changes in industry practices in a fashion that increases our costs or requires us to alter aspects of the way we conduct our business;

•	changes in economic conditions, including interest rate, currency, equity and credit conditions that could affect our investment portfolio;

•	a change in the requirements of one or more of our current or potential customers relating to counterparty financial strength, claims-paying ratings, or collateral requirements;

•	actions of our competitors, including industry consolidation, and increased competition from alternative sources of risk management products, such as the capital markets;

•	our 100% shareholder’s ability to determine the outcome of our corporate actions that require board or shareholder approval;

•	our ability to raise additional capital if it is required;

•	the availability of dividends from our reinsurance and insurance company subsidiaries;

•	the loss of services of any of our key employees;

•	our use of reinsurance brokers in contract negotiations and as cash settlement agents;

•	the failure of our reinsurers to honor their obligations to us;

•	the growth of our specialty insurance business and the development of our infrastructure to support this growth;

•	operational and financial risks relating to our utilization of program managers, third-party administrators, and other vendors to support our specialty insurance operations;

•	the passage of federal or state legislation subjecting our business to additional supervision or regulation, including additional tax regulation, in the United States or other jurisdictions in which we operate;

•	our reliance on computer and data processing systems; and

•	acts of war, terrorism or political unrest.
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
The Company
          OdysseyRe is a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance business through our offices throughout the United States and in London. Our global presence is established through 21 offices, with principal locations in the United States, London, Paris, Singapore, Toronto and Mexico City. We had gross premiums written of $2.2 billion in 2009 and our shareholders’ equity as of December 31, 2009 was $3.6 billion. For the year ended December 31, 2009, reinsurance represented 64.4% of our gross premiums written, and primary insurance represented the remainder, or 35.6%.
          The United States is our largest market, generating 50.5% of our gross premiums written for the year ended December 31, 2009. Our operations are managed through four divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of our reinsurance operations in the United States, Canada and Latin America. The Americas division primarily writes treaty property, general casualty, specialty casualty, surety and facultative casualty reinsurance business, primarily through professional reinsurance brokers. The EuroAsia division, headquartered in Paris, writes treaty reinsurance. Our London Market division operates through Newline Syndicate (1218) at Lloyd’s and Newline Insurance Company Limited, where the business focus is casualty insurance, and our London branch, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance in the United States, including medical professional liability, professional liability and crop business. Across our operations, 50.8% of our gross premiums written were generated from casualty business, 41.0% from property business and 8.2% from specialty classes, including marine, aviation, surety and credit.
          Odyssey Re Holdings Corp. was incorporated on March 21, 2001 in the state of Delaware. In June 2001, we completed our initial public offering. On September 18, 2009, Fairfax Financial Holdings Limited (“Fairfax”), which at the time owned approximately 72.5% of our outstanding common stock, and OdysseyRe announced that they had entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which Fairfax would promptly commence a tender offer to acquire all of the outstanding shares of common stock of OdysseyRe that Fairfax and its subsidiaries did not currently own, for $65.00 in cash per share, representing total cash consideration of approximately $1.1 billion. Pursuant to the Merger Agreement, on September 23, 2009, Fairfax commenced a tender offer for all of the outstanding shares of common stock of OdysseyRe (the “Offer”) other than shares owned by Fairfax and its subsidiaries for $65.00 in cash per share. The Board of Directors of OdysseyRe, following the unanimous recommendation of a special committee comprised solely of independent directors, which had been formed to review and consider any Fairfax proposal, recommended that OdysseyRe’s minority stockholders tender their shares to the Fairfax offer and vote or consent to approve and adopt the Merger Agreement if it were to be submitted for their approval and adoption.
          Pursuant to the Offer, which expired on October 21, 2009 at 12:00 midnight, New York City time, Fairfax acquired a total of approximately 14.3 million shares of common stock of OdysseyRe (the “Tendered Shares”). The Tendered Shares, combined with the shares previously owned by Fairfax and its subsidiaries, represented approximately 97.1% of the 58,451,922 shares of common stock of OdysseyRe then outstanding. Following the purchase of the Tendered Shares, Fairfax caused a short-form merger pursuant to which Fairfax Investments USA Corp., a newly-formed, wholly-owned subsidiary of Fairfax, merged with and into OdysseyRe (the “Merger”).
          The Merger was effected on October 28, 2009 pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”) by the execution and filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware. As a result of the Merger, all of the remaining shares of OdysseyRe’s common stock held by the remaining minority shareholders of OdysseyRe (the “Remaining Shares”) were cancelled and, subject to appraisal rights under Delaware law, converted into the right to receive $65.00 per share in cash, without interest, and subject to any applicable withholding of taxes. As a result of the Merger, Fairfax and its subsidiaries became the owner of 100% of the outstanding shares of our common stock.

We subsequently withdrew our shares of common stock from listing on the New York Stock Exchange and terminated registration of these shares under the Securities Exchange Act of 1934.
          The following is a summary of our operating subsidiaries:
•	Odyssey America Reinsurance Corporation (“Odyssey America”), a Connecticut property and casualty reinsurance company, is a direct subsidiary of OdysseyRe and is our principal reinsurance subsidiary. Odyssey America underwrites reinsurance on a worldwide basis.

•	Newline Holdings U.K. Limited, a direct subsidiary of Odyssey America, is a holding company with several wholly-owned operating subsidiaries, including Newline Underwriting Management Ltd., through which it manages Newline Syndicate (1218) at Lloyd’s of London, and Newline Corporate Name Limited (“NCNL”), which provides capital for and receives the distributed earnings of Newline Syndicate (1218), and Newline Insurance Company Limited (“NICL”) (collectively, “Newline”).

•	Clearwater Insurance Company (“Clearwater”), a Delaware company, is a direct subsidiary of Odyssey America. Clearwater holds insurance licenses in 43 states.

•	Hudson Insurance Company (“Hudson”), a Delaware company, is a direct subsidiary of Clearwater. Hudson, based in New York City, is the principal platform for our specialty insurance business and holds insurance licenses in 50 states.

•	Hudson Specialty Insurance Company (“Hudson Specialty”), a New York company, is a direct subsidiary of Clearwater and is an eligible surplus lines insurer in 49 states.

•	Clearwater Select Insurance Company (“Clearwater Select”), a Delaware company, is a direct subsidiary of Clearwater. Clearwater Select is licensed in 40 states.

Business Objectives
          Our objective is to build shareholder value by achieving an average annual growth in shareholders’ equity of 15% over the long-term by focusing on underwriting profitability and generating superior investment returns. We intend to continue to achieve our objective through:
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
          Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.
Lines of Business
          Our reinsurance operations primarily consist of the following lines of business:
•	Casualty. Our casualty business includes a broad range of specialty casualty products, including professional liability, directors’ and officers’ liability, workers’ compensation and accident and health, as well as general casualty products, including general liability, and automobile liability and personal accident coverages written on both a treaty proportional and excess of loss basis as well as on a facultative basis.

•	Property. Our property business includes reinsurance coverage to insurers for property damage or business interruption losses covered in industrial and commercial property and homeowners’ policies. This business is written on a treaty proportional and excess of loss basis. Outside the U.S., we also write property reinsurance on a facultative basis. Our most significant exposure is typically to losses from windstorms and earthquakes, although we are also exposed to losses from events as diverse as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. Our property reinsurance treaties generally exclude certain risks such as losses resulting from acts of war, nuclear, biological and chemical contamination, radiation and environmental pollution.

•	Marine and Aerospace. We provide reinsurance protection for marine hull, cargo, transit and offshore oil and gas operations on a proportional and non-proportional basis. We also provide specialized reinsurance protection in airline, general aviation and space insurance business, primarily on a non-proportional basis.

•	Surety and Credit. Credit reinsurance, written primarily on a proportional basis, provides coverage to commercial credit insurers, while our surety lines relate primarily to bonds and other forms of security written by specialized surety insurers.
          Our insurance operations primarily consist of the following lines of business:
•	Medical Professional Liability. Our medical professional liability business primarily provides coverage for group and individual physicians and small and medium-sized hospital accounts.

•	Professional Liability. Our professional liability business primarily consists of coverages for architects and engineers, directors’ and officers’ liability, fiduciary, media professional and environmental consultants.

•	Commercial Automobile and Personal Automobile. Our specialty commercial automobile book of business consists primarily of off-duty liability for truckers as well as liability coverages for transporters and West Coast regional waste haulers. Our private passenger automobile book of business is focused in California.

•	Specialty Liability. Our specialty liability business primarily focuses on casualty risks in the excess and surplus markets. Our target classes include mercantile, manufacturing and building/premises, with particular emphasis on commercial and consumer products, miscellaneous general liability and other niche markets. We also provide occupational benefit and liability coverages targeted to federally recognized tribes.

•	Property and Package. Our property and package business is primarily focused on agriculture, offshore energy, and risks of restaurant franchisees, written throughout the United States.

          The following table sets forth our gross premiums written, by line of business, for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
			(In millions)
Property excess of loss	$414.9	18.8%	$393.8	17.2%	$351.4	15.4%
Property proportional	282.2	12.9	335.7	14.6	319.7	14.0
Property facultative	21.8	1.0	18.2	0.8	21.8	0.9

Property reinsurance	718.9	32.7	747.7	32.6	692.9	30.3

Casualty excess of loss	276.3	12.6	231.0	10.1	255.0	11.2
Casualty proportional	166.0	7.6	236.9	10.3	290.0	12.7
Casualty facultative	57.1	2.6	72.0	3.1	82.0	3.6

Casualty reinsurance	499.4	22.8	539.9	23.5	627.0	27.5

Marine and aerospace	104.1	4.7	123.9	5.4	128.7	5.6
Surety and credit	92.1	4.2	90.7	4.0	97.3	4.3

Total reinsurance	1,414.5	64.4	1,502.2	65.5	1,545.9	67.7

Property and package	135.0	6.1	111.5	4.9	68.5	3.0
Professional liability	119.9	5.5	130.9	5.7	139.3	6.1
Specialty liability	114.0	5.2	90.9	3.9	90.3	4.0
Medical professional liability	96.9	4.4	113.9	4.9	130.2	5.7
Commercial automobile	65.6	3.0	68.2	3.0	52.4	2.3
Personal automobile	15.6	0.7	24.3	1.1	51.6	2.3

U.S. Insurance	547.0	24.9	539.7	23.5	532.3	23.4
Liability lines	227.9	10.4	248.2	10.8	201.5	8.8
Other lines	5.6	0.3	4.4	0.2	3.0	0.1

Total insurance	780.5	35.6	792.3	34.5	736.8	32.3

Total gross premiums written	$2,195.0	100.0%	$2,294.5	100.0%	$2,282.7	100.0%

          For the year ended December 31, 2009, total reinsurance gross premiums written were $1,414.5 million, or 64.4% of our gross premiums written, and the remaining $780.5 million, or 35.6%, was insurance business. Our insurance premiums include our U.S. Insurance division and business written by Newline, which is part of our London Market division. Treaty reinsurance represents 60.8% of our total gross premiums written and 94.4% of our total reinsurance gross premiums written. Facultative reinsurance is 3.6% of our gross premiums written and 5.6% of our total reinsurance business. During 2009, 41.6% of our total reinsurance gross premiums written was proportional and 58.4% was excess of loss.
          We write property catastrophe excess of loss reinsurance, covering loss or damage from unpredictable events such as hurricanes, windstorms, hailstorms, freezes or floods, which provides aggregate exposure limits and requires cedants to incur losses in specified amounts before our obligation to pay is triggered. For the year ended December 31, 2009, $305.3 million, or 13.9%, of our gross premiums written were derived from property catastrophe excess of loss reinsurance. We also write property business, which has exposure to catastrophes, on a proportional basis, in all divisions.
          Treaty casualty business accounted for $442.4 million, or 20.2%, of gross premiums written for the year ended December 31, 2009, of which 37.5% was written on a proportional basis and 62.5% was written on an excess of loss basis. Our treaty casualty portfolio principally consists of specialty casualty products, including professional liability, directors’ and officers’ liability, workers’ compensation and accident and health, as well as general casualty products, including general liability and automobile liability. Treaty property business represented $697.1 million, or 31.8%, of gross premiums written for the year ended December 31, 2009, primarily consisting of commercial property and homeowners’ coverage, of which 40.5% was written on a proportional basis and 59.5% was written on an excess of loss basis. Marine and aerospace business accounted for $104.1 million, or 4.7%, of gross premiums written for the year ended December 31, 2009, of which 30.7% was written on an excess of loss basis and 69.3% on a proportional basis. Surety and credit lines accounted for 4.2% of gross premiums written in 2009.
          Facultative reinsurance accounted for $78.9 million, or 3.6%, of gross premiums written for the year ended December 31, 2009, all of which was derived from the Americas division. With respect to facultative business in the United States, we write only casualty lines of business, including general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial automobile lines; with respect to facultative business in Latin America, we write primarily property lines of business.
          We operate in the London insurance market through Newline, which focuses on casualty insurance, including at Lloyd’s through our wholly-owned syndicate, Newline Syndicate (1218). Our Lloyd’s membership provides strong brand recognition, extensive broker and distribution channels, and worldwide licensing, and augments our ability to write insurance business on an excess and surplus lines basis in the United States.
          We provide insurance products through our U.S. Insurance division. This business is comprised of specialty insurance business underwritten on both an admitted (licensed to write insurance in a particular state) and non-admitted (approved, but not licensed, to write insurance in a particular state) basis. Business is generated through national and regional agencies and brokers, as well as through program administrators. Each program administrator has strictly defined limitations on lines of business, premium capacity and policy limits. Many program administrators have limited geographic scope and all are limited regarding the type of business they may accept on our behalf.
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
Divisions
          Our business is organized across four operating divisions: the Americas, EuroAsia, London Market, and U.S. Insurance divisions. The table below illustrates gross premiums written, by division, for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
Division	$	%	$	%	$	%
			(In millions)
Americas	$745.9	34.0%	$776.4	33.8%	$834.9	36.6%
EuroAsia	559.2	25.5	596.7	26.0	565.6	24.8
London Market	342.9	15.6	381.7	16.7	349.9	15.3
U.S. Insurance	547.0	24.9	539.7	23.5	532.3	23.3

Total gross premiums written	$2,195.0	100.0%	$2,294.5	100.0%	$2,282.7	100.0%

          Our commitment to disciplined underwriting is evidenced by (i) the decline in gross premiums written from 2007 (5.9%) in the Americas and London Market divisions following significant market softening over the past three years, and (ii) modest but carefully cultivated growth in gross premiums written in the U.S. Insurance division, in targeted markets ripe for expansion.

Americas Division
          The Americas is our largest division, accounting for $745.9 million, or 34.0%, of our gross premiums written for the year ended December 31, 2009. The Americas division is organized into three major units: the United States, Latin America and Canada. The Americas division writes treaty casualty and property reinsurance and facultative casualty reinsurance in the United States and Canada. In Latin America, we write treaty and facultative property reinsurance along with other predominantly short-tail lines. The Americas division operates through five offices: Stamford, New York City, Mexico City, Miami and Toronto, and as of December 31, 2009 had 301 employees. The Americas division’s principal client base includes small to medium-sized regional and specialty ceding companies, as well as various specialized departments of major insurance companies. The Americas division operates primarily as a broker market reinsurer. The top five brokers, Guy Carpenter & Co. Inc., Aon Benfield, Willis Re Group Holdings, Ltd., Towers Perrin Reinsurance and Risk Solutions Corporation generated 79.5% of the division’s gross premiums written. The Americas division primarily underwrites business in U.S. dollars or Canadian dollars.
          The following table displays gross premiums written by each of the units within the Americas division for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
			(In millions)
United States	$561.7	75.3%	$578.0	74.5%	$650.2	77.9%
Latin America	146.2	19.6	158.1	20.3	141.4	16.9
Canada	38.0	5.1	40.3	5.2	43.3	5.2

Total gross premiums written	$745.9	100.0%	$776.4	100.0%	$834.9	100.0%

          The following table displays gross premiums written for the Americas division, by type of business, for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
			(In millions)
Property excess of loss	$157.7	21.2%	$144.3	18.6%	$125.1	15.0%
Property proportional	97.9	13.1	132.4	17.0	123.3	14.8
Property facultative	21.8	2.9	17.9	2.3	19.5	2.3

Property reinsurance	277.4	37.2	294.6	37.9	267.9	32.1

Casualty excess of loss	203.4	27.2	150.5	19.4	181.5	21.7
Casualty proportional	134.4	18.0	186.6	24.0	232.5	27.9
Casualty facultative	57.1	7.7	72.0	9.3	82.0	9.8

Casualty reinsurance	394.9	52.9	409.1	52.7	496.0	59.4

Marine, aviation and space	23.9	3.2	27.6	3.6	25.4	3.0
Surety and credit	49.7	6.7	45.1	5.8	45.6	5.5

Total gross premiums written	$745.9	100.0%	$776.4	100.0%	$834.9	100.0%

          The unit in the United States provides treaty reinsurance of virtually all classes of non-life insurance. In addition to the specialty casualty and general casualty reinsurance lines, the unit also writes commercial and personal property as well as marine, aviation and space, accident and health, and surety lines. Facultative casualty reinsurance is also written in the United States unit, mainly for general liability, umbrella liability, directors’ and officers’ liability, professional liability and commercial automobile. The United States unit operates out of offices in Stamford and New York City. The following table displays gross premiums written, by business segment, for the United States for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
			(In millions)
Specialty casualty	$232.2	41.3%	$221.6	38.3%	$295.4	45.4%
Property	163.0	29.0	172.4	29.8	148.1	22.8
Facultative	57.1	10.2	72.0	12.4	82.0	12.6
General casualty	53.7	9.6	64.9	11.2	74.6	11.5
Surety	34.2	6.1	32.4	5.6	36.4	5.6
Marine	18.4	3.3	18.8	3.2	18.3	2.8
Other	3.1	0.5	(3.1)	(0.5)	(4.2)	(0.7)

Total gross premiums written	$561.7	100.0%	$579.0	100.0%	$650.6	100.0%

          The decline in our facultative business is due to the reclassification of $16.5 million of business previously managed by and included in the results of the Americas division that is now recorded in the results of the U.S. Insurance division. The decline in our property business reflects an increase in competitive market conditions and the non-renewal of certain business that did not meet our underwriting criteria.
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
     EuroAsia Division
          The EuroAsia division accounted for $559.2 million, or 25.5%, of our gross premiums written for the year ended December 31, 2009. The division primarily writes property business. The EuroAsia division operates out of four offices, with principal offices in Paris and Singapore and satellite offices in Stockholm and Tokyo, and as of December 31, 2009 had 90 employees. Business is produced primarily (70.3%) through a strong network of global and regional brokers, with the remaining 29.7% of the business written directly with ceding companies. Our top five brokers for the EuroAsia division in 2009, Aon Benfield, Guy Carpenter & Co. Inc., Willis Re Group Holdings, Ltd., Protection Reinsurance Intermediaries, and Haakon Ltd., generated 56.3% of the division’s gross premiums written in 2009. The EuroAsia division primarily underwrites business in Euros, U.S. dollars and Japanese yen.
          The Paris branch office is the headquarters of the EuroAsia division and the underwriting center responsible for Europe, the Middle East and Africa, with an office in Stockholm, Sweden, covering the Nordic countries and Russia. The Paris branch writes reinsurance on a treaty basis. The primary lines of business offered are property, motor, credit and bond, marine and aerospace, liability and accident and health. The Asia Pacific Rim unit, headquartered in Singapore with an office in Tokyo, writes reinsurance on a treaty basis. The primary lines of business offered in the Asia Pacific Rim unit include property, marine, motor, liability, credit and bond coverage and accident and health.
          During 2009, Europe represented 67.3% of gross premiums written for the EuroAsia division, while Asia represented 18.2% and the Middle East, Africa and the Americas comprised the remaining 14.5%.

          The following table displays gross premiums written for the EuroAsia division, by type of coverage, for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
			(In millions)
Property	$370.4	66.1%	$383.0	64.3%	$348.1	61.5%
Motor	71.6	12.8	80.7	13.5	79.6	14.1
Surety and credit	42.4	7.6	45.5	7.6	51.6	9.1
Marine	29.4	5.3	37.6	6.3	36.4	6.4
Liability	23.9	4.3	30.1	5.0	28.0	5.0
Aerospace	14.9	2.7	11.5	1.9	11.8	2.1
Accident and health	6.6	1.2	8.3	1.4	10.1	1.8

Total gross premiums written	$559.2	100.0%	$596.7	100.0%	$565.6	100.0%

          The property business, including the property component of motor business, in EuroAsia is 48.7% proportional and 51.3% excess of loss. Per risk coverages account for 50.6% of the property business, while 34.9% relates to catastrophe coverage.
          The following table displays gross premiums written for the EuroAsia division, by type of business, for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
			(In millions)
Property excess of loss	$193.4	34.6%	$187.5	31.4%	$160.0	28.3%
Property proportional	183.4	32.8	201.9	33.8	195.3	34.5
Property facultative	—	—	0.2	0.1	2.2	0.4

Property	376.8	67.4	389.6	65.3	357.5	63.2

Casualty excess of loss	67.6	12.1	75.6	12.7	66.8	11.8
Casualty proportional	28.1	5.0	36.9	6.2	41.5	7.3

Casualty	95.7	17.1	112.5	18.9	108.3	19.1

Marine and aerospace	44.3	7.9	49.1	8.2	48.1	8.5
Surety and credit	42.4	7.6	45.5	7.6	51.7	9.2

Total gross premiums written	$559.2	100.0%	$596.7	100.0%	$565.6	100.0%

          The property and casualty components of motor business have been included in the property and casualty amounts in the above table.
     London Market Division
          The London Market division accounted for $342.9 million, or 15.6%, of our gross written premiums for the year ended December 31, 2009. The London Market division operates through the Newline Syndicate (1218) at Lloyd’s, Newline Insurance Company Limited and the London branch of Odyssey America, and as of December 31, 2009 had 98 employees. Newline’s business focus is international casualty, motor insurance, medical professional liability and facultative reinsurance, while the London branch writes worldwide treaty reinsurance. Our underwriting platforms are run by an integrated management team with a common business approach. Business is distributed through a diverse group of brokers, with the top five brokers, Aon Benfield, Marsh Inc., Heath Lambert Ltd., Willis Re Group Holdings Ltd., and Jardine Lloyd Thompson, Ltd.,

representing 70.2% of gross premiums written. The London Market division underwrites business in British pounds, U.S. dollars, Euros, Canadian dollars and Australian dollars.
          For the year ended December 31, 2009, the London branch had gross premiums written of $109.4 million, or 31.9% of the total London Market division. The London branch writes worldwide treaty reinsurance through three business units: property, marine and aerospace, and international casualty. The property unit (comprising mainly retrocessional and catastrophe excess of loss business) represents 59.1% of the total gross premiums written for the year ended December 31, 2009. Geographically, 42.6%, 29.3% and 20.7% of the branch business is located in the United Kingdom, the United States and Western Europe, respectively.
          For the year ended December 31, 2009, Newline had gross premiums written of $233.5 million, or 68.1% of the total London Market division. Newline writes international casualty and motor insurance and facultative reinsurance in seven sectors: professional indemnity, directors’ and officers’ liability, commercial crime and bankers’ blanket bond, motor, satellite, medical professional liability and public and products liability. Newline’s target market is generally small to medium-sized accounts, which could be either private or public companies. The United Kingdom, Western Europe and Australia represent 32.5%, 32.5% and 16.2% of Newline’s business, respectively.
          The following table displays gross premiums written for the London Market division, by type of business, for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
			(In millions)
Property excess of loss	$63.8	18.6%	$62.1	16.3%	$66.3	19.0%
Property proportional	0.9	0.3	1.4	0.3	1.1	0.3

Property reinsurance	64.7	18.9	63.5	16.6	67.4	19.3

Casualty excess of loss	5.3	1.5	4.9	1.3	6.8	1.9
Casualty proportional	3.5	1.0	13.5	3.5	16.0	4.6

Casualty reinsurance	8.8	2.5	18.4	4.8	22.8	6.5

Marine and aerospace	35.9	10.5	47.2	12.4	55.1	15.7

Total reinsurance	109.4	31.9	129.1	33.8	145.3	41.5

Liability lines	227.9	66.5	248.2	65.0	201.5	57.6
Other	5.6	1.6	4.4	1.2	3.1	0.9

Total insurance	233.5	68.1	252.6	66.2	204.6	58.5

Total gross premiums written	$342.9	100.0%	$381.7	100.0%	$349.9	100.0%

     U.S. Insurance Division
          Operating under the name “Hudson Insurance Group,” a registered trademark of the Company, the U.S. Insurance division provides underwriting capacity on an admitted and non-admitted (surplus lines) basis to specialty insurance markets nationwide. The U.S. Insurance division generated $547.0 million, or 24.9%, of our gross premiums written for the year ended December 31, 2009. The U.S. Insurance division operates principally from offices in New York, Chicago, Napa, California and Overland Park, Kansas, and as of December 31, 2009 had 232 employees.
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

          The Hudson Insurance Group is approved by the Risk Management Agency of the U.S. Department of Agriculture to participate in the federally-sponsored multi-peril crop insurance program made available to farmers throughout the United States. In addition, we also underwrite related insurance products, including crop hail. Crop-related gross premiums written for 2009 were $79.2 million and are included in the property and package line of business.
          We underwrite primary and excess directors’ and officers’ liability insurance, principally for small and mid-cap publicly-traded companies. Coverage is written on both an admitted and a surplus lines basis, with distribution primarily through regional brokers.
          Other lines of business written through our in-house specialty lines underwriters in 2009 include offshore marine and energy, environmental, personal umbrella and comprehensive personal liability insurance products.
          The U.S. Insurance division also provides primary insurance coverage for a variety of risks, including commercial automobile, specialty liability, private passenger automobile and other niche markets. We manage a limited number of active program administrator relationships, with a majority of this business concentrated in our top five relationships. We look to do business with organizations that have a long and well-documented track record in their area of expertise. Strong monitoring processes are in place and our program administrators are incentivized to produce profitable insurance business rather than to merely generate volume.
          The following table displays gross premiums written for the U.S. Insurance division, by type of business, for each of the three years in the period ended December 31, 2009:

	Years Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%
			(In millions)
Property and package	$135.0	24.7%	$111.5	20.7%	$68.5	12.9%
Professional liability	119.9	21.9	130.9	24.3	139.3	26.2
Specialty liability	114.0	20.8	90.9	16.8	90.3	17.0
Medical professional liability	96.9	17.7	113.9	21.1	130.2	24.4
Commercial automobile	65.6	12.0	68.2	12.6	52.4	9.8
Personal automobile	15.6	2.9	24.3	4.5	51.6	9.7

Total gross premiums written	$547.0	100.0%	$539.7	100.0%	$532.3	100.0%

          Contributing to the growth in gross premiums written for property and package business was our crop business, and for specialty liability, a reclassification of one program previously recorded in the Americas and now recorded in the U.S. Insurance division. Professional liability decreased primarily due to the cancellation of an environmental program. The decline in medical professional liability reflects the more competitive market conditions as well as certain client groups retaining more exposure or self insuring their own programs. Personal automobile declined primarily due to market conditions.
Retention Levels and Retrocession Arrangements
          Under our underwriting guidelines, we impose maximum retentions on a per risk basis. We believe that the levels of gross capacity per property risk that are in place are sufficient to achieve our objectives in our marketplace. The following table illustrates the gross capacity, cession (reinsurance or retrocession) and net retention generally applicable under our underwriting guidelines as of December 31, 2009. Larger limits may occasionally be written subject to the approval of senior management.

	Gross	Retrocession/	Net
	Capacity	Reinsurance	Retention
		(In millions)
Treaty
Property	$15.0	$—	$15.0
Casualty	7.5	—	7.5

Facultative
Property	10.0	8.0	2.0
Casualty	5.0	2.0	3.0

Insurance
Medical professional liability	16.0	15.1	0.9
Other casualty	15.0	10.5	4.5
Property	25.0	15.2	9.8
Newline	22.5	18.7	3.8
          We are subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against this risk we buy catastrophe excess of loss reinsurance protection. The retention, the level of capacity purchased, the geographical coverages and the cost vary from year to year. In 2007, we chose not to purchase non-proportional reinsurance for our core U.S. property account other than limited and/or partial covers. In 2008 and 2009, we purchased some non-U.S. catastrophe excess of loss protection as well as some additional specific protections for our facultative property account in Latin America.
          When we enter into retrocessional agreements, we cede to reinsurers a portion of our risks and pay premiums based upon the risk and exposure of the policies subject to the reinsurance. Although the reinsurer is liable to us for the reinsurance ceded, we retain the ultimate liability in the event the reinsurer is unable to meet its obligation at some later date. Our objective is to purchase reinsurance from reinsurers rated “A-” or better by Standard & Poor’s Insurance Ratings Services or A.M. Best Company, Inc. (“A.M. Best”). Reinsurers with a lower rating will be considered if reinsurance security is collateralized or with senior management approval.
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
          Our ten largest reinsurers represent 46.0% of our total reinsurance recoverables as of December 31, 2009. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than

$22.7 million of reinsurance recoverables as of December 31, 2009, and with the average balance per reinsurer less than $1.5 million.
          The following table shows the total amount which is recoverable from each of our ten largest reinsurers for paid and unpaid losses as of December 31, 2009, the amount of collateral held, and each reinsurer’s A.M. Best rating (in millions):

	Reinsurance	% of		A.M. Best
Reinsurer	Recoverable	Total	Collateral	Rating
Lloyd’s of London	$128.7	14.2%	$—	A
Federal Crop Insurance Corporation	44.0	4.8	—	NR
Underwriters Reinsurance Company (Barbados)	37.3	4.1	37.3	NR
Everest Re (Bermuda) Ltd.	36.8	4.0	—	A	+
D.E. Shaw Re Bermuda Ltd.	35.0	3.8	35.0	NR
Max Bermuda Ltd.	32.9	3.6	17.2	A	-
Swiss Reinsurance America Corporation	32.0	3.5	—	A
Arch Reinsurance Company	25.4	2.8	15.2	A
Brit Insurance Ltd.	24.4	2.7	—	A
Swiss Reinsurance Europe S.A.	22.9	2.5	—	A

Sub-total	419.4	46.0	104.7
All Other	492.6	54.0	115.5

Total	$912.0	100.0%	$220.2

          For additional information on our retrocession agreements, please refer to Notes 11 and 12 to the consolidated financial statements included in this Annual Report on Form 10-K.
Claims
          Reinsurance claims are managed by our professional claims staff, whose responsibilities include the review of initial loss reports from ceding companies, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves, and payment of claims. Our claims staff recognizes that fair interpretation of our reinsurance agreements and timely payment of covered claims is a valuable service to clients and enhances our reputation. In addition to claims assessment, processing and payment, in the ordinary course of business our claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected ceding companies, which we believe benefits all parties to the reinsurance arrangement. In certain instances, a claims audit may be performed prior to assuming reinsurance business.
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
          Estimates of reserves for unpaid losses and LAE are contingent upon legislative, regulatory, social, economic and legal events that may or may not occur in the future, thereby affecting assumptions of claim frequency and severity. These events include losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The eventual outcome of these events may be different from the assumptions underlying our reserve estimates. In the event that loss trends diverge from expected trends, we adjust our reserves to reflect the actual emergence that is experienced during the period. On a quarterly basis, we compare actual loss emergence in the quarter and cumulatively since the implementation of the last reserve review to the expectation of reported loss for the period. Variation in actual loss emergence from expectations may result in a change in loss and LAE reserve. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. Changes in expected claim payment rates, which represent one component of loss and LAE emergence, may also impact our liquidity and capital resources, as discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
          We have exposure to asbestos, environmental pollution and other latent injury damage claims on contracts written prior to 1986. Included in our reserves are amounts related to asbestos-related illnesses and environmental impairment, which, net of related reinsurance recoverables, totaled $265.5 million and $260.3 million as of December 31, 2009 and 2008, respectively. The majority of our asbestos and environmental related liabilities arise from contracts written by Clearwater before 1986 that were underwritten as standard general liability coverages where the contracts contained terms which, for us and the industry overall, have been interpreted by the courts to provide coverage for asbestos and environmental exposures not contemplated by the original pricing or reserving of the covers. Our estimate of our ultimate liability for these exposures includes case basis reserves and a provision for liabilities incurred but not yet reported. Case basis reserves are a combination of reserves reported to us by ceding companies and additional case reserves determined by our dedicated asbestos and environmental claims unit. We rely on an annual analysis of Company and industry loss emergence trends to estimate the loss and LAE reserve for this exposure, including projections based on historical loss emergence and loss completion factors supplied from other company and industry sources, with monitoring of emerging experience on a quarterly basis.
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
          In the event that loss trends diverge from expected trends, we may have to adjust our reserves for unpaid losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. Management believes that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at December 31, 2009. Due to the uncertainty involving estimates of ultimate loss and LAE, management does not attempt to produce a range around its best estimate of unpaid losses and LAE.
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
          The “Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table” that follows presents the development of balance sheet net loss and LAE reserves for calendar years 1999 through 2009. The upper half of the table shows the cumulative amounts paid, net of reinsurance, during successive years related to the opening reserve. For example, with respect to the reserves for unpaid losses and LAE of $1,831 million as of December 31, 1999, by the end of 2009, $2,361 million had actually been paid in settlement of those reserves. In addition, as reflected in the lower section of the table, the original reserve of $1,831 million was re-estimated to be $3,094 million as of December 31, 2009. This change from the original estimate would normally result from a combination of a number of factors, including losses being settled for different amounts than originally estimated. The original estimates will also be increased or decreased, as more information becomes known about the individual claims and overall claim frequency and severity patterns. The net deficiency or redundancy depicted in the table, for any particular calendar year, shows the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective columns. For example, the cumulative deficiency of $1,263 million, which has been reflected in our consolidated financial statements as of December 31, 2009, related to December 31, 1999 reserves for unpaid losses and LAE of $1,831 million, represents the cumulative amount by which net reserves for 1999 have developed unfavorably from 2000 through 2009.
          Each amount other than the original reserves in the table below includes the effects of all changes in amounts for prior periods. For example, if a loss settled in 2002 for $150,000 was first reserved in 1999 at $100,000 and remained unchanged until settlement, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative net deficiency in each of the years in the period 1999 through 2001 shown in the following table. Conditions and trends that have affected development of liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future development based on this table.

Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table
Presented Net of Reinsurance With Supplemental Gross Data

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
						(In millions)
Reserves for unpaid losses and LAE	$1,831	$1,667	$1,674	$1,864	$2,372	$3,172	$3,911	$4,403	$4,475	$4,560	$4,666
Paid (cumulative) as of:
One year later	609	596	616	602	632	914	787	1,111	1,016	1,024
Two years later	1,042	1,010	985	999	1,213	1,298	1,614	1,808	1,646
Three years later	1,333	1,276	1,296	1,424	1,456	1,835	2,161	2,273
Four years later	1,506	1,553	1,602	1,563	1,898	2,220	2,521
Five years later	1,718	1,802	1,666	1,932	2,206	2,489
Six years later	1,901	1,827	1,968	2,188	2,426
Seven years later	1,904	2,061	2,173	2,374
Eight years later	2,102	2,224	2,327
Nine years later	2,248	2,352
Ten years later	2,361
Liability re-estimated as of:
One year later	1,846	1,690	1,760	1,993	2,561	3,345	4,051	4,444	4,465	4,549
Two years later	1,862	1,787	1,935	2,240	2,828	3,537	4,144	4,481	4,498
Three years later	1,951	2,018	2,194	2,573	3,050	3,736	4,221	4,564
Four years later	2,144	2,280	2,514	2,828	3,294	3,837	4,320
Five years later	2,332	2,581	2,726	3,077	3,414	3,950
Six years later	2,572	2,750	2,973	3,202	3,534
Seven years later	2,702	2,969	3,078	3,325
Eight years later	2,893	3,069	3,192
Nine years later	2,985	3,182
Ten years later	3,094
Cumulative redundancy/ (deficiency)	$(1,263)	$(1,515)	$(1,518)	$(1,461)	$(1,162)	$(778)	$(409)	$(161)	$(23)	$11

Gross liability — end of year	$2,570	$2,566	$2,720	$2,872	$3,400	$4,225	$5,118	$5,142	$5,119	$5,250	$5,507
Reinsurance recoverables	739	899	1,046	1,008	1,028	1,053	1,207	739	644	690	841

Net liability — end of year	1,831	1,667	1,674	1,864	2,372	3,172	3,911	4,403	4,475	4,560	4,666

Gross re-estimated liability at December 31, 2009	4,459	4,691	4,853	4,876	4,888	5,241	5,649	5,357	5,198	5,308
Re-estimated recoverables at December 31, 2009	1,365	1,509	1,661	1,551	1,354	1,291	1,329	793	700	759

Net re-estimated liability at December 31, 2009	3,094	3,182	3,192	3,325	3,534	3,950	4,320	4,564	4,498	4,549

Gross cumulative redundancy/(deficiency)	$(1,889)	$(2,125)	$(2,133)	$(2,004)	$(1,488)	$(1,016)	$(531)	$(215)	$(79)	$(58)

          The cumulative redundancy in 2008 reserves for unpaid losses and LAE for the year ended December 31, 2009 was $11 million. The cumulative deficiencies in 2007 and 2006 reserves for unpaid losses and LAE as of December 31, 2009 were $23 million and $161 million, respectively. The cumulative deficiencies in 2007 and 2006 reserves for unpaid losses and LAE as of December 31, 2009 principally resulted from increased reserves for U.S. casualty business, including asbestos and environmental pollution liabilities associated with contracts generally written prior to 1986. These contracts contained terms that, for us and the industry overall, have been interpreted by the courts to provide coverage for exposures that were not contemplated by the original pricing or reserving of the covers. In addition, increased loss estimates for U.S. casualty business written in the late 1990s and early 2000s contributed to the cumulative deficiency in 2007 and 2006 reserves for unpaid losses and LAE. The U.S. casualty classes of business include general liability, professional liability and excess workers’ compensation. In recent calendar years, we experienced loss emergence, resulting from a combination of higher claim frequency and severity that was greater than our expectations, which were previously established based on a review of prior years’ loss trends for this business written in the late 1990s and early 2000s. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the competitive conditions in the industry at that time. These competitive conditions resulted in pricing pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Professional liability was impacted by the increase in frequency and severity of claims relating to bankruptcies and other financial and management improprieties in the late 1990s and early 2000s.
          We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at December 31, 2009. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results.
          The following table is derived from the “Ten Year Analysis of Consolidated Losses and Loss Adjustment Expense Reserve Development Table” above. It summarizes the effect of re-estimating prior year loss reserves, net of reinsurance, on pre-tax income for the latest ten calendar years through December 31, 2009. Each column represents the calendar year development by each accident year. For example, in calendar year 2009, the impact of re-estimates of prior year loss reserves increased pre-tax income by $11.3 million.

	Development in Calendar Year
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
					(In millions)
Accident Year Contributing to Loss Reserve Development
1999 and Prior	$(15.9)	$(16.6)	$(88.9)	$(192.5)	$(187.9)	$(240.8)	$(129.9)	$(190.9)	$(92.2)	$(108.5)
2000		(6.5)	(9.0)	(38.0)	(74.6)	(59.3)	(39.8)	(27.5)	(7.3)	(4.3)
2001			12.4	56.0	2.5	(19.0)	(42.4)	(29.4)	(5.6)	(1.6)
2002				46.6	12.2	(13.8)	(42.3)	(1.7)	(20.0)	(8.2)
2003					57.8	66.7	32.4	5.2	5.0	2.2
2004						93.5	29.6	45.2	19.2	7.8
2005							52.5	106.4	23.5	13.3
2006								52.2	40.0	16.4
2007									47.5	49.5
2008										44.7

Total Calendar Year Effect on Pre-tax Income Resulting from Reserve Re-estimation	$(15.9)	$(23.1)	$(85.5)	$(127.9)	$(190.0)	$(172.7)	$(139.9)	$(40.5)	$10.1	$11.3

          The significant increase in reserves on accident years 1999 and prior for calendar year 2009 related considerably to increased reserves for asbestos liabilities.
          The significant increase in reserves on accident years 2000 through 2002 for recent calendar years related principally to casualty reinsurance written in the United States in the late 1990s and early 2000s. These years experienced a proliferation of claims relating to bankruptcies and corporate improprieties. This resulted in an increase in the frequency and severity of claims in professional liability lines. Additionally, general liability and excess workers’ compensation classes of business in this period reflected increasing competitive conditions. These factors have impacted our ability to estimate losses and LAE for these exposures in recent calendar years.
          Improvements in competitive conditions and the economic environment beginning in 2001 have resulted in a generally downward trend on re-estimated reserves for accident years 2003 through 2008. Initial loss estimates for these more recent accident years did not fully anticipate the improvements in competitive and economic conditions achieved since the early 2000s.

          The following table summarizes our provision for unpaid losses and LAE for each of three years in the period ended December 31, 2009 (in millions):

	2009	2008	2007
Gross unpaid losses and LAE, beginning of year	$5,250.5	$5,119.1	$5,142.1
Less: ceded unpaid losses and LAE, beginning of year	690.2	643.5	739.0

Net unpaid losses and LAE, beginning of year	4,560.3	4,475.6	4,403.1

Add: losses and LAE incurred related to:
Current year	1,313.3	1,518.8	1,367.9
Prior years	(11.3)	(10.1)	40.5

Total losses and LAE incurred	1,302.0	1,508.7	1,408.4

Less: Paid losses and LAE related to:
Current year	230.6	264.8	251.4
Prior years	1,024.2	1,016.0	1,111.1

Total paid losses and LAE	1,254.8	1,280.8	1,362.5

Effects of exchange rate changes	58.8	(143.2)	26.6

Net unpaid losses and LAE, end of year	4,666.3	4,560.3	4,475.6
Add: ceded unpaid losses and LAE, end of year	841.5	690.2	643.5

Gross unpaid losses and LAE, end of year	$5,507.8	$5,250.5	$5,119.1

          The above amounts reflect tabular reserving for workers’ compensation indemnity reserves that are considered fixed and determinable. We discount such reserves using an interest rate of 3.5% and standard mortality assumptions. The amount of loss reserve discount as of December 31, 2009, 2008 and 2007 was $76.2 million, $79.6 million and $89.4 million, respectively.
          Gross and net development for asbestos and environmental reserves on business written prior to 1986 for each of the three years in the period ended December 31, 2009 are provided in the following table (in millions):

	2009	2008	2007
Asbestos
Gross unpaid losses and LAE, beginning of year	$360.7	$339.3	$308.7
Add: Gross losses and LAE incurred	69.4	73.8	86.0
Less: Gross calendar year paid losses and LAE	43.4	52.4	55.4

Gross unpaid losses and LAE, end of year	$386.7	$360.7	$339.3

Net unpaid losses and LAE, beginning of year	$230.5	$222.4	$189.0
Add: Net losses and LAE incurred	40.0	41.0	63.0
Less: Net calendar year paid losses and LAE	28.9	32.9	29.6

Net unpaid losses and LAE, end of year	$241.6	$230.5	$222.4

Environmental

Gross unpaid losses and LAE, beginning of year	$34.2	$42.0	$35.9
Add: Gross losses and LAE incurred	0.9	2.6	14.2
Less: Gross calendar year paid losses and LAE	8.0	10.4	8.1

Gross unpaid losses and LAE, end of year	$27.1	$34.2	$42.0

	2009	2008	2007
Environmental
Net unpaid losses and LAE, beginning of year	$29.8	$34.5	$26.7
Add: Net losses and LAE incurred	0.6	4.1	14.5
Less: Net calendar year paid losses and LAE	6.5	8.8	6.7

Net unpaid losses and LAE, end of year	$23.9	$29.8	$34.5

          Net losses and LAE incurred for asbestos claims increased $40.0 million, $41.0 million and $63.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
          Net losses and LAE incurred for environmental claims increased $0.6 million, $4.1 million and $14.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
          Our survival ratio for asbestos and environmental-related liabilities as of December 31, 2009 is seven years. Our underlying survival ratio for asbestos-related liabilities is eight years and for environmental-related liabilities is three years. The asbestos and environmental related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, on December 31, 2009, divided by the average paid asbestos and environmental claims for the last three years of $37.8 million, which is net of reinsurance. Our survival ratios may fluctuate over time due to the variability of large payments and adjustments to liabilities.
Investments
          As of December 31, 2009, we held cash and investments totaling $8.7 billion, with a net unrealized gain of $828.2 million, before taxes. Our overall strategy is to maximize the total return of the investment portfolio, while prudently preserving invested capital and providing sufficient liquidity for the payment of claims, other policy obligations and general expenses.
          Our investment guidelines stress prudent investment of capital with an eye on quality while seeking to maximize returns by focusing on market liquidity, diversification of risk and a long-term, value-oriented strategy. We seek to invest in securities that we believe are selling below their intrinsic value, in order to protect capital from loss and generate above-average total returns.
          No attempt is made to forecast the economy, the future level of interest rates or the stock market. Equity investments are selected under the belief that the purchase prices are less than the intrinsic values. As a result, downside protection is provided by the margin of safety resulting from the difference between the purchase price and the intrinsic value. Fixed income securities are selected on the basis of yield spreads over Treasury bonds, subject to stringent credit analysis. Securities meeting these criteria may not be readily available, in which case Treasury bonds are emphasized. Notwithstanding the foregoing, our investments are subject to market risks and fluctuations, as well as to risks inherent in particular securities.
          As part of our review and monitoring process, we regularly test the impact of a simultaneous substantial reduction in common stock, preferred stock and bond prices on our capital to ensure that capital adequacy will be maintained at all times.

          The investment portfolio is structured to provide a sufficient level of liquidity. The following table shows the aggregate amounts of investments in fixed income securities, equity securities, cash and cash equivalents, short-term investments and other invested assets comprising our portfolio of invested assets.

	At December 31,
	2009		2008
	$	%	$	%
		(In millions)
Fixed income securities, available for sale, at fair value	$4,374.0	50.1%	$3,594.3	45.6%
Fixed income securities, held as trading securities, at fair value	532.7	6.1	338.2	4.3
Redeemable preferred stock, at fair value	0.1	—	0.1	—
Convertible preferred stock, held as trading securities, at fair value	82.5	0.9	—	—
Equity securities, at fair value	2,071.0	23.7	1,555.1	19.7
Equity securities, at equity	158.5	1.8	141.5	1.8
Cash, cash equivalents and short-term investments	1,305.0	15.0	1,958.1	24.8
Other invested assets	146.7	1.7	222.8	2.8
Cash and cash equivalents held as collateral	56.7	0.7	82.4	1.0

Total cash and invested assets	$8,727.2	100.0%	$7,892.5	100.0%

          As of December 31, 2009, 61.9% of our fixed income securities were rated “AAA,” as measured by Standard & Poor’s, and had an average yield to maturity, based on fair values, of 5.3% before investment expenses. As of December 31, 2009 the duration of our fixed income securities was 10.8 years. Including short-term investments, cash and cash equivalents, the duration was 8.5 years.
          Market Sensitive Instruments. Our investment portfolio includes investments that are subject to changes in market values, such as changes in interest rates. The aggregate hypothetical unrealized loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 or 200 basis points would result in a decrease in fair value of $406.6 million and $808.3 million, respectively, on a fixed income portfolio valued at $4.9 billion as of December 31, 2009. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
          The following table summarizes the fair value of our investments (other than common stocks at equity and other invested assets) at the dates indicated (in millions):

	At December 31,
Type of Investment	2009	2008
United States government, government agencies and authorities	$141.0	$353.7
States, municipalities and political subdivisions	3,087.6	2,278.5
Foreign governments	796.6	840.2
All other corporate	348.8	121.9

Total fixed income securities, available for sale	4,374.0	3,594.3
Fixed income securities, held for trading	532.7	338.2
Redeemable preferred stock, at fair value	0.1	0.1
Convertible preferred stock, held as trading securities	82.5	—
Common stocks, at fair value	2,071.0	1,555.1
Short-term investments, at fair value	125.1	1,202.4
Short-term investments, held as trading securities	238.4	—
Cash and cash equivalents	941.4	755.7
Cash and cash equivalents held as collateral	56.7	82.4

Total	$8,421.9	$7,528.2

          The following table summarizes the fair value by contractual maturities of our fixed income securities at the dates indicated (in millions):

	At December 31,
	2009		2008
	Available	Held for	Available	Held for
	for Sale	Trading	for Sale	Trading
Due in less than one year	$24.0	$99.2	$218.3	$—
Due after one through five years	501.2	204.9	369.3	164.1
Due after five through ten years	279.6	52.6	465.4	23.0
Due after ten years	3,569.2	176.0	2,541.3	151.1

Total	$4,374.0	$532.7	$3,594.3	$338.2

          The contractual maturities reflected above may differ from the actual maturities due to the existence of call or put features. As of December 31, 2009 and 2008, approximately 53.0% and 55.8% respectively, of the fixed income securities shown above had a call feature which, at the issuer’s option, allowed the issuer to repurchase the securities on one or more dates prior to their maturity. For the years ended December 31, 2009 and 2008, 3.2% and 3.5%, respectively, of the fixed income securities shown above, had put features which, if exercised at our option, would require the issuer to repurchase the investments on one or more dates prior to their maturity. For the investments shown above, if the call feature or put feature is exercised, the actual maturities will be shorter than the contractual maturities shown above. In the case of securities that are subject to early call by the issuer, the actual maturities will be the same as the contractual maturities shown above if the issuer does not exercise its call feature. In the case of securities containing put features, the actual maturities will be the same as the contractual maturities shown above if we elect not to exercise our put option, but to hold the securities to their final maturity dates.
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
          Under a credit default swap, as the buyer, we agree to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of December 31, 2009, all credit default swap contracts held by us have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.
          We obtain market derived fair values for our credit default swaps from third party providers, principally broker-dealers. To validate broker-dealer credit default swap fair value quotations, two reasonability tests are performed. First, we obtain credit default swap bid-spreads from independent broker-dealers (non counterparty broker-dealers). These spreads are entered as inputs into a discounted cash flow model, which calculates a fair value that is compared for reasonability to the counterparty broker-dealer provided fair values. The discounted cash flow model uses the independently obtained credit default swap bid-spreads to calculate the present value of the remaining protection payments using the appropriate currency-denominated swap curve, with consideration given to various other parameters including single name bid-spread in basis points and the remaining term to maturity of the credit default swap contract. Secondly, a comparison is performed against recently transacted credit default swap values as provided by independent broker-dealers, and to prices reflected in recent trades of identical financial instruments where available.

          The initial premium paid for each credit default swap contract was recorded as a derivative asset and was subsequently adjusted for changes in the unrealized fair value of the contract at each balance sheet date. As these contracts do not qualify for hedge accounting, changes in the unrealized fair value of the contract were recorded as net realized investment gains (losses) on investments in our consolidated statements of operations and comprehensive income. Sales of credit default swap contracts require us to reverse through net gains (losses) on investments any previously recorded unrealized fair value changes since the inception of the contract, and to record the actual amount of the final cash settlement. Derivative assets were reported gross, on a contract-by-contract basis, and are recorded at fair value in other invested assets in the consolidated balance sheet. The sale, expiration or early settlement of a credit default swap will not result in a cash payment owed by us; rather, such an event can only result in a cash payment by a third party purchaser of the contract, or the counterparty, to us. Accordingly, there is no opportunity for netting of amounts owed in settlement. Cash receipts at the date of sale of the credit default swaps were recorded as cash flows from investing activities arising from net sales of assets and liabilities classified as held for trading.
          The total cost of the credit default swaps was $20.6 million and $30.8 million as of December 31, 2009 and 2008, respectively, and the fair value was $10.0 million and $82.8 million, as of December 31, 2009 and 2008, respectively. The notional amount of the credit default swaps was $1.3 billion and $1.8 billion as of December 31, 2009 and 2008, respectively. The credit default swaps had net realized investment losses of $28.7 million and net realized investment gains of $350.7 million for the years ended December 31, 2009, and 2008, respectively. The fair values of credit default swaps may be subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As we fund all of our obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for us to provide collateral.
          Quality of Debt Securities in Portfolio. The following table summarizes the composition of the fair value of our fixed income securities portfolio at the dates indicated by rating as assigned by Standard & Poor’s Ratings Services (“Standard & Poor’s”) or Moody’s Investors Service (“Moody’s”), using the higher of these ratings for any security where there is a split rating.

	At December 31,
Rating	2009	2008
AAA/Aaa	61.9%	81.9%
AA/Aa2	8.0	7.7
A/A2	14.4	2.0
BBB/Baa2	5.2	—
BB/Ba2	2.9	0.4
B/B2	1.8	2.6
CCC/Caa or lower or not rated	5.8	5.4

Total	100.0%	100.0%

          As of December 31, 2009, 10.5% of our fixed income securities were rated BB/Ba2 or lower, compared to 8.4% as of December 31, 2008.
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
          The reinsurance broker market consists of several significant national and international brokers and a number of smaller specialized brokers. Brokers do not have the authority to bind us with respect to reinsurance agreements, nor do we commit in advance to accept any portion of the business that brokers submit. Brokerage fees generally are paid by reinsurers and are included as an underwriting expense in the consolidated financial statements. Our five largest reinsurance brokers accounted for an aggregate of 68.6% of our reinsurance gross premiums written in 2009.
          Direct distribution is an important channel for us in the markets served by the Latin America unit of the Americas division and by the EuroAsia division. Direct placement of reinsurance enables us to access clients who prefer to place their reinsurance directly with their reinsurers based upon the reinsurer’s in-depth understanding of the ceding company’s needs.
          Our primary insurance business generated through the U.S. Insurance division is written principally through national and regional agencies and brokers, as well as through general agency relationships. Newline’s primary market business is written through agency and direct distribution channels.

          The following table shows our gross premiums written, with distribution sources for our reinsurance business, for the year ended December 31, 2009 (in millions):

	For the Year Ended
	December 31, 2009
	$	%
Aon Benfield	$438.5	20.0%
Guy Carpenter & Company	309.8	14.1
Willis Re Group Holdings, Ltd.	175.3	8.0
Towers Perrin Reinsurance	26.7	1.2
Protection Reinsurance Intermediaries AG	20.6	0.9
Other brokers	226.3	10.3

Total brokers	1,197.2	54.5
Direct	217.3	9.9

Total reinsurance	1,414.5	64.4
U.S. Insurance	547.0	24.9
Newline	233.5	10.7

Total	$2,195.0	100.0%

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
Employees
          As of December 31, 2009, we had 721 employees. We believe our relationship with our employees is satisfactory.
Regulatory Matters
          We are subject to regulation under the insurance statutes, including insurance holding company statutes, of various jurisdictions, including Connecticut, the domiciliary state of Odyssey America; Delaware, the domiciliary state of Clearwater, Hudson and Clearwater Select; New York, the domiciliary state of Hudson Specialty; California, where Hudson is deemed to be “commercially domiciled”; and the United Kingdom, the domiciliary jurisdiction of Newline. Newline Syndicate (1218) is also subject to regulation by the Society and

Council of Lloyd’s. In addition, we are subject to regulation by the insurance regulators of other states and foreign jurisdictions in which we or our operating subsidiaries do business.
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
     Insurance Holding Company Regulation
          State insurance holding company statutes provide a regulatory apparatus which is designed to protect the financial condition of domestic insurers operating within a holding company system. All holding company statutes require disclosure and, in some instances, prior approval, of significant transactions between the domestic insurer and an affiliate. Such transactions typically include service arrangements, sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, and investments between an insurance company and its affiliates, in some cases involving certain aggregate percentages of a company’s admitted assets or policyholders’ surplus, or dividends that exceed certain percentages. State regulators also require prior notice or regulatory approval of any acquisition of control of an insurer or its holding company.
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
          The United Kingdom Financial Services Authority also requires an insurance company or reinsurance company that carries on business through a permanent establishment in the United Kingdom, but which is incorporated outside the United Kingdom, to notify it of any person becoming or ceasing to be a controller or of a controller becoming or ceasing to be a parent undertaking. Any company or individual that holds 10% or more of the shares in the insurance company or reinsurance company or its parent undertaking, or is able to exercise significant influence over the management of the insurance company or reinsurance company or its parent undertaking through such shareholding, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the insurance company or reinsurance company or of its parent undertaking, or is able to exercise significant influence over the management of the insurance company or reinsurance company or its parent undertaking as a result of its voting power is a “controller.” As the 100% owner of our common shares, Fairfax and certain of its subsidiaries, and Odyssey Re Holdings Corp. itself, are each deemed to be a “controller” of Odyssey America, which is authorized to carry on reinsurance business in the United Kingdom through the London branch. Other than our subsidiaries in the London Market division, none of our other insurance or reinsurance subsidiaries is authorized to carry on business in the United Kingdom.
          Under the bylaws made by Lloyd’s pursuant to the Lloyd’s Act of 1982, the prior written approval of the Franchise Board established by the Council of Lloyd’s is required of anyone proposing to become a “controller” of any Lloyd’s Managing Agent. Any company or individual that holds 10% or more of the shares in the managing agent company or its parent undertaking, or is able to exercise significant influence over the management of the managing agent or its parent undertaking through such shareholding, or is entitled to exercise or control the exercise of 10% or more of the voting power at any general meeting of the Lloyd’s Managing Agent or its parent undertaking, or exercise significant influence over its management or that of its parent undertaking as a result of voting power is a “controller.” As the 100% owner of our common shares, Fairfax and certain of its subsidiaries, and Odyssey Re Holdings Corp. itself, are each deemed to be a “controller” of the United Kingdom Lloyd’s Managing Agent subsidiary, Newline Underwriting Management Limited.
     Dividends
          Because our operations are conducted at the subsidiary level, we are dependent upon dividends from our subsidiaries to meet our debt and other obligations. The payment of dividends to us by our operating subsidiaries is subject to limitations imposed by law in Connecticut, Delaware, New York, California and the United Kingdom.
          Under the Connecticut and Delaware Insurance Codes, before a Connecticut or Delaware domiciled insurer, as the case may be, may pay any dividend it must have given notice within five days following the declaration thereof and 10 days prior to the payment thereof to the Connecticut or Delaware Insurance Commissioners, as the case may be. During this 10-day period, the Connecticut or Delaware Insurance Commissioner, as the case may be, may, by order, limit or disallow the payment of ordinary dividends if he or she finds the insurer to be presently or potentially in financial distress. Under Connecticut and Delaware Insurance Regulations, the Insurance Commissioner may issue an order suspending or limiting the declaration or payment of dividends by an insurer if he or she determines that the continued operation of the insurer may be hazardous to its policyholders. A Connecticut domiciled insurer may only pay dividends out of “earned surplus,” defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in such insurer’s annual statutory financial statement. A Delaware domiciled insurer may only pay cash dividends from the portion of its available and accumulated surplus funds derived from realized net operating profits and realized investment gains. Additionally, a Connecticut or Delaware domiciled insurer may not pay any “extraordinary” dividend or distribution until (i) 30 days after the insurance commissioner has received notice of a declaration of the dividend or distribution and has not within that period disapproved the payment or (ii) the insurance commissioner has approved the payment within the 30-day period. Under the Connecticut insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend for which the amount, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of the insurer’s surplus with respect to policyholders as of the end of the prior calendar year or (ii) the insurer’s net income for the prior calendar year (not including pro rata distributions of any class of the insurer’s own securities). The Connecticut Insurance Department has stated that the preceding 12-month period ends the month prior to the month in which the insurer seeks to pay the dividend. Under the Delaware and California insurance laws, an “extraordinary” dividend of a property and casualty insurer is a dividend for which the amount, together with all other dividends and distributions made in the preceding 12 months, exceeds the greater of (i) 10% of an insurer’s surplus with respect to policyholders, as of the end of the prior calendar year or (ii) the insurer’s statutory net income, not including realized investment gains, for the prior calendar year. Under these definitions, the maximum amount that will be available for the payment of dividends by Odyssey America during the year ending December 31, 2010 without requiring prior approval of regulatory authorities is $351.3 million.
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
          United Kingdom law prohibits any United Kingdom company, including the Newline companies, from declaring dividends to shareholders unless such company has “profits available for distribution,” which, in summary, are accumulated realized profits less accumulated realized losses. The determination of whether a company has profits available for distribution must be made by reference to accounts that comply with the requirements of the Companies Act 1985 or, subsequent to April 6, 2008, the Companies Act 2006. While there are no statutory restrictions imposed by the United Kingdom insurance regulatory laws upon an insurer’s ability to declare dividends, insurance regulators in the United Kingdom strictly control the maintenance of each insurance company’s solvency margin within their jurisdiction and may restrict an insurer from declaring a dividend beyond a level that the regulators determine would adversely affect an insurer’s solvency requirements. It is common practice in the United Kingdom to notify regulators in advance of any significant dividend payment.
     Credit for Reinsurance and Licensing
          A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances: (i) if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed; (ii) if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed; (iii) in some instances, if the reinsurer (a) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (b) meets certain financial requirements; or (iv) if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer. Therefore, as a result of the requirements relating to the provision of credit for reinsurance, we are indirectly subject to certain regulatory requirements imposed by jurisdictions in which ceding companies are licensed.
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
     Risk-Based Capital Requirements
          The National Association of Insurance Commissioners (“NAIC”), an organization of insurance regulators from all 50 states of the U.S., the District of Columbia, and the five U.S. territories, is a forum for the development of uniform insurance policy in the U.S. when uniformity is deemed appropriate. In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. Connecticut, Delaware and New York have each adopted risk-based capital legislation for property and casualty insurance and reinsurance companies that is substantially the same as the NAIC risk-based capital requirement. These risk-based capital requirements are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) declines in asset values arising from investment risks. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of company or regulatory action, ranging in severity from requiring the insurer to submit a plan for corrective action to actually placing the insurer under regulatory control, depending on the level of capital inadequacy. The surplus levels (as calculated for statutory annual statement purposes) of each of our operating insurance companies are above the risk-based capital thresholds that would require either company or regulatory action.
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
          Under TRIA, the federal government will reimburse insurers for 85% of covered losses above a defined insurer deductible. The deductible for each participating insurer is based on a percentage of the combined direct earned premiums in the preceding calendar year of the insurer, defined to include its subsidiaries and affiliates. In 2010, the deductible is equal to 20% of the insurer’s combined direct earned premiums for 2009. Further, the 2005 amendments to TRIA established a per event trigger for federal participation in aggregate insured losses of $100 million for losses occurring in 2007 and subsequent years. Under certain circumstances, the federal government may require insurers to levy premium surcharges on policyholders to recoup for the federal government its reimbursements paid.
          While the provisions of TRIA and the purchase of certain terrorism reinsurance coverage mitigate the net loss exposure in our insurance operations in the event of a large-scale terrorist attack, our effective deductible is significant. Further, our exposure to losses from terrorist acts is not limited to TRIA events since some state insurance regulators do not permit terrorism exclusions for various coverages or causes of loss.
          Primary insurance companies providing commercial property and casualty insurance in the U.S., such as Hudson and Hudson Specialty, are required to participate in the TRIA program. Because TRIA generally does not purport to govern the obligations of reinsurers, Odyssey America does not anticipate any reimbursements of terrorism losses, whether incurred in the United States or elsewhere, from that U.S. Federal program. Accordingly, we continue to carefully monitor our concentrations of terrorism exposure around the world.
Our Website
          Our internet address is www.odysseyre.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act, are accessible free of charge through our website as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. Our Code of Business Conduct, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and the charters for our Audit and Compensation Committees are also available on our website. In addition, you may obtain, free of charge, copies of any of the above reports or documents upon request to the Secretary of OdysseyRe.

          Our annual, quarterly and current reports are accessible to view or copy at the SEC’s Public Reference room at 100 F Street, NE, Washington, DC 20549, by calling 1-800-SEC-0330, or on the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
          Factors that could cause our actual results to differ materially from those described in the forward-looking statements contained in this Annual Report on Form 10-K and other documents we file with the SEC include the risks described below. You should also refer to the other information in this Annual Report on Form 10-K, including the consolidated financial statements and accompanying notes thereto.
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
          As of December 31, 2009, we had net unpaid losses and loss adjustment expenses of $4,666.3 million. We incurred decreases in losses and loss adjustment expenses related to prior years of $11.3 million and $10.1 million for the years ended December 31, 2009 and 2008, respectively. We incurred increases in losses and loss adjustment expenses related to prior years of $40.5 million, $139.9 million and $172.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
          We incurred net losses and loss adjustment expenses related to current year catastrophes of $131.1 million, $264.7 million, $105.9 million, $34.9 million and $537.9 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
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
          Investment returns are an important part of our overall profitability, and our operating results depend in part on the performance of our investment portfolio. Accordingly, fluctuations in the fixed income or equity markets could impair our profitability, financial condition or cash flows. We derive our investment income from interest and dividends, together with realized investment gains or losses primarily arising from the sale of investments and the mark-to-market adjustments to our derivative and trading securities. The portion derived from realized investment gains generally fluctuates from year to year. For the years ended December 31, 2009, 2008 and 2007, net realized investment gains accounted for 36.9%, 73.1% and 62.1%, respectively, of our total investment income (including realized investment gains and losses). Realized investment gains are typically a less predictable source of income than interest and dividends, particularly in the short term. From time to time, we invest in derivative securities, which may be subject to significant mark-to-market accounting adjustments from period to period. These securities may subject our statement of operations and balance sheet to significant volatility. In recent years, significant percentages of our net realized gains from investments have been from credit default swaps and total return swaps, which we entered into as an economic hedge against systemic and financial credit risk and a broad market downturn. We significantly reduced our credit default swap portfolio in 2008, and we closed out our entire total return swap portfolio during the fourth quarter of 2008, in each case recognizing significant realized gains. A significant percentage of the proceeds from the sales of these derivative positions has been reinvested in state and municipal tax preferenced bonds, common stocks, and other securities of various U.S. and foreign entities. In late September 2009, we re-initiated U.S. equity index total return swap contracts, which as of December 31, 2009 have a notional value of $818.4 million, to protect against potential future broad market downturns. As a result of these changes, and notwithstanding the re-initiation of a U.S. equity total return swap position in September 2009, our investment portfolio is exposed, to a significantly larger degree than in periods prior to 2008, to declines in the world financial markets, particularly the equity markets, and to increased volatility.
          The return on our portfolio and the risks associated with our investments are also affected by our asset mix, which can change materially depending on market conditions. Investments in cash or short-term investments generally produce a lower return than other investments. As of December 31, 2009, 15.0%, or $1.3 billion, of our invested assets was held in cash, cash equivalents and short-term investments, pending our identifying suitable opportunities for reinvestment in line with our long-term value-oriented investment philosophy.
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

          If our current or potential customers were to raise their minimum required financial strength or claims paying ratings above the ratings held by us or our insurance and reinsurance subsidiaries, or if they were to materially increase their collateral requirements, the demand for our products could be reduced, our premiums could decline, and our profitability could be adversely affected.
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
Fairfax, which controls our corporate actions, may have interests that are different from the interests of holders of our preferred shares and debt securities.
          As of December 31, 2009, Fairfax beneficially owned, itself and through wholly-owned subsidiaries, 100.0% of our outstanding common shares. Consequently, Fairfax can determine the outcome of our corporate actions requiring board approval, such as:
•	appointing officers and electing members of our Board of Directors;

•	adopting amendments to our charter documents; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.
          In addition, Fairfax has provided us, and continues to provide us, with certain services for which it receives customary compensation. Through various subsidiaries, Fairfax engages in the business of underwriting insurance as well as other financial services; from time to time, we may engage in transactions with those other businesses in the ordinary course of business under market terms and conditions. All of our directors other than Andrew Barnard are directors or officers of Fairfax or certain of its subsidiaries. Conflicts of interest could arise between us and Fairfax or one of its other subsidiaries, and any conflict of interest may be resolved in a manner that does not favor us.
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
          We are a holding company, and our principal source of funds is cash dividends and other permitted payments from our operating subsidiaries, principally Odyssey America. If we are unable to receive dividends from our operating subsidiaries, or if they are able to pay only limited amounts, we may be unable to pay dividends on our preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. See “Regulatory Matters — Regulation of Reinsurers and Insurers — Dividends.”
Our business could be adversely affected by the loss of one or more key employees.
          We are substantially dependent on a small number of key employees, in particular Andrew Barnard, Brian Young, Michael Wacek and R. Scott Donovan. We believe that the experience and reputations in the reinsurance industry of Messrs. Barnard, Young, Wacek and Donovan are important factors in our ability to attract new business. We have entered into employment agreements with Messrs. Barnard, Young, Wacek and Donovan. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of Messrs. Barnard, Young, Wacek or Donovan, or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. We do not currently maintain key employee insurance with respect to any of our employees.
Our business is primarily dependent upon a limited number of unaffiliated reinsurance brokers and the loss of business provided by them could adversely affect our business.
          We market our reinsurance products worldwide primarily through reinsurance brokers, as well as directly to our customers. Five reinsurance brokerage firms accounted for 68.6% of our reinsurance gross premiums written for the year ended December 31, 2009. Loss of all or a substantial portion of the business provided by these brokers could have a material adverse effect on us.
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
          Hudson, which is licensed to write insurance in 50 states, the District of Columbia and certain U.S. territories on an admitted basis, is subject to extensive regulation under state statutes that delegate regulatory, supervisory and administrative powers to state insurance commissioners. Such regulation generally is designed to protect policyholders rather than investors, and relates to such matters as: rate setting; limitations on dividends and transactions with affiliates; solvency standards which must be met and maintained; the licensing of insurers and their agents; the examination of the affairs of insurance companies, which includes periodic market conduct examinations by the regulatory authorities; annual and other reports, prepared on a statutory accounting basis; establishment and maintenance of reserves for unearned premiums and losses; and requirements regarding numerous other matters. We could be required to allocate considerable time and resources to comply with these requirements, and could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulation. We plan to grow Hudson Insurance Group’s business and, accordingly, expect our regulatory burden, particularly with respect to Hudson, to increase.
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
          We are also subject to the risk that our successful program managers will not renew their programs with us. Our contracts are generally for defined terms of as little as one year, and either party can cancel the contract in a relatively short period of time. We cannot be assured that we will retain the programs that produce profitable business or that our insureds will renew with us. Failure to retain or replace these producers may impair our ability to execute our growth strategy, and our financial results could be adversely affected.
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
          Such changes could cause us to make unplanned modifications of products or services, or may result in delays, cancellations or non-renewals of sales of products and services by insurers or reinsurers. Insurance industry participants may respond to changes by reducing their investments or postponing investment decisions, including investments in our products and services. We cannot predict the future impact of changing law or regulation on our operations; any changes could have a material adverse effect on us or the insurance industry in general.
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
Item 1B. Unresolved Staff Comments
          None.
Item 2. Properties
          Our corporate offices are located in 101,420 total square feet of leased space in Stamford, Connecticut. Our other locations occupy a total of 137,408 square feet, all of which are leased. The Americas division principally operates out of offices in New York, Stamford, Mexico City, Miami, and Toronto; the EuroAsia division operates out of offices in Paris, Singapore, Stockholm and Tokyo; the London Market division operates out of offices in London; and the U.S. Insurance division operates principally out of offices in New York, Chicago, Napa, California and Overland Park, Kansas.
          We lease our corporate offices in Stamford, Connecticut, under a lease expiring in October 2022. Upon signing the lease in September 2004, we received a construction allowance of $3.1 million. We have three renewal options on the current premises that could extend the lease through September 2032, if all renewal options are exercised.
Item 3. Legal Proceedings
          On February 8, 2007, we were added as a co-defendant in an amended and consolidated complaint in an existing action against our then-majority (now 100%) shareholder, Fairfax, and certain of Fairfax’s officers and directors, who include certain of our current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. These claims are at a preliminary stage. Pursuant to the scheduling stipulations, the various defendants filed their respective motions to dismiss the amended and consolidated complaint, the lead plaintiffs filed their opposition thereto, and the defendants filed their replies to those oppositions; the motions to dismiss were argued before the Court in December 2007. The Court has not yet issued a ruling on these motions. In November 2009, the Court granted a motion by the lead plaintiffs to withdraw as lead plaintiffs, and allowed other prospective lead plaintiffs 60 days to file motions seeking appointment as replacement lead plaintiff. Two entities filed such motions and subsequently asked the Court to appoint them as co-lead plaintiffs. These motions remain pending. We intend to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.
          In July 2006, Fairfax, our then-majority (now 100%) shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares, and the complaint was subsequently amended to add additional allegations and two defendants. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third-party complaint against, among others, OdysseyRe and certain of our directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim and third-party complaint that again named OdysseyRe and certain directors as defendants. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against these claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.

          On September 7, 2005, we announced that we had been advised by Fairfax, our then-majority (now 100%) shareholder, that Fairfax had received a subpoena from the SEC requesting documents regarding any nontraditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. On June 25, 2009, we announced that Fairfax had been informed by the New York Regional Office of the SEC that its investigation as to Fairfax had been completed, and that it did not intend to recommend any enforcement action by the SEC.
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
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2009.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Common Shares
          The principal United States market on which our common shares were traded is the NYSE. Following the completion of the Offer by Fairfax and the effective time of the Merger, trading of the common shares of OdysseyRe was suspended on the NYSE on October 29, 2009, and we subsequently withdrew the common shares from listing on the NYSE and terminated registration of the shares under the Securities Exchange Act of 1934.
          Quarterly high and low sales prices per share of our common shares, as reported by the NYSE composite for each quarter in the years ended December 31, 2009 and 2008, are as follows:

Quarter Ended	High	Low
December 31, 2009*	$65.50	$64.71
September 30, 2009	64.85	39.03
June 30, 2009	42.78	37.09
March 31, 2009	54.56	35.75

December 31, 2008	$52.20	$31.55
September 30, 2008	47.99	35.32
June 30, 2008	38.07	35.10
March 31, 2008	39.52	34.77

*	The common shares of OdysseyRe were suspended from trading on the NYSE on October 29, 2009 and were subsequently de-listed.
          Fairfax owns 100.0% of our outstanding common shares through its subsidiaries: TIG Insurance Group (44.2%), TIG Insurance Company (8.3%), ORH Holdings Inc. (10.9%), Fairfax Inc. (27.9%) and United States Fire Insurance Company (8.7%).
Dividends
          In each of the first three quarters of 2009, we paid a dividend of $0.075 per common share, resulting in an aggregate annual dividend of $0.225 per common share, totaling $13.4 million. The dividends were paid on March 31, 2009, June 30, 2009 and September 30, 2009. No common stock dividend was declared or paid during the fourth quarter of 2009. On March 28, 2008 and June 27, 2008, we paid dividends of $0.0625 per common share, and on September 26, 2008 and December 30, 2008 we paid dividends of $0.075 per common share.

These common share dividends resulted in an aggregate annual dividend of $0.275 per common share in 2008, totaling $17.4 million. Our common shares are no longer publicly traded (see Item 1 “Business — the Company”).
Issuer Purchases of Equity Securities
          Our Company’s Board of Directors authorized a share repurchase program whereby we were authorized to repurchase shares of our common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program were retired. From inception of the program through October 21, 2009, we purchased and retired 13,906,845 shares of our common stock at a total cost of $518.4 million.
          During the year ended December 31, 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the purchase of the Series B preferred shares, we recorded a gain of $8.0 million during the year ended December 31, 2009, which was recorded in retained earnings and included in net income available to common shareholders. During the year ended December 31, 2008, Odyssey America purchased 128,000 shares of our Series B preferred stock, with a liquidation preference of $3.1 million, for $1.7 million. As a result of the purchase of the Series B preferred shares, we recorded a gain of $1.4 million during the year ended December 31, 2008, which was recorded in retained earnings and included in net income available to common shareholders.
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

          We encourage you to read the consolidated financial statements included in this Annual Report on Form 10-K because they contain our complete consolidated financial statements for the years ended December 31, 2009, 2008 and 2007. The results of operations for the year ended December 31, 2009 are not necessarily indicative of future results.

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except share and per share data)
GAAP Consolidated Statements of Operations Data:
Gross premiums written	$2,195,035	$2,294,542	$2,282,682	$2,335,742	$2,626,920
Net premiums written	1,893,813	2,030,821	2,089,443	2,160,935	2,301,669
Net premiums earned	$1,927,412	$2,076,364	$2,120,537	$2,225,826	$2,276,820
Net investment income	317,894	255,199	329,422	487,119	220,092

Net realized investment gains	185,951	692,259	539,136	189,129	59,866

Total revenues	2,431,257	3,023,822	2,989,095	2,902,074	2,556,778

Losses and loss adjustment expenses	1,301,996	1,508,725	1,408,364	1,484,197	2,061,611
Acquisition costs	375,259	418,005	437,257	464,148	470,152
Other underwriting expenses	185,688	175,013	178,555	153,476	146,030
Other expense, net	44,416	60,419	14,006	21,120	27,014
Interest expense	31,040	34,180	37,665	37,515	29,991
Loss on early extinguishment of debt	—	—	—	2,403	3,822

Total expenses	1,938,399	2,196,342	2,075,847	2,162,859	2,738,620

Income (loss) before income taxes	492,858	827,480	913,248	739,215	(181,842)
Federal and foreign income tax provision (benefit)	120,544	278,472	317,673	231,309	(66,120)

Net income (loss)	372,314	549,008	595,575	507,906	(115,722)
Preferred dividends	(5,233)	(7,380)	(8,345)	(8,257)	(1,944)
Gain on purchase of Series B preferred shares	7,997	1,456	—	—	—

Net income (loss) available to common shareholders	$375,078	$543,084	$587,230	$499,649	$(117,666)

BASIC
Weighted average common shares outstanding	N/A	63,384,032	70,443,600	68,975,743	65,058,327

Basic earnings (loss) per common share	N/A	$8.46	$8.26	$7.17	$(1.79)

DILUTED
Weighted average common shares outstanding	N/A	63,870,337	71,387,255	72,299,050	65,058,327

Diluted earnings (loss) per common share(1)(2)(3)	N/A	$8.43	$8.19	$6.89	$(1.79)

Dividends per common share	$0.225	$0.275	$0.250	$0.125	$0.125

GAAP Underwriting Ratios:
Losses and loss adjustment expense ratio	67.6%	72.7%	66.4%	66.7%	90.5%
Underwriting expense ratio	29.1	28.5	29.1	27.7	27.1

Combined ratio	96.7%	101.2%	95.5%	94.4%	117.6%

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
GAAP Consolidated Balance Sheet Data:
Total investments and cash	$8,727,153	$7,892,538	$7,779,444	$7,066,088	$5,970,319
Total assets	10,785,440	9,726,509	9,501,001	8,953,712	8,646,612
Unpaid losses and loss adjustment expenses	5,507,766	5,250,484	5,119,085	5,142,159	5,117,708
Debt obligations	489,402	489,278	489,154	512,504	469,155
Total shareholders’ equity	3,555,234	2,827,735	2,654,700	2,083,579	1,639,455

(1)	The Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires that the dilutive effect of contingently convertible debt securities, with a market price threshold, should be included in diluted earnings per share. The terms of our formerly outstanding convertible senior debentures, which were issued in June 2002, (see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K) meet the criteria defined in this accounting standard, and accordingly, the effect of conversion of our convertible senior debentures to common shares has been assumed when calculating our diluted earnings per share for the years ended December 31, 2005 through 2007. The convertible senior debentures were converted into common shares in 2007, and none of the debentures remain issued and outstanding. See Notes 2(l) and 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Inclusion of restricted common shares, stock options and the effect of the conversion of our convertible senior debentures to common shares would have an anti-dilutive effect on the 2005 diluted loss per common share (i.e., the diluted loss per common share would be less than the basic loss per common share). Accordingly, such common shares were excluded from the calculations of the 2005 diluted loss per common share.

(3)	Prior to our 100% ownership by Fairfax (see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K), we calculated earnings per share using the two-class method. We treated unvested share-based payment awards that had non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in the calculation. Under our former restricted share plan, the grantees had non-forfeitable rights to dividends before the vesting date and, accordingly, the restricted shares were considered participating securities. As noted above, in the fourth quarter of 2009 Fairfax attained 100% ownership of OdysseyRe; accordingly we have not presented earnings per common share for the year ended December 31, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          Odyssey Re Holdings Corp. (together with its subsidiaries, “OdysseyRe”) is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited, Newline Underwriting Management Ltd., which manages Newline Syndicate (1218), a member of Lloyd’s of London, and Newline Insurance Company Limited (“NICL”) (collectively “Newline”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”); and Napa River Insurance Services, Inc. As of December 31, 2009, 100% of the common stock of OdysseyRe is owned by Fairfax Financial Holdings Limited (“Fairfax”) and its subsidiaries (see Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K).
          OdysseyRe is a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through Newline.
          Our gross premiums written for the year ended December 31, 2009 were $2,195.0 million, a decrease of $99.5 million, or 4.3%, compared to gross premiums written of $2,294.5 million for the year ended December 31, 2008. Our United States business accounted for 50.5% of our gross premiums written for the year ended December 31, 2009, compared to 48.8% for the year ended December 31, 2008. For the years ended December 31, 2009 and 2008, our net premiums written were $1,893.8 million and $2,030.8 million, respectively. For the years ended December 31, 2009 and 2008, we had net income available to common shareholders of $375.1 million and $543.1 million, respectively. As of December 31, 2009, we had total assets of $10.8 billion and total shareholders’ equity of $3.6 billion.
          The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio, computed when using amounts reported in financial statements prepared under United States generally accepted accounting principles (“GAAP”), is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.7% for the year ended December 31, 2009, compared to 101.2% for the year ended December 31, 2008.
          We are exposed to losses arising from a variety of catastrophic events, such as hurricanes, windstorms and floods. The loss estimates for these events represent our best estimates based on the most recent information available. We use various approaches in estimating our losses, including a detailed review of exposed contracts and information from ceding companies and claims adjusters. As additional information becomes available, including information from ceding companies and claims adjusters, actual losses may exceed our estimated losses, potentially resulting in adverse effects to our financial results. The extraordinary nature of these losses, including potential legal and regulatory implications, creates substantial uncertainty and complexity in estimating these losses. Considerable time may elapse before the adequacy of our estimates can be determined. For the years ended December 31, 2009, 2008 and 2007, current year catastrophe events were $131.1 million, $264.7 million and $105.9 million, respectively.
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
          The London Market division is comprised of our Lloyd’s of London business, in which we participate through our 100% ownership of Newline Syndicate (1218), our London branch office, and NICL, our London-based insurance company. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.
          The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical and other professional liability, non-standard personal and commercial automobile, specialty liability, property and package, and crop business.
Critical Accounting Estimates
          The consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with GAAP and include the accounts of Odyssey Re Holdings Corp. and its subsidiaries.
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
          We review our critical accounting estimates and assumptions on a quarterly basis. These reviews include the estimate of reinsurance premiums and premium related amounts, establishing deferred acquisition costs, an evaluation of the adequacy of reserves for unpaid losses and LAE, review of our reinsurance and retrocession agreements, an analysis of the recoverability of deferred income tax assets and an evaluation of our investment portfolio, including a review for other-than-temporary declines in estimated fair value. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.
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

          The following table displays, by division, the estimates included in our consolidated financial statements as of and for the years ended December 31, 2009, 2008 and 2007 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

				Change For the Year Ended
	As of December 31,			December 31,
Division	2009	2008	2007	2009	2008	2007
	Gross Premiums Written
Americas	$111.5	$162.4	$177.5	$(50.9)	$(15.1)	$(41.0)
EuroAsia	135.9	125.7	129.9	10.2	(4.2)	(2.2)
London Market	21.9	22.8	21.8	(0.9)	1.0	(16.7)

Total	$269.3	$310.9	$329.2	$(41.6)	$(18.3)	$(59.9)

	Acquisition Costs
Americas	$26.0	$42.5	$42.5	$(16.5)	$—	$(6.9)
EuroAsia	35.2	36.9	38.9	(1.7)	(2.0)	(1.7)
London Market	1.9	1.7	2.1	0.2	(0.4)	(0.9)

Total	$63.1	$81.1	$83.5	$(18.0)	$(2.4)	$(9.5)

	Premiums Receivable
Americas	$85.5	$119.9	$135.0	$(34.4)	$(15.1)	$(34.1)
EuroAsia	100.7	88.8	91.0	11.9	(2.2)	(0.5)
London Market	20.0	21.1	19.7	(1.1)	1.4	(15.8)

Total	$206.2	$229.8	$245.7	$(23.6)	$(15.9)	$(50.4)

	Unearned Premiums Reserves
Americas	$83.6	$115.5	$122.9	$(31.9)	$(7.4)	$(16.2)
EuroAsia	93.1	102.2	97.2	(9.1)	5.0	(3.6)
London Market	3.3	6.9	10.0	(3.6)	(3.1)	(3.1)

Total	$180.0	$224.6	$230.1	$(44.6)	$(5.5)	$(22.9)

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
          In any specific financial period, the original estimated premium for a specific contract may vary from actual premium reported through the life of the contract by up to 15% due to the reporting patterns of the ceding companies and, in some cases, movements in foreign exchange rates over the period. However, historically, the final reported premium compared to the original estimated premium has deviated by insignificant amounts.
          Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments that can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.2% of our gross premiums written in 2009. As a result, we believe the risks of material changes to these estimates over time are mitigated.
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
          We rely on initial and subsequent claim reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of unpaid losses and LAE. The type of information that we receive from ceding companies generally varies by the type of contract. Proportional, or quota share, reinsurance contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss, facultative and insurance contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant or claims adjuster and the cedant’s or claims adjuster’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants and insureds, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $14.5 million and $19.6 million as of December 31, 2009 and 2008, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.
          The reserve methodologies employed by us are dependent on the nature and quality of the data that we collect from ceding companies for reinsurance business and claims adjusters for insurance business. This data primarily consists of loss amounts reported by ceding companies and claims adjusters, loss payments made by ceding companies and claims adjusters and premiums, written and earned, reported by ceding companies or estimated by us. Underwriting and claim information provided by our ceding companies and claims adjusters is aggregated by the year in which each treaty or policy is written into groups of business by geographic region and type of business to facilitate analysis, generally referred to as “reserve cells.” These reserve cells are reviewed annually and change over time as our business mix changes. We supplement this information with claims and underwriting audits of specific contracts and internally developed pricing trends, as well as loss trend data developed from industry sources. This information is used to develop point estimates of carried reserves for each business segment. These individual point estimates, when aggregated, represent the total carried losses and LAE reserves carried in our consolidated financial statements. Due to the uncertainty involving estimates of ultimate loss exposures, we do not attempt to produce a range around our point estimate of loss. The actuarial techniques for projecting losses and LAE reserves by reserve cell rely on historical paid and case reserve loss emergence patterns and insurance and reinsurance pricing trends to establish the claims emergence of future periods with respect to all reported and unreported insured events that have occurred on or before the balance sheet date.
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
          We complete comprehensive loss reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. We completed this year’s annual review in the fourth quarter of 2009. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at December 31, 2009.
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
          The ultimate settlement values of losses and LAE related to business written in prior periods for the years ended December 31, 2009 and 2008 were, in each year, 0.2% below our estimates of reserves for losses and LAE as previously established at December 31, 2008 and 2007. For the year ended December 31, 2007, the ultimate settlement value of losses and LAE related to business written in prior periods exceeded our estimates of reserves for losses and LAE as previously established at December 31, 2006 by 0.9%. Any future impact to income from changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate losses and LAE are based upon the information we have available at any given point in time and upon our assumptions derived from that information. Every one percentage point difference in the ultimate settlement value of losses and LAE compared to our estimate of reserves for losses and LAE as of December 31, 2009 will impact pre-tax income by $46.7 million.
          If a change were to occur in the frequency and severity of claims underlying our December 31, 2009 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income
1.0% unfavorable change	$46.7
2.5% unfavorable change	116.7
5.0% unfavorable change	233.3
          Historically, our actual results have varied considerably in certain instances from our estimates of losses and LAE because historical loss emergence trends have not been indicative of future emergence for certain segments of our business. In this period, we experienced loss emergence, resulting from a combination of claim frequency and severity of losses, greater than expectations that were established based on a review of prior years’ loss emergence trends, particularly for business written in the late 1990s and early 2000s. General liability and excess workers’ compensation classes of business during these years were adversely impacted by the highly competitive conditions in the industry at that time. These competitive conditions resulted in price pressure and relatively broader coverage terms, thereby affecting the ability of standard actuarial techniques to generate reliable estimates of ultimate loss. Similarly, directors’ and officers’ professional liability lines were impacted by the increase in frequency and severity of claims resulting from an increase in shareholder lawsuits against corporations and their officers and directors, corporate bankruptcies and other financial and management improprieties in the late 1990s and early 2000s.
          The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for each of the three years in the period ended December 31, 2009 (in millions):

Division	2009	2008	2007
Americas	$70.1	$66.6	$143.1
EuroAsia	(22.8)	(2.4)	(6.9)
London Market	(23.3)	(40.0)	(57.0)
U.S. Insurance	(35.3)	(34.3)	(38.7)

Total loss and LAE development	$(11.3)	$(10.1)	$40.5

          The Americas division reported net increases in prior period loss estimates of $70.1 million, $66.6 million and $143.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in prior period loss estimates for the years ended December 31, 2009 and 2008 were principally attributable to loss emergence greater than expectations in the period on asbestos. The increase in prior period loss estimates for the year ended December 31, 2007 was principally due to loss emergence greater than expectations in the period on U.S. casualty business, including asbestos, and included $21.2 million related to settlement of litigation during the period.
          The EuroAsia division reported net decreases in prior period loss estimates of $22.8 million, $2.4 million and $6.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in prior period loss estimates for the year ended December 31, 2009 was principally attributable to loss emergence lower than expectations in the period on property business. The decrease in prior period loss estimates for the year ended December 31, 2008 was principally attributable to loss emergence lower than expectations in the period on credit business, partially offset by loss emergence greater than expectations in the period on miscellaneous property lines of business. The reduction in prior period loss estimates for the year ended December 31, 2007 was principally attributable to favorable loss emergence on credit and miscellaneous property lines of business, partially offset by increased loss estimates on motor and liability exposures in the period.
          The London Market division reported net decreases in prior period loss estimates of $23.3 million, $40.0 million and $57.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in prior period loss estimates for the year ended December 31, 2009 was principally attributable to loss emergence lower than expectations in the period on liability business. The reduction in prior period loss estimates for the year ended December 31, 2008 was principally attributable to loss emergence lower than expectations in the period on professional liability and miscellaneous property lines of business. The reduction in prior period loss estimates for the year ended December 31, 2007 was principally attributable to favorable loss emergence on liability, property catastrophe and other miscellaneous property lines of business in the period.
          The U.S. Insurance division reported net decreases in prior period loss estimates of $35.3 million, $34.3 million and $38.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The reductions in prior period loss estimates for the years ended December 31, 2009, 2008 and 2007 were principally due to loss emergence lower than expectations on professional liability business in each period.
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
          The following table summarizes, by type of reserve and division, the unpaid losses and LAE reserves as of December 31, 2009 and 2008. Case reserves represent unpaid claim reports provided by cedants and claims adjusters plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of December 31,
	2009			2008
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
			(In millions)
Americas
Gross	$1,369.2	$1,356.6	$2,725.8	$1,429.5	$1,335.9	$2,765.4
Ceded	(178.4)	(120.2)	(298.6)	(182.5)	(123.0)	(305.5)

Net	1,190.8	1,236.4	2,427.2	1,247.0	1,212.9	2,459.9

EuroAsia
Gross	589.8	320.7	910.5	494.3	293.7	788.0
Ceded	(33.0)	(2.6)	(35.6)	(2.6)	(0.4)	(3.0)

Net	556.8	318.1	874.9	491.7	293.3	785.0

London Market
Gross	387.6	707.2	1,094.8	308.8	610.9	919.7
Ceded	(67.1)	(183.2)	(250.3)	(54.4)	(78.4)	(132.8)

Net	320.5	524.0	844.5	254.4	532.5	786.9

U.S. Insurance
Gross	255.2	521.5	776.7	200.6	576.8	777.4
Ceded	(81.9)	(175.1)	(257.0)	(55.3)	(193.6)	(248.9)

Net	173.3	346.4	519.7	145.3	383.2	528.5

Total
Gross	2,601.8	2,906.0	5,507.8	2,433.2	2,817.3	5,250.5
Ceded	(360.4)	(481.1)	(841.5)	(294.8)	(395.4)	(690.2)

Net	$2,241.4	$2,424.9	$4,666.3	$2,138.4	$2,421.9	$4,560.3

          The provision for IBNR in unpaid losses and LAE as of December 31, 2009 was $2,424.9 million. For illustration purposes, a change in the expected loss ratio that increases the year ended December 31, 2009 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $48.2 million. A change in loss emergence trends that increases unpaid losses and LAE at December 31, 2009 by 2.5% would increase IBNR by $116.7 million.
          We have exposure to asbestos, environmental pollution and other latent injury damage claims resulting from contracts written by Clearwater prior to 1986. Exposure arises from reinsurance contracts under which we assumed liabilities from ceding companies, on an indemnity or assumption basis, primarily in connection with general liability insurance policies issued by such ceding companies. Our estimate of the ultimate liability for these exposures includes case basis reserves and a provision for IBNR claims. The provision for asbestos loss liabilities is established based on an annual review of Company and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.
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
          We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of December 31, 2009, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $241.6 million and $23.9 million, respectively. See Note 10 to the consolidated financial statements for additional historical information on losses and LAE reserves for these exposures.
          The following table provides the gross and net asbestos and environmental losses and LAE incurred for each of the three years in the period ended December 31, 2009 (in millions):

	2009	2008	2007
Asbestos
Gross losses and LAE incurred	$69.4	$73.8	$86.0
Net losses and LAE incurred	40.0	41.0	63.0

Environmental
Gross losses and LAE incurred	$0.9	$2.6	$14.2
Net losses and LAE incurred	0.6	4.1	14.5

          The following table provides gross asbestos and environmental outstanding claim information with respect to business written prior to 1986, as of December 31, 2009 and 2008 (in millions):

	As of December 31,
	2009				2008
		Aggregate	% of Total	Average		Aggregate	% of Total	Average
		Case	Case	Case		Case	Case	Case
	Count	Reserves	Reserves	Reserves	Count	Reserves	Reserves	Reserves
Asbestos
By Claim
Largest 10 claims	10	$21.4	10.1%	$2.1	10	$23.8	11.6%	$2.4
All other claims, with case reserves	1,734	189.9	89.9	0.1	1,662	181.0	88.4	0.1

Total	1,744	$211.3	100.0%	$0.1	1,672	$204.8	100.0%	$0.1

By Insured
Largest 10 insureds	10	$80.2	38.0%	$8.0	10	$75.5	36.9%	$7.6
All other insureds	305	131.1	62.0	0.4	291	129.3	63.1	0.4

Total	315	$211.3	100.0%	$0.7	301	$204.8	100.0%	$0.7

Environmental
By Claim
Largest 10 claims	10	$5.4	29.3%	$0.5	10	$6.4	30.6%	$0.6
All other claims, with case reserves	519	13.0	70.7	—	546	14.5	69.4	—

Total	529	$18.4	100.0%	$—	556	$20.9	100.0%	$—

By Insured
Largest 10 insureds	10	$9.4	51.1%	$0.9	10	$9.6	45.9%	$1.0
All other insureds	241	9.0	48.9	—	271	11.3	54.1	—

Total	251	$18.4	100.0%	$0.1	281	$20.9	100.0%	$0.1

          The number of asbestos claims, with case reserves, as of December 31, 2009 was 1,744, amounting to $211.3 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 10.1% of the gross case reserves, with an average reserve of $2.1 million. The number of asbestos claims, with case reserves, as of December 31, 2008 was 1,672, amounting to $204.8 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 11.6% of the gross case reserves, with an average reserve of $2.4 million. Gross case reserves increased in 2009, as newly reported claims and additional reported reserves on existing claims were greater than claim payments in the year. The asbestos open claim count increased by 72, or 4.3%, during calendar year 2009. Based on an aggregation of claims by insured, our 10 largest insured involvements accounted for 38.0% of our gross case reserves as of December 31, 2009, compared to 36.9% as of December 31, 2008. Net losses and LAE incurred for the year ended December 31, 2009 for asbestos claims were increased by $40.0 million, principally attributable to the annual review of this exposure.
          The number of environmental claims, with case reserves, as of December 31, 2009 was 529, amounting to $18.4 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 29.3% of the gross case reserves, with an average case reserve of $0.5 million. The number of environmental claims, with case reserves, as of December 31, 2008 was 556, amounting to $20.9 million in gross case losses and LAE reserves. The largest 10 reported claims accounted for 30.6% of the gross case reserves, with an average case reserve of $0.6 million. Overall gross case reserves decreased in 2009, as newly reported claims and additional reported reserves on existing claims were less than claim payments in the year. The environmental open claim count decreased by 27, or 4.9%, during calendar year 2009. Based on an aggregation of claims by insured, our 10 largest insured involvements accounted for 51.1% of our gross case reserves as of December 31, 2009, compared to 45.9% as of December 31, 2008. Net losses and LAE incurred for the year ended December 31, 2009 for environmental claims were increased by $0.6 million, principally attributable to the annual review of this exposure.

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
          Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Year Ended December 31,
	2009	2008	2007
Premiums Written
Direct	$780.5	$792.3	$736.8
Add: assumed	1,414.5	1,502.2	1,545.9
Less: ceded	301.2	263.7	193.3

Net	$1,893.8	$2,030.8	$2,089.4

Premiums Earned
Direct	$741.1	$773.1	$738.1
Add: assumed	1,472.1	1,525.5	1,566.4
Less: ceded	285.8	222.2	184.0

Net	$1,927.4	$2,076.4	$2,120.5

          The total amount of reinsurance recoverables on paid and unpaid losses as of December 31, 2009 and 2008 was $912.0 million and $773.2 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectability of individual balances. The reserve for uncollectible recoverables was $41.9 million and $44.5 million as of December 31, 2009 and 2008, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $5.5 million and $3.0 million as of December 31, 2009 and 2008, respectively, which has been netted against premiums receivable.
          In accordance with the terms of certain of our reinsurance agreements, we have recorded interest expense associated with our ceded reinsurance agreements of $3.7 million, $5.3 million and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Deferred Income Taxes
          We record deferred income taxes as net assets or liabilities on our consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. As of December 31, 2009 and 2008, a net deferred tax asset of $76.8 million and $290.2 million, respectively, was recorded. In recording this deferred tax asset, we have made estimates and judgments that future taxable income will be sufficient to realize the value of the net deferred tax asset. Accordingly, deferred tax assets have not been reduced by a valuation allowance, as management believes it is more likely than not that the deferred tax assets will be realized.
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
          A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are generally reported as transfers in or out of the Level 3 category as of the beginning of the period in which the reclassifications occur. We have determined, after carefully considering the impact of recent economic conditions and liquidity in the credit markets on our portfolio, that we should not re-classify any of our investments from Level 1 or Level 2 to Level 3. However, during the third quarter of 2009, we transferred our investment in Advent Capital (Holdings) PLC (“Advent”) from Level 2 to Level 3, following Advent’s delisting from the London Stock Exchange.
          We are responsible for determining the fair value of our investment portfolio by utilizing market-driven fair value measurements obtained from active markets, where available, by considering other observable and unobservable inputs and by employing valuation techniques that make use of current market data. For the majority of our investment portfolio, we use quoted prices and other information from independent pricing sources in determining fair values.
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
Results of Operations
          Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
          Underwriting Results
          Gross Premiums Written. Gross premiums written for the year ended December 31, 2009 decreased by $99.5 million, or 4.3%, to $2,195.0 million, compared to $2,294.5 million for the year ended December 31, 2008, as reflected in the following table (in millions):

	Year Ended
	December 31,		Change
Division	2009	2008	$	%
Americas	$745.9	$776.4	$(30.5)	(3.9)%
EuroAsia	559.2	596.7	(37.5)	(6.3)
London Market	342.9	381.7	(38.8)	(10.2)
U.S. Insurance	547.0	539.7	7.3	1.4

Total gross premiums written	$2,195.0	$2,294.5	$(99.5)	(4.3)%

          Total reinsurance gross premiums written for the year ended December 31, 2009 were $1,414.5 million, compared to $1,502.2 million for 2008, a decrease of 5.8%. Total insurance gross premiums written for the year ended December 31, 2009, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $780.5 million, compared to $792.3 million for 2008, a decrease of 1.5%. U.S. Insurance division gross premiums written for the year ended December 31, 2009 included $16.5 million of business previously managed by and included in the results of the Americas division. For the year ended December 31, 2009, total reinsurance gross premiums written represented 64.4% (65.5% in 2008) of our business, while insurance represented the remaining 35.6% (34.5% in 2008) of our business.

          Americas. Gross premiums written in the Americas division for the year ended December 31, 2009 were $745.9 million, a decrease of $30.5 million, or 3.9%, compared to $776.4 million for the year ended December 31, 2008. These amounts represented 34.0% of our gross premiums written for the year ended December 31, 2009 and 33.8% in 2008. Gross premiums written across each geographic region of the Americas division were as follows (in millions):

	Year Ended
	December 31,		Change
	2009	2008	$	%
United States	$561.7	$578.0	$(16.3)	(2.8)%
Latin America	146.2	158.1	(11.9)	(7.5)
Canada	38.0	40.3	(2.3)	(5.7)

Total gross premiums written	$745.9	$776.4	$(30.5)	(3.9)%

•	United States — The decrease in gross premiums written was primarily due to a decrease in facultative business of $14.9 million, to $57.1 million, for the year ended December 31, 2009, as compared to $72.0 million for the year ended December 31, 2008.

•	Latin America — The decrease in gross premiums written was primarily due to decreases in treaty pro rata business and excess business of $12.7 million and $3.1 million, respectively, offset by an increase in facultative business of $3.9 million. Of the $11.9 million net decrease, $7.8 million was attributable to movement in foreign exchange rates during 2009 while the remainder related to decreased volume resulting from share reductions and non-renewal of business not meeting our underwriting standards.

•	Canada — The decrease in gross premiums written was primarily due to the movement in the Canadian dollar exchange rate between 2009 and 2008.
          EuroAsia. Gross premiums written in the EuroAsia division for the year ended December 31, 2009 were $559.2 million, a decrease of $37.5 million, or 6.3%, compared to $596.7 million for the year ended December 31, 2008. These amounts represented 25.5% of our gross premiums written for the year ended December 31, 2009 and 26.0% in the corresponding period of 2008. The decrease in gross premiums written during 2009 compared to 2008 is principally comprised of $50.3 million attributable to the movement in foreign exchange rates, and $5.9 million due to a modification to our estimation method in June 2008, offset by reinstatement premiums of $16.2 million, primarily for Windstorm Klaus and Windstorm Wolfgang. The modification to the estimating process impacted gross and net premiums written but had no effect on earned premium. Excluding the effects of the foreign exchange rate movement and the modification to the estimating process, gross premiums written would have increased by $18.7 million.
          London Market. Gross premiums written in the London Market division for the year ended December 31, 2009 were $342.9 million, a decrease of $38.8 million, or 10.2%, compared to $381.7 million for the year ended December 31, 2008. These amounts represented 15.6% of our gross premiums written for the year ended December 31, 2009 and 16.7% in 2008. Gross premiums written across each unit of the London Market division were as follows (in millions):

	Year Ended
	December 31,		Change
	2009	2008	$	%
London branch	$109.4	$129.1	$(19.7)	(15.3)%
Newline	233.5	252.6	(19.1)	(7.6)

Total gross premiums written	$342.9	$381.7	$(38.8)	(10.2)%

          The decrease in gross premiums written by the London branch was primarily attributable to marine and aviation business, which decreased by $11.3 million, or 23.9%, and casualty business, which decreased by $9.6 million, or 52.2%, due to the non-renewal of business not meeting our underwriting standards.

          The decrease in gross premiums written by Newline was primarily attributable to timing of the placement of a number of medical professional liability contracts with a value of $20.0 million.
          U.S. Insurance. Gross premiums written in the U.S. Insurance division for the year ended December 31, 2009 were $547.0 million, an increase of $7.3 million, or 1.4%, compared to $539.7 million for the year ended December 31, 2008. These amounts represented 24.9% of our gross premiums written for the year ended December 31, 2009 and 23.5% in 2008. Gross premiums written by line of business were as follows (in millions):

	Year Ended
	December 31,		Change
	2009	2008	$	%
Property and package	$135.0	$111.5	$23.5	21.1%
Professional liability	119.9	130.9	(11.0)	(8.4)
Specialty liability	114.0	90.9	23.1	25.4
Medical professional liability	96.9	113.9	(17.0)	(14.9)
Commercial automobile	65.6	68.2	(2.6)	(3.8)
Personal automobile	15.6	24.3	(8.7)	(35.8)

Total gross premiums written	$547.0	$539.7	$7.3	1.4%

          Gross premiums written related to property and package and specialty liability increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 as a result of an increase in crop business and the reclassification of a program to the U.S. Insurance division from the Americas division, where it was previously managed and its results were previously recorded. The increases were offset by a reduction in gross premiums written resulting from a loss of an environmental program in professional liability and competitive market conditions affecting medical professional liability and automobile lines of business.
          Ceded Premiums Written. Ceded premiums written for the year ended December 31, 2009 increased by $37.5 million, or 14.2%, to $301.2 million (13.7% of gross premiums written), from $263.7 million (11.5% of gross premiums written) for the year ended December 31, 2008. The increase in ceded premiums written was primarily related to an increase in reinsurance purchased for our professional and medical professional liability business in the U.S. Insurance division.
          Net Premiums Written. Net premiums written for the year ended December 31, 2009 decreased by $137.0 million, or 6.7%, to $1,893.8 million, compared to $2,030.8 million for the year ended December 31, 2008. Net premiums written represent gross premiums written less ceded premiums written. Net premiums written decreased over 2008 at a higher rate than gross premiums written, reflecting an increase in ceded premiums written during 2009.

	Year Ended
	December 31,		Change
Division	2009	2008	$	%
		(In millions)
Americas	$731.2	$760.7	$(29.5)	(3.9)%
EuroAsia	533.0	569.3	(36.3)	(6.4)
London Market	254.5	306.5	(52.0)	(17.0)
U.S. Insurance	375.1	394.3	(19.2)	(4.9)

Total net premiums written	$1,893.8	$2,030.8	$(137.0)	(6.7)%

          Americas. Net premiums written in the Americas division for the year ended December 31, 2009 were $731.2 million, compared to $760.7 million for the 2008 period, a decrease of 3.9%. These amounts represented 38.6% of our net premiums written for the year ended December 31, 2009 and 37.5% for the year ended December 31, 2008. The net retention ratio, which represents net premiums written as a percentage of gross premiums written, was 98.0% for each of the years ended December 31, 2009 and 2008.

          The decrease in net premiums written in the Americas division was consistent with the 3.9% decrease in gross premiums written.
          EuroAsia. Net premiums written in the EuroAsia division for the year ended December 31, 2009 were $533.0 million, compared to $569.3 million for 2008, a decrease of 6.4%. These amounts represented 28.2% of our net premiums written for the year ended December 31, 2009 and 28.0% for the year ended December 31, 2008. The net retention ratio was 95.3% for the year ended December 31, 2009, compared to 95.4% for the year ended December 31, 2008.
          The decrease in net premiums written was consistent with the decrease in gross premiums written, which was primarily due to movements in foreign exchange rates and a modification to our estimation method during 2008, offset by an increase in reinstatement premiums.
          London Market. Net premiums written in the London Market division for the year ended December 31, 2009 were $254.5 million, compared to $306.5 million for 2008, a decrease of 17.0%. These amounts represented 13.4% of our net premiums written for the year ended December 31, 2009 and 15.1% for the year ended December 31, 2008. The net retention ratio was 74.2% for the year ended December 31, 2009, compared to 80.3% for the year ended December 31, 2008.
          The decrease in net premiums written consisted of a decrease in gross premiums written of $38.8 million, coupled with an increase in ceded premiums written of $13.2 million due to increased reinsurance purchases and higher reinsurance costs on casualty insurance business.
          U.S. Insurance. Net premiums written in the U.S. Insurance division for the year ended December 31, 2009 were $375.1 million, compared to $394.3 million for the year ended December 31, 2008, a decrease of 4.9%. These amounts represented 19.8% of our net premiums written for the year ended December 31, 2009 and 19.4% for the year ended December 31, 2008. The net retention ratio was 68.6% for the year ended December 31, 2009, compared to 73.1% for the year ended December 31, 2008.
          The decrease in net premiums written was due to a lower retention rate, primarily due to an increase in quota share reinsurance purchased for our medical professional liability business.
          Net Premiums Earned. Net premiums earned for the year ended December 31, 2009 decreased by $149.0 million, or 7.2%, to $1,927.4 million, from $2,076.4 million for the year ended December 31, 2008. Net premiums earned decreased by $5.0 million, or 0.6%, in the Americas division, $23.8 million, or 4.2%, in the EuroAsia division, $63.0 million, or 20.0%, in the London Market division and $57.2 million, or 13.8%, in the U.S. Insurance division.
          Losses and Loss Adjustment Expenses. Net losses and LAE incurred decreased $206.7 million, or 13.7%, to $1,302.0 million for the year ended December 31, 2009, from $1,508.7 million for the year ended December 31, 2008, as follows (in millions):

	Year Ended
	December 31,		Change
	2009	2008	$	%
Gross losses and LAE incurred	$1,603.9	$1,736.0	$(132.1)	(7.6)%
Less: ceded losses and LAE incurred	301.9	227.3	74.6	32.8

Net losses and LAE incurred	$1,302.0	$1,508.7	$(206.7)	(13.7)%

          The decrease in net losses and LAE incurred was principally related to a decrease in current year property catastrophe losses of $133.6 million, to $131.1 million for the year ended December 31, 2009, from $264.7 million for the year ended December 31, 2008. Losses and LAE for the year ended December 31, 2009 included a decrease in prior period losses of $11.3 million, attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London Market and U.S. Insurance divisions. Losses and LAE for the year ended December 31, 2008 included a decrease in prior period losses of $10.1 million.

          Ceded losses and LAE incurred increased $74.6 million, or 32.8%, to $301.9 million for the year ended December 31, 2009, from $227.3 million for the year ended December 31, 2008. This increase was principally attributable to increased loss cessions related to business in the London Market division.
          The loss and LAE ratio for the years ended December 31, 2009 and 2008 and the percentage point change for each of our divisions and in total are as follows:

	Year Ended		Percentage
	December 31,		Point
Division	2009	2008	Change
Americas	70.8%	82.8%	(12.0)
EuroAsia	72.4	70.1	2.3
London Market	56.0	59.9	(3.9)
U.S. Insurance	61.4	66.8	(5.4)

Total loss and LAE ratio	67.6%	72.7%	(5.1)

          The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2009 and 2008 (in millions):

Year Ended December 31, 2009
	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$548.7	70.8%	$392.7	72.4%	$140.8	56.0%	$219.8	61.4%	$1,302.0	67.6%

Catastrophe losses:
2009 events:
Windstorm Klaus	—	—	53.5	9.8	—	—	—	—	53.5	2.8
Windstorm Wolfgang	—	—	16.2	3.0	—	—	—	—	16.2	0.8
Turkey floods	0.3	—	10.1	1.9	—	—	—	—	10.4	0.5
Central Europe flood	—	—	8.4	1.5	—	—	—	—	8.4	0.4
France hailstorm	—	—	7.9	1.5	—	—	—	—	7.9	0.4
Typhoon Ketsana	—	—	5.5	1.0	—	—	—	—	5.5	0.3
Other 2009 events	21.3	2.7	6.9	1.3	1.0	0.4	—	—	29.2	1.6

Total 2009 events	21.6	2.7	108.5	20.0	1.0	0.4	—	—	131.1	6.8
Prior period events	(0.3)	—	(4.8)	(0.9)	4.0	1.6	0.9	0.3	(0.2)	—

Total catastrophe losses	$21.3	2.7%	$103.7	19.1%	$5.0	2.0%	$0.9	0.3%	$130.9	6.8%

Prior period loss development including prior period catastrophe losses	$70.1	9.1%	$(22.8)	(4.2)%	$(23.3)	(9.3)%	$(35.3)	(9.9)%	$(11.3)	(0.6)%

     Year Ended December 31, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$645.5	82.8%	$397.2	70.1%	$188.6	59.9%	$277.4	66.8%	$1,508.7	72.7%

Catastrophe losses:
2008 events:
Hurricane Ike	93.9	12.0	0.7	0.1	23.1	7.3	26.1	6.2	143.8	7.0
China winter storm	—	—	45.9	8.2	—	—	—	—	45.9	2.2
Windstorm Emma	—	—	19.1	3.4	—	—	—	—	19.1	0.9
Hurricane Gustav	9.3	1.2	—	—	0.5	0.2	1.5	0.4	11.3	0.5
Australia floods	8.2	1.1	2.9	0.5	—	—	—	—	11.1	0.5
China earthquake	—	—	5.1	0.9	—	—	—	—	5.1	0.2
Other 2008 events	17.9	2.3	7.6	1.3	2.9	0.9	—	—	28.4	1.4

Total 2008 events	129.3	16.6	81.3	14.4	26.5	8.4	27.6	6.6	264.7	12.7
Prior period events:
Hurricanes Katrina, Rita and Wilma — 2005	(6.8)	(0.9)	—	—	3.6	1.1	—	—	(3.2)	(0.2)
Other prior period events	(5.0)	(0.6)	(2.2)	(0.4)	(6.7)	(2.1)	—	—	(13.9)	(0.6)

Total catastrophe losses	$117.5	15.1%	$79.1	14.0%	$23.4	7.4%	$27.6	6.6%	$247.6	11.9%

Prior period loss development including prior period catastrophe losses	$66.6	8.5%	$(2.4)	(0.4)%	$(40.0)	(12.7)%	$(34.3)	(8.3)%	$(10.1)	(0.5)%

          Americas Division — Losses and LAE decreased $96.8 million, or 15.0%, to $548.7 million for the year ended December 31, 2009, from $645.5 million for the year ended December 31, 2008. This resulted in a loss and LAE ratio of 70.8% for the year ended December 31, 2009, compared to 82.8% for the year ended December 31, 2008. This decrease in losses and LAE was principally attributable to a decrease in current year property catastrophe losses of $107.7 million, to $21.6 million for the year ended December 31, 2009, from $129.3 million for the year ended December 31, 2008. Losses and LAE for the year ended December 31, 2009 included an increase in prior period losses of $70.1 million, principally due to loss emergence greater than expectations in the period on asbestos. Losses and LAE for the year ended December 31, 2008 included current year property catastrophe losses of $129.3 million, with $93.9 million for Hurricane Ike, $9.3 million for Hurricane Gustav, $8.2 million for the Australia floods, and an increase in prior period losses of $66.6 million, principally attributable to loss emergence greater than expectations in the period on asbestos.
          EuroAsia Division — Losses and LAE decreased $4.5 million, or 1.1%, to $392.7 million for the year ended December 31, 2009, from $397.2 million for the year ended December 31, 2008. This resulted in a loss and LAE ratio of 72.4% for the year ended December 31, 2009, compared to 70.1% for the year ended December 31, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decline in net premiums earned of $23.8 million, to $542.7 million for the year ended December 31, 2009, from $566.5 million for the year ended December 31, 2008. Losses and LAE for the year ended December 31, 2009 included current year property catastrophe losses of $108.5 million, with $53.5 million for Windstorm Klaus, $16.2 million for Windstorm Wolfgang, $10.1 million for Turkey floods, $8.4 million for the Central Europe flood, $7.9 million for the France hailstorm, and a decrease in prior period losses of $22.8 million, principally due to loss emergence lower than expectations in the period on property business. Losses and LAE for the year ended December 31, 2008 included current year property catastrophe losses of $81.3 million, with $45.9 million for the China winter storm, $19.1 million for Windstorm Emma, $5.1 million for the China earthquake, and a decrease in prior period losses of $2.4 million, principally attributable to loss emergence lower than expectations in the period on credit business, partially offset by loss emergence greater than expectations in the period on miscellaneous property lines of business.
          London Market Division — Losses and LAE decreased $47.8 million, or 25.3%, to $140.8 million for the year ended December 31, 2009, from $188.6 million for the year ended December 31, 2008. This resulted in a loss and LAE ratio of 56.0% for the year ended December 31, 2009, compared to 59.9% for the year ended December 31, 2008. This decrease in losses and LAE was principally due to a decrease in loss exposure associated with a decline in net premiums earned of $63.0 million, to $251.6 million for the year ended December 31, 2009, from $314.6 million for the year ended December 31, 2008. Losses and LAE for the year ended December 31, 2009 included current year property catastrophe losses of $1.0 million and a decrease in prior period losses of $23.3 million, principally attributable to loss emergence lower than expectations in the period on liability business. Losses and LAE for the year ended December 31, 2008 included current year property catastrophe losses of $26.5 million, with $23.1 million for Hurricane Ike, and reflected a decrease in prior period losses of $40.0 million, principally due to loss emergence lower than expectations in the period on professional liability and miscellaneous property lines of business.
          U.S. Insurance Division — Losses and LAE decreased $57.6 million, or 20.8%, to $219.8 million for the year ended December 31, 2009, from $277.4 million for the year ended December 31, 2008. This resulted in a loss and LAE ratio of 61.4% for the year ended December 31, 2009, compared to 66.8% for the year ended December 31, 2008. This decrease in losses and LAE was principally due to a decrease in current year property catastrophe losses and a decline in loss exposure associated with a decline in net premiums earned of $57.2 million, to $358.0 million for the year ended December 31, 2009, from $415.2 million for the year ended December 31, 2008. Losses and LAE for the year ended December 31, 2009 included a decrease in prior period losses of $35.3 million, principally attributable to loss emergence lower than expectations in the period on professional liability business. Losses and LAE for the year ended December 31, 2008 included current year property catastrophe losses of $27.6 million, with $26.1 million for Hurricane Ike and a reduction in prior period losses of $34.3 million, principally due to loss emergence lower than expectations in the period on professional liability business.
          Acquisition Costs. Acquisition costs for the year ended December 31, 2009 were $375.3 million, a decrease of $42.7 million or 10.2%, compared to $418.0 million for the year ended December 31, 2008. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 19.5% for the year ended December 31, 2009, compared to 20.1% for the year ended December 31, 2008, a decrease of 0.6 points. The Americas, EuroAsia and U.S. Insurance divisions’ acquisition expense ratios decreased by 0.7 points, 0.9 points and 2.0 points, respectively, for the year ended December 31, 2009 compared to the corresponding period in 2008. The London Market division’s acquisition expense ratio increased by 0.5 point compared to the corresponding period in 2008. The reduction of 2.0 points in the U.S. Insurance division’s net acquisition expense ratio is principally related to writing more direct business from internal sources at lower commission rates, and the additional ceded commission received from reinsurers who participate in our medical professional liability reinsurance program.
          Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2009 were $185.7 million, compared to $175.0 million for the year ended December 31, 2008. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 9.6% for the year ended December 31, 2009, compared to 8.4% for the corresponding period in 2008. The increase in the other underwriting expense ratio was principally attributable to a decrease in net premiums earned of $149.0 million, combined with an increase in other underwriting expenses of $10.7 million, primarily relating to businesses acquired during the second half of 2008 by our U.S. Insurance division.
          The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the years ended December 31, 2009 and 2008 for each of our divisions:

	Year Ended		Percentage
	December 31,		Point
Division	2009	2008	Change
Americas	31.7%	32.5%	(0.8)
EuroAsia	25.0	26.0	(1.0)
London Market	28.4	26.0	2.4
U.S. Insurance	30.1	26.7	3.4

Total acquisition costs and other underwriting expense ratio	29.1%	28.5%	0.6

     The GAAP combined ratio is the sum of losses and LAE as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results, and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 96.7% for the year ended December 31, 2009, compared to 101.2% for the year ended December 31, 2008. The following table reflects the combined ratio for the years ended December 31, 2009 and 2008 for each of our divisions:

	Year Ended		Percentage
	December 31,		Point
Division	2009	2008	Change
Americas	102.5%	115.3%	(12.8)
EuroAsia	97.4	96.1	1.3
London Market	84.4	85.9	(1.5)
U.S. Insurance	91.5	93.5	(2.0)

Total combined ratio	96.7%	101.2%	(4.5)

     Investment Results
          Net Investment Income. Net investment income for the year ended December 31, 2009 increased by $62.7 million, or 24.6%, to $317.9 million, from $255.2 million for the year ended December 31, 2008. Net investment income was comprised of gross investment income of $346.4 million less investment expenses of $28.5 million for the year ended December 31, 2009, compared to gross investment income of $295.5 million less investment expenses of $40.3 million for the year ended December 31, 2008. The increase in net investment income for the year ended December 31, 2009 was primarily attributable to the following:
•	investment income from fixed income securities was $253.1 million for the year ended December 31, 2009, an increase of $56.0 million, or 28.4%, compared to the year ended December 31, 2008;

•	an increase of $27.7 million, or 81.2%, in net investment income from equity investments for the year ended December 31, 2009, compared to the year ended December 31, 2008. Net income of common stocks, at equity, increased by $7.0 million, along with an increase in dividends on common stocks of $20.7 million;

•	an increase in net investment income from other invested assets of $11.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008;

•	a decrease in investment expenses of $11.8 million for the year ended December 31, 2009, compared to 2008, which was primarily due to the expense related to total return swaps that were closed out during the fourth quarter of 2008; offset by:

•	a decrease in net investment income from short-term investments and cash of $44.1 million, or 83.3%, for the year ended December 31, 2009, compared to the year ended December 31, 2008.
          Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances, was 4.0% and 3.3% for the years ended December 31, 2009 and 2008, respectively. The total effective annualized yield on average invested assets is calculated by dividing annual income by the annual average invested assets (computed using average amortized cost for fixed income securities and average carrying value for all other securities).
          Interest expense on funds held, which is included in investment expenses, of $3.7 million for the year ended December 31, 2009, represents a decrease of $1.6 million, or 30.2%, from $5.3 million for the year ended December 31, 2008. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

          Net Realized Investment Gains. Net realized investment gains of $186.0 million for the year ended December 31, 2009 decreased by $506.3 million, from net realized investment gains of $692.3 million for the year ended December 31, 2008. The decrease in net realized investment gains was principally due to the following:
•	a decrease in net realized investment gains on derivative securities of $1,070.3 million, primarily attributable to a decrease of $567.0 million on total return swaps, a decrease of $379.4 million on credit default swaps, with decreased holdings in the current period, and a decrease of $126.6 million on forward currency contracts;

•	a decrease in net mark-to-market realized investment gains of $12.8 million on short positions, which were closed out during the second quarter of 2008; partially offset by:

•	an increase in net realized investment gains on fixed income securities of $64.4 million;

•	an increase in foreign exchange realized investment gains on short-term investments, cash and cash equivalents of $153.9 million resulting from the weakening of the U.S. dollar compared to foreign currencies;

•	increased realized investment gains on other invested assets of $14.0 million;

•	increased realized investment gains on preferred stock of $7.9 million; and

•	increased net realized investment gains on equity securities of $336.6 million, which include other-than-temporary write-downs of equity securities of $123.4 million during the year ended December 31, 2009, compared to $339.0 million in realized investment losses for the year ended December 31, 2008.
          During the year ended December 31, 2009, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $127.0 million, relating to equity securities of $123.4 million, fixed income securities of $3.4 million and preferred stock of $0.2 million. During the year ended December 31, 2008, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $358.7 million, relating to fixed income securities of $18.9 million, equity securities of $339.0 million and preferred stock of $0.8 million. Other-than-temporary impairments reflect situations where the fair value was below the cost of the securities, and the ability of the security to recover its value could not be reasonably determined.
     Other Results, Principally Holding Company and Income Taxes
          Other Expenses, Net. Other expense, net, for the year ended December 31, 2009 was $44.4 million as compared to $60.4 million for the year ended December 31, 2008. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The $16.0 million decrease for the year ended December 31, 2009 compared to 2008 was primarily related to $41.6 million of foreign exchange related adjustments, offset by (i) $15.9 million of stock-based compensation and restricted equity value rights and (ii) $5.8 million related to the tender offer by Fairfax.
          Interest Expense. We incurred interest expense related to our debt obligations of $31.0 million and $34.2 million for the years ended December 31, 2009 and 2008, respectively. The lower amount of interest expense in 2009 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate Senior Notes.
          Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the year ended December 31, 2009 decreased by $158.0 million, to $120.5 million, compared to $278.5 million for the year ended December 31, 2008, resulting from a combination of (i) decreased pre-tax income and (ii) a shift in our fixed income portfolio to tax-exempt municipal securities and equity securities eligible for dividends-received deductions. Our effective tax rates were 24.5% and 33.7% for the years ended December 31, 2009 and 2008, respectively.
          Preferred Dividends and Purchases. We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $5.2 million and $7.4 million for the years ended December 31,

2009 and 2008, respectively. During the first quarter of 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. The purchase of the Series B preferred shares resulted in an increase in net income attributable to common shareholders of $8.0 million for the year ended December 31, 2009, compared to $1.5 million for the year ended December 31, 2008.
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

          Total reinsurance gross premiums written for the year ended December 31, 2008 were $1,502.2 million, compared to $1,545.9 million for 2007, a decrease of 2.8%. Total insurance gross premiums written for the year ended December 31, 2008, which include our U.S. Insurance division, our Lloyd’s syndicate and NICL, were $792.3 million, compared to $736.8 million for 2007, an increase of 7.5%. For the year ended December 31, 2008, total reinsurance gross premiums written represented 65.5% (67.7% in 2007) of our business, and insurance represented the remaining 34.5% (32.3% in 2007) of our business.
          Americas. Gross premiums written in the Americas division for the year ended December 31, 2008 were $776.4 million, a decrease of $58.5 million, or 7.0%, compared to $834.9 million for the year ended December 31, 2007. These amounts represent 33.8% of our gross premiums written for the year ended December 31, 2008 and 36.6% for the year ended December 31, 2007. Gross premiums written across each geographic region of the Americas were as follows (in millions):

	Year Ended
	December 31,		Change
	2008	2007	$	%
United States	$578.0	$650.2	$(72.2)	(11.1)%
Latin America	158.1	141.4	16.7	11.8
Canada	40.3	43.3	(3.0)	(6.9)

Total gross premiums written	$776.4	$834.9	$(58.5)	(7.0)%

•	United States —Property business increased by $24.4 million, or 16.4%, to $172.4 million in 2008 from $148.1 million in 2007. Treaty and facultative casualty business decreased by $93.5 million, or 20.7%, to $358.5 million in 2008 from $452.0 million in 2007 due to an increase in competitive market conditions and the non-renewal of certain business that did not meet our underwriting criteria.

•	Latin America — The increase in gross premiums written is comprised of treaty pro rata business of $15.4 million and treaty excess business of $2.9 million, offset by a decrease in property facultative business of $1.6 million.

•	Canada — The decrease in gross premiums written was primarily due to the movement in the Canadian dollar exchange rate between 2008 and 2007.
          EuroAsia. Gross premiums written in the EuroAsia division for the year ended December 31, 2008 were $596.7 million, an increase of $31.1 million, or 5.5%, compared to $565.6 million for the year ended December 31, 2007. These amounts represent 26.0% of our gross premiums written for the year ended December 31, 2008 and 24.8% in 2007. The increase in gross premiums written was comprised of: (i) $42.4 million attributable to the movement in foreign exchange rates during 2008 compared to 2007; and (ii) a modification to the estimating process during 2008, which contributed $6.2 million to the increase over 2007. The modification to the estimating process impacted gross and net premiums written, but had no effect on earned premiums. Excluding the effects of foreign exchange rate movements and the modification to the estimating process, gross premiums would have decreased $17.5 million.
          London Market. Gross premiums written in the London Market division for the year ended December 31, 2008 were $381.7 million, an increase of $31.8 million, or 9.1%, compared to $349.9 million for the year ended December 31, 2007. These amounts represent 16.7% of our gross premiums written for the year ended December 31, 2008 and 15.3% in 2007. Gross premiums written across each unit of the London Market division were as follows (in millions):

	Year Ended
	December 31,		Change
	2008	2007	$	%
London branch	$129.1	$145.3	$(16.2)	(11.1)%
Newline	252.6	204.6	48.0	23.5

Total gross premiums written	$381.7	$349.9	$31.8	9.1%

          The decrease in gross premiums written by the London branch was primarily attributable to decreases in marine and aviation business of $7.9 million, casualty business of $4.4 million and property business of $3.9 million.
          The increase in gross premiums written by Newline was primarily attributable to medical professional liability and motor business.
          U.S. Insurance. Gross premiums written in the U.S. Insurance division for the year ended December 31, 2008 were $539.7 million, an increase of $7.4 million, or 1.4%, compared to $532.3 million for the year ended December 31, 2007. These amounts represent 23.5% of our gross premiums written for the year ended December 31, 2008 and 23.3% for the year ended December 31, 2007. Lines of business that experienced the greatest change in gross premiums written or were significant to the U.S. Insurance division for the year ended December 31, 2008 were as follows (in millions):

	Year Ended
	December 31,		Change
	2008	2007	$	%
Professional liability	$130.9	$139.3	$(8.4)	(6.0)%
Medical professional liability	113.9	130.2	(16.3)	(12.5)
Property and package	111.5	68.5	43.0	62.8
Specialty liability	90.9	90.3	0.6	0.7
Commercial automobile	68.2	52.4	15.8	30.2
Personal automobile	24.3	51.6	(27.3)	(52.9)

Total gross premiums written	$539.7	$532.3	$7.4	1.4%

          Gross premiums written increased for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of increases in crop business and offshore energy business, which are included in property and package, and new programs in the logging and transportation industries, which are included in commercial automobile. This increase in gross premiums written was partially offset by a decrease in our personal automobile business due to market conditions, a decrease in our medical professional liability business due to certain client groups retaining more exposure by self-insuring their own programs, as well as more competitive market conditions in 2008 and a decrease in our professional liability business.
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
	(In millions)
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
          The increase in net premiums written consisted of an increase in gross premiums written of $31.8 million, offset by an increase in ceded premiums written of $31.0 million. The increase in ceded premiums written was primarily related to a change in the retention level for excess of loss contracts of Newline Syndicate (1218) and an increase in cessions associated with a new program incepting in 2008.
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

          The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the years ended December 31, 2008 and 2007 (in millions):
     Year Ended December 31, 2008

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$645.5	82.8%	$397.2	70.1%	$188.6	59.9%	$277.4	66.8%	$1,508.7	72.7%

Catastrophe losses:
2008 events:
Hurricane Ike	93.9	12.0	0.7	0.1	23.1	7.3	26.1	6.2	143.8	7.0
China winter storm	—	—	45.9	8.2	—	—	—	—	45.9	2.2
Windstorm Emma	—	—	19.1	3.4	—	—	—	—	19.1	0.9
Hurricane Gustav	9.3	1.2	—	—	0.5	0.2	1.5	0.4	11.3	0.5
Australia floods	8.2	1.1	2.9	0.5	—	—	—	—	11.1	0.5
China earthquake	—	—	5.1	0.9	—	—	—	—	5.1	0.2
Other 2008 events	17.9	2.3	7.6	1.3	2.9	0.9	—	—	28.4	1.4

Total 2008 events	129.3	16.6	81.3	14.4	26.5	8.4	27.6	6.6	264.7	12.7
Prior period events:
Hurricanes Katrina, Rita and Wilma — 2005	(6.8)	(0.9)	—	—	3.6	1.1	—	—	(3.2)	(0.2)
Other prior period events	(5.0)	(0.6)	(2.2)	(0.4)	(6.7)	(2.1)	—	—	(13.9)	(0.6)

Total catastrophe losses	$117.5	15.1%	$79.1	14.0%	$23.4	7.4%	$27.6	6.6%	$247.6	11.9%

Prior period loss development including prior period catastrophe losses	$66.6	8.5%	$(2.4)	(0.4)%	$(40.0)	(12.7)%	$(34.3)	(8.3)%	$(10.1)	(0.5)%

     Year Ended December 31, 2007

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$661.5	78.6%	$348.6	64.2%	$150.4	49.0%	$247.9	57.8%	$1,408.4	66.4%

Catastrophe losses:
2007 events:
Windstorm Kyrill	—	—	26.8	5.0	11.7	3.8	—	—	38.5	1.8
Cyclone Gonu, Oman	—	—	12.3	2.3	—	—	—	—	12.3	0.6
Mexico flood in Tabasco	10.0	1.2	—	—	—	—	—	—	10.0	0.5
Jakarta floods	—	—	5.6	1.0	—	—	—	—	5.6	0.3
UK floods	—	—	—	—	5.1	1.7	—	—	5.1	0.2
Peru earthquake	5.0	0.6	—	—	—	—	—	—	5.0	0.2
Other 2007 events	17.0	2.0	8.7	1.6	3.7	1.2	—	—	29.4	1.4

Total 2007 events	32.0	3.8	53.4	9.9	20.5	6.7	—	—	105.9	5.0
Prior period events:
Hurricanes Katrina, Rita and Wilma — 2005	6.6	0.8	—	—	(1.4)	(0.5)	(0.1)	—	5.1	0.2
Other prior period events	5.1	0.6	(3.1)	(0.6)	(6.2)	(2.0)	—	—	(4.2)	(0.2)

Total catastrophe losses	$43.7	5.2%	$50.3	9.3%	$12.9	4.2%	$(0.1)	—%	$106.8	5.0%

Prior period loss development including prior period catastrophe losses	$143.1	17.0%	$(6.9)	(1.3)%	$(57.0)	(18.6)%	$(38.7)	(9.0)%	$40.5	1.9%

          Americas Division — Losses and LAE decreased $16.0 million, or 2.4%, to $645.5 million for the year ended December 31, 2008, from $661.5 million for the year ended December 31, 2007. This resulted in a loss and LAE ratio of 82.8% for the year ended December 31, 2008, compared to 78.6% for the year ended December 31, 2007. This decrease in losses and LAE was principally due to a decrease in prior period losses of $76.5 million, to $66.6 million for the year ended December 31, 2008, from $143.1 million for the year ended December 31, 2007, and a decrease in loss exposure associated with a decrease in net premiums earned of $61.8 million. These decreases were partially offset by an increase in current year catastrophe events of $97.3 million, to $129.3 million for the year ended December 31, 2008, from $32.0 million for the year ended December 31, 2007. Losses and LAE for the year ended December 31, 2008 included current year property catastrophe losses of $129.3 million, with $93.9 million for Hurricane Ike, $9.3 million for Hurricane Gustav, $8.2 million for Australia floods and an increase in prior period losses of $66.6 million, principally attributable to loss emergence greater than expectations in the period on asbestos. Losses and LAE for the year ended December 31, 2007 included current year property catastrophe losses of $32.0 million, with $10.0 million for the Mexico flood in Tabasco and an increase in prior period losses of $143.1 million, which included $11.7 million for increased loss estimates on prior period catastrophe events, principally attributable to Hurricanes Katrina and Wilma, $77.4 million for increased asbestos and environmental loss estimates, principally attributable to the annual review of these exposures, and $21.2 million related to settlement of litigation in the period, with the remainder principally due to loss emergence greater than expectations in the period on U.S. casualty business.
          EuroAsia Division — Losses and LAE increased $48.6 million, or 13.9%, to $397.2 million for the year ended December 31, 2008, from $348.6 million for the year ended December 31, 2007. This resulted in a loss and LAE ratio of 70.1% for the year ended December 31, 2008, compared to 64.2% for the year ended December 31, 2007. This increase in losses and LAE was principally due to an increase in current year catastrophe events of $27.9 million, to $81.3 million for the year ended December 31, 2008, from $53.4 million for the year ended December 31, 2007, and an increase in loss exposure associated with an increase in net premiums earned of $23.4 million. Losses and LAE for the year ended December 31, 2008 included current year property catastrophe losses of $81.3 million, with $45.9 million for the China winter storm, $19.1 million for Windstorm Emma, $5.1 million for the China earthquake and a decrease in prior period losses of $2.4 million, principally attributable to loss emergence lower than expectations in the period on credit business, partially offset by loss emergence greater than expectations in the period on miscellaneous property lines of business.

Losses and LAE for the year ended December 31, 2007 included current year property catastrophe losses of $53.4 million, with $26.8 million for Windstorm Kyrill, $12.3 million for Cyclone Gonu, $5.6 million for the Jakarta floods and a reduction in prior period losses of $6.9 million, principally attributable to favorable loss emergence on credit and miscellaneous property lines of business, partially offset by increased loss estimates on motor and liability exposures.
          London Market Division — Losses and LAE increased $38.2 million, or 25.4%, to $188.6 million for the year ended December 31, 2008, from $150.4 million for the year ended December 31, 2007. This resulted in a loss and LAE ratio of 59.9% for the year ended December 31, 2008, compared to 49.0% for the year ended December 31, 2007. This increase in losses and LAE was principally due to an increase in prior period losses of $17.0 million, to a decrease of $40.0 million for the year ended December 31, 2008, from a decrease of $57.0 million for the year ended December 31, 2007, and an increase in current year property catastrophe events. Current year property catastrophe events increased $6.0 million, to $26.5 million for the year ended December 31, 2008, from $20.5 million for the year ended December 31, 2007. Losses and LAE for the year ended December 31, 2008 included current year property catastrophe losses of $26.5 million, with $23.1 million attributable to Hurricane Ike and reflected a decrease in prior period losses of $40.0 million, principally due to loss emergence lower than expectations in the period on professional liability and miscellaneous property lines of business. Losses and LAE for the year ended December 31, 2007 included current year property catastrophe losses of $20.5 million, with $11.7 million for Windstorm Kyrill, $5.1 million for floods in the United Kingdom and reflected a reduction in prior period losses of $57.0 million, principally due to favorable loss emergence on liability, property catastrophe and other miscellaneous property lines of business in the period.
          U.S. Insurance Division — Losses and LAE increased $29.5 million, or 11.9%, to $277.4 million for the year ended December 31, 2008, from $247.9 million for the year ended December 31, 2007. This resulted in a loss and LAE ratio of 66.8% for the year ended December 31, 2008, compared to 57.8% for the year ended December 31, 2007. This increase in losses and LAE for the year ended December 31, 2008 was related to current year catastrophe losses of $27.6 million, with $26.1 million attributable to Hurricane Ike. For the years ended December 31, 2008 and 2007, prior period losses decreased by $34.3 million and $38.7 million, respectively, principally due to loss emergence lower than expectations on professional liability business in each period.
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
          Other Underwriting Expenses. Other underwriting expenses for the year ended December 31, 2008 were $175.0 million, compared to $178.6 million for the year ended December 31, 2007. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 8.4% for both of the years ended December 31, 2008 and December 31, 2007.
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

     Investment Results
          Net Investment Income. Net investment income for the year ended December 31, 2008 decreased by $74.2 million, or 22.5%, to $255.2 million, from $329.4 million for the year ended December 31, 2007. Net investment income is comprised of gross investment income of $295.5 million less investment expenses of $40.3 million for the year ended December 31, 2008, compared to gross investment income of $368.1 million less investment expenses of $38.7 million for the year ended December 31, 2007. The decrease in net investment income for the year ended December 31, 2008 is primarily attributable to the following:
•	investment income from fixed income securities was $197.1 million for the year ended December 31, 2008, a decrease of $8.8 million, or 4.3%, compared to the corresponding period in 2007. An increase in the average amortized cost of our fixed income securities for the year ended December 31, 2008, compared to the corresponding period in 2007, was offset by a decrease in the investment yield, resulting in a decrease in investment income;

•	a decrease of $3.3 million, or 8.8%, in net investment income from equity investments for the year ended December 31, 2008, compared to the corresponding period in 2007. Net income of common stocks, at equity, decreased by $12.8 million, partially due to the sale of shares of Hub International Limited (“Hub”) in June 2007, offset by an increase in dividends on common stocks of $9.5 million;

•	a decrease in net investment income from short-term investments and cash of $26.9 million, or 33.7%, for the year ended December 31, 2008, compared to the corresponding period in 2007, which is representative of a decrease in short-term interest rates during the period; and

•	a decrease in net investment income from other invested assets of $33.5 million, or 74.7%, for the year ended December 31, 2008, compared to the corresponding period in 2007, which primarily reflects a decrease in investment income from hedge funds and private equity funds accounted for under the equity method.
          Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balance, was 3.3% and 4.5% for the years ended December 31, 2008 and 2007, respectively.
          Interest expense on funds held, which is included in investment expenses, of $5.3 million for the year ended December 31, 2008, represents a decrease of $2.7 million, or 33.8%, from $8.0 million for the year ended December 31, 2007. The decrease was primarily attributable to ceded paid losses reducing the funds held balance.

          Net Realized Investment Gains. Net realized investment gains of $692.3 million for the year ended December 31, 2008 increased by $153.2 million, from $539.1 million for the year ended December 31, 2007. The increase in net realized investment gains is principally due to the following:
•	an increase in net realized investment gains on derivatives of $668.0 million, primarily attributable to the net change in fair value of our credit default swaps and of our total return swaps on indexes, caused by widening credit spreads and declining equity indexes, respectively; and

•	higher net realized investment gains on fixed income securities of $110.1 million; offset by:

•	a decrease in foreign exchange realized investment gains on short-term investments of $134.4 million resulting from the strengthening of the U.S. dollar versus foreign currencies;

•	a decrease in net mark-to-market realized investment gains of $47.6 million on short positions;

•	lower net realized investment gains on equity securities of $435.1 million, which included other-than-temporary write-downs of equity securities of $339.0 million and $42.1 million for the years ended December 31, 2008 and 2007, respectively. The year ended December 31, 2007 included gains of $119.2 million related to the sale of shares of Hub;

•	lower net realized investment gains on other securities of $7.4 million; and

•	lower net realized investment gain on preferred stock of $0.4 million.
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
     Other Results, Principally Holding Company and Income Taxes
          Other Expenses, Net. Other expenses, net, for the year ended December 31, 2008, were $60.4 million, compared to $14.0 million for the year ended December 31, 2007. Other expenses are primarily comprised of operating expenses at our holding company, including audit related fees, corporate-related legal fees, consulting fees, and compensation expense and foreign currency exchange gains and losses. The increase of $46.4 million for the year ended December 31, 2008 compared to 2007 is primarily comprised of $45.8 million related to foreign exchange related adjustments.
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
          Preferred Dividends and Purchases. We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $7.4 million and $8.3 million in the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, Odyssey America purchased 128,000 shares of our Series B preferred stock, with a liquidation preference of $3.1 million, for $1.6 million. The purchase of the Series B preferred shares resulted in an increase in net income attributable to common shareholders of $1.5 million for the year ended December 31, 2008.

     Liquidity and Capital Resources
          Our shareholders’ equity increased by $727.5 million, or 25.7%, to $3,555.2 million as of December 31, 2009, from $2,827.7 million as of December 31, 2008, due to net income of $372.3 million, a gain on purchase of our Series B preferred shares of $8.0 million, and an increase in net unrealized appreciation on securities of $463.2 million (a component of accumulated other comprehensive income). Offsetting these increases were the repurchase of $73.8 million of our common shares, the purchase of $17.2 million of our Series B preferred shares, and dividends to our preferred and common shareholders of $18.6 million.
          Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. Holding company cash, cash equivalents and short-term investments totaled $33.0 million as of December 31, 2009, compared to $23.9 million as of December 31, 2008. During the years ended December 31, 2009 and 2008, the holding company received dividends from Odyssey America of $200.0 million and $410.0 million, respectively.
          Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which primarily result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate or increase due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, on obligations existing as of December 31, 2009 and net of associated reinsurance recoveries, of approximately $1.1 billion during 2010. The timing and certainty of associated reinsurance collections that may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of December 31, 2009, our operating subsidiaries maintained cash and cash equivalents of $0.9 billion and short-term investments of $363.5 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration or increase in claim payments, or timing differences in collecting reinsurance recoverables.
          Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 92.3% of our total reinsurance recoverables as of December 31, 2009, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.
          Our total reinsurance recoverable on paid losses as of December 31, 2009, net of the reserve for uncollectible reinsurance, was $70.5 million. The top ten reinsurers measured on total reinsurance recoverables represented $45.1 million, or 64.0%, of the total paid loss recoverable, of which $2.7 million is collateralized and the remaining $42.4 million is with highly rated companies. The remaining $25.4 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $4.2 million net of the reserve on uncollectible reinsurance.
          Approximately $40.8 million of our total reinsurance paid recoverable is current billings, and $29.7 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.

          Cash used in operations was $3.1 million for the year ended December 31, 2009, compared to cash provided by operations of $112.1 million for the year ended December 31, 2008. The decrease in cash provided by operations of $115.2 million, or 102.7%, over the corresponding period of 2008, primarily relates to a $179.4 million extension payment made in March of 2009 for the 2008 tax year.
          Total investments and cash amounted to $8.7 billion as of December 31, 2009, an increase of $834.6 million compared to December 31, 2008. Our average invested assets were $8.3 billion for the year ended December 31, 2009, compared to $7.8 billion for the year ended December 31, 2008. We anticipate that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 15.1% and 25.1% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of December 31, 2009 and 2008, respectively. Total fixed income securities were $4.9 billion as of December 31, 2009, compared to $3.9 billion as of December 31, 2008. As of December 31, 2009, 61.9% of our fixed income portfolio was rated “AAA”, with 10.5% of securities rated below investment grade. The duration of our investment portfolio, including short-term investments, cash and cash equivalents, was 8.5 years.
          Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of December 31, 2009 and 2008, we had receivables for securities sold of $77.9 million and $6.3 million, respectively, which are included in other assets, and payables for securities purchased of $45.6 million and $126.6 million, respectively, which are included in other liabilities.
          In December 2008, we entered into interest rate swaps, with an aggregate notional value of $140.0 million, to protect against adverse movements in interest rates. Under these swap contracts, we receive a floating interest rate of three-month London Interbank Offer Rate (“LIBOR”) and pay a fixed interest rate of 2.49% on the $140.0 million notional value of the contracts, for a five-year period ending in December 2013.
          On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month LIBOR, reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the years ended December 31, 2009 and 2008, the average annual interest rate on the Series C Notes was 3.48% and 5.71%, respectively.
          On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the years ended December 31, 2009 and 2008, the average annual interest rate on each series of notes was 3.18% and 5.41%, respectively.
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

          On July 13, 2007, we entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The original Credit Agreement provided for a five-year credit facility of $200.0 million, $100.0 million of which was available for direct, unsecured borrowings by us, and all of which was available for the issuance of secured letters of credit to support our insurance and reinsurance business. As of June 17, 2009, the Credit Agreement was amended to explicitly permit us to pledge collateral to secure our obligations under swap agreements, subject to certain financial limitations, in the event that such collateral is required by the counterparty or counterparties. As of February 24, 2010, the Credit Agreement was amended (i) to reduce the size of the facility to $100.0 million, removing the unsecured $100.0 million tranche, (ii) to remove the previous limitation on dividends and other “restricted payments” that we may pay to our shareholders during any fiscal year and (iii) to amend certain of the covenants and default provisions, the minimum ratings requirement, and the pricing of the credit facility.
          The amended Credit Agreement contains an option that permits us to request an increase in the aggregate amount of the facility by an amount up to $50.0 million, to a maximum facility size of $150.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. As of December 31, 2009, there was $54.9 million outstanding under the Credit Agreement, all of which was in support of secured letters of credit, which included $21.0 million in letters of credit that were cancelled effective January 15, 2010. (See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.)
          During March 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, which became effective automatically upon filing. The registration statement provided for the offer and sale by us, from time to time, of debt and equity securities. On February 9, 2010, we filed a post-effective amendment to the Form S-3ASR to remove from registration the securities that remained unsold as of such date.
          Our Board of Directors authorized a share repurchase program whereby we were authorized to repurchase shares of our common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program were retired. From the inception of the program through October 21, 2009, we repurchased and retired 13,906,845 shares of our common stock at a total cost of $518.4 million.
          We participate in Lloyd’s through our 100% ownership of Newline Syndicate (1218), for which we provide 100% of the capacity. The results of Newline Syndicate (1218) are consolidated in our financial statements. In support of Newline Syndicate (1218)’s capacity at Lloyd’s, NCNL and Odyssey America have pledged securities and cash with a fair value of $139.1 million and $123.5 million, respectively, as of December 31, 2009 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Newline Syndicate (1218) provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Newline Syndicate (1218) should it not meet its obligations. NCNL and Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligations to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Newline Syndicate (1218) and support its requirements at Lloyd’s. We believe that Newline Syndicate 1218 maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.
          On December 16, 2009, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% Series A preferred shares and $0.2208788 per share on our floating rate Series B preferred shares. The total dividends of $1.5 million were paid on January 20, 2010 to Series A and Series B preferred shareholders of record on December 31, 2009.
          As described in Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K, as of December 31, 2009, we held $47.5 million of investments, or approximately 0.6% of net assets and liabilities measured at fair value, that are classified as Level 3 (which are financial instruments for which the values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement and that reflect our own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. During the year ended December 31, 2009, we purchased $19.9 million of investments classified as Level 3, and transferred our investment in Advent (which, at the time, had a value of $32.6 million as compared to $32.9 million as of December 31, 2009), which is classified in other invested assets, from Level 2 to Level 3. In addition, Level 3 investments with a value of $24.3 million were sold during the year ended December 31, 2009. During the year ended December 31, 2009, we transferred $47.8 million of Level 3 investments to Level 2 after determining that broker-dealer quotes were available to determine the fair value of the instruments.
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
Accounting Pronouncements
     Recently Adopted
          A description of recently adopted accounting pronouncements is provided in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
          We have off-balance sheet arrangements, including certain arrangements with affiliated companies that have financial implications. A description of these arrangements is provided in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.
Market Sensitive Instruments
          The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations: interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value which are classified as available for sale. As of December 31, 2009, our total investments and cash of $8.7 billion include $4.9 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
     Interest Rate Risk
          The following table displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of December 31, 2009 and 2008, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of December 31, 2009			As of December 31, 2008
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
			(In millions)
200 basis point rise	$4,098.4	$(808.3)	(16.5)%	$3,276.0	$(656.5)	(16.7)%
100 basis point rise	4,500.1	(406.6)	(8.3)	3,576.5	(356.0)	(9.1)
Base scenario	4,906.7	—	—	3,932.5	—	—
100 basis point decline	5,297.3	390.6	8.0	4,307.9	375.4	9.5
200 basis point decline	5,717.1	810.4	16.5	4,637.2	704.7	17.9
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
          As of December 31, 2009, we had net unrealized gains of $828.2 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $876.0 million, offset by gross unrealized depreciation of $47.8 million, all of which are related to fixed income securities and common stocks.
          As of December 31, 2009, we were party to floating to fixed interest rate swap contracts with a notional amount of $140.0 million. As of December 31, 2009, the fair value of these contracts is reported in other liabilities at $43 thousand. Net realized investment losses on interest rate swaps totaled $2.0 million for the year ended December 31, 2009.
          During 2008, we entered into Eurodollar futures contracts to manage our interest rate risk with respect to certain investments. During the first quarter of 2009, we closed the futures contracts. A futures contract is a variation of a forward contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. We had entered into the long side, which agrees to buy the underlying currency at the future date at the agreed-upon price. Futures contracts had net realized investment losses of $0.3 million for the year ended December 31, 2009.
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
          Our credit risk exposure, based upon carrying value, as of December 31, 2009 and 2008 (without taking into account amounts pledged as collateral for our benefit of $220.2 million and $291.4 million as of December 31, 2009 and 2008, respectively) was comprised as follows (in millions):

	As of	As of
	December 31,	December 31,
	2009	2008
Fixed income securities	$4,906.7	$3,932.5
Derivatives (primarily credit default swaps)	20.0	111.0
Cash, cash equivalents and short-term investments	1,361.7	2,040.5
Premiums receivable	473.9	496.4
Recoverable from reinsurers	1,165.5	996.5

Total gross exposure	$7,927.8	$7,576.9

          Our risk management strategy with respect to investments in debt instruments is to invest primarily in securities of high credit quality issuers and to limit the amount of credit risk exposure with respect to any one issuer. While we review third party ratings, we carry out our own analysis and do not delegate the credit decision to rating agencies. We endeavor to limit credit exposure by imposing fixed income portfolio limits on individual corporate issuers and limits based on credit quality and may, from time to time, invest in credit default swaps, or other types of derivatives, to further mitigate credit risk exposure.
          The composition of the fair value of our fixed income securities portfolio as of the dates indicated, classified according to the higher of each security’s respective Standard & Poor’s and Moody’s issuer credit ratings, is presented below (in millions):

	As of December 31, 2009		As of December 31, 2008
	Fair		Fair
Issuer Credit Rating	Value	%	Value	%
AAA/Aaa	$3,034.4	61.9%	$3,221.2	81.9%
AA/Aa2	393.0	8.0	302.8	7.7
A/A2	706.5	14.4	77.8	2.0
BBB/Baa2	257.1	5.2	1.4	—
BB/Ba2	143.3	2.9	16.2	0.4
B/B2	87.5	1.8	100.3	2.6
CCC/Caa or lower or not rated	284.9	5.8	212.8	5.4

Total	$4,906.7	100.0%	$3,932.5	100.0%

          As of December 31, 2009, 89.5% of our fixed income portfolio at fair value was rated investment grade (as compared to 91.6% as of December 31, 2008), with 69.9% (primarily consisting of government obligations) being rated AA/Aa2 or better (as compared to 89.6% as of December 31, 2008). As of December 31, 2009, holdings of fixed income securities in the ten issuers (excluding federal governments) to which we had the greatest exposure was $1.6 billion, which was approximately 18.2% of our total invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2009 was $146.3 million, which was approximately 1.7% of our total investment portfolio, or 4.1% of our total shareholders’ equity.
          Our investment portfolio as of December 31, 2009 included $3.1 billion in U.S. taxable and tax exempt state and municipal bonds, most of which were purchased during 2008, and of which approximately $2.0 billion (63.8%) were fully insured by Berkshire Hathaway Assurance Corp. (“BHAC”) for the payment of interest and principal in the event of issuer default; we believe that the BHAC insurance significantly mitigates the credit risk associated with these bonds.
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
          Under a credit default swap, as the buyer, we agree to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of December 31, 2009, all credit default swap contracts held by us have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.
          We obtain market derived fair values for our credit default swaps from third party providers, principally broker-dealers. To validate broker-dealer credit default swap fair value quotations, two reasonability tests are performed. First, we obtain credit default swap bid-spreads from independent broker-dealers (non-counterparty broker-dealers). These spreads are entered as inputs into a discounted cash flow model, which calculates a fair value that is compared for reasonability to the counterparty broker-dealer provided fair values. The discounted cash flow model uses the independently obtained credit default swap bid-spreads to calculate the present value of the remaining protection payments using the appropriate currency-denominated swap curve, with consideration given to various other parameters including single name bid-spread in basis points and the remaining term to maturity of the credit default swap contract. Secondly, a comparison is performed against recently transacted credit default swap values as provided by independent broker-dealers, and to prices reflected in recent trades of identical financial instruments where available.
          The initial premium paid for each credit default swap contract was recorded as a derivative asset and was subsequently adjusted for changes in the unrealized fair value of the contract at each balance sheet date. As these contracts do not qualify for hedge accounting, changes in the unrealized fair value of the contract were recorded as net realized investment gains (losses) on investments in our consolidated statements of operations and comprehensive income. Sales of credit default swap contracts require us to reverse through net gains (losses) on investments any previously recorded unrealized fair value changes since the inception of the contract, and to record the actual amount of the final cash settlement. Derivative assets were reported gross, on a contract-by-contract basis, and are recorded at fair value in other invested assets in the consolidated balance sheet. The sale, expiration or early settlement of a credit default swap will not result in a cash payment owed by us; rather, such an event can only result in a cash payment by a third party purchaser of the contract, or the counterparty, to us. Accordingly, there is no opportunity for netting of amounts owed in settlement. Cash receipts at the date of sale of the credit default swaps were recorded as cash flows from investing activities arising from net sales of assets and liabilities classified as held for trading.

          The total cost of the credit default swaps was $20.6 million and $30.8 million as of December 31, 2009 and 2008, respectively, and the fair value was $10.0 million and $82.8 million, as of December 31, 2009 and 2008, respectively. The notional amount of the credit default swaps was $1.3 billion and $1.8 billion as of December 31, 2009 and 2008, respectively. The credit default swaps had net realized investment losses of $28.7 million and net realized investment gains of $350.7 million for the year ended December 31, 2009, and 2008, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As we fund all of our obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for us to provide collateral.
          The following tables summarize the effect of the credit default swap hedging instruments and related hedged items on our historical financial position, results of operations and cash flows as of and for the years ended December 31, 2009 and 2008 (in millions):

	As of and for the Year Ended December 31, 2009
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals
Credit risk exposures:
Fixed income securities	$4,906.7	$4,906.7	$237.8	$218.6	$456.4	$124.4
Derivatives — other invested assets	6.9	6.9	—	2.9	2.9	(0.2)
Cash, cash equivalents and short-term investments	1,361.7	1,361.7	—	65.9	65.9	65.9
Premiums receivable	473.9	473.9	—	(2.5)	(2.5)	(2.5)
Reinsurance recoverable	1,165.5	1,165.5	—	2.6	2.6	—

Total credit risk exposure	$7,914.7	$7,914.7	237.8	287.5	525.3	187.6

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$410.6	$3.1	—	(1.3)	(1.3)	12.8
Insurance	884.6	6.9	—	(27.4)	(27.4)	21.2

Total credit default swaps	$1,295.2	$10.0	—	(28.7)	(28.7)	34.0

Net equity impact			$237.8	$258.8	$496.6	$221.6

	As of and for the Year Ended December 31, 2008
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Gains	Net Equity	Disposals
Credit risk exposures:
Fixed income securities	$3,932.5	$3,932.5	$133.8	$154.2	$288.0	$316.3
Derivatives — other invested assets	28.2	28.2	—	62.4	62.4	35.1
Cash, cash equivalents and short-term investments	2,040.5	2,040.5	—	(88.0)	(88.0)	(88.0)
Premiums receivable	496.4	496.4	—	(1.5)	(1.5)	(1.5)
Reinsurance recoverable	996.5	996.5	—	(0.1)	(0.1)	—

Total credit risk exposure	$7,494.1	$7,494.1	133.8	127.0	260.8	261.9

Hedging instruments:
Other invested assets:
Credit default swaps:
Mortgage	$—	$—	—	126.2	126.2	269.5
Banking	689.7	21.6	—	38.8	38.8	32.7
Insurance	1,093.2	61.2	—	185.7	185.7	209.9

Total credit default swaps	$1,782.9	$82.8	—	350.7	350.7	512.1

Net equity impact			$133.8	$477.7	$611.5	$774.0

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
          Our holdings of credit default swap contracts have declined significantly in 2009 relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, we revised the financial objectives of our hedging program by determining not to replace our credit default swap hedge position as sales or expiries occurred, primarily based upon our judgment that our exposure to elevated levels of credit risk had moderated, but also due to (i) the significant increase in the cost of purchasing credit protection (reducing the attractiveness of the credit default swap contract as a hedging instrument), (ii) improvement in our capital and liquidity (having benefited significantly from, among other things, $568.9 million in gains from sales of credit default swaps realized since the beginning of 2007), and (iii) our judgment that managing credit risk through means other than the use of derivatives was, given the market environment, once again appropriate for mitigating our credit exposure arising from financial assets. As a result, the effects that credit default swaps as hedging instruments may be expected to have on our future financial position, liquidity and operating results may be expected to diminish relative to the effects in recent years. We continue to evaluate the potential impact of the volatility in the U.S. credit markets on our financial statements and may, if conditions warrant, initiate new credit default swap contracts as a hedging mechanism in the future, although there can be no assurance that we will do so, in an effort to achieve our continuing objective to minimize the potential for loss of value of held assets where, in our view, an unusual or excessive exposure exists.
          For the year ended December 31, 2009, we sold a portion of our credit default swaps, contributing to a decrease in the fair value of the portfolio to $10.0 million as of December 31, 2009, from $82.8 million as of December 31, 2008. The credit default swap portfolio had an average term to expiration of 1.5 years as of December 31, 2009, a decrease from 2.5 years as of December 31, 2008.

     As of December 31, 2009, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.
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
     During the remainder of the fourth quarter of 2008 and continuing into 2009, we increased our investments in equity securities as a result of the opportunities presented by significant declines in valuations. These additions to our portfolio, coupled with the significant appreciation in the value of the worldwide equity markets during 2009, resulted in a significant increase in the value of our equity holdings and, thus, to the exposure to increased loss potential should the equity markets again suffer a significant decline in value. We continue to manage our exposure to market price fluctuations primarily through policies designed to monitor and limit our individual issuer exposures and aggregate equity exposure. However, in late September 2009, we also initiated U.S. equity index total return swap contracts, which as of December 31, 2009 have a notional value of $818.4 million, to protect against potential future broad market downturns. The collateral requirement related to entering the total return swaps was $78.5 million as of December 31, 2009. These total return swap transactions terminate during the third quarter of 2010. The equity index total return swaps, in the aggregate, were in a gain position as of December 31, 2009, and are recorded in other invested assets. Changes in the fair values of equity index and common stock total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. As of December 31, 2009 and 2008, we had aggregate equity holdings with fair value of $2.2 billion (common stocks of $2.1 billion plus preferred stock of $0.1 billion) and $1.6 billion (common stocks), respectively.

     The following tables summarize the effect of equity risk hedging instruments and related hedged items on our historical financial position, results of operations and cash flows as of and for the years ended December 31, 2009 and 2008 (in millions):

	As of and for the Year Ended December 31, 2009
			Effect on Pre-tax:
						Net Cash
	Exposure /		Other	Net Realized		Flow Impact
	Notional	Carrying	Comprehensive	Investment		from
	Value	Value	Income	Gains	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$82.6	$82.6	$0.4	$7.1	$7.5	$(1.1)
Common stocks, at fair value	2,071.0	2,071.0	464.8	7.7	472.5	30.0

Total equity exposure	$2,153.6	$2,153.6	465.2	14.8	480.0	28.9

Hedging instruments:
Other invested assets:
Total return swaps	$818.4	$3.1	—	(30.6)	(30.6)	(33.7)

Total equity hedging instruments	$818.4	$3.1	—	(30.6)	(30.6)	(33.7)

Net equity impact			$465.2	$(15.8)	$449.4	$(4.8)

	As of and for the Year Ended December 31, 2008
			Effect on Pre-tax:
						Net Cash
	Exposure /		Other	Net Realized		Flow Impact
	Notional	Carrying	Comprehensive	Investment		from
	Value	Value	Loss	Gains	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$0.1	$0.1	$0.5	$(0.8)	$(0.3)	$—
Common stocks, at fair value	1,555.1	1,555.1	(153.5)	(326.9)	(480.4)	12.1

Total equity exposure	$1,555.2	$1,555.2	(153.0)	(327.7)	(480.7)	12.1

Hedging instruments:
Other invested assets:
Total return swaps	$—	$—	—	536.4	536.4	540.2
Short positions	—	—	—	12.8	12.8	14.5
Call options	75.3	—	—	(1.2)	(1.2)	(2.2)

Total equity hedging instruments	$75.3	$—	—	548.0	548.0	552.5

Net equity impact			$(153.0)	$220.3	$67.3	$564.6

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

     The following table summarizes the potential impact of a 10% change in our equity and equity-related holdings (including equity hedges where appropriate) on pre-tax other comprehensive income (loss) and pre-tax net income for the years ended December 31, 2009, 2008 and 2007. Certain shortcomings are inherent in the method of analysis presented, as it is based on the assumptions that the equity and equity-related holdings had increased/decreased by 10%, with all other variables held constant, and that all the equity and equity-related instruments move according to a one-to-one correlation with global equity markets.

	Year Ended December 31,
	2009	2008	2007
	Effect on Pre-tax:
Change in global equity markets	Other Comprehensive Income (Loss)
		(In millions)
10% decrease	$215.4	$155.5	$88.7
10% increase	(215.4)	(155.5)	(88.7)

	Year Ended December 31,
	2009	2008	2007
	Effect on Pre-tax:
Change in global equity markets	Net Income
		(In millions)
10% decrease	$(81.5)	$—	$(68.7)
10% increase	81.5	—	68.7
     Generally, a 10% decline in the global equity markets would result in a similar decrease in the value of our equity investment holdings, resulting in decreases in our pre-tax other comprehensive income, as the majority of our equity investment holdings are classified as available for sale. Conversely, a 10% increase in global equity markets would generally result in a similar increase in the value of our equity investment holdings, resulting in increases in our pre-tax other comprehensive income. As the equity hedges held by us as of December 31, 2009 were all entered into at the end of September 2009, and as there were no other equity hedges in our portfolio during 2009 prior to September, the effects of changes in the global equity markets for the year ended December 31, 2009 were not fully offset by the effects of any hedging activities. For the year ended December 31, 2008, however, during which our hedging activities were significant, the effect of changes in global equity markets on pre-tax other comprehensive income and pre-tax income was more than offset by the effect on pre-tax net income of the equity hedges, effected primarily through positions in derivatives, and securities sold but not yet purchased.
     As of December 31, 2009, our equity related holdings in the ten issuers to which we had the greatest exposure totaled $1.6 billion, which was approximately 18.1% of our total invested assets. The exposure to the largest single issuer of equity related holdings held as of December 31, 2009 was $257.0 million, which was approximately 2.9% of our total invested assets, or 7.2% of our total shareholders’ equity.
     Foreign Currency Risk
     Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of December 31, 2009 and 2008, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $2.0 billion and $1.9 billion, or 22.6% and 23.8%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in Euros, which represented 8.1% and 9.7% of our total investments and cash as of December 31, 2009 and 2008, respectively, the British pound, which represented 4.9% and 6.0% of our total investments and cash as of December 31, 2009 and 2008, respectively, and the Canadian dollar, which represented 4.0% and 3.5%, of our total investments and cash as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in foreign currencies would result in a $197.0 million decline in the fair value of our total investments and cash, before taxes.
     Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being Euros, British pounds, and Canadian dollars. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of December 31, 2009 and 2008, we were party to forward currency contracts with notional amounts of $416.3 million and $533.9 million, respectively. As of December 31, 2009 and 2008, the fair value of these contracts is reported in other liabilities and other invested assets at $39.3 million and $28.2 million, respectively. Forward currency contracts had net realized investment losses of $59.9 million and net realized investment gains of $66.7 million for the years ended December 31, 2009 and 2008, respectively.
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
          Decisions regarding other-than-temporary impairments require an evaluation of facts and circumstances at a specific time to determine if an other-than-temporary impairment exists. For our available-for-sale fixed income securities, additional facts are evaluated to determine if the other-than-temporary impairment is related to credit or other factors. For our available-for-sale fixed income securities, should the facts and circumstances change, such that an other-than-temporary impairment is considered appropriate, and additional factors determine that the other-than-temporary impairment is related to credit, we will recognize the impairment by reducing the cost or amortized cost of the investment to its fair value and recording the loss in our consolidated statements of operations. When it is determined that an other-than-temporary impairment for our available-for-sale fixed income securities exists that is related to other factors (e.g., interest rates and market conditions), we will recognize the impairment in other comprehensive income. For our redeemable preferred stock at fair value, should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, we will recognize the impairment by reducing the cost of the investment to its fair value and recording the loss in our consolidated statements of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, we will record a gain or loss based on the adjusted cost or carrying value of the investment.
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

          The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2009	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities
Fixed income securities investment grade:
United States government, government agencies and authorities	$62.2	$(4.3)	9	$—	$—	—	$62.2	$(4.3)	9
States, municipalities and political subdivisions	572.0	(39.3)	6	1.0	(0.1)	1	573.0	(39.4)	7
Foreign governments	—	—	—	8.5	(0.1)	1	8.5	(0.1)	1
Corporate	4.9	(0.1)	1	—	—	—	4.9	(0.1)	1

Total investment grade	639.1	(43.7)	16	9.5	(0.2)	2	648.6	(43.9)	18

Fixed income securities non-investment grade, corporate	41.9	—	3	—	—	—	41.9	—	3

Total fixed income securities	681.0	(43.7)	19	9.5	(0.2)	2	690.5	(43.9)	21
Common stocks, at fair value	36.2	(3.9)	7	—	—	—	36.2	(3.9)	7

Total temporarily impaired securities	$717.2	$(47.6)	26	$9.5	$(0.2)	2	$726.7	$(47.8)	28

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2008	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities
Fixed income securities investment grade:
States, municipalities and political subdivisions	$579.0	$(23.4)	34	$7.9	$(0.7)	2	$586.9	$(24.1)	36
Foreign governments	—	—	—	8.4	—	1	8.4	—	1

Total investment grade	579.0	(23.4)	34	16.3	(0.7)	3	595.3	(24.1)	37

Fixed income securities non-investment grade, corporate	90.5	(13.8)	4	—	(0.1)	1	90.5	(13.9)	5

Total fixed income securities	669.5	(37.2)	38	16.3	(0.8)	4	685.8	(38.0)	42

Redeemable preferred stocks, at fair value	0.1	(0.4)	2	—	—	—	0.1	(0.4)	2
Common stocks, at fair value	596.3	(129.0)	15	—	—	—	596.3	(129.0)	15

Total temporarily impaired securities	$1,265.9	$(166.6)	55	$16.3	$(0.8)	4	$1,282.2	$(167.4)	59

     We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we believe it is likely that we will not be required to sell or liquidate these securities before the fair value recovers the gross unrealized depreciation.

Disclosure of Contractual Obligations
     The following table provides a payment schedule of present and future obligations as of December 31, 2009 (in millions):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long term debt — principal	$490.0	$—	$—	$225.0	$265.0
Long term debt — interest	147.4	29.5	59.1	38.9	19.9
Operating leases	66.4	9.5	13.8	10.1	33.0
Employee benefits	116.5	24.9	35.6	15.2	40.8
Losses and LAE	5,507.8	1,247.6	1,511.6	869.5	1,879.1

Total	$6,328.1	$1,311.5	$1,620.1	$1,158.7	$2,237.8

     For further detail on our long term debt principal and interest payments, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K. For further detail on our operating lease payments, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K. For further detail on our employee benefit plans, see Notes 19 and 20 to our consolidated statements in this Annual Report on Form 10-K.
     For further detail on our losses and LAE, see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K. Our reserves for losses and LAE do not have contractual maturity dates. However, based on historical payment patterns, we have included an estimate of when we expect our losses and LAE to be paid in the table above. The exact timing of the payment of claims cannot be predicted with certainty. We maintain a portfolio of investments with varying maturities and a substantial amount of short-term investments to provide adequate cash flows for the payment of claims. The reserves for unpaid losses and LAE reflected in the table above have not been reduced for reinsurance recoverables on unpaid losses which are reflected in our consolidated balance sheet as an asset of $841.5 million as of December 31, 2009. Based on historical patterns, we estimate that we will collect the recoveries as follows: $192.0 million in less than one year; $222.6 million in one to three years; $133.3 million between three and five years and $293.5 million in more than five years.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	Financial Statements and Supplementary Data
ODYSSEY RE HOLDINGS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	95
Consolidated Balance Sheets as of December 31, 2009 and 2008	96
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	97
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007	98
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	99
Notes to Consolidated Financial Statements	100
Schedules:
I. Summary of Investments — Other than Investments in Related Parties as of December 31, 2009	166
II. Condensed Financial Information of Registrant as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007	167
III. Supplemental Insurance Information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007	171
IV. Reinsurance for the years ended December 31, 2009, 2008 and 2007	172
VI. Supplemental Information (for Property-Casualty Insurance Underwriters) as of December 31, 2009, 2008, 2007 and for the years ended December 31, 2009, 2008 and 2007	173

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Odyssey Re Holdings Corp.:
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Odyssey Re Holdings Corp. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2010

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,971,139 and $3,429,226, respectively)	$4,373,965	$3,594,278
Fixed income securities, held as trading securities, at fair value (amortized cost $598,918 and $474,465, respectively)	532,718	338,209
Redeemable preferred stock, at fair value (cost $108 and $510, respectively)	108	114
Convertible preferred stock, held as trading securities, at fair value (cost $75,000)	82,470	—
Equity securities:
Common stocks, at fair value (cost $1,679,748 and $1,628,611, respectively)	2,071,037	1,555,142
Common stocks, at equity	158,460	141,473
Short-term investments, at fair value (amortized cost $125,100 and $1,202,366, respectively)	125,100	1,202,360
Short-term investments, held as trading securities, at fair value (cost $238,419)	238,403	—
Cash and cash equivalents	941,444	755,747
Cash and cash equivalents held as collateral	56,720	82,374
Other invested assets	146,728	222,841

Total investments and cash	8,727,153	7,892,538
Accrued investment income	79,400	66,575
Premiums receivable	473,878	496,418
Reinsurance recoverable on paid losses	70,511	82,999
Reinsurance recoverable on unpaid losses	841,486	690,171
Prepaid reinsurance premiums	113,047	94,797
Funds held by reinsureds	140,480	128,543
Deferred acquisition costs	126,466	139,069
Federal and foreign income taxes receivable	45,333	52,096
Other assets	167,686	83,303

Total assets	$10,785,440	$9,726,509

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,507,766	$5,250,484
Unearned premiums	691,213	701,955
Reinsurance balances payable	178,428	116,388
Funds held under reinsurance contracts	41,250	55,495
Debt obligations	489,402	489,278
Other liabilities	322,147	285,174

Total liabilities	7,230,206	6,898,774

Commitments and Contingencies (Note 16)
SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 and 2,000,000 Series A shares issued and outstanding, respectively; 1,167,263 and 1,872,000 Series B shares issued and outstanding, respectively	32	39
Common shares, $0.01 par value; 500,000,000 shares authorized; 56,604,650 and 60,264,270 shares issued, respectively	567	603
Additional paid-in capital	515,066	614,203
Treasury shares, at cost (21,321 shares in 2008)	—	(795)
Accumulated other comprehensive income, net of deferred income taxes	546,580	82,421
Retained earnings	2,492,989	2,131,264

Total shareholders’ equity	3,555,234	2,827,735

Total liabilities and shareholders’ equity	$10,785,440	$9,726,509

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2009		2008	2007
	(In thousands, except per share and per
	share amounts)
REVENUES
Gross premiums written		$2,195,035	$2,294,542	$2,282,682
Ceded premiums written		301,222	263,721	193,239

Net premiums written		1,893,813	2,030,821	2,089,443
Decrease in net unearned premiums		33,599	45,543	31,094

Net premiums earned		1,927,412	2,076,364	2,120,537
Net investment income		317,894	255,199	329,422
Net realized investment gains (losses):
Net realized investment gains		312,964	1,050,951	593,626
Other-than-temporary impairment losses		(127,013)	(358,692)	(54,490)

Total net realized investment gains		185,951	692,259	539,136

Total revenues		2,431,257	3,023,822	2,989,095

EXPENSES
Losses and loss adjustment expenses		1,301,996	1,508,725	1,408,364
Acquisition costs		375,259	418,005	437,257
Other underwriting expenses		185,688	175,013	178,555
Other expense, net		44,416	60,419	14,006
Interest expense		31,040	34,180	37,665

Total expenses		1,938,399	2,196,342	2,075,847

Income before income taxes		492,858	827,480	913,248

Federal and foreign income tax provision (benefit):
Current		153,250	533,899	201,803
Deferred		(32,706)	(255,427)	115,870

Total federal and foreign income tax provision		120,544	278,472	317,673

Net income		372,314	549,008	595,575
Preferred dividends		(5,233)	(7,380)	(8,345)
Gain on purchase of Series B preferred shares		7,997	1,456	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS		$375,078	$543,084	$587,230

BASIC
Weighted average common shares outstanding		N/A	63,384,032	70,443,600
Basic earnings per common share	$	N/A	$8.46	$8.26
DILUTED
Weighted average common shares outstanding		N/A	63,870,337	71,387,255
Diluted earnings per common share	$	N/A	$8.43	$8.19
DIVIDENDS
Dividends declared per common share		$0.225	$0.275	$0.250
COMPREHENSIVE INCOME
Net income		$372,314	$549,008	$595,575
Other comprehensive income (loss), net of tax		464,159	(1,217)	76,190

Comprehensive income		$836,473	$547,791	$671,765

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except share amounts)
PREFERRED SHARES (par value)
Balance, beginning of year	$39	$40	$40
Preferred shares purchased	(7)	(1)	—

Balance end of year	32	39	40

COMMON SHARES (par value)
Balance, beginning of year	603	697	712
Common shares repurchased and retired	(18)	(95)	(26)
Common shares cancelled due to Merger (see Note 1)	(18)	—	—
Common shares issued	—	1	11

Balance end of year	567	603	697

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	614,203	970,020	1,029,349
Adjustment to the beginning balance due to a change in accounting	—	—	11,170

Adjusted beginning balance	614,203	970,020	1,040,519
Common shares repurchased and retired	(73,745)	(351,258)	(94,457)
Preferred shares purchased	(17,173)	(3,119)	—
Net change due to stock option exercises and restricted share awards	(13,105)	(12,028)	(10,384)
Net effect of share-based compensation	4,701	9,465	8,211
Common shares issued	167	1,123	25,825
Common shares cancelled due to Merger (see Note 1)	18	—	—
Effect of a change in accounting standard	—	—	306

Balance end of year	515,066	614,203	970,020

TREASURY SHARES (at cost)
Balance, beginning of year	(795)	(6,250)	(2,528)
Purchases of treasury shares	(18,001)	(14,048)	(16,555)
Reissuance of treasury shares	17,606	19,503	12,833
Cancellation of treasury shares due to Merger (see Note 1)	1,190	—	—

Balance end of year	—	(795)	(6,250)

ACCUMULATED OTHER COMPREHENSIVE INCOME NET OF DEFERRED INCOME TAXES
Balance, beginning of year	82,421	85,023	25,329
Unrealized net appreciation (depreciation) on securities, net of reclassification adjustments	463,169	(13,149)	77,783
Foreign currency translation adjustments	2,768	4,109	(1,658)
Benefit plan liabilities	(1,778)	7,823	65
Cumulative effect of changes in accounting	—	(1,385)	(16,496)

Balance end of year	546,580	82,421	85,023

RETAINED EARNINGS
Balance, beginning of year	2,131,264	1,605,170	1,030,677
Adjustment to the beginning balance due to a change in accounting	—	—	(11,170)

Adjusted beginning balance	2,131,264	1,605,170	1,019,507
Net income	372,314	549,008	595,575
Gain on purchase of Series B preferred shares	7,997	1,456	—
Dividends to preferred shareholders	(5,233)	(7,380)	(8,345)
Dividends to common shareholders	(13,353)	(17,357)	(17,757)
Cumulative effect of changes in accounting	—	367	16,190

Balance end of year	2,492,989	2,131,264	1,605,170

TOTAL SHAREHOLDERS’ EQUITY	$3,555,234	$2,827,735	$2,654,700

COMMON SHARES OUTSTANDING
Balance, beginning of year	60,242,949	69,521,494	71,140,948
Shares cancelled due to Merger (see Note 1)	(1,847,272)	—	—
Repurchased and retired	(1,789,100)	(9,480,756)	(2,636,989)
Net treasury shares (acquired) reissued	(10,927)	141,911	(85,564)
Shares issued	9,000	60,300	1,103,099

Balance end of year	56,604,650	60,242,949	69,521,494

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$372,314	$549,008	$595,575
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Decrease (increase) in premiums receivable and funds held, net	66,698	(15,960)	(31,559)
Decrease in unearned premiums and prepaid reinsurance premiums, net.	(33,399)	(37,495)	(27,099)
Increase in unpaid losses and loss adjustment expenses, net	43,246	293,754	72,436
Change in current and deferred federal and foreign income taxes, net	(235,274)	(73,183)	93,738
Decrease (increase) in deferred acquisition costs	13,612	8,304	(914)
Change in other assets and liabilities, net	(57,257)	64,422	(8,791)
Net realized investment gains	(185,951)	(692,259)	(539,136)
Bond (discount) premium amortization, net	(13,319)	6,091	(3,582)
Amortization of compensation plans	26,226	9,466	6,714

Net cash (used in) provided by operating activities	(3,104)	112,148	157,382

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities, available for sale	206,909	121,418	19,829
Sales of fixed income securities, available for sale	446,906	4,650,338	536,372
Purchases of fixed income securities, available for sale	(1,134,974)	(3,581,390)	(1,531,002)
Sales of equity securities	597,640	65,838	358,483
Purchases of equity securities	(623,844)	(1,255,902)	(365,399)
Sales of other invested assets	29,366	1,159,278	59,087
Purchases of other invested assets	(29,828)	(35,707)	(56,182)
Net change in cash and cash equivalents held as collateral	30,407	196,573	63,929
Net change in obligation to return borrowed securities	—	(47,853)	1,342
Sales of trading securities	247,669	6,351	52,672
Purchases of trading securities	(622,721)	(243,573)	(21,311)
Net change in short-term investments	1,096,288	(712,105)	(348,637)
Acquisition of subsidiary and net assets of a business, net of cash acquired	(3,357)	(9,132)	—

Net cash provided by (used in) investing activities	240,461	314,134	(1,230,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares repurchased and retired	(72,573)	(354,076)	(92,165)
Purchase of treasury shares	(18,001)	(14,048)	(17,259)
Purchase of Series B preferred shares	(9,183)	(1,664)	—
Dividends paid to preferred shareholders	(5,882)	(7,526)	(8,369)
Dividends paid to common shareholders	(13,353)	(17,357)	(17,757)
Proceeds from exercise of stock options	851	3,527	2,530
Excess tax benefit from compensation plans	3,816	1,301	1,503

Net cash used in financing activities	(114,325)	(389,843)	(131,517)

Effect of exchange rate changes on cash and cash equivalents	62,665	(178,655)	41,119

Increase (decrease) in cash and cash equivalents	185,697	(142,216)	(1,163,833)
Cash and cash equivalents, beginning of year	755,747	897,963	2,061,796

Cash and cash equivalents, end of year	$941,444	$755,747	$897,963

Supplemental disclosures of cash flow information:
Interest paid	$30,555	$33,779	$36,985

Income taxes paid	$355,943	$348,390	$224,621

Non-cash activity (see Note 13) Conversion of 4.375% convertible debentures	$—	$—	$(23,474)

Issuance of common stock	$—	$—	$23,474

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
          Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited, Newline Underwriting Management Limited, which manages Newline Syndicate (1218), a member of Lloyd’s of London, Newline Insurance Company Limited (“NICL”), Newline Corporate Name Limited (“NCNL”), which provides capital for and receives the distributed earnings from Newline Syndicate (1218) (collectively, “Newline”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of December 31, 2009, Fairfax Financial Holdings Limited (“Fairfax”), a publicly traded financial services holding company based in Canada, owned 100.0% of OdysseyRe.
          On September 18, 2009, Fairfax and OdysseyRe announced that they had entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which Fairfax would promptly commence a tender offer to acquire all of the outstanding shares of common stock of OdysseyRe that Fairfax and its subsidiaries did not currently own, for $65.00 in cash per share, representing total cash consideration of approximately $1.1 billion. Pursuant to the Merger Agreement, on September 23, 2009, Fairfax commenced a tender offer for all of the outstanding shares of common stock of OdysseyRe (the “Offer”) other than shares owned by Fairfax and its subsidiaries for $65.00 in cash per share. The Board of Directors of OdysseyRe, following the unanimous recommendation of a special committee comprised solely of independent directors which had been formed to review and consider any Fairfax proposal, recommended that OdysseyRe’s minority stockholders tender their shares to the Fairfax offer and vote or consent to approve and adopt the Merger Agreement if it were to be submitted for their approval and adoption.
          Pursuant to the Offer, which expired on October 21, 2009 at 12:00 midnight, New York City time, Fairfax acquired a total of approximately 14.3 million shares of common stock of OdysseyRe (the “Tendered Shares”). The Tendered Shares, combined with the shares previously owned by Fairfax and its subsidiaries, represented approximately 97.1% of the 58,451,922 shares of common stock of OdysseyRe outstanding. Following the purchase of the Tendered Shares, Fairfax caused a short-form merger pursuant to which Fairfax Investments USA Corp., a newly-formed, wholly-owned subsidiary of Fairfax, merged with and into OdysseyRe (the “Merger”).
          The Merger was effected on October 28, 2009 pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”) by the execution and filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware. As a result of the Merger, all of the remaining shares of OdysseyRe’s common stock held by the remaining minority shareholders of OdysseyRe (the “Remaining Shares”) were cancelled and, subject to appraisal rights under Delaware law, converted into the right to receive $65.00 per share in cash, without interest, and subject to any applicable withholding of taxes. As a result of the Merger, Fairfax and its subsidiaries became the owner of 100% of the outstanding shares of the Company’s common stock. The Company subsequently withdrew its shares of common stock from listing on the New York Stock Exchange and terminated registration of these shares under the Securities Exchange Act of 1934. All common shares remaining in treasury following the Merger were cancelled.
2. Summary of Significant Accounting Policies
          (a) Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          (b) Investments. The majority of the Company’s investments in fixed income securities and common stocks are categorized as “available for sale” and are recorded at their estimated fair value based on quoted market prices. Certain investments, including fixed income securities that contain embedded derivatives, are reflected in trading securities (see Note 3), while most investments in common stocks of affiliates are carried at the Company’s proportionate share of the equity of those affiliates. Short-term investments (some of which are classified as “available for sale”, and some of which are classified as “held as trading”), which have a maturity of one year or less from the date of purchase, are carried at fair value. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments in limited partnerships and investment funds have been reported in other invested assets. Other invested assets also include trust accounts relating to the Company’s benefit plans and derivative securities, all of which are carried at fair value. The Company routinely evaluates the carrying value of its investments in common stocks of affiliates and in partnerships and investment funds. In the case of limited partnerships and investment funds, the carrying value is generally established on the basis of the net valuation criteria as determined by the managers of the investments. Such valuations could differ significantly from the values that would have been available had markets existed for the securities. Investment transactions are recorded on their trade date, with balances pending settlement reflected in the consolidated balance sheet as a component of other assets or other liabilities.
          Investment income, which is reported net of applicable investment expenses, is recorded as earned. Realized investment gains or losses are determined on the basis of average cost. The Company records, in investment income, its proportionate share of income or loss, including realized gains or losses, for those securities for which the equity method of accounting is utilized, which include most common stocks of affiliates, limited partnerships and investment funds. Due to the timing of when financial information is reported by equity investees and received by the Company, including limited partnerships and investment funds, results attributable to these investments are generally reported by the Company on a one month or one quarter lag. Unrealized appreciation and depreciation related to trading securities is recorded as realized investment gains or losses in the consolidated statements of operations.
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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          (e) Goodwill and Intangible Assets. The Company accounts for goodwill and intangible assets as permitted or required by GAAP. A purchase price paid that is in excess of net assets arising from a business combination is recorded as an asset (“goodwill”) and is not amortized. Intangible assets with a finite life are amortized over the estimated useful life of the asset. Intangible assets with an indefinite useful life are not amortized. Goodwill and intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. If the goodwill or intangible asset is impaired, it is written down to its realizable value with a corresponding expense reflected in the consolidated statements of operations. The Company has determined that its goodwill and intangible assets are not impaired as of December 31, 2009 and 2008.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table reflects the carrying amount of goodwill, intangible assets with an indefinite life and intangible assets with a finite life as of December 31, 2009 and 2008 (in thousands):

		Intangible Assets
		Indefinite	Finite
	Goodwill	Life	Life	Total
Balance, January 1, 2008	$24,708	$5,813	$4,375	$34,896
Acquired during 2008	8,669	—	8,340	17,009
Amortization during 2008	—	—	(1,575)	(1,575)

Balance, December 31, 2008	33,377	5,813	11,140	50,330

Acquired during 2009	3,357	—	—	3,357
Amortization during 2009	—	—	(2,642)	(2,642)

Balance, December 31, 2009	$36,734	$5,813	$8,498	$51,045

     The Company amortized $0.8 million for the year ended December 31, 2007, related to its intangible assets with a finite life. The Company did not incur any impairment of its intangible assets during 2009, 2008 or 2007.
     The following table provides the estimated amortization expense related to intangible assets for the succeeding five years (in thousands):

	Years Ended December 31,
	2010	2011	2012	2013	2014
Amortization of intangible assets	$2,047	$1,858	$1,698	$1,312	$459
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
          The reserve for unpaid losses and loss adjustment expenses is based on the Company’s evaluations of reported claims and individual case estimates received from ceding companies for reinsurance business or the estimates advised by the Company’s claims adjusters for insurance business. The Company utilizes generally accepted actuarial methodologies to determine reserves for losses and loss adjustment expenses on the basis of historical experience and other estimates. The reserves are reviewed continually during the year and changes in estimates in losses and loss adjustment expenses are reflected as an expense in the consolidated statements of operations in the period the adjustment is made. Reinsurance recoverables on unpaid losses and loss adjustment expenses are reported as assets. A reserve for uncollectible reinsurance recoverables is established based on an evaluation of each reinsurer or retrocessionaire and historical experience. The Company uses tabular reserving for workers’ compensation indemnity loss reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Workers’ compensation indemnity loss reserves have been discounted using the Life Table for Total Population: United States, 2004.
          (g) Deposit Assets and Liabilities. The Company may enter into assumed and ceded reinsurance contracts that contain certain loss limiting provisions and, as a result, do not meet the risk transfer provisions of GAAP accounting standards. These contracts are accounted for using the deposit accounting method in accordance with GAAP. Under the deposit method of accounting, revenues and expenses from reinsurance contracts are not recognized as written premium and incurred losses. Instead, the profits or losses from these contracts are recognized net, as other income or expense over the contract or contractual settlement periods. In accordance

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with this accounting standard, these contracts are deemed as either transferring only significant timing risk or only significant underwriting risk or transferring neither significant timing nor underwriting risk.
          For such contracts, the Company initially records the amount of consideration paid as a deposit asset or received as a deposit liability. Revenue or expense is recognized over the term of the contract, with any deferred amount recorded as a component of assets or liabilities until such time it is earned. The ultimate asset or liability under these contracts is estimated, and the asset or liability initially established, which represents consideration received, is increased or decreased over the term of the contract. The change during the period is recorded in the Company’s consolidated statements of operations, with increases and decreases in the ultimate asset or liability shown in other expense, net. As of December 31, 2009 and 2008, the Company had reflected in other assets $7.8 million and $8.0 million, respectively, and in other liabilities $1.6 million and $1.1 million, respectively, related to deposit contracts. In cases where cedants retain the consideration on a funds held basis, the Company records those assets in other assets, and records the related investment income on the assets in the Company’s consolidated statements of operations as investment income.
          (h) Income Taxes. The Company records deferred income taxes to provide for the net tax effect of temporary differences between the carrying values of assets and liabilities in the Company’s consolidated financial statements and their tax bases. Such differences relate principally to deferred acquisition costs, unearned premiums, unpaid losses and loss adjustment expenses, investments and tax credits. Deferred tax assets are reduced by a valuation allowance when the Company believes it is more likely than not that all or a portion of deferred taxes will not be realized. As of December 31, 2009 and 2008, a valuation allowance was not required. During the third quarter of 2006, Fairfax reduced its ownership of the Company to below 80%, and as a result, the Company was deconsolidated from the United States tax group of Fairfax. Accordingly, the Company filed or will file separate company tax returns for the period August 2, 2006 to October 20, 2009. As a result of the Merger, effective October 28, 2009, the Company rejoined the United States tax group of Fairfax. The Merger had no effect on the Company’s tax position (see Note 15). The Company has elected to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of December 31, 2009 and 2008, the Company has not recorded any interest or penalties.
          (i) Derivatives. The Company utilizes derivative instruments to manage against potential adverse changes in the value of its assets and liabilities. Derivatives include credit default swaps, call options and warrants, total return swaps, interest rate swaps, forward currency contracts and other equity and credit derivatives. In addition, the Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date on fixed income securities or convert fixed income securities to equity securities. The Company categorizes these investments as trading securities, and changes in fair value are recorded as realized investment gains or losses in the consolidated statements of operations. All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at their fair value. Gains or losses from changes in the derivative values are reported based on how the derivative is used and whether it qualifies for hedge accounting. As the Company’s derivative instruments do not qualify for hedge accounting, changes in fair value are included in realized investment gains and losses in the consolidated statements of operations. Margin balances required by counterparties in support of derivative positions are included in fixed income securities, available for sale.
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
          The following table presents the foreign exchange effect, net of tax, on certain line items in the Company’s financial statements for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Statement of operations:
Net investment income	$1,771	$(4,693)	$2,797
Net realized investment gains	7,449	11,435	87,942
Other expense, net	(4,233)	(45,796)	1,204

Income before income taxes	4,987	(39,054)	91,943
Total federal and foreign income tax (benefit) provision	(1,745)	13,669	(32,180)

Net income	3,242	(25,385)	59,763
Other comprehensive income (loss), net of tax	2,768	4,109	(1,658)

Total effect on comprehensive income and shareholders’ equity	$6,010	$(21,276)	$58,105

          (l) Earnings Per Share. Prior to the Merger, the Company calculated earnings per share using the two-class method. The Company treated unvested share-based payment awards that had non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in the calculation. Under the Company’s former restricted share plan, the grantees had non-forfeitable rights to dividends before the vesting date and, accordingly, the restricted shares were considered participating securities. During the fourth quarter of 2009, Fairfax attained 100% ownership of the Company; accordingly, the Company has not presented earnings per share for the year ended December 31, 2009.
          (m) Stock-Based Compensation Plans. Prior to the Merger, the Company accounted for its share-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Share-Based Payment.” Following the acquisition, the Company established the Restricted Share and Equity Value Plan (the “Plan”). Under the terms of the Plan, each restricted equity value right (“REVRs”) will have a value (the “REVR Value”) equal to the total shareholders’ equity of the Company attributable to the common equity as of the last day of the most recently completed quarter of the Company for which Fairfax has publicly released its earnings report, or in the event that Fairfax does not intend to publicly release an earnings report, for which financial statements that report the Company’s book value are available, as adjusted for dividends, capital contributions or other extraordinary events (in each case, as determined by the Board of Directors of the Company or the Compensation Committee thereof, in its sole discretion), divided by 58,443,149 (which is the number of Company common shares outstanding as of September 30, 2009). Upon vesting of a REVR, a participant will receive a single sum cash payment equal to the REVR Value as of the applicable vesting date, less any applicable withholding of taxes. The Company accounts for the Plan as a liability plan in accordance with ASC 718.
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

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reinsured is an account used to record an asset resulting from the ceding company, in accordance with the contractual terms, withholding a portion of the premium due the Company as a guarantee that the Company will meet its loss and other obligations.
          (p) Fixed Assets. Fixed assets, with a net book value of $11.5 million and $10.7 million as of December 31, 2009 and 2008, respectively, are included in other assets. Property and equipment are recorded at cost. Depreciation and amortization are generally computed on a straight-line basis over the following estimated useful lives:

Leasehold improvements	10 years or term of lease, if shorter
Electronic data processing equipment and furniture	5 years
Personal computers and software	3 years
          Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $4.6 million, $5.1 million and $9.5 million, respectively.
3. Recent Accounting Pronouncements
          In December 2008, the FASB issued an accounting standard to require enhanced disclosures regarding the major categories of plan assets, concentrations of risk, inputs and valuation techniques used to measure the fair value of plan assets and the effect of using unobservable inputs (Level 3 classification under the fair value accounting standard). The disclosure requirements of this standard were adopted as of December 31, 2009 and are included in these consolidated financial statements.
          In June 2009, the FASB issued an accounting standard to provide a timeline for the application of the codification project (“Codification”), which, effective July 1, 2009, eliminated the current four levels of hierarchy of authoritative accounting and reporting guidance and provides one source for authoritative accounting and reporting. The Codification does not change existing GAAP, as such affects the Company. The Codification was adopted by the Company in the third quarter of 2009.
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
          In April 2009, the FASB issued an accounting standard that provides additional guidance for the measurement of other-than-temporary impairments on debt securities classified as available-for-sale and held-to-maturity. This accounting standard requires entities to separate their other-than-temporary impairment charges on available-for-sale or held-to-maturity debt securities into credit and other components. An other-than-temporary impairment charge resulting from credit-related losses associated with an impaired debt security should be recorded to earnings, while an other-than-temporary impairment resulting from other factors (i.e., interest rates and market conditions) should be recognized in other comprehensive income. In addition, if an other-than-temporary impairment exists that is related to factors other than credit, and it is more likely than not that the Company will have to sell the security prior to recovery, the other-than-temporary impairment should be recorded in earnings. Also, this accounting standard provides additional presentation and disclosure guidance for debt and equity securities. The adoption of this accounting standard as of April 1, 2009, did not have an impact on consolidated shareholders’ equity or net income.
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
          In June 2008, the FASB issued an accounting standard that addresses the calculation of earnings per share for entities with instruments granted in share-based payment transactions that are participating securities prior to vesting and therefore should be included in the earnings allocation in calculating earnings per share under the two-class method. This accounting standard requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. Under the Company’s restricted share plan, the grantees have non-forfeitable rights to dividends before the vesting date and, accordingly, the restricted shares are participating securities. On January 1, 2009, the Company adopted the accounting standard on a retrospective basis. The adoption of this accounting standard resulted in a reduction of diluted earnings per share to common shareholders of $0.07 and $0.04 for the years ended December 31, 2008 and 2007, respectively.
          In May 2008, the FASB issued an accounting standard to clarify the guidance related to convertible debt with options to settle partially or fully in cash. This accounting standard does not change the accounting for convertible debt that does not offer a cash settlement feature, nor does it apply if the conversion feature is accounted for as an embedded derivative or for convertible preferred stock. On January 1, 2009, the Company adopted the accounting standard and applied it on a retrospective basis to the Company’s convertible senior debentures issued in June 2002 (see Note 13). As of May 1, 2007, all of the convertible senior debentures had been either repurchased by the Company or converted into shares of the Company’s common stock. The adoption of this accounting standard resulted in a cumulative increase, as of May 1, 2007, to additional paid-in capital and a corresponding decrease to retained earnings of $11.5 million.
          In March 2008, the FASB issued an accounting standard that requires additional disclosures for derivative and hedging activities. On January 1, 2009, the Company adopted the disclosure provisions of this accounting standard.
4. Business Combinations
          In 2004, Hudson Specialty purchased 40% of Hooghuis Group LLC (“Hooghuis”), an underwriting agency specializing in U.S. directors’ and officers’ liability insurance. On June 9, 2008, Hudson Specialty purchased the remaining 60% of the outstanding shares of Hooghuis at a cost of $5.3 million. As a result of the acquisition, the Company acquired $9.9 million in assets (including $2.9 million in intangible assets, which is being amortized over the expected lives of such assets, and $1.0 million in goodwill) and $5.5 million in liabilities. As of December 31, 2009, the unamortized balance of the intangible assets was $1.8 million. On May 27, 2009, Hudson Specialty made a $3.4 million payment as final settlement for contingent consideration on its original 40% interest in Hooghuis, which has been reflected as additional goodwill.
          On August 29, 2008, Hudson purchased certain assets and liabilities associated with the crop insurance business previously produced by CropUSA Insurance Agency, Inc. (“CropUSA”) for cash consideration of $8.0 million. Since 2006, CropUSA had acted as managing general underwriter for Hudson in the crop insurance sector. The acquisition resulted in an increase of $34.1 million in assets (including $7.7 million in goodwill and $5.5 million in intangible assets, which will be amortized over the expected lives of such assets) and $26.1 million in liabilities. As of December 31, 2009, the unamortized balance of the intangible assets was $3.8 million.

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Earnings Per Common Share
          As discussed in Note 3 to the consolidated financial statements, on January 1, 2009 the Company adopted, on a retrospective basis, an accounting standard that resulted in the Company treating its unvested share-based payment awards as a separate class of securities for the purpose of calculating earnings per share. As a result of the Merger (see Note 1), Fairfax attained 100% ownership of the Company; accordingly, the Company has not presented earnings per common share for the year ended December 31, 2009. The following table shows the allocation of net income as calculated in accordance with the accounting standard for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net income	$549,008	$595,575
Preferred dividends	(7,380)	(8,345)
Gain on purchase of Series B preferred shares	1,456	—

Net income available to common shareholders	$543,084	$587,230

Allocation of net income for basic earnings per share:
Common shares	$536,135	$581,535
Participating securities	6,949	5,695

Net income available to common shareholders	$543,084	$587,230

          Net income per common share for the years ended December 31, 2008 and 2007 as presented in the following table has been computed based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	2008	2007
Net income to common shares — basic	$536,135	$581,535
Interest on 4.375% convertible senior debentures, net of tax	—	177
Undistributed earnings allocated to share-based payments	2,544	2,749

Net income to common shares — diluted	$538,679	$584,461

Weighted average common shares outstanding — basic	63,384,032	70,443,600
Effect of dilutive shares:
Stock options	106,912	171,897
Restricted shares	379,393	420,038
4.375% convertible senior debentures	—	351,720

Total effect of dilutive shares	486,305	943,655

Weighted average common shares outstanding — diluted	63,870,337	71,387,255

Net earnings per common share:
Basic	$8.46	$8.26
Diluted	8.43	8.19
          In calculating diluted earnings per share, the Company is required to evaluate each stock option and restricted stock grant to determine if it is dilutive or anti-dilutive in nature. For the years ended December 31, 2008 and 2007, respectively, 110,537, and 31,926 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share, due to the anti-dilutive effect.
          Net income per participating security for the years ended December 31, 2008 and 2007, as presented in the following table, has been computed based upon weighted average restricted shares outstanding (in thousands, except share and per share amounts):

	2008	2007
Net income to participating securities — basic	$6,949	$5,695

Weighted average restricted shares outstanding — basic	822,928	690,847
Net earnings per participating security — basic	$8.45	$8.24
6. Fair Value Measurements
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
          Level 3: Level 3 financial instruments are financial assets and liabilities for which the values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company’s own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability.
          The Company is responsible for determining the fair value of its investment portfolio by utilizing market

ODYSSEY RE HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
driven fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques that make use of current market data. For the majority of the Company’s investment portfolio, the Company uses quoted prices and other information from independent pricing sources in determining fair values.
          For determining the fair value of its Level 1 investments, the Company utilizes quoted market prices. The majority of the Company’s Level 1 investments are common stocks that are actively traded in a public market. Short-term investments and cash equivalents, for which the cost basis approximates fair value, are also classified as Level 1 investments.
          The Company’s Level 2 investments, the majority of which are in government, corporate and municipal fixed income securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of credit default swaps, which are classified as Level 2, the Company utilizes broker-dealer quotes that include observable credit spreads. Also included in Level 2 are inactively traded convertible corporate debentures that are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation. During the year ended December 31, 2009, the Company transferred $47.8 million of Level 3 investments to Level 2 after determining that broker-dealer quotes were available to determine the fair value of the instruments.
          The Company uses valuation techniques to establish the fair value of Level 3 investments. During the year ended December 31, 2009, the Company purchased $19.9 million of investments that are classified as Level 3. As of December 31, 2009, the Company held $47.5 million of investments that are classified as Level 3. These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar assets, where available.
          A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are generally reported as transfers in or out of the Level 3 category as of the beginning of the period in which the reclassifications occur. The Company has determined, after carefully considering the impact of recent economic conditions and liquidity in the credit markets on the Company’s portfolio, that it should not re-classify any of its investments from Level 1 or Level 2 to Level 3. However, during the third quarter of 2009, the Company transferred its investment in Advent Capital (Holdings) PLC (“Advent”) from Level 2 to Level 3, following Advent’s delisting from the London Stock Exchange.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements as of December 31, 2009
	Asset / Liability	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets / Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Fixed income securities, available for sale:
United States government, government agencies and authorities	$141,037	$—	$141,037	$—
States, municipalities and political subdivisions	3,087,556	—	3,087,556	—
Foreign governments	796,611	—	796,611	—
Corporate	348,761	—	348,761	—

Total fixed income securities, available for sale	4,373,965	—	4,373,965	—
Fixed income securities, held as trading securities:
Foreign governments	99,399	—	99,399	—
Mortgage-related	70,344	—	56,098	14,246
Corporate	362,975	—	362,975	—

Total fixed income securities, held as trading securities	532,718	—	518,472	14,246
Redeemable preferred stock, available for sale	108	—	108	—
Convertible preferred stock, held as trading securities	82,470	—	82,470	—
Common stocks, available for sale	2,071,037	2,035,131	35,906	—
Short-term investments, available for sale	125,100	125,100	—	—
Short-term investments, held as trading securities	238,403	238,403	—	—
Cash equivalents	776,136	776,136	—	—
Derivatives	19,981	—	19,981	—
Other investments	46,131	1,553	11,280	33,298

Total assets measured at fair value	$8,266,049	$3,176,323	$5,042,182	$47,544

Derivative liabilities	$39,295	$—	$39,295	$—

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements as of December 31, 2008
	Asset / Liability	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets / Liabilities	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Fixed income securities, available for sale:
United States government, government agencies
and authorities	$353,709	$—	$353,709	$—
States, municipalities and political subdivisions	2,278,452	—	2,278,452	—
Foreign governments	840,203	—	839,203	1,000
Corporate	121,914	—	121,914	—

Total fixed income securities, available for sale	3,594,278	—	3,593,278	1,000
Fixed income securities, held as trading securities:
Foreign governments	84,055	—	84,055	—
Mortgage-related	66,423	—	—	66,423
Corporate	187,731	—	187,731	—

Total fixed income securities, held as trading securities	338,209	—	271,786	66,423
Redeemable preferred stock, available for sale	114	7	107	—
Common stocks, available for sale	1,555,142	1,527,825	27,317	—
Short-term investments, available for sale	1,202,360	1,174,016	28,344	—
Cash equivalents	472,544	472,544	—	—
Derivatives	111,069	—	111,069	—
Other investments	27,693	1,552	26,141	—

Total assets measured at fair value	$7,301,409	$3,175,944	$4,058,042	$67,423

Derivative liabilities	$101	$68	$33	$—

          The following tables provide a summary of changes in the fair value of Level 3 financial assets for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008	2009	2008
	Fixed Income	Fixed Income	Other Invested	Equity
	Securities	Securities	Assets	Securities
Beginning balance	$67,423	$1,000	$—	$8,147
Total realized investment (losses) gains included in net income	(266)	(4,767)	(25)	7,827
Purchases	19,159	72,663	700	—
Settlements	(24,283)	(1,473)	—	(15,974)
Transfers from Level 2 to Level 3	—	—	32,623	—
Transfers from Level 3 to Level 2	(47,787)	—	—	—

Ending balance	$14,246	$67,423	$33,298	$—

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table presents realized investment gains (losses) included in net income related to Level 3 assets for the years ended December 31, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2009	2008
	Net Realized	Net Realized
	Investment Gains	Investment Gains
	(Losses) on	(Losses) on
	Fixed Income	Fixed Income
	Securities	Securities
Realized investment gains related to securities sold	$6,466	$916
Realized investment losses related to securities held	(6,732)	(5,683)

Total net realized investment losses relating to Level 3 assets	$(266)	$(4,767)

	Year Ended December 31,
	2009	2008
	Net Realized	Net Realized
	Investment	Investment
	Losses on	Gains on
	Other Invested	Equity
	Assets	Securities
Realized investment gains related to securities sold	$—	$7,827
Realized investment losses related to securities held	(25)	—

Total net realized investment (losses) gains relating to Level 3 assets	$(25)	$7,827

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
          On January 1, 2008, the Company elected the FVO for its investment in Advent. At the time, Advent was publicly traded on a foreign stock exchange and its traded price was determined to be a better indicator of its value than its carrying value under the equity method. During the third quarter of 2009, Fairfax and certain of its subsidiaries, including the Company, purchased additional shares of Advent, bringing Fairfax’s ownership in Advent to 97.0%. The remaining 3.0% of the outstanding shares of Advent were purchased by Fairfax during the fourth quarter of 2009, resulting in 100.0% ownership in Advent’s common stock, of which the Company holds 22.8%.
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
          To determine the fair value of Advent, the Company evaluates observable price-to-book multiples of peer companies and applies such to Advent’s most recently available book value per share. As of December 31, 2009, Advent is recorded at fair value of $32.9 million in other invested assets, with related changes in fair value recognized as a realized investment gain or loss in the period in which they occur. The change in Advent’s fair value resulted in the recognition of a realized investment gain of $6.2 million for the year ended December 31,

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2009 and a realized investment loss of $9.0 million for the year ended December 31, 2008. Advent’s value as of December 31, 2009, calculated in accordance with the equity method of accounting, would have been $38.6 million.
          As of December 31, 2009, the Company has not elected the FVO for any of its liabilities.
7. Investments and Cash
     A summary of the Company’s investment portfolio as of December 31, 2009, excluding common stocks, at equity, other invested assets, fixed income securities held as trading securities, convertible preferred stock held as trading securities and short-term investments held as trading securities is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value
Fixed income securities, available for sale:
United States government, government agencies and authorities	$138,033	$7,309	$4,305	$141,037
States, municipalities and political subdivisions	2,808,873	318,037	39,354	3,087,556
Foreign governments	748,680	48,060	129	796,611
Corporate	275,553	73,292	84	348,761

Total fixed income securities, available for sale	3,971,139	446,698	43,872	4,373,965
Redeemable preferred stock, at fair value	108	—	—	108
Common stocks, at fair value	1,679,748	395,222	3,933	2,071,037
Short-term investments, at fair value	125,100	—	—	125,100
Cash and cash equivalents	941,444	—	—	941,444
Cash and cash equivalents held as collateral	56,720	—	—	56,720

Total	$6,774,259	$841,920	$47,805	$7,568,374

          Common stocks accounted for under the equity method of accounting were carried at $158.5 million as of December 31, 2009, reflecting gross unrealized appreciation of $34.1 million and no gross unrealized depreciation. Other invested assets were carried at $146.7 million as of December 31, 2009, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $532.7 million as of December 31, 2009, with changes in fair value reflected as realized investment gains or losses in the consolidated statements of operations. Fixed income securities held as trading securities include corporate, foreign government and mortgage-related securities, with fair values of $363.0 million, $99.4 million and $70.3 million, respectively, as of December 31, 2009. Convertible preferred stock and short-term investments held as trading securities were carried at fair value of $82.5 million and $238.4 million, respectively, as of December 31, 2009, with changes in fair value reflected in realized investment gains or losses in the consolidated statement of operations.

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
     (a) Fixed Income Maturity Schedule
          The amortized cost and fair value of fixed income securities as of December 31, 2009, by contractual maturity, are shown below (in thousands).

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2009
	Available for Sale			Held for Trading
	Cost or			Cost or
	Amortized		% of Total	Amortized		% of Total
	Cost	Fair Value	Fair Value	Cost	Fair Value	Fair Value
Due in one year or less	$23,514	$23,955	0.5%	$95,143	$99,180	18.6%
Due after one year through five years	464,337	501,183	11.5	305,284	204,868	38.4
Due after five years through ten years	256,357	279,612	6.4	37,750	52,552	9.9
Due after ten years	3,226,931	3,569,215	81.6	160,741	176,118	33.1

Total fixed income securities	$3,971,139	$4,373,965	100.0%	$598,918	$532,718	100.0%

          Actual maturities may differ from the contractual maturities shown in the table above due to the existence of call or put options. In the case of securities containing call options, the actual maturity will be the same as the contractual maturity if the issuer elects not to exercise its call option. Total securities subject to a call option represent approximately 53.0% of the total fair value. In the case of securities containing put options, the actual maturity will be the same as the contractual maturity if the Company elects not to exercise its put option. Total securities containing the put option represent approximately 3.2% of the total fair value.
     (b) Net Investment Income and Realized Investment Gains (Losses)
          The following table sets forth the components of net investment income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Interest on fixed income securities	$253,100	$197,097	$205,886
Dividends on preferred stocks	—	—	143
Dividends on common stocks, at fair value	52,564	31,893	22,351
Net income of common stocks, at equity	9,192	2,196	15,032
Interest on cash and short-term investments	8,818	52,940	79,827
Other invested assets	22,688	11,372	44,875

Gross investment income	346,362	295,498	368,114
Less: investment expenses	24,817	35,009	30,665
Less: interest on funds held under reinsurance contracts	3,651	5,290	8,027

Net investment income	$317,894	$255,199	$329,422

          Net income of common stocks, at equity includes an other-than-temporary impairment of $5.3 million for the year ended December 31, 2007 related to the Company’s investment in Advent.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table sets forth the components of net realized investment gains and losses for the year ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Fixed income securities, available for sale:
Realized investment gains	$114,973	$324,921	$68,675
Realized investment losses	26,253	27,548	22,285

Net realized investment gains	88,720	297,373	46,390

Fixed income securities, held as trading securities:
Realized investment gains	132,589	1,282	21,568
Realized investment losses	2,673	144,450	23,835

Net realized investment gains (losses)	129,916	(143,168)	(2,267)

Redeemable preferred stock:
Realized investment gains	—	—	4
Realized investment losses	394	833	397

Net realized investment losses	(394)	(833)	(393)

Convertible preferred stock, held as trading securities:
Realized investment gains	7,470	—	—

Net realized investment gains	7,470	—	—

Equity securities:
Realized investment gains	136,916	25,574	153,441
Realized investment losses	129,262	354,509	47,228

Net realized investment gains (losses)	7,654	(328,935)	106,213

Derivative securities:
Realized investment gains	14,730	985,700	337,086
Realized investment losses	133,358	34,000	53,435

Net realized investment (losses) gains	(118,628)	951,700	283,651

Other securities:
Realized investment gains	136,700	116,956	167,902
Realized investment losses	65,487	200,834	62,360

Net realized investment gains (losses)	71,213	(83,878)	105,542

Total realized investment gains:
Realized investment gains	543,378	1,454,433	748,676
Realized investment losses	357,427	762,174	209,540

Net realized investment gains	$185,951	$692,259	$539,136

          Included in net realized investment gains for the year ended December 31, 2009, is a net decrease in fair value of $15.5 million, as compared to a net decrease for the year ended December 31, 2008 of $290.7 million and a net increase for the year ended December 31, 2007 of $259.0 million, principally related to derivatives and investments designated as trading securities.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Included in net realized investment gains for the years ended December 31, 2009, 2008 and 2007 are $127.0 million, $358.7 million and $54.5 million, respectively, related to realized investment losses on the other-than-temporary impairment of investments, as follows (in thousands):

	2009	2008	2007
Fixed income securities	$3,361	$18,902	$12,004
Preferred stock	216	833	389
Equity securities	123,436	338,957	42,097

Total other-than-temporary impairments	$127,013	$358,692	$54,490

          For those fixed income securities that were determined to be other-than-temporarily impaired, the Company determined that such impairments were related to credit, requiring the recognition of an impairment charge to income, and not related to other factors (e.g., interest rates and market conditions), which would have required charges to other comprehensive income.
     (c) Unrealized Appreciation (Depreciation)
          The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Fixed income securities	$237,773	$133,792	$77,337
Redeemable preferred stock	395	504	(899)
Equity securities	474,391	(154,688)	23,486
Short-term investments	6	(6)	—
Other invested assets	—	169	(20)

Increase (decrease) in unrealized net appreciation of investments	712,565	(20,229)	99,904
Deferred income tax (expense) benefit	(249,396)	7,080	(34,966)

Change in net unrealized appreciation (depreciation) of investments, net of tax	463,169	(13,149)	64,938
Cumulative effect of a change in accounting principle, net of tax	—	—	12,845

Change in net unrealized appreciation (depreciation) of investments included on other comprehensive income	$463,169	$(13,149)	$77,783

          The Company reviews, on a quarterly basis, its investment portfolio for declines in value, and specifically considers securities with fair values that have declined to less than 80% of their cost or amortized cost at the time of review. Declines in the fair value of investments which are determined to be temporary are recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If the Company determines that a decline relating to credit issues is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value, and a realized loss will be recorded in the Company’s consolidated statements of operations. If the Company determines that a decline related to other factors (e.g., interest rates or market conditions) is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value within other comprehensive income.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          The following tables reflect the fair value and gross unrealized depreciation of the Company’s fixed income securities, preferred stocks and common stocks, at fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized depreciation position, as of December 31, 2009 and 2008 (in thousands):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2009	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities
Fixed income securities investment grade:
United States government, government agencies and authorities	$62,215	$(4,305)	9	$—	$—	—	$62,215	$(4,305)	9
States, municipalities and political subdivisions	571,987	(39,267)	6	1,035	(87)	1	573,022	(39,354)	7
Foreign governments	—	—	—	8,539	(129)	1	8,539	(129)	1
Corporate	4,880	(57)	1	—	—	—	4,880	(57)	1

Total investment grade	639,082	(43,629)	16	9,574	(216)	2	648,656	(43,845)	18

Fixed income securities non-investment grade, corporate	41,888	(27)	3	—	—	—	41,888	(27)	3

Total fixed income securities	680,970	(43,656)	19	9,574	(216)	2	690,544	(43,872)	21
Common stocks, at fair value	36,153	(3,933)	7	—	—	—	36,153	(3,933)	7

Total temporarily impaired securities	$717,123	$(47,589)	26	$9,574	$(216)	2	$726,697	$(47,805)	28

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2008	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities
Fixed income securities investment grade:
States, municipalities and political subdivisions	$578,977	$(23,386)	34	$7,947	$(669)	2	$586,924	$(24,055)	36
Foreign governments	—	—	—	8,370	(37)	1	8,370	(37)	1

Total investment grade	578,977	(23,386)	34	16,317	(706)	3	595,294	(24,092)	37

Fixed income securities non-investment grade, corporate	90,491	(13,795)	4	6	(58)	1	90,497	(13,853)	5

Total fixed income securities	669,468	(37,181)	38	16,323	(764)	4	685,791	(37,945)	42

Redeemable preferred stocks, at fair value	115	(396)	2	—	—	—	115	(396)	2
Common stocks, at fair value	596,337	(129,047)	15	—	—	—	596,337	(129,047)	15

Total temporarily impaired securities	$1,265,920	$(166,624)	55	$16,323	$(764)	4	$1,282,243	$(167,388)	59

          The Company believes the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, the Company believes it is likely that it will not be required to sell or liquidate these securities before the fair value recovers the gross unrealized depreciation.
     (d) Common Stocks, at Equity
          Common stocks, at equity, totaled $158.5 million as of December 31, 2009 and $141.5 million as of December 31, 2008. The following table sets forth the components of common stocks, at equity, as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Fairfax Asia Limited	$84,086	$67,092
TRG Holding Corporation	74,347	74,354
Other	27	27

Total common stocks, at equity	$158,460	$141,473

          On June 4, 2009, the Company purchased additional shares of Fairfax Asia Limited (“Fairfax Asia”) at a cost of $1.0 million. For common stocks, at equity, as of December 31, 2009, the relative ownership held by the Company was 13.0% for TRG Holding Corporation (which is 100% owned by Fairfax) and 26.2% (economic) for Fairfax Asia Limited (which is 100% owned by Fairfax).

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (e) Other Invested Assets
          Other invested assets totaled $146.7 million as of December 31, 2009, compared to $222.8 million as of December 31, 2008. The following table shows the components of other invested assets as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Hedge funds, at equity	$51,510	$51,802
Private equity partnerships, at equity	22,375	25,547
Private equity partnerships, at fair value	374	—
Derivatives, at fair value	19,982	111,069
Benefit plan funds, at fair value	12,833	13,443
Advent Capital (Holdings) PLC	32,924	14,250
Other	6,730	6,730

Total other invested assets	$146,728	$222,841

          The Company’s hedge fund and private equity partnership investments may be subject to restrictions on redemptions or sales, which are determined by the governing documents thereof, and limit the Company’s ability to liquidate these investments in the short term. Due to a time lag in reporting by a majority of hedge fund and private equity fund managers, valuations for these investments are reported by OdysseyRe on a one month or one quarter lag. For the years ended December 31, 2009 and 2007, the Company recognized net investment income of $17.9 million and $8.2 million, respectively, from its hedge funds and private equity investments and incurred a loss of $19.6 million, which is netted against net investment income, for the year ended December 31, 2008. For the year ended December 31, 2009, the Company recognized a loss of $0.3 million from its private equity investments that are held as trading securities. Interest and dividend income, and realized and unrealized gains and losses of hedge funds and private equity partnerships, are included in net investment income. With respect to the Company’s $22.7 million investment in private equity partnerships included in other invested assets as of December 31, 2009, the Company has commitments that may require additional funding of up to $128.3 million. As of December 31, 2009, other invested assets include $6.7 million related to the Company’s investment in O.R.E Holdings Limited, which is net of other-than-temporary write-downs of $9.9 million.
          As of December 31, 2009, the Company held one collateral loan which constituted a financial instrument without a quoted price, or a “non-traded investment.” This collateral loan was fully impaired during 2005. The Company periodically evaluates the carrying values of non-traded investments by reviewing the borrowers’ current financial position and the timeliness of their interest and principal payments.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     (f) Derivative Investments and Short Sales
          The Company has utilized, credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts, futures contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are typically not linked to specific assets or liabilities on the consolidated balance sheets or a forecasted transaction and, therefore, do not qualify for hedge accounting. The following tables set forth the Company’s derivative positions, which are included in other invested assets or other liabilities in the consolidated balance sheets, as of December 31, 2009, and December 31, 2008, respectively (in thousands):

	As of December 31, 2009
	Exposure/
	Notional		Fair Value	Fair Value
	Amount	Cost	Asset	Liability
Credit default swaps	$1,295,187	$20,583	$9,986	$—
Total return swaps	818,416	—	3,132	—
Other	605,743	4,017	4,063	—
Forward currency contracts	416,293	—	—	39,251
Warrants	163,116	5,318	2,801	—
Interest rate swaps	140,000	—	—	43

	As of December 31, 2008
	Exposure/
	Notional		Fair Value	Fair Value
	Amount	Cost	Asset	Liability
Credit default swaps	$1,782,868	$30,776	$82,843	$—
Futures contracts	791,000	—	—	68
Forward currency contracts	533,890	—	28,225	—
Warrants	163,116	5,577	1	—
Interest rate swaps	140,000	—	—	33
Call options	75,324	22	—	—

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following tables summarize the effect of the hedging instruments and related hedged items on the Company’s historical financial position, results of operations and cash flows as of and for the years ended December 31, 2009 and 2008 (in thousands):

	As of and for the Year Ended December 31, 2009
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$82,578	$82,578	$395	$7,076	$7,471	$(1,096)
Common stocks, at fair value	2,071,037	2,071,037	464,758	7,654	472,412	30,039

Total equity exposure	$2,153,615	$2,153,615	465,153	14,730	479,883	28,943

Hedging instruments:
Other invested assets:
Total return swaps	$818,416	$3,132	—	(30,592)	(30,592)	(33,724)

Total equity hedging instruments	$818,416	$3,132	—	(30,592)	(30,592)	(33,724)

Net equity impact			$465,153	$(15,862)	$449,291	$(4,781)

Credit risk exposures:
Fixed income securities	$4,906,683	$4,906,683	$237,773	$218,636	$456,409	$124,396
Derivatives — other invested assets	6,864	6,864	—	2,868	2,868	(237)
Cash, cash equivalents and short-term investments	1,361,667	1,361,667	6	65,932	65,938	65,932
Premiums receivable	473,878	473,878	—	(2,500)	(2,500)	(2,500)
Reinsurance recoverable	1,165,524	1,165,524	—	2,647	2,647	—

Total credit risk exposure	$7,914,616	$7,914,616	237,779	287,583	525,362	187,591

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$410,643	$3,098	—	(1,348)	(1,348)	12,836
Insurance	884,544	6,888	—	(27,358)	(27,358)	21,124

Total credit default swaps	$1,295,187	$9,986	—	(28,706)	(28,706)	33,960

Net equity impact			$237,779	$258,877	$496,656	$221,551

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of and for the Year Ended December 31, 2008
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Gains	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$114	$114	$504	$(833)	$(329)	$—
Common stocks, at fair value	1,555,142	1,555,142	(153,513)	(326,892)	(480,405)	12,064

Total equity exposure	$1,555,256	$1,555,256	(153,009)	(327,725)	(480,734)	12,064

Hedging instruments:
Other invested assets:
Total return swaps	$—	$—	—	536,364	536,364	540,212
Short positions	—	—	—	12,822	12,822	14,457
Call options	75,324	—	—	(1,151)	(1,151)	(2,191)

Total equity hedging instruments	$75,324	$—	—	548,035	548,035	552,478

Net equity impact			$(153,009)	$220,310	$67,301	$564,542

Credit risk exposures:
Fixed income securities	$3,932,487	$3,932,487	$133,792	$154,205	$287,997	$316,316
Derivatives — other invested assets	28,226	28,226	—	62,395	62,395	35,138
Cash, cash equivalents and short-term investments	2,040,481	2,040,481	(6)	(87,985)	(87,991)	(87,985)
Premiums receivable	496,418	496,418	—	(1,517)	(1,517)	(1,517)
Reinsurance recoverable	996,510	996,510	—	(120)	(120)	—

Total credit risk exposure	$7,494,122	$7,494,122	133,786	126,978	260,764	261,952

Hedging instruments:
Other invested assets:
Credit default swaps:
Mortgage	$—	$—	—	126,222	126,222	269,432
Banking	689,691	21,577	—	38,812	38,812	32,738
Insurance	1,093,177	61,266	—	185,697	185,697	209,882

Total credit default swaps	$1,782,868	$82,843	—	350,731	350,731	512,052

Net equity impact			$133,786	$477,709	$611,495	$774,004

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
          The Company holds credit default swaps, referenced to certain issuers in the banking and insurance sectors of the financial services industry worldwide, that serve as an economic hedge against declines in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of December 31, 2009 all credit default swap contracts held by the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. The Company assesses the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps, where available.
          The initial premium paid for each credit default swap contract is recorded as a derivative asset and is subsequently adjusted for changes in the unrealized fair value of the contract at each balance sheet date. As these contracts do not qualify for hedge accounting, changes in the unrealized fair value of the contract are recorded as net realized investment gains or losses in the Company’s consolidated statements of operations and comprehensive income. Sales of credit default swap contracts required the Company to reverse through net realized investment gains previously recorded unrealized fair value changes since the inception of the contract, and to record the actual amount based upon the final cash settlement. Derivative assets are reported gross, on a contract-by-contract basis, at fair value in other invested assets in the consolidated balance sheets. The sale, expiration or early settlement of a credit default swap will not result in a cash payment owed by the Company; rather, such an event can only result in a cash payment by a third party purchaser of the contract, or the counterparty, to the Company. Accordingly, there is no opportunity for netting of amounts owed in settlement. Cash receipts at the date of sale of the credit default swaps are recorded as cash flows from investing activities arising from net sales of assets and liabilities classified as held for trading.
          The fair values of credit default swaps may be subject to significant volatility, given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As the Company funds all of its obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for the Company to provide collateral.
          The Company’s holdings of credit default swap contracts have declined significantly in 2009 relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, the Company revised the financial objectives of its hedging program by determining not to replace its credit default swap hedge position as sales or expiries occurred, primarily based on the Company’s judgment that its exposure to elevated levels of credit risk had moderated, but also due to (i) the significant increase in the cost of purchasing credit protection (reducing the attractiveness of the credit default swap contract as a hedging instrument), (ii) improvement in the Company’s capital and liquidity (having benefited significantly from, among other things, more than $568.9 million in gains from sales of credit default swaps realized since 2007), and (iii) the Company’s judgment that managing credit risk through means other than the use of derivatives was, given the market environment, once again appropriate for mitigating the Company’s credit exposure arising from financial assets.
          For the year ended December 31, 2009, the Company sold a portion of its credit default swaps, which contributed to the decrease in the fair value of the portfolio to $10.0 million as of December 31, 2009, from $82.8 million as of December 31, 2008. The credit default swap portfolio has an average term to expiration of 1.5 years as of December 31, 2009, a decrease from 2.5 years as of December 31, 2008.
          The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. Forward currency contracts are recorded at fair value in other liabilities as of December 31, 2009 and other invested assets as of December 31, 2008, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.
          The Company has investments in warrants, which are contracts that grant the holder the right, but not the obligation, to purchase an underlying financial instrument at a given price and time or at a series of prices and

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          The Company has purchased equity index total return swaps as an “economic hedge” against a broad market downturn. During the fourth quarter of 2008, the Company had removed the then-existing economic hedge on its portfolio, closing all of its total return swap contracts for a gain. Since closing these positions, however, the Company has increased its holdings in equity securities through additional acquisitions. In addition, the equity markets have experienced significant appreciation in value since the end of 2008, further increasing the value of the Company’s holdings as well as the Company’s exposure to market volatility. As a result, in late September 2009, the Company initiated U.S. equity index total return swap contracts, which had a notional value of $818.4 million as of December 31, 2009, to protect against potential future broad market downturns. The collateral requirement related to entering the total return swaps was $78.5 million as of December 31, 2009. These total return swap transactions terminate during the third quarter of 2010. The equity index total return swaps, in the aggregate, were in a gain position as of December 31, 2009, and are recorded in other invested assets. Changes in the fair values of equity index and common stock total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company holds options on certain securities within its fixed income portfolio, which allows the Company to extend the maturity date of fixed income securities or allows the Company to convert fixed income securities to equity securities. As a result of changes in accounting, on January 1, 2007, the Company no longer bifurcates these options from the host fixed income securities, and, beginning on January 1, 2007, changes in the fair value of the hybrid financial instruments are recorded as realized investment gains and losses in the Company’s consolidated statements of operations. Prior to these changes in accounting, changes in the fair value of the host instrument were recorded as unrealized investment gains and losses, a component of shareholders’ equity, while changes in the fair value of the embedded options were recorded as realized investment gains and losses. Upon adopting these changes in accounting, the Company recorded a cumulative adjustment of $16.5 million to reclassify unrealized investment gains, net of tax, including foreign currency effects, to retained earnings as of January 1, 2007. The following sets forth the components of the cumulative adjustment as of January 1, 2007 (in thousands):

	As of January 1, 2007
	Cost or
	Amortized	Fair	Gain,	Loss,
	Cost	Value	pre-tax	pre-tax
Corporate securities	$150,658	$168,403	$18,941	$(1,196)
Foreign government securities	76,877	84,511	8,426	(792)

Net cumulative effect of a change in accounting	$227,535	$252,914	$27,367	$(1,988)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The net realized investment gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments and have been reported in net realized investment gains in the consolidated statements of operations. The change in fair value presented below consists of two components: (i) the reversal of the gain or loss recognized in previous years on securities sold and (ii) the change in fair value resulting from mark-to-market adjustments on contracts still outstanding. The following table sets forth the total net realized investment gains and losses on derivatives and short sales for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Credit default swaps:
Net realized investment gain on disposal	$33,960	$512,052	$22,838
Change in fair value	(62,666)	(161,321)	275,486

Net realized investment (loss) gain	(28,706)	350,731	298,324

Total return swaps:
Net realized investment (loss) gain on disposal	(33,724)	540,212	(9,608)
Change in fair value	3,132	(3,848)	4,394

Net realized investment (loss) gain	(30,592)	536,364	(5,214)

Other:
Change in fair value	46	—	—

Net realized investment gain	46	—	—

Forward currency contracts:
Net realized investment gain on disposal	7,592	35,728	—
Change in fair value	(67,475)	30,988	(2,763)

Net realized investment (loss) gain	(59,883)	66,716	(2,763)

Warrants:
Net realized investment loss on disposal	(237)	(590)	(8)
Change in fair value	3,059	(3,731)	(3,167)

Net realized investment gain (loss)	2,822	(4,321)	(3,175)

Interest rate swaps:
Net realized investment loss on disposal	(2,030)	—	—
Change in fair value	(10)	(32)	—

Net realized investment loss	(2,040)	(32)	—

Futures contracts:
Net realized investment (loss) gain on disposal	(275)	3,393	—

Net realized investment (loss) gain	(275)	3,393	—

Call options:
Net realized investment (loss) gain on disposal	—	(2,191)	4,887
Change in fair value	—	1,040	(8,408)

Net realized investment loss	—	(1,151)	(3,521)

Total derivatives:
Net realized investment gain on disposal	5,286	1,088,604	18,109
Change in fair value	(123,914)	(136,904)	265,542

Net realized investment (loss) gain	$(118,628)	$951,700	$283,651

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007
Short positions:
Net realized investment gain on disposal	—	14,457	54,338
Change in fair value	—	(1,635)	6,128

Total net realized investment gain	$—	$12,822	$60,466

     (g) Assets on Deposit
          The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of December 31, 2009, restricted assets supporting these deposits and trust fund requirements totaled $1,074.0 million, as depicted in the following table (in thousands):

	As of December 31, 2009
	Restricted Assets Relating to:
	U.S.	Foreign
	Regulatory	Regulatory
	Requirements	Requirements	Total
Fixed income securities	$431,700	$517,327	$949,027
Cash, cash equivalents and short-term investments	5,745	119,187	124,932

Total	$437,445	$636,514	$1,073,959

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Accumulated Other Comprehensive Income
          The following table shows the components of the change in accumulated other comprehensive income, net of deferred income taxes, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Beginning balance of unrealized net appreciation on securities	$75,166	$88,315	$23,377
Adjustment to beginning balance due to a change in accounting standards (see Note 7)	—	—	(12,845)

Adjusted beginning balance of net appreciation on securities	75,166	88,315	10,532
Ending balance of unrealized net appreciation on securities	538,335	75,166	88,315

Current period change in unrealized net appreciation (depreciation) on securities	463,169	(13,149)	77,783

Beginning balance of foreign currency translation adjustments	10,716	8,138	13,447
Adjustment to beginning balance due to a change in accounting standards (see Notes 6 and 7)	—	(1,531)	(3,651)

Adjusted beginning balance of foreign currency translation adjustments	10,716	6,607	9,796
Ending balance of foreign currency translation adjustments	13,484	10,716	8,138

Current period change in foreign currency translation adjustments	2,768	4,109	(1,658)

Beginning balance of benefit plan liabilities	(3,461)	(11,430)	(1,259)
Adjustment to beginning balance due to a change in accounting standards	—	146	(10,236)

Adjusted beginning balance of benefit plan liabilities	(3,461)	(11,284)	(11,495)
Ending balance of benefit plan liabilities	(5,239)	(3,461)	(11,430)

Current period change in benefit plan liabilities	(1,778)	7,823	65

Other comprehensive income (loss)	$464,159	$(1,217)	$76,190

Beginning balance of accumulated other comprehensive income	$82,421	$85,023	$25,329

Other comprehensive income (loss)	464,159	(1,217)	76,190
Effect of changes in accounting (see Notes 6 and 7)	—	(1,385)	(16,496)

Change in accumulated other comprehensive income (loss)	464,159	(2,602)	59,694

Ending balance of accumulated other comprehensive income	$546,580	$82,421	$85,023

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The components of comprehensive income for the years ended December 31, 2009 2008 and 2007 are shown in the following table (in thousands):

	2009	2008	2007
Net income	$372,314	$549,008	$595,575

Other comprehensive income (loss), before tax:
Unrealized net appreciation (depreciation) on securities arising during the period	837,143	(101,258)	247,052
Reclassification adjustment for realized investment (gains) losses included in net income	(124,578)	81,029	(127,387)
Foreign currency translation adjustments	4,258	6,321	(2,551)
Benefit plan liabilities	(2,735)	12,035	100

Other comprehensive income (loss), before tax	714,088	(1,873)	117,214

Tax (provision) benefit:
Unrealized net (appreciation) depreciation on securities arising during the period	(292,998)	35,440	(86,468)
Reclassification adjustment for realized investment gains (losses) included in net income	43,602	(28,360)	44,586
Foreign currency translation adjustments	(1,490)	(2,212)	893
Benefit plan liabilities	957	(4,212)	(35)

Total tax (provision) benefit	(249,929)	656	(41,024)

Other comprehensive income (loss), net of tax	464,159	(1,217)	76,190

Comprehensive income	$836,473	$547,791	$671,765

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Unpaid Losses and Loss Adjustment Expenses
          The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Gross unpaid losses and loss adjustment expenses, beginning of year	$5,250,484	$5,119,085	$5,142,159
Less: Ceded unpaid losses and loss adjustment expenses, beginning of year	690,171	643,509	739,019

Net unpaid losses and loss adjustment expenses, beginning of year	4,560,313	4,475,576	4,403,140

Add: Net losses and loss adjustment expenses incurred related to:
Current year	1,313,319	1,518,780	1,367,857
Prior years	(11,323)	(10,055)	40,507

Total net losses and loss adjustment expenses incurred	1,301,996	1,508,725	1,408,364

Less: Net paid losses and loss adjustment expenses related to:
Current year	230,610	264,784	251,373
Prior years	1,024,182	1,016,008	1,111,139

Total net paid losses and loss adjustment expenses	1,254,792	1,280,792	1,362,512

Effects of exchange rate changes	58,763	(143,196)	26,584

Net unpaid losses and loss adjustment expenses, end of year	4,666,280	4,560,313	4,475,576
Add: Ceded unpaid losses and loss adjustment expenses, end of year	841,486	690,171	643,509

Gross unpaid losses and loss adjustment expenses, end of year	$5,507,766	$5,250,484	$5,119,085

          Estimates of reserves for unpaid losses and loss adjustment expenses, with respect to loss events that have occurred on or before the balance sheet date, are contingent on many assumptions that may or may not occur in the future. These assumptions include loss estimates attributable to a variety of loss events, including hurricanes, windstorms and floods. The eventual outcome of these loss events may be different from the assumptions underlying the Company’s reserve estimates. When the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of December 31, 2009. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.
          Net losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $1,313.3 million, $1,518.8 million and $1,367.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in losses and loss adjustment expenses incurred for the year ended December

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
31, 2009 was principally attributable to a reduction in property catastrophe losses. The increase in losses and loss adjustment expenses for the year ended December 31, 2008 was primarily attributable to increased property catastrophe losses. For the years ended December 31, 2009, 2008 and 2007, current year catastrophe events were $131.1 million, $264.7 million and $105.9 million, respectively. For the year ended December 31, 2009, current year property catastrophe losses included $53.5 million related to Windstorm Klaus, $16.2 million related to Windstorm Wolfgang and $10.4 million related to the floods in Turkey. For the year ended December 31, 2008, current year property catastrophe losses included $143.8 million related to Hurricane Ike, $45.9 million related to the China winter storm, $19.1 million related to Windstorm Emma and $11.3 million related to Hurricane Gustav. For the year ended December 31, 2007, the total catastrophe losses included $38.5 million for Windstorm Kyrill, $12.3 million for Cyclone Gonu and $10.0 million for the Mexico flood in Tabasco.
          Net losses and loss adjustment expenses incurred related to prior years decreased $11.3 million and $10.1 million for the years ended December 31, 2009 and 2008, respectively, and increased $40.5 million for the year ended December 31, 2007. The decrease in prior period losses and loss adjustment expenses for the year ended December 31, 2009 was attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London Market and U.S. Insurance divisions, partially offset by increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. The decrease in prior period losses and loss adjustment expenses for the year ended December 31, 2008 was attributable to decreased loss estimates due to loss emergence lower than expectations in the period in the London Market and U.S. Insurance divisions, partially offset by increased loss estimates due to loss emergence greater than expectations in the period in the Americas division. The increase in prior period losses and loss adjustment expenses for the year ended December 31, 2007 was attributable to increased loss estimates due to loss emergence greater than expectations in the period in the Americas division and included $21.2 million related to settlement of litigation. This increase was partially offset by decreased loss estimates due to loss emergence lower than expectations in the period in the EuroAsia, London Market, and U.S. Insurance divisions.
          The effects of exchange rate changes on net unpaid losses and loss adjustment expenses resulted in an increase of $58.8 million for the year ended December 31, 2009, a decrease of $143.2 million for the year ended December 31, 2008 and an increase of $26.6 million for the year ended December 31, 2007. The effects of exchange rate changes were attributable to changes in foreign currency exchange rates for unpaid losses and loss adjustment expenses in the London Market division.
          Ceded unpaid losses and loss adjustment expenses were $841.5 million, $690.2 million and $643.5 million as of December 31, 2009, 2008 and 2007, respectively. The increase in ceded unpaid losses and loss adjustment expenses for the year ended December 31, 2009 was principally attributable to a $139.5 million increase in unpaid reinsurance recoverables related to non-catastrophe exposure, principally in the London Market division. The increase in ceded unpaid losses and loss adjustment expenses for the year ended December 31, 2008 was attributable to a $62.9 million increase in unpaid reinsurance recoverables related to property catastrophe events, principally Hurricane Ike.
          The Company uses tabular reserving for workers’ compensation indemnity loss reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Workers’ compensation indemnity loss reserves have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $115.8 million and $118.2 million as of December 31, 2009 and 2008, respectively. The amount of case reserve discount was $54.3 million and $55.6 million as of December 31, 2009 and 2008, respectively. The amount of incurred but not reported reserve discount was $21.9 million and $24.0 million as of December 31, 2009 and 2008, respectively.
10. Asbestos and Environmental Losses and Loss Adjustment Expenses
          The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of December 31, 2009

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were $265.5 million, representing 5.7% of total net unpaid losses and loss adjustment expenses, compared to $260.3 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2008. Exposure arises from reinsurance contracts written by Clearwater prior to 1986 under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company’s reserves for asbestos and environmental-related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the years ended December 31, 2009, 2008 and 2007, is set forth in the table below (in thousands):

	2009	2008	2007
Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of year	$360,733	$339,271	$308,747
Add: Gross losses and loss adjustment expenses incurred	69,384	73,816	85,923
Less: Gross calendar year paid losses and loss adjustment expenses	43,382	52,354	55,399

Gross unpaid losses and loss adjustment expenses, end of year	$386,735	$360,733	$339,271

Net unpaid losses and loss adjustment expenses, beginning of year	$230,486	$222,426	$189,015
Add: Net losses and loss adjustment expenses incurred	39,959	41,007	62,970
Less: Net calendar year paid losses and loss adjustment expenses	28,873	32,947	29,559

Net unpaid losses and loss adjustment expenses, end of year	$241,572	$230,486	$222,426

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of year	$34,242	$41,984	$35,935
Add: Gross losses and loss adjustment expenses incurred	863	2,613	14,180
Less: Gross calendar year paid losses and loss adjustment expenses	7,963	10,355	8,131

Gross unpaid losses and loss adjustment expenses, end of year	$27,142	$34,242	$41,984

Net unpaid losses and loss adjustment expenses, beginning of year	$29,819	$34,485	$26,745
Add: Net losses and loss adjustment expenses incurred	578	4,078	14,474
Less: Net calendar year paid losses and loss adjustment expenses	6,512	8,744	6,734

Net unpaid losses and loss adjustment expenses, end of year	$23,885	$29,819	$34,485

          Net losses and loss adjustment expenses for asbestos claims increased $40.0 million, $41.0 million and $63.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increases in net losses and loss adjustment expenses incurred were primarily attributable to the annual reviews of claim activity and loss emergence trend information obtained in the calendar periods from ceding companies and other industry sources. Upon consideration of this new loss emergence information received in 2009, 2008 and 2007, the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company revised its loss development assumptions used in its asbestos loss reserving analyses, which had the effect of increasing the asbestos loss estimates for these calendar periods.
          Net losses and loss adjustment expenses for environmental claims increased $0.6 million, $4.1 million and $14.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increases in net losses and loss adjustment expenses incurred for the years ended December 31, 2009, 2008 and 2007 were attributable to the annual reviews of claim activity and loss emergence trend information obtained in the calendar year from ceding companies.
          The Company’s survival ratio for asbestos and environmental-related liabilities as of December 31, 2009 is seven years. The Company’s underlying survival ratio for asbestos-related liabilities is eight years and for environmental-related liabilities is three years. The asbestos and environmental-related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, as of December 31, 2009, divided by the average paid asbestos and environmental claims for the last three years of $37.8 million, which are net of reinsurance. Our survival ratios may fluctuate over time due to the variability of large payments and adjustments to liabilities.
11. Reinsurance and Retrocessions
          The Company utilizes reinsurance and retrocessional agreements to reduce and spread the risk of loss on its insurance and reinsurance business and to limit exposure to multiple claims arising from a single occurrence. The Company is subject to accumulation risk with respect to catastrophic events involving multiple treaties, facultative certificates and insurance policies. To protect against these risks, the Company purchases catastrophe excess of loss protection. The retention, the level of capacity purchased, the geographical scope of the coverage and the costs vary from year to year. In 2009, the Company purchased catastrophe excess of loss protection for certain non-U.S. exposures as well as various additional specific protections for its facultative property account in Latin America. Additionally, the Company purchases specific protections related to the insurance business underwritten by its London Market and U.S. Insurance divisions.
          There is a credit risk with respect to reinsurance, which would result in the Company recording a charge to earnings in the event that such reinsuring companies are unable, at some later date, to meet their obligations under the reinsurance agreements in force. Reinsurance recoverables are recorded as assets and a reserve for uncollectible reinsurance recoverables is established, based on the Company’s evaluation of each reinsurer’s or retrocessionaire’s ability to meet its obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct, reinsurance assumed, reinsurance ceded and net amounts for the years ended December 31, 2009, 2008 and 2007 follow (in thousands):

	Year Ended December 31,
	2009	2008	2007
Premiums Written
Direct	$780,467	$792,351	$736,822
Add: assumed	1,414,568	1,502,191	1,545,860
Less: ceded	301,222	263,721	193,239

Net	$1,893,813	$2,030,821	$2,089,443

Premiums Earned
Direct	$741,074	$773,042	$738,116
Add: assumed	1,472,116	1,525,516	1,566,392
Less: ceded	285,778	222,194	183,971

Net	$1,927,412	$2,076,364	$2,120,537

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The total amount of reinsurance recoverable on paid and unpaid losses as of December 31, 2009 and 2008 was $912.0 million and $773.2 million, respectively. The reserve for uncollectible recoverables as of December 31, 2009 and 2008 was $41.9 million and $44.5 million, respectively, and has been netted against reinsurance recoverables on loss payments in the consolidated balance sheets. The Company has also established a reserve for potentially uncollectible assumed reinsurance balances of $5.5 million and $3.0 million as of December 31, 2009 and 2008, respectively, which has been netted against premiums receivable.
     In accordance with the terms of certain of its reinsurance agreements, the Company has recorded interest expense associated with its ceded reinsurance agreements of $3.7 million, $5.3 million and $8.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
12. Reinsurance Recoverables
          The Company’s ten largest reinsurers represent 46.0% of its total reinsurance recoverables as of December 31, 2009. Amounts due from all other reinsurers are diversified, with no other individual reinsurer representing more than $22.7 million, or 2.5%, of reinsurance recoverables as of December 31, 2009, and the average balance is less than $1.5 million. The Company held total collateral of $220.2 million as of December 31, 2009, representing 24.1% of total reinsurance recoverables. The following table shows the total amount that is recoverable from each of the Company’s ten largest reinsurers for paid and unpaid losses as of December 31, 2009, the amount of collateral held, and each reinsurer’s A.M. Best rating (in thousands):

	Reinsurance	% of		A.M. Best
Reinsurer	Recoverable	Total	Collateral	Rating
Lloyd’s of London	$128,778	14.2%	$—	A
Federal Crop Insurance Corporation	43,963	4.8	—	NR
Underwriters Reinsurance Company (Barbados)	37,298	4.1	37,298	NR
Everest Re (Bermuda) Ltd.	36,813	4.0	—	A+
D.E. Shaw Bermuda Ltd.	34,981	3.8	34,981	NR
Max Bermuda Ltd.	32,865	3.6	17,208	A-
Swiss Reinsurance America Corporation	31,978	3.5	—	A
Arch Reinsurance Company	25,367	2.8	15,207	A
Brit Insurance Ltd.	24,445	2.7	—	A
Swiss Reinsurance Europe S.A.	22,907	2.5	—	A

Sub-total	419,395	46.0	104,694
All Other	492,602	54.0	115,526

Total	$911,997	100.0%	$220,220

          Reinsurance recoverables were $773.2 million and collateral was $225.7 million, or 29.2% of the reinsurance recoverable balance, as of December 31, 2008.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Several individual reinsurers are part of the same corporate group. The following table shows the five largest aggregate amounts that are recoverable from all individual entities that form part of the same corporate group as of December 31, 2009 and the amount of collateral held from each group (in thousands):

	Reinsurance	% of
Reinsurer	Recoverable	Total	Collateral
Lloyd’s of London	$128,778	14.2%	$—
Swiss Re Group	106,578	11.6	37,354
Federal Crop Insurance Corporation	43,963	4.8	—
Everest Re Group Ltd.	37,576	4.1	—
Platinum Underwriters Holding Ltd.	35,524	3.9	—

Sub-total	352,419	38.6	37,354
All Other	559,578	61.4	182,866

Total	$911,997	100.0%	$220,220

          The Company is the beneficiary of letters of credit, cash and other forms of collateral to secure certain amounts due from its reinsurers. The total amount of collateral held by the Company as of December 31, 2009 is $220.2 million, which represents 24.1% of the total amount of reinsurance recoverables, comprised of the following forms of collateral (in thousands):

		% of
Form of Collateral	Collateral	Recoverables
Letters of credit	$112,625	12.3%
Funds withheld from reinsurers	41,250	4.5
Trust agreements	66,345	7.3

Total	$220,220	24.1%

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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Debt Obligations, Common Shares and Preferred Shares
Debt Obligations
     The components of the Company’s debt obligations as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
7.65% Senior Notes due 2013	$224,833	$224,790
6.875% Senior Notes due 2015	124,569	124,488
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,402	$489,278

     On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C, due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the years ended December 31, 2009 and 2008, the average annual interest rate on the Series C Notes was 3.48% and 5.71%, respectively.
          On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the years ended December 31, 2009 and 2008, the average annual interest rate on each series of notes was 3.18% and 5.41%, respectively.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          As of December 31, 2009, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

Year	Amount
2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

          As of December 31, 2009 and 2008, the amortized cost of the Company’s debt obligations was $489.4 million and $489.3 million respectively, as reflected in the respective consolidated balance sheets. As of December 31, 2009 and 2008, the estimated fair value of the Company’s debt obligations was $503.6 million and $407.0 million, respectively. The estimated fair value is based on quoted market prices of the Company’s debt, where available, and for debt similar to the Company’s, and discounted cash flow calculations.
          On July 13, 2007, the Company entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The original Credit Agreement provided for a five-year credit facility of $200.0 million, $100.0 million of which was available for direct, unsecured borrowings by the Company, and all of which was available for the issuance of secured letters of credit to support the Company’s insurance and reinsurance business. As of June 17, 2009, the Credit Agreement was amended to explicitly permit the Company to pledge collateral to secure its obligations under swap agreements, subject to certain financial limitations, in the event that such collateral is required by the counterparty or counterparties. As of February 24, 2010, the Credit Agreement was amended (i) to reduce the size of the facility to $100.0 million, removing the unsecured $100.0 million tranche, (ii) to remove the previous limitation on dividends and other “restricted payments” that the Company may pay to its shareholders and (iii) amend certain of the covenants and default provisions, the minimum ratings requirement, and the pricing of the credit facility.
          The amended Credit Agreement contains an option that permits the Company to request an increase in the aggregate amount of the facility by an amount up to $50.0 million, to a maximum facility size of $150.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. As of December 31, 2009, there was $54.9 million outstanding under the Credit Agreement,all of which was in support of secured letters of credit, which included $21.0 million in letters of credit that were cancelled effective January 15, 2010 (see Note 17).

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Common Shares
          The Company’s Board of Directors authorized a share repurchase program whereby the Company was authorized to repurchase shares of its common stock on the open market from time to time through December 31, 2009, up to an aggregate repurchase price of $600.0 million. Shares repurchased under the program were retired. During the year ended December 31, 2009, the Company repurchased and retired 1,789,100 shares of its common stock, at a cost of $72.6 million, an average repurchase price of $40.56 per share. From the inception of the program through October 21, 2009, the Company repurchased and retired 13,906,845 shares of its common stock at a total cost of $518.4 million.
          During the year ended December 31, 2007, the Company converted the remaining Convertible Notes into 1,103,099 shares of the Company’s common stock, resulting in a decrease to Convertible Notes, and a corresponding increase to shareholders’ equity, of $23.5 million.
          In each of the first three quarters of 2009, the Company paid a dividend of $0.075 per common share, resulting in an aggregate annual dividend of $0.225 per common share, totaling $13.4 million. The dividends were paid on March 31, 2009, June 30, 2009 and September 30, 2009. No common stock dividend was declared or paid during the fourth quarter of 2009. On March 28, 2008 and June 27, 2008, the Company paid dividends of $0.0625 per common share, and on September 26, 2008 and December 30, 2008, the Company paid dividends of $0.075 per common share. These common share dividends resulted in an aggregate annual dividend of $0.275 per common share in 2008, totaling $17.4 million.
Preferred Shares
          The Company’s 8.125% Series A preferred shares (2.0 million shares outstanding) have a liquidation preference of $25.00 per share and are redeemable at $25.00 per share at the Company’s option, in whole, or in part from time to time, starting on or after October 20, 2010. Dividends on the Company’s floating rate Series B preferred shares (1.2 million shares outstanding) are payable at an annual rate equal to 3.25% above the three-month LIBOR on the applicable quarterly determination date. The Series B preferred shares have a liquidation preference of $25.00 per share and are redeemable at the Company’s option, in whole or in part from time to time, at the redemption prices below (in thousands, except per share amounts):

	Redemption Price
Period	Per Share	In Aggregate
October 20, 2010 through October 19, 2011	$25.375	$29,619
October 20, 2011 through October 19, 2012	25.250	29,473
October 20, 2012 through October 19, 2013	25.125	29,327
October 20, 2013 and thereafter	25.000	29,182
          Dividends on each series of preferred shares are deferrable on a non-cumulative basis, provided that no dividends or other distributions have been declared or paid or set apart for payment on any other class or series of the Company’s capital shares ranking junior to or equal with the preferred shares. Dividends on Series A and Series B preferred shares will each be payable when, as and if declared by the Company’s Board of Directors, quarterly in arrears on the 20th day of January, April, July, and October of each year. Deferred dividends on either series will not accrue interest prior to the date of redemption. On December 16, 2009, the Company’s Board of Directors declared quarterly dividends of $0.5078125 per share on the Company’s 8.125% Series A

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
preferred shares and $0.2208788 per share on the Company’s floating rate Series B preferred shares. The total dividends of $1.5 million were paid on January 20, 2010 to Series A and Series B preferred shareholders of record on December 31, 2009.
          During the first quarter of 2009 and the fourth quarter of 2008, Odyssey America purchased 704,737 and 128,000 shares, respectively, of the Company’s Series B preferred shares, with a liquidation preference of $17.2 million and $3.1 million, respectively, for $9.2 million and $1.7 million, respectively. As a result of the purchase of the Series B preferred shares, the Company recorded a gain of $8.0 million for the year ended December 31, 2009, and $1.4 million for the year ended December 31, 2008, which amounts were reflected in the Company’s retained earnings and included in net income available to common shareholders.
          As of December 31, 2009, a subsidiary of Fairfax owned 253,599 shares and 70,000 shares of the Company’s Series A and Series B preferred stock, respectively.
14. Segment Reporting
          The Company’s operations are managed through four operating divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and writes property and casualty reinsurance business on a treaty and facultative basis. The EuroAsia division writes treaty reinsurance business. The London Market division operates through three distribution channels: Newline Syndicate (1218) at Lloyd’s and NICL, which focus on casualty insurance, and the London branch of Odyssey America, which focuses on worldwide property and casualty reinsurance. The U.S. Insurance division writes specialty insurance lines and classes of business, such as medical professional liability, professional liability, crop and commercial automobile.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The financial results of these divisions for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

			London	U.S.
Year Ended December 31, 2009	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$745,936	$559,165	$342,925	$547,009	$2,195,035
Net premiums written	731,228	532,981	254,462	375,142	1,893,813
Net premiums earned	$775,000	$542,777	$251,596	$358,039	$1,927,412

Losses and loss adjustment expenses	548,686	392,709	140,807	219,794	1,301,996
Acquisition costs and other underwriting expenses	245,903	135,777	71,590	107,677	560,947

Total underwriting deductions	794,589	528,486	212,397	327,471	1,862,943

Underwriting (loss) income	$(19,589)	$14,291	$39,199	$30,568	64,469

Net investment income					317,894
Net realized investment gains (losses):
Net realized investment gains					312,964
Other-than-temporary impairment losses					(127,013)

Total net realized investment gains					185,951

Other expense, net					(44,416)
Interest expense					(31,040)

Income before income taxes					$492,858

Underwriting ratios:
Losses and loss adjustment expenses	70.8%	72.4%	56.0%	61.4%	67.6%
Acquisition costs and other underwriting expenses	31.7	25.0	28.4	30.1	29.1

Combined ratio	102.5%	97.4%	84.4%	91.5%	96.7%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Year Ended December 31, 2008	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$776,387	$596,710	$381,764	$539,681	$2,294,542
Net premiums written	760,696	569,289	306,526	394,310	2,030,821
Net premiums earned	$780,027	$566,517	$314,616	$415,204	$2,076,364

Losses and loss adjustment expenses	645,550	397,203	188,566	277,406	1,508,725
Acquisition costs and other underwriting expenses	253,542	147,091	81,672	110,713	593,018

Total underwriting deductions	899,092	544,294	270,238	388,119	2,101,743

Underwriting (loss) income	$(119,065)	$22,223	$44,378	$27,085	(25,379)

Net investment income					255,199
Net realized investment gains (losses):
Net realized investment gains					1,050,951
Other-than-temporary impairment losses					(358,692)

Total net realized investment gains					692,259

Other expense, net					(60,419)
Interest expense					(34,180)

Income before income taxes					$827,480

Underwriting ratios:
Losses and loss adjustment expenses	82.8%	70.1%	59.9%	66.8%	72.7%
Acquisition costs and other underwriting expenses	32.5	26.0	26.0	26.7	28.5

Combined ratio	115.3%	96.1%	85.9%	93.5%	101.2%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			London	U.S.
Year Ended December 31, 2007	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$834,921	$565,608	$349,874	$532,279	$2,282,682
Net premiums written	817,849	542,058	305,601	423,935	2,089,443
Net premiums earned	$841,869	$543,141	$306,799	$428,728	$2,120,537

Losses and loss adjustment expenses	661,429	348,593	150,413	247,929	1,408,364
Acquisition costs and other underwriting expenses	270,812	149,424	80,636	114,940	615,812

Total underwriting deductions	932,241	498,017	231,049	362,869	2,024,176

Underwriting (loss) income	$(90,372)	$45,124	$75,750	$65,859	96,361

Net investment income					329,422
Net realized investment gains (losses):
Net realized investment gains					593,626
Other-than-temporary impairment losses					(54,490)

Total net realized investment gains					539,136

Other expense, net					(14,006)
Interest expense					(37,665)

Income before income taxes					$913,248

Underwriting ratios:
Losses and loss adjustment expenses	78.6%	64.2%	49.0%	57.8%	66.4%
Acquisition costs and other underwriting expenses	32.1	27.5	26.3	26.8	29.1

Combined ratio	110.7%	91.7%	75.3%	84.6%	95.5%

Gross Premiums Written by Major Unit/Division

	Years Ended December 31,
	2009	2008	2007
United States	$561,773	$577,931	$649,201
Latin America	146,163	158,140	141,433
Canada	38,000	40,316	43,287

Total Americas	745,936	776,387	834,921
EuroAsia	559,165	596,710	565,608
London Market	342,925	381,764	349,874
U.S. Insurance	547,009	539,681	532,279

Total gross premiums written	$2,195,035	$2,294,542	$2,282,682

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Type of Business/Business Unit

	Years Ended December 31,
	2009	2008	2007
Americas
Property excess of loss	$157,690	$144,227	$125,053
Property proportional	97,925	132,432	123,331
Property facultative	21,810	17,948	19,479

Subtotal property	277,425	294,607	267,863
Casualty excess of loss	203,448	150,529	181,470
Casualty proportional	134,389	186,617	232,542
Casualty facultative	57,131	71,975	81,995

Subtotal casualty	394,968	409,121	496,007
Marine and aerospace	23,865	27,578	25,427
Surety and credit	49,678	45,081	45,592
Other lines	—	—	32

Total Americas	745,936	776,387	834,921

EuroAsia
Property excess of loss	193,428	187,469	159,985
Property proportional	183,388	201,887	195,290
Property facultative	14	245	2,275

Subtotal property	376,830	389,601	357,550
Casualty excess of loss	67,604	75,647	66,755
Casualty proportional	28,061	36,867	41,492

Subtotal casualty	95,665	112,514	108,247
Marine and aerospace	44,285	49,100	48,158
Surety and credit	42,385	45,495	51,653

Total EuroAsia	559,165	596,710	565,608

London Market
Property excess of loss	63,813	62,116	66,318
Property proportional	867	1,430	1,107

Subtotal property	64,680	63,546	67,425
Casualty excess of loss	5,321	4,851	6,789
Casualty proportional	3,550	13,462	15,964

Subtotal casualty	8,871	18,313	22,753
Marine and aerospace	35,916	47,234	55,153

Total reinsurance	109,467	129,093	145,331

Liability lines	227,844	248,185	201,492
Other	5,614	4,486	3,051

Total insurance	233,458	252,671	204,543

Total London Market	342,925	381,764	349,874

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Type of Business/Business Unit

	Years Ended December 31,
	2009	2008	2007
U.S. Insurance
Property and package	135,047	111,489	68,457
Professional liability	119,918	130,926	139,320
Specialty liability	113,938	90,918	90,398
Medical professional liability	96,957	113,922	130,150
Commercial automobile	65,594	68,159	52,374
Personal automobile	15,555	24,267	51,580

Total U.S. Insurance	547,009	539,681	532,279

Total gross premiums written	$2,195,035	$2,294,542	$2,282,682

          The Company does not maintain separate balance sheet data for each of its operating segments. Accordingly, the Company does not review and evaluate the financial results of its operating segments based upon balance sheet data.
15. Federal and Foreign Income Taxes
          The components of the federal and foreign income tax provision (benefit) included in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Current:
United States	$77,775	$463,222	$123,527
Foreign	75,475	70,677	78,276

Total current income tax provision	153,250	533,899	201,803

Deferred:
United States	(1,782)	(258,303)	113,621
Foreign	(30,924)	2,876	2,249

Total deferred income tax (benefit) provision	(32,706)	(255,427)	115,870

Total federal and foreign income tax provision	$120,544	$278,472	$317,673

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Deferred federal and foreign income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Components of federal and foreign income tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Unpaid losses and loss adjustment expenses	$156,444	$164,552
Unearned premiums	36,374	38,946
Reserve for potentially uncollectible balances	11,469	13,958
Pension and benefit accruals	10,075	8,015
Investments	152,869	116,928
Foreign tax credit	74,946	110,631
Other	4,461	—

Total deferred tax assets	446,638	453,030

Deferred acquisition costs	40,335	48,675
Foreign deferred items	35,198	66,122
Other	—	3,648

Total deferred tax liabilities	75,533	118,445

Net deferred tax assets	371,105	334,585
Deferred income taxes on accumulated other comprehensive income	(294,308)	(44,378)

Deferred federal and foreign income tax asset	76,797	290,207
Current taxes payable	(31,464)	(238,111)

Federal and foreign income taxes receivable	$45,333	$52,096

          The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision and effective tax rate for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009		2008		2007
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income before income taxes	$492,858		$827,480		$913,248

Income tax provision computed at the U.S. statutory tax rate on income	$172,500	35.0%	$289,618	35.0%	$319,637	35.0%
(Decrease) increase in income taxes resulting from:
Dividend received deduction	(8,622)	(1.7)	(4,141)	(0.5)	(3,238)	(0.4)
Tax-exempt income	(38,010)	(7.7)	(7,448)	(0.9)	(2,163)	(0.2)
Other, net	(5,324)	(1.1)	443	0.1	3,437	0.4

Total federal and foreign income tax provision	$120,544	24.5%	$278,472	33.7%	$317,673	34.8%

          Domestic pre-tax income was $288.0 million, $642.4 million and $692.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Foreign pre-tax income was $204.9 million, $185.1 million and $220.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          During the third quarter of 2006, Fairfax reduced its ownership of the Company to below 80%, and as a result, the Company was deconsolidated from the United States tax group of Fairfax. Accordingly, the Company filed or will file separate company tax returns for the period August 2, 2006 to October 20, 2009. As a result of the Merger (see Note 1), effective October 21, 2009, the Company rejoined the United States tax group of Fairfax. The Merger had no effect on the Company’s tax position. The Company has elected to recognize accrued interest and penalties associated with uncertain tax positions as part of the income tax provision. As of December 31, 2009 and 2008, the Company has not recorded any interest or penalties. The Company paid federal and foreign income taxes of $355.9 million, $348.4 million and $224.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had a current tax payable of $31.5 million, which reflects $21.1 million payable to Fairfax and a net payable of $10.4 million to the U.S. federal government and various foreign governments. As of December 31, 2008, the Company had a current tax payable of $238.1 million, which reflects $9.3 million payable to Fairfax and a net payable of $228.8 million to the U.S. federal government and various foreign governments. The federal income tax provision is allocated to each of the Company’s subsidiaries in the consolidated group pursuant to a written agreement, on the basis of each subsidiary’s separate taxable income.
          The Company files income tax returns with various federal, state and foreign jurisdictions. The Company’s U.S. federal income tax return for 2007 and 2008 remain open for examination. The Internal Revenue Service completed their audit of the Company’s 2005 and 2006 tax returns in January 2010 and will commence their audit of the Company’s 2007 and 2008 tax returns in 2010. There have been no material adjustments proposed under the current audit cycle. Income tax returns filed with various state and foreign jurisdictions remain open to examination in accordance with individual statutes.
          The Company does not have any material unrecognized tax benefits and, accordingly, has not recognized any accrued interest or penalties associated with uncertain tax positions.
16. Commitments and Contingencies
          On February 8, 2007, the Company was added as a co-defendant in an amended and consolidated complaint in an existing action against the Company’s then-majority (now 100%) shareholder, Fairfax, and certain of Fairfax’s officers and directors, who include certain of the Company’s current and former directors. The amended and consolidated complaint has been filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who seek to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint seeks, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. These claims are at a preliminary stage. Pursuant to the scheduling stipulations, the various defendants filed their respective motions to dismiss the amended and consolidated complaint, the lead plaintiffs filed their opposition thereto, and the defendants filed their replies to those oppositions; the motions to dismiss were argued before the Court in December 2007. The Court has not yet issued a ruling on these motions. In November 2009, the Court granted a motion by the lead plaintiffs to withdraw as lead plaintiffs, and allowed other prospective lead plaintiffs 60 days to file motions seeking appointment as replacement lead plaintiff. Two entities filed such motions and subsequently asked the Court to appoint them as co-lead plaintiffs. These motions remain pending. The Company intends to vigorously defend against the allegations. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.
          In July 2006, Fairfax, the Company’s then-majority (now 100%) shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares, and the complaint was subsequently amended to add additional allegations and two defendants. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third-party complaint against, among others, OdysseyRe

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and certain of its directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim and third-party complaint that again named OdysseyRe and certain directors as defendants. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. OdysseyRe denies the allegations and intends to vigorously defend against these claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.
          On September 7, 2005, the Company announced that it had been advised by Fairfax, the Company’s then-majority (now 100%) shareholder, that Fairfax had received a subpoena from the SEC requesting documents regarding any nontraditional insurance and reinsurance transactions entered into or offered by Fairfax and any of its affiliates, which included OdysseyRe. On June 25, 2009, the Company announced that Fairfax had been informed by the New York Regional Office of the SEC that its investigation as to Fairfax had been completed, and that it did not intend to recommend any enforcement action by the SEC.
          The Company participates in Lloyd’s through its 100% ownership of Newline Syndicate (1218), for which the Company provides 100% of the capacity. The results of Newline Syndicate (1218) are consolidated in the financial statements of the Company. In support of Newline Syndicate (1218)’s capacity at Lloyd’s, NCNL and Odyssey America have pledged securities and cash with a fair value of $139.1 million and $123.5 million, respectively, as of December 31, 2009 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Newline Syndicate (1218) provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Newline Syndicate (1218) should it not meet its obligations. NCNL and Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Newline Syndicate (1218) and support its requirements at Lloyd’s. The Company believes that Newline Syndicate (1218) maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
          As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The guarantee, which was entered into while Odyssey America and CTR were each 100% owned by Fairfax, was provided by Odyssey America to facilitate the transfer of renewal rights to CTR’s business, together with certain CTR employees, to Odyssey America in 2000 in order to further expand the Company’s international reinsurance business. The guarantee was terminated effective December 31, 2001. There were no amounts received from CTR under the guarantee, and the Company did not provide any direct consideration for the renewal rights to the business of CTR. CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax that have the responsibility for the run-off of its liabilities. Although CTR’s liabilities were assumed by Fairfax subsidiaries, the guarantee only pertains to those liabilities attaching to the policies written by CTR. Fairfax has agreed to indemnify Odyssey America for all its obligations incurred under its guarantee. The Company’s potential exposure in connection with this agreement stems from CTR’s remaining gross reserves, which are estimated to be $113.5 million as of December 31, 2009. The Company believes that the financial resources of the Fairfax subsidiaries that have assumed CTR’s liabilities provide adequate protection to satisfy the obligations that are

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject to this guarantee. The Company does not expect to make payments under this guarantee and does not consider its potential exposure under this guarantee to be material to its consolidated financial position.
          Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For the years ended December 31, 2009, 2008 and 2007, Falcon paid $0.3 million, $0.3 million and $0.5 million, respectively, to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in connection with this agreement is estimated to be $52.9 million, based on Falcon’s loss reserves at December 31, 2009. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $58.4 million as of December 31, 2009. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.
          The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of the shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner claimed that the guarantee should be available and pursued legal actions against the Company. The Company found this claim without merit and vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the one-year period commencing November 1, 2008. As of December 31, 2009, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both December 31, 2009 and 2008 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date. The Company continues to vigorously pursue collection of the award.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company and its subsidiaries lease office space and furniture and equipment under long-term leases expiring through the year 2022. Minimum annual rentals follow (in thousands):

Amount
2010	$9,502
2011	7,641
2012	6,131
2013 and thereafter	43,101

Total	$66,375

          The amounts above are reduced by an aggregate minimum rental recovery of $1.0 million resulting from the sublease of space to other companies.
Rental expense, before sublease income under these operating leases, was $11.4 million, $11.3 million and $8.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recovered pre-tax amounts of less than $0.1 million for the year ended December 31, 2009 and $0.1 million for each of the years ended December 31, 2008 and 2007, from subleases.
17. Statutory Information and Dividend Restrictions
          Odyssey America, the Company’s principal operating subsidiary, is subject to state regulatory restrictions that limit the maximum amount of dividends payable. In any 12-month period, Odyssey America may pay dividends equal to the greater of (i) 10% of statutory capital and surplus as of the prior year end or (ii) net income for such prior year, without prior approval of the Insurance Commissioner of the State of Connecticut (the “Connecticut Commissioner”). The maximum amount of dividends which Odyssey America may pay in 2010, without such prior approval is $351.3 million, based on Odyssey America’s separate company statutory financial statements. Connecticut law further provides that (i) Odyssey America must report to the Connecticut Commissioner, for informational purposes, all dividends and other distributions within five business days after the declaration thereof and at least ten days prior to payment and (ii) Odyssey America may not pay any dividend or distribution in excess of its earned surplus, defined as the insurer’s “unassigned funds surplus” reduced by 25% of unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as reflected in its most recent statutory annual statement on file with the Connecticut Commissioner, without the Connecticut Commissioner’s approval. Odyssey America paid dividends to the Company of $200.0 million, $410.0 million and $155.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.
          The following is the consolidated statutory basis net income and policyholders’ surplus of Odyssey America and its subsidiaries, for each of the years ended and as of December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Net income	$374,884	$602,133	$335,783
Policyholders’ surplus	$3,512,819	$2,951,335	$2,922,758
          The statutory provision for potentially uncollectible reinsurance recoverables due from unauthorized companies is reduced to the extent collateral is held. Pursuant to indemnification agreements between the Company and Clearwater, and between the Company and Hudson, the Company previously provided a $20.5 million letter of credit to Clearwater and a $0.5 million letter of credit to Hudson as of December 31, 2008, which were used as collateral for balances due from unauthorized reinsurers in regard to the indemnification agreements. The use of such collateral provided by the Company is a permitted accounting practice approved by the Insurance Department of the State of Delaware, the domiciliary state of Clearwater and Hudson. Effective January 15, 2010, the letters of credit were cancelled at the request of Clearwater and Hudson, and the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indemnification agreements have been terminated. The indemnification agreements do not affect the accompanying consolidated financial statements, although Odyssey America’s, Clearwater’s and Hudson’s policyholders’ surpluses as of December 31, 2009 were negatively impacted by $14.4 million, $14.2 million and $0.2 million, respectively.
18. Related Party Transactions
          The Company has entered into various reinsurance arrangements with Fairfax and its affiliates. The approximate amounts included in or deducted from income, expense, assets and liabilities in the accompanying consolidated financial statements, with respect to reinsurance assumed and ceded from and to affiliates, as of and for the years ended December 31, 2009, 2008 and 2007 follow (in thousands):

	2009	2008	2007
Assumed:
Premiums written	$14,434	$18,188	$26,385
Premiums earned	15,956	21,633	30,368
Losses and loss adjustment expenses	15,868	11,404	6,629
Acquisition costs	3,989	6,592	4,506
Reinsurance payable on paid losses	(86)	2,235	2,721
Reinsurance balances receivable	1,441	2,269	5,203
Unpaid losses and loss adjustment expenses	131,446	148,495	179,377
Unearned premiums	6,489	8,012	11,456

Ceded:
Premiums written	$39	$444	$(653)
Premiums earned	39	656	(276)
Losses and loss adjustment expenses	(882)	14,283	(7,094)
Acquisition costs	(8)	9	(13)
Ceded reinsurance balances payable	333	258	1,180
Reinsurance recoverables on paid losses	(192)	7	463
Reinsurance recoverables on unpaid losses	9,318	13,223	14,258
Prepaid reinsurance premiums	—	—	212
          Written premiums assumed from Fairfax’s affiliates in 2009 represent 0.7% of OdysseyRe’s total gross premiums written for the year ended December 31, 2009. Ceded premiums written represent less than 0.1% of OdysseyRe’s total ceded premiums written for the year ended December 31, 2009. The largest amounts of related party assumed business in 2009 were received from Commonwealth Insurance Company and Lombard General Insurance Company of Canada.
          The Company’s subsidiaries have entered into investment management agreements with Fairfax and its wholly-owned subsidiary, Hamblin Watsa Investment Counsel Ltd. These agreements provide for an annual base fee of 0.20% (20 basis points), calculated and paid quarterly based upon the subsidiary’s average invested assets for the preceding three months. The agreements also include incentive fees of 0.10% (10 basis points), which are payable if realized gains exceed 1% of the average investment portfolio in any given year, subject to cumulative realized gains on investments exceeding 1% of the average investment portfolio. Additional incentive fees are paid based upon the performance of the subsidiary’s equity portfolio equal to 10% of the return on equities (subject to an annual maximum) in excess of the Standard & Poor’s 500 index plus 200 basis points, provided that the equity portfolio has achieved such excess on a cumulative basis. If the performance of the equity portfolio does not equal or exceed this benchmark in a given year, the annual base fee, on the equity portion of the portfolio, is reduced to 0.18% (18 basis points). The aggregate annual investment management fee payable by each subsidiary, including incentive fees, is capped at 0.40% (40 basis points) of its investment portfolio, with

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
any excess amounts carried into the following year. These agreements may be terminated by either party on 30 days’ notice. For the years ended December 31, 2009, 2008 and 2007, total fees, including incentive fees, of $28.8 million, $21.4 million and $17.3 million, respectively, are included in the consolidated statements of operations.
          The OdysseyRe Foundation, a not-for-profit entity through which the Company provides funding to charitable organizations active in the communities in which the Company operates, was formed in February 2007. Prior to the formation of the OdysseyRe Foundation, the Company provided funding to charitable organizations through the Sixty-Four Foundation, a not-for-profit affiliate of Fairfax and the Company. Included in other expense, net for the years ended December 31, 2009, 2008 and 2007, are incurred charitable contributions of $5.0 million, $3.7 million and $2.5 million, respectively, related to these entities.
          Due to expense sharing and investment management agreements with Fairfax and its affiliates, the Company has accrued, on its consolidated balance sheet, amounts receivable from affiliates of $0.3 million and $1.0 million as of December 31, 2009 and 2008, respectively, and amounts payable to affiliates of $13.3 million and $1.6 million as of December 31, 2009 and 2008, respectively.
          In the ordinary course of the Company’s investment activities, the Company makes investments in investment funds, limited partnerships and other investment vehicles in which Fairfax or its affiliates may also be investors.
19. Employee Benefits
          The Company measures the assets and liabilities of its employee benefit plans as of the date of the Company’s financial statements, as required by GAAP. During 2008, the measurement date for the Company’s defined benefit pension plan and the supplemental employee retirement plan (the “Supplemental Plan”) were changed from October 1 to December 31. The Company elected to apply the “fifteen-month” approach to these two benefit plans to measure plan assets and liabilities from the plans’ previous measurement date of October 1, 2007, for a fifteen-month period through December 31, 2008. As of January 1, 2008, the net periodic benefit costs of $1.8 million ($1.2 million, after tax) and the change in the minimum benefit plan liabilities of $0.2 million ($0.1 million, after tax) for the period October 1 through December 31, 2007 related to the defined benefit pension plan and Supplemental Plan have been reflected as a direct charge to retained earnings and an increase to accumulated other comprehensive income, respectively.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following tables set forth the Plan’s unfunded status and accrued pension cost recognized in the Company’s consolidated financial statements as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$59,980	$66,690
Service cost	5,121	6,650
Interest cost	3,432	3,816
Actuarial loss (gain)	3,140	(6,238)
Benefits paid	(4,935)	(3,270)
Settlement of retiree benefit obligations	—	(7,668)

Benefit obligation at end of year	66,738	59,980

Change in Plan assets:
Fair value of Plan assets at beginning of year	47,931	52,388
Actual return on Plan assets	10,480	2,663
Actual contributions during the year	3,800	3,818
Settlement of retiree benefit obligations	—	(7,668)
Benefits paid	(4,935)	(3,270)

Fair value of Plan assets at end of year	57,276	47,931

Unfunded status and accrued pension cost	$(9,462)	$(12,049)

          As of December 31, 2009 and 2008, the fair value and percentage of fair value of the total Plan assets are as follows (in thousands):

	As of December 31,
	2009		2008
	$	%	$	%
Equity securities	$34,671	60.5%	$37,749	78.8%
Fixed income securities	13,104	22.9	—	—
Pooled investment hedge fund	6,573	11.5	—	—
Money market	2,928	5.1	10,182	21.2

Fair value of Plan assets	$57,276	100.0%	$47,931	100.0%

          The Plan seeks to maximize the economic value of its investments, by applying a long-term, value-oriented approach to optimize the total investment returns of the Plan’s invested assets. Assets are transferred and allocated among various investment vehicles, when appropriate. The long-term rate of return assumption is based on this flexibility to adjust to market conditions. The actual return on assets has historically been in line with the Company’s assumptions of expected returns. During 2009, the Company contributed $3.8 million to the Plan. The Company currently expects to make a contribution to the Plan in 2010 of $3.2 million.
          The Company accounts for its Plan assets at fair value as required by GAAP. The Company has categorized its Plan assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The Company uses the three-level hierarchy approach that is described in Note 6.
          For determining the fair value of the Company’s Level 1 Plan assets, quoted market prices are used. The majority of these Plan assets are common stocks that are actively traded in a public market. The Plan’s money market account, for which the cost basis approximates fair value, is also classified as a Level 1 investment.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company’s Level 2 Plan assets, the majority of which are in government, corporate and municipal fixed income securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments.
          The Company’s Level 3 Plan assets are valued by a third party by using valuation techniques that include unobservable inputs. To verify Level 3 pricing, the Company’s investment manager assesses the reasonableness of the fair values by comparing them to the market’s overall performance. During the year ended December 31, 2009, the Company purchased $6.0 million of investments that are classified as Level 3, which had a fair value of $6.6 million as of December 31, 2009.
          The following tables present the fair value hierarchy for those Plan assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements as of December 31, 2009
	Assets	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Equity securities	$34,671	$34,671	$—	$—
Debt securities	13,104	—	13,104	—
Pooled investment hedge fund	6,573	—	—	6,573
Money market	2,928	2,928	—	—

Total Plan assets measured at fair value	$57,276	$37,599	$13,104	$6,573

          The net amount recognized in the consolidated balance sheets related to the accrued pension cost of $9.5 million and $12.0 million, as of December 31, 2009 and 2008, respectively, is included in other liabilities. The net amount of accumulated other comprehensive loss recognized is $0.3 million and $5.5 million, before taxes, as of December 31, 2009 and 2008, respectively.
          The weighted average assumptions used to calculate the benefit obligation as of December 31, 2009 and 2008 are as follows:

	2009	2008
Discount rate	6.00%	6.00%
Rate of compensation increase	5.62%	5.75%
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Net periodic benefit cost included in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 is comprised of the following components (in thousands):

	2009	2008	2007
Net Periodic Benefit Cost:
Service cost	$5,121	$5,323	$5,071
Interest cost	3,432	2,976	2,982
Return on Plan assets	(2,188)	(2,199)	(2,486)
Settlement of retiree benefit obligations	—	1,571	—
Net amortization and deferral	55	572	714

Net periodic benefit cost	$6,420	$8,243	$6,281

          The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Discount rate	6.00%	5.25%	5.25%
Rate of compensation increase	5.75%	5.75%	5.73%
Expected long term rate of return on Plan assets	5.25%	5.25%	5.50%
          The accumulated benefit obligation for the Plan is $49.6 million and $45.4 million as of the December 31, 2009 and 2008 measurement dates, respectively.
          The Plan’s expected future benefit payments are shown below (in thousands):

Year	Amount
2010	$2,650
2011	1,000
2012	2,340
2013	2,510
2014	2,660
2015 — 2019	18,350
          The Company estimates that it will record a $6.4 million expense related to the net periodic benefit cost during the year ended December 31, 2010. The Company does not expect any refunds of Plan assets during the year ended December 31, 2010.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Excess Benefit Plans
          The Company maintains two non-qualified excess benefit plans (“Excess Plans”) that provide more highly compensated officers and employees with defined retirement benefits in excess of qualified plan limits imposed by federal tax law. The following tables set forth the combined amounts recognized for the Excess Plans in the Company’s consolidated financial statements as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$16,387	$16,732
Service cost	733	840
Interest cost	950	894
Actuarial gain	(33)	(1,302)
Benefits paid	(2,261)	(777)

Benefit obligation at end of year	15,776	16,387

Change in Excess Plans’ assets:
Fair value of Excess Plans’ assets at beginning of year	—	—
Actual contributions during the year	2,261	777
Benefits paid	(2,261)	(777)

Fair value of Excess Plans’ assets at end of year	—	—

Unfunded status and accrued prepaid pension cost	$(15,776)	$(16,387)

          The net amount recognized in the consolidated balance sheets related to the accrued pension cost of $15.8 million and $16.4 million, as of December 31, 2009 and 2008, respectively, is included in other liabilities. The net amount of accumulated other comprehensive loss recognized is $2.1 million and $2.2 million, before taxes, as of December 31, 2009 and 2008, respectively.
          The weighted average assumptions used to calculate the benefit obligation as of December 31, 2009 and 2008 are as follows:

	2009	2008
Discount rate	6.00%	6.00%
Rate of compensation increase	5.62%	5.75%
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Net periodic benefit cost included in the Company’s consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 is comprised of the following components (in thousands):

	2009	2008	2007
Net Periodic Benefit Cost:
Service cost	$733	$840	$801
Interest cost	950	852	830
Recognized net actuarial loss	126	244	280
Recognized prior service cost	(37)	(37)	(37)
Other	—	—	5

Net periodic benefit cost	$1,772	$1,899	$1,879

          The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Discount rate	6.00%	5.25%	5.25%
Rate of compensation increase	5.75%	5.75%	5.73%
          The accumulated benefit obligation for the Excess Plans is $11.2 million and $11.7 million as of December 31, 2009 and 2008, respectively.
          The Excess Plans’ expected benefit payments are shown below (in thousands):

Year	Amount
2010	$1,080
2011	1,020
2012	1,170
2013	920
2014	990
2015 — 2019	4,870
          A trust fund, which was established related to the Excess Plans, is included in other invested assets, and had a fair value of $3.8 million and $5.6 million as of December 31, 2009 and 2008, respectively. During 2009, the trust fund reallocated its invested assets from U.S. government securities to money market accounts. Plan benefits are paid by the Company as they are incurred by the participants, accordingly, there are no assets held directly by the Excess Plans.
          The Company expects to contribute $1.1 million to the Excess Plans during the year ended December 31, 2010, which represents the amount necessary to fund the 2010 expected benefit payments.
          The Company estimates that it will record a $1.7 million expense related to the net periodic benefit cost during the year ended December 31, 2010.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Postretirement Benefit Plan
          The Company provides certain health care and life insurance (“postretirement”) benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. The Company’s cost for providing postretirement benefits other than pensions is accounted for in accordance with ASC 715, “Compensation — Retirement Benefits.” The following tables set forth the amounts recognized for the postretirement benefit plan, which has a measurement date of December 31, in the Company’s consolidated financial statements as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$14,151	$14,222
Service cost	1,743	1,787
Interest cost	1,052	879
Actuarial loss (gain)	7,934	(2,429)
Benefits paid	(474)	(357)
Other	65	49

Benefit obligation at end of year	24,471	14,151

Unfunded status and accrued prepaid pension cost	$(24,471)	$(14,151)

          The net amount recognized in the consolidated balance sheets related to the accrued benefit cost of $24.5 million and $14.2 million, as of December 31, 2009 and 2008, respectively, is included in other liabilities. The net amount of accumulated other comprehensive loss, before taxes, recognized is $5.7 million as of December 31, 2009 and accumulated other comprehensive income, before taxes, of $2.3 million as of December 31, 2008.
          The weighted average assumptions used to calculate the benefit obligation as of December 31, 2009 and 2008 are as follows:

	2009	2008
Discount rate	5.75%	7.34%
Rate of compensation increase	4.00%	4.00%
          The discount rate represents the Company’s estimate of the interest rate at which the postretirement benefit plan benefits could be effectively settled. The discount rates are used in the measurement of the expected and accumulated post retirement benefit obligations and the service and interest cost components of net periodic post retirement benefit cost.
          Net periodic benefit cost included in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 is comprised of the following components (in thousands):

	2009	2008	2007
Net Periodic Benefit Cost:
Service cost	$1,743	$1,787	$1,792
Interest cost	1,052	879	681
Net amortization and deferral.	(131)	(104)	(104)

Net periodic benefit cost.	$2,664	$2,562	$2,369

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The weighted average assumptions used to calculate the net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Discount rate	7.34%	6.25%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%
          The accumulated benefit obligation for the postretirement plan was $24.5 million and $14.2 million as of December 31, 2009 and 2008, respectively.
          The postretirement plan’s expected benefit payments are shown below (in thousands):

Year	Amount
2010	$445
2011	539
2012	649
2013	801
2014	951
2015 — 2019	8,049
          The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 8.75% in 2009, decreasing to 5.00% in 2015 and remaining constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation by $4.1 million (16.9% of the benefit obligation as of December 31, 2009) and the service and interest cost components of net periodic postretirement benefit costs by $0.5 million for 2009. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation and the service and interest cost components of net periodic postretirement benefit cost for 2009 by $3.4 million and $0.4 million, respectively.
          The Company estimates that it will record $4.6 million in benefit costs relating to this plan during the year ended December 31, 2010.
Other Plans
          The Company also maintains a defined contribution profit sharing plan for all eligible employees. Each year, the Board of Directors may authorize payment of an amount equal to a percentage of each participant’s basic annual earnings based on the experience of the Company for that year. These amounts are credited to the employee’s account maintained by a third party, which has contracted to provide benefits under the plan. No contributions were authorized in 2009, 2008 or 2007.
          The Company maintains a qualified deferred compensation plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute up to 50% of base salary on a pre-tax basis, subject to annual maximum contributions set by law ($16,500 in 2009). The Company contributes an amount equal to 100% of each employee’s pre-tax contribution up to certain limits. The maximum matching contribution is 4% of annual base salary, with certain government-mandated restrictions on contributions to highly compensated employees. The Company also maintains a non-qualified deferred compensation plan to allow for contributions in excess of qualified plan limitations. The Company’s contributions to these plans of $2.0 million in 2009, and $1.8 million in both 2008 and 2007, are included in other underwriting expenses in the consolidated statements of operations.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. Restricted Equity Value Rights and Stock-Based Compensation Plans
          The Company had previously established three stock-based compensation plans (the “Stock-Based Compensation Plans”): the Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (the “2002 Option Plan”), the Odyssey Re Holdings Corp. Stock Option Plan (the “2001 Option Plan”) and the Odyssey Re Holdings Corp. Restricted Share Plan (the “Restricted Share Plan”). The Stock-Based Compensation Plans generally provided officers, key employees and directors who were employed by or provided services to the Company, with stock options and/or restricted share awards. As a result of the Merger (see Note 1), the Stock-Based Compensation Plans were amended to allow for the conversion, substitution and issuance of restricted equity value rights (“REVRs”). Specifically, the Restricted Share Plan was amended and restated, as of October 28, 2009, as the “Odyssey Re Holdings Corp. Restricted Share and Equity Value Plan” (the “REVR Plan”).
REVR Plan
          In connection with the Merger, the common shares underlying each unvested option granted under the 2001 Option Plan and the 2002 Option Plan were converted into 1.2524 REVRs. Each REVR became exercisable, subject to the same terms and conditions, including the vesting schedule, as applicable to such option prior to the conversion.
          In connection with the Merger, each unvested restricted share under the Restricted Share Plan (a “Restricted Share”) was cancelled and converted into a right to acquire $65.00 in cash, without interest (a “Restricted Cash Unit”), subject to the same vesting, transfer and other restrictions that applied to the Restricted Shares. Following the amendment and restatement of the REVR Plan, certain holders of Restricted Cash Units elected to convert each of their Restricted Cash Units into 1.2524 REVRs, which REVRs are subject to the same vesting, transfer and other restrictions that applied to the Restricted Cash Units.
          Under the terms of the REVR Plan, each REVR has a value (the “REVR Value”) equal to the most recently reported common shareholders’ equity of the Company, as adjusted in accordance with the REVR Plan, divided by 58,443,149, which was the number of Company common shares outstanding as of September 30, 2009. Upon vesting of a REVR, a participant will receive a single sum cash payment equal to the REVR value as of the applicable vesting date, less any applicable withholding of taxes. The REVRs will be subject to the terms and conditions of the REVR Plan, including vesting and termination of employment provisions, and will not be paid until a participant satisfies the applicable vesting requirements.
          The following table summarizes activity for the Restricted Cash Units and REVR Plan for the year ended December 31, 2009:

	Restricted
	Cash Units	REVR
Converted from Stock-Based Compensation Plans	751,628	160,837
Converted to REVRs	(724,093)	906,860
Vested	—	(5,589)
Forfeited	—	(3,113)

Outstanding as of December 31, 2009	27,535	1,058,995

          As of December 31, 2009, the Company recorded a liability of $21.2 million for the REVRs and Restricted Cash Units. For the period October 21, 2009, the effective date of issuance of the Restricted Cash Units and REVRs, through December 31, 2009, the Company recognized an expense related to the REVRs and Restricted Cash Units of $15.0 million. The total tax benefit recognized for the year ended December 31, 2009 was $5.3 million.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Share Purchase Plan
          In 2001, the Company established the Employee Share Purchase Plan (the “ESPP”). Under the terms of the ESPP, eligible employees were given the election to purchase Company common shares in an amount up to 10% of their annual base salary. The Company issued, or purchased on the employee’s behalf, a number of the Company’s common shares equal in value to 30% of the employee’s contribution. In the event that the Company achieved a return on equity of at least 15% in any calendar year, additional shares were issued, or purchased by the Company for the employee’s benefit, in an amount equal in value to 20% of the employee’s contribution during that year. As a result of the Merger (see Note 1), the Company suspended issuances, purchases and contributions made for the ESPP. During the years ended December 31, 2009, 2008 and 2007, the Company purchased 58,699 shares, 75,757 shares and 68,542 shares, respectively, on behalf of employees pursuant to the ESPP, at average purchase prices of $43.23, $38.46 and $38.67, respectively. The compensation expense recognized by the Company for purchases of the Company’s common shares under the ESPP was $0.8 million for the year ended December 31, 2009 and $0.9 million for each of the years ended December 31, 2008 and 2007.
General
          For the years ended December 31, 2009, 2008 and 2007, the Company received $0.9 million, $3.6 million and $2.5 million, respectively, in cash from employees for the exercise of stock options. For the years ended December 31, 2009, 2008 and 2007, the Company recognized an expense related to all stock-based compensation of $11.9 million, $9.5 million and $6.7 million, respectively. The total tax benefits recognized for the years ended December 31, 2009, 2008 and 2007 were $4.2 million, $3.3 million and $2.3 million, respectively.
          The following tables summarize the activity for the Stock-Based Compensation Plans for the year ended December 31, 2009:

	2002	2001
	Option Plan	Option Plan
Outstanding as of December 31 ,2008	177,399	172,645
Granted	—	52,496
Exercised	(176,149)	(92,562)
Forfeited	—	(5,407)
Replaced with REVRs	(1,250)	(127,172)

Outstanding as of December 31, 2009	—	—

Restricted
Share Plan
Outstanding as of December 31 ,2008	833,915
Granted	371,543
Vested	(424,009)
Forfeited	(29,821)
Converted to REVRs and Restricted Cash Units	(751,628)

Outstanding as of December 31, 2009	—

21. Financial Guaranty Reinsurance
          The Company previously underwrote assumed financial guaranty reinsurance. The maximum exposure to loss related to this business, in the event of nonperformance by the underlying insured and assuming that the

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
underlying collateral proved to be of no value, was $9.7 million and $10.0 million as of December 31, 2009 and 2008, respectively. It is the responsibility of the ceding insurer to collect and maintain collateral under financial guaranty reinsurance. The Company ceased writing financial guaranty business in 1992.
          As of December 31, 2009, financial guaranty reinsurance in force had a remaining maturity term of one (1) to 19 years. The approximate distribution of the estimated debt service (principal and interest) of bonds, by type, for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Municipal obligations:
General obligation bonds	$7,418	$7,671
Special revenue bonds	2,271	2,352

Total	$9,689	$10,023

          The Company has been provided with a geographic distribution of the debt service from all of its cedants. The following table summarizes the information which has been received by the Company from its cedants (in thousands):

2009
State	Debt Service
Mississippi	$2,984
Florida	2,521

Subtotal	5,505
States less than $1.5 million exposure per state	4,184

Total	$9,689

22. Quarterly Financial Information (Unaudited)
          A summary of selected quarterly financial information follows for each of the quarters in the years ended December 31, 2009 and 2008 (in thousands, except share amounts):

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009		Year
Gross premiums written	$554,920	$511,388	$630,891		$497,836		$2,195,035
Net premiums written	478,979	459,807	524,028		430,999		1,893,813
Net premiums earned	470,018	480,471	493,896		483,027		1,927,412
Net realized investment income	67,461	92,966	76,655		80,812		317,894
Total net realized investment (losses) gains	(99,363)	55,199	144,156		85,959		185,951
Total revenues	438,116	628,636	714,707		649,798		2,431,257
Total expenses	465,987	456,134	531,871		484,407		1,938,399
(Loss) income before income taxes	(27,871)	172,502	182,836		165,391		492,858
Net income available to common shareholders	870	121,797	128,159		124,252		375,078
Net income per common share:
Basic	$0.01	$2.04	$2.19	$	N/A	$	N/A
Diluted	$0.01	$2.03	$2.18	$	N/A	$	N/A

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Year
Gross premiums written	$577,554	$566,158	$656,744	$494,086	$2,294,542
Net premiums written	517,820	503,482	571,807	437,712	2,030,821
Net premiums earned	511,428	515,538	545,393	504,005	2,076,364
Net investment income	73,128	64,696	62,505	54,870	255,199
Total net realized investment gains	322,994	45,631	196,743	126,891	692,259
Total revenues	907,550	625,865	804,641	685,766	3,023,822
Total expenses	523,311	525,228	618,739	529,064	2,196,342
Income before income taxes	384,239	100,637	185,902	156,702	827,480
Net income available to common shareholders	249,032	65,166	121,471	107,415	543,084
Net income per common share:
Basic	$3.62	$0.99	$1.95	$1.79	$8.46
Diluted	$3.61	$0.99	$1.95	$1.78	$8.43
          Due to changes in the number of weighted average common shares outstanding during 2009 and 2008, the sum of quarterly earnings per common share amounts will not equal the total for the year. As a result of the Merger (see Note 1), the Company has not presented net income per share for the quarter and year ended December 31, 2009.

SCHEDULE I
ODYSSEY RE HOLDINGS CORP.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2009
			Amount at
	Cost or		Which Shown
	Amortized		in the
Type of Investment	Cost	Fair Value	Balance Sheet
	(In thousands)
Fixed income securities, available for sale:
United States government, government agencies and authorities	$138,033	$141,037	$141,037
States, municipalities and political subdivisions	2,808,873	3,087,556	3,087,556
Foreign governments	748,680	796,611	796,611
Corporate	275,553	348,761	348,761

Total fixed income securities, available for sale	3,971,139	4,373,965	4,373,965

Fixed income securities, held as trading securities:
Foreign governments	78,665	99,399	99,399
Mortgage back securities	76,449	70,344	70,344
Corporate	443,804	362,975	362,975

Total fixed income securities, held as trading securities	598,918	532,718	532,718

Total fixed income securities	4,570,057	4,906,683	4,906,683
Redeemable preferred stock, at fair value	108	108	108
Convertible preferred stock, held as trading securities, at fair value	75,000	82,470	82,470
Common stocks, at fair value	1,679,748	2,071,037	2,071,037
Short-term investments, at fair value	125,100	125,100	125,100
Short-term investments, held as trading securities, at fair value	238,419	238,403	238,403
Other invested assets	146,728	146,728	146,728

Total	$6,835,160	$7,570,529	$7,570,529

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands,
	except share amounts)
ASSETS
Investment and cash:
Fixed income securities, available for sale, at fair value (amortized cost $46,815)	$50,063	$—
Investment in subsidiary, at equity	3,994,614	3,313,534
Cash and cash equivalents	32,986	23,944

Total investments and cash	4,077,663	3,337,478
Accrued investment income	434	5
Other assets	385	3,561

Total assets	$4,078,482	$3,341,044

LIABILITIES
Debt obligations	$489,402	$489,278
Federal and foreign income taxes payable	1,524	13,443
Interest payable	4,387	4,479
Other liabilities	27,935	6,109

Total liabilities	523,248	513,309

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 and 2,000,000 Series A shares issued and outstanding, respectively; and 1,167,263 and 1,872,000 Series B shares issued and outstanding, respectively	32	39
Common shares, $0.01 par value; 500,000,000 shares authorized; 56,604,650 and 60,264,270 shares issued, respectively	567	603
Additional paid-in capital	515,066	614,203
Treasury shares, at cost (21,321 shares in 2008)	—	(795)
Accumulated other comprehensive income, net of deferred income taxes	546,580	82,421
Retained earnings	2,492,989	2,131,264

Total shareholders’ equity	3,555,234	2,827,735

Total liabilities and shareholders’ equity	$4,078,482	$3,341,044

The condensed financial statements should be read in conjunction with the accompanying note and with the consolidated financial statements and notes thereto.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
REVENUES
Net investment (loss) income	$(465)	$895	$2,541
Equity in net income of subsidiary	427,375	579,731	626,717
Net realized investment (losses) gains	(4,798)	245	—

Total revenues	422,112	580,871	629,258

EXPENSES
Other expense, net	37,302	13,179	12,284
Interest expense	31,040	34,180	37,665

Total expenses	68,342	47,359	49,949

Income before income taxes	353,770	533,512	579,309

Federal and foreign income tax (benefit) provision:
Current	(37,566)	—	—
Deferred	19,022	(15,496)	(16,266)

Total federal and foreign income tax benefit	(18,544)	(15,496)	(16,266)

Net income	372,314	549,008	595,575
Preferred dividends	(5,233)	(7,380)	(8,345)
Gain on purchase of Series B preferred shares	7,997	1,456	—

Net income available to common shareholders	$375,078	$543,084	$587,230

Retained earnings, beginning of year	$2,131,264	$1,605,170	$1,030,677
Adjustment to the beginning balance due to a change in accounting	—	—	(11,170)

Adjusted beginning balance	2,131,264	1,605,170	1,019,507
Net income	372,314	549,008	595,575
Gain on purchase of Series B preferred shares	7,997	1,456	—
Dividends to preferred shareholders	(5,233)	(7,380)	(8,345)
Dividends to common shareholders	(13,353)	(17,357)	(17,757)
Cumulative effect of changes in accounting	—	367	16,190

Retained earnings, end of year	$2,492,989	$2,131,264	$1,605,170

The condensed financial statements should be read in conjunction with the accompanying note and with the consolidated financial statements and notes thereto.

SCHEDULE II
ODYSSEY RE HOLDINGS CORP.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$372,314	$549,008	$595,575
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(428,210)	(579,731)	(626,717)
Current and deferred federal and foreign income taxes, net	(9,240)	(30,202)	4,307
Other assets and liabilities, net	5,297	1,671	(3,292)
Net realized investment losses (gains)	4,798	(245)	—
Bond premium (discount) amortization	4	15	(141)
Amortization of compensation plans	20,794	4,864	4,330
Dividend from subsidiary	200,000	410,000	155,000

Net cash provided by operating activities	165,757	355,380	129,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in short-term investments	—	12,436	(12,205)
Maturities of fixed income securities, available for sale	—	22,500	58
Purchases of fixed income securities, available for sale	(49,543)	—	—
Purchases of other invested assets	(2,030)	—	—

Net cash (used in) provided by investing activities	(51,573)	34,936	(12,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares repurchased and retired	(72,573)	(354,076)	(92,165)
Purchase of treasury shares	(18,001)	(14,048)	(17,259)
Dividends paid to preferred shareholders	(5,882)	(7,526)	(8,369)
Dividends paid to common shareholders	(13,353)	(17,356)	(17,757)
Proceeds from exercise of stock options	851	3,527	2,530
Excess tax benefit from compensation plans	3,816	1,300	1,503

Net cash used in financing activities	(105,142)	(388,179)	(131,517)

Increase (decrease) in cash and cash equivalents	9,042	2,137	(14,602)
Cash and cash equivalents, beginning of year	23,944	21,807	36,409

Cash and cash equivalents, end of year	$32,986	$23,944	$21,807

Supplemental disclosures of cash flow information:
Interest paid	$30,555	$33,779	$36,985

Income taxes (received) paid	$(9,303)	$14,706	$(19,887)

Non-cash activity (see Note 13):
Conversion of 4.375% convertible debentures	$—	$—	$(23,474)

Issuance of common stock	$—	$—	$23,474

The condensed financial statements should be read in conjunction with the accompanying note and with the consolidated financial statements and notes thereto.

ODYSSEY RE HOLDINGS CORP.
NOTE TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT — PARENT ONLY
(1)	The registrant’s investment in Odyssey America is accounted for under the equity method of accounting.

SCHEDULE III
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INSURANCE INFORMATION
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

								Amortization
		Net Unpaid						of net
	Deferred	losses and					Net losses	deferred
	policy	loss	Gross	Net	Net	Net	and loss	policy	Net
	acquisition	adjustment	unearned	premiums	premiums	investment	adjustment	acquisition	underwriting
Segment	costs	expenses	premiums	written	earned	income	expenses	costs	expenses
	(In thousands)
Year Ended December 31, 2009
Americas	$48,692	$2,427,246	$127,502	$731,228	$775,000	$237,829	$548,686	$165,046	$80,857
EuroAsia	35,466	874,878	134,743	532,981	542,777	16,840	392,709	112,069	23,708
London Market	16,651	844,475	137,668	254,462	251,596	40,111	140,807	40,205	31,385
U.S. Insurance	25,657	519,681	291,300	375,142	358,039	23,579	219,794	57,939	49,738
Holding Company	—	—	—	—	—	(465)	—	—	—

Totals	$126,466	$4,666,280	$691,213	$1,893,813	$1,927,412	$317,894	$1,301,996	$375,259	$185,688

Year Ended December 31, 2008
Americas	$59,336	$2,459,930	$190,526	$760,696	$780,027	$175,771	$645,550	$171,521	$82,021
EuroAsia	40,189	785,001	145,299	569,289	566,517	12,666	397,203	122,218	24,873
London Market	16,458	786,877	122,979	306,526	314,616	50,697	188,566	48,731	32,941
U.S. Insurance	23,086	528,505	243,151	394,310	415,204	15,170	277,406	75,535	35,178
Holding Company	—	—	—	—	—	895	—	—	—

Totals	$139,069	$4,560,313	$701,955	$2,030,821	$2,076,364	$255,199	$1,508,725	$418,005	$175,013

Year Ended December 31, 2007
Americas	$65,086	$2,467,304	$252,221	$817,849	$841,869	$239,276	$661,429	$183,086	$87,726
EuroAsia	40,005	656,482	141,433	542,058	543,141	13,266	348,593	126,194	23,230
London Market	15,964	906,888	124,824	305,601	306,799	56,377	150,413	47,867	32,769
U.S. Insurance	29,745	444,902	205,794	423,935	428,728	17,962	247,929	80,110	34,830
Holding Company	—	—	—	—	—	2,541	—	—	—

Totals	$150,800	$4,475,576	$724,272	$2,089,443	$2,120,537	$329,422	$1,408,364	$437,257	$178,555

SCHEDULE IV
ODYSSEY RE HOLDINGS CORP.
REINSURANCE

		Assumed	Ceded to		Percentage of
		from other	other		amount
	Direct	companies	companies	Net amount	assumed to net
	(In thousands)
Year Ended December 31, 2009:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	780,467	1,414,468	301,222	1,893,713	74.7
Title insurance	—	—	—	—	—

Total premiums written	$780,467	$1,414,468	$301,222	$1,893,713	74.7%

Year Ended December 31, 2008:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	792,351	1,502,191	263,721	2,030,821	74.0
Title insurance	—	—	—	—	—

Total premiums written	$792,351	$1,502,191	$263,721	$2,030,821	74.0%

Year Ended December 31, 2007:
Premiums written:
Life insurance	$—	$—	$—	$—	—%
Accident and health insurance	—	—	—	—	—
Property and casualty insurance	736,822	1,545,860	193,239	2,089,443	74.0
Title insurance	—	—	—	—	—

Total premiums written	$736,822	$1,545,860	$193,239	$2,089,443	74.0%

SCHEDULE VI
ODYSSEY RE HOLDINGS CORP.
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE UNDERWRITERS)

Gross
		reserves for						Net losses and loss		Amortization
		unpaid	Discount,					adjustment expenses		of net	Net paid
	Deferred	losses and	if any					incurred related to:		deferred	losses and
	policy	loss	deducted	Gross	Net	Net	Net			policy	loss
	acquisition	adjustment	in previous	unearned	premiums	premiums	investment	Current	Prior	acquisition	adjustment
Affiliation with Registrant	costs	expenses	column	premiums	written	earned	income	year	year	costs	expenses
(In thousands)
Year Ended December 31, 2009:
(a) Consolidated property-casualty insurance entities	$126,466	$5,507,766	$76,326	$691,213	$1,893,813	$1,927,412	$317,894	$1,313,319	$(11,323)	$375,259	$1,254,792
Unconsolidated property- casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—

Year Ended December 31, 2008:

(a) Consolidated property-casualty insurance entities	$139,069	$5,250,484	$79,600	$701,955	$2,030,821	$2,076,364	$255,199	$1,518,780	$(10,055)	$418,005	$1,280,792
Unconsolidated property- casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—

Year Ended December 31, 2007:

(a) Consolidated property-casualty insurance entities	$150,800	$5,119,085	$89,408	$724,272	$2,089,443	$2,120,537	$329,422	$1,367,857	$40,507	$437,257	$1,362,512
Unconsolidated property- casualty insurance entities	—	—	—	—	—	—	—	—	—	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
          None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal year covered by this Form 10-K, the Company’s disclosure controls and procedures were effective.
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
          Management, including our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
          The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in Internal Controls over Financial Reporting
          During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
          No information required to be disclosed in a current report on Form 8-K during the three months ended December 31, 2009 was not so reported.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Election of Directors
          The following table sets forth information regarding our directors and executive officers as of February 15, 2010.

Name	Age	Position
V. Prem Watsa	59	Chairman of the Board of Directors
James F. Dowd	68	Vice Chairman of the Board of Directors
Andrew A. Barnard	54	Director, President and Chief Executive Officer
Anthony F. Griffiths	79	Director
Alan D. Horn	58	Director
Brandon W. Sweitzer	67	Director
R. Scott Donovan	52	Executive Vice President and Chief Financial Officer
Brian D. Young	45	Executive Vice President and Chief Operating Officer
Michael G. Wacek	54	Executive Vice President and Chief Risk Officer
Peter H. Lovell	51	Senior Vice President, General Counsel and Corporate Secretary
Information Concerning Directors and Executive Officers
          V. Prem Watsa is the Chairman of our board of directors. Mr. Watsa has served as Chairman and Chief Executive Officer of Fairfax Financial Holdings Limited since 1985, and as Vice President of Hamblin Watsa Investment Counsel Ltd. since 1985. He has served as Chairman of Crum & Forster Holdings Corp. and Northbridge Financial Corporation since 2003. Mr. Watsa currently serves on the boards of the OdysseyRe Foundation and ICICI Bank Limited. He formerly served as Vice President of GW Asset Management from 1983 to 1984, and Vice President of Confederation Life Investment Counsel from 1974 to 1983. Mr. Watsa is a resident of Toronto, Ontario, Canada.
          James F. Dowd is the Vice Chairman of our board of directors. Mr. Dowd has served as President and Chief Executive Officer of Fairfax Inc., and Chairman of FFHL Group Ltd., each a holding company subsidiary of Fairfax Financial Holdings Limited, since January 1998. Mr. Dowd serves as the Chairman of the Supervisory Board of Polish Reinsurance Company since April 2009. Mr. Dowd has served on the board of Alltrust Insurance Company of China Limited since January 2010. Mr. Dowd served as the Chairman and Chief Executive Officer of Fairfax Asia Limited from 2002 to 2009. Mr. Dowd served as a member of the board of directors of ICICI Lombard General Insurance Company Limited from November 2001 to 2009. He served as a member of the board of directors of First Capital Insurance Limited from August 2006 to 2009. Mr. Dowd served as a member of the board of directors of Falcon Insurance Company (Hong Kong) Limited from 2003 to 2009. Mr. Dowd currently serves on the boards of St. John’s University School of Risk Management and the International Insurance Society. Mr. Dowd served as the Chairman of Cunningham Lindsey Group, Inc., a publicly-traded affiliate of OdysseyRe, from November 2001 to April 2006. Mr. Dowd served as Chairman of the Board and Chief Executive Officer of Odyssey Reinsurance Corporation (now known as Clearwater Insurance Company) from July 1996 to December 1997, and as President, Chairman and Chief Executive Officer from August 1995 to September 1996. Mr. Dowd served as Chairman of the Board and Chief Executive Officer of Willis Faber North America, Inc. from February 1993 to May 1995. He also served in various executive positions, including Chairman of the Board, President and Chief Executive Officer of Skandia America Corporation and Skandia America Reinsurance Corporation from December 1971 to October 1992. Mr. Dowd has over 39 years of experience in the insurance business. Mr. Dowd is a resident of New Canaan, Connecticut.

          Andrew A. Barnard is our President and Chief Executive Officer and one of our directors. Mr. Barnard currently serves as Chairman of the Board, Chief Executive Officer and President of Odyssey America Reinsurance Corporation. Mr. Barnard also serves as Chairman of the Board and Chief Executive Officer of Clearwater Insurance Company and Clearwater Select Insurance Company. He is also Chairman of the Board and a director of Newline Underwriting Management Limited and Newline Insurance Company Limited. Mr. Barnard currently serves on the boards of the OdysseyRe Foundation, St. John’s University School of Risk Management and the U.S. Chamber Institute for Legal Reform. Mr. Barnard served as President, Chief Executive Officer and director of Odyssey Re Group Ltd. (now known as FFHL Group Ltd.), one of our parent companies, from January 1998 to June 2001. He also served as President and Chief Executive Officer of Odyssey Reinsurance Corporation (now known as Clearwater Insurance Company) from January 1998 to April 1999 and as President and Chief Operating Officer from July 1996 to December 1997. Before joining us, Mr. Barnard served as Executive Vice President, Chief Underwriting Officer and a director of Transatlantic Holdings from 1989 to 1996; Vice President of Reliance Reinsurance from 1985 to 1989; and Assistant Vice President of Skandia Group from 1977 to 1985. Mr. Barnard has 33 years of experience in the reinsurance business. Mr. Barnard is a resident of New York, New York.
          Anthony F. Griffiths is a member of our board of directors. Mr. Griffiths is currently an independent business consultant and corporate director. He is a director of Fairfax Financial Holdings Limited (“Fairfax”), and of various operating subsidiaries of Fairfax, including Crum & Forster Holdings Corp. and Northbridge Financial Corporation. He is also a director of Abitibibowater Inc., Bronco Energy Ltd., Vitran Corporation, Jaguar Mining Inc., Novadaq Technologies Inc., Gedex Inc. and Russel Metals Inc. Mr. Griffiths serves on the Audit Committees of Fairfax, Crum & Forster Holdings Corp., Northbridge Financial Corporation, Russel Metals Inc., and Jaguar Mining Inc. Mr. Griffiths was formerly with Mitel Corporation, a telecommunications company, from 1985 to 1993, and served in the positions of President, Chairman and Chief Executive Officer. Mr. Griffiths currently serves on our Audit and Compensation Committees. Mr. Griffiths is a resident of Toronto, Ontario, Canada.
          Alan D. Horn is a member of our board of directors. Mr. Horn is Chairman of Rogers Communications Inc. and has been since March 2006. Mr. Horn has been President and Chief Executive Officer of Rogers Telecommunications Limited since March 2006. Mr. Horn served as Vice President, Finance and Chief Financial Officer of Rogers Communications Inc. from September 1996 to March 2006 and was President and Chief Operating Officer of Rogers Telecommunications Limited from 1990 to 1996. Mr. Horn is a director of Fairfax Financial Holdings Limited (“Fairfax”) and Crum & Forster Holdings Corp. (“Crum & Forster”). Mr. Horn serves on the Audit Committees of Fairfax and Crum & Forster, and the Compensation Committee of Crum & Forster. Mr. Horn is a Chartered Accountant and a director of March Networks Corporation and CCL Industries Inc. Mr. Horn currently serves on our Audit Committee. Mr. Horn is a resident of Toronto, Ontario, Canada.
          Brandon W. Sweitzer is a member of our board of directors. Mr. Sweitzer is a member and a Senior Fellow of the Chamber of Commerce of the United States. Mr. Sweitzer currently serves on the boards of the OdysseyRe Foundation, Fairfax Financial Holdings Limited, Falcon Insurance Company (Hong Kong) Limited, First Capital Insurance Limited, United Educators and St. John’s University School of Risk Management. Mr. Sweitzer became Chief Financial Officer of Marsh Inc. in 1981, and was its President from 1999 through 2000. Mr. Sweitzer also served as President and Chief Executive Officer of Guy Carpenter & Company from 1996 to 1999. Mr. Sweitzer currently serves on our Audit and Compensation Committees. Mr. Sweitzer is a resident of New Canaan, Connecticut.
          R. Scott Donovan is Executive Vice President and Chief Financial Officer. Since August 15, 2006, Mr. Donovan has served as Executive Vice President and Chief Financial Officer of OdysseyRe. Mr. Donovan serves as a director of Odyssey America Reinsurance Corporation, Clearwater Insurance Company, Hudson Insurance Company, Clearwater Select Insurance Company, Hudson Specialty Insurance Company and Newline Insurance Company Limited. Previously, Mr. Donovan was President and Chief Operating Officer of TIG Insurance Group after serving as Chief Financial Officer for three years. Before joining TIG, Mr. Donovan was Senior Vice President and Chief Financial Officer for Coregis Insurance Group, a wholly owned subsidiary of GE Capital, from 1996 to 1999. Mr. Donovan had previously been Vice President and Treasurer of Crum & Forster Insurance Company where he began his career in 1979. Mr. Donovan is a resident of Southlake, Texas.

          Brian D. Young is Executive Vice President and Chief Operating Officer. Since May 1, 2009, Mr. Young has served as Executive Vice President and Chief Operating Officer of OdysseyRe. Mr. Young serves as director of Odyssey America Reinsurance Corporation, Clearwater Insurance Company, Hudson Insurance Company, Clearwater Select Insurance Company, Hudson Specialty Insurance Company, Newline Underwriting Management Limited and Newline Insurance Company. Mr. Young has held a number of senior underwriting and management positions since joining OdysseyRe in 1996, most recently as Chief Executive Officer of Global Insurance and London Market Operations for Odyssey America Reinsurance Corporation. Prior to joining OdysseyRe, Mr. Young worked for nine years with Transatlantic Re in both New York and London. Mr. Young is a resident of New York, New York.
          Michael G. Wacek is Executive Vice President and Chief Risk Officer. Mr. Wacek served as President of Odyssey America Reinsurance Corporation (“Odyssey America”) between September 2001 and December 2009. Before that time, he was President and Chief Executive Officer of Odyssey America since February 1998, and of Clearwater Insurance Company, formerly known as Odyssey Reinsurance Corporation (“Clearwater”) since April 1999. He currently serves as a director of Odyssey America, Clearwater, Hudson Insurance Company, Hudson Specialty Insurance Company and Clearwater Select Insurance Company. Mr. Wacek is a Fellow of the Casualty Actuarial Society (FCAS) and is currently a director of the Casualty Actuarial Society. Mr. Wacek began his career in the insurance and reinsurance industry in 1978. Before joining us, Mr. Wacek was employed by St. Paul Reinsurance Company Ltd., most recently as the Managing Director, from 1989 to 1998. Prior to that, he served with E.W. Blanch Company from 1984 to 1988, most recently as Senior Vice President, and at St. Paul Fire & Marine Insurance from 1978 to 1984, most recently as Assistant Actuary. Mr. Wacek is a resident of Greenwich, Connecticut.
          Peter H. Lovell is Senior Vice President, General Counsel and Corporate Secretary. Mr. Lovell has served in his current capacity since December 18, 2009 for OdysseyRe, Odyssey America Reinsurance Corporation, Clearwater Insurance Company and Clearwater Select Insurance Company. Since 2003 Mr. Lovell has served OdysseyRe in various capacities, including Vice President, Assistant General Counsel and Assistant Corporate Secretary of Odyssey America Reinsurance Corporation and, since 2004, as Senior Vice President, General Counsel and director of Hudson Specialty Insurance Company and Senior Vice President and General Counsel of Hudson Insurance Company. Prior to joining OdysseyRe, Mr. Lovell served in various corporate counsel roles at Royal and SunAlliance, John Deere Insurance Group and the Orion Capital Companies dating back to 1990. He began his legal career as a criminal prosecutor and also spent three years in private practice. A graduate of New England School of Law, Mr. Lovell is a member of the Connecticut and Massachusetts bars and holds a Chartered Property and Casualty Underwriter designation. Mr. Lovell is a resident of Glastonbury, Connecticut.
Board of Directors’ Committees and Meetings
          Our board of directors met five times and acted by unanimous written consent six times during fiscal year 2009. During fiscal year 2009, none of our current directors attended fewer than 75 percent of the aggregate of the total number of meetings held by our board of directors and the total number of meetings held by all committees of the board of directors on which each such director served. Our board of directors has an audit committee and a compensation committee. Our board of directors does not have a nominating committee. Our non-management directors designate a director from among their number to preside at all executive sessions of the non-management directors. All of our directors attended our annual meeting of stockholders held on April 22, 2009.
Audit Committee
          Our board of directors has established an audit committee comprised of directors who are independent of our management and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as audit committee members. Our audit committee met seven times during fiscal year 2009. The audit committee’s primary responsibilities include: engaging independent accountants; appointing the chief internal auditor; approving independent audit fees; reviewing quarterly and annual financial statements, audit results and reports, including management comments and recommendations thereto; reviewing our system of controls and related policies, including those covering conflicts of interest and business ethics; evaluating reports of actual or threatened litigation; considering significant changes in accounting practices; and examining improprieties or suspected improprieties, with the authority to retain outside counsel or experts. Our audit committee is currently comprised of Mr. Sweitzer (Chairman), Mr. Griffiths, and Mr. Horn. The members of the audit committee are independent, as independence is defined in the listing standards of the NYSE. Mr. Griffiths serves on the audit committee of more than three public companies. Our board of directors has determined that such simultaneous service would not impair his ability to effectively serve on our audit committee. The board of directors has adopted a written charter setting out the audit related functions the audit committee is to perform. A copy of the audit committee’s charter is available on our website, www.odysseyre.com.
Audit Committee Financial Expert
          Our board of directors has determined that Mr. Sweitzer, who serves as Chairman of our audit committee, is an audit committee financial expert within the meaning of Item 407 of Regulation S-K under the Securities Act of 1933. Mr. Sweitzer is independent, as independence is defined in the listing standards of the NYSE.
Compensation Committee
          Our board of directors has established a compensation committee comprised of directors who are independent of our management and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as committee members. Our compensation committee met one time and acted by unanimous written consent three times during fiscal year 2009. The compensation committee’s primary responsibilities include administering, reviewing and making recommendations to our board of directors regarding our 2002 stock incentive plan, restricted share and equity value plan, stock option plan, long-term incentive plan and compensation to our executive officers, ensuring that they meet corporate, financial and strategic objectives. The compensation committee also establishes and reviews general policies relating to compensation of and benefits for our employees. Our compensation committee is currently comprised of Mr. Griffiths (Chairman) and Mr. Sweitzer. A copy of the compensation committee’s charter is available on our website, www.odysseyre.com.
          Our board of directors may, from time to time, establish certain other committees to facilitate the management of OdysseyRe.
Code of Ethics for Senior Financial Officers
          We have adopted a code of ethics that applies to our Chief Executive Officer and our Chief Financial Officer and senior financial officers of all of our subsidiaries. Our Code of Ethics for Senior Financial Officers, our Code of Business Conduct and Ethics for Directors, Officers and Employees, our Corporate Governance Guidelines, the Charter of our Audit Committee and the Charter of our Compensation Committee have been posted on our website, www.odysseyre.com.
PART III
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview and Significant 2009 Event
          The responsibilities of the Company’s Compensation Committee (the “Committee”), discussed in detail in the Committee’s charter, include overseeing the total compensation package for the Company’s named executive officers; administering the Company’s equity compensation plans; approving all executive officer employment and severance contracts; and evaluating the performance of the Company’s Chief Executive Officer, and determining and approving the Chief Executive Officer’s compensation level in light of that evaluation.

          On September 18, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fairfax Financial Holdings Limited (“Fairfax”), our primary shareholder, and Fairfax Investments USA Corp. (“Merger Sub”), an indirect wholly-owned subsidiary of Fairfax. Pursuant to the Merger Agreement, Merger Sub offered to acquire all of the publicly held shares of our common stock for $65.00 per share. On October 21, 2009, Fairfax announced that Merger Sub accepted for payment all of the shares of common stock of the Company validly tendered in response to the tender offer. On October 28, 2009, Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). As a result of the Merger, all of the shares of our common stock held by our shareholders, other than shares held by Fairfax and its subsidiaries, were cancelled and, subject to appraisal rights under Delaware law, converted into the right to receive $65.00 per share in cash, without interest and subject to any applicable withholding of taxes. As a result of the Merger, Fairfax and its subsidiaries became the owner of 100% of the outstanding shares of the Company’s common stock. The Company subsequently withdrew its shares of common stock from listing on the NYSE and terminated registration of the shares under the Securities Exchange Act of 1934.
Objectives of Compensation Program
          OdysseyRe’s compensation practices are intended to attract and retain highly competent executives in a competitive marketplace. The program is intended to provide our named executive officers with compensation that is industry competitive, internally equitable and commensurate with their skills, knowledge, experience and responsibilities.
          The primary objective of the program, however, is to firmly align total executive compensation with the attainment of OdysseyRe’s annual performance goals, particularly the Company’s underwriting combined ratio target. The combined ratio target, which is set at the beginning of each year, is the Company’s paramount business objective, and is the key driver of executive compensation for the Company. Another important financial performance measure that affects executive compensation includes return on common shareholders’ equity. The Company does not maintain any pre-established allocation or targeted mix of annual equity and non-equity awards. The Committee expects that the mix of these elements will generally be 50/50; however, the actual mix of short and long term incentive awards may vary, based on achievement of performance metrics and the Committee’s discretion to adjust amounts awarded.
          There are three major components of our compensation program: annual base salary; annual cash bonus; and restricted equity awards.
Base Salary
          As noted above, the Committee annually evaluates the performance of the Company’s Chief Executive Officer, and determines and approves the Chief Executive Officer’s compensation level in light of that evaluation and other factors considered.
          Base salaries of executives other than the Chief Executive Officer are approved by the Committee after consultation with, and upon the recommendation of, the Chief Executive Officer. The Chief Executive Officer’s recommendations regarding executive officer base salary and base salary adjustments are based upon his personal knowledge and assessment of each officer’s performance during the relevant year or portion thereof, including accomplishments, areas of strength and long-term potential. As it is intended that year-to-year variations in the compensation of executive officers will be driven largely by the Company’s success in achieving its business objectives, executive officers earning an annual base salary of $300,000 or more generally do not receive annual salary increases; these executives may receive salary adjustments at 24 or 36 month intervals. Even so, after evaluating each executive officer’s performance over the year in light of (i) the Company’s success in achieving its annual underwriting combined ratio goal; (ii) the Company’s overall financial performance; and (iii) other relevant factors (including but not limited to market conditions, increased responsibilities and development and execution of strategic initiatives), the Chief Executive Officer may deem it appropriate to recommend executive officer base salary adjustments to the Committee.

          The Committee considers a number of factors when evaluating the Chief Executive Officer’s recommendations regarding executive officer base salary and base salary adjustments. The Company participates annually in the Watson Wyatt Property & Casualty Reinsurance Industry Compensation Survey, which provides detailed information regarding the compensation practices of industry peers and competitors. In addition, the Company compiles compensation data contained in the most recent publicly available Supplemental Compensation Exhibits filed with state insurance departments, as well as compensation information that is disclosed in the proxy statements and Form 4 filings of peer companies. The peer group utilized for this purpose is determined by assessing a number of factors, including geographic location, market capitalization, position within relevant markets and competitiveness with the Company in recruiting executive talent, and is presently comprised of Everest Re Group Ltd., Transatlantic Holdings, Inc., Partner Re Ltd. and Axis Reinsurance Company. Data from these sources is evaluated and summarized in tabular form by the Company’s Human Resources Department, and is provided to the Committee to assist it in evaluating the Chief Executive Officer’s recommendations regarding base salary and base salary adjustments for our executive officers. This peer group data is used by the Committee in establishing the appropriate amount and mix of compensation by guiding the Committee towards a targeted total compensation and actual total compensation that is competitive with the Company’s industry peers. In addition to this information, the Committee may consider such other factors that it deems relevant (including, but not limited to general business trends, the competitiveness of the markets in which we operate and unusual circumstances) in evaluating the Chief Executive Officer’s recommendations. The Committee engages in a similar process in evaluating the performance of the Chief Executive Officer, and determining and approving each of the named executive officer’s total compensation level and mix of compensation, including annual cash bonus and equity compensation, in light of that evaluation. See “— Annual Cash Bonus Incentives” and “— Equity Compensation.”
          We presently do not engage any compensation consultants, nor have we engaged any in the past.
Base Salaries of OdysseyRe’s Executive Officers
          Our Chief Executive Officer, Mr. Barnard, our Chief Financial Officer, Mr. Donovan, our Executive Vice President, Mr. Wacek, and our Chief Operating Officer, Mr. Young, are each party to an employment agreement with the Company that provides for a fixed base salary of $1,000,000, $600,000, $600,000 and $750,000, respectively. (See “— Employment Agreements.”) Mr. Donovan received an increase in base salary from $500,000 to $600,000 upon entering into his new employment agreement, effective July 31, 2009, in recognition of his significant contributions over the last three years and to more closely align his salary with that of similarly situated executives at our industry peers. His former employment agreement was scheduled to terminate on August 15, 2009. In recognition of his appointment as Executive Vice President and Chief Operating Officer, Mr. Young’s salary, as provided for in his employment agreement, was increased from $625,000 to $750,000, effective May 1, 2009. Mr. Lovell, our Senior Vice President, General Counsel and Corporate Secretary received an increase in his base salary from $250,000 to $325,000, effective December 21, 2009, in connection with his appointment as Senior Vice President, General Counsel and Corporate Secretary. In October 2009, prior to his resignation from service with the Company and commencement of his position as a Senior Vice President of one of our subsidiaries, our former Senior Vice President, General Counsel and Corporate Secretary, Donald L. Smith, received an increase in base salary from $327,817 to $337,652 in conjunction with the Company’s annual review of executive compensation, which was intended to more closely align his salary with that of similarly situated executives at our industry peers. All salary increases and employment agreements were approved by the Committee.
Annual Cash Bonus Incentives
          The second element of our compensation program is an annual cash bonus, awarded under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), which was initially approved by our stockholders in 2001 and amended by stockholder vote in 2006. All executive officers participate in the Incentive Plan, which provides significant cash bonus opportunities that are based on corporate and individual performance, and plays a key role in enabling the Company to attract, retain and motivate the highest caliber employees.

          The Incentive Plan permits the Committee broad discretion in approving annual cash awards to our executive officers. Within 90 days after the beginning of each year, the Committee approves the Company’s performance goals for that year. As noted above, a key financial performance measure is the underwriting combined ratio, which is a combination of the underwriting expense ratio and the claims/claims adjustment expense ratio. Better performance is reflected by a lower combined ratio, i.e., a combined ratio of 98.0% reflects better performance than a combined ratio of 99.0%. In addition to combined ratio, the Company also targets performance goals for return on shareholders’ equity. In 2009, the Committee established the following financial performance measures as performance targets: 95.0% combined ratio; and 15% annual return on common shareholders’ equity. At the end of the fiscal year, the Committee reviews the Company’s performance for that year generally, and its success in achieving the combined ratio and return on equity targets in particular. The Committee then evaluates the performance of our Chief Executive Officer and determines the annual Incentive Plan cash award for the Chief Executive Officer. The Committee then considers the Chief Executive Officer’s recommendations in determining (i) the cash awards for the Company’s other named executive officers, and (ii) the aggregate amount of the cash awards for all other employees of the Company, based on a percentage of our annual payroll expense. Our Chief Executive Officer’s recommendations are guided by his evaluation of the Company’s actual financial performance compared with our targeted combined ratio and other targeted financial performance measures, such as growth in book value per share, and his assessment of the effectiveness of the individual and collective efforts of our executive officers in achieving the Company’s business objectives in light of prevailing market conditions.
          Achieving the targeted financial performance measures for any given year requires underwriting discipline and adherence to our annual business plan. Ultimately, however, OdysseyRe’s performance as a property casualty reinsurance and insurance underwriter is subject to the impact of catastrophic forces beyond our control, namely, natural disasters. Incentive Plan awards in any given year are intended to reflect that reality, as the Company’s overall financial performance is intended to be the key driver in determining the amount of any individual executive officer’s bonus compensation. For example, our Chief Executive Officer received no Incentive Plan cash bonus award for 2005, a year that was marked by unprecedented catastrophic storm activity. On the other hand, if the Company successfully meets or exceeds its financial objectives, the Committee may elect to provide cash bonus awards to our executive officers, including our Chief Executive Officer, that reflect that performance and equal or exceed the targeted base salary percentages. Based upon the Company’s success in achieving its corporate objectives, Incentive Plan awards to our named executive officers over the past five years generally have ranged from 0% to 125% of base salary, with target amounts set by the Committee at levels that both reflect the officer’s responsibilities and are consistent (taking into account the targeted equity award values as discussed below under “—Equity Compensation”) with the targeted total compensation data for the Company’s peer group (100% of base salary for Mr. Barnard, Mr. Donovan, Mr. Wacek, and Mr. Young, and 50% of base salary for Mr. Smith and Mr. Lovell).
Incentive Bonus Awards to OdysseyRe’s Executive Officers for 2009
          The Committee met on February 15, 2010 to determine annual Incentive Plan cash awards for 2009. In evaluating the Company’s financial performance during 2009, the Committee noted the following:
•	Combined ratio of 96.7% for the year; and

•	Underwriting profit of $64.5 million, compared to an underwriting loss of $24.5 million in 2008.
          Although the Company’s combined ratio for 2009 was 1.7% above the targeted 95.0%, the Committee noted that it was 4.5% less than in 2008, and that 3.5% of that amount was attributable to reserve strengthening relating to pre-1996 exposures that occurred before OdysseyRe became a public company. The Committee also considered a number of other financial benchmarks during its evaluation of the Company’s overall financial performance for 2009. In particular, the Committee noted (i) after-tax net income for the year of $372.3 million; and (ii) 31.2% growth in book value per share over the course of the year, excluding the reduction in outstanding shares that occurred after the successful completion of the tender offer by Fairfax. The Committee evaluated Mr. Barnard’s contribution to the Company’s 2009 financial results, favorably noting Mr. Barnard’s strong and focused leadership of our management team and his skillful direction of our underwriting efforts in a continuously challenging marketplace. After due consideration, the Committee approved an incentive cash award of $1,250,000 for Mr. Barnard, which is 25% greater than Mr. Barnard received for his efforts in 2008, and the same amount he received for his efforts in 2007. Mr. Barnard’s cash awards are materially greater than those of our other named executive officers, as he is responsible for underwriting and operational management of our global enterprise.
          After consideration of the Chief Executive Officer’s recommendations, the Committee approved an Incentive Plan cash award of $400,000 for Mr. Wacek, which represents 66% of his base salary and the same amount he received for his efforts in 2007, a year financially comparable to 2009; an Incentive Plan cash award of $675,000 for Mr. Young, which represents 90% of his base salary and is in consideration of his contributions in managing the operations of four divisions of the Company; and an Incentive Plan cash award of $200,000 for Mr. Lovell, which represents 62% of his base salary and is in consideration of his work during 2009 and his new responsibilities.
          Mr. Donovan did not receive an Incentive Plan cash award in light of his pending resignation as Executive Vice President, Chief Financial Officer, effective April 1, 2010. Mr. Smith resigned his position as Senior Vice President, General Counsel and Corporate Secretary of Odyssey Re Holdings Corp., as of December 18, 2009, and did not receive an Incentive Plan cash award.
Equity Compensation
          The third element of OdysseyRe’s compensation program is equity compensation. Equity compensation is intended to more closely align annual incentive compensation, as well as total compensation, with the financial performance of the Company. In 2002 and 2003, the Company granted non-qualified stock options under the Company’s 2002 Stock Incentive Plan to our named executive officers at that time. The Company decided in 2004 to discontinue such awards as restricted stock grants are a more predictable and flexible equity incentive than stock option awards, and are more meaningful to our employees, as they are less volatile than option grants.
          In 2004, the Company began providing its executive officers restricted stock awards, pursuant to the terms of the Odyssey Re Holdings Corp. Restricted Share Plan, (the “Restricted Share Plan”), in conjunction with the annual cash bonus awards issued under our Incentive Plan. Generally, one third of each restricted stock grant vested annually, beginning on the first anniversary of the grant, subject to continued employment with the Company through the vesting date. Such grants aligned the financial interests of the executives with those of our stockholders, by providing the executive an opportunity to realize additional value, at vesting, based on appreciation in our stock price from the date of grant.
          In 2009, in connection with the Merger and as a result of the Company’s common stock ceasing to be publicly traded, the Company amended and restated the Restricted Share Plan as the Odyssey Re Holdings Corp. Restricted Share and Equity Plan (the “Restricted Share and Equity Plan”), effective as of October 28, 2009. Pursuant to the Merger, and in accordance with the terms of the Restricted Share and Equity Plan, each restricted share of our common stock that was outstanding immediately prior to the completion of the Merger was cancelled and converted into a Restricted Cash Unit (“RCU”) with a value of $65, the price paid by Fairfax for all outstanding common shares in its tender offer. In connection with the adoption of the Restricted Share and Equity Plan, the executive officers of the Company, including our named executive officers, were provided the opportunity to retain their RCUs, or elect to convert their unvested RCUs into Restricted Equity Value Rights (“REVRs”), effective October 28, 2009. Each named executive officer elected to convert his RCUs into REVRs. The number of REVRs that each named executive officer received was determined by dividing the aggregate dollar value of the RCUs (that is, $65 multiplied by the number of RCUs) by $51.90, which was the Company’s book value per share at June 30, 2009, yielding 1.2540 REVRs for each RCU, with each REVR having an initial value of $51.90. The original vesting schedules applicable to the restricted shares continued to apply to the REVRs. The terms of the REVRs provide that upon vesting, the named executive officer will receive a cash payment equal to the value of the vested REVR. The actual monetary value of each REVR at vesting (the “REVR Value”) will be determined by dividing the total shareholders’ equity of the Company attributed to common shareholders equity as of the end of the preceding fiscal quarter for which our financial results are released, as adjusted for dividends, capital contributions or extraordinary events (in each case, as determined by the Board or the Committee in its sole discretion), by 58,443,149, which represents the number of outstanding shares at September 30, 2009.
          The Restricted Share and Equity Plan permits the Company to make future grants of REVRs. The Company believes that REVRs, align the financial interests of the executives with those of the Company in a fashion similar to restricted shares granted under the Restricted Share Plan, by providing the executive an opportunity to realize additional value, at vesting, based on appreciation in shareholders’ equity.
          In 2009, in connection with the Merger, the Company became a wholly owned subsidiary of Fairfax, and a participant in the Fairfax Financial Holdings Limited 1999 Restricted Share Plan (the “Fairfax Share Plan”), an equity compensation plan under which stock-related awards may be made to senior officers of Fairfax and its subsidiaries. For participating U.S. subsidiaries, such as the Company, the Fairfax Share Plan is structured as a restricted share plan, providing grants of subordinate voting shares of Fairfax (“Fairfax restricted stock”) that vest at future dates. As awards are comprised of outstanding shares of Fairfax stock, they involve no unissued Fairfax treasury stock and, consequently, no dilution. Any awards granted are expected to be held, not traded, and generally vest on the fourth anniversary of the date of grant, subject to continued employment with the Company through the vesting dates. Such grants are intended to align the financial interests of our executives with those of Fairfax stockholders, by providing an opportunity to realize additional value upon vesting, commensurate with any appreciation in the price of Fairfax stock from the date of grant.
          The Committee has broad discretion in providing non-equity and equity incentive awards. While awards are predominately determined by our financial results, when granting such awards, the Committee may consider other factors it considers to be relevant, including non-financial performance measures. We cannot predict the amounts of future awards due to the underlying uncertainty of our business
Restricted Stock Awards to Named Executive Officers for 2009
          The Restricted Share and Equity Plan permits the Committee broad discretion in approving annual equity awards to our executive officers. Further, the Fairfax Share Plan permits the Committee similarly broad discretion in providing restricted stock awards of Fairfax restricted stock.
          Based on the financial performance of the Company in 2009, the Committee, at its February 15, 2010 meeting, authorized the dollar amount of restricted equity awards to be granted to our named executive officers on March 5, 2010. The restricted equity awards shall be divided equally between REVRs and Fairfax restricted stock. The actual number of REVRs comprising each grant will be determined by dividing the designated dollar amount of each award by the REVRs Value as of December 31, 2009 ($59.51), and the awards will vest equally in three annual installments, commencing on the first anniversary of the grant date. The actual number of shares of Fairfax restricted stock comprising each grant will be determined by dividing the designated dollar amount of each award by the closing price of Fairfax subordinate voting shares on the grant date, March 5, 2010, and the awards will vest on the fourth anniversary of the grant date. The details of the awards are as follows:
•	Mr. Barnard will be granted 10,503 REVRs, with an aggregate REVR Value of $625,034, based on the REVR Value at December 31, 2009 ($59.51), on March 5, 2010. Mr. Barnard will be granted a value of $625,000 of Fairfax restricted stock on March 5, 2010. The value of these equity incentive awards is 11% more than the restricted stock award Mr. Barnard received for 2008. Mr. Barnard’s awards are materially greater than those of our other named executive officers, as he is responsible for underwriting and operational management of our global enterprise.

•	Mr. Wacek will be granted 3,361 REVRs, with an aggregate REVR Value of $200,013, based on the REVR Value at December 31, 2009 ($59.51), on March 5, 2010. Mr. Wacek will be granted a value of $200,000 of Fairfax restricted stock on March 5, 2010. The value of these equity incentive awards is 11% more than the restricted stock award Mr. Wacek received for 2008.

•	Mr. Young will be granted 5,546 REVRs, with an aggregate REVR Value of $330,042, based on the REVR Value at December 31, 2009 ($59.51), on March 5, 2010. Mr. Young will be granted a value of $330,000 of Fairfax restricted stock on March 5, 2010.

•	Mr. Lovell will be granted 1,681 REVRs, with an aggregate REVR Value of $100,036, based on the REVR Value at December 31, 2009 ($59.51), on March 5, 2010. Mr. Lovell will be granted a value of $100,000 of shares of Fairfax restricted stock on March 5, 2010.

          Mr. Donovan, Executive Vice President and Chief Financial Officer, and Mr. Smith, our former Senior Vice President, General Counsel and Corporate Secretary, will not receive equity incentive awards for 2009.
          The Committee has broad discretion in providing non-equity and equity incentive awards. While awards are predominately determined by our financial results, when granting such awards, the Committee may consider other factors it considers to be relevant, including non-financial performance measures. We cannot predict the amounts of future awards due to the underlying uncertainty of our business.
Restricted Stock Awards to Named Executive Officers in 2009
          As set forth in the 2009 Grants of Plan-Based Awards Table (and previously disclosed in last year’s proxy statement in connection with our annual shareholders meeting), Mr. Barnard and our other named executive officers received restricted stock awards in 2009 under the Restricted Share Plan that were based on the financial performance of the Company in 2008. The dollar amounts of these restricted stock awards were authorized by the Committee, after due consideration, at its February 13, 2009 meeting, at which time a grant date of March 9, 2009 was established. The awards vest equally in three annual installments, commencing on the first anniversary of the grant date. The actual number of shares of restricted stock comprising each grant was determined by dividing the designated dollar amount of each award by the closing price of our common stock on March 9, 2009 ($38.08). Mr. Barnard, Mr. Donovan, and Mr. Young also received restricted stock awards on May 1, 2009, August 3, 2009 and May 1, 2009 respectively, in connection with entering into new employment agreements. As discussed above, in connection with the adoption of the Restricted Share and Equity Plan, each named executive officer converted these restricted stock awards into REVRs that are subject to the original vesting schedule of the restricted stock. The details of the restricted stock awards and their subsequent conversion to REVRs are as follows:
•	Mr. Barnard was granted 29,544 shares of restricted stock, with a value of $1,125,036, on March 9, 2009. Mr. Barnard’s awards are materially greater than those of our other named executive officers, as he is responsible for the overall management of our global enterprise. In addition, under the terms of his new employment agreement, Mr. Barnard was granted 127,232 shares of restricted stock, with a value of $5,000,027, on May 1, 2009. Effective October 28, 2009, the 29,544 shares of restricted stock were converted into 37,001.15604 REVRs, and the 127,232 shares of restricted stock were converted into 159,346.43545 REVRs.

•	Mr. Donovan was granted 8,273 shares of restricted stock, with a value of $315,036, on March 9, 2009. In addition, under the terms of his new employment agreement, Mr. Donovan was granted 23,715 shares of restricted stock, with a value of $1,000,038, on August 3, 2009. Effective October 28, 2009, the 8,273 shares of restricted stock were converted into 10,361.17533 REVRs, and the 23,715 shares of restricted stock were converted into 29,700.86705 REVRs.

•	Mr. Wacek was granted 9,454 shares of restricted stock, with a value of $360,008, on March 9, 2009. Effective October 28, 2009, the 9,454 shares of restricted stock were converted into 11,840.26974 REVRs.

•	Mr. Young was granted 9,454 shares of restricted stock, with a value of $360,008, on March 9, 2009. In addition, under the terms of his new employment agreement, Mr. Young was granted 38,170 shares of restricted stock, with a value of $1,500,024, on May 1, 2009. Effective October 28, 2009, the 9,454 shares of restricted stock were converted into 11,840.26974 REVRs, and the 38,170 shares of restricted stock were converted into 47,804.43159 REVRs.

•	Mr. Smith was granted 5,909 shares of restricted stock, with a value of $225,015, on March 9, 2009. Effective October 28, 2009, the 5,909 shares of restricted stock were converted into 7,400.48169 REVRs.

•	Mr. Lovell, as a Senior Vice President of one of our subsidiaries, was granted 1,419 shares of restricted stock, with a value of $54,036, on March 9, 2009. Effective October 28, 2009, the 1,419 shares of restricted stock were converted into 1,777.16763 REVRs.
          The Committee has broad discretion in providing non-equity and equity incentive awards. While awards are predominately determined by our financial results, when granting such awards, the Committee may consider other factors it considers to be relevant, including non-financial performance measures. We cannot predict the amounts of future awards due to the underlying uncertainty of our business. In this regard, the Committee considered the financial results of the Company in 2008, and determined that for purposes of determining the amount of restricted stock awards to grant to named executive officers in 2009 (with respect to 2008 performance), it was appropriate to apply a 10% reduction in the value of restricted stock awards from the value of restricted stock awards granted in 2008 (with respect to 2007 performance). Accordingly, the 2009 restricted stock awards to each of Mr. Barnard, Mr. Donovan, Mr. Wacek and Mr. Smith reflected this 10% reduction. Although Mr. Young and Mr. Lovell were not named executive officers for purposes of last year’s proxy statement, their restricted stock awards in 2009 also reflected the 10% reduction from their 2008 restricted stock awards. The 10% reduction in equity award values granted in 2009 was less of a reduction (on a percentage basis) than the reductions in 2009 annual cash bonuses from 2008 (a reduction of 20% for each of Mr. Barnard, Mr. Wacek and Mr. Smith, and 14.2% for Mr. Donovan (with smaller reductions for Mr. Young and Mr. Lovell who were not named executive officers in 2008)). As noted under “— Objectives of Compensation Program”, while the Committee expects that the mix of equity and non-equity awards will generally be 50/50, the actual mix can vary. In this regard, although the Committee determined that an aggregate reduction in cash and equity awards was appropriate based on the financial results in 2008 compared to 2007, it determined that the reduction in value of equity awards should be smaller than the reduction in cash bonus, given the equity award’s purpose as both a retention device and as an incentive to the executive to strive to increase the long-term appreciation in the shareholders’ equity of the Company.
Employment Agreements
          Consistent with our goal of attracting and retaining highly competent executives in a competitive marketplace, we entered into employment agreements with Mr. Barnard, Mr. Donovan, Mr. Wacek and Mr. Young, in 2009, 2009, 2008 and 2009, respectively, each of which was duly approved and authorized by the Committee prior to execution. The agreements provide these named executive officers with an appropriate base salary and other incentives that relate to the achievement of our financial targets. These employment agreements are described in detail under “— Employment Agreements” and “— Potential Payments Upon Termination or Change in Control.”
          As Mr. Barnard’s employment agreement was scheduled to expire in 2010, the directors of the Company determined that it was in the best interest of the Company to amend his employment agreement, extending the term of agreement until May 1, 2016. Similarly, we entered into an amended employment agreement with Mr. Donovan on July 31, 2009, just prior to the scheduled expiration of his employment agreement on August 15, 2009. We entered into a new employment agreement with Mr. Young on May 1, 2009, in connection with his appointment as Chief Operating Officer.
Stock Ownership Guidelines
          The Company has never had a formal policy regarding minimum stock ownership requirements for our named executive officers. Previously, we encouraged ownership through annual restricted stock grants and participation in the Odyssey Re Holdings Corp. Employee Share Purchase Plan (“ESPP”). The ESPP enabled employees, including our named executive officers, to purchase stock, on an after-tax basis, through bi-weekly payroll deductions. Participants contributed up to ten percent of their base salary to the ESPP, and the Company provided matching contributions in an amount equal to 30% of participant contributions. If we achieved a return on equity of 15% or greater in any year, the Company provided an additional contribution in an amount equal to 20% of participant contributions during that year. As previously noted, upon the successful completion of Fairfax’s tender offer, our common shares are no longer publicly traded.

Retirement Plans
          We provide retirement benefits to all employees, regardless of position, responsibilities or title. Our named executive officers do not participate in any special or separate executive retirement plans that are not made available to other employees. The Company maintains a tax-qualified defined benefit pension plan, and a 401(k) plan. We also provide a non-qualified supplemental retirement plan and a non-qualified 401(k) excess plan.
          We consider our retirement plans to be an important factor in our ability to hire, retain and motivate our employees. In particular, the defined benefit pension plan is a traditional employee non-contributory plan, and provides an added measure of financial security for our long-term employees without any risk of investment loss. This serves to promote loyalty to the Company and is a tangible reward for that loyalty.
          Information regarding our retirement plans is described under “— Pension Benefits.”
Perquisites
          The Company has no formal perquisites program. Personal benefits are provided to our named executive officers from time to time under employment agreements when we determine such personal benefits are a useful part of a compensation package. Specifically, Mr. Barnard is provided with a company automobile, country club membership and a $1,000,000 life insurance supplement. Mr. Donovan is provided with a living allowance of $3,000 per each bi-weekly payroll period, which is grossed up for all tax withholdings to provide the net payment. No perquisites are provided to our other named executive officers.
Tax Deductibility of Compensation
          Awards of annual bonuses to our named executive officers under the Incentive Plan are intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. Section 162(m) generally precludes a public corporation from taking a deduction for compensation in excess of $1,000,000 for its chief executive officer or any of its three other highest paid executive officers, (other than the Chief Financial Officer) unless, in addition to other requirements, the compensation qualifies as performance based compensation. It is the policy of the Committee to consider Section 162(m) implications in making compensation recommendations and in designing compensation programs for our named executive officers. However, the Committee reserves the right to pay non-deductible compensation if it determines that to be in the Company’s best interests and in the best interests of our shareholders. The Company ceased to be subject to Section 162(m) during 2009, because as of the end of fiscal 2009, it did not have any class of common equity securities that were required to be registered under Section 12 of the Exchange Act.
Report of the Compensation Committee of the Board on Executive Compensation
          The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Anthony F. Griffiths
Brandon W. Sweitzer

Executive Compensation Summary Table
          The following table presents information concerning total compensation paid to (1) our Chief Executive Officer, (2) our Chief Financial Officer, (3) our three next most highly compensated executive officers who served in such capacities on December 31, 2009 and (4) a former executive officer who would have been included in the group described in clause (3) above if he had remained an executive officer on December 31, 2009 (collectively, our “named executive officers”).
Summary Compensation Table

						Change in
						Pension Value
						and
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Awards (1)	Awards (2)	Compensation	Earnings (3)	Compensation (4)		Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)		($)
Andrew A. Barnard	2009	$1,000,000	$4,893,666	$—	$1,250,000	$427,100	$150,274	(5)	$7,721,040
President and Chief	2008	$1,000,000	$2,292,135	$—	$1,000,000	$—	$167,898		$4,460,033
Executive Officer	2007	$1,000,000	$1,743,060	$57,353	$1,250,000	$191,001	$207,308		$4,448,722

Richard S. Donovan	2009	$540,769	$1,345,420	$—	$—	$82,590	$173,644	(6)	$2,142,423
Executive Vice President	2008	$500,000	$334,143	$—	$300,000	$32,195	$83,728		$1,250,066
and Chief Financial	2007	$500,000	$237,216	$—	$350,000	$74,526	$185,641		$1,347,383
Officer

Michael G. Wacek	2009	$600,000	$1,449,447	$—	$400,000	$189,469	$66,902	(7)	$2,705,818
Executive Vice President	2008	$574,615	$511,903	$—	$320,000	$—	$69,495		$1,476,013
	2007	$500,000	$325,752	$7,751	$400,000	$81,445	$62,934		$1,377,882

Brian D. Young	2009	$706,731	$3,485,555	$—	$675,000	$106,053	$867,148	(8)	$5,840,487
Executive Vice President,
Chief Operating Officer

Donald L. Smith (9)	2009	$330,087	$617,218	$—	$—	$251,242	$33,405	(10)	$1,231,952
Former Senior Vice President,	2008	$321,068	$228,497	$—	$200,000	$—	$34,009		$783,574
General Counsel and	2007	$312,252	$166,894	$5,167	$250,000	$119,755	$28,636		$882,704
Corporate Secretary

Peter H. Lovell (11)	2009	$245,903	$187,948	$—	$200,000	$46,110	$16,236	(12)	$696,197
Senior Vice President,
General Counsel and
Corporate Secretary

(1)	Amounts represent the value of restricted stock awards recognized for financial statement reporting purposes for the applicable fiscal year, as computed in accordance with FASB ASC Topic 718, disregarding estimates of forfeitures related to service-based vesting conditions. Some of the amounts were calculated based on the closing price of our common stock on the grant dates, March 9, 2007 ($37.86), March 10, 2008 ($36.02), and March 9, 2009 ($38.08). These awards vest equally on the first, second and third anniversaries of the date of grant, assuming continued employment. Amounts with respect to other grants were calculated based on the simple average of the closing price of our common stock for the preceding twenty days of the grant dates: September 15, 2008, for the grant to Mr. Wacek; May 1, 2009, for the grant to Mr. Barnard; May 1, 2009 for the grant to Mr. Young; and August 3, 2009, for the grant to Mr. Donovan. Mr. Wacek’s award vests equally on each of the first, second, third, fourth and fifth anniversaries of the date of the grant. Mr. Barnard’s award vests on May 1, 2016. Mr. Young’s award vests on May 1, 2016. Mr. Donovan’s award vests on August 15, 2012. Vesting of these awards is subject to continued employment through the vesting date.

(2)	Amounts represent the fair value of stock options with respect to our common stock recognized for financial statement reporting purposes for the applicable fiscal year, as computed in accordance with FASB ASC Topic 718, disregarding estimates of forfeitures related to service-based vesting conditions. To determine the expense related to the granting of stock options, the Company uses the Black-Scholes Option-Pricing Model (“Black-Scholes”). The Black-Scholes expense per share is expensed for each stock option granted over the vesting terms of the grant. Black-Scholes assumptions include volatility, dividend yield, risk free rate, and expected term. For the April 1, 2002 grant: expected volatility of 30.0%; risk-free interest rates ranging from 2.7% to 5.1%; annual dividend yield of 0.6%; and the expected term of five years for each grant. For the May 20, 2003 grant: expected volatility of 31.0%; risk-free interest rates ranging from 2.4% to 5.1%; annual dividend yield of 0.6%; and the expected term of five years for each grant.

(3)	This amount represents the annual aggregate changes during the applicable fiscal year in the actuarial present value of accumulated pension benefits under the Company’s defined benefit pension plans. See “—Pension Benefits” and the table “— 2009 Pension

Benefits” for additional information regarding these benefits. The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax qualified.

(4)	Dividends were paid on shares of restricted stock when dividends were paid on all other outstanding shares of our common stock, prior to the delisting of our common stock. In 2009, the declared annual dividend was $0.30 per share, paid on March 31, 2009, June 30, 2009, and September 30, 2009.

(5)	Mr. Barnard received the following: Odyssey America Reinsurance Corporation Profit Sharing Plan (“401(k) Plan”) Company matching contributions of $9,800; Odyssey America Reinsurance Corporation 401(k) Excess Plan (“Excess Plan”) Company matching contributions of $30,200; ESPP Company matching contributions of $769; premiums paid on life and death and dismemberment insurance of $5,102; and OdysseyRe restricted stock dividends of $46,244. Mr. Barnard also received an automobile allowance of $22,750, club membership fees of $6,061, and $29,348 in payment of related taxes, each pursuant to his employment agreement.

(6)	Mr. Donovan received the following: 401(k) Plan Company matching contributions of $9,800; Excess Plan Company matching contributions of $10,200; ESPP Company matching contributions of $3,846; premiums paid on life and death and dismemberment insurance of $1,956; and OdysseyRe restricted stock dividends of $8,690. Mr. Donovan also received a housing allowance of $78,000, and $61,152 in payment of related taxes, pursuant to his employment agreement.

(7)	Mr. Wacek received the following: 401(k) Plan Company matching contributions of $9,800; Excess Plan Company matching contributions of $14,200; ESPP Company matching contributions of $25,339; premiums paid on life and death and dismemberment insurance of $2,934; and OdysseyRe restricted stock dividends of $14,629.

(8)	Mr. Young received the following: 401(k) Plan Company matching contributions of $9,800; Excess Plan Company matching contributions of $15,200; ESPP Company matching contribution of $14,254; premiums paid on life and death and dismemberment insurance of $2,506; and OdysseyRe restricted stock dividends of $34,565. Mr. Young also received a housing allowance of $56,000, a tax equalization payment made on his behalf of $352,799 for his prior service in London and $382,024 in payment of related taxes.

(9)	Mr. Smith resigned from his position as Senior Vice President, General Counsel and Corporate Secretary, effective December 18, 2009. He presently serves as a Senior Vice President of Odyssey America Reinsurance Corporation, a subsidiary of the Company.

(10)	Mr. Smith received the following: 401(k) Plan Company matching contributions of $9,800; Excess Plan Company matching contributions of $3,313; ESPP Company matching contribution of $13,986; premiums paid on life and death and dismemberment insurance of $1,932; and OdysseyRe restricted stock dividends of $4,374.

(11)	Mr. Lovell became our Senior Vice President, General Counsel and Corporate Secretary, effective December 18, 2009.

(12)	Mr. Lovell received the following: 401(k) Plan Company matching contributions of $9,800; ESPP Company matching contributions of $3,108; premiums paid on life and death and dismemberment insurance of $1,558; and OdysseyRe restricted stock dividends of $1,770.

Grants of Plan-Based Awards in 2009
          The following table presents information with respect to each plan-based compensation award to each named executive officer in 2009.
2009 Grants of Plan-Based Awards

							All Other
							Options
			Estimated Future Payouts Under			All Other	Awards:
			Non-Equity Incentive Plan Awards(1)			Stock	# of	Grant Date
						Awards:	Securities	Fair Value
		Approval	Threshold	Target	Maximum	# of Shares	Underlying	of Stock
Name	Grant Date	Date(2)	($)	($)	($)	of Stock(3)	Options	Award
Andrew A. Barnard(4)			—	$1,000,000	—
	3/9/2009	2/13/2009				29,544	—	$1,125,036
	5/1/2009	5/29/2009				127,232		$5,000,027

Richard S. Donovan(5)			—	$500,000	—
	3/9/2009	2/13/2009				8,273	—	$315,036
	8/3/2009	8/3/2009				23,715		$1,000,038

Michael G. Wacek(6)			—	$600,000	—
	3/9/2009	2/13/2009				9,454		$360,008

Brian D. Young(7)			—	$625,000	—
	3/9/2009	2/13/2009				9,454	—	$360,008
	5/1/2009	5/1/2009				38,170		$1,500,024

Donald L. Smith(8)			—	$163,909	—
	3/9/2009	2/13/2009				5,909	—	$225,015

Peter H. Lovell(9)			—	$121,399	—
	3/9/2009	2/13/2009				1,419	—	$54,036

(1)	The Company does not have set formulas for maximum or threshold payouts under its Incentive Plan.

(2)	In connection with the March 9, 2009 grants, the date of approval is the date on which the Compensation Committee reviewed and approved the dollar amounts of restricted stock grants to be made on a selected future date that was after the issuance of OdysseyRe’s earnings release for the 2008 fiscal year and was not during a trading “blackout period”.

(3)	All awards reflect the number of our common shares originally subject to grants made under the Restricted Share Plan, which were subsequently converted to REVRs pursuant to the Restricted Share and Equity Plan. The conversion of restricted stock to REVRs is more fully described in “Equity Compensation”.

(4)	Mr. Barnard was granted 29,544 shares of restricted stock, with a value of $1,125,036, on March 9, 2009. In addition, Mr. Barnard was granted 127,232 shares of restricted stock, with a value of $5,000,027, on May 1, 2009. Effective October 28, 2009, the 156,776 shares of restricted stock granted for the year were converted into 196,347.59149 REVRs, of which 12,333.71868 REVRs will vest on March 9, 2010, 12,333.71868 REVRs will vest on March 9, 2011, 12,333.71868 REVRs will vest on March 9, 2012, and 159,346.43545 REVRs will vest on May 1, 2016, subject to Mr. Barnard’s continued employment with the Company on each such date.

(5)	Mr. Donovan was granted 8,273 shares of restricted stock, with a value of $315,036, on March 9, 2009. In addition, Mr., Donovan was granted 23,715 shares of restricted stock, with a value of $1,000,038, on August 3, 2009. Effective October 28, 2009, the 31,988 shares of restricted stock granted for the year were converted into 40,062.04238 REVRs, of which 3,454.14258 REVRs will vest on March 9, 2010, 3,454.14258 REVRs will vest on March 9, 2011, 3,452.89017 REVRs will vest on March 9, 2012, and 29,700.86705 REVRs will vest on August 3, 2012, subject to Mr. Donovan’s continued employment with the Company on each such date.

(6)	Mr. Wacek was granted 9,454 shares of restricted stock, with a value of $360,008, on March 9, 2009. Effective October 28, 2009, the 9,454 shares of restricted stock were converted into 11,840.26974 REVRs, of which 3,947.59152 REVRs will vest on March 9, 2010, 3,946.33911 REVRs will vest on March 9, 2011, and 3,946.33911 REVRs will vest on March 9, 2012, subject to Mr. Wacek’s continued employment with the Company on each such date.

(7)	Mr. Young was granted 9,454 shares of restricted stock, with a value of $360,008, on March 9, 2009. In addition, Mr. Young was granted 38,170 shares of restricted stock, with a value of $1,500,024, on May 1, 2009. Effective October 28, 2009, the 47,624 shares of restricted stock granted for the year were converted into 59,644.70133 REVRs, of which 3,947.59152 REVRs will vest on March 9, 2010, 3,946.33911 REVRs will vest on March 9, 2011, 3,946.33911 REVRs will vest on March 9, 2012, and 47,804.43159 REVRs will vest on May 1, 2014, subject to Mr. Young’s continued employment with the Company on each such date.

(8)	Mr. Smith was granted 5,909 shares of restricted stock, with a value of $225,015, on March 9, 2009. Effective October 28, 2009, the

5,909 shares of restricted stock were converted into 7,400.48169 REVRs, of which 2,467.24470 REVRs will vest on March 9, 2010, 2,467.24470 REVRs will vest on March 9, 2011, and 2,465.99229 REVRs will vest on March 9, 2012, subject to Mr. Smith’s continued employment with the Company or its subsidiaries on each such date.

(9)	Mr. Lovell was granted 1,419 shares of restricted stock, with a value of $54,036, on March 9, 2009. Effective October 28, 2009, the 1,419 shares of restricted stock were converted into 1,777.16 REVRs, of which 592.38921 REVRs will vest on March 9, 2010, 592.38921 REVRs will vest on March 9, 2011, and 592.38921 REVRs will vest on March 9, 2012, subject to Mr. Lovell’s continued employment with the Company on each such date.
Employment Agreements
          The following is a description of the material terms of the compensation provided to our named executive officers during the term of their employment pursuant to employment agreements with us. See “— Potential Payments Upon Termination or Change in Control” for a description of the payments and benefits that would be provided to each named executive officer in connection with a termination of their employment or a change in control.
Mr. Barnard
          On May 29, 2009, we entered into a new employment agreement with Mr. Barnard, which was amended and restated effective as of October 1, 2009. The agreement provides that Mr. Barnard will serve as our President and Chief Executive Officer until May 1, 2016, or until such later time as is mutually agreed in writing. We agreed that we or our operating subsidiaries will compensate Mr. Barnard with an annual base salary of $1,000,000, provide for his participation in the bonus pool, consisting of a designated portion of the underwriting profit in each underwriting year assuming certain pre-established performance criteria are satisfied, and provide an award of restricted shares with a value of $5,000,000 that will become vested on May 1, 2016. Vesting of restricted shares is subject to continued service through the vesting date. We further agreed to: accelerate the vesting of 62,432 restricted shares scheduled to vest on June 30, 2010; accelerate the vesting of 6,500 Fairfax Financial Holdings Limited restricted shares scheduled to vest on June 30, 2010; accelerate the vesting of 27,778 restricted shares scheduled to vest on June 14, 2011; and accelerate the vesting of 80,854 restricted shares scheduled to vest equally on June 30, 2010 and June 30, 2011. As noted in “Outstanding Equity Awards at December 31, 2009”, restricted shares of our common stock granted in connection with Mr. Barnard’s employment agreement were converted into REVRs effective October 28, 2009.
Mr. Donovan
          On August 3, 2009, we entered into a new employment agreement with Mr. Donovan, effective as of July 31, 2009, which was amended and restated effective as of October 1, 2009. The agreement provides that Mr. Donovan will serve as our Executive Vice President and Chief Financial Officer until August 15, 2012, or until such later time as is mutually agreed in writing. We have agreed that we or our operating subsidiaries will compensate Mr. Donovan with an annual base salary of $600,000 and provide for his participation in the bonus pool, consisting of a designated portion of the underwriting profit in each underwriting year assuming certain pre-established performance criteria are satisfied. We further agreed to provide an award of restricted shares with a value of $1,000,000 that will become vested on August 15, 2012, and to accelerate the vesting of the remaining 21,972 outstanding and unvested restricted shares granted under Mr. Donovan’s original employment agreement. All vesting of restricted shares is subject to continued service through the applicable vesting date. Additionally, we have agreed to continue to provide a living allowance in the form of a $3,000 bi-weekly net payment during Mr. Donovan’s employment term, which will be grossed up for all tax withholdings to provide for the net payment. As noted in “Outstanding Equity Awards at December 31, 2009”, restricted shares of our common stock granted in connection with Mr. Donovan’s employment agreement were converted into REVRs effective October 28, 2009.
Mr. Wacek
          On September 15, 2008, we entered into a new employment agreement with Mr. Wacek, effective as of April 1, 2008, which was amended and restated effective as of October 1, 2009. The agreement provides that Mr. Wacek will serve as our Executive Vice President until April 1, 2011 (the ‘Term”), provided, however, that the Term shall automatically be extended for additional twelve month periods unless either party gives 60 days’ advance written notice to the other party prior to the expiration of the then-effective term. We have agreed that we or our operating subsidiaries will compensate Mr. Wacek with an annual base salary of $600,000 and provide for his participation in the bonus pool, consisting of a designated portion of the underwriting profit in each underwriting year, assuming certain pre-established performance criteria are satisfied. The agreement provides for an additional payment in the event that bonus compensation to Mr. Wacek violates special tax rules related to deferred compensation, to make Mr. Wacek whole for any penalty taxes incurred in relation thereto. We further agreed to provide an award of restricted shares with a value of $1,000,000 that vested on April 1, 2009 with respect to 20% of the restricted shares and on each anniversary thereafter with respect to an additional 20% of the restricted shares such that on April 1, 2013 all restrictions on the restricted shares will lapse. All vesting of restricted shares is subject to continued service through the applicable vesting date. As noted in “Outstanding Equity Awards at December 31, 2009”, restricted shares of our common stock granted in connection with Mr. Wacek’s employment agreement were converted into REVRs effective October 28, 2009.
Mr. Young
          On May 29, 2009, we entered into an employment agreement with Mr. Young, which was amended and restated effective October 1, 2009. The agreement provides that Mr. Young will serve as our Executive Vice President and Chief Operating Officer until May 1, 2014 or until such later time as is mutually agreed in writing. We have agreed that we or our operating subsidiaries will compensate Mr. Young with an annual base salary of $750,000 and provide for his participation in the bonus pool, consisting of a designated portion of the underwriting profit in each underwriting year assuming certain pre-established performance criteria are satisfied. We further agreed to provide an award of restricted shares with a value of $1,500,000 that will become vested on May 1, 2014. Vesting of restricted shares is subject to continued service through the vesting date. As noted in “Outstanding Equity Awards at December 31, 2009”, restricted shares of our common stock granted in connection with Mr. Young’s employment agreement were converted into REVRs effective October 28, 2009.
Mr. Smith
          Mr. Smith is not a party to an employment agreement with us. Mr. Smith resigned as Senior Vice President, General Counsel and Corporate Secretary, effective December 18, 2009, and presently serves as a Senior Vice President of Odyssey America Reinsurance Corporation, a subsidiary of the Company. He received $330,087 in base salary in 2009. His base salary was adjusted to $337,652 in October of 2009.
Mr. Lovell
          Mr. Lovell is not a party to an employment agreement with us. He currently earns a base salary of $325,000 per year and he is eligible to receive, under the provisions of our Incentive Plan, a target award of 50% of his base salary, based on corporate and individual performance. Mr. Lovell is also eligible to receive an equity based award, in conjunction with his award provided under the Incentive Plan.

Outstanding Equity Awards at December 31, 2009
          The following table sets forth information about each of the outstanding aggregate Restricted Equity Value Rights (REVRs) held by each named executive officer as of December 31, 2009. See “Compensation Discussion and Analysis — Equity Compensation” for a discussion of how the value of each REVR is determined.
Outstanding Equity Awards at 2009 Fiscal Year End

	Option Awards
	Number of	Number of			Stock Awards
	Securities	Securities
	Underlying	Underlying			Number of	Market Value of
	Unexercised	Unexercised	Option	Option	Shares of Stock	Shares of Stock
	Options	Options	Exercise	Expiration	That Have Not	That Have Not
Name	Exercisable (#)	Unexercisable (#)	Price	Date	Vested (#)	Vested ($)
Andrew A. Barnard(1)	—	—	—	—	239,104.81691	$14,229,128
Richard S. Donovan(2)	—	—	—	—	49,828.32367	$2,965,284
Michael G. Wacek(3)	—	—	—	—	65,708.86313	$3,910,334
Brian D. Young(4)	—	—	—	—	199,294.50860	$11,860,016
Donald L. Smith(5)	—	—	—	—	20,619.65314	$1,227,076
Peter H. Lovell(6)	—	—	—	—	8,307.22539	$494,363

(1)	Mr. Barnard held 239,104.81691 REVRs granted under the Restricted Share and Equity Plan, with a value of $14,229,128, as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51), of which 26,116.47397 REVRs will vest on March 9, 2010, 14,487.86127 REVRs will vest on March 10, 2010, 12,333.71868 REVRs will vest on March 9, 2011, 14,486.60886 REVRs will vest on March 10, 2011, 12,333.71868 REVRs will vest on March 9, 2012, and 159,346.43545 REVRs will vest on May 1, 2016, subject to Mr. Barnard’s continued employment with the Company on each such date.

(2)	Mr. Donovan held 49,828.32367 REVRs granted under the Restricted Share and Equity Plan, with a value of $2,965,284, as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51), of which 5,107.32177 REVRs will vest on March 9, 2010, 4,056.55105 REVRs will vest on March 10, 2010, 3,454.14258 REVRs will vest on March 9, 2011, 4,056.55105 REVRs will vest on March 10, 2011, 3,452.89017 REVRs will vest on March 9, 2012, and 29,700.86705 REVRs will vest on August 15, 2012, subject to Mr. Donovan’s continued employment with the Company on each such date.

(3)	Mr. Wacek held 65,708.86313 REVRs granted under the Restricted Share and Equity Plan, with a value of $3,910,334, as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51), of which 8,358.57417 REVRs will vest on March 9, 2010, 4,636.41618 REVRs will vest on March 10, 2010, 6,567.63005 REVRs will vest on April 1, 2010, 3,946.33911 REVRs will vest on March 9, 2011, 4,635.16377 REVRs will vest on March 10, 2011, 6,567.63005 REVRs will vest on April 1, 2011, 13,915.51059 REVRs will vest on June 14, 2011, 3,946.33911 REVRs will vest on March 9, 2012, 6,567.363005 REVRs will vest on April 1, 2012, and 6,567.63005 REVRs will vest on April 1, 2013, subject to Mr. Wacek’s continued employment with the Company on each such date.

(4)	Mr. Young held 199,294.50860 REVRs granted under the Restricted Share and Equity Plan, with a value of $11,860,016, as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51), of which 8,358.57417 REVRs will vest on March 9, 2010, 4,636.41618 REVRs will vest on March 10, 2010, 6,809.34489 REVRs will vest on April 1, 2010, 10,148.26589 REVRs will vest on June 30, 2010, 3,946.33911 REVRs will vest on March 9, 2011, 4,635.16377 REVRs will vest on March 10, 2011, 6,809.34489 REVRs will vest on April 1, 2011, 3,479.19075 REVRs will vest on June 14, 2011, 3,946.33911 REVRs will vest on March 9, 2012, 6,809.34489 REVRs will vest on April 1, 2012, 91,911.75336 REVRs will vest on April 1, 2013, and 47,804.43159 REVRs will vest on May 1, 2014, subject to Mr. Young’s continued employment with the Company on each such date.

(5)	Mr. Smith held 20,619.65314 REVRs granted under the Restricted Share and Equity Plan, with a value of $1,227,076, as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51), of which 4,672.73602 REVRs will vest on March 9, 2010, 2,898.07321 REVRs will vest on March 10, 2010, 2,467.24470 REVRs will vest on March 9, 2011, 2,896.82080 REVRs will vest on March 10, 2011, 5,218.78612 REVRs will vest on June 14, 2011, and 2,465.99229 REVRs will vest on March 9, 2012, subject to Mr. Smith’s continued employment with the Company or its subsidiaries on each such date.

(6)	Mr. Lovell held 8,307.22539 REVRs granted under the Restricted Share and Equity Plan, with a value of $494,363, as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51), of which 1,088.34296 REVRs will vest on March 9, 2010, 702.60115 REVRs will vest on March 10, 2010, 1,105.87668 REVRs will vest on August 29, 2010, 806.55105 REVRs will vest on November 15, 2010, 592.38921 REVRs will vest on March 9, 2011, 702.60115 REVRs will vest on March 10, 2011, 1,105.87668 REVRs will vest on August 29, 2011, 805.29865 REVRs will vest on November 15, 2011, 592.38921 REVRs will vest on March 9, 2012, and 805.29865 REVRs will vest on November 15, 2012, subject to Mr. Lovell’s continued employment with the Company on each such date.

Option Exercises and Stock Vesting in 2009
          The following table sets forth information on exercises of stock options and the vesting of restricted stock during 2009 for each named executive officer.
2009 Option Exercises and Stock Vested

	Option Awards		Stock Awards(1)
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)
Andrew A. Barnard(2) (3)	—	$—	200,837	$7,926,917
			6,500	$1,682,493
Richard S. Donovan(4)	—	$—	26,532	$1,191,570
Michael G. Wacek(5)	—	$—	46,324	$1,769,834
Brian D. Young(6)	22,500	$1,041,000	22,205	$866,218
Donald L. Smith(7)	—	$—	9,664	$424,351
Peter H. Lovell (8) (9)	—	$—	1,840	$81,015
			806.55106	$48,167

(1)	Except as described below in footnotes (3) and (9), the chart contains the number of shares of our common stock that vested during 2009, and the value realized at vesting is calculated based on the average of the low and high stock price on the date of vesting.

(2)	Mr. Barnard vested in 200,837 restricted shares in 2009, of which 11,006 shares vested on March 9, 2009, at a share price of $38.28, 18,767 shares vested on March 10, 2009, of which 7,199 shares vested at a share price of $38.29 and 11,568 shares vested at a share price of $38.40, and 171,064 shares vested on May 29, 2009, at a share price of $39.67.

(3)	Mr. Barnard vested in 6,500 restricted shares of Fairfax stock on May 29, 2009, at a share price of $260.00

(4)	Mr. Donovan vested in 26,532 restricted shares in 2009, of which 1,321 shares vested on March 9, 2009, at a share price of $38.28, 3,239 shares vested on March 10, 2009, at a share price of $38.29, and 21,972 restricted shares on August 3, 2009, at a share price of $46.28.

(5)	Mr. Wacek vested in 46,324 restricted shares in 2009, of which 3,522 shares vested on March 9, 2009, at a share price of $38.28, 5,142 shares vested on March 10, 2009, of which 1,440 shares vested at a share price of $38.29 and 3,702 shares vested at a share price of $38.40, 32,416 shares vested on March 26, 2009, at a share price of $38.16, and 5,244 shares vested on April 1, 2009, at a share price of $38.32.

(6)	Mr. Young vested in 22,205 restricted shares in 2009, of which 3,522 shares vested on March 9, 2009, at a share price of $38.28, 5,142 shares vested on March 10, 2009, of which 1,440 shares vested at a share price of $38.29 and 3,702 shares vested at a share price of $38.40, 5,437 shares vested on April 1, 2009, at a share price of $38.32, and 8,104 restricted shares on June 30, 2009, at a share price of $40.24. Mr. Young exercised 22,500 options on October 23, 2009 at a share price of $65.00.

(7)	Mr. Smith vested in 9,664 restricted shares in 2009, of which 1,761 shares vested on March 9, 2009, at a share price of $38.28, 2,674 shares vested on March 10, 2009 of which 360 shares vested at a share price of $38.29 and 2,314 shares vested at a share price of $38.40, 3,379 shares vested on June 15, 2009, at a share price of $39.84, and 1,850 shares vested on October 1, 2009, at a share price of $64.81.

(8)	Mr. Lovell vested in 1,840 restricted shares in 2009, of which 396 shares vested on March 9, 2009, at a share price of $38.28, 561 shares vested on March 10, 2009, at a share price of $38.29, and 883 shares vested on August 29, 2009, at a share price of $50.25.

(9)	Mr. Lovell vested in 806.55106 REVRs on November 15, 2009, at a REVR Value of $59.72.
Pension Benefits
          The Company maintains the Odyssey America Reinsurance Corporation Employees Retirement Plan (“Retirement Plan”), which is a defined benefit pension plan intended to qualify under Section 401(a) and Section 501(a) of the Internal Revenue Code of 1986, as amended (the “Code”). All benefits are funded solely through employer contributions. Employees of the Company are eligible to participate in the Retirement Plan when they have completed one year of service and attain age 21, and become 100% vested in their benefits under the Retirement Plan when they complete five years of service with the Company. The Retirement Plan provides a benefit upon retirement at normal retirement age of 65 which, when expressed as a single life annuity with ten years certain payment, equals 1.9% of Average Final Compensation multiplied by the number of the participant’s years of service up to a maximum of 30. Average Final Compensation is the participant’s average monthly compensation (excluding overtime pay, commissions, bonuses or special pay) for the 60 highest consecutive calendar months in the last 120 months of participation in the Retirement Plan. A participant may elect to commence benefits under the Retirement Plan when such participant attains age 55 and completes ten years of participation in the Retirement Plan. For each year that benefits commence prior to a participant’s attaining age 65, the age 65 benefit is reduced by 3%. Benefits under the Retirement Plan are normally payable in the form of a single life annuity with a ten year certain payment in the case of unmarried participants and in the form of an actuarially equivalent 50% joint and survivor annuity in the case of married participants. After retirement, benefits accrued prior to January 1, 2000 are increased in accordance with increases in the Consumer Price Index, but not by more than 4% in any calendar year. The Retirement Plan has no Social Security offset.
          The Company also maintains the Odyssey America Reinsurance Corporation Supplemental Employees Retirement Plan (“SERP”), which provides benefits at retirement that would have been payable under the Retirement Plan but for limitations on benefits and includable compensation imposed by Sections 401(a)(17) and 415 of the Code. The SERP also provides employees who had been covered by a predecessor to the Retirement Plan with the benefits they would have accrued under such predecessor plan if such predecessor plan had remained in effect, but only to the extent that such benefits exceed those payable under the Retirement Plan. None of our named executive officers are covered by the predecessor plan. The SERP is not tax qualified under the Code, and is funded by means of a grantor trust, the assets of which would be available to creditors of the Company in the event of its insolvency.
          The Company generally does not provide any extra years of credited service to employees at retirement or termination. No provisions for additional credited service under any termination of employment, voluntary or involuntary, apply to any named executive officer.
2009 Pension Benefits

		Number of	Present Value	Payments
		Years Credited	of Accumulated	During Last
Name	Plan Name	Service (#)	Benefit ($)(1)(2)	Fiscal Year ($)
Andrew A. Barnard(3)	Retirement Plan	21.81	$555,794	—
	SERP	13.44	$1,221,232
Richard S. Donovan	Retirement Plan	3.38	$97,318	—
	SERP	3.38	$91,993
Michael G. Wacek	Retirement Plan	10.00	$262,707	—
	SERP	10.00	$356,282
Brian D. Young	Retirement Plan	13.29	$189,018	—
	SERP	13.29	$305,853
Donald L. Smith	Retirement Plan	14.49	$669,631	—
	SERP	14.49	$233,739
Peter H. Lovell	Retirement Plan	6.58	$141,581	—
	SERP	6.58	$1,887

(1)	All assumptions used are from the Retirement Plan and SERP Accounting Disclosure Reports as of the December 31, 2009 fiscal year end. This includes a 6.00% discount rate. The Accumulated Benefit Obligation (“ABO”) is based on the accrued benefit as of December 31, 2009, using updated accrual service and compensation as of that date. All participants shown are assumed to have earned one full year of accrual service. The ABO shown for the Retirement Plan recognizes a fixed $245,000 IRS compensation limit. The ABO for the SERP recognizes compensation without regard to any compensation limit.

(2)	The present values shown in the 2009 Pension Benefits Table reflect the accumulated benefit each named executive officer would receive at retirement (age 65) based on service through December 31, 2009.

(3)	Mr. Barnard has earned 21.81 years of service in the Retirement Plan. This includes his prior service from July 11, 1977 through November 21, 1985 and his current service period, which commenced on July 23, 1996. The accrued value of his accumulated benefit in the Retirement Plan is determined based on his total service, reduced by the distribution amount he received pertaining to his prior service. The accrued value of his accumulated benefit in the SERP is based on his current service period of 13.44 years.

Deferred Compensation
          The Company maintains the Excess Plan, which is a non-qualified deferred compensation plan. The Excess Plan allows participants, including our named executive officers and all employees at the Vice President level and above, earning over $185,000 in base salary, to defer up to 50% of their base salary, less any deferral they make to the 401(k) Plan, up to the applicable IRS compensation limitation. The Excess Plan allows this same opportunity to those employees restricted from doing so by the IRS limitation in the 401(k) Plan.
          The 401(k) Plan provides Company matching contributions of up to 4% of base salary, provided that the participant defers 5% of base salary. The Excess Plan allows our named executive officers, and other participants, who are restricted by IRS limitations from deferring 5% (and receiving the 4% of base salary Company matching contribution) in the 401(k) Plan, to receive the maximum 4% Company matching contribution.
          Base salary is the only component of compensation that may be deferred in the Excess Plan. Participant deferral contributions and Company matching contributions are funded on each bi-weekly pay period. Participants select the investment direction of their deferrals and Company matching contributions from a selection of mutual funds that had the following rate of return on investment for 2009:

AIM FINANCIAL SERVICES FUND	27.34%
AIM LARGE CAP GROWTH FUND	25.85%
AIM SMALL CAP GROWTH FUND	35.16%
AIM TECHNOLOGY FUND	59.18%
ALLIANZ CCM MID CAP FUND	25.70%
AMERICAN BALANCED FUND	21.08%
AMERICAN EUROPACIFIC GROWTH FUND	39.55%
AMERICAN FUNDAMENTAL INVESTORS FUND	33.75%
AMERICAN GROWTH FUND OF AMERICA	34.91%
DODGE & COX STOCK FUND	31.27%
DREYFUS SMALL CAP VALUE FUND	16.35%
DWS EQUITY 500 INDEX FUND	26.44%
FIDELITY ADVISOR EQUITY GROWTH FUND	27.91%
FRANKLIN SMALL CAP GROWTH FUND	45.88%
JANUS OVERSEAS FUND*	28.57%
JANUS GROWTH & INCOME FUND	38.64%
JP MORGAN MARKET EXP INDEX	34.28%
LORD ABBETT MID CAP VALUE FUND	26.67%
FII TREASURY FUND	0.03%
NEUBERGER & BERMAN GENESIS FUND	26.25%
PIMCO TOTAL RETURN FUND	13.58%
TEMPLETON FOREIGN FUND	50.18%

*	Funds effective as of July 6, 2009.
          Investment gains or losses are directly attributable to participant elections and no limit is imposed on the frequency of change of investment direction.
          No withdrawals of deferrals or Company matching contributions are permitted until a participant’s retirement or separation from service. Payouts from the plan occur after retirement or separation from service, in three annual installments, in a manner intended to comply with Section 409A of the Code.
          The Excess Plan is funded by means of a grantor trust, the assets of which would be available to creditors of the Company in the event of its insolvency.
2009 Nonqualified Deferred Compensation

	Executive	Registrant	Aggregate	Aggregate	Aggregate Balance
	Contributions	Contributions	Earnings in	Withdrawals/	at December 31,
Name	in 2009 ($)(1)	in 2009 ($)(1)	2009 ($)(2)	Distributions	2009 ($)(3)
Andrew A. Barnard	$79,500	$30,200	$175,676	$—	$1,567,428
Richard S. Donovan	$100,000	$10,200	$26,918	$—	$283,291
Michael G. Wacek	$31,200	$14,200	$171,044	$—	$794,065
Brian D. Young	$62,500	$15,200	$172,273	$—	$601,593
Donald L. Smith	$8,000	$3,313	$20,774	$—	$86,184
Peter H. Lovell	$3,000	$—	$15	$—	$48,109

(1)	These amounts are reported as compensation for fiscal year 2009 in the Summary Compensation Table.

(2)	None of the amounts reported in this column are required to be reported as compensation for fiscal year 2009 in the Summary

Compensation Table.

(3)	The following aggregate amounts were previously reported in the Summary Compensation Table for 2006 through 2009: Mr. Barnard, $441,700; Mr. Donovan, $261,615; Mr. Wacek, $153,077; and Mr. Smith, $36,387.
Potential Payments Upon Termination or Change in Control
          The following summaries set forth the potential payments and benefits that would be provided to each of our named executive officers upon termination of their employment or a change in control of the Company under the executive’s employment agreement, if any, and our other compensation plans and programs. See “— Pension Benefits” and “— Deferred Compensation” for a description of the named executive officers’ entitlements under our Pension Plans and the Excess Plan. In determining the benefits payable upon certain terminations of employment, we have assumed in all cases that (i) the executive’s employment terminates on December 31, 2009, and (ii) he does not become employed by a new employer or return to work for us.
Mr. Barnard
          In the event Mr. Barnard is terminated without cause, or he resigns following a constructive termination, or he resigns within one year following a change in control, he will be entitled to receive a lump sum payment in an amount equal to his base salary for the month in which his termination of employment occurs and an amount equal to $83,333 multiplied by the number of months otherwise remaining in the employment term. Mr. Barnard would also be entitled to receive any amounts he has accrued in the bonus pool, a pro-rated portion of the cash bonus from the bonus pool with respect to the year in which termination occurs, and full vesting of all restricted equity grants (including REVRs).
          For purposes of Mr. Barnard’s employment agreement, “constructive termination” means: (i) loss of position, or material alteration in Mr. Barnard’s position and responsibilities; (ii) breach by the Company of any of its material obligations; (iii) any failure of a successor to the Company to assume Mr. Barnard’s obligations under the terms of the contract; or (iv) relocation of his place of employment outside the New York Metropolitan area.
          For purposes of Mr. Barnard’s employment agreement, “change in control” means: (i) when Mr. Barnard or Fairfax, first determines that any person and all other persons who constitute a group have, at a time when no other person or group directly or indirectly beneficially owns securities carrying more than forty-five percent (45%) of the votes attached to all outstanding securities of the Company or Fairfax, acquired direct or indirect beneficial ownership of 20% of the outstanding securities of the Company or Fairfax, unless a majority of the continuing directors approves the acquisition not later than ten (10) business days after Mr. Barnard or Fairfax makes that determination; or (ii) the first day on which a majority of the members of the Company’s or Fairfax’s board of directors are not continuing directors; or (iii) the time that the controlling shareholder of the Company or Fairfax, as of the date we entered into the employment agreement with Mr. Barnard, no longer is the controlling shareholder, or (iv) the arm’s length sale of a majority interest in the Company by Fairfax.
          If Mr. Barnard dies, the Company shall pay to his estate his base salary for the period ending three months following the month in which he dies. Also, his estate would receive all amounts accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which his death occurs and the pro rated bonus payable with respect to the year in which his death occurs. In addition, Mr. Barnard would fully vest in all restricted equity grants (including REVRs).
          In the event Mr. Barnard’s employment terminates due to disability the Company would pay his base salary, less any benefits paid to him under our disability insurance policies, until his actual termination on account of disability. Mr. Barnard would also receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which termination due to disability occurs and the pro rated bonus payable with respect to the year in which termination due to disability occurs. In addition, Mr. Barnard would fully vest in all restricted equity grants (including REVRs).

          In the event Mr. Barnard is terminated for cause, defined as (i) a willful failure by him in bad faith to substantially perform his duties with the Company resulting in material harm to the Company; or (ii) his conviction of a felony involving moral turpitude, he will be entitled to his base salary through his termination date and will forfeit all rights to any other payments and benefits.
          Mr. Barnard may voluntarily terminate his employment by giving no less than two years written notice to the Company. He will be entitled to his base salary through the date of termination of employment and shall be paid, when the same would ordinarily be paid, all amounts accrued in the bonus pool, and a pro-rated portion of the cash bonus from the bonus pool with respect to the year in which termination occurs.
Summary of Potential Payments for Mr. Barnard upon Termination or Change in Control
          The following represents the payments the Company would provide, assuming Mr. Barnard’s employment had been terminated on December 31, 2009 under various circumstances set forth below.

		Pro Rata
	Severance	Bonus	REVRs*
Termination without cause; constructive termination; or change in control	$6,416,667	$1,250,000	$14,229,128
Death	$250,000	$1,250,000	$14,229,128
Disability	$—	$1,250,000	$14,229,128
Termination for cause	$—	$—	$—
Voluntary resignation	$—	$1,250,000	$—

*	Amount represents the value as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51) of all outstanding REVRs that would vest under certain circumstances upon termination of employment.
Additional Provisions
          Mr. Barnard’s employment agreement provides that if any payments or benefits otherwise payable to him would be subject to the “golden parachute” excise tax under Section 4999 of the Code, such payments and benefits will be reduced to the extent necessary to avoid imposition of the excise tax, but only if Mr. Barnard would be placed in a better economic position after tax than he would be if the payments or benefits were not so reduced. We have assumed for this purpose that no such reduction would be required.
Mr. Donovan
          In the event Mr. Donovan is terminated without cause, or he resigns following a constructive termination, he will be entitled to receive a lump sum payment based on his monthly base salary, at the rate in effect on the date of such termination, for the greater of twelve months following his termination of employment or the remainder of the employment term. Mr. Donovan will also be entitled to receive his living allowance through the date of termination (or, if longer, the end of the lease term for his temporary living quarters); provided, however, that he shall use reasonable efforts to sublease the premises or assign the lease agreement, and in such event the living allowance shall not be paid to the extent his obligations under the lease are relieved. Mr. Donovan will also be entitled to receive any amounts he has accrued in the bonus pool and the pro-rated portion of the cash bonus from the bonus pool with respect to the year in which termination occurs, and full vesting of all restricted equity grants (including REVRs).
          Mr. Donovan’s medical and dental coverage shall cease upon the termination date and the Company will pay on Mr. Donovan’s behalf, for the entire COBRA continuation period, the full premium less the amount of premium charged by the Company to employees electing family medical and dental coverage, which Mr. Donovan shall be required to pay. In the event Mr. Donovan is terminated upon a change in control, defined as the termination of his employment by the Company or the successor company (otherwise than for Cause) or by him in a constructive termination, in either case within one year following a change in control, he shall be entitled to receive the same payments and benefits described under termination without cause, listed above, except the minimum severance payment relating to base salary shall be not less than two years’ salary.

          For purposes of Mr. Donovan’s employment agreement, “constructive termination” means (i) the loss of Mr. Donovan’s position or a material alteration in Mr. Donovan’s position or responsibility; or (ii) a breach by the Company of any of its material obligations set forth in the employment agreement; or (iii) any failure by a successor to the Company to assume the Company’s obligations under the employment agreement, or if the Company sells all or substantially all of its assets, or as a result of a sale by Fairfax of all of the Company or a controlling interest in the company, and in either case the failure of the purchaser to assume the Company’s obligations under the employment agreement; or (iv) relocation of his place of employment outside the New York Metropolitan area. Mr. Donovan must give written notice to the Company if he intends to terminate his employment on the basis of constructive termination.
          For purposes of Mr. Donovan’s employment agreement, “change in control” means (i) the time that the Company or Fairfax first determines that any person and all other persons who constitute a group have, at a time when no other person or group directly or indirectly beneficially owns securities of the Company or Fairfax, acquired direct or indirect beneficial ownership of outstanding securities of the Company or Fairfax carrying more than twenty percent (20%) of the votes attached to all outstanding securities carrying more than forty-five percent (45%) of the votes attached to all outstanding securities of the Company or Fairfax, unless a majority of continuing directors approves the acquisition no later than ten business days after the Company or Fairfax makes that determination; or (ii) the first day on which a majority of the members of the Company’s or Fairfax’s board of directors are not continuing directors; or (iii) the time that the controlling shareholder of either the Company or Fairfax, as of the date we entered into the employment agreement with Mr. Donovan, no longer is the controlling shareholder; or (iv) the arm’s length sale of a majority interest in the Company by Fairfax; or (v) a sale of substantially all of the assets of the Company or Fairfax.
          In the event of Mr. Donovan’s death, the Company shall pay to his estate his base salary and living allowance, if applicable, for the period ending one year following the month in which he dies. Mr. Donovan’s estate would also receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which the death occurs and the pro rated bonus payable with respect to the year in which his death occurs. In addition, Mr. Donovan will fully vest in all restricted equity grants (including REVRs).
          In the event Mr. Donovan’s employment terminates due to disability, the Company would pay his base salary (for not less than one year), less any benefits paid to him under our disability insurance policies, plus payment of his living allowance, until his actual termination on account of disability. Mr. Donovan would also receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which termination due to disability occurs and the pro rated bonus payable with respect to the year in which termination due to disability occurs. Mr. Donovan would fully vest in all restricted equity grants (including REVRs).
          In the event Mr. Donovan is terminated for cause, (i) defined as a willful failure by him in bad faith to substantially perform his duties with the Company resulting in material harm to the Company; or (ii) his conviction of a felony involving moral turpitude, he will be entitled to his base salary and living allowance through the date of termination of employment and he shall forfeit all rights to payments from the bonus pool.
          Mr. Donovan may terminate his employment voluntarily by giving no less than sixty (60) days written notice to the Company. Upon such event, he would be entitled to his base salary and living allowance through the date of termination of employment and shall be paid, when the same would ordinarily be paid, all amounts accrued in the bonus pool with respect to years preceding the year in which the voluntary termination occurs and the prorated bonus payable with respect to the year in which termination occurs.
          If Mr. Donovan’s employment terminates as a result of the Company’s electing not to renew the term of employment, the Company will continue to pay Mr. Donovan his base salary for 12 months. Mr. Donovan’s medical and dental coverage shall cease upon the termination date and the Company will pay on Mr. Donovan’s behalf, for the entire COBRA continuation period, the full premium less the amount of premium charged by the Company to employees electing family medical and dental coverage, which Mr. Donovan shall be required to pay. Mr. Donovan would receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which the death occurs and the pro rated bonus payable with respect to the year in which his termination occurs. In addition, Mr. Donovan will fully vest in all restricted equity grants

(including REVRs). Mr. Donovan will not receive payments under this paragraph if he is entitled to receive payments under the provisions above relating to termination without cause or constructive termination.
Summary of Potential Payments for Mr. Donovan upon Termination or Change in Control
          The following represents the payments the Company would provide, assuming Mr. Donovan’s employment had been terminated on December 31, 2009 under various circumstances set forth below:

		Pro rata		Living
	Severance	Bonus	REVRs*	Allowance	Medical
Termination without cause or constructive termination (other than change in control)	$1,575,000	$—	$2,965,284	$79,022	$25,978
Termination without cause or constructive termination (after change in control)	$1,575,000	$—	$2,965,284	$79,022	$25,978
Death or disability	$600,000	$—	$2,965,284	$79,022	$—
Termination for cause	$—	$—	$—	$—	$—
Voluntary resignation	$—	$—	$—	$—	$—

*	Amount represents the value as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51) of all outstanding REVRs that would vest under certain circumstances upon termination of employment.
Additional Provisions
          Mr. Donovan’s employment agreement provides that if any payments or benefits otherwise payable to him would be subject to the “golden parachute” excise tax under Section 4999 of the Code, such payments and benefits will be reduced to the extent necessary to avoid imposition of the excise tax, but only if Mr. Donovan would be placed in a better economic position after tax than he would be if the payments or benefits were not so reduced.
Mr. Wacek
          In the event Mr. Wacek is terminated without cause, or he resigns following a constructive termination, he will be entitled to receive a lump sum payment based on his monthly base salary, at the rate in effect on the date of such termination, for the greater of twelve months following his termination of employment or the remainder of the employment term. Mr. Wacek will also be entitled to receive any amounts he has accrued in the bonus pool, the pro-rated portion of the cash bonus from the bonus pool with respect to the year in which termination occurs, and full vesting of all restricted equity grants (including REVRs).
          Mr. Wacek’s medical and dental coverage shall cease upon the termination date and the Company will pay on Mr. Wacek’s behalf, for the entire COBRA continuation period, the full premium less the amount of premium charged by the Company to employees electing family medical and dental coverage, which Mr. Wacek shall be required to pay. In the event Mr. Wacek is terminated upon a change in control, defined as the termination of his employment by the Company or the successor company (other than for Cause) or by him in a constructive termination, in either case within one year following a change in control, he shall be entitled to receive the same payments and benefits described under termination without cause, listed above, except the minimum severance payment relating to base salary shall be not less than two years’ salary.
          For purposes of Mr. Wacek’s employment agreement, “constructive termination” means (i) the loss of Mr. Wacek’s position or a material alteration in Mr. Wacek’s position or responsibility; or (ii) a breach by the Company of any of its material obligations set forth in the employment agreement; or (iii) any failure by a successor to the Company to assume the Company’s obligations under the employment agreement, or if the Company sells all or substantially all of its assets, or as a result of a sale by Fairfax of all of the Company or a controlling interest in the company, and in either case the failure of the purchaser to assume the Company’s obligations under the employment agreement; or (iv) relocation of his place of employment to a location that is not within a radius of thirty miles by major thoroughfare from Mr. Wacek’s current place of employment in Stamford, Connecticut. Mr. Wacek must give written notice to the Company if he intends to terminate his employment on the basis of constructive termination.
          For purposes of Mr. Wacek’s employment agreement, “change in control” means (i) the time that the Company or Fairfax first determines that any person and all other persons who constitute a group have, at a time when no other person or group directly or indirectly beneficially owns securities of the Company or Fairfax, acquired direct or indirect beneficial ownership of outstanding securities of the Company or Fairfax carrying more than twenty percent (20%) of the votes attached to all outstanding securities carrying more than forty-five percent (45%) of the votes attached to all outstanding securities of the Company or Fairfax, unless a majority of continuing directors approves the acquisition no later than ten business days after the Company or Fairfax makes that determination; or (ii) the first day on which a majority of the members of the Company’s or Fairfax’s board of directors are not continuing directors; or (iii) the time that the controlling shareholder of either the Company or Fairfax, as of the date we entered into the employment agreement with Mr. Wacek, no longer is the controlling shareholder; or (iv) the arm’s length sale of a majority interest in the Company by Fairfax; or (v) a sale of substantially all of the assets of the Company or Fairfax.
          In the event of Mr. Wacek’s death or disability, the Company shall pay to his estate his base salary for the period ending one year following the month in which he dies. Mr. Wacek’s estate would also receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which the death occurs and the pro rated bonus payable with respect to the year in which his death occurs. In addition, Mr. Wacek would fully vest in his restricted equity grants (including REVRs).
          In the event Mr. Wacek is terminated for cause, (i) defined as a willful failure by him in bad faith to substantially perform his duties with the Company resulting in material harm to the Company; or (ii) his conviction of a felony involving moral turpitude, he will be entitled to his base salary through the date of termination of employment and he shall forfeit all rights to payments from the bonus pool.
          Mr. Wacek may terminate his employment voluntarily by giving no less than sixty (60) days written notice to the Company. Upon such event, he would be entitled to his base salary through the date of termination of employment and shall be paid, when the same would ordinarily be paid, all amounts accrued in the bonus pool with respect to years preceding the year in which the voluntary termination occurs and the prorated bonus payable with respect to the year in which termination occurs.
          If Mr. Wacek’s employment terminates as a result of the Company’s electing not to renew the term of employment, the Company will continue to pay Mr. Wacek his base salary for 12 months. Mr. Wacek’s medical and dental coverage shall cease upon the termination date and the Company will pay on Mr. Wacek’s behalf, for the entire COBRA continuation period, the full premium less the amount of premium charged by the Company to employees electing family medical and dental coverage, which Mr. Wacek shall be required to pay. Mr. Wacek would receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which the death occurs and the pro rated bonus payable with respect to the year in which his termination occurs. In addition, Mr. Wacek will fully vest in all restricted equity grants (including REVRs). Mr. Wacek will not receive payments under this paragraph if he is entitled to receive payments under the provisions above relating to termination without cause or constructive termination.

Summary of Potential Payments for Mr. Wacek upon Termination or Change in Control
          The following represents the payments the Company would provide, assuming Mr. Wacek’s employment had been terminated on December 31, 2009 under various circumstances set forth below:

		Pro Rata
	Severance	Bonus	REVRs*	Medical
Termination without cause or constructive termination (other than change in control)	$750,000	$400,000	$3,910,334	$25,978
Termination without cause or constructive termination (after change in control)	$1,200,000	$400,000	$3,910,334	$25,978
Death or disability	$600,000	$400,000	$3,910,334	$—
Termination for cause	$—	$—	$—	$—
Voluntary resignation	$—	$400,000	$—	$—

*	Amount represents the value as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51) of all outstanding Restricted Equity Value Rights that would vest under certain circumstances upon termination of employment.
Additional Provisions
          Mr. Wacek’s employment agreement provides that if any payments or benefits otherwise payable to him would be subject to the “golden parachute” excise tax under Section 4999 of the Code, such payments and benefits will be reduced to the extent necessary to avoid imposition of the excise tax, but only if Mr. Wacek would be placed in a better economic position after tax than he would be if the payments or benefits were not so reduced; provided however that if the total payments and benefits exceed 110% of the maximum amount that could be received by Mr. Wacek without triggering the excise tax, then no payments or benefits will be reduced, and, if any excise tax would otherwise be payable in the absence of such reduction in payments or benefits, the Company will be obligated to pay Mr. Wacek an additional gross-up payment to place Mr. Wacek in the same after-tax economic position he would have been had no excise tax been imposed. Assuming Mr. Wacek’s employment was terminated by the Company without cause on December 31, 2009 in connection with a change in control, no excise tax gross-up would have been required.
Mr. Young
          In the event Mr. Young is terminated without cause, or he resigns following a constructive termination, he will be entitled to receive a lump sum payment based on his monthly base salary, at the rate in effect on the date of such termination, for the greater of twelve months following his termination of employment or the remainder of the employment term. Mr. Young will also be entitled to receive any amounts he has accrued in the bonus pool, and the pro-rated portion of the cash bonus from the bonus pool with respect to the year in which termination occurs, and full vesting of all restricted equity grants (including REVRs).
          Mr. Young’s medical and dental coverage shall cease upon the termination date and the Company will pay on Mr. Young’s behalf, for the entire COBRA continuation period, the full premium less the amount of premium charged by the Company to employees electing family medical and dental coverage, which Mr. Young shall be required to pay. In the event Mr. Young is terminated upon a change in control, defined as the termination of his employment by the Company or the successor company (otherwise than for Cause) or by him in a constructive termination, in either case within one year following a change in control, he shall be entitled to receive the same payments and benefits described under termination without cause, listed above, except the minimum severance payment relating to base salary shall be not less than two years’ salary.
          For purposes of Mr. Young’s employment agreement, “constructive termination” means (i) the loss of Mr. Young’s position or a material alteration in Mr. Young’s position or responsibility; or (ii) a breach by the Company of any of its material obligations set forth in the employment agreement; or (iii) any failure by a successor to the Company to assume the Company’s obligations under the employment agreement, or if the

Company sells all or substantially all of it assets, or as a result of a sale by Fairfax of all of the Company or a controlling interest in the company, and in either case the failure of the purchaser to assume the Company’s obligations under the employment agreement; or (iv) relocation of his place of employment outside the New York Metropolitan area. Mr. Young must give written notice to the Company if he intends to terminate his employment on the basis of constructive termination.
          For purposes of Mr. Young’s employment agreement, “change in control” means (i) the time that the Company or Fairfax first determines that any person and all other persons who constitute a group have, at a time when no other person or group directly or indirectly beneficially owns securities of the Company or Fairfax, acquired direct or indirect beneficial ownership of outstanding securities of the Company or Fairfax carrying more than twenty percent (20%) of the votes attached to all outstanding securities carrying more than forty-five percent (45%) of the votes attached to all outstanding securities of the Company or Fairfax, unless a majority of continuing directors approves the acquisition no later than ten business days after the Company or Fairfax makes that determination; or (ii) the first day on which a majority of the members of the Company’s or Fairfax’s board of directors are not continuing directors; or (iii) the time that the controlling shareholder of either the Company or Fairfax, as of the date we entered into the employment agreement with Mr. Young, no longer is the controlling shareholder; or (iv) the arm’s length sale of a majority interest in the Company by Fairfax; or (v) a sale of substantially all of the assets of the Company or Fairfax.
          In the event of Mr. Young’s death, the Company shall pay to his estate his base salary for the period ending one year following the month in which he dies. Mr. Young’s estate would also receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which the death occurs and the pro rated bonus payable with respect to the year in which his death occurs. In addition, Mr. Young would fully vest in all restricted equity grants (including REVRs).
          In the event Mr. Young’s employment terminates due to disability, the Company would pay his base salary (for not less than one year), less any benefits paid to him under our disability insurance policies, until his actual termination on account of disability. Mr. Young would also receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which termination due to disability occurs and the pro rated bonus payable with respect to the year in which termination due to disability occurs. Mr. Young would fully vest in all restricted equity grants (including REVRs).
          In the event Mr. Young is terminated for cause, (i) defined as a willful failure by him in bad faith to substantially perform his duties with the Company resulting in material harm to the Company; or (ii) his conviction of a felony involving moral turpitude, he will be entitled to his base salary and living allowance through the date of termination of employment and he shall forfeit all rights to payments from the bonus pool.
          If Mr. Young’s employment terminates as a result of the Company’s electing not to renew the term of employment, the Company will continue to pay Mr. Young his base salary for 12 months. Mr. Young’s medical and dental coverage shall cease upon the termination date and the Company will pay on Mr. Young’s behalf, for the entire COBRA continuation period, the full premium less the amount of premium charged by the Company to employees electing family medical and dental coverage, which Mr. Young shall be required to pay. Mr. Young would receive all amounts he accrued in the bonus pool, paid out when normally paid, with respect to years preceding the year in which the death occurs and the pro rated bonus payable with respect to the year in which his termination occurs. In addition, Mr. Young will fully vest in all restricted equity grants (including REVRs). Mr. Young will not receive payments under this paragraph if he is entitled to receive payments under the provisions above relating to termination without cause or constructive termination.

Summary of Potential Payments for Mr. Young upon Termination or Change in Control
     The following represents the payments the Company would provide, assuming Mr. Young’s employment had been terminated on December 31, 2009 under various circumstances set forth below

		Pro Rata
	Severance	Bonus	REVRs*	Medical
Termination without cause or constructive termination (other than change in control)	$3,250,000	$675,000	$11,860,016	$25,978
Termination without cause or constructive termination (after change in control)	$3,250,000	$675,000	$11,860,016	$25,978
Death or disability	$750,000	$675,000	$11,860,016	$—
Termination for cause	$—	$—	$—	$—

*	Amount represents the value as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51) of all outstanding Restricted Equity Value Rights that would vest under certain circumstances upon termination of employment.
Additional Provisions
     Mr. Young’s employment agreement provides that if any payments or benefits otherwise payable to him would be subject to the “golden parachute” excise tax under Section 4999 of the Code, such payments and benefits will be reduced to the extent necessary to avoid imposition of the excise tax, but only if Mr. Young would be placed in a better economic position after tax than he would be if the payments or benefits were not so reduced; provided however that if the total payments and benefits exceed 110% of the maximum amount that could be received by Mr. Young without triggering the excise tax, then no payments or benefits will be reduced, and, if any excise tax would otherwise be payable in the absence of such reduction in payments or benefits, the Company will be obligated to pay Mr. Young an additional gross-up payment to place Mr. Young in the same after-tax economic position he would have been had no excise tax been imposed. Assuming Mr. Young’s employment was terminated by the Company without cause on December 31, 2009 in connection with a change in control, Mr. Young would have been entitled to an excise tax gross-up payment in an approximate amount of $3,575,000.
Mr. Smith and Mr. Lovell
     Neither Mr. Smith, our former Senior Vice President, General Counsel and Corporate Secretary, nor Mr. Lovell, has an employment agreement with us. Each would each receive only his base salary through his termination date if terminated for cause. In the event of termination without cause, a constructive termination or termination due to change in control, Mr. Smith and Mr. Lovell would be provided with severance payments, based on their years of service with the Company. In keeping with our general practice of providing three weeks of severance for each year of service, up to a maximum of 52 weeks, Mr. Smith would have received 42 weeks of severance pay and Mr. Lovell would have received 18 weeks of severance pay if a termination without cause, a constructive termination or termination due to change in control had occurred on December 31, 2009. The Company would provide payment, during the severance period, of the full premium for COBRA continuation, less the amount of premium charged by the Company for their elected medical and dental coverage, which they would be required to pay. As a Senior Vice President of a wholly-owned subsidiary of the Company, Mr. Smith will continue to be eligible for such termination benefits if his employment with the subsidiary is terminated due to a termination without cause, a constructive termination or termination due to a change in control.

Summary of Potential Payments for Mr. Smith and Mr. Lovell upon Termination or Change in Control
     The following represents the payments the Company would provide, assuming Mr. Smith’s or Mr. Lovell’s employment had been terminated on December 31, 2009 under the various circumstances set forth below.

	Severance	Medical	REVRs*
Termination without cause, constructive termination or change in control:
Mr. Smith	$272,719	$13,988	$—
Mr. Lovell	$112,500	$5,995	$—
Death or disability:
Mr. Smith	$—	$—	$1,227,263

Mr. Lovell	$—	$—	$494,363

*	Amount represents the value as of the end of the 2009 fiscal year, based on the REVR Value at December 31, 2009 ($59.51) of all outstanding Restricted Equity Value Rights that would vest under certain conditions upon termination of employment.
Director Compensation
     The Company uses a combination of cash and equity incentive compensation to attract and retain qualified candidates to serve on the Board. The Board of Directors approved changes to the director compensation program, effective on October 1, 2006. The initial compensation program, begun in 2001 at the time of our initial public offering, provided independent directors with an annual retainer of $25,000, paid quarterly, a $750 fee for each board meeting attended, and reimbursement for reasonable expenses associated with attendance at meetings. In addition, independent directors who were members of the Audit or Compensation Committee received a fee of $750 for each committee meeting attended if held separately from a board meeting. Upon election to the Board, a one-time grant of options to purchase 5,000 shares of our common stock was provided, with a grant price equal to the closing price of a share of our common stock on the date of grant. Options vested in equal installments on each of the four anniversaries following the date of the grant.
     The program, commencing on October 1, 2006, provided independent directors with an annual retainer of $60,000, paid on a quarterly basis, and reimbursement for reasonable expenses associated with attendance at meetings. No additional fees were paid for attendance at board meetings. In addition, independent directors were entitled to an annual award of $25,000 of restricted stock, pursuant to the Odyssey Re Holdings Corp. Restricted Share Plan, or, in the case of non-US directors, $25,000 of stock options with a grant price of zero, pursuant to the Odyssey Re Holdings Corp. Stock Option Plan, with each award vesting in equal installments on each of the first three anniversaries following the date of grant, subject to continued service through each vesting date. The Audit Committee’s Chairman received an annual fee of $10,000, paid on a quarterly basis. No additional compensation was paid to other committee members, nor was a fee paid for the attendance at committee meetings, but members were reimbursed for reasonable expenses associated with attendance at those meetings. The Compensation Committee’s Chairman and the Transaction Review Committee’s Chairman, if any, received no additional compensation, nor was a fee paid for attendance at committee meetings, but members were reimbursed for reasonable expenses associated with attendance at those meetings. Mr. Dowd, as Vice Chairman of the Board, received an annual award of $25,000 of restricted stock under the same terms as independent directors.
          Upon Fairfax acquiring all of the outstanding shares of our common stock, the Board adopted a new program that provides for an annual retainer of $30,000, paid on a quarterly basis, and reimbursement for reasonable expenses associated with attendance at meetings. The Audit Committee’s Chairman receives a fee of $10,000 paid on a quarterly basis.

	2009 Director Compensation
	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation
Name	($)	($)	($)	($)(3)	Total
V. Prem Watsa(2)	$—	$—	$—	$—	$—
James F. Dowd(3)	$—	$—	$—	$285	$285
Andrew A. Barnard(2)	$—	$—	$—	$—	$—
Peter M. Bennett(4)	$135,000	$—	$—	$56	$135,056
Anthony F. Griffiths(5)	$60,000	$—	$—	$56	$60,056
Patrick W. Kenny(6)	$150,000	$—	$—	$324	$150,324
Brandon W. Sweitzer(7)	$70,000	$—	$—	$285	$70,285
Paul M. Wolff(8)	$33,616	$—	$—	$95	$33,711
Alan D. Horn	$15,164	$—	$—	$—	$15,164
Robert J. Solomon(9)	$101,384	$—	$—	$—	$101,384

(1)	Dividends were paid on shares of restricted stock when dividends were paid on all other shares of our common stock, prior to the delisting of our common stock. In 2009 the declared annual dividend was $0.30 per share, paid on March 31, 2009, June 30 2009, and September 30, 2009.

(2)	Mr. Watsa and Mr. Barnard are each an employee of the Company, or of an affiliate of the Company, and therefore receive no director compensation.

(3)	As Vice Chairman of the Board, Mr. Dowd held 518.49710 REVRs that will vest on September 30, 2010, and 237.95761 REVRs that will vest on September 30, 2011 assuming continued service through such date.

(4)	Mr. Bennett resigned from the Board on October 29, 2009. As a member of the Special Committee of the Board, established in response to Fairfax’s tender offer, Mr. Bennett received a $75,000 fee.

(5)	Mr. Griffiths held 518.49710 REVRs that will vest on September 30, 2010, and 237.95761 REVRs that will vest on September 30, 2011 assuming continued service through such date.

(6)	Mr. Kenny resigned from the Board on December 31, 2009. As a member of the Special Committee of the Board, established in response to Fairfax’s tender offer, Mr. Kenny received a $90,000 fee.

(7)	Mr. Sweitzer held 518.49710 REVRs that will vest on September 30, 2010, and 237.95761 REVRs that will vest on September 30, 2011 assuming continued service through such date.

(8)	Mr. Wolff did not stand for election at the April 22, 2009 Annual Meeting.

(9)	Mr. Solomon resigned from the Board on October 29, 2009. As a member of the Special Committee of the Board, established in response to Fairfax’s tender offer, Mr. Solomon received a $75,000 fee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Common Share Ownership by Directors and Executive Officers and Principal Stockholders
          All of Odyssey Re Holdings Corp.’s issued and outstanding common stock is held by Fairfax Financial Holdings Limited and its subsidiaries as set forth in the table below. Fairfax Financial Holdings Limited’s principal address is 95 Wellington Street West, Suite 800, Toronto, Canada. None of our directors, other than V. Prem Watsa, and none of our officers, beneficially own any of our common shares.
          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person or group who has or shares voting or investment power with respect to such shares. Unless otherwise indicated, the persons named in this table have sole voting and investment control with respect to all shares beneficially owned.

	Shares Beneficially Owned
Name	Shares	Percent
TIG Insurance Group, Inc.(1)	24,994,816	44.16%
TIG Insurance Company(1)	4,716,841	8.33%
ORH Holdings Inc.(1)	6,166,667	10.89%
United States Fire Insurance Company(1)	4,955,009	8.75%
Fairfax Inc.(1)	15,771,317	27.87%

Total	56,604,650	100.00%

(1)	V. Prem Watsa, Chairman of our board of directors, controls The Sixty Two Investment Company Limited (“Sixty Two”), which owns subordinate and multiple voting shares representing 44.7% of the total votes attached to all classes of shares of Fairfax. Mr. Watsa himself beneficially owns and controls additional subordinate voting shares which, together with the shares owned by Sixty Two, represent 45.5% of the total votes attached to all classes of Fairfax’s shares. TIG Insurance Group, Inc., TIG Insurance Company, ORH Holdings Inc., United States Fire and Fairfax Inc. are wholly owned subsidiaries of Fairfax. The principal office address of ORH Holdings Inc. and Fairfax Inc. is 300 First Stamford Place, Stamford, CT 06902. The principal office address of TIG Insurance Group, Inc. and TIG Insurance Company is 250 Commercial Street, Suite 5000 Manchester, NH 03101. The principal office address of United States Fire Insurance Company is 305 Madison Avenue, Morristown, NJ 07962.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Fairfax Financial Holdings Limited (“Fairfax”) beneficially owns 100% of our common stock. We are a “controlled company” within the rules of the NYSE. Three of six current directors are independent, as independence is defined in the listing standards of the NYSE.
     Our board of directors does not have a process for interested parties to send communications to the entire board of directors; however, interested parties may communicate with our non-management directors by calling our hotline and selecting the first option. Corporate Governance hotline: (800) 318-4670 (United States), or (678) 999-4580 (International).
     From time to time, the Company has engaged in certain transactions, and is party to certain arrangements, with Fairfax and some of its affiliates.
Fairfax Offer and Merger
     On September 18, 2009, Fairfax and OdysseyRe announced that they had entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which Fairfax would promptly commence a tender offer to acquire all of the outstanding shares of common stock of OdysseyRe that Fairfax and its subsidiaries did not currently own, for $65.00 in cash per share, representing total cash consideration of approximately $1.1 billion. Pursuant to the Merger Agreement, on September 23, 2009, Fairfax commenced a tender offer for all of the outstanding shares of common stock of OdysseyRe (the “Offer”) other than shares owned by Fairfax and its subsidiaries for $65.00 in cash per share. The Board of Directors of OdysseyRe, following the unanimous recommendation of a special committee comprised solely of independent directors which had been formed to review and consider any Fairfax proposal, recommended that OdysseyRe’s minority stockholders tender their shares to the Fairfax offer and vote or consent to approve and adopt the Merger Agreement if it were to be submitted for their approval and adoption.
     Pursuant to the Offer, which expired on October 21, 2009 at 12:00 midnight, New York City time, Fairfax acquired a total of approximately 14.3 million shares of common stock of OdysseyRe (the “Tendered Shares”). The Tendered Shares, combined with the shares previously owned by Fairfax and its subsidiaries, represented approximately 97.1% of the 58,451,922 shares of common stock of OdysseyRe outstanding. Following the purchase of the Tendered Shares, Fairfax caused a short-form merger pursuant to which Fairfax Investments USA Corp., a newly-formed, wholly-owned subsidiary of Fairfax, merged with and into OdysseyRe (the “Merger”).
     The Merger was effected on October 28, 2009 pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”) by the execution and filing of a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware. As a result of the Merger, all of the remaining shares of OdysseyRe’s common stock held by the remaining minority shareholders of OdysseyRe (the “Remaining

Shares”) were cancelled and, subject to appraisal rights under Delaware law, converted into the right to receive $65.00 per share in cash, without interest, and subject to any applicable withholding of taxes. As a result of the Merger, Fairfax and its subsidiaries became the owner of 100% of the outstanding shares of the Company’s common stock. The Company subsequently withdrew its shares of common stock from listing on the New York Stock Exchange and terminated registration of these shares under the Securities Exchange Act of 1934.
Guarantee of CTR
     As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The guarantee, which was entered into while Odyssey America and CTR were each 100% owned by Fairfax, was provided by Odyssey America to facilitate the transfer of renewal rights to CTR’s business, together with certain CTR employees, to Odyssey America in 2000 in order to further expand the Company’s international reinsurance business. The guarantee was terminated effective December 31, 2001. There were no amounts received from CTR under the guarantee, and the Company did not provide any direct consideration for the renewal rights to the business of CTR. CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax that have the responsibility for the run-off of its liabilities. Although CTR’s liabilities were assumed by Fairfax subsidiaries, the guarantee only pertains to those liabilities attaching to the policies written by CTR. Fairfax has agreed to indemnify Odyssey America for all its obligations incurred under its guarantee. The Company’s potential exposure in connection with this agreement stems from CTR’s remaining gross reserves, which are estimated to be $113.5 million as of December 31, 2009. The Company believes that the financial resources of the Fairfax subsidiaries that have assumed CTR’s liabilities provide adequate protection to satisfy the obligations that are subject to this guarantee. The Company does not expect to make payments under this guarantee and does not consider its potential exposure under this guarantee to be material to its consolidated financial position.
Guarantee of Falcon
     Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For the each of the years ended December 31, 2009 and 2008, Falcon paid $0.3 million to Odyssey America in connection with this guarantee. For the year ended December 31, 2007, Falcon paid $0.5 million to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in connection with this agreement is estimated to be $52.9 million, based on Falcon’s loss reserves at December 31, 2009. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $58.4 million as of December 31, 2009. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its exposure under this guarantee to be material to its consolidated financial position.
Investment Agreements
     The Company’s subsidiaries have entered into investment management agreements with Fairfax and its wholly-owned subsidiary, Hamblin Watsa Investment Counsel Ltd. These agreements provide for an annual base fee of 0.20% (20 basis points), calculated and paid quarterly based upon the subsidiary’s average invested assets for the preceding three months. The agreements also include incentive fees of 0.10% (10 basis points), which are payable if realized gains exceed 1% of the average investment portfolio in any given year, subject to cumulative realized gains on investments exceeding 1% of the average investment portfolio. Additional incentive fees are paid based upon the performance of the subsidiary’s equity portfolio equal to 10% of the return on equities

(subject to an annual maximum) in excess of the Standard & Poor’s 500 index plus 200 basis points, provided that the equity portfolio has achieved such excess on a cumulative basis. If the performance of the equity portfolio does not equal or exceed this benchmark in a given year, the annual base fee, on the equity portion of the portfolio, is reduced to 0.18% (18 basis points). The aggregate annual investment management fee payable by each subsidiary, including incentive fees, is capped at 0.40% (40 basis points) of its investment portfolio, with any excess amounts carried into the following year. These agreements may be terminated by either party on 30 days’ notice. For the years ended December 31, 2009, 2008 and 2007, total fees, including incentive fees, of $28.8 million, $21.4 million and $17.3 million, respectively, are included in the consolidated statements of operations.
Fairfax Insurance Coverage
          Fairfax purchases and maintains directors’ and officers’ liability insurance for the directors and officers of Fairfax and its subsidiaries, including us. This insurance forms part of a blended insurance program that provides a combined aggregate limit of liability of $175.0 million.
Tax Sharing Arrangements
          The Merger had no effect on the Company’s tax position. For 2007 and 2008, the Company has filed a separate consolidated tax return. The Company is a member of the United States tax group of Fairfax and made payments to Fairfax in accordance with its tax sharing agreements. The Company paid federal and foreign income taxes of $355.9 million, $348.4 million and $224.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had a current tax payable of $31.5 million, which reflects $21.1 million payable to Fairfax and a net payable of $10.4 million to the U.S. federal government and various foreign governments. As of December 31, 2008, the Company had a current tax payable of $238.1 million, which reflects $9.3 million payable to Fairfax and a net payable of $228.8 million to the U.S. federal government and various foreign governments. The federal income tax provision is allocated to each of the Company’s subsidiaries in the consolidated group pursuant to a written agreement, on the basis of each subsidiary’s separate taxable income.
Tax Services Arrangements
          Each of Odyssey America, Clearwater, Clearwater Select, Hudson, Hudson Specialty and OdysseyRe have entered into tax services agreements with Fairfax Inc. Under the agreements, we obtain tax consulting and compliance services from Fairfax. The fees under the agreements are payable quarterly and include a variable fee component that includes third party outside fees incurred on behalf of us. Upon mutual agreement by both parties, the quarterly base fee may be adjusted for changes in services provided or costs incurred. The aggregate fees paid in 2009 were $0.9 million. The agreements are automatically renewed each January 1st for successive one year terms unless terminated earlier as provided for under the agreements. The agreements may be terminated without cause by either party giving the other party 90 days’ written notice. The fees payable under the agreements are approximately equivalent to Fairfax’s cost in providing these services.
Other Related Party Transactions
          The OdysseyRe Foundation, a not-for-profit entity through which the Company provides funding to charitable organizations active in the communities in which the Company operates, was formed in February 2007. Prior to the formation of the OdysseyRe Foundation, the Company provided funding to charitable organizations through the Sixty-Four Foundation, a not-for-profit affiliate of Fairfax and the Company. Included in other expense, net for the years ended December 31, 2009, 2008 and 2007, are incurred charitable contributions of $5.0 million, $3.7 million and $2.5 million, respectively, related to these entities.
          Due to expense sharing and investment management fee agreements with Fairfax and its affiliates, the Company has accrued, on its consolidated balance sheets, amounts receivable from affiliates of $0.3 million and $1.0 million as of December 31, 2009 and 2008, respectively, and amounts payable to affiliates of $13.3 million and $1.6 million as of December 31, 2009 and 2008, respectively.

          The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of the shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner claimed that the guarantee should be available and pursued legal actions against the Company. The Company found this claim without merit and vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the one-year period commencing November 1, 2008. As of December 31, 2009, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both December 31, 2009 and 2008 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date. The Company continues to vigorously pursue collection of the award.
          OdysseyRe believes that the revenues and expenses related to the transactions with affiliated entities would not be materially different if such transactions were with unaffiliated entities.
Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm
          The Audit Committee has appointed PricewaterhouseCoopers LLP as our independent registered accounting firm to audit our consolidated financial statements for the 2009 fiscal year. PricewaterhouseCoopers LLP has served as our independent accountants since our incorporation in March 2001.
Audit Fees
          The Company incurred fees of $4,316,196 in 2009 and $3,772,680 in 2008, relating to professional services rendered by PricewaterhouseCoopers LLP, for the audits of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q, services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, and attestation of management’s assessment of our internal control over financial reporting.
Audit-Related Fees
          The Company incurred fees of $24,000 in 2009 and $135,000 in 2008, for professional services rendered by PricewaterhouseCoopers LLP related to the ERISA audit of the financial statements of the Retirement Plan and 401(k) plans.
Tax Fees
          The Company incurred fees of $23,000 in 2009 and $5,000 in 2008, in the aggregate, for professional services rendered by PricewaterhouseCoopers LLP for domestic and international tax compliance and assistance with preparation of tax returns, tax advice, and tax planning.

All Other Fees
          The Company incurred fees of $166,000 in 2009 and $231,000 in 2008, in the aggregate, for products and services provided by PricewaterhouseCoopers LLP, other than the services reported above in the sections captioned “Audit Fees,” “Audit-Related Fees” and “Tax Fees.” These fees for 2009 and 2008 are related principally to providing other actuarial services, and providing information to state insurance department auditors with respect to state insurance examinations.
          The Audit Committee has considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the independence of our outside auditors, and has found the provision of such services to be compatible with the auditor independence requirements.
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

     Date: February 25, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew A. Barnard	President, Chief Executive Officer and	February 25, 2010
Andrew A. Barnard	Director (Principal Executive Officer)

/s/ R. Scott Donovan	Executive Vice President and Chief	February 25, 2010
R. Scott Donovan	Financial Officer (Principal Financial and Accounting Officer)

* V. Prem Watsa	Director	February 25, 2010

* James F. Dowd	Director	February 25, 2010

* Anthony F. Griffiths	Director	February 25, 2010

* Alan D. Horn	Director	February 25, 2010

* Brandon W. Sweitzer	Director	February 25, 2010

*By: /s/ Andrew A. Barnard
Andrew A. Barnard
Attorney-in-fact

EXHIBIT INDEX

Number	Title of Exhibit
2.1	Agreement and Plan of Merger by and among Odyssey Re Holdings Corp., Fairfax Financial Holdings Limited, and Fairfax Investments USA Corp., dated as of September 18, 2009 (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 4, 2001). Also see Exhibits 4.8 and 4.9 hereto.

3.2	Amended and Restated By-Laws (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 10, 2007)

4.1	Specimen Certificate representing Common Stock (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

4.4	Indenture dated October 31, 2003 between Odyssey Re Holdings Corp. and The Bank of New York regarding the 6.875% Senior Notes due 2015 and the 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

4.5	Global Security dated October 31, 2003 representing $150,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

4.6	Global Security dated November 18, 2003 representing $75,000,000 aggregate principal amount of 7.65% Senior Notes due 2013 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2004).

4.7	Global Security dated May 13, 2005, representing $125,000,000 aggregate principal amount of 6.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.7 of the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.8	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.9	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.10	Form of Stock Certificate evidencing the Series A Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.11	Form of Stock Certificate evidencing the Series B Preferred Shares (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2005).

4.12	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series A (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

4.13	Indenture dated as of February 22, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series B (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

4.14	Indenture dated as of November 28, 2006 between Odyssey Re Holdings Corp. and Wilmington Trust Company regarding the Floating Rate Senior Debentures, Series C (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2006).

10.1	Affiliate Guarantee by Odyssey America Reinsurance Corporation dated as of July 14, 2000 relating

Number	Title of Exhibit
to Compagnie Transcontinentale de Réassurance (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on March 26, 2001).

10.2	Tax Allocation Agreement effective as of June 19, 2001 among Fairfax Inc., Odyssey Re Holdings Corp., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation, and Hudson Insurance Company (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002), Inter-Company Tax Allocation Agreement among TIG Holdings, Inc. and the subsidiary corporations party thereto and Agreement for the Allocation and Settlement of Consolidated Federal Income Tax Liability as amended (each incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001) and Inter-Company Tax Allocation Agreement effective as of March 4, 2003 between Odyssey Re Holdings Corp. and Fairfax Inc. (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (No. 333-138340), filed with the Commission on October 31, 2006).

10.3	Third Amended and Modified Office Lease Agreement in relation to 300 First Stamford Place, Stamford, Connecticut and guarantee of Odyssey Re Holdings Corp. executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2004) which amends the Lease Agreement between TIG Insurance Company and First Stamford Place Company, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

10.4	Registration Rights Agreement dated as of June 19, 2001 among Odyssey Re Holdings Corp., TIG Insurance Company and ORH Holdings Inc. (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

10.5	Investment Agreement dated as of January 1, 2002 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Odyssey America Reinsurance Corporation (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 2003).

10.6	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Clearwater Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.7	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Hudson Insurance Company (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.8	Investment Agreement dated as of January 1, 2003 between Hamblin Watsa Investment Counsel Ltd., Fairfax Financial Holdings Limited and Newline Underwriting Management Ltd. (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 31, 2006).

10.9	Indemnification Agreements between Odyssey Re Holdings Corp. and each of its directors and officers dated as of March 21, 2001 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 6, 2002).

10.10	Odyssey America Reinsurance Corporation Restated Employees Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.11	Odyssey America Reinsurance Corporation Profit Sharing Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.12	Odyssey Re Holdings Corp. Restricted Share and Equity Value Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8, filed with the Commission on December 4, 2009).**

* 10.13	Odyssey Re Holdings Corp. Stock Option Plan (amended and restated effective as of October 28,

Number	Title of Exhibit
2009).**

10.14	Odyssey Re Holdings Corp. Long-Term Incentive Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**

* 10.15	Odyssey Re Holdings Corp. Non-Qualified 2010 Employee Share Purchase Plan.**

10.16	Odyssey Re Holdings Corp. Employee Share Purchase Plan (incorporated herein by reference to the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on June 7, 2001).**

10.17	Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.18	Odyssey America Reinsurance Corporation Restated Supplemental Retirement Plan, as amended (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).**

10.19	Tax Services Agreement between Fairfax Inc., Odyssey America Reinsurance Corporation, Odyssey Reinsurance Corporation and Hudson Insurance Company dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

10.20	Tax Services Agreement between Fairfax Inc. and Odyssey Re Holdings Corp. dated as of May 10, 2001 (incorporated herein by reference to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (No. 333-57642), filed with the Commission on May 29, 2001).

10.21	Odyssey Re Holdings Corp. 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s definitive proxy statement filed on March 21, 2002).**

10.22	Credit Agreement dated as of July 13, 2007 among Odyssey Re Holdings Corp., Wachovia Bank, National Association, KeyBank National Association and the other parties thereto, and the promissory notes executed in connection therewith (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2007), and First Amendment thereto, dated as of June 17, 2009 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2009).

* 10.23	Second Amendment Agreement (to Credit Agreement dated as of July 13, 2007), dated as of February 24, 2010, among Odyssey Re Holdings Corp., Wachovia Bank, National Association, KeyBank National Association, and the other parties thereto.

10.24	Amended and Restated Employment Agreement, dated as of October 1, 2009, by and between Odyssey Re Holdings Corp. and Andrew Barnard, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009.**

10.25	Amended and Restated Employment Agreement, dated as of October 1, 2009, by and between Odyssey Re Holdings Corp. and Brian David Young, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009.**

10.26	Amended and Restated Employment Agreement, dated as of October 1, 2009, by and between Odyssey Re Holdings Corp. and Richard Scott Donovan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009.**

10.27	Amended and Restated Employment Agreement, dated as of October 1, 2009, by and between Odyssey Re Holdings Corp. and Michael G. Wacek, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2009.**

* 21.1	List of the Registrant’s Subsidiaries.

* 24	Powers of Attorney.

* 31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or

Number	Title of Exhibit
15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement