Form 10-Q
period 2010-03-31
ODYSSEY RE HOLDINGS CORP
filed 2010-05-06
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at May 6, 2010
Common Stock, par value $0.01 per share	56,604,650

ODYSSEY RE HOLDINGS CORP.
INDEX TO FORM 10-Q
PART I FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION
PART I — Item 1. Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009 (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $3,974,251 and $3,971,139, respectively)	$4,387,344	$4,373,965
Fixed income securities, held as trading securities, at fair value (amortized cost $608,457 and $598,918, respectively)	579,164	532,718
Redeemable preferred stock, at fair value (cost $108 and $108, respectively)	108	108
Convertible preferred stock, held as trading securities, at fair value (cost $75,000 and $75,000, respectively)	69,293	82,470
Equity securities:
Common stocks, at fair value (cost $1,539,412 and $1,679,748, respectively)	2,076,358	2,071,037
Common stocks, at equity	160,345	158,460
Short-term investments, at fair value (amortized cost $74,582 and $125,100, respectively)	74,582	125,100
Short-term investments, held as trading securities, at fair value (cost $153,025 and $238,419, respectively)	153,025	238,403
Cash and cash equivalents	1,077,601	941,444
Cash and cash equivalents held as collateral	63,182	56,720
Other invested assets	203,576	146,728

Total investments and cash	8,844,578	8,727,153
Accrued investment income	86,269	79,400
Premiums receivable	436,931	473,878
Reinsurance recoverable on paid losses	42,228	70,511
Reinsurance recoverable on unpaid losses	899,470	841,486
Prepaid reinsurance premiums	117,601	113,047
Funds held by reinsureds	145,062	140,480
Deferred acquisition costs	129,243	126,466
Federal and foreign income taxes receivable	18,233	45,333
Other assets	231,382	167,686

Total assets	$10,950,997	$10,785,440

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,636,968	$5,507,766
Unearned premiums	709,375	691,213
Reinsurance balances payable	158,430	178,428
Funds held under reinsurance contracts	41,172	41,250
Debt obligations	489,433	489,402
Other liabilities	196,542	322,147

Total liabilities	7,231,920	7,230,206

Commitments and Contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares issued and outstanding; 1,167,263 Series B shares issued and outstanding	32	32
Common shares, $0.01 par value; 500,000,000 shares authorized; 56,604,650 shares issued	567	567
Additional paid-in capital	529,522	515,066
Accumulated other comprehensive income, net of deferred income taxes	659,449	546,580
Retained earnings	2,529,507	2,492,989

Total shareholders’ equity	3,719,077	3,555,234

Total liabilities and shareholders’ equity	$10,950,997	$10,785,440

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010		2009
REVENUES
Gross premiums written		$561,656	$554,920
Ceded premiums written		88,469	75,941

Net premiums written		473,187	478,979
Increase in net unearned premiums		(16,092)	(8,961)

Net premiums earned		457,095	470,018
Net investment income		84,104	67,461
Net realized investment gains (losses):
Net realized investment gains (losses)		58,010	(17,989)
Other-than-temporary impairment losses		(4,053)	(81,374)

Total net realized investment gains (losses)		53,957	(99,363)

Total revenues		595,156	438,116

EXPENSES
Losses and loss adjustment expenses		375,898	317,591
Acquisition costs		89,040	93,004
Other underwriting expenses		51,007	43,105
Other expense, net		31,939	4,202
Interest expense		7,485	8,085

Total expenses		555,369	465,987

Income (loss) before income taxes		39,787	(27,871)

Federal and foreign income tax provision (benefit):
Current		37,797	34,622
Deferred		(35,799)	(56,702)

Total federal and foreign income tax provision (benefit)		1,998	(22,080)

Net income (loss)		37,789	(5,791)
Preferred dividends		(1,271)	(1,336)
Gain on purchase of Series B preferred shares		—	7,997

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS		$36,518	$870

BASIC
Weighted average common shares outstanding		N/A	59,375,095
Basic earnings per common share	$	N/A	$0.01
DILUTED
Weighted average common shares outstanding		N/A	59,848,828
Diluted earnings per common share	$	N/A	$0.01
DIVIDENDS
Dividends declared per common share	$	N/A	$0.075
COMPREHENSIVE INCOME (LOSS)
Net income (loss)		$37,789	$(5,791)
Other comprehensive income (loss), net of tax		112,869	(86,810)

Comprehensive income (loss)		$150,658	$(92,601)

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended
	March 31,
	2010	2009
PREFERRED SHARES (par value)
Balance, beginning of period	$32	$39
Preferred shares purchased	—	(7)

Balance, end of period	32	32

COMMON SHARES (par value)
Balance, beginning and end of period	567	603

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	515,066	614,203
Capital contribution	14,456	—
Preferred shares purchased	—	(17,173)
Net change due to stock option exercises and restricted share awards	—	(7,512)
Net effect of share-based compensation	—	2,914
Common shares issued	—	37

Balance, end of period	529,522	592,469

TREASURY SHARES (at cost)
Balance, beginning of period	—	(795)
Purchases of treasury shares	—	(9,390)
Reissuance of treasury shares	—	7,512

Balance, end of period	—	(2,673)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) NET OF DEFERRED INCOME TAXES
Balance, beginning of period	546,580	82,421
Unrealized net appreciation (depreciation) on securities, net of reclassification adjustments	102,497	(85,479)
Foreign currency translation adjustments	10,372	(1,331)

Balance, end of period	659,449	(4,389)

RETAINED EARNINGS
Balance, beginning of period	2,492,989	2,131,264
Net income (loss)	37,789	(5,791)
Gain on purchase of Series B preferred shares	—	7,997
Dividends to preferred shareholders	(1,271)	(1,336)
Dividends to common shareholders	—	(4,514)

Balance, end of period	2,529,507	2,127,620

TOTAL SHAREHOLDERS’ EQUITY	$3,719,077	$2,713,662

COMMON SHARES OUTSTANDING
Balance, beginning of period	56,604,650	60,242,949
Net treasury shares acquired	—	(50,920)
Shares issued	—	2,000

Balance, end of period	56,604,650	60,194,029

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$37,789	$(5,791)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease in premiums receivable and funds held, net	43,489	56,810
Increase in unearned premiums and prepaid reinsurance premiums, net	16,814	7,609
Increase in unpaid losses and loss adjustment expenses, net	108,980	18,428
Change in current and deferred federal and foreign income taxes, net	(37,073)	(211,698)
(Increase) decrease in deferred acquisition costs	(3,406)	314
Change in other assets and liabilities, net	(71,767)	(41,834)
Net realized investment (gains) losses	(53,958)	99,363
Bond discount amortization, net	(3,950)	(2,397)
Amortization of compensation plan costs	7,875	2,914

Net cash provided by (used in) operating activities	44,793	(76,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities, available for sale	—	160,000
Sales of fixed income securities, available for sale	181,771	90,505
Purchases of fixed income securities, available for sale	(187,609)	(466,883)
Sales of equity securities	151,462	65,056
Purchases of equity securities	(67,574)	(312,978)
Net (settlements) sales of other invested assets	(17,421)	37,030
Purchases of other invested assets	(60,036)	(11,915)
Net change in cash and cash equivalents held as collateral	(6,462)	75,891
Sales of trading securities	275,366	16,966
Purchases of trading securities	(196,341)	(111,522)
Net change in short-term investments	51,866	278,239

Net cash provided by (used in) investing activities	125,022	(179,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	14,456	—
Purchase of treasury shares	—	(9,390)
Purchase of Series B preferred shares	—	(9,183)
Dividends paid to preferred shareholders	(1,273)	(1,923)
Dividends paid to common shareholders	—	(4,514)
Proceeds from exercise of stock options	—	37

Net cash provided by (used in) financing activities	13,183	(24,973)

Effect of exchange rate changes on cash and cash equivalents	(46,841)	(13,096)

Increase (decrease) in cash and cash equivalents	136,157	(293,962)
Cash and cash equivalents, beginning of period	941,444	755,747

Cash and cash equivalents, end of period	$1,077,601	$461,785

Supplemental disclosures of cash flow information:
Interest paid	$889	$1,515

Income taxes paid	$38,952	$189,561

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
     Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited, Newline Underwriting Management Limited, which manages Newline Syndicate (1218), a member of Lloyd’s of London, Newline Insurance Company Limited (“NICL”), Newline Corporate Name Limited (“NCNL”), which provides capital for and receives the distributed earnings from Newline Syndicate (1218) (collectively, “Newline”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”), Napa River Insurance Services, Inc. and Hudson Crop Insurance Services, Inc. As of March 31, 2010, Fairfax Financial Holdings Limited (“Fairfax”), a publicly-traded financial services holding company based in Canada, owned 100% of OdysseyRe.
     In September 2009, Fairfax commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of OdysseyRe that Fairfax and its subsidiaries did not currently own, for $65.00 in cash per share. Pursuant to the Offer, which expired on October 21, 2009, Fairfax acquired a total of approximately 14.3 million shares of common stock of OdysseyRe (the “Tendered Shares”). The Tendered Shares, combined with the shares previously owned by Fairfax and its subsidiaries, represented approximately 97.1% of the 58,451,922 shares of common stock of OdysseyRe then outstanding. Following the purchase of the Tendered Shares, Fairfax caused a short-form merger pursuant to which Fairfax Investments USA Corp., a newly-formed, wholly-owned subsidiary of Fairfax, merged with and into OdysseyRe (the “Merger”). The Merger was effected on October 28, 2009. As a result of the Merger, all of the remaining shares of OdysseyRe’s common stock held by the remaining minority shareholders of OdysseyRe were cancelled and, subject to appraisal rights under Delaware law, converted into the right to receive $65.00 per share in cash, without interest, and subject to any applicable withholding of taxes. As a result of the Merger, Fairfax and its subsidiaries became the owner of 100% of the outstanding shares of the Company’s common stock. The Company subsequently withdrew its shares of common stock from listing on the New York Stock Exchange and terminated registration of these shares under the Securities Exchange Act of 1934. All OdysseyRe common shares remaining in the Company’s treasury following the Merger were cancelled.
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions, which could differ materially from actual results that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information and disclosures that are usually included in annual financial statements prepared in accordance with GAAP have been omitted since they are not required for interim reporting purposes. Readers should review the Company’s 2009 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in the Company’s opinion, are required for a fair statement of its financial position on such dates, and the results of operations and cash flows for the periods presented. Certain amounts from prior periods have been reclassified to conform to the current year’s presentations. The results for the three months ended March 31, 2010 are not necessarily indicative of the results for a full year.
     In January 2010, the FASB issued an accounting standard to require more detailed disclosures for assets and liabilities measured at fair value. The standard requires gross presentation of purchases, issuances, settlements and sales of Level 3 assets and liabilities (see Note 3 for a description of the Fair Value levels). The

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
standard also requires disclosures of transfers between all levels and the policy and rationale for the transfer. The disclosure requirements have been incorporated into this Form 10-Q.
2. Earnings Per Common Share
     As a result of the Merger (see Note 1), Fairfax attained 100% ownership of the Company; accordingly, the Company has not presented earnings per common share for the three months ended March 31, 2010. On January 1, 2009, the Company adopted an accounting standard that resulted in the Company treating its unvested share-based payment awards, for the purpose of calculating earnings per share, as a separate class of securities, due to the non-forfeitable rights to dividends. The following table shows the allocation of net income available to common shareholders as calculated in accordance with the two-class method for the three months ended March 31, 2009 (in thousands):

Three Months Ended
March 31, 2009
Net loss	$(5,791)
Preferred dividends	(1,336)
Gain on purchase of Series B preferred shares	7,997

Net income available to common shareholders	$870

Allocation of net income for basic earnings per share:

Common shares	$860
Participating securities	10

Net income available to common shareholders	$870

     Net income per common share for the three months ended March 31, 2009, as presented in the following table, has been computed based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

Three Months Ended
March 31, 2009
Net income to common shares — basic	$860
Undistributed earnings allocated to share-based payments	4

Net income to common shares — diluted	$864

Weighted average common shares outstanding — basic	59,375,095
Effect of dilutive shares:
Restricted shares	400,154
Stock options	73,579

Total effect of dilutive shares	473,733

Weighted average common shares outstanding — diluted	59,848,828

Net earnings per common share:
Basic	$0.01
Diluted	0.01
     In calculating diluted earnings per share, the Company is required to evaluate each stock option and

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
restricted stock grant to determine if it is dilutive or anti-dilutive in nature. For the three months ended March 31, 2009, 110,044 existing stock options and restricted stock awards outstanding were excluded from the computation of weighted average common shares for diluted earnings per common share, due to the anti-dilutive effect.
     Net income per participating security for the three months ended March 31, 2009, as presented in the following table, has been computed based upon weighted average restricted shares outstanding (in thousands, except share and per share amounts):

Three Months Ended
March 31, 2009
Net income to participating securities — basic	$10

Weighted average restricted shares outstanding — basic	840,472

Net earnings per participating security — basic	$0.01
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
     The Company is responsible for determining the fair value of its investment portfolio by utilizing market-driven fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques that make use of current market data. For the majority of the Company’s investment portfolio, the Company uses quoted prices and other information from independent pricing sources in determining fair values.
     For determining the fair value of its Level 1 investments, the Company utilizes quoted market prices. The majority of the Company’s Level 1 investments are common stocks that are actively traded in a public market. Short-term investments and cash equivalents, for which the cost basis approximates fair value, are also classified as Level 1 investments.
     The Company’s Level 2 investments, the majority of which are in government, corporate and municipal fixed income securities, are priced using publicly traded over-the-counter prices and broker-dealer quotes. Observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads and bids are available for these investments. For determining the fair value of derivatives, which are classified as Level 2, the Company utilizes broker-dealer quotes that include observable market information. Also included in Level 2 are inactively traded convertible corporate debentures that are valued using a pricing model that includes observable inputs such as credit spreads and discount rates in the calculation.
     The Company uses valuation techniques to establish the fair value of Level 3 investments. During the three months ended March 31, 2010, the Company purchased $6.3 million of investments that are classified as Level 3. As of March 31, 2010, the Company held $48.5 million of investments that are classified as Level 3. These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads, and by comparing the fair values to recent transaction prices for similar assets, where available.
     A review of fair value hierarchy classifications is conducted on a quarterly basis. To ensure accuracy in the classification within the fair value hierarchy, the Company evaluates changes in market conditions, availability of observable market data, changes in pricing methodologies and other critical factors to determine if it is appropriate to re-classify any of its investments between levels. Reclassifications impacting any of the levels of the fair value hierarchy are generally reported as transfers in or out of the level as of the beginning of the period in which the reclassifications occur. The Company has determined that it should not re-classify any of its investments between levels for the three months ended March 31, 2010.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements as of March 31, 2010
	Asset / Liability	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	March 31,	Assets / Liabilities	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Fixed income securities, available for sale:
United States government, government agencies and authorities	$142,897	$—	$142,897	$—
States, municipalities and political subdivisions	3,193,678	—	3,193,678	—
Foreign governments	760,909	—	760,909	—
Corporate	289,860	—	289,860	—

Total fixed income securities, available for sale	4,387,344	—	4,387,344	—
Fixed income securities, held as trading securities:
Foreign governments	103,494	—	103,494	—
Mortgage-related	90,066	—	72,867	17,199
Corporate	385,604	—	385,604	—

Total fixed income securities, held as trading securities	579,164	—	561,965	17,199
Redeemable preferred stock, available for sale	108	—	108	—
Convertible preferred stock, held as trading securities	69,293	—	69,293	—
Common stocks, available for sale	2,076,358	2,040,982	35,376	—
Short-term investments, available for sale	74,582	74,582	—	—
Short-term investments, held as trading securities	153,025	153,025	—	—
Cash equivalents	802,503	802,503	—	—
Derivatives	65,487	—	65,487	—
Other investments	46,857	3,899	11,649	31,309

Total assets measured at fair value	$8,254,721	$3,074,991	$5,131,222	$48,508

Derivative liabilities	$38,071	$—	$38,071	$—

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

		Fair Value Measurements as of December 31, 2009
	Asset / Liability	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	December 31,	Assets / Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Fixed income securities, available for sale:
United States government, government agencies and authorities	$141,037	$—	$141,037	$—
States, municipalities and political subdivisions	3,087,556	—	3,087,556	—
Foreign governments	796,611	—	796,611	—
Corporate	348,761	—	348,761	—

Total fixed income securities, available for sale	4,373,965	—	4,373,965	—

Fixed income securities, held as trading securities:
Foreign governments	99,399	—	99,399	—
Mortgage-related	70,344	—	56,098	14,246
Corporate	362,975	—	362,975	—

Total fixed income securities, held as trading securities	532,718	—	518,472	14,246

Redeemable preferred stock, available for sale	108	—	108	—
Convertible preferred stock, held as trading securities	82,470	—	82,470	—
Common stocks, available for sale	2,071,037	2,035,131	35,906	—
Short-term investments, available for sale	125,100	125,100	—	—
Short-term investments, held as trading securities	238,403	238,403	—	—
Cash equivalents	776,136	776,136	—	—
Derivatives	19,981	—	19,981	—
Other investments	46,131	1,553	11,280	33,298

Total assets measured at fair value	$8,266,049	$3,176,323	$5,042,182	$47,544

Derivative liabilities	$39,295	$—	$39,295	$—

     The following tables provide a summary of changes in the fair value of Level 3 financial assets for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009	2010
	Fixed Income		Other Invested
	Securities		Assets
Beginning balance	$14,246	$67,423	$33,298
Total realized investment gains (losses) included in net income	1,675	(3,201)	(2,689)
Purchases	5,567	17,632	700
Settlements	(4,289)	(3,974)	—
Transfers from Level 3 to Level 2	—	(47,787)	—

Ending balance	$17,199	$30,093	$31,309

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following table presents realized investment gains and losses included in net income related to Level 3 assets for the three months ended March 31, 2010 and 2009 (in thousands):

	Net Realized Investment Gains (Losses) on:
	Fixed		Other
	Income		Invested
	Securities		Assets
	2010	2009	2010
Realized investment gains related to securities sold	$1,766	$270	$—
Realized investment losses related to securities held	(91)	(3,471)	(2,689)

Total net realized investment gains (losses) relating to Level 3 assets	$1,675	$(3,201)	$(2,689)

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
          On January 1, 2008, the Company elected the FVO for its investment in Advent Capital (Holdings) PLC (“Advent”). At the time, Advent was publicly traded on a foreign stock exchange and its traded price was determined to be a better indicator of its value than its carrying value under the equity method. During 2009, Fairfax and certain of its subsidiaries, including the Company, purchased additional shares of Advent, bringing Fairfax’s ownership in Advent to 100%, of which the Company holds 21.7%.
          To determine the fair value of Advent, the Company evaluates observable price-to-book multiples of peer companies and applies such to Advent’s most recently available book value per share. As of March 31, 2010, the Company’s investment in Advent is recorded at fair value of $30.6 million in other invested assets, with related changes in fair value recognized as a realized investment gain or loss in the period in which they occur. The change in Advent’s fair value resulted in the recognition of a realized investment loss of $2.3 million for both the three months ended March 31, 2010 and 2009. Advent’s value as of March 31, 2010, calculated in accordance with the equity method of accounting, would have been $38.5 million.
          As of March 31, 2010, the Company has not elected the FVO for any of its liabilities.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
4. Investments and Cash
     A summary of the Company’s investment portfolio as of March 31, 2010, excluding common stocks, at equity, other invested assets, fixed income securities held as trading securities, convertible preferred stock held as trading securities and short-term investments held as trading securities, is as follows (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value
Fixed income securities, available for sale:
United States government, government agencies and authorities	$139,849	$7,966	$4,918	$142,897
States, municipalities and political subdivisions	2,890,254	309,098	5,674	3,193,678
Foreign governments	709,946	52,017	1,054	760,909
Corporate	234,202	56,710	1,052	289,860

Total fixed income securities, available for sale	3,974,251	425,791	12,698	4,387,344
Redeemable preferred stock, at fair value	108	—	—	108
Common stocks, at fair value	1,539,412	540,920	3,974	2,076,358
Short-term investments, at fair value	74,582	—	—	74,582
Cash and cash equivalents	1,077,601	—	—	1,077,601
Cash and cash equivalents held as collateral	63,182	—	—	63,182

Total	$6,729,136	$966,711	$16,672	$7,679,175

          Common stocks accounted for under the equity method of accounting were carried at $160.3 million as of March 31, 2010, reflecting gross unrealized appreciation of $35.8 million and no gross unrealized depreciation. Other invested assets were carried at $203.6 million as of March 31, 2010, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $579.2 million as of March 31, 2010, with changes in fair value reflected as realized investment gains or losses in the consolidated statement of operations. Fixed income securities held as trading securities include corporate, foreign government and mortgage-related securities, with fair values of $385.6 million, $103.5 million and $90.1 million, respectively, as of March 31, 2010. Convertible preferred stock and short-term investments held as trading securities were carried at fair value of $69.3 million and $153.0 million, respectively, as of March 31, 2010, with changes in fair value reflected in realized investment gains or losses in the consolidated statement of operations.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
          A summary of the Company’s investment portfolio as of December 31, 2009, excluding common stocks, at equity, other invested assets, fixed income securities held as trading securities, convertible preferred stock held as trading securities, and short-term investments held as trading securities, is as follows (in thousands):

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

          Common stocks accounted for under the equity method of accounting were carried at $158.5 million as of December 31, 2009, reflecting gross unrealized appreciation of $34.1 million and no gross unrealized depreciation. Other invested assets were carried at $146.7 million as of December 31, 2009, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $532.7 million as of December 31, 2009, with changes in fair value reflected as realized investment gains or losses in the consolidated statement of operations. Fixed income securities held as trading securities include corporate, foreign government and mortgage-related securities, with fair values of $363.0 million, $99.4 million and $70.3 million, respectively, as of December 31, 2009. Convertible preferred stock and short-term investments held as trading securities were carried at fair value of $82.5 million and $238.4 million, respectively, as of December 31, 2009, with changes in fair value reflected in realized investment gains or losses in the consolidated statement of operations.
          The fair values of fixed income securities and common stocks are based on the quoted market prices of the investments as of the close of business on March 31, 2010 and December 31, 2009, respectively.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     (a) Net Investment Income and Realized Investment Gains (Losses)
          The following table sets forth the components of net investment income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest on fixed income securities	$69,870	$56,589
Dividends on common stocks, at fair value	10,785	16,886
Net income (loss) of common stocks, at equity	64	(802)
Interest on cash and short-term investments	2,417	4,890
Other invested assets	10,597	(4,837)

Gross investment income	93,733	72,726
Less: investment expenses	8,785	4,352
Less: interest on funds held under reinsurance contracts	844	913

Net investment income	$84,104	$67,461

          The following table sets forth the components of net realized investment gains and losses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	(Losses)
	Gains	Losses	(Losses)	Gains	Losses	Gains
Fixed income securities, available for sale	$19,416	$3,677	$15,739	$3,760	$4,057	$(297)
Fixed income securities, held as trading securities	40,240	1,479	38,761	6,020	26,795	(20,775)
Redeemable preferred stock	—	—	—	—	178	(178)
Convertible preferred stock, held as trading securities	—	13,178	(13,178)	—	—	—
Equity securities	82,301	1,867	80,434	3,351	78,423	(75,072)
Derivative securities	13,594	66,830	(53,236)	21,644	6,978	14,666
Other securities	29,040	43,603	(14,563)	20,651	38,358	(17,707)

Total	$184,591	$130,634	$53,957	$55,426	$154,789	$(99,363)

          Included in net realized investment gains for the three months ended March 31, 2010 and 2009 are $4.1 million and $81.4 million, respectively, of realized investment losses on the other-than-temporary impairment of investments, as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Fixed income securities	$2,911	$3,136
Equity securities	1,142	78,238

Total other-than-temporary impairments	$4,053	$81,374

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
          For those fixed income securities that were determined to be other-than-temporarily impaired, the Company determined that such impairments were either related to credit or were incurred on securities maturing before sufficient time would elapse for market value recovery, requiring the recognition of an impairment charge to income. Impairments related to other factors for securities not maturing in the near term (e.g., interest rates and market conditions) would have required charges to other comprehensive income.
     (b) Unrealized Appreciation (Depreciation)
          The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Fixed income securities	$10,267	$110,533
Redeemable preferred stock	—	179
Equity securities	147,421	(242,272)
Short-term investments	—	50

Increase (decrease) in unrealized net appreciation of investments	157,688	(131,510)
Deferred income tax (expense) benefit	(55,191)	46,031

Change in net unrealized appreciation (depreciation) of investments included in other comprehensive income	$102,497	$(85,479)

     (c) Common Stocks, at Equity
          Common stocks, at equity, totaled $160.3 million as of March 31, 2010 and $158.5 million as of December 31, 2009. The following table sets forth the components of common stocks, at equity, as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Fairfax Asia Limited	$85,991	$84,086
TRG Holding Corporation	74,327	74,347
Other	27	27

Total common stocks, at equity	$160,345	$158,460

     For common stocks, at equity, as of March 31, 2010, the relative ownership held by the Company was 13.0% for TRG Holding Corporation (which is 100% owned by Fairfax) and 26.2% (economic) for Fairfax Asia Limited (which is 100% owned by Fairfax).

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     (d) Derivative Investments and Short Sales
          The Company has utilized credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts, futures contracts and short sales to manage against adverse changes in the values of assets and liabilities. These products are typically not linked to specific assets or liabilities on the consolidated balance sheets or a forecasted transaction and, therefore, do not qualify for hedge accounting. The following tables set forth the Company’s derivative positions, which are included in other invested assets or other liabilities in the consolidated balance sheets, as of March 31, 2010 and December 31, 2009, respectively (in thousands):

	As of March 31, 2010
	Exposure/
	Notional		Fair Value	Fair Value
	Amount	Cost	Asset	Liability
Credit default swaps	$1,161,002	$19,779	$8,691	$—
Total return swaps	985,936	—	—	1,242
Forward currency contracts	512,003	—	—	34,791
Other	—	71,101	56,797	2,038

	As of December 31, 2009
	Exposure/
	Notional		Fair Value	Fair Value
	Amount	Cost	Asset	Liability
Credit default swaps	$1,295,187	$20,583	$9,986	$—
Total return swaps	818,416	—	3,132	—
Forward currency contracts	416,293	—	—	39,251
Other	—	9,335	6,864	43

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
          The following tables summarize the effect of the hedging instruments and related hedged items on the Company’s historical financial position, results of operations and cash flows as of and for the three months ended March 31, 2010 and 2009 (in thousands):

	As of and for the Three Months Ended March 31, 2010
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$69,401	$69,401	$—	$(13,178)	$(13,178)	$—
Common stocks, at fair value	2,076,358	2,076,358	145,657	80,435	226,092	80,837
Other	129,855	(1,504)	—	(1,504)	(1,504)	—

Total equity exposure	$2,275,614	$2,144,255	145,657	65,753	211,410	80,837

Hedging instruments:
Other invested assets:
Total return swaps	$856,081	$262	—	(40,534)	(40,534)	(37,664)

Total equity hedging instruments	$856,081	$262	—	(40,534)	(40,534)	(37,664)

Net equity impact			$145,657	$25,219	$170,876	$43,173

Credit risk exposures:
Fixed income securities	$4,966,508	$4,966,508	$10,267	$54,500	$64,767	$16,564
Derivatives — other invested assets	56,797	56,797	—	(11,692)	(11,692)	141
Cash, cash equivalents and short-term investments	1,368,390	1,368,390	—	(11,221)	(11,221)	(11,221)
Premiums receivable	436,931	436,931	—	(250)	(250)	(250)
Reinsurance recoverable	1,204,361	1,204,361	—	(250)	(250)	—

Total credit risk exposure	$8,032,987	$8,032,987	10,267	31,087	41,354	5,234

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$317,683	$2,845	—	(253)	(253)	(804)
Insurance	843,319	5,846	—	(1,042)	(1,042)	—

Total credit default swaps	$1,161,002	$8,691	—	(1,295)	(1,295)	(804)

Net equity impact			$10,267	$29,792	$40,059	$4,430

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of and for the Three Months Ended March 31, 2009
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Losses	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$108	$108	$179	$(178)	$1	$(1,096)
Common stocks, at fair value	1,485,873	1,485,873	(243,567)	(75,072)	(318,639)	3,166

Total equity exposure	$1,485,981	$1,485,981	(243,388)	(75,250)	(318,638)	2,070

Hedging instruments:
Other invested assets:
Total return swaps	$—	$—	—	—	—	—

Total equity hedging instruments	$—	$—	—	—	—	—

Net equity impact			$(243,388)	$(75,250)	$(318,638)	$2,070

Credit risk exposures:
Fixed income securities	$4,258,802	$4,258,802	$110,533	$(21,072)	$89,461	$3,092
Derivatives — other invested assets	40,246	40,246	—	12,043	12,043	(237)
Cash, cash equivalents and short-term investments	1,371,515	1,371,515	50	(10,848)	(10,798)	(10,848)
Premiums receivable	486,337	486,337	—	—	—	—
Reinsurance recoverable	981,838	981,838	—	(750)	(750)	—

Total credit risk exposure	$7,138,738	$7,138,738	110,583	(20,627)	89,956	(7,993)

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$486,673	$19,511	—	8,939	8,939	7,715
Insurance	843,767	29,027	—	(5,868)	(5,868)	20,665

Total credit default swaps	$1,330,440	$48,538	—	3,071	3,071	28,380

Net equity impact			$110,583	$(17,556)	$93,027	$20,387

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
          The Company holds credit default swaps, referenced to certain issuers in the banking and insurance sectors of the financial services industry worldwide, that serve as an economic hedge against declines in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of March 31, 2010, all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties. The Company obtains market-derived fair values for its credit default swaps from third-party

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
providers, principally broker-dealers. The Company assesses the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads and by comparing the fair values to recent transaction prices for similar credit default swaps, where available.
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
     The fair values of credit default swaps may be subject to significant volatility, given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of the collateral as of March 31, 2010 was $0.9 million. As the Company funds all of its obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for the Company to provide collateral.
     The Company’s holdings of credit default swap contracts declined significantly in 2009 relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, the Company revised the financial objectives of its hedging program by determining not to replace its credit default swap hedge position as sales or expiries occurred, primarily based on the Company’s judgment that its exposure to elevated levels of credit risk had moderated, but also due to (i) the significant increase in the cost of purchasing credit protection (reducing the attractiveness of the credit default swap contract as a hedging instrument), (ii) improvement in the Company’s capital and liquidity (having benefited significantly from, among other things, more than $568.0 million in gains from sales of credit default swaps realized since 2007), and (iii) the Company’s judgment that managing credit risk through means other than the use of derivatives was, given the market environment, once again appropriate for mitigating the Company’s credit exposure arising from financial assets.
     The fair value of the credit default swaps portfolio was $8.7 million as of March 31, 2010, compared to $10.0 million as of December 31, 2009. The credit default swaps portfolio has an average term to expiration of 1.4 years as of March 31, 2010, a decrease from 1.5 years as of December 31, 2009.
     The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. The collateral requirement related to the forward currency contracts was $6.6 million as of March 31, 2010. As a result in the appreciation in the fair value of some of the forward currency contracts, counterparties to these contracts are required to place government securities as collateral, pursuant to the forward currency agreements. The fair value of this collateral as of March 31, 2010 was $2.4 million. Forward currency contracts are recorded at fair value in other liabilities as of March 31, 2010 and December 31, 2009, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company has investments in warrants, which are contracts that grant the holder the right, but not the obligation, to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets as of March 31, 2010 and December 31, 2009, are recorded at fair value, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.
     The Company has entered into interest rate swaps to protect it from adverse movements in interest rates. Under its current interest rate swap contracts, the Company receives a floating interest rate and pays a fixed interest rate based on the notional amounts in the contracts. Interest rate swaps are recorded at fair value in other liabilities as of March 31, 2010 and December 31, 2009, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations in the period in which they occur.
     The Company has purchased equity index total return swaps as an “economic hedge” against a broad market downturn. During the fourth quarter of 2008, the Company had removed the then-existing economic hedge on its portfolio, closing all of its total return swap contracts for a gain. Since closing these positions, however, the Company has increased its holdings in equity securities through additional acquisitions. In addition, the equity markets have experienced significant appreciation in value since the end of 2008, further increasing the value of the Company’s holdings as well as the Company’s exposure to market volatility. As a result, in September 2009, the Company initiated U.S. equity index total return swap contracts, which had a notional value of $856.1 million as of March 31, 2010, to protect against potential future broad market downturns. The collateral requirement related to entering the total return swaps was $65.2 million as of March 31, 2010. These total return swap transactions terminate during the third quarter of 2010. The equity index total return swaps, in the aggregate, are recorded at fair value in other liabilities and other invested assets as of March 31, 2010 and December 31, 2009, respectively, with the related changes in the fair values recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur.
     During the first quarter of 2010, the Company purchased a common stock total return swap, with a total notional value of $129.9 million, as a replication of a long position in a publicly-listed common stock. The collateral requirement related to this swap, which terminates in the first quarter of 2011, was $13.0 million as of March 31, 2010. The common stock total return swap was in a loss position as of March 31, 2010, and is recorded in other liabilities. Changes in the fair value of common stock total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur.
     As an economic hedge against the potential adverse impact on the Company of changes in price levels in the economy, the Company has purchased inflation-linked derivative contracts referenced to inflation indices in the geographic regions in which the Company operates. As of March 31, 2010 and December 31, 2009, the Company had 34 and three inflation-linked derivative contracts, respectively, outstanding, with a carrying value in the consolidated balance sheet of $55.2 million and $4.1 million, respectively, and a cost of $65.7 million and $4.0 million, respectively. The initial premium paid for inflation-linked derivative contracts is recorded as a derivative asset and subsequently adjusted for changes in the unrealized fair value of the contracts at each balance sheet date. Changes in the unrealized fair value of the contracts are recorded as realized gains or losses on investments in the Company’s consolidated statements of operations with a corresponding adjustment to the carrying value of the derivative asset. In the event of a sale, expiration or early settlement of one of the Company’s inflation-linked derivative contracts, the Company would receive the fair value of that contract on the date of the transaction. The Company’s maximum potential cash loss is limited to the premiums paid to enter into the derivative contracts. Pursuant to the agreements governing the inflation-linked derivatives, counterparties to these transactions are contractually required to periodically deposit eligible collateral for the benefit of the Company in support of the then-current fair value of the derivative contracts. As of March 31, 2010, the fair value of this collateral was $39.1 million.
     During 2008, the Company entered into Eurodollar futures contracts to manage its interest rate risk with

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
respect to certain investments. During the first quarter of 2009, the Company closed the futures contracts. A futures contract is a variation of a forward currency contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. The Company had entered into the long position, which agrees to buy the underlying currency at the future date at the price agreed upon.
     Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly rated counterparties. The credit risk exposure is reflected in the fair value of the derivative instruments.
     The net realized investment gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments and have been reported in net realized investment gains in the consolidated statements of operations. The change in fair value presented below consists of two components: (i) the reversal of the gain or loss recognized in previous years on securities sold and (ii) the change in fair value resulting from mark-to-market adjustments on contracts still outstanding. The following table sets forth the total net realized investment gains and losses on derivatives for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Credit default swaps:
Net realized investment (losses) gains on disposal	$(804)	$28,380
Change in fair value	(491)	(25,309)

Net realized investment (losses) gains	(1,295)	3,071

Total return swaps:
Net realized investment losses on disposal	(37,664)	—
Change in fair value	(4,374)	—

Net realized investment losses	(42,038)	—

Forward currency contracts:
Net realized investment gains on disposal	107	—
Change in fair value	4,460	11,997

Net realized investment gains	4,567	11,997

Other:
Net realized investment losses on disposal	(642)	(687)
Change in fair value	(13,828)	285

Net realized investment losses	(14,470)	(402)

Total derivatives:
Net realized investment (losses) gains on disposal	(39,003)	27,693
Change in fair value	(14,233)	(13,027)

Net realized investment (losses) gains	$(53,236)	$14,666

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     (e) Assets on Deposit
     The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. As of March 31, 2010, restricted assets supporting these deposits and trust fund requirements totaled $1,099.7 million, as depicted in the following table (in thousands):

	As of March 31, 2010
	Restricted Assets Relating to:
	U.S.	Foreign
	Regulatory	Regulatory
	Requirements	Requirements	Total
Fixed income securities	$387,340	$574,559	$961,899
Cash, cash equivalents and short-term investments	6,768	130,997	137,765

Total	$394,108	$705,556	$1,099,664

5. Accumulated Other Comprehensive Income (Loss)
     The following table shows the components of the change in accumulated other comprehensive income (loss), net of deferred income taxes, for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Beginning balance of accumulated other comprehensive income	$546,580	$82,421

Beginning balance of unrealized net appreciation on securities	538,335	75,166

Ending balance of unrealized net appreciation (depreciation) on securities	640,832	(10,313)

Current period change in unrealized net appreciation (depreciation) on securities	102,497	(85,479)

Beginning balance of foreign currency translation adjustments	13,484	10,716

Ending balance of foreign currency translation adjustments	23,856	9,385

Current period change in foreign currency translation adjustments	10,372	(1,331)

Beginning balance of benefit plan liabilities	(5,239)	(3,461)

Ending balance of benefit plan liabilities	(5,239)	(3,461)

Current period change in benefit plan liabilities	—	—

Current period change in accumulated other comprehensive income (loss)	112,869	(86,810)

Ending balance of accumulated other comprehensive income (loss)	$659,449	$(4,389)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are shown in the following table (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$37,789	$(5,791)

Other comprehensive income (loss), before tax:
Unrealized net appreciation (depreciation) on securities arising during the period	255,602	(199,020)

Reclassification adjustment for realized investment (gains) losses
included in net income (loss)	(97,914)	67,510
Foreign currency translation adjustments	15,957	(2,047)

Other comprehensive income (loss), before tax	173,645	(133,557)

Tax (provision) benefit:
Unrealized net (appreciation) depreciation on securities arising during the period	(89,461)	69,659
Reclassification adjustment for realized investment gains (losses) included in net income (loss)	34,270	(23,628)
Foreign currency translation adjustments	(5,585)	716

Total tax (provision) benefit	(60,776)	46,747

Other comprehensive income (loss), net of tax	112,869	(86,810)

Comprehensive income (loss)	$150,658	$(92,601)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
6. Unpaid Losses and Loss Adjustment Expenses
     The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Gross unpaid losses and loss adjustment expenses, beginning of period	$5,507,766	$5,250,484
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	841,486	690,171

Net unpaid losses and loss adjustment expenses, beginning of period	4,666,280	4,560,313

Add: Net losses and loss adjustment expenses incurred related to:
Current period	380,774	329,405
Prior periods	(4,876)	(11,814)

Total net losses and loss adjustment expenses incurred	375,898	317,591

Less: Net paid losses and loss adjustment expenses related to:
Current period	20,963	26,624
Prior periods	259,739	268,042

Total net paid losses and loss adjustment expenses	280,702	294,666

Effects of exchange rate changes	(23,978)	(6,143)

Net unpaid losses and loss adjustment expenses, end of period	4,737,498	4,577,095
Add: Ceded unpaid losses and loss adjustment expenses, end of period	899,470	689,208

Gross unpaid losses and loss adjustment expenses, end of period	$5,636,968	$5,266,303

     Estimates of reserves for unpaid losses and loss adjustment expenses, with respect to loss events that have occurred on or before the balance sheet date, are contingent on many assumptions that may or may not occur in the future. These assumptions include loss estimates attributable to a variety of loss events, including earthquakes, hurricanes, windstorms and floods. The eventual outcome of these loss events may be different from the assumptions underlying the Company’s reserve estimates. When the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of March 31, 2010. The estimate is reviewed on a quarterly basis and the ultimate liability may be more or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.
     Net losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $380.8 million and $329.4 million for the three months ended March 31, 2010 and 2009, respectively. The increase in losses and loss adjustment expenses incurred for the three months ended March 31, 2010 was principally attributable to an increase in property catastrophe losses. For the three months ended March 31, 2010 and 2009, current year property catastrophe losses were $121.1 million and $47.7 million, respectively. For the three months ended March 31, 2010, current year property catastrophe losses included $85.2 million related to the Chile earthquake and $17.6 million related to Windstorm Xynthia in Europe. For the three months ended March 31, 2009, current year property catastrophe losses included $43.9 million related to Windstorm Klaus in Europe.
     The loss estimates for property catastrophe losses such as the Chile earthquake and Windstorm Xynthia represent the Company’s best estimate based on the most recent information available. The Company used various approaches in estimating its losses, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
losses may exceed the Company’s estimated losses, potentially resulting in adverse effects to the Company’s financial results.
     Net losses and loss adjustment expenses incurred related to prior years decreased $4.9 million and $11.8 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The decrease in prior period losses and loss adjustment expenses for the three months ended March 31, 2010 was attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions, partially offset by increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division. The decrease in prior period losses and loss adjustment expenses for the three months ended March 31, 2009 was attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in all divisions.
     The effects of exchange rate changes on net unpaid losses and loss adjustment expenses resulted in decreases of $24.0 million and $6.1 million for the three months ended March 31, 2010 and 2009, respectively. The effects of exchange rate changes were attributable to changes in foreign currency exchange rates for unpaid losses and loss adjustment expenses in the London Market division.
     Ceded unpaid losses and loss adjustment expenses were $899.5 million and $689.2 million as of March 31, 2010 and 2009, respectively. The increase in ceded unpaid losses and loss adjustment expenses was principally attributable to a $104.1 million increase in unpaid reinsurance recoverables related to non-catastrophe exposure in the London Market division and an $80.7 million increase in unpaid reinsurance recoverables related to property catastrophe events.
     The Company uses tabular reserving for workers’ compensation indemnity loss reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Workers’ compensation indemnity loss reserves have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $117.2 million and $115.8 million as of March 31, 2010 and December 31, 2009, respectively. The amount of case reserve discount was $54.2 million and $54.3 million as of March 31, 2010 and December 31, 2009, respectively. The amount of incurred but not reported reserve discount was $22.1 million and $21.9 million as of March 31, 2010 and December 31, 2009, respectively.
7. Asbestos and Environmental Losses and Loss Adjustment Expenses
     The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of March 31, 2010 were $252.8 million, representing 5.3% of total net unpaid losses and loss adjustment expenses, compared to $265.5 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2009. Exposure arises from reinsurance contracts written by Clearwater prior to 1986 under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
     The Company’s reserves for asbestos and environmental-related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the three months ended March 31, 2010 and 2009, is set forth in the table below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$386,735	$360,733
Add: Gross losses and loss adjustment expenses incurred	—	—
Less: Gross calendar period paid losses and loss adjustment expenses	18,335	11,582

Gross unpaid losses and loss adjustment expenses, end of period	$368,400	$349,151

Net unpaid losses and loss adjustment expenses, beginning of period	$241,572	$230,486
Add: Net losses and loss adjustment expenses incurred	—	—
Less: Net calendar period paid losses and loss adjustment expenses	12,365	5,589

Net unpaid losses and loss adjustment expenses, end of period	$229,207	$224,897

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$27,142	$34,242
Add: Gross losses and loss adjustment expenses incurred	—	—
Less: Gross calendar period paid losses and loss adjustment expenses	249	4,479

Gross unpaid losses and loss adjustment expenses, end of period	$26,893	$29,763

Net unpaid losses and loss adjustment expenses, beginning of period	$23,885	$29,819
Add: Net losses and loss adjustment expenses incurred	—	—
Less: Net calendar period paid losses and loss adjustment expenses	249	3,115

Net unpaid losses and loss adjustment expenses, end of period	$23,636	$26,704

     The Company did not incur net losses and loss adjustment expenses related to asbestos or environmental claims for either of the three month periods ended March 31, 2010 or 2009.
     The Company’s survival ratio for asbestos and environmental-related liabilities as of March 31, 2010 is seven years. The Company’s underlying survival ratio for asbestos-related liabilities is seven years and for environmental-related liabilities is three years. The asbestos and environmental-related liability survival ratio represents the asbestos and environmental reserves, net of reinsurance, as of March 31, 2010, divided by the average paid asbestos and environmental claims for the last three years of $39.0 million, which is net of reinsurance. Our survival ratios may fluctuate over time due to the variability of large payments and adjustments to liabilities.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
8. Debt Obligations and Preferred Shares
Debt Obligations
     The components of the Company’s debt obligations as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009
7.65% Senior Notes due 2013	$224,844	$224,833
6.875% Senior Notes due 2015	124,589	124,569
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,433	$489,402

     On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C, due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the three months ended March 31, 2010 and 2009, the average annual interest rate on the Series C Notes was 2.75% and 4.37%, respectively.
     On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the three months ended March 31, 2010 and 2009, the average annual interest rate on each series of notes was 2.45% and 4.07%, respectively.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     As of March 31, 2010, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

Year	Amount
2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

     As of both March 31, 2010 and December 31, 2009, the amortized cost of the Company’s debt obligations was $489.4 million as reflected in the respective consolidated balance sheets. As of March 31, 2010 and December 31, 2009, the estimated fair value of the Company’s debt obligations was $509.7 million and $503.6 million, respectively. The estimated fair value is based on quoted market prices of the Company’s debt, where available, and for debt similar to the Company’s, and discounted cash flow calculations.
     On July 13, 2007, the Company entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The original Credit Agreement provided for a five-year credit facility of $200.0 million, $100.0 million of which was available for direct, unsecured borrowings by the Company, and all of which was available for the issuance of collateralized letters of credit to support the Company’s insurance and reinsurance business. As of June 17, 2009, the Credit Agreement was amended to explicitly permit the Company to pledge collateral to secure its obligations under swap agreements, subject to certain financial limitations, in the event that such collateral is required by the counterparty or counterparties. As of February 24, 2010, the Credit Agreement was amended (i) to reduce the size of the facility to $100.0 million, removing the unsecured $100.0 million tranche, (ii) to remove the previous limitation on dividends and other “restricted payments” that the Company may pay to its shareholders and (iii) amend certain of the covenants and default provisions, the minimum ratings requirement, and the pricing of the credit facility.
     The amended Credit Agreement contains an option that permits the Company to request an increase in the aggregate amount of the facility by an amount up to $50.0 million, to a maximum facility size of $150.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. As of March 31, 2010, there was $33.7 million outstanding under the Credit Agreement, all of which was in support of secured letters of credit.
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
     The financial results of these divisions for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

			London	U.S.
Three Months Ended March 31, 2010	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$197,683	$164,839	$82,952	$116,182	$561,656
Net premiums written	183,396	155,487	67,855	66,449	473,187
Net premiums earned	$176,656	$137,812	$67,584	$75,043	$457,095

Losses and loss adjustment expenses	186,282	96,062	44,831	48,723	375,898
Acquisition costs and other underwriting expenses	62,294	33,710	18,494	25,549	140,047

Total underwriting deductions	248,576	129,772	63,325	74,272	515,945

Underwriting (loss) income	$(71,920)	$8,040	$4,259	$771	(58,850)

Net investment income					84,104
Net realized investment gains					53,957
Other expense, net					(31,939)
Interest expense					(7,485)

Income before income taxes					$39,787

Underwriting ratios:
Losses and loss adjustment expenses	105.4%	69.7%	66.3%	64.9%	82.3%
Acquisition costs and other underwriting expenses	35.3	24.5	27.4	34.1	30.6

Combined ratio	140.7%	94.2%	93.7%	99.0%	112.9%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended March 31, 2009	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$195,297	$160,317	$72,942	$126,364	$554,920
Net premiums written	190,697	153,586	52,487	82,209	478,979
Net premiums earned	$195,203	$138,215	$54,424	$82,176	$470,018

Losses and loss adjustment expenses	117,375	110,675	34,661	54,880	317,591
Acquisition costs and other underwriting expenses	60,524	34,680	15,400	25,505	136,109

Total underwriting deductions	177,899	145,355	50,061	80,385	453,700

Underwriting income (loss)	$17,304	$(7,140)	$4,363	$1,791	16,318

Net investment income					67,461
Net realized investment losses					(99,363)
Other expense, net					(4,202)
Interest expense					(8,085)

Loss before income taxes					$(27,871)

Underwriting ratios:
Losses and loss adjustment expenses	60.1%	80.1%	63.7%	66.8%	67.6%
Acquisition costs and other underwriting expenses	31.0	25.1	28.3	31.0	28.9

Combined ratio	91.1%	105.2%	92.0%	97.8%	96.5%

10. Commitments and Contingencies
     On February 8, 2007, the Company was added as a co-defendant in an amended and consolidated complaint in an existing action against the Company’s then-majority (now 100%) shareholder, Fairfax, and certain of Fairfax’s officers and directors, who included certain of the Company’s current and former directors. The amended and consolidated complaint was filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who sought to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint sought, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. Motions to dismiss were argued before the Court in December 2007. On March 29, 2010, the Court granted defendants’ motion to dismiss on the grounds that the Court lacked subject matter jurisdiction over the case. The Court also denied plaintiffs’ request to move for leave to file a second amended complaint.
     In July 2006, Fairfax, the Company’s then-majority (now 100%) shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares, and the complaint was subsequently amended to add additional allegations and two defendants. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third-party complaint against, among others, OdysseyRe and certain of its directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim against Fairfax, as well as third-party claims against certain Fairfax executives, OdysseyRe and certain directors, Fairfax’s outside legal counsel and PricewaterhouseCoopers. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. In September 2008, the Court granted a motion for summary judgment brought by two defendants, and dismissed Fairfax’s claims against those defendants without prejudice. OdysseyRe denies the allegations and intends to vigorously defend against these

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. Discovery in this action is ongoing. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.
     The Company participates in Lloyd’s through its 100% ownership of Newline Syndicate (1218), for which the Company provides 100% of the capacity. The results of Newline Syndicate (1218) are consolidated in the financial statements of the Company. In support of Newline Syndicate (1218)’s capacity at Lloyd’s, NCNL and Odyssey America have pledged securities and cash with a fair value of $136.5 million and $123.8 million, respectively, as of March 31, 2010 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Newline Syndicate (1218) provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Newline Syndicate (1218) should it not meet its obligations. NCNL and Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Newline Syndicate (1218) and support its requirements at Lloyd’s. The Company believes that Newline Syndicate (1218) maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
     As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The guarantee, which was entered into while Odyssey America and CTR were each 100% owned by Fairfax, was provided by Odyssey America to facilitate the transfer of renewal rights to CTR’s business, together with certain CTR employees, to Odyssey America in 2000 in order to further expand the Company’s international reinsurance business. The guarantee was terminated effective December 31, 2001. There were no amounts received from CTR under the guarantee, and the Company did not provide any direct consideration for the renewal rights to the business of CTR. CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax that have the responsibility for the run-off of its liabilities. Although CTR’s liabilities were assumed by Fairfax subsidiaries, the guarantee only pertains to those liabilities attaching to the policies written by CTR. Fairfax has agreed to indemnify Odyssey America for all its obligations incurred under its guarantee. The Company’s potential exposure in connection with this agreement stems from CTR’s remaining gross reserves, which are estimated to be $107.6 million as of March 31, 2010. The Company believes that the financial resources of the Fairfax subsidiaries that have assumed CTR’s liabilities provide adequate protection to satisfy the obligations that are subject to this guarantee. The Company does not expect to make payments under this guarantee and does not consider its potential exposure under this guarantee to be material to its consolidated financial position.
     Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one quarter of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For each of the three month periods ended March 31, 2010 and 2009, Falcon paid $0.1 million to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
connection with this agreement is estimated to be $55.7 million, based on Falcon’s loss reserves at March 31, 2010. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $61.6 million as of March 31, 2010. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.
     The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of the shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner claimed that the guarantee should be available and pursued legal actions against the Company. The Company found this claim without merit and vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the one-year period commencing November 1, 2008. As of March 31, 2010, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both March 31, 2010 and 2009 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date. The Company continues to vigorously pursue collection of the award.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations for the three months ended March 31, 2010 and 2009 is comprised of the following components (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Defined Benefit Pension Plan:
Service cost	$1,475	$1,280
Interest cost	981	858
Return on Plan assets	(861)	(547)
Net amortization and deferral	16	14

Net periodic benefit cost	$1,611	$1,605

Excess Benefit Plans:
Service cost	$180	$183
Interest cost	229	238
Recognized net actuarial loss	27	31
Recognized prior service cost	(9)	(9)

Net periodic benefit cost	$427	$443

Postretirement Benefit Plan:
Service cost	$736	$391
Interest cost	349	256
Net amortization and deferral	63	(43)

Net periodic benefit cost	$1,148	$604

     The Company contributed $1.1 million to the Defined Benefit Pension Plan for the three months ended March 31, 2010. No contributions were made to the above plans for the three months ended March 31, 2009.
     Effective January 1, 2010, the Company established the Odyssey Re Holdings Corp. Non-Qualified 2010 Employee Share Purchase Plan (the “Plan”). Under the terms of the Plan, eligible employees are provided the opportunity to purchase subordinate voting shares of Fairfax in an amount up to 10% of their annual base salary. The Company purchases, on behalf of each employee, Fairfax shares equal in value to 30% of the employee’s contributions. In addition, if the total shareholders’ equity of the Company attributable to the common equity increases at least 15% in any calendar year, additional Fairfax shares will be purchased by the Company for each employee’s benefit, in an amount equal in value to 20% of each employee’s contribution during that year. Employees eligible for the previously established Odyssey Re Holdings Corp. Non-Qualified Employee Share Purchase Plan prior to its suspension on October 2, 2009 are eligible to make a one-time retroactive contribution to the Plan in an amount up to 10% of their gross pay for the suspended period.
12. Federal and Foreign Income Taxes
     The Company’s federal and foreign income tax provisions for the three months ended March 31, 2010 and 2009 were a $2.0 million tax expense and a $22.1 million tax benefit, respectively, resulting in effective tax rates of 5.0% and 79.2%, respectively. The effective tax rate of 5.0% for the three months ended March 31, 2010 is not necessarily indicative of the effective tax rate for the 2010 interim or annual periods.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision and effective tax rate for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010		2009
		% of		% of
		Pre-tax		Pre-tax
	Amount	Income	Amount	Income
Income (loss) before income taxes	$39,787		$(27,871)

Income tax provision (benefit) computed at the U.S. statutory tax rate on income	$13,926	35.0%	$(9,755)	35.0%
Decrease in income taxes resulting from:
Dividend received deduction	(2,176)	(5.5)	(2,883)	10.3
Tax-exempt income	(9,661)	(24.3)	(9,389)	33.7
Other, net	(91)	(0.2)	(53)	0.2

Total federal and foreign income tax provision (benefit)	$1,998	5.0%	$(22,080)	79.2%

13. Subsequent Event
     Effective May 1, 2010, the Company and Fairfax, Inc. (a wholly-owned subsidiary of Fairfax, and the direct and indirect holder of 100% of the common shares of the Company) entered into a $300.0 million two-way revolving credit facility, under which either party may borrow up to $300.0 million from the other party. Loans under the facility are unsecured and bear interest at a rate of 7.5% per annum, payable quarterly, and the principal amount is payable on demand. Either party may terminate the facility at any time upon demand, at which time all outstanding principal and unpaid interest shall become due. On May 3, 2010, the Company loaned $200.0 million to Fairfax, Inc. under the facility.

PART I — Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Odyssey Re Holdings Corp. (together with its subsidiaries, “OdysseyRe”) is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited, Newline Underwriting Management Ltd., which manages Newline Syndicate (1218), a member of Lloyd’s of London, and Newline Insurance Company Limited (“NICL”) (collectively “Newline”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”); Napa River Insurance Services, Inc.; and Hudson Crop Insurance Services, Inc. As of March 31, 2010, 100% of the common stock of OdysseyRe is owned by Fairfax Financial Holdings Limited (“Fairfax”) and its subsidiaries (see Note 1 to the consolidated financial statements in this Form 10-Q).
     OdysseyRe is a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through Newline.
     Our gross premiums written for the three months ended March 31, 2010 were $561.7 million, an increase of $6.8 million, or 1.2%, compared to gross premiums written of $554.9 million for the three months ended March 31, 2009. Our United States business accounted for 46.7% of our gross premiums written for the three months ended March 31, 2010, compared to 49.8% for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, our net premiums written were $473.2 million and $479.0 million, respectively. For the three months ended March 31, 2010 and 2009, we had net income available to common shareholders of $36.5 million and $0.9 million, respectively. As of March 31, 2010, we had total assets of $11.0 billion and total shareholders’ equity of $3.7 billion.
     The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio, computed when using amounts reported in financial statements prepared under United States generally accepted accounting principles (“GAAP”), is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 112.9% for the three months ended March 31, 2010, compared to 96.5% for the three months ended March 31, 2009.
     We operate our business through four divisions: the Americas, EuroAsia, London Market and U.S. Insurance.
     The Americas division is our largest division and writes casualty, surety and property treaty reinsurance, and casualty facultative reinsurance in the United States and Canada, and primarily property treaty and facultative reinsurance in Latin America.
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

     The following table displays, by division, the estimates included in our consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 and December 31, 2009 and 2008 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of		As of	As of
	March 31,	December 31,		March 31,	December 31,
Division	2010	2009	Change	2009	2008	Change
	Gross Premiums Written

Americas	$127.0	$111.5	$15.5	$144.2	$162.4	$(18.2)
EuroAsia	164.2	135.9	28.3	154.3	125.7	28.6
London Market	27.1	21.9	5.2	22.9	22.8	0.1

Total	$318.3	$269.3	$49.0	$321.4	$310.9	$10.5

	Acquisition Costs

Americas	$27.5	$26.0	$1.5	$31.6	$42.5	$(10.9)
EuroAsia	41.6	35.2	6.4	43.4	36.9	6.5
London Market	2.2	1.9	0.3	1.6	1.7	(0.1)

Total	$71.3	$63.1	$8.2	$76.6	$81.1	$(4.5)

	Premiums Receivable

Americas	$99.5	$85.5	$14.0	$112.6	$119.9	$(7.3)
EuroAsia	122.4	100.7	21.7	110.9	88.8	22.1
London Market	25.0	20.0	5.0	21.3	21.1	0.2

Total	$246.9	$206.2	$40.7	$244.8	$229.8	$15.0

	Unearned Premium Reserves

Americas	$78.6	$83.6	$(5.0)	$101.4	$115.5	$(14.1)
EuroAsia	103.3	93.1	10.2	108.8	102.2	6.6
London Market	7.4	3.3	4.1	8.3	6.9	1.4

Total	$189.3	$180.0	$9.3	$218.5	$224.6	$(6.1)

     Estimates of gross premiums written, acquisition costs, premiums receivable and unearned premium reserves are established on a contract level for significant accounts due but not reported by the ceding company at the end of each accounting period. The estimated ultimate premium for the contract, actual accounts reported by the ceding company, and our own experience on the contract are considered in establishing the estimate at the end of each accounting period. Subsequent adjustments based on actual results are recorded in the period in which they become known. The estimated premiums receivable balances are considered fully collectible. The estimates primarily represent the unreported amounts for the most current two underwriting years of account. The estimates are considered “critical accounting estimates” because changes in these estimates can materially affect net income.
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
     Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments that can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.6% of our gross premiums written during the three months ended March 31, 2010. As a result, we believe the risks of material changes to these estimates over time are mitigated.
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
     We rely on initial and subsequent claim reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of unpaid losses and LAE. The type of information that we receive from ceding companies generally varies by the type of contract. Proportional, or quota share, reinsurance contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss, facultative and insurance contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant or claims adjuster and the cedant’s or claims adjuster’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants and insureds, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $11.6 million and $14.5 million as of March 31, 2010 and December 31, 2009, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.
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
     We complete comprehensive loss reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at March 31, 2010.
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
     The ultimate settlement value of losses and LAE related to business written in prior periods for the three month periods ended March 31, 2010 and 2009 were 0.1% and 0.3% below our estimates of reserves for losses and LAE as previously established at December 31, 2009 and 2008, respectively. Any future impact to income from changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate losses and LAE are based upon the information we have available at any given point in time and upon our assumptions derived from that information. Every one percentage point difference in the ultimate settlement value of losses and LAE compared to our estimate of reserves for losses and LAE as of March 31, 2010 will impact pre-tax income by $47.4 million.
     If a change were to occur in the frequency and severity of claims underlying our March 31, 2010 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income
1.0% unfavorable change	$47.4
2.5% unfavorable change	118.4
5.0% unfavorable change	236.9
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

     The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended
	March 31,
Division	2010	2009
Americas	$2.9	$(1.3)
EuroAsia	0.1	(4.8)
London Market	(4.3)	(2.1)
U.S. Insurance	(3.6)	(3.6)

Total loss and LAE development	$(4.9)	$(11.8)

     The Americas division reported a net increase in prior period loss estimates of $2.9 million for the three months ended March 31, 2010, and a net decrease in prior period loss estimates of $1.3 million for the three months ended March 31, 2009. The increase in prior period loss estimates for the three months ended March 31, 2010 was principally attributable to loss emergence greater than expectations in the period on property business. The decrease in prior period loss estimates for the three months ended March 31, 2009 was principally attributable to loss emergence lower than expectations in the period on miscellaneous property lines of business.
     The EuroAsia division reported a net increase in prior period loss estimates of $0.1 million for the three months ended March 31, 2010, and a net decrease in prior period loss estimates of $4.8 million for the three months ended March 31, 2009. The decrease in prior period loss estimates for the three months ended March 31, 2009 was driven by loss emergence lower than expectations in the period on miscellaneous property lines of business.
     The London Market division reported net decreases in prior period loss estimates of $4.3 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in prior period loss estimates for the three months ended March 31, 2010 was principally attributable to loss emergence lower than expectations in the period on liability and miscellaneous property lines of business, partially offset by increased loss estimates due to loss emergence greater than expectations in the period on medical malpractice business. The decrease in prior period loss estimates for the three months ended March 31, 2009 resulted from loss emergence lower than expectations in the period on liability business.
     The U.S. Insurance division reported net decreases in prior period loss estimates of $3.6 million for both the three months ended March 31, 2010 and 2009. The decrease in prior period loss estimates for the three months ended March 31, 2010 was principally due to loss emergence lower than expectations in the period on miscellaneous liability business. The decrease in prior period loss estimates for the three months ended March 31, 2009 was principally attributable to loss emergence lower than expectations in the period on miscellaneous liability business.
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
     The following table summarizes, by type of reserve and division, the unpaid losses and LAE reserves as of March 31, 2010 and December 31, 2009. Case reserves represent unpaid claim reports provided by cedants and claims adjusters plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of March 31, 2010			As of December 31, 2009
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
	(In millions)
Americas
Gross	$1,325.3	$1,487.4	$2,812.7	$1,369.2	$1,356.6	$2,725.8
Ceded	(171.7)	(169.9)	(341.6)	(178.4)	(120.2)	(298.6)

Net	1,153.6	1,317.5	2,471.1	1,190.8	1,236.4	2,427.2

EuroAsia
Gross	582.2	381.9	964.1	589.8	320.7	910.5
Ceded	(32.0)	(20.6)	(52.6)	(33.0)	(2.6)	(35.6)

Net	550.2	361.3	911.5	556.8	318.1	874.9

London Market
Gross	416.4	675.4	1,091.8	387.6	707.2	1,094.8
Ceded	(79.2)	(174.9)	(254.1)	(67.1)	(183.2)	(250.3)

Net	337.2	500.5	837.7	320.5	524.0	844.5

U.S. Insurance
Gross	237.7	530.7	768.4	255.2	521.5	776.7
Ceded	(70.6)	(180.6)	(251.2)	(81.9)	(175.1)	(257.0)

Net	167.1	350.1	517.2	173.3	346.4	519.7

Total
Gross	2,561.6	3,075.4	5,637.0	2,601.8	2,906.0	5,507.8
Ceded	(353.5)	(546.0)	(899.5)	(360.4)	(481.1)	(841.5)

Net	$2,208.1	$2,529.4	$4,737.5	$2,241.4	$2,424.9	$4,666.3

     The provision for IBNR in unpaid losses and LAE as of March 31, 2010 was $2,529.4 million. For illustration purposes, a change in the expected loss ratio that increases the three months ended March 31, 2010 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $11.4 million. A change in loss emergence trends that increases unpaid losses and LAE at March 31, 2010 by 2.5% would increase IBNR by $118.4 million.
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
     We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of March 31, 2010, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $229.2 million and $23.6 million, respectively. See Note 7 to the consolidated financial statements of this Form 10-Q for additional historical information on losses and LAE reserves for these exposures.
     We did not incur net losses and LAE related to asbestos or environmental claims for either of the three month periods ended March 31, 2010 or 2009.
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

     Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Three Months Ended
	March 31,
	2010	2009
Premiums Written
Direct	$165.4	$166.8
Add: assumed	396.3	388.1
Less: ceded	88.5	75.9

Net	$473.2	$479.0

Premiums Earned
Direct	$181.9	$169.5
Add: assumed	357.5	365.8
Less: ceded	82.3	65.3

Net	$457.1	$470.0

     The total amount of reinsurance recoverables on paid and unpaid losses as of March 31, 2010 and December 31, 2009 was $941.7 million and $912.0 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectability of individual balances. The reserve for uncollectible recoverables as of March 31, 2010 and December 31, 2009, was $42.1 million and $41.9 million, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $5.8 million and $5.5 million as of March 31, 2010 and December 31, 2009, respectively, which has been netted against premiums receivable.
Results of Operations
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Underwriting Results
     Gross Premiums Written. Gross premiums written for the three months ended March 31, 2010 increased by $6.8 million, or 1.2%, to $561.7 million, compared to $554.9 million for the three months ended March 31, 2009, as reflected in the following table (in millions):

	Three Months Ended
	March 31,		Change
Division	2010	2009	$	%
Americas	$197.7	$195.3	$2.4	1.2%
EuroAsia	164.8	160.3	4.5	2.8
London Market	83.0	72.9	10.1	13.9
U.S. Insurance	116.2	126.4	(10.2)	(8.1)

Total gross premiums written	$561.7	$554.9	$6.8	1.2%

     Total reinsurance gross premiums written for the three months ended March 31, 2010 were $396.3 million, compared to $388.1 million for the three months ended March 31, 2009, an increase of 2.1%. Total insurance gross premiums written for the three months ended March 31, 2010, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $165.4 million, compared to $166.8 million for the three months ended March 31, 2009, a decrease of 0.8%. For the three months ended March 31, 2010, total reinsurance gross premiums written represented 70.6% (69.9% in the three months ended March 31, 2009) of our business, while insurance represented the remaining 29.4% (30.1% in the three months ended March 31, 2009) of our business.
     Americas. Gross premiums written in the Americas division for the three months ended March 31, 2010 were $197.7 million, an increase of $2.4 million, or 1.2%, compared to $195.3 million for the three months ended March 31, 2009. These amounts represented 35.2% of our gross premiums written for both of the three month periods ended March 31, 2010 and 2009. Gross premiums written across each geographic region of the Americas division were as follows (in millions):

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
United States	$146.4	$149.8	$(3.4)	(2.3)%
Latin America	36.5	36.5	—	—
Canada	14.8	9.0	5.8	64.4

Total gross premiums written	$197.7	$195.3	$2.4	1.2%

•	United States — The decrease in gross premiums written was primarily due to a decrease in casualty treaty business of $15.8 million, to $64.0 million, for the three months ended March 31, 2010, compared to $79.8 million for the three months ended March 31, 2009, and a decrease in casualty facultative business of $4.5 million, to $14.5 million, for the three months ended March 31, 2010, compared to $19.0 million for the three months ended March 31, 2009. These decreases were partially offset by an increase in property treaty business of $16.8 million, to $55.3 million, for the three months ended March 31, 2010, compared to $38.5 million for the three months ended March 31, 2009.

•	Canada — The increase in gross premiums written was primarily due to increased volume from share increases on existing business, and new business written, in 2010.
     EuroAsia. Gross premiums written in the EuroAsia division for the three months ended March 31, 2010 were $164.8 million, an increase of $4.5 million, or 2.8%, compared to $160.3 million for the three months ended March 31, 2009. These amounts represented 29.3% of our gross premiums written for the three months ended March 31, 2010 and 28.9% in the corresponding period of 2009. The increase in gross premiums written was principally comprised of $13.4 million attributable to the movement in foreign exchange rates. Excluding the effects of foreign exchange rate movement, gross premiums would have decreased by $8.9 million.
     London Market. Gross premiums written in the London Market division for the three months ended March 31, 2010 were $83.0 million, an increase of $10.1 million, or 13.9%, compared to $72.9 million for the three months ended March 31, 2009. These amounts represented 14.8% of our gross premiums written for the three months ended March 31, 2010 and 13.1% for the three months ended March 31, 2009. Gross premiums written across each unit of the London Market division were as follows (in millions):

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
London branch	$33.8	$32.5	$1.3	4.0%
Newline	49.2	40.4	8.8	21.8

Total gross premiums written	$83.0	$72.9	$10.1	13.9%

     The increase in gross premiums written by the London branch was primarily attributable to marine and aviation business, which increased by $1.8 million, or 22.2%. This increase was offset by a decrease in casualty business of $0.5 million, or 16.1%, due to the non-renewal of business not meeting our underwriting standards.

     The increase in gross premiums written by Newline was primarily attributable to increases in liability lines/financial institution and motor business of $5.8 million and $6.0 million, respectively. These amounts were offset by a decrease in medical professional liability business of $3.0 million.
     U.S. Insurance. Gross premiums written in the U.S. Insurance division for the three months ended March 31, 2010 were $116.2 million, a decrease of $10.2 million, or 8.1%, compared to $126.4 million for the three months ended March 31, 2009. These amounts represented 20.7% of our gross premiums written for the three months ended March 31, 2010 and 22.8% for the three months ended March 31, 2009. Gross premiums written by line of business were as follows (in millions):

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
Professional liability	$30.7	$27.9	$2.8	10.0%
Specialty liability	29.8	28.5	1.3	4.6
Medical professional liability	22.5	22.8	(0.3)	(1.3)
Property and package	18.0	26.0	(8.0)	(30.8)
Commercial automobile	13.5	16.6	(3.1)	(18.7)
Personal automobile	1.7	4.6	(2.9)	(63.0)

Total gross premiums written	$116.2	$126.4	$(10.2)	(8.1)%

     The reduction in gross premiums written for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 principally relates to the declines in crop (in property and package) and personal automobile books of business.
     Ceded Premiums Written. Ceded premiums written for the three months ended March 31, 2010 increased by $12.6 million, or 16.6%, to $88.5 million (15.8% of gross premiums written), from $75.9 million (13.7% of gross premiums written) for the three months ended March 31, 2009. The increase in ceded premiums written was primarily related to an increase in reinsurance purchased for our professional and medical professional liability business in the U.S. Insurance division and reinstatement premiums related to the Chile earthquake.
     Net Premiums Written. Net premiums written for the three months ended March 31, 2010 decreased by $5.8 million, or 1.2%, to $473.2 million, compared to $479.0 million for the three months ended March 31, 2009. Net premiums written represent gross premiums written less ceded premiums written.

	Three Months Ended
	March 31,		Change
Division	2010	2009	$	%
	(In millions)
Americas	$183.4	$190.7	$(7.3)	(3.8)%
EuroAsia	155.5	153.6	1.9	1.2
London Market	67.9	52.5	15.4	29.3
U.S. Insurance	66.4	82.2	(15.8)	(19.2)

Total net premiums written	$473.2	$479.0	$(5.8)	(1.2)%

     Americas. Net premiums written in the Americas division for the three months ended March 31, 2010 were $183.4 million, compared to $190.7 million for the 2009 period, a decrease of 3.8%. These amounts represented 38.8% of our net premiums written for the three months ended March 31, 2010 and 39.8% for the three months ended March 31, 2009. The net retention ratio, which represents net premiums written as a percentage of gross premiums written, was 92.8% and 97.6% for the three months ended March 31, 2010 and 2009, respectively.

     The decrease in net premiums written in the Americas division for the three months ended March 31, 2010 was primarily due to an increase in ceded premiums written related to reinstatement premiums due to the losses from the Chile earthquake in Latin America.
     EuroAsia. Net premiums written in the EuroAsia division for the three months ended March 31, 2010 were $155.5 million, compared to $153.6 million for 2009, an increase of 1.2%. These amounts represented 32.9% of our net premiums written for the three months ended March 31, 2010 and 32.1% for the three months ended March 31, 2009. The net retention ratio was 94.4% for the three months ended March 31, 2010, compared to 95.8% for the three months ended March 31, 2009.
     The increase in net premiums written consisted of an increase in gross premiums written of $4.5 million and an increase in ceded premiums written of $2.6 million.
     London Market. Net premiums written in the London Market division for the three months ended March 31, 2010 were $67.9 million, compared to $52.5 million for 2009, an increase of 29.3%. These amounts represented 14.3% of our net premiums written for the three months ended March 31, 2010 and 11.0% for the three months ended March 31, 2009. The net retention ratio was 81.8% for the three months ended March 31, 2010, compared to 72.0% for the three months ended March 31, 2009.
     The increase in net premiums written consisted of an increase in gross premiums written of $10.1 million, coupled with a decrease in ceded premiums written of $5.3 million.
     U.S. Insurance. Net premiums written in the U.S. Insurance division for the three months ended March 31, 2010 were $66.4 million, compared to $82.2 million for the three months ended March 31, 2009, a decrease of 19.2%. These amounts represented 14.0% of our net premiums written for the three months ended March 31, 2010 and 17.1% for the three months ended March 31, 2009. The net retention ratio was 57.1% for the three months ended March 31, 2010, compared to 65.0% for the three months ended March 31, 2009.
     The decrease in net premiums written was due to a decrease in gross premiums written of $10.2 million, combined with a lower retention rate.
     Net Premiums Earned. Net premiums earned for the three months ended March 31, 2010 decreased by $12.9 million, or 2.7%, to $457.1 million, from $470.0 million for the three months ended March 31, 2009. Net premiums earned decreased by $18.5 million, or 9.5%, in the Americas division, $0.4 million, or 0.3%, in the EuroAsia division, $7.1 million, or 8.7%, in the U.S. Insurance division and increased by $13.1 million, or 24.2%, in the London Market division.
     Losses and Loss Adjustment Expenses. Net losses and LAE incurred increased $58.3 million, or 18.4%, to $375.9 million for the three months ended March 31, 2010, from $317.6 million for the three months ended March 31, 2009, as follows (in millions):

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
Gross losses and LAE incurred	$508.3	$352.9	$155.4	44.0%
Less: ceded losses and LAE incurred	132.4	35.3	97.1	275.1

Net losses and LAE incurred	$375.9	$317.6	$58.3	18.4%

     The increase in net losses and LAE incurred was principally related to an increase in current year property catastrophe losses of $73.4 million, to $121.1 million for the three months ended March 31, 2010, from $47.7 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, current year property catastrophe losses included $85.2 million related to the Chile earthquake and $17.6 million related to Windstorm Xynthia. For the three months ended March 31, 2009, current year property catastrophe losses included $43.9 million related to Windstorm Klaus. Losses and LAE for the three months ended March 31, 2010 included a decrease in prior period losses of $4.9 million, attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions, partially offset by increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division. Losses and LAE for the three months ended March 31, 2009 included a decrease in prior period losses of $11.8 million, attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in all divisions.
     The loss estimates for property catastrophe losses, such as the Chile earthquake and Windstorm Xynthia, represent our best estimate based on the most recent information available. We used various approaches in estimating our losses, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual losses may exceed our estimated losses, potentially resulting in adverse effects to our financial results.
     Ceded losses and LAE incurred increased $97.1 million, or 275.1%, to $132.4 million for the three months ended March 31, 2010, from $35.3 million for the three months ended March 31, 2009. This increase was principally attributable to increased loss cessions related to property catastrophe events.
     The loss and LAE ratio for the three months ended March 31, 2010 and 2009 and the percentage point change for each of our divisions and in total are as follows:

	Three Months Ended		Percentage
	March 31,		Point
Division	2010	2009	Change
Americas	105.4%	60.1%	45.3
EuroAsia	69.7	80.1	(10.4)
London Market	66.3	63.7	2.6
U.S. Insurance	64.9	66.8	(1.9)

Total loss and LAE ratio	82.3%	67.6%	14.7

     The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended March 31, 2010 and 2009 (in millions):
Three Months Ended March 31, 2010

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$186.3	105.4%	$96.1	69.7%	$44.8	66.3%	$48.7	64.9%	$375.9	82.3%

Catastrophe losses:
2010 events:
Chile earthquake	71.2	40.3	3.5	2.5	10.5	15.5	—	—	85.2	18.6
Windstorm Xynthia	—	—	17.5	12.7	0.1	0.1	—	—	17.6	3.9
Haiti earthquake	6.7	3.8	—	—	—	—	—	—	6.7	1.5
Other 2010 events	6.3	3.6	4.9	3.6	0.4	0.7	—	—	11.6	2.5

Total 2010 events	84.2	47.7	25.9	18.8	11.0	16.3	—	—	121.1	26.5
Prior period events	2.6	1.4	2.9	2.1	(1.1)	(1.7)	—	—	4.4	1.0

Total catastrophe losses	$86.8	49.1%	$28.8	20.9%	$9.9	14.6%	$—	—%	$125.5	27.5%

Prior period loss development including prior period catastrophe losses	$2.9	1.6%	$0.1	0.1%	$(4.3)	(6.4)%	$(3.6)	(4.8)%	$(4.9)	(1.1)%

Three Months Ended March 31, 2009

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$117.3	60.1%	$110.7	80.1%	$34.7	63.7%	$54.9	66.8%	$317.6	67.6%

Catastrophe losses:
2009 events:
Windstorm Klaus	—	—	43.9	31.8	—	—	—	—	43.9	9.3
Other 2009 events	3.1	1.5	0.3	0.2	0.4	0.7	—	—	3.8	0.8

Total 2009 events	3.1	1.5	44.2	32.0	0.4	0.7	—	—	47.7	10.1
Prior period events	0.7	0.4	2.0	1.4	5.6	10.3	0.6	0.7	8.9	1.9

Total catastrophe losses	$3.8	1.9%	$46.2	33.4%	$6.0	11.0%	$0.6	0.7%	$56.6	12.0%

Prior period loss development including prior period catastrophe losses	$(1.3)	(0.7)%	$(4.8)	(3.5)%	$(2.1)	(3.9)%	$(3.6)	(4.4)%	$(11.8)	(2.5)%

     Americas Division — Losses and LAE increased $69.0 million, or 58.8%, to $186.3 million for the three months ended March 31, 2010, from $117.3 million for the three months ended March 31, 2009. This resulted in a loss and LAE ratio of 105.4% for the three months ended March 31, 2010, compared to 60.1% for the three months ended March 31, 2009. This increase in losses and LAE was principally attributable to an increase in current year property catastrophe losses of $81.1 million, to $84.2 million for the three months ended March 31, 2010, from $3.1 million for the three months ended March 31, 2009. Losses and LAE for the three months ended March 31, 2010 included current year property catastrophe losses of $84.2 million, with $71.2 million for the Chile earthquake and $6.7 million for the Haiti earthquake, and an increase in prior period losses of $2.9 million, principally due to loss emergence greater than expectations in the period on property business. Losses and LAE for the three months ended March 31, 2009 included a decrease in prior period losses of $1.3 million, principally due to loss emergence lower than expectations in the period on miscellaneous property lines of business.
     EuroAsia Division — Losses and LAE decreased $14.6 million, or 13.2%, to $96.1 million for the three months ended March 31, 2010, from $110.7 million for the three months ended March 31, 2009. This resulted in a loss and LAE ratio of 69.7% for the three months ended March 31, 2010, compared to 80.1% for the three months ended March 31, 2009. This decrease in losses and LAE was principally due to a decrease in current year property catastrophe losses of $18.3 million, to $25.9 million for the three months ended March 31, 2010, from $44.2 million for the three months ended March 31, 2009. Losses and LAE for the three months ended March 31, 2010 included current year property catastrophe losses of $25.9 million, with $17.5 million for Windstorm Xynthia and $3.5 million for the Chile earthquake. Losses and LAE for the three months ended March 31, 2009 included current year property catastrophe losses of $44.2 million, with $43.9 million for Windstorm Klaus, and a decrease in prior period losses of $4.8 million, principally due to loss emergence lower than expectations in the period on miscellaneous property lines of business.
     London Market Division — Losses and LAE increased $10.1 million, or 29.1%, to $44.8 million for the three months ended March 31, 2010, from $34.7 million for the three months ended March 31, 2009. This resulted in a loss and LAE ratio of 66.3% for the three months ended March 31, 2010, compared to 63.7% for the three months ended March 31, 2009. This increase in losses and LAE was principally due to an increase in current year property catastrophe losses of $10.6 million, to $11.0 million for the three months ended March 31, 2010, from $0.4 million for the three months ended March 31, 2009. Losses and LAE for the three months ended March 31, 2010 included current year property catastrophe losses of $11.0 million, with $10.5 million for the Chile earthquake, and a decrease in prior period losses of $4.3 million, principally attributable to loss emergence lower than expectations in the period on liability and miscellaneous property lines of business, partially offset by increased loss estimates due to loss emergence greater than expectations in the period on medical malpractice business. Losses and LAE for the three months ended March 31, 2009 included a decrease in prior period losses of $2.1 million, principally due to loss emergence lower than expectations in the period on liability business.

     U.S. Insurance Division — Losses and LAE decreased $6.2 million, or 11.3%, to $48.7 million for the three months ended March 31, 2010, from $54.9 million for the three months ended March 31, 2009. This resulted in a loss and LAE ratio of 64.9% for the three months ended March 31, 2010, compared to 66.8% for the three months ended March 31, 2009. This decrease in losses and LAE was principally due to a decline in loss exposure associated with a decline in net premiums earned of $7.1 million, to $75.0 million for the three months ended March 31, 2010, from $82.1 million for the three months ended March 31, 2009. Losses and LAE for the three months ended March 31, 2010 included a decrease in prior period losses of $3.6 million, principally attributable to loss emergence lower than expectations in the period on miscellaneous liability business. Losses and LAE for the three months ended March 31, 2009 included a decrease in prior period losses of $3.6 million, principally due to loss emergence lower than expectations in the period on miscellaneous liability business.
     Acquisition Costs. Acquisition costs for the three months ended March 31, 2010 were $89.0 million, a decrease of $4.0 million or 4.3%, compared to $93.0 million for the three months ended March 31, 2009. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 19.5% for the three months ended March 31, 2010, compared to 19.8% for the three months ended March 31, 2009, a decrease of 0.3 points. The Americas and London Market divisions’ acquisition expense ratios increased by 1.2 points and 0.2 points, respectively, for the three months ended March 31, 2010 compared to the corresponding period in 2009. The EuroAsia and U.S. Insurance divisions’ acquisition expense ratios both decreased by 1.5 points for the three months ended March 31, 2010 compared to the corresponding period in 2009.
     Other Underwriting Expenses. Other underwriting expenses for the three months ended March 31, 2010 were $51.0 million, compared to $43.1 million for the three months ended March 31, 2009. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 11.2% for the three months ended March 31, 2010, compared to 9.1% for the three months ended March 31, 2009. The increase in the other underwriting expense ratio was principally attributable to a decrease in net premiums earned of $12.9 million, combined with an increase in other underwriting expenses of $7.9 million.
     The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended March 31, 2010 and 2009 for each of our divisions:

	Three Months Ended		Percentage
	March 31,		Point
Division	2010	2009	Change
Americas	35.3%	31.0%	4.3
EuroAsia	24.5	25.1	(0.6)
London Market	27.4	28.3	(0.9)
U.S. Insurance	34.1	31.0	3.1

Total acquisition costs and other underwriting expense ratio	30.6%	28.9%	1.7

     Our combined ratio was 112.9% for the three months ended March 31, 2010, compared to 96.5% for the three months ended March 31, 2009. The following table reflects the combined ratio for the three months ended March 31, 2010 and 2009 for each of our divisions:

	Three Months Ended		Percentage
	March 31,		Point
Division	2010	2009	Change
Americas	140.7%	91.1%	49.6
EuroAsia	94.2	105.2	(11.0)
London Market	93.7	92.0	1.7
U.S. Insurance	99.0	97.8	1.2

Total combined ratio	112.9%	96.5%	16.4

Investment Results
     Net Investment Income. Net investment income for the three months ended March 31, 2010 increased by $16.6 million, or 24.6%, to $84.1 million, from $67.5 million for the three months ended March 31, 2009. Net investment income was comprised of gross investment income of $93.7 million less investment expenses of $9.6 million for the three months ended March 31, 2010, compared to gross investment income of $72.7 million less investment expenses of $5.2 million for the three months ended March 31, 2009. The increase in net investment income for the three months ended March 31, 2010 was primarily attributable to the following:
•	investment income from fixed income securities was $69.9 million for the three months ended March 31, 2010, an increase of $13.3 million, or 23.5%, compared to the three months ended March 31, 2009;

•	an increase in net investment income from other invested assets of $15.4 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009; offset by:

•	a decrease of $5.2 million, or 32.5%, in net investment income from equity investments for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Dividends on common stocks decreased $6.1 million, slightly offset by an increase in net income on common stocks, at equity, of $0.9 million;

•	an increase in investment expenses of $4.4 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, which was primarily due to dividend expenses related to total return swaps; and

•	a decrease in net investment income from cash and short-term investments of $2.5 million, or 50.6%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.
     Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances, was 4.0% and 3.6% for the three months ended March 31, 2010 and 2009, respectively. The total effective annualized yield on average invested assets is calculated by dividing annual income by the annual average invested assets (computed using average amortized cost for fixed income securities and average carrying value for all other securities).
     Net Realized Investment Gains/Losses. Net realized investment gains of $54.0 million for the three months ended March 31, 2010 increased by $153.4 million, from net realized investment losses of $99.4 million for the three months ended March 31, 2009. The increase in net realized investment gains was principally due to the following:
•	increased net realized investment gains on equity securities of $155.5 million, compared to $75.1 million in realized investment losses for the three months ended March 31, 2009;

•	an increase in net realized investment gains on fixed income securities of $75.6 million;

•	a decrease in losses on other invested assets of $3.5 million; offset by:

•	a decrease in net realized investment gains on derivative securities of $67.8 million, primarily attributable to a decrease of $42.0 million on total return swaps, a decrease of $7.4 million on forward currency contracts, a decrease of $4.4 million on credit default swaps and a decrease of $14.0 million on other derivatives;

•	increased realized investment losses on preferred stock of $13.0 million; and

•	an increase in losses on short-term investments, cash and cash equivalents of $0.4 million.
          Net realized investment gains include other-than-temporary impairment losses in the amount of $4.1 million, relating to fixed income securities of $2.9 million and equity securities of $1.2 million for the three months ended March 31, 2010. During the three months ended March 31, 2009, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $81.4 million, relating to equity securities of $78.3 million and fixed income securities of $3.1 million. Other-than-temporary impairments reflect situations where the fair value was below the cost of the securities, and the ability of the security to recover its value could not be reasonably determined.
     Other Results, Principally Holding Company and Income Taxes
          Other Expenses, Net. Other expense, net, for the three months ended March 31, 2010 was $31.9 million, compared to $4.2 million for the three months ended March 31, 2009. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The $27.7 million increase for the three months ended March 31, 2010 compared to the comparable 2009 period was primarily related to $19.6 million of foreign exchange related adjustments and $4.6 million of expense related to restricted equity value rights.
          Interest Expense. We incurred interest expense related to our debt obligations of $7.5 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively. The lower amount of interest expense in 2010 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate senior notes.
          Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended March 31, 2010 increased by $24.1 million, to $2.0 million, compared to a $22.1 million tax benefit for the three months ended March 31, 2009, resulting from increased pre-tax income. Our effective tax rates were 5.0% and 79.2% for the three months ended March 31, 2010 and 2009, respectively.
          Preferred Dividends and Purchases. We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $1.3 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. The purchase of the Series B preferred shares resulted in an increase in net income attributable to common shareholders of $8.0 million for the three months ended March 31, 2009.
Liquidity and Capital Resources
          Our shareholders’ equity increased by $163.9 million, or 4.6%, to $3,719.1 million as of March 31, 2010, from $3,555.2 million as of December 31, 2009, due to net income of $37.8 million, a capital contribution from Fairfax of $14.5 million, and an increase in net unrealized appreciation on securities of $102.5 million, and foreign currency translation adjustments of $10.4 million (both components of accumulated other comprehensive income). Offsetting these increases were dividends to our preferred shareholders of $1.3 million.
          Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. Holding company cash, cash equivalents and short-term investments totaled $109.4 million as of March 31, 2010, compared to $33.0 million as of December 31, 2009. The holding company has received dividends from Odyssey America of $200.0 million through May 6, 2010 and $200.0 million for the year ended December 31, 2009. During the remainder of 2010, Odyssey America can pay dividends to the holding company of $151.3 million without prior regulatory approval. Effective May 1, 2010, we entered into a $300.0 million two-way revolving credit facility with Fairfax, Inc. (a wholly-owned subsidiary of Fairfax, and the direct and indirect holder of 100% of our common shares). Pursuant to the facility, either party may borrow up to $300.0 million from the other party. Loans under the facility are unsecured and bear interest at a rate of 7.5% per annum, payable quarterly, and the principal amount is payable on demand. Either party may terminate the facility at any time upon demand, at which time all outstanding principal and unpaid interest shall become due. On May 3, 2010, we loaned $200.0 million to Fairfax, Inc. under the facility.
          Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which primarily result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate or increase due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.3 billion during 2010. The timing and certainty of associated reinsurance collections that may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of March 31, 2010, our operating subsidiaries maintained cash and cash equivalents of $1.0 billion and short-term investments of $201.6 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration or increase in claim payments, or timing differences in collecting reinsurance recoverables.
          Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 95.5% of our total reinsurance recoverables as of March 31, 2010, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.
          Our total reinsurance recoverable on paid losses as of March 31, 2010, net of the reserve for uncollectible reinsurance, was $42.2 million. The top ten reinsurers measured on total reinsurance recoverables represented $14.4 million, or 34.1%, of the total paid loss recoverable, of which $2.1 million is collateralized and the remaining $12.3 million is with highly rated companies. The remaining $27.8 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $5.4 million net of the reserve on uncollectible reinsurance.
          Approximately $13.2 million of our total reinsurance paid recoverable is current billings, and $29.0 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.
          Cash provided by operations was $44.8 million for the three months ended March 31, 2010, compared to cash used in operations of $76.3 million for the three months ended March 31, 2009. This reflects an increase in cash provided by operations of $121.1 million, or 158.7%, over the three months ended March 31, 2009, due to the payment of income taxes in the first quarter of 2009 relating to realized investment gains on closed credit default and total return swap contracts in the fourth quarter of 2008.
          Total investments and cash amounted to $8.8 billion as of March 31, 2010, an increase of $117.4 million compared to December 31, 2009. Our average invested assets were $8.8 billion for the three months ended March 31, 2010, compared to $7.7 billion for the three months ended March 31, 2009. We anticipate that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 14.9% and 15.1% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of March 31, 2010 and December 31, 2009, respectively. Total fixed income securities were $5.0 billion as of March 31, 2010, compared to $4.9 billion as of December 31, 2009. As of March 31, 2010, 59.6% of our fixed income portfolio was rated “AAA”, with 11.0% of securities rated below investment grade. The duration of our investment portfolio, including short-term investments, cash and cash equivalents, was 8.8 years.
          Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of March 31, 2010 and December 31, 2009, we had receivables for securities sold of $135.8 million and $77.9 million, respectively, which are included in other assets, and payables for securities purchased of $4.1 million and $45.6 million, respectively, which are included in other liabilities.
          On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month LIBOR, reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the three months ended March 31, 2010 and 2009, the average annual interest rate on the Series C Notes was 2.75% and 4.37%, respectively.
          On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the three months ended March 31, 2010 and 2009, the average annual interest rate on each series of notes was 2.45% and 4.07%, respectively.
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
          On July 13, 2007, we entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The original Credit Agreement provided for a five-year credit facility of $200.0 million, $100.0 million of which was available for direct, unsecured borrowings by us, and all of which was available for the issuance of collateralized letters of credit to support our insurance and reinsurance business. As of June 17, 2009, the Credit Agreement was amended to explicitly permit us to pledge collateral to secure our obligations under swap agreements, subject to certain financial limitations, in the event that such collateral is required by the counterparty or counterparties. As of February 24, 2010, the Credit Agreement was amended (i) to reduce the size of the facility to $100.0 million, removing the unsecured $100.0 million tranche, (ii) to remove the previous limitation on dividends and other “restricted payments” that we may pay to our shareholders during any fiscal year and (iii) to amend certain of the covenants and default provisions, the minimum ratings requirement, and the pricing of the credit facility.
           The amended Credit Agreement contains an option that permits us to request an increase in the aggregate amount of the facility by an amount up to $50.0 million, to a maximum facility size of $150.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. As of March 31, 2010, there was $33.7 million outstanding under the Credit Agreement, all of which was in support of secured letters of credit.
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
          We participate in Lloyd’s through our 100% ownership of Newline Syndicate (1218), for which we provide 100% of the capacity. The results of Newline Syndicate (1218) are consolidated in our financial statements. In support of Newline Syndicate (1218)’s capacity at Lloyd’s, NCNL and Odyssey America have pledged securities and cash with a fair value of $136.5 million and $123.8 million, respectively, as of March 31, 2010 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Newline Syndicate (1218) provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Newline Syndicate (1218) should it not meet its obligations. NCNL and Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligations to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Newline Syndicate (1218) and support its requirements at Lloyd’s. We believe that Newline Syndicate (1218) maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.
          On March 1, 2010, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% Series A preferred shares and $0.2186719 per share on our floating rate Series B preferred shares. The total dividends of $1.3 million were paid on April 20, 2010 to Series A and Series B preferred shareholders of record on March 31, 2010.
          As described in Note 3 to our consolidated financial statements included in this Form 10-Q, as of March 31, 2010, we held $48.5 million of investments, or approximately 0.6% of net assets and liabilities measured at fair value, that are classified as Level 3 (which are financial instruments for which the values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement and that reflect our own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. During the three months ended March 31, 2010, we purchased $6.3 million of investments classified as Level 3. In addition, Level 3 investments with a value of $4.3 million were sold during the three months ended March 31, 2010.
     Healthcare Reform
          In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Act”). The passage of the Act has resulted in comprehensive health care reform legislation, the effects of which on the U.S. economy could be as sweeping as those resulting from the passage of Medicare and Social Security. The Act will expand health care coverage by providing the following:
•	Medicaid eligibility for an estimated 16 million additional people;

•	Insurance coverage for an estimate 16 million additional people through subsidiaries to purchase insurance through health care exchanges;

•	Dependent coverage through age 26;

•	No lifetime limits, or unreasonable annual limits, on insurance coverage;

•	Health insurance for certain individuals with preexisting conditions; and

•	A requirement that states maintain current eligibility levels for children in Medicaid and the Children’s Health Insurance Plan for a specified period.
          The changes to insurance coverage will be largely funded by fees and excise taxes charged to entities in health-care-related industries, by excise taxes on high-cost group health plans (commonly referred to as “Cadillac plans” and include those plans that have annual cost of benefits in excess of $10,200 a year for individuals or $27,500 for families), by tax increases on high-income individuals, and by reductions to Medicare scheduled payments.
          Other provisions of the Act may impact the amount of deferred tax assets that companies are allowed to recognize as a result of the elimination of the income tax deduction previously allowed for Medicare Part D subsidiaries relating to retiree prescription drug coverage.
          Although we have not completed our analysis of the impact of the Act on our financial position and future operating results, we expect the impact to be minimal as (i) our group health plan is not a “Cadillac” plan and (ii) the deduction taken in previous years relating to Medicare Part D subsidies was not significant. With respect to healthcare business underwritten by us, principally through our U.S. Insurance division, it is too early to determine what impact the Act will have, if any, on our underlying insurance and reinsurance businesses.
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
          The words “believe,” “anticipate,” “estimate,” “project,” “expect,” “intend,” “will likely result,” “will seek to” or “will continue” and similar expressions or their negative or variations identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2010. The information appearing under “Risk Factors” in such Annual Report on Form 10-K is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I — Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Sensitive Instruments
          The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations: interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value, which are classified as available for sale. As of March 31, 2010, our total investments and cash of $8.8 billion include $5.0 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
     Interest Rate Risk
          The following table displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of March 31, 2010 and December 31, 2009, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

		As of March 31, 2010				As of December 31, 2009
	Fair Value				Fair Value
	of Fixed				of Fixed
	Income	Hypothetical	Hypothetical		Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change		Portfolio	$ Change	% Change
				(In millions)
200 basis point rise	$4,116.7	$(849.8)	(17.1)%		$4,098.4	$(808.3)	(16.5)%
100 basis point rise	4,534.2	(432.3)	(8.7)		4,500.1	(406.6)	(8.3)
Base scenario	4,966.5	—	—		4,906.7	—	—
100 basis point decline	5,387.7	421.2	8.5		5,297.3	390.6	8.0
200 basis point decline	5,846.8	880.3	17.7		5,717.1	810.4	16.5
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
          As of March 31, 2010, we had net unrealized gains of $985.9 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $1,002.6 million, offset by gross unrealized depreciation of $16.7 million, all of which are related to fixed income securities and common stocks.
          As of March 31, 2010, we were party to floating to fixed interest rate swap contracts with a notional amount of $140.0 million. As of March 31, 2010, the fair value of these contracts is reported in other liabilities at $2.0 million. Net realized investment losses on interest rate swaps totaled $2.8 million for the three months ended March 31, 2010.
          During 2008, we entered into Eurodollar futures contracts to manage our interest rate risk with respect to certain investments. During the first quarter of 2009, we closed the futures contracts. A futures contract is a variation of a forward currency contract, with some additional features, such as a clearinghouse guarantee against credit losses, a daily settlement of gains and losses, and trading on an organized electronic or floor trading facility. Futures contracts are entered either long or short. We had entered into the long side, which agrees to buy the underlying currency at the future date at the agreed-upon price.
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
          Our credit risk exposure, based upon carrying value, as of March 31, 2010 and December 31, 2009 (without taking into account amounts pledged as collateral for our benefit of $270.4 million and $220.2 million as of March 31, 2010 and December 31, 2009, respectively) was comprised as follows (in millions):

	As of	As of
	March 31,	December 31,
	2010	2009
Fixed income securities	$4,966.5	$4,906.7
Derivatives	65.5	20.0
Cash, cash equivalents and short-term investments	1,368.4	1,361.7
Premiums receivable	436.9	473.9
Recoverable from reinsurers	1,204.4	1,165.5

Total gross exposure	$8,041.7	$7,927.8

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
          The composition of the fair value of our fixed income securities portfolio as of the dates indicated, classified according to the higher of each security’s respective Standard & Poor’s and Moody’s issuer credit ratings, is presented below (in millions):

	As of March 31, 2010		As of December 31, 2009
	Fair		Fair
Issuer Credit Rating	Value	%	Value	%
AAA/Aaa	$2,959.7	59.6%	$3,034.4	61.9%
AA/Aa2	506.0	10.2	393.0	8.0
A/A2	733.7	14.8	706.5	14.4
BBB/Baa2	218.8	4.4	257.1	5.2
BB/Ba2	146.0	2.9	143.3	2.9
B/B2	100.7	2.0	87.5	1.8
CCC/Caa or lower or not rated	301.6	6.1	284.9	5.8

Total	$4,966.5	100.0%	$4,906.7	100.0%

          As of March 31, 2010, 89.0% of our fixed income portfolio at fair value was rated investment grade (as compared to 89.5% as of December 31, 2009), with 69.8% (primarily consisting of government obligations) being rated AA/Aa2 or better (as compared to 69.9% as of December 31, 2009). As of March 31, 2010, holdings of fixed income securities in the ten issuers (excluding federal governments) to which we had the greatest exposure was $1.7 billion, which was approximately 18.8% of our total invested assets. The exposure to the largest single issuer of corporate bonds held as of March 31, 2010 was $151.5 million, which was approximately 1.7% of our total investment portfolio, or 4.1% of our total shareholders’ equity.
          Our investment portfolio as of March 31, 2010 included $3.2 billion in U.S. taxable and tax exempt state and municipal bonds, most of which were purchased during 2008, and of which approximately $2.0 billion (61.4%) were fully insured by Berkshire Hathaway Assurance Corp. (“BHAC”) for the payment of interest and principal in the event of issuer default; we believe that the BHAC insurance significantly mitigates the credit risk associated with these bonds.
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
          Under a credit default swap, as the buyer, we agree to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of March 31, 2010, all credit default swap contracts held by us have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.

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
          The initial premium paid for each credit default swap contract is recorded as a derivative asset and is subsequently adjusted for changes in the unrealized fair value of the contract at each balance sheet date. As these contracts do not qualify for hedge accounting, changes in the unrealized fair value of the contract are recorded as net realized investment gains (losses) on investments in our consolidated statements of operations and comprehensive income. Sales of credit default swap contracts require us to reverse through net gains (losses) on investments any previously recorded unrealized fair value changes since the inception of the contract, and to record the actual amount of the final cash settlement. Derivative assets are reported gross, on a contract-by-contract basis, and are recorded at fair value in other invested assets in the consolidated balance sheet. The sale, expiration or early settlement of a credit default swap will not result in a cash payment owed by us; rather, such an event can only result in a cash payment by a third party purchaser of the contract, or the counterparty, to us. Accordingly, there is no opportunity for netting of amounts owed in settlement. Cash receipts at the date of sale of the credit default swaps are recorded as cash flows from investing activities arising from net sales of assets and liabilities classified as held for trading.

          The total cost of the credit default swaps was $19.8 million and $20.6 million as of March 31, 2010 and December 31, 2009, respectively, and the fair value was $8.7 million and $10.0 million, as of March 31, 2010 and December 31, 2009, respectively. The notional amount of the credit default swaps was $1.2 billion and $1.3 billion as of March 31, 2010 and December 31, 2009, respectively. The credit default swaps had net realized investment losses of $1.3 million and net realized investment gains of $3.1 million for the three months ended March 31, 2010, and 2009, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swaps agreements. The fair value of this collateral as of March 31, 2010 was $0.9 million. As we fund all of our obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for us to provide collateral.
          The following tables summarize the effect of the credit default swap hedging instruments and related hedged items on our historical financial position, results of operations and cash flows as of and for the three months ended March 31, 2010 and 2009 (in millions):

	As of and for the Three Months Ended March 31, 2010
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals
Credit risk exposures:
Fixed income securities	$4,966.5	$4,966.5	$10.3	$54.5	$64.8	$16.6
Derivatives — other invested assets	56.8	56.8	—	(11.7)	(11.7)	0.2

Cash, cash equivalents and short-term investments	1,368.4	1,368.4	—	(11.3)	(11.3)	(11.3)
Premiums receivable	436.9	436.9	—	(0.3)	(0.3)	(0.3)
Reinsurance recoverable	1,204.4	1,204.4	—	(0.3)	(0.3)	—

Total credit risk exposure	$8,033.0	$8,033.0	10.3	30.9	41.2	5.2

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$317.7	$2.8	—	(0.3)	(0.3)	(0.8)
Insurance	843.3	5.9	—	(1.0)	(1.0)	—

Total credit default swaps	$1,161.0	$8.7	—	(1.3)	(1.3)	(0.8)

Net equity impact			$10.3	$29.6	$39.9	$4.4

	As of and for the Three Months Ended March 31, 2009
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Losses	Net Equity	Disposals
Credit risk exposures:
Fixed income securities	$4,258.8	$4,258.8	$110.5	$(21.1)	$89.4	$3.1
Derivatives — other invested assets	40.3	40.3	—	12.0	12.0	(0.3)
Cash, cash equivalents and short-term investments	1,371.5	1,371.5	0.1	(10.8)	(10.7)	(10.8)
Premiums receivable	486.3	486.3	—	—	—	—
Reinsurance recoverable	981.8	981.8	—	(0.8)	(0.8)	—

Total credit risk exposure	$7,138.7	$7,138.7	110.6	(20.7)	89.9	(8.0)

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	486.7	19.5	—	9.0	9.0	7.7
Insurance	843.8	29.0	—	(5.9)	(5.9)	20.7

Total credit default swaps	$1,330.5	$48.5	—	3.1	3.1	28.4

Net equity impact			$110.6	$(17.6)	$93.0	$20.4

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
          Our holdings of credit default swap contracts have declined significantly in recent quarters relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, we revised the financial objectives of our hedging program by determining not to replace our credit default swap hedge position as sales or expiries occurred, primarily based upon our judgment that our exposure to elevated levels of credit risk had moderated, but also due to (i) the significant increase in the cost of purchasing credit protection (reducing the attractiveness of the credit default swap contract as a hedging instrument), (ii) improvement in our capital and liquidity (having benefited significantly from, among other things, $568.0 million in gains from sales of credit default swaps realized since the beginning of 2007), and (iii) our judgment that managing credit risk through means other than the use of derivatives was, given the market environment, once again appropriate for mitigating our credit exposure arising from financial assets. As a result, the effects that credit default swaps as hedging instruments may be expected to have on our future financial position, liquidity and operating results may be expected to diminish relative to the effects in recent years. We continue to evaluate the potential impact of the volatility in the U.S. credit markets on our financial statements and may, if conditions warrant, initiate new credit default swap contracts as a hedging mechanism in the future, although there can be no assurance that we will do so, in an effort to achieve our continuing objective to minimize the potential for loss of value of held assets where, in our view, an unusual or excessive exposure exists.
          The credit default swaps portfolio had an average term to expiration of 1.4 years as of March 31, 2010, a decrease from 1.5 years as of December 31, 2009.
          As of March 31, 2010, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.
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
          During 2009, we increased our investments in equity securities as a result of the opportunities presented by significant declines in valuations. These additions to our portfolio, coupled with the significant appreciation in the value of the worldwide equity markets during 2009, resulted in a significant increase in the value of our equity holdings and, thus, to the exposure to increased loss potential should the equity markets again suffer a significant decline in value. We continue to manage our exposure to market price fluctuations primarily through policies designed to monitor and limit our individual issuer exposures and aggregate equity exposure. However, in late September 2009, we also initiated U.S. equity index total return swap contracts, which as of March 31, 2010 have a notional value of $856.1 million, to protect against potential future broad market downturns. The collateral requirement related to entering the total return swaps was $65.2 million as of March 31, 2010. These total return swap transactions terminate during the third quarter of 2010. The equity index total return swaps, in the aggregate, were in a loss position as of March 31, 2010, and are recorded in other liabilities. Changes in the fair values of equity index total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur. As of both March 31, 2010 and December 31, 2009, we had aggregate equity holdings with fair value of $2.2 billion (common stocks of $2.1 billion plus preferred stock of $0.1 billion).
          During the first quarter of 2010, we purchased a common stock total return swap, with a total notional value of $129.9 million, as a replication of a long position in a publicly-listed common stock. The collateral requirement related to this swap, which terminates in the first quarter of 2011, was $13.0 million as of March 31, 2010. The common stock total return swap was in a loss position as of March 31, 2010, and is recorded in other liabilities. Changes in the fair values of common stock total return swaps are recorded as realized gains or losses in the consolidated statements of operations in the period in which they occur.
          The following tables summarize the effect of equity risk hedging instruments and related hedged items on our historical financial position, results of operations and cash flows as of and for the three months ended March 31, 2010 and 2009 (in millions):

	As of and for the Three Months Ended March 31, 2010
			Effect on Pre-tax:
						Net Cash
	Exposure /		Other	Net Realized		Flow Impact
	Notional	Carrying	Comprehensive	Investment		from
	Value	Value	Income	Gains	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$69.4	$69.4	$—	$(13.2)	$(13.2)	$—
Common stocks, at fair value	2,076.4	2,076.4	145.7	80.4	226.1	80.8
Other	129.8	(1.5)	—	(1.5)	(1.5)	—

Total equity exposure	$2,275.6	$2,144.3	145.7	65.7	211.4	80.8

Hedging instruments:
Other invested assets:
Total return swaps	$856.1	$0.3	—	(40.5)	(40.5)	(37.6)

Total equity hedging instruments	$856.1	$0.3	—	(40.5)	(40.5)	(37.6)

Net equity impact			$145.7	$25.2	$170.9	$43.2

	As of and for the Three Months Ended March 31, 2009
			Effect on Pre-tax:
						Net Cash
	Exposure /		Other	Net Realized		Flow Impact
	Notional	Carrying	Comprehensive	Investment		from
	Value	Value	Loss	Losses	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$0.1	$0.1	$0.2	$(0.2)	$—	$(1.1)
Common stocks, at fair value	1,485.9	1,485.9	(243.6)	(75.1)	(318.7)	3.2

Total equity exposure	$1,486.0	$1,486.0	(243.4)	(75.3)	(318.7)	2.1

Hedging instruments:
Other invested assets:
Total return swaps	$—	$—	—	—	—	—

Total equity hedging instruments	$—	$—	—	—	—	—

Net equity impact			$(243.4)	$(75.3)	$(318.7)	$2.1

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
          The following table summarizes the potential impact of a 10% change in our equity and equity-related holdings (including equity hedges where appropriate) on pre-tax other comprehensive income (loss) and pre-tax net income for the three months ended March 31, 2010 and 2009. Certain shortcomings are inherent in the method of analysis presented, as it is based on the assumptions that the equity and equity-related holdings had increased/decreased by 10%, with all other variables held constant, and that all the equity and equity-related instruments move according to a one-to-one correlation with global equity markets.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Effect on Pre-tax:
	Other		Other
	Comprehensive	Net	Comprehensive	Net
Change in global equity markets	Income	Income	Loss	Income
(In millions)
10% decrease	$(214.6)	$85.6	$(148.6)	$—
10% increase	214.6	(85.6)	148.6	—
          Generally, a 10% decline in the global equity markets would result in a similar decrease in the value of our equity investment holdings, resulting in decreases in our pre-tax other comprehensive income, as the majority of our equity investment holdings are classified as available for sale. Conversely, a 10% increase in global equity markets would generally result in a similar increase in the value of our equity investment holdings, resulting in increases in our pre-tax other comprehensive income. As the equity hedges held by us as of March 31, 2010 were all entered into at the end of September 2009, and as there were no other equity hedges in our portfolio during 2009 prior to September, the effects of changes in the global equity markets for the three months ended March 31, 2009 were not offset by any hedging activities.
          As of March 31, 2010, our equity related holdings in the ten issuers to which we had the greatest exposure totaled $1.5 billion, which was approximately 17.4% of our total invested assets. The exposure to the largest single issuer of equity related holdings held as of March 31, 2010 was $296.5 million, which was approximately 3.4% of our total invested assets, or 8.0% of our total shareholders’ equity.

     Foreign Currency Risk
          Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of both March 31, 2010 and December 31, 2009, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $2.0 billion, or 22.3% and 22.6%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in Euros, which represented 7.4% and 8.1% of our total investments and cash as of March 31, 2010 and December 31, 2009, respectively, the British pound, which represented 4.4% and 4.9% of our total investments and cash as of March 31, 2010 and December 31, 2009, respectively, and the Canadian dollar, which represented 4.4% and 4.0%, of our total investments and cash as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in foreign currencies would result in a $197.3 million decline in the fair value of our total investments and cash, before taxes.
          Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being Euros, British pounds, and Canadian dollars. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of March 31, 2010 and December 31, 2009, we were party to forward currency contracts with notional amounts of $512.0 million and $416.3 million, respectively. As of March 31, 2010 and December 31, 2009, the fair value of these contracts is reported in other liabilities at $34.8 million and $39.3 million, respectively. The collateral requirement related to the forward currency contracts was $6.6 million as of March 31, 2010. As a result in the appreciation in the fair value of some of the forward currency contracts, counterparties to these contracts are required to place government securities as collateral, pursuant to the forward currency agreements. The fair value of this collateral as of March 31, 2010 was $2.4 million. Forward currency contracts had net realized investment gains of $4.6 million and $12.0 million for the three months ended March 31, 2010 and 2009, respectively.
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
          Decisions regarding other-than-temporary impairments require an evaluation of facts and circumstances at a specific time to determine if an other-than-temporary impairment exists. For our available-for-sale fixed income securities, additional facts are evaluated to determine if the other-than-temporary impairment is related to credit or other factors. For our available-for-sale fixed income securities, should the facts and circumstances change, such that an other-than-temporary impairment is considered appropriate, and additional factors determine that the other-than-temporary impairment is related to credit, we will recognize the impairment by reducing the cost or amortized cost of the investment to its fair value and recording the loss in our consolidated statements of operations. When it is determined that an other-than-temporary impairment for our available-for-sale fixed income securities exists that is related to other factors (e.g., interest rates and market conditions), we will recognize the impairment in other comprehensive income, unless we anticipate that we will likely sell or be required to sell such securities, or that such securities will mature, before the securities have recovered in value, in which case the loss is recorded in our consolidated statement of operations. For our redeemable preferred stock at fair value, should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, we will recognize the impairment by reducing the cost of the investment to its fair value and recording the loss in our consolidated statements of operations. Upon the disposition of a security where an other-than-temporary impairment has been taken, we will record a gain or loss based on the adjusted cost or carrying value of the investment.
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
     The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities
March 31, 2010
Fixed income securities investment grade:
United States government, government agencies and authorities	$51.6	$(2.8)	8	$8.7	$(2.1)	1	$60.3	$(4.9)	9
States, municipalities and political subdivisions	711.0	(5.6)	11	1.1	(0.1)	1	712.1	(5.7)	12
Foreign governments	12.2	(1.0)	1	—	—	—	12.2	(1.0)	1

Total investment grade	774.8	(9.4)	20	9.8	(2.2)	2	784.6	(11.6)	22

Fixed income securities non-investment grade, corporate	37.0	(1.1)	2	—	—	—	37.0	(1.1)	2

Total fixed income securities	811.8	(10.5)	22	9.8	(2.2)	2	821.6	(12.7)	24
Common stocks, at fair value	46.9	(4.0)	4	—	—	—	46.9	(4.0)	4

Total temporarily impaired securities	$858.7	$(14.5)	26	$9.8	$(2.2)	2	$868.5	$(16.7)	28

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities
December 31, 2009
Fixed income securities investment grade:
United States government, government agencies and authorities	$62.2	$(4.3)	9	$—	$—	—	$62.2	(4.3)	9
States, municipalities and political subdivisions	572.0	(39.3)	6	1.0	(0.1)	1	573.0	(39.4)	7
Foreign governments	—	—	—	8.5	(0.1)	1	8.5	(0.1)	1
Corporate	4.9	(0.1)	1	—	—	—	4.9	(0.1)	1

Total investment grade	639.1	(43.7)	16	9.5	(0.2)	2	648.6	(43.9)	18

Fixed income securities non-investment grade, corporate	41.9	—	3	—	—	—	41.9	—	3

Total fixed income securities	681.0	(43.7)	19	9.5	(0.2)	2	690.5	(43.9)	21
Common stocks, at fair value	36.2	(3.9)	7	—	—	—	36.2	(3.9)	7

Total temporarily impaired securities	$717.2	$(47.6)	26	$9.5	$(0.2)	2	$726.7	$(47.8)	28

     We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we believe it is likely that we will not be required to sell or liquidate these securities before the fair value recovers the gross unrealized depreciation.
     As an economic hedge against the potential adverse impact of changes in price levels in the economy, we purchased inflation-linked derivative contracts referenced to inflation indices in the geographic regions in which we operate. As of March 31, 2010 and December 31, 2009, we had 34 and three inflation-linked derivative contracts, respectively, outstanding, with a carrying value in the consolidated balance sheet of $55.2 million and $4.1 million, respectively, and a cost of $65.7 million and $4.0 million, respectively. The initial premium paid for inflation-linked derivative contracts is recorded as a derivative asset and subsequently adjusted for changes in the unrealized fair value of the contracts at each balance sheet date. Changes in the unrealized fair value of the contracts are recorded as realized gains or losses on investments in our consolidated statements of operations with a corresponding adjustment to the carrying value of the derivative asset. In the event of a sale, expiration or early settlement of one of our inflation-linked derivative contracts, we would receive the fair value of that contract on the date of the transaction. Our maximum potential cash loss is limited to the premiums paid to enter into the derivative contracts. Pursuant to the agreements governing the inflation-linked derivatives, counterparties to these transactions are contractually required to periodically deposit eligible collateral for the benefit of us in support of the then-current fair value of the derivative contracts. As of March 31, 2010, the fair value of this collateral was $39.1 million.

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

PART II — OTHER INFORMATION
PART II — Item 1. Legal Proceedings
     On February 8, 2007, we were added as a co-defendant in an amended and consolidated complaint in an existing action against our then-majority (now 100%) shareholder, Fairfax, and certain of Fairfax’s officers and directors, who included certain of our current and former directors. The amended and consolidated complaint was filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who sought to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint sought, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. Motions to dismiss were argued before the Court in December 2007. On March 29, 2010, the Court granted defendants’ motion to dismiss on the grounds that the Court lacked subject matter jurisdiction over the case. The Court also denied plaintiffs’ request to move for leave to file a second amended complaint.
     In July 2006, Fairfax, our then-majority (now 100%) shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares, and the complaint was subsequently amended to add additional allegations and two defendants. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third-party complaint against, among others, us and certain of our directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim against Fairfax, as well as third-party claims against certain Fairfax executives, us and certain of our directors, Fairfax’s outside legal counsel and PricewaterhouseCoopers. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. We deny the allegations and intend to vigorously defend against these claims. In September 2008, the Court granted a motion for summary judgment brought by two defendants, and dismissed Fairfax’s claims against those defendants without prejudice. We have not yet responded to the complaint, and the timing of that response has not been set. Discovery in this action is ongoing. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.
     We and our subsidiaries are involved from time to time in ordinary litigation and arbitration proceedings as part of our business operations; in management’s opinion, the outcome of these suits, individually or collectively, is not likely to result in judgments that would be material to our financial condition or results of operations.
PART II — Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in our 2009 Annual Report Form 10-K filed with the SEC on February 25, 2010.
PART II — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
PART II — Item 3. Defaults Upon Senior Securities
     None.
PART II — Item 4. (Removed and Reserved)
     N/A

PART II — Item 5. Other Information
     Effective May 1, 2010, we entered into a $300 million two-way revolving credit facility with Fairfax, Inc. (a wholly-owned subsidiary of Fairfax, and the direct and indirect holder of 100% of the common shares of the Company), under which either party may borrow up to $300.0 million from the other party. Loans under the facility are unsecured and bear interest at a rate of 7.5% per annum, payable quarterly, and the principal amount is payable on demand. Either party may terminate the facility at any time upon demand, at which time all outstanding principal and unpaid interest shall become due. On May 3, 2010, we loaned $200.0 million to Fairfax, Inc. under the facility. The foregoing summary of the two-way revolving credit facility is qualified in its entirety by reference to the text of the revolving line of credit agreement, effective as of May 1, 2010, which is filed as Exhibit 10.28 hereto.

PART II — Item 6. Exhibit Index

Number	Title of Exhibit
*10.28	Revolving Line of Credit Agreement, dated as of May 1, 2010, between Odyssey Re Holdings Corp. and Fairfax, Inc.

* 31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2010).

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.
Date: May 6, 2010	By:	/s/ Andrew A. Barnard
		Name:	Andrew A. Barnard
		Title:	President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Jan Christiansen
		Name:	Jan Christiansen
		Title:	Executive Vice President and Chief Financial Officer