Form 10-Q
period 2010-06-30
ODYSSEY RE HOLDINGS CORP
filed 2010-08-04
CIK 1137048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Number of Shares Outstanding at August 4, 2010
Common Stock, par value $0.01 per share	56,604,650

ODYSSEY RE HOLDINGS CORP.

PART I — FINANCIAL INFORMATION
PART I — Item 1. Financial Statements
ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009 (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Investments and cash:
Fixed income securities, available for sale, at fair value (amortized cost $4,200,038 and $3,971,139, respectively)	$4,650,396	$4,373,965
Fixed income securities, held as trading securities, at fair value (amortized cost $604,761 and $598,918, respectively)	563,350	532,718
Redeemable preferred stock, at fair value (cost $108 and $108, respectively)	108	108
Convertible preferred stock, held as trading securities, at fair value (cost $188,032 and $75,000, respectively)	160,251	82,470
Equity securities:
Common stocks, at fair value (cost $1,344,869 and $1,620,818, respectively)	1,580,575	2,009,517
Common stocks, at equity	215,212	219,516
Short-term investments, at fair value (amortized cost $60,492 and $125,100, respectively)	60,492	125,100
Short-term investments, held as trading securities, at fair value (amortized cost $79,811 and $238,419, respectively)	79,413	238,403
Cash and cash equivalents	984,624	941,444
Cash and cash equivalents held as collateral	24,821	56,720
Other invested assets	630,991	146,728

Total investments and cash	8,950,233	8,726,689
Accrued investment income	87,235	79,400
Premiums receivable	394,394	473,878
Reinsurance recoverable on paid losses	47,128	70,511
Reinsurance recoverable on unpaid losses	935,379	841,486
Prepaid reinsurance premiums	103,992	113,047
Funds held by reinsureds	155,156	140,480
Deferred acquisition costs	117,446	126,466
Federal and foreign income taxes receivable	46,104	45,495
Other assets	83,824	167,686

Total assets	$10,920,891	$10,785,138

LIABILITIES
Unpaid losses and loss adjustment expenses	$5,652,883	$5,507,766
Unearned premiums	644,561	691,213
Reinsurance balances payable	163,633	178,428
Funds held under reinsurance contracts	42,515	41,250
Debt obligations	489,464	489,402
Other liabilities	179,080	322,147

Total liabilities	7,172,136	7,230,206

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Preferred shares, $0.01 par value; 200,000,000 shares authorized; 2,000,000 Series A shares issued and outstanding; 1,137,763 and 1,167,263 Series B shares issued and outstanding	31	32
Common shares, $0.01 par value; 500,000,000 shares authorized; 56,604,650 shares issued	567	567
Additional paid-in capital	533,333	515,066
Accumulated other comprehensive income, net of deferred income taxes	536,418	545,469
Retained earnings	2,678,406	2,493,798

Total shareholders’ equity	3,748,755	3,554,932

Total liabilities and shareholders’ equity	$10,920,891	$10,785,138

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)
(In thousands, except share and per share amounts)

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2010		2009	2010		2009
REVENUES
Gross premiums written		$1,038,887	$1,066,308		$477,231	$511,388
Ceded premiums written		144,096	127,522		55,627	51,581

Net premiums written		894,791	938,786		421,604	459,807
Decrease in net unearned premiums		32,799	11,703		48,891	20,664

Net premiums earned		927,590	950,489		470,495	480,471
Net investment income		163,324	160,086		79,794	92,758
Net realized investment gains (losses):
Net realized investment gains		170,223	83,079		113,245	100,503
Other-than-temporary impairment losses		(7,656)	(126,706)		(3,603)	(45,332)

Total net realized investment gains (losses)		162,567	(43,627)		109,642	55,171

Total revenues		1,253,481	1,066,948		659,931	628,400

EXPENSES
Losses and loss adjustment expenses		696,940	639,494		321,042	321,903
Acquisition costs		178,873	190,848		89,833	97,844
Other underwriting expenses		96,703	87,127		45,696	44,022
Other expense (income), net		13,240	(11,251)		(18,699)	(15,453)
Interest expense		14,996	15,903		7,511	7,818

Total expenses		1,000,752	922,121		445,383	456,134

Income before income taxes		252,729	144,827		214,548	172,266

Federal and foreign income tax provision (benefit):
Current		77,435	64,824		39,638	30,202
Deferred		(11,849)	(37,464)		24,512	19,086

Total federal and foreign income tax provision		65,586	27,360		64,150	49,288

Net income		187,143	117,467		150,398	122,978
Preferred dividends		(2,539)	(2,670)		(1,268)	(1,334)
Gain on purchase of Series B preferred shares		4	7,997		4	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS		$184,608	$122,794		$149,134	$121,644

BASIC
Weighted average common shares outstanding		N/A	59,150,960		N/A	58,929,288
Basic earnings per common share	$	N/A	$2.05	$	N/A	$2.04
DILUTED
Weighted average common shares outstanding		N/A	59,581,273		N/A	59,297,740
Diluted earnings per common share	$	N/A	$2.04	$	N/A	$2.03
DIVIDENDS
Dividends declared per common share	$	N/A	$0.150	$	N/A	$0.075
COMPREHENSIVE INCOME (LOSS)
Net income		$187,143	$117,467		$150,398	$122,978
Other comprehensive (loss) income, net of tax		(9,051)	275,058		(109,682)	359,818

Comprehensive income		$178,092	$392,525		$40,716	$482,796

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)
(In thousands, except share amounts)

	Six Months Ended
	June 30,
	2010	2009
PREFERRED SHARES (par value)
Balance, beginning of period	$32	$39
Series B preferred shares purchased	(1)	(7)

Balance, end of period	31	32

COMMON SHARES (par value)
Balance, beginning of period	567	603
Common shares repurchased and retired	—	(12)

Balance, end of period	567	591

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of period	515,066	614,203
Capital contribution	18,986	—
Common shares repurchased and retired	—	(47,506)
Series B preferred shares purchased	(719)	(17,173)
Net change due to stock option exercises and restricted share awards	—	(14,731)
Net effect of share-based compensation	—	7,117
Common shares issued	—	167

Balance, end of period	533,333	542,077

TREASURY SHARES (at cost)
Balance, beginning of period	—	(795)
Purchases of treasury shares	—	(18,001)
Reissuance of treasury shares	—	14,731

Balance, end of period	—	(4,065)

ACCUMULATED OTHER COMPREHENSIVE INCOME NET OF DEFERRED INCOME TAXES
Balance, beginning of period	545,469	82,421
Beginning of period transition adjustment	—	(425)

Adjusted balance, beginning of period	545,469	81,996
Unrealized net (depreciation) appreciation on securities, net of reclassification adjustments	(62,442)	273,891
Foreign currency translation adjustments	53,391	1,167

Balance, end of period	536,418	357,054

RETAINED EARNINGS
Balance, beginning of period	2,493,798	2,131,264
Beginning of period transition adjustment	—	(213)

Adjusted beginning balance	2,493,798	2,131,051
Net income	187,143	117,467
Gain on purchase of Series B preferred shares	4	7,997
Dividends to preferred shareholders	(2,539)	(2,670)
Dividends to common shareholders	—	(8,966)

Balance, end of period	2,678,406	2,244,879

TOTAL SHAREHOLDERS’ EQUITY	$3,748,755	$3,140,568

COMMON SHARES OUTSTANDING
Balance, beginning of period	56,604,450	60,242,949
Repurchased and retired	—	(1,182,800)
Net treasury shares acquired	—	(88,797)
Shares issued	—	9,000

Balance, end of period	56,604,450	58,980,352

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,143	$117,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in premiums receivable and funds held, net	78,351	69,659
Decrease in unearned premiums and prepaid reinsurance premiums, net	(33,787)	(13,633)
Increase in unpaid losses and loss adjustment expenses, net	96,952	29,604
Change in current and deferred federal and foreign income taxes, net	1,522	(232,722)
Decrease in deferred acquisition costs	8,274	5,097
Change in other assets and liabilities, net	(64,567)	(95,832)
Net realized investment (gains) losses	(162,567)	43,627
Bond discount amortization, net	(8,896)	(8,123)
Amortization of compensation plan costs	13,340	7,116

Net cash provided by (used in) operating activities	115,765	(77,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of fixed income securities, available for sale	1,379	160,000
Sales of fixed income securities, available for sale	655,336	161,142
Purchases of fixed income securities, available for sale	(887,228)	(503,839)
Sales of equity securities	427,414	182,367
Purchases of equity securities	(83,121)	(429,503)
Sales of other invested assets	9,735	65,389
Purchases of other invested assets	(322,874)	(11,319)
Net change in cash and cash equivalents held as collateral	31,899	74,314
Sales of trading securities	433,391	39,642
Purchases of trading securities	(384,193)	(216,504)
Net change in short-term investments	92,279	655,750

Net cash (used in) provided by investing activities	(25,983)	177,439

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	18,986	—
Purchase of Series B preferred shares	(715)	(9,183)
Dividends paid to preferred shareholders	(2,544)	(3,259)
Common shares repurchased and retired	—	(39,680)
Purchase of treasury shares	—	(18,001)
Dividends paid to common shareholders	—	(8,976)
Proceeds from exercise of stock options	—	167

Net cash provided by (used in) financing activities	15,727	(78,932)

Effect of exchange rate changes on cash and cash equivalents	(62,329)	79,752

Increase in cash and cash equivalents	43,180	100,519
Cash and cash equivalents, beginning of period	941,444	755,747

Cash and cash equivalents, end of period	$984,624	$856,266

Supplemental disclosures of cash flow information:
Interest paid	$14,702	$15,694

Income taxes paid	$64,015	$258,762

See accompanying notes to consolidated financial statements.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
     Odyssey Re Holdings Corp. (together with its subsidiaries, the “Company” or “OdysseyRe”) is an underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis, and an underwriter of specialty insurance, primarily in the United States and through the Lloyd’s of London marketplace. Odyssey Re Holdings Corp. was formed as a holding company and incorporated in Delaware in 2001 in conjunction with its initial public offering. Odyssey Re Holdings Corp. owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary, which is domiciled in the state of Connecticut. Odyssey America directly or indirectly owns all of the common shares of the following subsidiaries: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited, Newline Underwriting Management Limited, which manages Newline Syndicate (1218), a member of Lloyd’s of London, Newline Insurance Company Limited (“NICL”), Newline Corporate Name Limited (“NCNL”), which provides capital for and receives the distributed earnings from Newline Syndicate (1218) (collectively, “Newline”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”) and Napa River Insurance Services, Inc. As of June 30, 2010, Fairfax Financial Holdings Limited (“Fairfax”), a publicly-traded financial services holding company based in Canada, owned 100% of OdysseyRe.
     In September 2009, Fairfax commenced a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of OdysseyRe that Fairfax and its subsidiaries did not currently own for $65.00 in cash per share. Pursuant to the Offer, which expired on October 21, 2009, Fairfax acquired a total of approximately 14.3 million shares of common stock of OdysseyRe (the “Tendered Shares”). The Tendered Shares, combined with the shares previously owned by Fairfax and its subsidiaries, represented approximately 97.1% of the 58,451,922 shares of common stock of OdysseyRe then outstanding. Following the purchase of the Tendered Shares, Fairfax caused a short-form merger pursuant to which Fairfax Investments USA Corp., a newly-formed, wholly-owned subsidiary of Fairfax, merged with and into OdysseyRe (the “Merger”). The Merger was effected on October 28, 2009. As a result of the Merger, all of the remaining shares of OdysseyRe’s common stock held by the remaining minority shareholders of OdysseyRe were cancelled and, subject to appraisal rights under Delaware law, converted into the right to receive $65.00 per share in cash, without interest, and subject to any applicable withholding of taxes. As a result of the Merger, Fairfax and its subsidiaries became the owner of 100% of the outstanding shares of the Company’s common stock. The Company subsequently withdrew its shares of common stock from listing on the New York Stock Exchange and terminated registration of these shares under the Securities Exchange Act of 1934. All OdysseyRe common shares remaining in the Company’s treasury following the Merger were cancelled.
     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated. The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions, which could differ materially from actual results that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Certain financial information and disclosures that are usually included in annual financial statements prepared in accordance with GAAP have been omitted since they are not required for interim reporting purposes. Readers should review the Company’s 2009 Annual Report on Form 10-K for a more complete description of the Company’s business and accounting policies. The Company’s unaudited interim consolidated financial statements include all normal recurring adjustments that, in the Company’s opinion, are required for a fair statement of its financial position on such dates, and the results of operations and cash flows for the periods presented. Certain amounts from prior periods have been reclassified to conform to the current year’s presentations. The results for the six months ended June 30, 2010 are not necessarily indicative of the results for a full year.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     In January 2010, the FASB issued an accounting standard to require more detailed disclosures for assets and liabilities measured at fair value. The standard requires gross presentation of purchases, issuances, settlements and sales of Level 3 assets and liabilities (see Note 3 for a description of the fair value levels). The standard also requires disclosures of transfers between all levels and the policy and rationale for the transfer. The disclosure requirements have been incorporated into this Form 10-Q.
     On May 20, 2010, Fairfax announced that it had completed the acquisition of all of the outstanding shares of Zenith National Insurance Corp.’s (“Zenith”) common stock that it did not currently own. With Fairfax’s completion of the Zenith acquisition, the Company has determined that it is appropriate to change the classification of its 6.3% ownership in Zenith from a common stock at fair value to a common stock at equity. As a result of this change, the Company has retrospectively adjusted its consolidated financial statements to reflect its ownership of Zenith as if the equity method of accounting had been utilized since the date of the original purchase, as required by GAAP. This change in accounting principle resulted in the following adjustments to the respective captions of the Company’s previously reported consolidated financial statements:

	Previously
	Reported	Adjustment	As Adjusted
As of March 31, 2010:

Consolidated Balance Sheet:
Assets:
Common stocks, at fair value	$2,076,358	$(89,773)	$1,986,585
Common stocks, at equity	160,345	68,875	229,220
Federal and foreign income taxes receivable	18,233	7,314	25,547
Total assets	$10,950,997	$(13,584)	$10,937,413

Shareholders’ Equity:
Accumulated other comprehensive income, net of deferred income taxes	$659,449	$(13,349)	$646,100
Retained earnings	2,529,507	(235)	2,529,272
Total shareholders’ equity	$3,719,077	$(13,584)	$3,705,493

For the Three Months Ended March 31, 2010:

Consolidated Statements of Operations and Comprehensive Income:
Net investment income	$84,104	$(574)	$83,530
Net realized investment gains	58,010	(1,032)	56,978
Federal and foreign income tax benefit — deferred	(35,799)	(562)	(36,361)
Net income	37,789	(1,044)	36,745
Net income available to common shareholders	$36,518	$(1,044)	$35,474

As of December 31, 2009:

Consolidated Balance Sheet:
Assets:
Common stocks, at fair value	$2,071,037	$(61,520)	$2,009,517
Common stocks, at equity	158,460	61,056	219,516
Federal and foreign income taxes receivable	45,333	162	45,495
Total assets	$10,785,440	$(302)	$10,785,138

Shareholders’ Equity:
Accumulated other comprehensive income, net of deferred income taxes	$546,580	$(1,111)	$545,469
Retained earnings	2,492,989	809	2,493,798
Total shareholders’ equity	$3,555,234	$(302)	$3,554,932

For the Twelve Months Ended December 31, 2009:

Consolidated Statements of Operations and Comprehensive Income:
Net investment income	$317,894	$(1,565)	$316,329
Net realized investment gains	312,964	3,137	316,101
Federal and foreign income tax provision — deferred	(32,706)	550	(32,156)
Net income	372,314	1,022	373,336
Net income available to common shareholders	$375,078	$1,022	$376,100

As of June 30, 2009:

Consolidated Balance Sheet:
Assets:
Common stocks, at fair value	$1,928,766	$(10,528)	$1,918,238
Common stocks, at equity	139,717	13,938	153,655
Federal and foreign income taxes receivable	143,313	(1,194)	142,120
Total assets	$10,150,029	$2,217	$10,152,246

Shareholders’ Equity:
Accumulated other comprehensive income, net of deferred income taxes	$354,752	$2,302	$357,054
Retained Earnings	2,244,965	(85)	2,244,880
Total shareholders’ equity	$3,138,352	$2,217	$3,140,569

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Previously
	Reported	Adjustment	As Adjusted
For the Six Months Ended June 30, 2009:

Consolidated Statements of Operations and Comprehensive Income:
Net investment income	$160,427	$(341)	$160,086
Net realized investment gains	82,542	537	83,079
Federal and foreign income tax provision — deferred	(37,533)	69	(37,464)
Net income	117,340	127	117,467
Net income available to common shareholders	$122,667	$127	$122,794

Basic earnings per common share	$2.04	$0.01	$2.05
Diluted earnings per common share	2.04	—	2.04

Consolidated Statement of Shareholders’ Equity:
Accumulated other comprehensive income, net of deferred income taxes:
Balance, beginning of period	$82,421	$(425)	$81,996
Unrealized net gains on securities, net of reclassification adjustments	271,164	2,727	273,891
Retained earnings:
Balance, beginning of period	2,131,264	(213)	2,131,051
Net income	117,340	127	117,467
Total shareholders’ equity	$3,138,352	$2,216	$3,140,568

Consolidated Statement of Cash Flows:
Net income	$117,340	$127	$117,467
Change in current and deferred federal and foreign income taxes, net	(232,791)	69	(232,722)
Change in other assets and liabilities, net	(96,173)	341	(95,832)
Net realized investment (gains) losses	44,164	(537)	43,627
Net cash provided by (used in) operating activities	$(77,740)	$—	$(77,740)

For the Three Months Ended June 30, 2009:

Consolidated Statements of Operations and Comprehensive Income:
Net investment income	$92,966	$(208)	$92,758
Net realized investment gains	100,531	(28)	100,503
Federal and foreign income tax provision — deferred	19,169	(83)	19,086
Net income	123,131	(153)	122,978
Net income available to common shareholders	$121,797	$(153)	$121,644

Basic earnings per common share	$2.04	$—	$2.04
Diluted earnings per common share	2.03	—	2.03

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
2. Earnings Per Common Share
     As a result of the Merger (see Note 1), Fairfax attained 100% ownership of the Company; accordingly, the Company has not presented earnings per common share for the six and three months ended June 30, 2010. On January 1, 2009, the Company adopted an accounting standard that resulted in the Company treating its unvested share-based payment awards, for the purpose of calculating earnings per share, as a separate class of securities, due to the non-forfeitable rights to dividends. The following table shows the allocation of net income available to common shareholders as calculated in accordance with the two-class method for the six and three months ended June 30, 2009 (in thousands):

	Six Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009
Net income	$117,467	$122,978
Preferred dividends	(2,670)	(1,334)
Gain on purchase of Series B preferred shares	7,997	—

Net income available to common shareholders	$122,794	$121,644

Allocation of net income for basic earnings per share:
Common shares	$121,075	$119,923
Participating securities	1,719	1,721

Net income available to common shareholders	$122,794	$121,644

     Net income per common share for the six and three months ended June 30, 2009, as presented in the following table, has been computed based upon weighted average common shares outstanding (in thousands, except share and per share amounts):

	Six Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009
Net income to common shares — basic	$121,075	$119,923
Undistributed earnings allocated to share-based payments	532	413

Net income to common shares — diluted	$121,607	$120,336

Weighted average common shares outstanding — basic	59,150,960	58,929,288
Effect of dilutive shares:
Restricted shares	360,956	302,567
Stock options	69,357	65,885

Total effect of dilutive shares	430,313	368,452

Weighted average common shares outstanding — diluted	59,581,273	59,297,740

Net earnings per common share:
Basic	$2.05	$2.04
Diluted	2.04	2.03
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Net income per participating security for the six and three months ended June 30, 2009, as presented in the following table, has been computed based upon weighted average restricted shares outstanding (in thousands, except share and per share amounts):

	Six Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009
Net income to participating securities — basic	$1,719	$1,721

Weighted average restricted shares outstanding — basic	845,144	849,766
Net earnings per participating security — basic	$2.03	$2.03
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
     The Company is responsible for determining the fair value of its investment portfolio by utilizing market-

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
driven fair value measurements obtained from active markets where available, by considering other observable and unobservable inputs and by employing valuation techniques that make use of current market data. For the majority of the Company’s investment portfolio, the Company uses quoted prices and other information from independent pricing sources in determining fair values.
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
     The Company uses valuation techniques to establish the fair value of Level 3 investments. As of June 30, 2010 and December 31, 2009, the Company held $313.4 million and $47.5 million, respectively, of investments that are classified as Level 3. These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. To verify Level 3 pricing, the Company assesses the reasonableness of the fair values by comparison to economic pricing models, by reference to movements in credit spreads, and by comparing the fair values to recent transaction prices for similar assets, where available.
     A review of fair value hierarchy classifications is conducted on a quarterly basis. To ensure accuracy in the classification within the fair value hierarchy, the Company evaluates changes in market conditions, availability of observable market data, changes in pricing methodologies and other critical factors to determine if it is appropriate to reclassify any of its investments between levels. Reclassifications impacting any of the levels of the fair value hierarchy are generally reported as transfers in or out of the level as of the beginning of the period in which the reclassifications occur. The Company has determined that it should not reclassify any of its investments between levels for the six and three months ended June 30, 2010.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements as of June 30, 2010
		Quoted Prices in
	Asset / Liability	Active Markets	Significant
	Measured at	for Identical	Other	Significant
	Fair Value	Assets /	Observable	Unobservable
	June 30,	Liabilities	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Fixed income securities, available for sale:
United States government, government agencies and authorities	$208,771	$—	$208,771	$—
States, municipalities and political subdivisions	3,294,390	—	3,294,390	—
Foreign governments	883,440	—	883,440	—
Corporate	263,795	—	263,795	—

Total fixed income securities, available for sale	4,650,396	—	4,650,396	—

Fixed income securities, held as trading securities:
Foreign governments	101,999	—	101,999	—
Mortgage-related	90,357	—	73,028	17,329
Corporate	370,994	—	370,994	—

Total fixed income securities, held as trading securities	563,350	—	546,021	17,329

Redeemable preferred stock, available for sale	108	—	108	—
Convertible preferred stock, held as trading securities	160,251	—	102,490	57,761
Common stocks, available for sale	1,580,575	1,549,104	31,471	—
Short-term investments, available for sale	60,492	60,492	—	—
Short-term investments, held as trading securities	79,413	79,413	—	—
Cash equivalents	730,331	730,331	—	—
Derivatives	284,658	—	284,658	—
Other investments	253,239	3,899	11,060	238,280

Total assets measured at fair value	$8,362,813	$2,423,239	$5,626,204	$313,370

Derivative liabilities	$34,603	$—	$34,603	$—

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

		Fair Value Measurements as of December 31, 2009
		Quoted Prices in
	Asset / Liability	Active Markets	Significant
	Measured at	for Identical	Other	Significant
	Fair Value	Assets /	Observable	Unobservable
	December 31,	Liabilities	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Fixed income securities, available for sale:
United States government, government agencies and authorities	$141,037	$—	$141,037	$—
States, municipalities and political subdivisions	3,087,556	—	3,087,556	—
Foreign governments	796,611	—	796,611	—
Corporate	348,761	—	348,761	—

Total fixed income securities, available for sale	4,373,965	—	4,373,965	—

Fixed income securities, held as trading securities:
Foreign governments	99,399	—	99,399	—
Mortgage-related	70,344	—	56,098	14,246
Corporate	362,975	—	362,975	—

Total fixed income securities, held as trading securities	532,718	—	518,472	14,246

Redeemable preferred stock, available for sale	108	—	108	—
Convertible preferred stock, held as trading securities	82,470	—	82,470	—
Common stocks, available for sale	2,009,517	1,973,611	35,906	—
Short-term investments, available for sale	125,100	125,100	—	—
Short-term investments, held as trading securities	238,403	238,403	—	—
Cash equivalents	776,136	776,136	—	—
Derivatives	19,981	—	19,981	—
Other investments	46,131	1,553	11,280	33,298

Total assets measured at fair value	$8,204,529	$3,114,803	$5,042,182	$47,544

Derivative liabilities	$39,295	$—	$39,295	$—

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following tables provide a summary of changes in the fair value of Level 3 financial assets for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009	2010	2010
	Fixed Income		Equity	Other Invested
	Securities		Securities	Assets
Beginning balance	$14,246	$67,423	$—	$33,298
Total realized investment gains (losses) included in net income	6,686	(2,588)	2,561	(6,718)
Purchases	7,425	19,152	55,200	211,700
Settlements	(11,028)	(14,494)	—	—
Transfers from Level 3 to Level 2	—	(47,787)	—	—

Ending balance	$17,329	$21,706	$57,761	$238,280

	Three Months Ended June 30,
	2010	2009	2010	2010
	Fixed Income		Equity	Other Invested
	Securities		Securities	Assets
Beginning balance	$17,199	$30,093	$—	$31,309
Total realized investment gains (losses) included in net income	5,011	613	2,561	(4,029)
Purchases	1,858	1,520	55,200	211,000
Settlements	(6,739)	(10,520)	—	—

Ending balance	$17,329	$21,706	$57,761	$238,280

     The following table presents realized investment gains and losses included in net income related to Level 3 assets for the six months ended June 30, 2010 and 2009 (in thousands):

	Net Realized Investment Gains (Losses) on:
	Fixed			Other
	Income		Equity	Invested
	Securities		Securities	Assets
	2010	2009	2010	2010
Realized investment gains related to securities sold	$5,354	$4,099	$—	$—
Realized investment gains (losses) related to securities held	1,332	(6,687)	2,561	(6,718)

Total net realized investment gains (losses) relating to Level 3 assets	$6,686	$(2,588)	$2,561	$(6,718)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following table presents realized investment gains and losses included in net income related to Level 3 assets for the three months ended June 30, 2010 and 2009 (in thousands):

	Net Realized Investment Gains on:
	Fixed			Other
	Income		Equity	Invested
	Securities		Securities	Assets
	2010	2009	2010	2010
Realized investment gains related to securities sold	$3,588	$3,829	$—	$—
Realized investment gains (losses) related to securities held	1,423	(3,216)	2561	(4,029)

Total net realized investment gains (losses) relating to Level 3 assets	$5,011	$613	$2,561	$(4,029)

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
     On January 1, 2008, the Company elected the FVO for its investment in common stock of Advent Capital (Holdings) PLC (“Advent”). At the time, Advent common stock was publicly traded on a foreign stock exchange and its traded price was determined to be a better indicator of its value than its carrying value under the equity method. During 2009, Fairfax and certain of its subsidiaries, including the Company, purchased additional shares of Advent, bringing Fairfax’s ownership in Advent to 100%, of which the Company holds 21.7%.
     To determine the fair value of Advent common stock, the Company evaluates observable price-to-book multiples of peer companies and applies such to Advent’s most recently available book value per share. As of June 30, 2010, the Company’s investment in Advent is recorded at fair value of $26.5 million in other invested assets, with related changes in fair value recognized as a realized investment gain or loss in the period in which they occur. The change in Advent’s fair value resulted in the recognition of a realized investment loss of $6.4 million and $4.1 million for the six and three months ended June 30, 2010, respectively. The change in Advent’s fair value resulted in the recognition of a realized investment loss of $2.2 million and a realized investment gain of $0.1 million for the six and three months ended June 30, 2009, respectively. Advent’s value as of June 30, 2010, calculated in accordance with the equity method of accounting, would have been $34.7 million.
     As of June 30, 2010, the Company has not elected the FVO for any of its liabilities.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
4. Investments and Cash
     The following is a summary of the Company’s investment portfolio as of June 30, 2010, excluding common stocks, at equity, other invested assets, fixed income securities held as trading securities, convertible preferred stock held as trading securities and short-term investments held as trading securities (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value
Fixed income securities, available for sale:
United States government, government agencies and authorities	$182,021	$27,722	$972	$208,771
States, municipalities and political subdivisions	2,948,414	347,648	1,672	3,294,390
Foreign governments	851,817	38,948	7,325	883,440
Corporate	217,786	50,398	4,389	263,795

Total fixed income securities, available for sale	4,200,038	464,716	14,358	4,650,396
Redeemable preferred stock, at fair value	108	—	—	108
Common stocks, at fair value	1,344,869	277,084	41,378	1,580,575
Short-term investments, at fair value	60,492	—	—	60,492
Cash and cash equivalents	984,624	—	—	984,624
Cash and cash equivalents held as collateral	24,821	—	—	24,821

Total	$6,614,952	$741,800	$55,736	$7,301,016

     Common stocks accounted for under the equity method of accounting were carried at $215.2 million as of June 30, 2010, reflecting gross unrealized appreciation of $43.0 million and no gross unrealized depreciation. Other invested assets were carried at $631.0 million as of June 30, 2010, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $563.4 million as of June 30, 2010, with changes in fair value reflected as realized investment gains or losses in the consolidated statement of operations. Fixed income securities held as trading securities include corporate, foreign government and mortgage-related securities, with fair values of $371.0 million, $102.0 million and $90.4 million, respectively, as of June 30, 2010. Convertible preferred stock and short-term investments held as trading securities were carried at fair value of $160.3 million and $79.4 million, respectively, as of June 30, 2010, with changes in fair value reflected in realized investment gains or losses in the consolidated statements of operations and comprehensive income.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following is a summary of the Company’s investment portfolio as of December 31, 2009, excluding common stocks, at equity, other invested assets, fixed income securities held as trading securities, convertible preferred stock held as trading securities, and short-term investments held as trading securities (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Appreciation	Depreciation	Fair Value
Fixed income securities, available for sale:
United States government, government agencies and authorities	$138,033	$7,309	$4,305	$141,037
States, municipalities and political subdivisions	2,808,873	318,037	39,354	3,087,556
Foreign governments	748,680	48,060	129	796,611
Corporate	275,553	73,292	84	348,761

Total fixed income securities, available for sale	3,971,139	446,698	43,872	4,373,965
Redeemable preferred stock, at fair value	108	—	—	108
Common stocks, at fair value	1,620,818	392,632	3,933	2,009,517
Short-term investments, at fair value	125,100	—	—	125,100
Cash and cash equivalents	941,444	—	—	941,444
Cash and cash equivalents held as collateral	56,720	—	—	56,720

Total	$6,715,329	$839,330	$47,805	$7,506,854

     Common stocks accounted for under the equity method of accounting were carried at $219.5 million as of December 31, 2009, reflecting gross unrealized appreciation of $35.0 million and no gross unrealized depreciation. Other invested assets were carried at $146.7 million as of December 31, 2009, reflecting no gross unrealized appreciation or depreciation. Fixed income securities held as trading securities were carried at fair value of $532.7 million as of December 31, 2009, with changes in fair value reflected as realized investment gains or losses in the consolidated statement of operations. Fixed income securities held as trading securities include corporate, foreign government and mortgage-related securities, with fair values of $363.0 million, $99.4 million and $70.3 million, respectively, as of December 31, 2009. Convertible preferred stock and short-term investments held as trading securities were carried at fair value of $82.5 million and $238.4 million, respectively, as of December 31, 2009, with changes in fair value reflected in realized investment gains or losses in the consolidated statements of operations and comprehensive income.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
  (a) Net Investment Income and Realized Investment Gains (Losses)
     The following table sets forth the components of net investment income for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest on fixed income securities	$141,051	$121,851	$71,181	$65,262
Dividends on preferred stocks	396	—	396	—
Dividends on common stocks, at fair value	20,359	29,933	10,746	13,289
Net income of common stocks, at equity	2,442	1,678	1,780	2,371
Interest on cash and short-term investments	4,354	7,654	1,937	2,764
Other invested assets	14,307	9,701	3,710	14,538

Gross investment income	182,909	170,817	89,750	98,224
Less: investment expenses	17,943	8,933	9,158	4,581
Less: interest on funds held under reinsurance contracts	1,642	1,798	798	885

Net investment income	$163,324	$160,086	$79,794	$92,758

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following table sets forth the components of net realized investment gains and losses for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	(Losses)
	Gains	Losses	(Losses)	Gains	Losses	Gains
Fixed income securities, available for sale	$69,253	$94,839	$(25,586)	$50,637	$10,332	$40,305
Fixed income securities, held as trading securities	47,104	15,461	31,643	58,823	10,721	48,102
Redeemable preferred stock	—	—	—	—	394	(394)
Convertible preferred stock, held as trading securities	2,561	37,811	(35,250)	—	—	—
Equity securities	94,897	13,050	81,847	15,830	123,992	(108,162)
Derivative securities	235,305	83,653	151,652	11,303	58,694	(47,391)
Other securities	33,713	75,452	(41,739)	69,282	45,369	23,913

Total	$482,833	$320,266	$162,567	$205,875	$249,502	$(43,627)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Gross	Gross	Net Realized	Gross	Gross	Net Realized
	Realized	Realized	Investment	Realized	Realized	Investment
	Investment	Investment	Gains	Investment	Investment	(Losses)
	Gains	Losses	(Losses)	Gains	Losses	Gains
Fixed income securities, available for sale	$49,837	$91,162	$(41,325)	$46,877	$6,275	$40,602
Fixed income securities, held as trading securities	6,864	13,982	(7,118)	52,803	(16,074)	68,877
Redeemable preferred stock	—	—	—	—	216	(216)
Convertible preferred stock, held as trading securities	2,561	24,633	(22,072)	—	—	—
Equity securities	12,596	10,151	2,445	11,942	45,597	(33,655)
Derivative securities	221,711	16,823	204,888	(10,341)	51,716	(62,057)
Other securities	4,673	31,849	(27,176)	48,631	7,011	41,620

Total	$298,242	$188,600	$109,642	$149,912	$94,741	$55,171

     The following table sets forth the amounts included in net realized investment gains for the six and three months ended June 30, 2010 and 2009 related to realized investment losses on the other-than-temporary impairment of investments (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed income securities	$2,911	$3,362	$—	$226
Preferred stock	—	216	—	216
Equity securities	4,745	123,128	3,603	44,890

Total other-than-temporary impairments	$7,656	$126,706	$3,603	$45,332

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
  (b) Unrealized Appreciation (Depreciation)
     The following table sets forth the changes in unrealized net appreciation (depreciation) of investments, and the related tax effect, reflected in accumulated other comprehensive income for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed income securities	$47,532	$186,341	$37,265	$75,808
Redeemable preferred stock	—	395	—	216
Equity securities	(144,985)	234,634	(273,580)	473,752
Short-term investments	—	(1)	—	(51)

(Decrease) increase in unrealized net appreciation of investments	(97,453)	421,369	(236,315)	549,725
Deferred income tax benefit (expense)	34,108	(147,478)	82,711	(192,405)

Change in net unrealized (depreciation) appreciation of investments included in other comprehensive income	$(63,345)	$273,891	$(153,604)	$357,320

  (c) Common Stocks, at Equity
     Common stocks, at equity, totaled $215.2 million as of June 30, 2010 and $219.5 million as of December 31, 2009. The following table sets forth the components of common stocks, at equity, as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Fairfax Asia Limited	$90,280	$84,086
TRG Holding Corporation	74,327	74,347
Zenith National Insurance Corp.	50,578	61,056
Other	27	27

Total common stocks, at equity	$215,212	$219,516

     For common stocks, at equity, as of June 30, 2010, the relative ownership held by the Company was 13.0% for TRG Holding Corporation (which is 100% owned by Fairfax), 26.2% (economic) for Fairfax Asia Limited (which is 100% owned by Fairfax) and 6.3% (economic) for Zenith (which is 100% owned by Fairfax).

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
  (d) Derivative Investments and Short Sales
     The Company has utilized credit default swaps, call options and warrants, total return swaps, interest rate options, forward currency contracts, futures contracts, inflation-linked instruments and short sales to manage against adverse changes in the values of assets and liabilities. These products are typically not linked to specific assets or liabilities on the consolidated balance sheets or a forecasted transaction and, therefore, do not qualify for hedge accounting. The following tables set forth the Company’s derivative positions, which are included in other invested assets or other liabilities in the consolidated balance sheets, as of June 30, 2010 and December 31, 2009, respectively (in thousands):

	As of June 30, 2010
	Exposure/
	Notional		Fair Value	Fair Value
	Amount	Cost	Asset	Liability
CPI-linked derivative contracts	$12,866,545	$103,595	$131,105	$—
Total return swaps	2,123,156	—	133,822	—
Credit default swaps	527,713	8,697	12,148	—
Forward currency contracts	445,349	—	—	29,690
Warrants	165,475	9,984	7,584	—
Interest rate swaps	140,000	—	—	4,913

	As of December 31, 2009
	Exposure/
	Notional		Fair Value	Fair Value
	Amount	Cost	Asset	Liability
CPI-linked derivative contracts	$605,743	$4,017	$4,063	$—
Total return swaps	818,416	—	3,132	—
Credit default swaps	1,295,187	20,583	9,986	—
Forward currency contracts	416,293	—	—	39,251
Warrants	163,116	5,318	2,801	—
Interest rate swaps	140,000	—	—	43

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following tables summarize the effect of the hedging instruments and related hedged items on the Company’s historical financial position, results of operations and cash flows as of and for the six and three months ended June 30, 2010 and 2009 (in thousands):

	As of and for the Six Months Ended June 30, 2010
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$160,359	$160,359	$—	$(35,250)	$(35,250)	$—
Common stocks, at fair value	1,580,575	1,580,575	(152,992)	82,989	(70,003)	86,994
Other	112,607	(11,014)	—	(28,262)	(28,262)	(17,248)

Total equity exposure	$1,853,541	$1,729,920	(152,992)	19,477	(133,515)	69,746

Hedging instruments:
Other invested assets:
Total return swaps	$2,010,549	$144,836	—	149,504	149,504	7,800

Total equity hedging instruments	$2,010,549	$144,836	—	149,504	149,504	7,800

Net equity impact			$(152,992)	$168,981	$15,989	$77,546

Credit risk exposures:
Fixed income securities	$5,213,746	$5,213,746	$47,532	$6,057	$53,589	$(25,943)

Derivatives — other invested assets	13,032,020	138,689	—	27,722	27,722	141

Cash, cash equivalents and short-term investments	1,149,350	1,149,350	—	(31,352)	(31,352)	(31,352)
Premiums receivable	394,394	394,394	—	(250)	(250)	(250)
Reinsurance recoverable	1,241,655	1,241,655	—	989	989	—

Total credit risk exposure	$21,031,165	$8,137,834	47,532	3,166	50,698	(57,404)

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$195,985	$4,683	—	1,585	1,585	(1,868)
Insurance	331,728	7,465	—	577	577	(10,018)

Total credit default swaps	$527,713	$12,148	—	2,162	2,162	(11,886)

Net equity impact			$47,532	$5,328	$52,860	$(69,290)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of and for the Six Months Ended June 30, 2009
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Losses	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$108	$108	$395	$(394)	$1	$(1,095)
Common stocks, at fair value	1,918,238	1,918,238	233,808	(108,699)	125,109	(81,046)

Total equity exposure	$1,918,346	$1,918,346	234,203	(109,093)	125,110	(82,141)

Hedging instruments:
Other invested assets:
Total return swaps	$—	$—	—	—	—	—

Total equity hedging instruments	$—	$—	—	—	—	—

Net equity impact			$234,203	$(109,093)	$125,110	$(82,141)

Credit risk exposures:
Fixed income securities	$4,451,930	$4,451,930	$186,341	$88,407	$274,748	$46,381
Derivatives — other invested assets	163,116	703	—	724	724	(237)
Cash, cash equivalents and short-term investments	1,415,404	1,415,404	(1)	28,478	28,477	28,478
Premiums receivable	486,894	486,894	—	(1,500)	(1,500)	(1,500)
Reinsurance recoverable	1,023,580	1,023,580	—	—	—	—

Total credit risk exposure	$7,540,924	$7,378,511	186,340	116,109	302,449	73,122

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$403,581	$8,414	—	3,968	3,968	12,836
Insurance	868,335	16,831	—	(17,414)	(17,414)	21,124

Total credit default swaps	$1,271,916	$25,245	—	(13,446)	(13,446)	33,960

Net equity impact			$186,340	$102,663	$289,003	$107,082

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of and for the Three Months Ended June 30, 2010
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Losses	Losses	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$160,359	$160,359	$—	$(22,072)	$(22,072)	$—
Common stocks, at fair value	1,580,575	1,580,575	(278,645)	2,554	(276,091)	6,157
Other	112,607	(11,014)	—	(26,758)	(26,758)	(17,248)

Total equity exposure	$1,853,541	$1,729,920	(278,645)	(46,276)	(324,921)	(11,091)

Hedging instruments:
Other invested assets:
Total return swaps	$2,010,549	$144,836	—	190,038	190,038	45,464

Total equity hedging instruments	$2,010,549	$144,836	—	190,038	190,038	45,464

Net equity impact			$(278,645)	$143,762	$(134,883)	$34,373

Credit risk exposures:
Fixed income securities	$5,213,746	$5,213,746	$37,265	$(48,443)	$(11,178)	$(42,506)
Derivatives — other invested assets	13,032,020	138,689	—	39,415	39,415	—
Cash, cash equivalents and short-term investments	1,149,350	1,149,350	—	(20,131)	(20,131)	(20,131)
Premiums receivable	394,394	394,394	—	—	—	—
Reinsurance recoverable	1,241,655	1,241,655	—	1,239	1,239	—

Total credit risk exposure	$21,031,165	$8,137,834	37,265	(27,920)	9,345	(62,637)

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	195,985	4,683	—	1,838	1,838	(1,064)
Insurance	331,728	7,465	—	1,619	1,619	(10,018)

Total credit default swaps	$527,713	$12,148	—	3,457	3,457	(11,082)

Net equity impact			$37,265	$(24,463)	$12,802	$(73,719)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	As of and for the Three Months Ended June 30, 2009
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Losses	Losses	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$108	$108	$216	$(216)	$—	$1
Common stocks, at fair value	1,918,238	1,918,238	473,784	(33,627)	440,157	(84,212)

Total equity exposure	$1,918,346	$1,918,346	474,000	(33,843)	440,157	(84,211)

Hedging instruments:
Other invested assets:
Total return swaps	$—	$—	—	—	—	—

Total equity hedging instruments	$—	$—	—	—	—	—

Net equity impact			$474,000	$(33,843)	$440,157	$(84,211)

Credit risk exposures:
Fixed income securities	$4,451,930	$4,451,930	$75,808	$109,479	$185,287	$43,289

Derivatives — other invested assets	163,116	703	—	678	678	—
Cash, cash equivalents and short-term investments	1,415,404	1,415,404	(51)	39,326	39,275	39,326
Premiums receivable	486,894	486,894	—	(1,500)	(1,500)	(1,500)
Reinsurance recoverable	1,023,580	1,023,580	—	750	750	—

Total credit risk exposure	$7,540,924	$7,378,511	75,757	148,733	224,490	81,115

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	403,581	8,414	—	(4,971)	(4,971)	5,121
Insurance	868,335	16,831	—	(11,546)	(11,546)	459

Total credit default swaps	$1,271,916	$25,245	—	(16,517)	(16,517)	5,580

Net equity impact			$75,757	$132,216	$207,973	$86,695

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
     The Company holds credit default swaps, referenced to certain issuers in the banking and insurance sectors of the financial services industry worldwide, that serve as an economic hedge against declines in the fair value of investments and other corporate assets resulting from systemic financial and credit risk. Under a credit default swap, as the buyer, the Company agrees to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties, are ISDA-standard credit events, namely: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
As of June 30, 2010, all credit default swap contracts held by the Company have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties. The Company obtains market-derived fair values for its credit default swaps from third-party providers, principally broker-dealers. The Company assesses the reasonableness of the fair values obtained from these providers by comparison to models validated by qualified personnel, by reference to movements in credit spreads, and by comparing the fair values to recent transaction prices for similar credit default swaps, where available.
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
     The fair values of credit default swaps may be subject to significant volatility, given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary significantly either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swap agreements. The fair value of the collateral as of June 30, 2010 was $0.6 million. As the Company funds all of its obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for the Company to provide collateral.
     The Company’s holdings of credit default swap contracts declined significantly in 2009 relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, the Company revised the financial objectives of its hedging program by determining not to replace its credit default swap hedge position as sales or expiries occurred, primarily based on the Company’s judgment that its exposure to elevated levels of credit risk had moderated, but also due to (i) the significant increase in the cost of purchasing credit protection (reducing the attractiveness of the credit default swap contract as a hedging instrument), (ii) improvement in the Company’s capital and liquidity (having benefited significantly from, among other things, more than $557.0 million in gains from sales of credit default swaps realized since 2007), and (iii) the Company’s judgment that managing credit risk through means other than the use of derivatives was, given the market environment, once again appropriate for mitigating the Company’s credit exposure arising from financial assets.
     The fair value of the credit default swaps portfolio was $12.1 million as of June 30, 2010, compared to $10.0 million as of December 31, 2009. The credit default swaps portfolio has an average term to expiration of 2.4 years as of June 30, 2010, an increase from 1.5 years as of December 31, 2009.
     The Company has entered into forward currency contracts to manage its foreign currency exchange rate risk on a macro basis. Under a forward currency contract, the Company and the counterparty are obligated to purchase or sell an underlying currency at a specified price and time. The collateral requirement related to the forward currency contracts was $53.4 million as of June 30, 2010. Forward currency contracts are recorded at fair value in other liabilities as of June 30, 2010 and December 31, 2009, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations and comprehensive income in the period in which they occur.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company has investments in warrants, which are contracts that grant the holder the right, but not the obligation, to purchase an underlying financial instrument at a given price and time or at a series of prices and times. Warrants, which are included in other invested assets as of June 30, 2010 and December 31, 2009, are recorded at fair value, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations and comprehensive income in the period in which they occur.
     The Company has entered into interest rate swaps to protect it from adverse movements in interest rates. Under its current interest rate swap contracts, the Company receives a floating interest rate and pays a fixed interest rate based on the notional amounts in the contracts. Interest rate swaps are recorded at fair value in other liabilities as of June 30, 2010 and December 31, 2009, with the related changes in fair value recognized as realized investment gains or losses in the consolidated statements of operations and comprehensive income in the period in which they occur.
     The Company holds significant investments in equities and equity-related securities, which the Company believes will significantly appreciate in value over time. The market values and the liquidity of these investments are volatile and may vary significantly either up or down in short periods. Their ultimate value, therefore, will only be known over the long term. During the second quarter of 2010, as a result of volatility in the equity markets and the uncertainty caused by credit concerns related to the sovereign debt of certain countries in the European Union, the Company determined to increase the level of protection of its equity and equity-related holdings against a potential decline in equity markets by way of additional short positions effected through equity index total return swaps. As a result, beginning in September 2009 and continuing into 2010, the Company re-initiated U.S. equity index total return swap contracts, which had an aggregate notional value of $2.0 billion as of June 30, 2010, to protect against potential future broad market downturns. The collateral requirement related to entering the total return swaps was $190.2 million as of June 30, 2010. As a result in the appreciation of the fair value of some of the total return swaps, counterparties to these contracts are required to place government securities as collateral. The fair value of this collateral as of June 30, 2010 was $59.3 million. These total return swap transactions terminate during the second quarter of 2011. The equity index total return swaps, in the aggregate, are recorded at fair value in other invested assets as of June 30, 2010 and December 31, 2009, respectively, with the related changes in the fair values recorded as realized gains or losses in the consolidated statements of operations and comprehensive income in the period in which they occur.
     During the first quarter of 2010, the Company purchased a long position common stock total return swap, with a total notional value of $112.6 million, as a replication of an investment in a publicly-listed common stock. The collateral requirement related to this swap, which terminates in the first quarter of 2011, was $13.0 million as of June 30, 2010. The common stock total return swap was in a loss position as of June 30, 2010, and is recorded in other liabilities. Changes in the fair value of common stock total return swaps are recorded as realized gains or losses in the consolidated statements of operations and comprehensive income in the period in which they occur.
     As an economic hedge against the potential adverse impact on the Company of decreasing price levels in the economy, the Company has purchased derivative contracts referenced to consumer price indices (“CPI”) in the geographic regions in which the Company operates. As of June 30, 2010 and December 31, 2009, the Company had 46 and three CPI-linked derivative contracts, respectively, outstanding, which had a notional value of $12.9 billion and $605.7 million, respectively, with a carrying value in the consolidated balance sheet of $131.1 million and $4.1 million, respectively, and a cost of $103.6 million and $4.0 million, respectively. These contracts have a remaining average life of 9.7 years and 10 years as of June 30, 2010 and December 31, 2009. As the remaining life of a contract declines, the fair value of the contract (excluding the impact of CPI changes) will generally decline. The initial premium paid for the contracts is recorded as a derivative asset and subsequently adjusted for changes in the unrealized fair value of the contracts at each balance sheet date. Changes in the unrealized fair value of the contracts are recorded as realized gains or losses on investments in the Company’s consolidated statements of operations and comprehensive income with a corresponding adjustment to the carrying value of the derivative asset. In the event of a sale, expiration or early settlement of one of the Company’s CPI-linked derivative contracts, the Company would receive the fair value of that contract on the date of the transaction. The Company’s maximum potential cash loss is limited to the premiums paid to enter into the derivative contracts. Pursuant to the agreements governing the CPI-linked derivatives,

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
counterparties to these transactions are contractually required to periodically deposit eligible collateral for the benefit of the Company in support of the then-current fair value of the derivative contracts. As of June 30, 2010, the fair value of this collateral was $63.5 million.
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
     Counterparties to the derivative instruments expose the Company to credit risk in the event of non-performance. The Company believes this risk is low, given the diversification among various highly-rated counterparties. The credit risk exposure is reflected in the fair value of the derivative instruments.
     The net realized investment gains or losses on disposal in the table below represent the total gains or losses from the purchase dates of the investments and have been reported in net realized investment gains in the consolidated statements of operations and comprehensive income. The change in fair value presented below consists of two components: (i) the reversal of the gain or loss recognized in previous years on securities sold and (ii) the change in fair value resulting from mark-to-market adjustments on contracts still outstanding. The following table sets forth the total net realized investment gains and losses on derivatives for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total return swaps:
Net realized investment (losses) gains on disposal	$(9,448)	$—	$28,216	$—
Change in fair value	130,690	—	135,064	—

Net realized investment gains	121,242	—	163,280	—

CPI-linked derivative contracts
Change in fair value	27,464	—	38,027	—

Net realized investment gains	27,464	—	38,027	—

Credit default swaps:
Net realized investment (losses) gains on disposal	(11,886)	33,960	(11,082)	5,580
Change in fair value	14,048	(47,406)	14,539	(22,097)

Net realized investment gains (losses)	2,162	(13,446)	3,457	(16,517)

Forward currency contracts:
Net realized investment (losses) gains on disposal	(2,584)	21,506	(2,691)	21,506
Change in fair value	9,561	(55,228)	5,101	(67,225)

Net realized investment gains (losses)	6,977	(33,722)	2,410	(45,719)

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Warrants:
Net realized investment gains (losses) on disposal	141	(237)	—	—
Change in fair value	117	961	1,388	678

Net realized investment gains	258	724	1,388	678

Interest rate swaps:
Net realized investment losses on disposal	(1,582)	(589)	(799)	(414)
Change in fair value	(4,869)	(83)	(2,875)	(85)

Net realized investment losses	(6,451)	(672)	(3,674)	(499)

Futures contracts:
Net realized investment losses on disposal	—	(275)	—	—

Net realized investment losses	—	(275)	—	—

Total derivatives:
Net realized investment (losses) gains on disposal	(25,359)	54,365	13,644	26,672
Change in fair value	177,011	(101,756)	191,244	(88,729)

Net realized investment gains (losses)	$151,652	$(47,391)	$204,888	$(62,057)

  (e) Assets on Deposit
     The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations. These requirements are generally promulgated in the statutes and regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. The Company utilizes trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of letter of credit requirements. Assets are also on deposit as collateral for certain open derivative contracts. As of June 30, 2010, restricted assets supporting these deposits and trust fund requirements totaled $1,269.5 million, as set forth in the following table (in thousands):

	As of June 30, 2010
	Restricted Assets Relating to:
	U.S.	Foreign
	Regulatory	Regulatory
	Requirements	Requirements	Total
Fixed income securities	$613,363	$568,895	$1,182,258
Cash, cash equivalents and short-term investments	6,993	80,288	87,281

Total	$620,356	$649,183	$1,269,539

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
5. Accumulated Other Comprehensive Income (Loss)
     The following table shows the components of the change in accumulated other comprehensive income (loss), net of deferred income taxes, for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Beginning balance of accumulated other comprehensive	$546,580	$82,421	$646,100	$(2,764)
Beginning balance of period transition adjustment (ASC 323)	(1,111)	(425)	—	—

Adjusted balance, beginning of period	545,469	81,996	646,100	(2,764)
Beginning balance of unrealized net appreciation (depreciation) on securities	538,335	75,166	627,483	(8,688)
Beginning balance of period transition adjustment (ASC 323)	(1,111)	(425)	—	—

Adjusted balance of unrealized net appreciation (depreciation), beginning of period	537,224	74,741	627,483	(8,688)
Ending balance of unrealized net appreciation on securities	474,782	348,632	474,782	348,632

Current period change in unrealized net (depreciation) appreciation on securities	(62,442)	273,891	(152,701)	357,320

Beginning balance of foreign currency translation adjustments	13,484	10,716	23,856	9,385
Ending balance of foreign currency translation adjustments	66,875	11,883	66,875	11,883

Current period change in foreign currency translation adjustments	53,391	1,167	43,019	2,498

Beginning balance of benefit plan liabilities	(5,239)	(3,461)	(5,239)	(3,461)
Ending balance of benefit plan liabilities	(5,239)	(3,461)	(5,239)	(3,461)

Current period change in benefit plan liabilities	—	—	—	—

Change in accumulated other comprehensive (loss) income	(9,051)	275,058	(109,682)	359,818

Ending balance of accumulated other comprehensive income	$536,418	$357,054	$536,418	$357,054

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The components of comprehensive income for the six and three months ended June 30, 2010 and 2009 are shown in the following table (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$187,143	$117,467	$150,398	$122,978

Other comprehensive income, before tax:
Unrealized net appreciation (depreciation) on securities arising during the period	52,032	366,924	(184,742)	562,791
Reclassification adjustment for realized investment (gains) losses included in net income	(149,486)	54,445	(51,572)	(13,065)
Foreign currency translation adjustments	82,140	1,795	66,183	3,842

Other comprehensive (loss) income, before tax	(15,314)	423,164	(170,131)	553,568

Tax (provision) benefit:
Unrealized net (appreciation) depreciation on securities arising during the period	(17,308)	(128,422)	65,563	(196,978)
Reclassification adjustment for realized investment gains (losses) included in net income	52,320	(19,056)	18,050	4,572
Foreign currency translation adjustments	(28,749)	(628)	(23,164)	(1,344)

Total tax benefit (provision)	6,263	(148,106)	60,449	(193,750)

Other comprehensive (loss) income, net of tax	(9,051)	275,058	(109,682)	359,818

Comprehensive income	$178,092	$392,525	$40,716	$482,796

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
6. Unpaid Losses and Loss Adjustment Expenses
     The following table sets forth the activity in the liability for unpaid losses and loss adjustment expenses for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross unpaid losses and loss adjustment expenses, beginning of period	$5,507,766	$5,250,484	$5,636,968	$5,266,303
Less: Ceded unpaid losses and loss adjustment expenses, beginning of period	841,486	690,171	899,470	689,208

Net unpaid losses and loss adjustment expenses, beginning of period	4,666,280	4,560,313	4,737,498	4,577,095

Add: Net losses and loss adjustment expenses incurred related to:
Current period	694,304	650,376	313,530	320,971
Prior periods	2,636	(10,882)	7,512	932

Total net losses and loss adjustment expenses incurred	696,940	639,494	321,042	321,903

Less: Net paid losses and loss adjustment expenses related to:
Current period	61,285	61,829	40,322	35,205
Prior periods	532,469	524,757	272,730	256,715

Total net paid losses and loss adjustment expenses	593,754	586,586	313,052	291,920

Effects of exchange rate changes	(51,962)	51,294	(27,984)	57,437

Net unpaid losses and loss adjustment expenses, end of period	4,717,504	4,664,515	4,717,504	4,664,515
Add: Ceded unpaid losses and loss adjustment expenses, end of period	935,379	739,213	935,379	739,213

Gross unpaid losses and loss adjustment expenses, end of period	$5,652,883	$5,403,728	$5,652,883	$5,403,728

     Estimates of reserves for unpaid losses and loss adjustment expenses, with respect to loss events that have occurred on or before the balance sheet date, are contingent on many assumptions that may or may not occur in the future. These assumptions include loss estimates attributable to a variety of loss events, including earthquakes, hurricanes, windstorms and floods. The eventual outcome of these loss events may be different from the assumptions underlying the Company’s reserve estimates. When the business environment and loss trends diverge from expected trends, the Company may have to adjust its reserves accordingly, potentially resulting in adverse or favorable effects to the Company’s financial results. The Company believes that the recorded estimate represents the best estimate of unpaid losses and loss adjustment expenses based on the information available as of June 30, 2010. The estimate is reviewed on a quarterly basis, and the ultimate liabilities of the Company may be greater or less than the amounts provided, for which any adjustments will be reflected in the periods in which they become known.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Net losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $694.3 million for the six months ended June 30, 2010, an increase of $43.9 million from $650.4 million for the six months ended June 30, 2009. The increase was principally attributable to an increase in current year property catastrophe losses of $74.4 million, to $137.3 million for the six months ended June 30, 2010, from $62.9 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, current year property catastrophe losses included $83.4 million related to the Chile earthquake and $17.6 million related to Windstorm Xynthia. In addition, current year losses for the six months ended June 30, 2010 included $34.4 million related to the Deepwater Horizon event. For the six months ended June 30, 2009, current year property catastrophe losses included $50.0 million related to Windstorm Klaus.
     The loss estimates for losses such as the Chile earthquake, Windstorm Xynthia and the Deepwater Horizon event represent the Company’s best estimates based on the most recent information available. The Company used various approaches in estimating its losses, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual losses may exceed the Company’s estimated losses, potentially resulting in adverse effects to the Company’s financial results.
     Net losses and loss adjustment expenses incurred related to prior years increased $2.6 million for the six months ended June 30, 2010 and decreased $10.9 million for the six months ended June 30, 2009. The increase in prior period losses and loss adjustment expenses for the six months ended June 30, 2010 was attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division, partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions. The decrease in prior period losses and loss adjustment expenses for the six months ended June 30, 2009 was attributable to decreased loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London Market and U.S. Insurance divisions.
     Net losses and loss adjustment expenses incurred related to the current year, as reflected in the table above, were $313.5 million for the three months ended June 30, 2010, a decrease of $7.5 million from $321.0 million for the three months ended June 30, 2009. This decrease was principally attributable to a decline in casualty treaty net premiums earned in the Americas division and an overall reduction in loss exposure associated with a decline in net premiums earned of $10.0 million, to $470.5 million for the three months ended June 30, 2010, from $480.5 million for the three months ended June 30, 2009. Current year property catastrophe losses increased $1.0 million, to $16.2 million for the three months ended June 30, 2010, from $15.2 million for the three months ended June 30, 2009. In addition, current year losses for the three months ended June 30, 2010 included $34.4 million related to the Deepwater Horizon event.
     Net losses and loss adjustment expenses incurred related to prior years increased $7.5 million and $0.9 million for the three months ended June 30, 2010 and June 30, 2009, respectively. The increase in prior period losses and loss adjustment expenses for the three months ended June 30, 2010 was attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division, partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions. The increase in prior period losses and loss adjustment expenses for the three months ended June 30, 2009 was attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division.
     The effects of exchange rate changes on net unpaid losses and loss adjustment expenses resulted in a decrease of $52.0 million for the six months ended June 30, 2010 and an increase of $51.3 million for the six months ended June 30, 2009. The effects of exchange rate changes on net unpaid losses and loss adjustment expenses resulted in a decrease of $28.0 million for the three months ended June 30, 2010 and an increase of $57.4 million for the three months ended June 30, 2009. The effects of exchange rate changes were attributable to changes in foreign currency exchange rates for unpaid losses and loss adjustment expenses in the London Market division.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Ceded unpaid losses and loss adjustment expenses were $935.4 million and $739.2 million as of June 30, 2010 and 2009, respectively. The increase in ceded unpaid losses and loss adjustment expenses was principally attributable to a $96.2 million increase in unpaid reinsurance recoverables related to non-catastrophe exposure in the London Market division and a $56.6 million increase in unpaid reinsurance recoverables related to property catastrophe events.
     The Company uses tabular reserving for workers’ compensation indemnity loss reserves, which are considered to be fixed and determinable, and discounts such reserves using an interest rate of 3.5%. Workers’ compensation indemnity loss reserves have been discounted using the Life Table for Total Population: United States, 2004. Reserves reported at the discounted value were $117.9 million and $115.8 million as of June 30, 2010 and December 31, 2009, respectively. The amount of case reserve discount was $54.8 million and $54.3 million as of June 30, 2010 and December 31, 2009, respectively. The amount of incurred but not reported reserve discount was $21.6 million and $21.9 million as of June 30, 2010 and December 31, 2009, respectively.
7. Asbestos and Environmental Losses and Loss Adjustment Expenses
     The Company has exposure to losses from asbestos, environmental pollution and other latent injury damage claims. Net unpaid asbestos and environmental losses and loss adjustment expenses as of June 30, 2010 were $263.0 million, representing 5.6% of total net unpaid losses and loss adjustment expenses, compared to $265.5 million, or 5.7% of total net unpaid losses and loss adjustment expenses as of December 31, 2009. Exposure arises from reinsurance contracts written by Clearwater prior to 1986 under which the Company has assumed liabilities, on an indemnity or assumption basis, from ceding companies, primarily in connection with general liability insurance policies issued by such ceding companies. The Company’s estimate of its ultimate liability for these exposures includes “case basis” reserves and a provision for liabilities incurred but not reported. Case basis reserves are a combination of reserves reported to the Company by ceding companies and additional case reserves determined by the Company. The provision for liabilities incurred but not reported is established based on an annual review of the Company’s experience and external trends in reported loss and claim payments, with monitoring of emerging experience on a quarterly basis.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company’s reserves for asbestos and environmental-related liabilities displayed below are from business written prior to 1986. The Company’s asbestos and environmental reserve development, gross and net of reinsurance, for the six and three months ended June 30, 2010 and 2009, is set forth in the table below (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Asbestos
Gross unpaid losses and loss adjustment expenses, beginning of period	$386,735	$360,733	$368,400	$349,151
Add: Gross losses and loss adjustment expenses incurred	28,500	—	28,500	—
Less: Gross calendar period paid losses and loss adjustment expenses	28,792	18,251	10,457	6,669

Gross unpaid losses and loss adjustment expenses, end of period	$386,443	$342,482	$386,443	$342,482

Net unpaid losses and loss adjustment expenses, beginning of period	$241,572	$230,486	$229,207	$224,897
Add: Net losses and loss adjustment expenses incurred	15,000	—	15,000	—
Less: Net calendar period paid losses and loss adjustment expenses	19,027	10,151	6,662	4,562

Net unpaid losses and loss adjustment expenses, end of period	$237,545	$220,335	$237,545	$220,335

Environmental
Gross unpaid losses and loss adjustment expenses, beginning of period	$27,142	$34,242	$26,893	$29,763
Add: Gross losses and loss adjustment expenses incurred	4,000	—	4,000	—
Less: Gross calendar year paid losses and loss adjustment expenses	1,389	5,140	1,140	661

Gross unpaid losses and loss adjustment expenses, end of period	$29,753	$29,102	$29,753	$29,102

Net unpaid losses and loss adjustment expenses, beginning of period	$23,885	$29,819	$23,636	$26,704
Add: Net losses and loss adjustment expenses incurred	3,000	—	3,000	—
Less: Net calendar period paid losses and loss adjustment expenses	1,389	3,725	1,140	610

Net unpaid losses and loss adjustment expenses, end of period	$25,496	$26,094	$25,496	$26,094

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Net losses and loss adjustment expenses for asbestos claims increased $15.0 million for both the six month and three month periods ended June 30, 2010, due to loss emergence greater than expectations in the three months ended June 30, 2010. The Company did not incur net losses and loss adjustment expenses for asbestos claims for either the six month or the three month periods ended June 30, 2009. Net losses and loss adjustment expenses for environmental claims increased $3.0 million for both the six month and three month periods ended June 30, 2010, due to loss emergence greater than expectations in the three months ended June 30, 2010. The Company did not incur net losses and loss adjustment expenses for asbestos claims for either the six month or three month periods ended June 30, 2009.
     The Company’s survival ratio for asbestos and environmental-related liabilities as of June 30, 2010 is seven years. The Company’s underlying survival ratio for asbestos-related liabilities is seven years and for environmental-related liabilities is four years. The asbestos and environmental-related liability survival ratio represents the Company’s asbestos and environmental reserves, net of reinsurance, as of June 30, 2010, divided by the average paid asbestos and environmental claims for the last three years of $38.5 million, which is net of reinsurance. Our survival ratios may fluctuate over time due to the variability of large payments, and adjustments to liabilities.

8. Debt Obligations and Preferred Shares
  Debt Obligations
     The components of the Company’s debt obligations as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,	December 31,
	2010	2009
7.65% Senior Notes due 2013	$224,855	$224,833
6.875% Senior Notes due 2015	124,609	124,569
Series A Floating Rate Senior Debentures due 2021	50,000	50,000
Series B Floating Rate Senior Debentures due 2016	50,000	50,000
Series C Floating Rate Senior Debentures due 2021	40,000	40,000

Total debt obligations	$489,464	$489,402

     On November 28, 2006, the Company completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C, due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Company has the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the six months ended June 30, 2010 and 2009, the average annual interest rate on the Series C Notes was 2.78% and 4.05%, respectively.
     On February 22, 2006, the Company issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by the Company on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by the Company on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the six months ended June 30, 2010 and 2009, the average annual interest rate on each series of notes was 2.48% and 3.74%, respectively.

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
     As of June 30, 2010, the aggregate maturities of the Company’s debt obligations, at face value, were as follows (in thousands):

Year	Amount
2013	$225,000
2015	125,000
2016	50,000
2021	90,000

Total	$490,000

     As of both June 30, 2010 and December 31, 2009, the amortized cost of the Company’s debt obligations was $489.5 million as reflected in the respective consolidated balance sheets. As of June 30, 2010 and December 31, 2009, the estimated fair value of the Company’s debt obligations was $496.2 million and $503.6 million, respectively. The estimated fair value is based on quoted market prices of the Company’s debt, where available, or if quoted market prices are not available, the fair value is estimated based on the fair value of debt similar to the Company’s, and discounted cash flow calculations.
     On July 13, 2007, the Company entered into a $200.0 million credit facility (the “Credit Agreement”) with Wachovia Bank National Association (“Wachovia”), KeyBank National Association and a syndicate of lenders. The original Credit Agreement provided for a five-year credit facility of $200.0 million, $100.0 million of which was available for direct, unsecured borrowings by the Company, and all of which was available for the issuance of collateralized letters of credit to support the Company’s insurance and reinsurance business. As of June 17, 2009, the Credit Agreement was amended to explicitly permit the Company to pledge collateral to secure its obligations under swap agreements, subject to certain financial limitations, in the event that such collateral is required by the counterparty or counterparties. As of February 24, 2010, the Credit Agreement was amended (i) to reduce the size of the facility to $100.0 million, removing the unsecured $100.0 million tranche, (ii) to remove the previous limitation on dividends and other “restricted payments” that the Company may pay to its shareholders and (iii) to amend certain of the covenants and default provisions, the minimum ratings requirement, and the pricing of the credit facility.
     The amended Credit Agreement contains an option that permits the Company to request an increase in the aggregate amount of the facility by an amount up to $50.0 million, to a maximum facility size of $150.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. As of June 30, 2010, there was $33.7 million outstanding under the Credit Agreement, all of which was in support of secured letters of credit.
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
     On July 20, 2010, Fairfax announced that the Company had received the requisite consents for the consent solicitation commenced on July 7, 2010 relating to the Company’s 7.65% senior notes due 2013 and its 6.875% senior notes due 2015. The consent solicitation amended the financial reporting obligations of the Company to the holders of these senior notes and to the indenture trustee, as set forth in the supplemental indenture dated as of July 21, 2010.
  Preferred Shares
     During the second quarter of 2010, Odyssey America purchased 29,500 shares of the Company’s Series B preferred shares, with a liquidation preference of $0.7 million, for $0.7 million. As a result of the purchase of the Series B preferred shares, the Company recorded a gain of $4.0 thousand during the three and six months ended June 30, 2010, which was reflected in the Company’s retained earnings and included in net income available to common shareholders.
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
9. Segment Reporting
     The Company’s operations are managed through four operating divisions: Americas, EuroAsia, London Market and U.S. Insurance. The Americas division is comprised of the Company’s reinsurance operations in the United States, Canada and Latin America, and underwrites property and casualty reinsurance business on a treaty and facultative basis. The EuroAsia division underwrites treaty reinsurance business. The London Market division operates through three distribution channels: Newline Syndicate (1218) at Lloyd’s and NICL, which underwrites casualty insurance, and the London branch of Odyssey America, which underwrites worldwide property and casualty reinsurance. The U.S. Insurance division underwrites specialty insurance lines and classes of business, such as medical professional liability, professional liability, crop and commercial automobile.

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The financial results of these divisions for the six and three months ended June 30, 2010 and 2009 are as follows (in thousands):

			London	U.S.
Six Months Ended June 30, 2010	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$367,644	$290,072	$164,736	$216,435	$1,038,887
Net premiums written	350,446	280,328	134,396	129,621	894,791
Net premiums earned	$358,714	$274,301	$139,146	$155,429	$927,590

Losses and loss adjustment expenses	310,028	182,888	101,706	102,318	696,940
Acquisition costs and other underwriting expenses	115,361	69,083	39,113	52,019	275,576

Total underwriting deductions	425,389	251,971	140,819	154,337	972,515

Underwriting (loss) income	$(66,675)	$22,330	$(1,673)	$1,092	(44,926)

Net investment income					163,324
Net realized investment gains					162,567
Other expense, net					(13,240)
Interest expense					(14,996)

Income before income taxes					$252,729

Underwriting ratios:
Losses and loss adjustment expenses	86.4%	66.7%	73.1%	65.8%	75.1%
Acquisition costs and other underwriting expenses	32.2	25.2	28.1	33.5	29.7

Combined ratio	118.6%	91.9%	101.2%	99.3%	104.8%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Six Months Ended June 30, 2009	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$385,685	$291,202	$147,875	$241,546	$1,066,308
Net premiums written	377,614	278,122	113,692	169,358	938,786
Net premiums earned	$395,914	$278,490	$116,113	$159,972	$950,489

Losses and loss adjustment expenses	256,637	203,624	73,035	106,198	639,494
Acquisition costs and other underwriting expenses	124,173	68,717	33,286	51,799	277,975

Total underwriting deductions	380,810	272,341	106,321	157,997	917,469

Underwriting income	$15,104	$6,149	$9,792	$1,975	33,020

Net investment income					160,086
Net realized investment losses					(43,627)
Other income, net					11,251
Interest expense					(15,903)

Income before income taxes					$144,827

Underwriting ratios:
Losses and loss adjustment expenses	64.8%	73.1%	62.9%	66.4%	67.3%
Acquisition costs and other underwriting expenses	31.4	24.7	28.7	32.4	29.2

Combined ratio	96.2%	97.8%	91.6%	98.8%	96.5%

				London	U.S.
Three Months Ended June 30, 2010	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$169,961	$125,233	$81,784	$100,253	$477,231
Net premiums written	167,050	124,841	66,541	63,172	421,604
Net premiums earned	$182,058	$136,489	$71,562	$80,386	$470,495

Losses and loss adjustment expenses	123,746	86,826	56,875	53,595	321,042
Acquisition costs and other underwriting expenses	53,067	35,373	20,619	26,470	135,529

Total underwriting deductions	176,813	122,199	77,494	80,065	456,571

Underwriting income (loss)	$5,245	$14,290	$(5,932)	$321	13,924

Net investment income					79,794
Net realized investment gains					109,642
Other income, net					18,699
Interest expense					(7,511)

Income before income taxes					$214,548

Underwriting ratios:
Losses and loss adjustment expenses	68.0%	63.6%	79.5%	66.7%	68.2%
Acquisition costs and other underwriting expenses	29.1	25.9	28.8	32.9	28.8

Combined ratio	97.1%	89.5%	108.3%	99.6%	97.0%

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

			London	U.S.
Three Months Ended June 30, 2009	Americas	EuroAsia	Market	Insurance	Total
Gross premiums written	$190,388	$130,885	$74,933	$115,182	$511,388
Net premiums written	186,917	124,536	61,205	87,149	459,807
Net premiums earned	$200,711	$140,275	$61,689	$77,796	$480,471

Losses and loss adjustment expenses	139,262	92,949	38,374	51,318	321,903
Acquisition costs and other underwriting expenses	63,649	34,037	17,886	26,294	141,866

Total underwriting deductions	202,911	126,986	56,260	77,612	463,769

Underwriting (loss) income	$(2,200)	$13,289	$5,429	$184	16,702

Net investment income					92,758
Net realized investment gains					55,171
Other income, net					15,453
Interest expense					(7,818)

Income before income taxes					$172,266

Underwriting ratios:
Losses and loss adjustment expenses	69.4%	66.3%	62.2%	66.0%	67.0%
Acquisition costs and other underwriting expenses	31.7	24.2	29.0	33.8	29.5

Combined ratio	101.1%	90.5%	91.2%	99.8%	96.5%

10. Commitments and Contingencies
     On February 8, 2007, the Company was added as a co-defendant in an amended and consolidated complaint in an existing action against the Company’s then-majority (now 100%) shareholder, Fairfax, and certain of Fairfax’s officers and directors, who included certain of the Company’s current and former directors. The amended and consolidated complaint was filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who sought to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint sought, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. Motions to dismiss were argued before the Court in December 2007. On March 29, 2010, the Court granted defendants’ motion to dismiss on the grounds that the Court lacked subject matter jurisdiction over the case. The Court also denied plaintiffs’ request to move for leave to file a second amended complaint. On June 8, 2010, the Court denied the motion of plaintiffs and two non-parties to alter or amend the Court’s judgment dismissing the case. Plaintiffs did not appeal the Court’s judgment. On July 1, 2010, one of the non-party movants filed a motion to intervene in the lawsuit for the purpose of appealing and thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On July 29, 2010, the non-party’s motion to intervene was denied, while the notice of appeal is pending.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
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
     The Company participates in Lloyd’s through its 100% ownership of Newline Syndicate (1218), for which the Company provides 100% of the capacity. The results of Newline Syndicate (1218) are consolidated in the financial statements of the Company. In support of Newline Syndicate (1218)’s capacity at Lloyd’s, NCNL and Odyssey America have pledged securities and cash with a fair value of $142.6 million and $123.6 million, respectively, as of June 30, 2010 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at the discretion of the Company, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in the Company’s consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Newline Syndicate (1218) provides the Company with the ability to participate in writing business through Lloyd’s, which remains an important part of the Company’s business. The pledged assets effectively secure the contingent obligations of Newline Syndicate (1218) should it not meet its obligations. NCNL and Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. The Company has the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and the obligations of the Company to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. The Company expects to continue to actively operate Newline Syndicate (1218) and support its requirements at Lloyd’s. The Company believes that Newline Syndicate (1218) maintains sufficient liquidity and financial resources to support its ultimate liabilities and the Company does not anticipate that the pledged assets will be utilized.
     As of July 14, 2000, Odyssey America agreed to guarantee the performance of all the insurance and reinsurance contract obligations, whether incurred before or after the agreement, of Compagnie Transcontinentale de Réassurance (“CTR”), a subsidiary of Fairfax, in the event CTR became insolvent and CTR was not otherwise indemnified under its guarantee agreement with a Fairfax affiliate. The guarantee, which was entered into while Odyssey America and CTR were each 100% owned by Fairfax, was provided by Odyssey America to facilitate the transfer of renewal rights to CTR’s business, together with certain CTR employees, to Odyssey America in 2000 in order to further expand the Company’s international reinsurance business. The guarantee was terminated effective December 31, 2001. There were no amounts received from CTR under the guarantee, and the Company did not provide any direct consideration for the renewal rights to the business of CTR. CTR was dissolved and its assets and liabilities were assumed by subsidiaries of Fairfax that have the responsibility for the run-off of its liabilities. Although CTR’s liabilities were assumed by Fairfax subsidiaries, the guarantee only pertains to those liabilities attaching to the policies written by CTR. Fairfax has agreed to indemnify Odyssey America for all its obligations incurred under its guarantee. The Company’s potential exposure in connection with this agreement stems from CTR’s remaining gross reserves, which are estimated to be $100.9 million as of June 30, 2010. The Company believes that the financial resources of the Fairfax subsidiaries that have assumed CTR’s liabilities provide adequate protection to satisfy the obligations that are subject to this guarantee. The Company does not expect to make payments under this guarantee and does not consider its potential exposure under this guarantee to be material to its consolidated financial position.
     Odyssey America agreed, as of April 1, 2002, to guarantee the payment of all of the insurance contract obligations (the “Subject Contracts”), whether incurred before or after the agreement, of Falcon Insurance Company (Hong Kong) Limited (“Falcon”), a subsidiary of Fairfax Asia Limited (“Fairfax Asia”), in the event Falcon becomes insolvent. Fairfax Asia is 100% owned by Fairfax, which includes a 26.2% economic interest owned by the Company. The guarantee by Odyssey America was made to assist Falcon in writing business

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
through access to Odyssey America’s financial strength ratings and capital resources. Odyssey America is paid a fee for this guarantee of one quarter of one percent of all gross premiums earned associated with the Subject Contracts on a quarterly basis. For each of the three month periods ended June 30, 2010 and 2009, Falcon paid $0.1 million to Odyssey America in connection with this guarantee. Odyssey America’s potential exposure in connection with this agreement is estimated to be $58.3 million, based on Falcon’s loss reserves at June 30, 2010. Falcon’s shareholders’ equity on a U.S. GAAP basis is estimated to be $56.7 million as of June 30, 2010. Fairfax has agreed to indemnify Odyssey America for any obligation under this guarantee. The Company believes that the financial resources of Falcon provide adequate protection to support its liabilities in the ordinary course of business. The Company anticipates that Falcon will meet all of its obligations in the normal course of business and does not expect to make any payments under this guarantee. The Company does not consider its potential exposure under this guarantee to be material to its consolidated financial position.
     The Company organized O.R.E Holdings Limited (“ORE”), a corporation domiciled in Mauritius, on December 30, 2003 to act as a holding company for various investments in India. On January 29, 2004, ORE was capitalized by the Company in the amount of $16.7 million. ORE is consolidated in the Company’s consolidated financial statements. During 2004, ORE entered into a joint venture agreement relating to the purchase by ORE of 45% of the shares of Cheran Enterprises Private Limited (“CEPL”). CEPL is a corporation domiciled in India, engaged in the purchase, development and sale of commercial real estate properties. The joint venture agreement governing CEPL contains a provision whereby Odyssey America could have been called upon to provide a guarantee of a credit facility, if such a facility had been established by CEPL, in an amount up to $65.0 million for the funding of proposed developments. The credit facility was never established, and the requisite conditions for any future provision of the guarantee no longer exist. ORE’s Indian joint venture partner claimed that the guarantee should be available and pursued legal actions against the Company. The Company found this claim without merit and vigorously defended the legal actions. On August 13, 2008, the Company Law Board in Chennai, India ruled in ORE’s favor and directed CEPL to return to ORE the full amount of its investment in CEPL, plus 8% interest, within the one-year period commencing November 1, 2008. As of June 30, 2010, the Company had written down the value of its investment in ORE by $9.9 million. The carrying value of the Company’s investment in ORE as of both June 30, 2010 and 2009 was $6.7 million. Because no payment of the award has yet been received and collection may require additional legal action on the part of ORE, the Company has taken no steps to reverse the write-downs that have been taken to date. The Company continues to vigorously pursue collection of the award.
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

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Net periodic benefit cost, before taxes, included in the Company’s consolidated statements of operations and comprehensive income for the six and three months ended June 30, 2010 and 2009 is comprised of the following components (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Defined Benefit Pension Plan:
Service cost	$2,949	$2,561	$1,474	$1,281
Interest cost	1,962	1,716	981	858
Return on Plan assets	(1,722)	(1,094)	(861)	(547)
Net amortization and deferral	32	27	16	13

Net periodic benefit cost	$3,221	$3,210	$1,610	$1,605

Excess Benefit Plans:
Service cost	$360	$366	$180	$183
Interest cost	457	475	228	237
Recognized net actuarial loss	55	63	28	32
Recognized prior service cost	(19)	(19)	(10)	(10)

Net periodic benefit cost	$853	$885	$426	$442

Postretirement Benefit Plan:
Service cost	$1,473	$782	$737	$391
Interest cost	697	513	348	257
Net amortization and deferral	126	(87)	63	(44)

Net periodic benefit cost	$2,296	$1,208	$1,148	$604

     The Company contributed $1.1 million and $0.0 million, respectively, to the Defined Benefit Pension Plan for the six and three months ended June 30, 2010, respectively. The Company contributed $1.0 million to the Defined Benefit Pension Plan for the six and three months ended June 30, 2009.
     Effective January 1, 2010, the Company established the Odyssey Re Holdings Corp. Non-Qualified 2010 Employee Share Purchase Plan (the “Plan”). Under the terms of the Plan, eligible employees are provided the opportunity to purchase subordinate voting shares of Fairfax in an amount up to 10% of their annual base salary. The Company purchases, on behalf of each employee, Fairfax shares equal in value to 30% of the employee’s contributions. In addition, if the total shareholders’ equity of the Company attributable to the common equity increases at least 15% in any calendar year, additional Fairfax shares will be purchased by the Company for each employee’s benefit, in an amount equal in value to 20% of each employee’s contribution during that year. Employees eligible for the previously established Odyssey Re Holdings Corp. Non-Qualified Employee Share Purchase Plan prior to its suspension on October 2, 2009 were eligible to make a one-time retroactive contribution to the Plan in an amount up to 10% of their gross pay for the suspended period.
12. Federal and Foreign Income Taxes
     The Company’s federal and foreign income tax provisions for the six and three months ended June 30, 2010 were $65.6 million and $64.2 million, respectively, resulting in effective tax rates of 26.0% and 29.9%, respectively, as compared to the Company’s federal and foreign income tax provisions for the six and three months ended June 30, 2009 of $27.4 million and $49.3 million, respectively, resulting in effective tax rates of

ODYSSEY RE HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
18.9% and 28.6%, respectively. The effective tax rate of 26.0% for the six months ended June 30, 2010 is not necessarily indicative of the effective tax rate for the 2010 interim or annual periods.
     The following table reconciles federal and foreign income taxes at the statutory federal income tax rate to the Company’s tax provision and effective tax rate for the six and three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2010		2009		2010		2009
		% of		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax		Pre-tax
	Amount	Income	Amount	Income	Amount	Income	Amount	Income
Income before income taxes	$252,729		$144,827		$214,548		$172,266

Income tax provision (benefit) computed at the U.S. statutory tax rate on income	$88,455	35.0%	$50,689	35.0%	$75,092	35.0%	$60,293	35.0%

Increase in income taxes resulting from:

Dividend received deduction	(2,627)	(1.0)	(5,025)	(3.5)	(451)	(0.2)	(2,142)	(1.2)
Tax-exempt income	(19,731)	(7.8)	(19,038)	(13.2)	(10,070)	(4.7)	(9,649)	(5.6)
Other, net	(511)	(0.2)	734	0.6	(421)	(0.2)	786	0.4

Total federal and foreign income tax provision	$65,586	26.0%	$27,360	18.9%	$64,150	29.9%	$49,288	28.6%

PART I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Odyssey Re Holdings Corp. (together with its subsidiaries, “OdysseyRe”) is a holding company, incorporated in the state of Delaware, which owns all of the common shares of Odyssey America Reinsurance Corporation (“Odyssey America”), its principal operating subsidiary. Odyssey America directly or indirectly owns all of the capital stock of the following companies: Clearwater Insurance Company (“Clearwater”); Clearwater Select Insurance Company; Newline Holdings U.K. Limited, Newline Underwriting Management Ltd., which manages Newline Syndicate (1218), a member of Lloyd’s of London, and Newline Insurance Company Limited (“NICL”) (collectively “Newline”); Hudson Insurance Company (“Hudson”); Hudson Specialty Insurance Company (“Hudson Specialty”); and Napa River Insurance Services, Inc. As of June 30, 2010, 100% of the common stock of OdysseyRe is owned by Fairfax Financial Holdings Limited (“Fairfax”) and its subsidiaries (see Note 1 to the consolidated financial statements in this Form 10-Q).
     OdysseyRe is a leading underwriter of reinsurance, providing a full range of property and casualty products on a worldwide basis. We offer a broad range of both treaty and facultative reinsurance to property and casualty insurers and reinsurers. We also write insurance in the United States and through Newline.
     Our gross premiums written for the six months ended June 30, 2010 were $1,038.9 million, a decrease of $27.4 million, or 2.6%, compared to gross premiums written of $1,066.3 million for the six months ended June 30, 2009. Our United States business accounted for 46.8% of our gross premiums written for the six months ended June 30, 2010, compared to 49.8% for the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, our net premiums written were $894.8 million and $938.8 million, respectively. For the six months ended June 30, 2010 and 2009, we had net income available to common shareholders of $184.6 million and $122.8 million, respectively. As of June 30, 2010, we had total assets of $10.9 billion and total shareholders’ equity of $3.7 billion.
     The property and casualty reinsurance and insurance industries use the combined ratio as a measure of underwriting profitability. The combined ratio, computed when using amounts reported in financial statements prepared under United States generally accepted accounting principles (“GAAP”), is the sum of losses and loss adjustment expenses (“LAE”) incurred as a percentage of net premiums earned, plus underwriting expenses, which include acquisition costs and other underwriting expenses, as a percentage of net premiums earned. The combined ratio reflects only underwriting results and does not include investment results. Underwriting profitability is subject to significant fluctuations due to catastrophic events, competition, economic and social conditions, foreign currency fluctuations and other factors. Our combined ratio was 104.8% for the six months ended June 30, 2010, compared to 96.5% for the six months ended June 30, 2009.
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
     The London Market division is comprised of three distribution channels: our Lloyd’s of London business, in which we participate through our 100% ownership of Newline Syndicate (1218) and NICL, our London-based insurance company, both of which underwrite casualty insurance, and our London branch, which underwrites property and casualty reinsurance. The London Market division writes insurance and reinsurance business worldwide, principally through brokers.
     The U.S. Insurance division underwrites specialty insurance lines and classes of business, such as medical and other professional liability, non-standard personal and commercial automobile, specialty liability, property and package, and crop business.

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

     The following table displays, by division, the estimates included in our consolidated financial statements as of and for the six and three months ended June 30, 2010 and 2009 and March 31, 2010 and 2009 related to gross premiums written, acquisition costs, premiums receivable and unearned premium reserves (in millions):

	As of	As of	Change	Change	As of	As of	Change	Change
	June 30,	March 30,	Second	Year To	June 30,	March 31,	Second	Year To
Division	2010	2010	Quarter	Date	2009	2009	Quarter	Date
Gross Premiums Written

Americas	$117.8	$127.0	$(9.2)	$6.3	$139.2	$144.2	$(5.0)	$(23.2)
EuroAsia	153.4	164.2	(10.8)	17.5	155.7	154.3	1.4	30.0
London Market	38.8	27.1	11.7	16.9	25.7	22.9	2.8	2.9

Total	$310.0	$318.3	$(8.3)	$40.7	$320.6	$321.4	$(0.8)	$9.7

Acquisition Costs

Americas	$25.8	$27.5	$(1.7)	$(0.2)	$30.2	$31.6	$(1.4)	$(12.3)
EuroAsia	40.1	41.6	(1.5)	4.9	43.7	43.4	0.3	6.8
London Market	2.6	2.2	0.4	0.7	1.6	1.6	—	(0.1)

Total	$68.5	$71.3	$(2.8)	$5.4	$75.5	$76.6	$(1.1)	$(5.6)

Premiums Receivable

Americas	$92.0	$99.5	$(7.5)	$6.5	$109.0	$112.6	$(3.6)	$(10.9)
EuroAsia	113.2	122.4	(9.2)	12.5	112.0	110.9	1.1	23.2
London Market	36.2	25.0	11.2	16.2	24.1	21.3	2.8	3.0

Total	$241.4	$246.9	$(5.5)	$35.2	$245.1	$244.8	$0.3	$15.3

Unearned Premium Reserves

Americas	$74.5	$78.6	$(4.1)	$(9.1)	$95.5	$101.4	$(5.9)	$(20.0)
EuroAsia	96.6	103.3	(6.7)	3.5	104.9	108.8	(3.9)	2.7
London Market	14.1	7.4	6.7	10.8	10.4	8.3	2.1	3.5

Total	$185.2	$189.3	$(4.1)	$5.2	$210.8	$218.5	$(7.7)	$(13.8)

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
     Our estimates are based on contract and policy terms. Estimates are based on information typically received in the form of a bordereau, broker notifications and/or discussions with ceding companies. These estimates, by necessity, are based on assumptions regarding numerous factors. These can include premium or loss trends, which can be influenced by local conditions in a particular region, or other economic factors and legal or legislative developments that can develop over time. The risk associated with estimating the performance under our contracts with our ceding companies is the impact of events or trends that could not have been reasonably anticipated at the time the estimates were performed. Our business is diversified across ceding companies and there is no individual ceding company that represents more than 2.1% of our gross premiums written during the six months ended June 30, 2010. As a result, we believe the risks of material changes to these estimates over time are mitigated.
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
     We rely on initial and subsequent claim reports received from ceding companies for reinsurance business, and the estimates advised by our claims adjusters for insurance business, to establish our estimates of unpaid losses and LAE. The type of information that we receive from ceding companies generally varies by the type of contract. Proportional, or quota share, reinsurance contracts are typically reported on a quarterly basis, providing premium and loss activity as estimated by the ceding company. Reporting for excess of loss, facultative and insurance contracts includes detailed individual claim information, including a description of the loss, confirmation of liability by the cedant or claims adjuster and the cedant’s or claims adjuster’s current estimate of the ultimate liability under the claim. Upon receipt of claim notices from cedants and insureds, we review the nature of the claim against the scope of coverage provided under the contract. Questions arise from time to time regarding the interpretation of the characteristics of a particular claim measured against the scope of contract terms and conditions. Reinsurance contracts under which we assume business generally contain specific dispute resolution provisions in the event that there is a coverage dispute with the ceding company. The resolution of any individual dispute may impact estimates of ultimate claims liabilities. Reported claims are in various stages of the settlement process. Each claim is settled individually based on its merits, and certain claims may take several years to ultimately settle, particularly where legal action is involved. Based on an assessment of the circumstances supporting the claim, we may choose to establish additional case reserves over the amount reported by the ceding company. Aggregate case reserves established in addition to reserves reported by ceding companies were $21.4 million and $14.5 million as of June 30, 2010 and December 31, 2009, respectively. Due to potential differences in ceding company reserving and reporting practices, we perform periodic audits of our ceding companies to ensure the underwriting and claims procedures of the cedant are consistent with representations made by the cedant during the underwriting process and meet the terms of the reinsurance contract. Our estimates of ultimate loss liabilities make appropriate adjustment for inconsistencies uncovered in this audit process. We also monitor our internal processes to ensure that information received from ceding companies is processed in a timely manner.
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
     We complete comprehensive loss reserve reviews, which include a reassessment of loss development and expected loss ratio assumptions, on an annual basis. The results of these reviews are reflected in the period they are completed. Quarterly, we compare actual loss emergence to expectations established by the comprehensive loss reserve review process. In the event that loss trends diverge from expected trends, we may have to adjust our reserves for losses and LAE accordingly. Any adjustments will be reflected in the periods in which they become known, potentially resulting in adverse or favorable effects to our financial results. We believe that the recorded estimate represents the best estimate of unpaid losses and LAE based on the information available at June 30, 2010.
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
     The ultimate settlement value of losses and LAE related to business written in prior periods for the six months ended June 30, 2010 was 0.1% above our estimate of reserves for losses and LAE as previously established at December 31, 2009, and for the six months ended June 30, 2009, was 0.2% below our estimate of reserves for losses and LAE as previously established at December 31, 2008. The ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended June 30, 2010 was 0.2% above our estimates of reserves for losses and LAE as previously established at March 31, 2010. There was no material change in the ultimate settlement value of losses and LAE related to business written in prior periods for the three months ended June 30, 2009, relative to our estimates of reserves for losses and LAE as previously established at March 31, 2009. Any future impact to income from changes in losses and LAE estimates may vary considerably from historical experience. Our estimates of ultimate losses and LAE are based upon the information we have available at any given point in time and upon our assumptions derived from that information. Every one percentage point difference in the ultimate settlement value of losses and LAE compared to our estimate of reserves for losses and LAE as of June 30, 2010 will impact pre-tax income by $47.2 million.
     If a change were to occur in the frequency and severity of claims underlying our June 30, 2010 unpaid losses and LAE, the approximate change in pre-tax income would be as follows (in millions):

Decrease in
Pre-tax
Income
1.0% unfavorable change	$47.2
2.5% unfavorable change	117.9
5.0% unfavorable change	235.9
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

     The following table provides detail on net adverse (favorable) loss and LAE development for prior years, by division, for the six and three months ended June 30, 2010 and 2009 (in millions):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Division	2010	2009	2010	2009
Americas	$24.4	$12.3	$21.5	$13.6
EuroAsia	1.4	(6.9)	1.3	(2.1)
London Market	(14.9)	(6.7)	(10.6)	(4.6)
U.S. Insurance	(8.3)	(9.6)	(4.7)	(6.0)

Total loss and LAE development	$2.6	$(10.9)	$7.5	$0.9

     The Americas division reported net increases in prior period loss estimates of $24.4 million and $12.3 million for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, the net increases in prior period loss estimates were $21.5 million and $13.6 million, respectively. The increases in prior period loss estimates for the six and three months ended June 30, 2010 were principally attributable to loss emergence greater than expectations in the period on asbestos. The increase in prior period loss estimates for the six months ended June 30, 2009 was principally attributable to loss emergence greater than expectations in the period on general and professional liability business. The increase in prior period loss estimates for the three months ended June 30, 2009 was principally attributable to loss emergence greater than expectations in the period on professional liability business.
     The EuroAsia division reported a net increase in prior period loss estimates of $1.4 million for the six months ended June 30, 2010 and a net decrease in prior period loss estimates of $6.9 million for the six months ended June 30, 2009. For the three months ended June 30, 2010, the net increase in prior period loss estimates was $1.3 million, and for the three months ended June 30, 2009, the net decrease in prior period loss estimates was $2.1 million. The increase in prior period loss estimates for the six months ended June 30, 2010 was principally attributable to loss emergence greater than expectations in the period on property catastrophe business. The decreases in prior period loss estimates for the six and three months ended June 30, 2009 were driven by loss emergence lower than expectations in the period on miscellaneous property lines of business. The increase in prior period loss estimates for the three months ended June 30, 2010 was principally attributable to loss emergence greater than expectations in the period on aviation business.
     The London Market division reported net decreases in prior period loss estimates of $14.9 million and $6.7 million for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, the net decreases in prior period loss estimates were $10.6 million and $4.6 million, respectively. The decrease in prior period loss estimates for the six months ended June 30, 2010 was principally attributable to loss emergence lower than expectations in the period on satellite, marine and financial lines of business, partially offset by increased loss estimates due to loss emergence greater than expectations in the period on medical malpractice business. The decrease in prior period loss estimates for the six months ended June 30, 2009 was principally attributable to loss emergence lower than expectations in the period on liability, satellite and aviation business. The decrease in prior period loss estimates for the three months ended June 30, 2010 was principally attributable to loss emergence lower than expectations in the period on satellite, marine and financial lines of business. The decrease in prior period loss estimates for the three months ended June 30, 2009 was principally attributable to loss emergence lower than expectations in the period on liability and aviation business.
     The U.S. Insurance division reported net decreases in prior period loss estimates of $8.3 million and $9.6 million for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, the net decreases in prior period loss estimates were $4.7 million and $6.0 million, respectively. The decreases in prior period loss estimates for the six and three months ended June 30, 2010 were principally due to loss emergence lower than expectations in the period on miscellaneous liability lines of business. The decreases in prior period loss estimates for the six and three months ended June 30, 2009 were principally attributable to loss emergence lower than expectations in the period on miscellaneous and professional liability lines of business.

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

     The following table summarizes, by type of reserve and division, the unpaid losses and LAE reserves as of June 30, 2010 and December 31, 2009. Case reserves represent unpaid claim reports provided by cedants and claims adjusters plus additional reserves determined by us. IBNR is the estimate of unreported loss liabilities established by us.

	As of June 30, 2010			As of December 31, 2009
	Case		Total	Case		Total
	Reserves	IBNR	Reserves	Reserves	IBNR	Reserves
		(In millions)
Americas
Gross	$1,359.6	$1,468.0	$2,827.6	$1,369.2	$1,356.6	$2,725.8
Ceded	(197.8)	(155.9)	(353.7)	(178.4)	(120.2)	(298.6)

Net	1,161.8	1,312.1	2,473.9	1,190.8	1,236.4	2,427.2

EuroAsia
Gross	570.9	369.2	940.1	589.8	320.7	910.5
Ceded	(29.9)	(17.3)	(47.2)	(33.0)	(2.6)	(35.6)

Net	541.0	351.9	892.9	556.8	318.1	874.9

London Market
Gross	394.7	706.1	1,100.8	387.6	707.2	1,094.8
Ceded	(80.2)	(186.9)	(267.1)	(67.1)	(183.2)	(250.3)

Net	314.5	519.2	833.7	320.5	524.0	844.5

U.S. Insurance
Gross	236.2	548.1	784.3	255.2	521.5	776.7
Ceded	(66.0)	(201.3)	(267.3)	(81.9)	(175.1)	(257.0)

Net	170.2	346.8	517.0	173.3	346.4	519.7

Total
Gross	2,561.4	3,091.4	5,652.8	2,601.8	2,906.0	5,507.8
Ceded	(373.9)	(561.4)	(935.3)	(360.4)	(481.1)	(841.5)

Net	$2,187.5	$2,530.0	$4,717.5	$2,241.4	$2,424.9	$4,666.3

     The provision for IBNR in unpaid losses and LAE as of June 30, 2010 was $2,530.0 million. For illustration purposes, a change in the expected loss ratio that increases the six months ended June 30, 2010 calendar year loss ratio by 2.5 loss ratio points would increase IBNR by $23.2 million. A change in loss emergence trends that increases unpaid losses and LAE at June 30, 2010 by 2.5% would increase IBNR by $117.9 million.
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
     We believe that these uncertainties and factors make projections of these exposures, particularly asbestos, subject to less predictability relative to non-environmental and non-asbestos exposures. Current estimates, as of June 30, 2010, of our asbestos and environmental losses and LAE reserves, net of reinsurance, are $237.5 million and $25.5 million, respectively. See Note 7 to the consolidated financial statements of this Form 10-Q for additional historical information on losses and LAE reserves for these exposures.
     The following table provides the gross and net asbestos and environmental losses and LAE incurred for the six and three months ended June 30, 2010 and 2009 (in millions):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Asbestos
Gross losses and LAE incurred	$28.5	$—	$28.5	$—
Net losses and LAE incurred	15.0	—	15.0	—

Environmental
Gross losses and LAE incurred	$4.0	$—	$4.0	$—
Net losses and LAE incurred	3.0	—	3.0	—
     Net losses and LAE for asbestos claims increased $15.0 million for both the six months and three months ended June 30, 2010, due to loss emergence greater than expectations in those periods. We did not incur net losses and LAE for asbestos claims for either the six months or the three months ended June 30, 2009. Net losses and LAE for environmental claims increased $3.0 million for both the six months and three months ended June 30, 2010, due to loss emergence greater than expectations in those periods. We did not incur net losses and LAE for environmental claims for either the six months or three months ended June 30, 2009.
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

     Reinsurance recoverables are recorded as assets, based on our evaluation of the retrocessionaires’ ability to meet their obligations under the agreements. Premiums written and earned are stated net of reinsurance ceded in the consolidated statements of operations and comprehensive income. Direct insurance, reinsurance assumed, reinsurance ceded and net amounts for these items follow (in millions):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Premiums Written
Direct	$309.3	$329.1	$143.9	$162.3
Add: assumed	729.6	737.2	333.3	349.1
Less: ceded	144.1	127.5	55.6	51.6

Net	$894.8	$938.8	$421.6	$459.8

Premiums Earned
Direct	$361.2	$334.0	$179.3	$164.5
Add: assumed	715.9	747.6	358.4	381.8
Less: ceded	149.5	131.1	67.2	65.8

Net	$927.6	$950.5	$470.5	$480.5

     The total amount of reinsurance recoverables on paid and unpaid losses as of June 30, 2010 and December 31, 2009 was $982.5 million and $912.0 million, respectively. We have established a reserve for potentially uncollectible reinsurance recoverables based upon an evaluation of each retrocessionaire and our assessment as to the collectability of individual balances. The reserve for uncollectible recoverables as of June 30, 2010 and December 31, 2009, was $40.9 million and $41.9 million, respectively, and has been netted against reinsurance recoverables on paid losses. We have also established a reserve for potentially uncollectible insurance and assumed reinsurance balances of $5.8 million and $5.5 million as of June 30, 2010 and December 31, 2009, respectively, which has been netted against premiums receivable.
Results of Operations
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Underwriting Results
     Gross Premiums Written. Gross premiums written for the six months ended June 30, 2010 decreased by $27.4 million, or 2.6%, to $1,038.9 million, compared to $1,066.3 million for the six months ended June 30, 2009, as reflected in the following table (in millions):

	Six Months Ended
	June 30,		Change
Division	2010	2009	$	%
Americas	$367.7	$385.7	$(18.0)	(4.7)%
EuroAsia	290.1	291.2	(1.1)	(0.4)
London Market	164.7	147.9	16.8	11.4
U.S. Insurance	216.4	241.5	(25.1)	(10.4)

Total gross premiums written	$1,038.9	$1,066.3	$(27.4)	(2.6)%

     Total reinsurance gross premiums written for the six months ended June 30, 2010 were $729.6 million, compared to $737.2 million for the six months ended June 30, 2009, a decrease of 1.0%. Total insurance gross premiums written for the six months ended June 30, 2010, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $309.3 million, compared to

$329.1 million for the six months ended June 30, 2009, a decrease of 6.0%. For the six months ended June 30, 2010, total reinsurance gross premiums written represented 70.2% (69.1% in the six months ended June 30, 2009) of our business, while insurance represented the remaining 29.8% (30.9% in the six months ended June 30, 2009) of our business.
     Americas. Gross premiums written in the Americas division for the six months ended June 30, 2010 were $367.7 million, a decrease of $18.0 million, or 4.7%, compared to $385.7 million for the six months ended June 30, 2009. These amounts represented 35.4% of our gross premiums written for the six month periods ended June 30, 2010 and 36.2% for the six months ended June 30, 2009. Gross premiums written across each geographic region of the Americas division were as follows (in millions):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
United States	$270.3	$289.4	$(19.1)	(6.6)%
Latin America	69.3	77.7	(8.4)	(10.8)
Canada	28.1	18.6	9.5	51.1

Total gross premiums written	$367.7	$385.7	$(18.0)	(4.7)%

•	United States — The decrease in gross premiums written was primarily due to a decrease in treaty casualty business of $35.1 million, to $116.7 million, for the six months ended June 30, 2010, compared to $151.7 million for the six months ended June 30, 2009 and due to a decrease in casualty facultative business of $8.0 million, to $27.6 million for the six months ended June 30, 2010, compared to $35.6 million for the six months ended June 30, 2009. This was partially offset by an increase in property business of $24.7 million, to $99.7 million for the six months ended June 30, 2010, as compared to $74.9 million for the six months ended June 30, 2009.

•	Latin America — The decrease in gross premiums written was primarily attributable to share decreases on existing business and the non-renewal of business not meeting our underwriting standards.

•	Canada — The increase in gross premiums written was primarily due to increased participation on a number of renewing accounts and new business written on January 1, 2010.
     EuroAsia. Gross premiums written in the EuroAsia division for the six months ended June 30, 2010 were $290.1 million, a decrease of $1.1 million, or 0.4%, compared to $291.2 million for the six months ended June 30, 2009. These amounts represented 27.9% of our gross premiums written for the six months ended June 30, 2010 and 27.3% in the corresponding period of 2009. Movements in foreign exchange rates favorably impacted results in the period by $20.3 million. Excluding the effects of foreign exchange rate movement, gross premiums would have decreased by $21.4 million.
     London Market. Gross premiums written in the London Market division for the six months ended June 30, 2010 were $164.7 million, an increase of $16.8 million, or 11.4%, compared to $147.9 million for the six months ended June 30, 2009. These amounts represented 15.9% of our gross premiums written for the six months ended June 30, 2010 and 13.9% for the six months ended June 30, 2009. Gross premiums written across each unit of the London Market division were as follows (in millions):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
London branch	$71.9	$60.3	$11.6	19.2%
Newline	92.8	87.6	5.2	5.9

Total gross premiums written	$164.7	$147.9	$16.8	11.4%

     The increase in gross premiums written by the London branch was primarily attributable to property business, which increased by $7.5 million, or 19.3%, and marine and aviation business, which increased by $5.4 million, or 33.1%. This increase was offset by a decrease in casualty business of $1.3 million, or 25.5%.

     The increase in gross premiums written by Newline was primarily attributable to an increase in motor business of $9.4 million, offset by decreases in medical professional liability of $5.3 million and financial institutions of $2.9 million.
     U.S. Insurance. Gross premiums written in the U.S. Insurance division for the six months ended June 30, 2010 were $216.4 million, a decrease of $25.1 million, or 10.4%, compared to $241.5 million for the six months ended June 30, 2009. These amounts represented 20.8% of our gross premiums written for the six months ended June 30, 2010 and 22.6% for the six months ended June 30, 2009. Gross premiums written by line of business were as follows (in millions):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Professional liability	$59.3	$61.3	$(2.0)	(3.3)%
Property and package	45.4	57.4	(12.0)	(20.9)
Specialty liability	42.4	41.5	0.9	2.2
Medical professional liability	38.4	38.7	(0.3)	(0.8)
Commercial automobile	26.6	33.1	(6.5)	(19.6)
Personal automobile	4.3	9.5	(5.2)	(54.7)

Total gross premiums written	$216.4	$241.5	$(25.1)	(10.4)%

     The reduction in gross premiums written for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 principally relates to a reduction in the property and package and automobile lines of business.
     Ceded Premiums Written. Ceded premiums written for the six months ended June 30, 2010 increased by $16.6 million, or 13.0%, to $144.1 million (13.9% of gross premiums written), from $127.5 million (12.0% of gross premiums written) for the six months ended June 30, 2009. The increase in ceded premiums written was primarily related to an increase in reinsurance purchased for our professional liability and medical professional liability business in the U.S. Insurance division, and reinstatement premiums related to the Chile earthquake.
     Net Premiums Written. Net premiums written, which represents gross premiums written less ceded premiums written, for the six months ended June 30, 2010 decreased by $44.0 million, or 4.7%, to $894.8 million, compared to $938.8 million for the six months ended June 30, 2009, as reflected in the following table (in millions):

	Six Months Ended
	June 30,		Change
Division	2010	2009	$	%
Americas	$350.5	$377.6	$(27.1)	(7.2)%
EuroAsia	280.3	278.1	2.2	0.8
London Market	134.4	113.7	20.7	18.2
U.S. Insurance	129.6	169.4	(39.8)	(23.5)

Total net premiums written	$894.8	$938.8	$(44.0)	(4.7)%

     Americas. Net premiums written in the Americas division for the six months ended June 30, 2010 were $350.5 million, compared to $377.6 million for the 2009 period, a decrease of 7.2%. These amounts represented 39.2% of our net premiums written for the six months ended June 30, 2010 and 40.2% for the six months ended June 30, 2009. The net retention ratio, which represents net premiums written as a percentage of gross premiums written, was 95.3% and 97.9% for the six months ended June 30, 2010 and 2009, respectively.
     The decrease in net premiums written in the Americas division for the six months ended June 30, 2010 was primarily due to decreases in the United States of $20.1 million and Latin America of $16.6 million. This was partially offset by an increase in Canada of $9.6 million.

     EuroAsia. Net premiums written in the EuroAsia division for the six months ended June 30, 2010 were $280.3 million, compared to $278.1 million for 2009, an increase of 0.8%. These amounts represented 31.3% of our net premiums written for the six months ended June 30, 2010 and 29.6% for the six months ended June 30, 2009. The net retention ratio was 96.6% for the six months ended June 30, 2010, compared to 95.5% for the six months ended June 30, 2009.
     The increase in net premiums written is due to a decrease in gross premium written of $1.1 million, offset by a decrease in ceded premiums written of $3.3 million.
     London Market. Net premiums written in the London Market division for the six months ended June 30, 2010 were $134.4 million, compared to $113.7 million for the six months ended June 30, 2009, an increase of 18.2%. These amounts represented 15% of our net premiums written for the six months ended June 30, 2010 and 12.1% for the six months ended June 30, 2009. The net retention ratio was 81.6% for the six months ended June 30, 2010, compared to 76.9% for the six months ended June 30, 2009.
     The increase in net premiums written is consistent with an increase in gross premium written of $16.8 million, in addition to a decrease in ceded premiums written of $3.9 million.
     U.S. Insurance. Net premiums written in the U.S. Insurance division for the six months ended June 30, 2010 were $129.6 million, compared to $169.4 million for the six months ended June 30, 2009, a decrease of 23.5%. These amounts represented 14.5% of our net premiums written for the six months ended June 30, 2010 and 18.1% for the six months ended June 30, 2009. The net retention ratio was 59.9% for the six months ended June 30, 2010, compared to 70.1% for the six months ended June 30, 2009.
     The decrease in net premiums written was due to a 10.4% decrease ($25.1 million) in gross premiums written as previously discussed, combined with a 20.3% increase ($14.6 million) in ceded premiums written, principally related to the professional liability and medical professional liability lines of business.
     Net Premiums Earned. Net premiums earned for the six months ended June 30, 2010 decreased $22.9 million, or 2.4%, to $927.6 million, from $950.5 million for the six months ended June 30, 2009. Net premiums earned decreased $37.2 million, or 9.4%, in the Americas division, $4.2 million, or 1.5%, in the EuroAsia division, $4.5 million, or 2.8%, in the U.S. Insurance division and increased $23.0 million, or 19.8%, in the London Market division.
     Losses and Loss Adjustment Expenses. Net losses and LAE incurred increased $57.4 million, or 9.0%, to $696.9 million for the six months ended June 30, 2010, from $639.5 million for the six months ended June 30, 2009, as follows (in millions):

	Six Months Ended
	June 30,		Change
	2010	2009	$	%
Gross losses and LAE incurred	$902.2	$743.8	$158.4	21.3%
Less: ceded losses and LAE incurred	205.3	104.3	101.0	96.8

Net losses and LAE incurred	$696.9	$639.5	$57.4	9.0%

     The increase in net losses and LAE incurred was principally related to an increase in current year property catastrophe losses of $74.4 million, to $137.3 million for the six months ended June 30, 2010, from $62.9 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, current year property catastrophe losses included $83.4 million related to the Chile earthquake and $17.6 million related to Windstorm Xynthia. In addition, current year losses for the six months ended June 30, 2010 included $34.4 million related to the Deepwater Horizon event. For the six months ended June 30, 2009, current year property catastrophe losses included $50.0 million related to Windstorm Klaus. Losses and LAE for the six months ended June 30, 2010 included an increase in prior period losses of $2.6 million, attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division, partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions. Losses and LAE for the six months ended June 30, 2009 included a decrease in prior period losses of $10.9 million, attributable to reduced loss estimates due to loss emergence lower than expectations in the period on business written in the EuroAsia, London Market and U.S. Insurance divisions.
     The loss estimates for losses such as the Chile earthquake, Windstorm Xynthia and the Deepwater Horizon event represent our best estimates based on the most recent information available. We used various approaches in estimating our losses, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual losses may exceed our estimated losses, potentially resulting in adverse effects to our financial results.
     Ceded losses and LAE incurred increased $101.0 million, or 96.8%, to $205.3 million for the six months ended June 30, 2010, from $104.3 million for the six months ended June 30, 2009. This increase was principally attributable to increased loss cessions related to property catastrophe events and asbestos exposures in the Americas division and increased reinsurance purchased in the U.S. Insurance division.
     The loss and LAE ratio for the six months ended June 30, 2010 and 2009 and the percentage point change for each of our divisions and in total are as follows:

	Six Months Ended		Percentage
	June 30,		Point
Division	2010	2009	Change
Americas	86.4%	64.8%	21.6
EuroAsia	66.7	73.1	(6.4)
London Market	73.1	62.9	10.2
U.S. Insurance	65.8	66.4	(0.6)

Total loss and LAE ratio	75.1%	67.3%	7.8

     The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the six months ended June 30, 2010 and 2009 (in millions):
Six Months Ended June 30, 2010

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$310.0	86.4%	$182.9	66.7%	$101.7	73.1%	$102.3	65.8%	$696.9	75.1%

Catastrophe losses:
2010 events:
Chile earthquake	71.1	19.8	1.7	0.6	10.6	7.7	—	—	83.4	9.0
Windstorm Xynthia	—	—	17.5	6.4	0.1	0.1	—	—	17.6	1.9
Haiti earthquake	6.7	1.9	—	—	—	—	—	—	6.7	0.7
Eastern Europe floods	—	—	5.9	2.2	—	—	—	—	5.9	0.6
Other 2010 events	9.8	2.7	11.8	4.3	2.1	1.5	—	—	23.6	2.5

Total 2010 events	87.6	24.4	36.9	13.4	12.8	9.2	—	—	137.3	14.8
Prior period events	1.6	0.5	7.7	2.8	(2.1)	(1.5)	—	—	7.2	0.8

Total catastrophe losses	$89.2	24.9%	$44.6	16.2%	$10.7	7.7%	$—	—%	$144.5	15.6%

Prior period loss development including prior period catastrophe losses	$24.4	6.8%	$1.4	0.5%	$(14.9)	(10.7)%	$(8.3)	(5.3)%	$2.6	0.3%

Six Months Ended June 30, 2009

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$256.7	64.8%	$203.6	73.1%	$73.0	62.9%	$106.2	66.4%	$639.5	67.3%

Catastrophe losses:
2009 events:
Windstorm Klaus	—	—	50.0	18.0	—	—	—	—	50.0	5.2
Other 2009 events	5.5	1.4	5.9	2.1	1.5	1.3	—	—	12.9	1.4

Total 2009 events	5.5	1.4	55.9	20.1	1.5	1.3	—	—	62.9	6.6
Prior period events	(0.9)	(0.2)	(2.1)	(0.8)	5.2	4.5	0.6	0.4	2.8	0.3

Total catastrophe losses	$4.6	1.2%	$53.8	19.3%	$6.7	5.8%	$0.6	0.4%	$65.7	6.9%

Prior period loss development including prior period catastrophe losses	$12.3	3.1%	$(6.9)	(2.5)%	$(6.7)	(5.8)%	$(9.6)	(6.0)%	$(10.9)	(1.1)%

     Americas Division — Losses and LAE increased $53.3 million, or 20.8%, to $310.0 million for the six months ended June 30, 2010, from $256.7 million for the six months ended June 30, 2009. This resulted in a loss and LAE ratio of 86.4% for the six months ended June 30, 2010, compared to 64.8% for the six months ended June 30, 2009. This increase in losses and LAE was principally attributable to an increase in current year property catastrophe losses of $82.1 million, to $87.6 million for the six months ended June 30, 2010, from $5.5 million for the six months ended June 30, 2009, and to a $2.9 million loss related to the Deepwater Horizon event. Losses and LAE for the six months ended June 30, 2010 included current year property catastrophe losses of $87.6 million, with $71.1 million for the Chile earthquake and $6.7 million for the Haiti earthquake, and an increase in prior period losses of $24.4 million, principally due to loss emergence greater than expectations in the period on asbestos. Losses and LAE for the six months ended June 30, 2009 included current year property catastrophe losses of $5.5 million and an increase in prior period losses of $12.3 million, principally due to loss emergence greater than expectations in the period on general and professional liability business.
     EuroAsia Division — Losses and LAE decreased $20.7 million, or 10.2%, to $182.9 million for the six months ended June 30, 2010, from $203.6 million for the six months ended June 30, 2009. This resulted in a loss and LAE ratio of 66.7% for the six months ended June 30, 2010, compared to 73.1% for the six months ended June 30, 2009. This decrease in losses and LAE was principally due to a decrease in current year property catastrophe losses of $19.0 million, to $36.9 million for the six months ended June 30, 2010, from $55.9 million for the six months ended June 30, 2009. Losses and LAE for the six months ended June 30, 2010 included current year property catastrophe losses of $36.9 million, with $17.5 million for Windstorm Xynthia and $1.7 million for the Chile earthquake, and an increase in prior period losses of $1.4 million, principally due to loss emergence greater than expectations in the period on property catastrophe business. Losses and LAE for the six months ended June 30, 2009 included current year property catastrophe losses of $55.9 million, with $50.0 million attributable to Windstorm Klaus, and a decrease in prior period losses of $6.9 million, principally due to loss emergence lower than expectations in the period on miscellaneous property lines of business.
     London Market Division — Losses and LAE increased $28.7 million, or 39.3%, to $101.7 million for the six months ended June 30, 2010, from $73.0 million for the six months ended June 30, 2009. This resulted in a loss and LAE ratio of 73.1% for the six months ended June 30, 2010, compared to 62.9% for the six months ended June 30, 2009. This increase in losses and LAE was principally due to an increase in current year property catastrophe losses of $11.4 million, to $12.9 million for the six months ended June 30, 2010, from $1.5 million for the six months ended June 30, 2009, and a $30.0 million loss related to the Deepwater Horizon event. Losses and LAE for the six months ended June 30, 2010 included current year property catastrophe losses of $12.8 million, with $10.6 million for the Chile earthquake, and a decrease in prior period losses of $14.9 million, principally attributable to loss emergence lower than expectations in the period on satellite, marine and financial lines of business, partially offset by increased loss estimates due to loss emergence greater than expectations in the period on medical malpractice business. Losses and LAE for the six months ended June 30, 2009 included current year property catastrophe losses of $1.5 million, and a decrease in prior period losses of $6.7 million, principally attributable to loss emergence lower than expectations in the period on liability, satellite and aviation business.
     U.S. Insurance Division — Losses and LAE decreased $3.9 million, or 3.7%, to $102.3 million for the six months ended June 30, 2010, from $106.2 million for the six months ended June 30, 2009. This resulted in a loss and LAE ratio of 65.8% for the six months ended June 30, 2010, compared to 66.4% for the six months ended June 30, 2009. This decrease in losses and LAE was principally due to a decline in loss exposure associated with a decline in net premiums earned of $4.5 million, to $155.4 million for the six months ended June 30, 2010, from $160.0 million for the six months ended June 30, 2009. This was partially offset by a $1.5 million loss related to the Deepwater Horizon event. Losses and LAE for the six months ended June 30, 2010 included a decrease in prior period losses of $8.3 million, principally attributable to loss emergence lower than expectations in the period on miscellaneous liability lines of business. Losses and LAE for the six months ended June 30, 2009 included a decrease in prior period losses of $9.6 million, principally attributable to loss emergence lower than expectations in the period on miscellaneous and professional liability lines of business.
     Acquisition Costs. Acquisition costs for the six months ended June 30, 2010 were $178.9 million, a decrease of $11.9 million or 6.2%, compared to $190.8 million for the six months ended June 30, 2009. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 19.3% for the six months ended June 30, 2010, compared to 20.1% for the six months ended June 30, 2009, a decrease of 0.8 points. The London Market division acquisition expense ratio increased by 0.4 points, for the six months ended June 30, 2010 compared to the corresponding period in 2009. The Americas, EuroAsia and U.S. Insurance divisions’ acquisition expense ratios decreased by 0.6 points, 0.4 points and 2.2 points, respectively, for the six months ended June 30, 2010 compared to the corresponding period in 2009.
     Other Underwriting Expenses. Other underwriting expenses for the six months ended June 30, 2010 were $96.7 million, compared to $87.1 million for the six months ended June 30, 2009. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 10.4% for the six months ended June 30, 2010, compared to 9.1% for the six months ended June 30, 2009. The increase in the other underwriting expense ratio was principally attributable to compensation and benefits, and legal fees in the U.S. Insurance division, combined with a decrease in net premiums earned.
     The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the six months ended June 30, 2010 and 2009 for each of our divisions:

	Six Months Ended		Percentage
	June 30,		Point
Division	2010	2009	Change
Americas	32.2%	31.4%	0.8
EuroAsia	25.2	24.7	0.5
London Market	28.1	28.7	(0.6)
U.S. Insurance	33.5	32.4	1.1

Total acquisition costs and other underwriting expense ratio	29.7%	29.2%	0.5

     Our combined ratio was 104.8% for the six months ended June 30, 2010, compared to 96.5% for the six months ended June 30, 2009. The following table reflects the combined ratio for the six months ended June 30, 2010 and 2009 for each of our divisions:

	Six Months Ended		Percentage
	June 30,		Point
Division	2010	2009	Change
Americas	118.6%	96.2%	22.4
EuroAsia	91.9	97.8	(5.9)
London Market	101.2	91.6	9.6
U.S. Insurance	99.3	98.8	0.5

Total combined ratio	104.8%	96.5%	8.3

Investment Results
     Net Investment Income. Net investment income for the six months ended June 30, 2010 increased by $3.2 million, or 2.0%, to $163.3 million, from $160.1 million for the six months ended June 30, 2009. Net investment income was comprised of gross investment income of $182.9 million less investment expenses of $19.6 million for the six months ended June 30, 2010, compared to gross investment income of $170.8 million less investment expenses of $10.7 million for the six months ended June 30, 2009. The increase in net investment income for the six months ended June 30, 2010 was primarily attributable to the following:
•	investment income from fixed income securities was $141.1 million for the six months ended June 30, 2010, an increase of $19.2 million, or 15.8%, compared to the six months ended June 30, 2009;
•	an increase in net investment income from other invested assets of $4.6 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009;
•	an increase in net investment income from preferred stocks of $0.4 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009; partially offset by:
•	a decrease of $8.8 million, or 27.8%, in net investment income from equity investments for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Dividends on common stocks decreased $9.6 million, and net income on common stocks, at equity increased $0.8 million;

•	an increase in investment expenses of $8.9 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009; and

•	a decrease in net investment income from cash and short-term investments of $3.3 million, or 43.1%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.
     Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances, was 3.9% and 4.1% for the six months ended June 30, 2010 and 2009, respectively. The total effective annualized yield on average invested assets is calculated by dividing annual income by the annual average invested assets (computed using average amortized cost for fixed income securities and average carrying value for all other securities).
     Net Realized Investment Gains/Losses. Net realized investment gains of $162.6 million for the six months ended June 30, 2010 increased by $206.2 million, from net realized investment losses of $43.6 million for the six months ended June 30, 2009. The increase in net realized investment gains was principally due to the following:
•	an increase in net realized investment gains on derivative securities of $199.0 million, primarily attributable to increased gains on total return swaps;
•	an increase in net realized investment gains on equity securities of $190.0 million, with net realized investment gains of $81.8 million for the six months ended June 30, 2010, compared to $108.2 million in net realized investment losses for the six months ended June 30, 2009; partially offset by:

•	a decrease in net realized investment gains on fixed income securities of $82.3 million;
•	an increase in losses on short-term investments, cash and cash equivalents of $59.8 million;
•	an increase in realized investment losses on preferred stock of $34.9 million; and
•	an increase in losses on other invested assets of $5.8 million.
     Net realized investment gains include other-than-temporary impairment losses in the amount of $7.7 million, relating to fixed income securities of $2.9 million and equity securities of $4.8 million for the six months ended June 30, 2010. During the six months ended June 30, 2009, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $126.7 million, relating to equity securities of $123.1 million, fixed income securities of $3.4 million and preferred stock of $0.2 million. Other-than-temporary impairments reflect situations where the fair value was below the cost of the securities and we could not reasonably determine whether it was more likely than not that we would not be required to sell the securities before they were able to recover their value.
Other Results, Principally Holding Company and Income Taxes
     Other Expenses/Income, Net. Other expense, net, for the six months ended June 30, 2010 was $13.2 million, compared to other income, net of $11.3 million for the six months ended June 30, 2009. The other expense is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The $24.5 million increase in expense for the six months ended June 30, 2010 compared to the comparable 2009 period was primarily related to $15.8 million of foreign exchange related adjustments and $8.0 million in increased compensation costs following the acquisition of OdysseyRe by Fairfax.
     Interest Expense. We incurred interest expense related to our debt obligations of $15.0 million and $15.9 million for the six months ended June 30, 2010 and 2009, respectively. The lower amount of interest expense in 2010 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate senior notes.
     Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the six months ended June 30, 2010 increased by $38.2 million, to $65.6 million, compared to $27.4 million for the six months ended June 30, 2009, resulting from increased pre-tax income. Our effective tax rates were 26.0% and 18.9% for the six months ended June 30, 2010 and 2009, respectively.
     Preferred Dividends and Purchases. We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $2.5 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively. During the second quarter of 2010, Odyssey America purchased 29,500 shares of our Series B preferred stock, with a liquidation preference of $0.7 million, for $0.7 million. As a result of the second quarter 2010 purchase of the Series B preferred shares, we recorded a $4.0 thousand gain during the six months ended June 30, 2010. During the first quarter of 2009, Odyssey America purchased 704,737 shares of our Series B preferred stock, with a liquidation preference of $17.2 million, for $9.2 million. As a result of the first quarter 2009 repurchase of the Series B preferred shares, we recorded a gain of $8.0 million for the six months ended June 30, 2009.

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Underwriting Results
     Gross Premiums Written. Gross premiums written for the three months ended June 30, 2010 decreased by $34.2 million, or 6.7%, to $477.2 million, compared to $511.4 million for the three months ended June 30, 2009, as reflected in the following table (in millions):

	Three Months Ended
	June 30,		Change
Division	2010	2009	$	%
Americas	$170.0	$190.4	$(20.4)	(10.7)%
EuroAsia	125.2	130.9	(5.7)	(4.4)
London Market	81.8	75.0	6.8	9.1
U.S. Insurance	100.2	115.1	(14.9)	(12.9)

Total gross premiums written	$477.2	$511.4	$(34.2)	(6.7)%

     Total reinsurance gross premiums written for the three months ended June 30, 2010 were $333.3 million, compared to $349.1 million for the three months ended June 30, 2009, a decrease of 4.5%. Total insurance gross premiums written for the three months ended June 30, 2010, which include our U.S. Insurance division and the insurance business underwritten by our London Market division, were $143.9 million, compared to $162.3 million for the three months ended June 30, 2009, a decrease of 11.3%. For the three months ended June 30, 2010, total reinsurance gross premiums written represented 69.8% (68.3% in the three months ended June 30, 2009) of our business, while insurance represented the remaining 30.2% (31.7% in the three months ended June 30, 2009) of our business.
     Americas. Gross premiums written in the Americas division for the three months ended June 30, 2010 were $170.0 million, a decrease of $20.4 million, or 10.7%, compared to $190.4 million for the three months ended June 30, 2009. These amounts represented 35.6% of our gross premiums written for the three months ended June 30, 2010 and 37.2% for the three months ended June 30, 2009. Gross premiums written across each geographic region of the Americas division were as follows (in millions):

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
United States	$123.9	$139.6	$(15.7)	(11.2)%
Latin America	32.8	41.2	(8.4)	(20.4)
Canada	13.3	9.6	3.7	38.5

Total gross premiums written	$170.0	$190.4	$(20.4)	(10.7)%

•	United States — The decrease in gross premiums written was primarily due to decreases in treaty casualty business of $19.9 million and casualty facultative business of $3.4 million. This was partially offset by an increase in property business of $8.0 million.
•	Latin America — The decrease in gross written premium in Latin America was primarily attributable to share decreases on existing business and the non-renewal of business not meeting our underwriting standards.
•	Canada — The increase in gross premiums written was primarily due to an increase in shares on renewal accounts and new business written on January 1, 2010.

EuroAsia. Gross premiums written in the EuroAsia division for the three months ended June 30, 2010 were $125.2 million, a decrease of $5.7 million, or 4.4%, compared to $130.9 million for the three months ended June 30, 2009. These amounts represented 26.2% of our gross premiums written for the three months ended June 30, 2010 and 25.6% in the corresponding period of 2009, due to the competitive market place.
     London Market. Gross premiums written in the London Market division for the three months ended June 30, 2010 were $81.8 million, an increase of $6.8 million, or 9.1%, compared to $75.0 million for the three months ended June 30, 2009. These amounts represented 17.1% of our gross premiums written for the three months ended June 30, 2010 and 14.7% for the three months ended June 30, 2009. Gross premiums written across each unit of the London Market division were as follows (in millions):

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
London branch	$38.1	$27.8	$10.3	37.1%
Newline	43.7	47.2	(3.5)	(7.4)

Total gross premiums written	$81.8	$75.0	$6.8	9.1%

     The increase in gross premiums written by the London branch was primarily attributable to property business, which increased by $7.4 million, or 42.0%, and marine and aviation business, which increased by $3.7 million, or 45.1%. This increase was offset by a decrease in casualty business of $0.8 million, or 40.0%.
     The decrease in gross premiums written by Newline was primarily attributable to liability lines of $2.4 million, medical professional liability of $2.3 million and financial institutions of $2.3 million. This decrease was offset by an increase in motor lines of $3.3 million.
     U.S. Insurance. Gross premiums written in the U.S. Insurance division for the three months ended June 30, 2010 were $100.2 million, a decrease of $14.9 million, or 12.9%, compared to $115.1 million for the three months ended June 30, 2009. These amounts represented 21.0% of our gross premiums written for the three months ended June 30, 2010 and 22.5% for the three months ended June 30, 2009. Gross premiums written by line of business were as follows (in millions):

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
Professional liability	$28.7	$33.4	$(4.7)	(14.1)%
Property and package	27.5	31.4	(3.9)	(12.4)
Medical professional liability	15.9	15.9	—	—
Commercial automobile	13.1	16.5	(3.4)	(20.6)
Specialty liability	12.6	13.0	(0.4)	(3.1)
Personal automobile	2.4	4.9	(2.5)	(51.0)

Total gross premiums written	$100.2	$115.1	$(14.9)	(12.9)%

     The reduction in gross premiums written for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 principally relates to the competitive market conditions affecting most lines of business.
     Ceded Premiums Written. Ceded premiums written for the three months ended June 30, 2010 increased by $4.0 million, or 7.8%, to $55.6 million (11.7% of gross premiums written), from $51.6 million (10.1% of gross premiums written) for the three months ended June 30, 2009. The increase in ceded premiums written was primarily related to a moderate increase in our crop business in the U.S. Insurance division, which is heavily reinsured through U.S. Federal crop insurance programs.

     Net Premiums Written. Net premiums written, which represent gross premiums written less ceded premiums written, for the three months ended June 30, 2010 decreased by $38.2 million, or 8.3%, to $421.6 million, compared to $459.8 million for the three months ended June 30, 2009, as reflected in the following table (in millions):

	Three Months Ended
	June 30,		Change
Division	2010	2009	$	%
Americas	$167.1	$186.9	$(19.8)	(10.6)%
EuroAsia	124.8	124.5	0.3	0.2
London Market	66.5	61.2	5.3	8.7
U.S. Insurance	63.2	87.2	(24.0)	(27.5)

Total net premiums written	$421.6	$459.8	$(38.2)	(8.3)%

     Americas. Net premiums written in the Americas division for the three months ended June 30, 2010 were $167.1 million, compared to $186.9 million for the 2009 period, a decrease of 10.6%. These amounts represented 39.6% of our net premiums written for the three months ended June 30, 2010 and 40.6% for the three months ended June 30, 2009. The net retention ratio, which represents net premiums written as a percentage of gross premiums written, was 98.3% and 98.2% for the three months ended June 30, 2010 and 2009, respectively.
     The decrease in net premiums written in the Americas division for the three months ended June 30, 2010 was primarily due to a decrease in United States gross premiums written of $15.7 million and a decrease in Latin America gross premiums written of $8.4 million. This was partially offset by an increase in Canada gross premiums written of $3.7 million.
     EuroAsia. Net premiums written in the EuroAsia division for the three months ended June 30, 2010 were $124.8 million, compared to $124.5 million for 2009, an increase of 0.2%. These amounts represented 29.6% of our net premiums written for the three months ended June 30, 2010 and 27.1% for the three months ended June 30, 2009. The net retention ratio was 99.7% for the three months ended June 30, 2010, compared to 95.1% for the three months ended June 30, 2009.
     The increase in net premiums written consisted of a decrease in gross premiums written of $5.7 million, offset by a decrease in ceded premiums written of $6.0 million.
     London Market. Net premiums written in the London Market division for the three months ended June 30, 2010 were $66.5 million, compared to $61.2 million for three months ended June 30, 2009, an increase of 8.7%. These amounts represented 15.8% of our net premiums written for the three months ended June 30, 2010 and 13.3% for the three months ended June 30, 2009. The net retention ratio was 81.3% for the three months ended June 30, 2010, compared to 81.6% for the three months ended June 30, 2009.
     The increase in net premiums written consisted of an increase in gross premiums written of $6.8 million, offset by an increase in ceded premiums written of $1.5 million.
     U.S. Insurance. Net premiums written in the U.S. Insurance division for the three months ended June 30, 2010 were $63.2 million, compared to $87.2 million for the three months ended June 30, 2009, a decrease of 27.5%. These amounts represented 15.0% of our net premiums written for the three months ended June 30, 2010 and 19.0% for the three months ended June 30, 2009. The net retention ratio was 63.1% for the three months ended June 30, 2010, compared to 75.8% for the three months ended June 30, 2009.
     The decrease in net premiums written was due to a 12.9% ($14.9 million) decrease in gross premiums written, combined with a 32.3% ($9.1 million) increase in ceded premiums written, principally related to professional liability and crop lines of business.
     Net Premiums Earned. Net premiums earned for the three months ended June 30, 2010 decreased $10.0 million, or 2.1%, to $470.5 million, from $480.5 million for the three months ended June 30, 2009. Net premiums earned decreased $18.6 million, or 9.3%, in the Americas division, and $3.8 million, or 2.7%, in the EuroAsia division, offset by an increase of $9.9 million, or 16.0%, in the London Market division and $2.6 million, or 3.3%, in the U.S. Insurance division.

     Losses and Loss Adjustment Expenses. Net losses and LAE incurred decreased $0.9 million, or 0.3%, to $321.0 million for the three months ended June 30, 2010, from $321.9 million for the three months ended June 30, 2009, as follows (in millions):

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
Gross losses and LAE incurred	$393.8	$390.9	$2.9	0.7%
Less: ceded losses and LAE incurred	72.8	69.0	3.8	5.5

Net losses and LAE incurred	$321.0	$321.9	$(0.9)	(0.3)%

     The decrease in net losses and LAE incurred was principally related to a decline in casualty treaty net premiums earned in the Americas division and an overall decrease in net premiums earned of $10.0 million to $470.5 million for the three months ended June 30, 2010, from $480.5 million for the three months ended June 30, 2009. This was offset by current year losses for the three months ended June 30, 2010, which included $34.4 million related to the Deepwater Horizon event. Losses and LAE for the three months ended June 30, 2010 included an increase in prior period losses of $7.5 million, attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division, partially offset by reduced loss estimates due to loss emergence lower than expectations in the period on business written in the London Market and U.S. Insurance divisions. Losses and LAE for the three months ended June 30, 2009 included an increase in prior period losses of $0.9 million, attributable to increased loss estimates due to loss emergence greater than expectations in the period on business written in the Americas division
     The loss estimates for losses such as the Chile earthquake, Windstorm Xynthia and the Deepwater Horizon event represent our best estimates based on the most recent information available. We used various approaches in estimating our losses, including a detailed review of exposed contracts and information from ceding companies. As additional information becomes available, including information from ceding companies, actual losses may exceed our estimated losses, potentially resulting in adverse effects to our financial results.
     Ceded losses and LAE incurred increased $3.8 million, or 5.5%, to $72.8 million for the three months ended June 30, 2010, from $69.0 million for the three months ended June 30, 2009. This increase was principally due to increased cessions on asbestos exposures in the Americas division, offset by a reduction in property catastrophe cessions in the EuroAsia division.
     The loss and LAE ratio for the three months ended June 30, 2010 and 2009 and the percentage point change for each of our divisions and in total are as follows:

	Three Months Ended		Percentage
	June 30,		Point
Division	2010	2009	Change
Americas	68.0%	69.4%	(1.4)
EuroAsia	63.6	66.3	(2.7)
London Market	79.5	62.2	17.3
U.S. Insurance	66.7	66.0	0.7

Total loss and LAE ratio	68.2%	67.0%	1.2

     The following tables reflect total losses and LAE as reported for each division and include the impact of catastrophe losses and prior period reserve development, expressed as a percentage of net premiums earned (“NPE”), for the three months ended June 30, 2010 and 2009 (in millions):
Three Months Ended June 30, 2010

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$123.7	68.0%	$86.8	63.6%	$56.9	79.5%	$53.6	66.7%	$321.0	68.2%

Catastrophe losses:
2010 events:
Eastern Europe floods	—	—	5.9	4.3	—	—	—	—	5.9	1.3
Chile earthquake	(0.1)	(0.1)	(1.8)	(1.3)	0.1	0.2	—	—	(1.8)	(0.4)
Other 2010 events	3.5	1.9	6.9	5.0	1.7	2.3	—	—	12.1	2.6

Total 2010 events	3.4	1.8	11.0	8.0	1.8	2.5	—	—	16.2	3.4
Prior period events	(1.0)	(0.5)	4.7	3.4	(1.0)	(1.4)	—	—	2.8	0.6

Total catastrophe losses	$2.4	1.3%	$15.7	11.4%	$0.8	1.1%	$—	—%	$19.0	4.0%

Prior period loss development including prior period catastrophe losses	$21.5	11.8%	$1.3	0.9%	$(10.6)	(14.8)%	$(4.7)	(5.9)%	$7.5	1.6%

Three Months Ended June 30, 2009

	Americas		EuroAsia		London Market		U.S. Insurance		Total
		% of		% of		% of		% of		% of
	$	NPE	$	NPE	$	NPE	$	NPE	$	NPE
Total losses and LAE	$139.3	69.4%	$92.9	66.3%	$38.4	62.2%	$51.3	66.0%	$321.9	67.0%

Catastrophe losses:
2009 events:
Windstorm Klaus	—	—	6.1	4.3	—	—	—	—	6.1	1.3
Other 2009 events	2.4	1.2	5.6	4.0	1.1	1.8	—	—	9.1	1.9

Total 2009 events	2.4	1.2	11.7	8.3	1.1	1.8	—	—	15.2	3.2
Prior period events	(1.6)	(0.8)	(4.2)	(3.0)	(0.3)	(0.5)	—	—	(6.1)	(1.3)

Total catastrophe losses	$0.8	0.4%	$7.5	5.3%	$0.8	1.3%	$—	—%	$9.1	1.9%

Prior period loss development including prior period catastrophe losses	$13.6	6.8%	$(2.1)	(1.5)%	$(4.6)	(7.5)%	$(6.0)	(7.7)%	$0.9	0.2%

     Americas Division — Losses and LAE decreased $15.6 million, or 11.2%, to $123.7 million for the three months ended June 30, 2010, from $139.3 million for the three months ended June 30, 2009. This resulted in a loss and LAE ratio of 68.0% for the three months ended June 30, 2010, compared to 69.4% for the three months ended June 30, 2009. This decrease in losses and LAE was principally due to a decline in loss exposure associated with a decline in net premiums earned of $18.6 million, to $182.1 million for the three months ended June 30, 2010, from $200.7 million for the three months ended June 30, 2009. Losses and LAE for the three months ended June 30, 2010 included current year property catastrophe losses of $3.4 million, a loss of $2.9 million related to the Deepwater Horizon event and an increase in prior period losses of $21.5 million, principally attributable to loss emergence greater than expectations in the period on asbestos. Losses and LAE for the three months ended June 30, 2009 included current year property catastrophe losses of $2.4 million and an increase in prior period losses of $13.6 million, principally attributable to loss emergence greater than expectations in the period on professional liability business.
     EuroAsia Division — Losses and LAE decreased $6.1 million, or 6.6%, to $86.8 million for the three months ended June 30, 2010, from $92.9 million for the three months ended June 30, 2009. This resulted in a loss and LAE ratio of 63.6% for the three months ended June 30, 2010, compared to 66.3% for the three months ended June 30, 2009. This decrease in losses and LAE was principally due to a decline in loss exposure associated with a decline in net premiums earned of $3.8 million, to $136.5 million for the three months ended June 30, 2010, from $140.3 million for the three months ended June 30, 2009. Losses and LAE for the three months ended June 30, 2010 included current year property catastrophe losses of $11.0 million and an increase in prior period losses of $1.3 million, principally attributable to loss emergence greater than expectations in the period on property catastrophe business. Losses and LAE for the three months ended June 30, 2009 included $6.1 million for Windstorm Klaus and a decrease in prior period losses of $2.1 million, principally attributable to loss emergence lower than expectations in the period on miscellaneous property lines of business.
     London Market Division — Losses and LAE increased $18.5 million, or 48.2%, to $56.9 million for the three months ended June 30, 2010, from $38.4 million for the three months ended June 30, 2009. This resulted in a loss and LAE ratio of 79.5% for the three months ended June 30, 2010, compared to 62.2% for the three months ended June 30, 2009. This increase in losses and LAE was principally due to a $30.0 million loss related to the Deepwater Horizon event, and an increase in loss exposure associated with an increase in net premiums earned of $9.9 million, to $71.6 million for the three months ended June 30, 2010, from $61.7 million for the three months ended June 30, 2009. Losses and LAE for the three months ended June 30, 2010 included current year property catastrophe losses of $1.8 million and a decrease in prior period losses of $10.6 million, principally due to loss emergence lower than expectations in the period on satellite, marine and financial lines of business. Losses and LAE for the three months ended June 30, 2009 included current year property catastrophe losses of $1.1 million and a decrease in prior period losses of $4.6 million, principally due to loss emergence lower than expectations in the period on liability and aviation business.
     U.S. Insurance Division — Losses and LAE increased $2.3 million, or 4.5%, to $53.6 million for the three months ended June 30, 2010, from $51.3 million for the three months ended June 30, 2009. This resulted in a loss and LAE ratio of 66.7% for the three months ended June 30, 2010, compared to 66.0% for the three months ended June 30, 2009. Losses and LAE for the three months ended June 30, 2010 include a loss of $1.5 million related to the Deepwater Horizon event and a decrease in prior period losses of $4.7 million, principally due to loss emergence lower than expectations in the period on miscellaneous liability lines of business. Losses and LAE for the three months ended June 30, 2009 included a decrease in prior period losses of $6.0 million, principally due to loss emergence lower than expectations in the period on miscellaneous and professional liability lines of business.
     Acquisition Costs. Acquisition costs for the three months ended June 30, 2010 were $89.8 million, a decrease of $8.0 million or 8.2%, compared to $97.8 million for the three months ended June 30, 2009. The resulting acquisition expense ratio, expressed as a percentage of net premiums earned, was 19.1% for the three months ended June 30, 2010, compared to 20.4% for the three months ended June 30, 2009, a decrease of 1.3 points. The Americas and U.S. Insurance divisions’ acquisition expense ratios decreased by 2.3 points and 3.0 points, respectively, for the three months ended June 30, 2010 compared to the corresponding period in 2009. The EuroAsia and London Market divisions’ acquisition expense ratios increased by 0.6 points and 0.7 points, respectively, for the three months ended June 30, 2010 compared to the corresponding period in 2009.
     Other Underwriting Expenses. Other underwriting expenses for the three months ended June 30, 2010 were $45.7 million, compared to $44.0 million for the three months ended June 30, 2009. The other underwriting expense ratio, expressed as a percentage of net premiums earned, was 9.7% for the three months ended June 30, 2010, compared to 9.2% for the three months ended June 30, 2009. The increase in the other underwriting expense ratio was principally attributable to compensation and benefits, and legal fees in the U.S. Insurance division, combined with a decrease in net premiums earned.

     The following table reflects the acquisition and other underwriting expenses, expressed as a percentage of net premiums earned, for the three months ended June 30, 2010 and 2009 for each of our divisions:

	Three Months Ended		Percentage
	June 30,		Point
Division	2010	2009	Change
Americas	29.1%	31.7%	(2.6)
EuroAsia	25.9	24.2	1.7
London Market	28.8	29.0	(0.2)
U.S. Insurance	32.9	33.8	(0.9)

Total acquisition costs and other underwriting expense ratio	28.8%	29.5%	(0.7)

     Our combined ratio was 97.0% for the three months ended June 30, 2010, compared to 96.5% for the three months ended June 30, 2009. The following table reflects the combined ratio for the three months ended June 30, 2010 and 2009 for each of our divisions:

	Three Months Ended		Percentage
	June 30,		Point
Division	2010	2009	Change
Americas	97.1%	101.1%	(4.0)
EuroAsia	89.5	90.5	(1.0)
London Market	108.3	91.2	17.1
U.S. Insurance	99.6	99.8	(0.2)

Total combined ratio	97.0%	96.5%	0.5

Investment Results
     Net Investment Income. Net investment income for the three months ended June 30, 2010 decreased by $13.0 million, or 14.0%, to $79.8 million, from $92.8 million for the three months ended June 30, 2009. Net investment income was comprised of gross investment income of $89.8 million less investment expenses of $10.0 million for the three months ended June 30, 2010, compared to gross investment income of $98.2 million less investment expenses of $5.4 million for the three months ended June 30, 2009. The decrease in net investment income for the three months ended June 30, 2010 was primarily attributable to the following:
•	a decrease in net investment income from other invested assets of $10.8 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009;

•	a decrease of $3.0 million, or 19.1%, in net investment income from equity investments for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Dividends on common stocks decreased $2.5 million, and net income on common stocks, at equity decreased by $0.5 million;

•	an increase in investment expenses of $4.6 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009;

•	a decrease in net investment income from cash and short-term investments of $0.9 million, or 29.9%, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009; partially offset by:

•	an increase in investment income from fixed income securities of $5.9 million, or 9.0%, to $71.2 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009; and

•	an increase in net investment income from preferred stocks of $0.4 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.
     Our total effective annualized yield on average invested assets, net of expense but before the impact of interest expense from funds held balances, was 3.8% and 4.9% for the three months ended June 30, 2010 and

2009, respectively. The total effective annualized yield on average invested assets is calculated by dividing annual income by the annual average invested assets (computed using average amortized cost for fixed income securities and average carrying value for all other securities).
     Net Realized Investment Gains. Net realized investment gains of $109.6 million for the three months ended June 30, 2010 increased by $54.4 million, from net realized investment gains of $55.2 million for the three months ended June 30, 2009. The increase in net realized investment gains was principally due to the following:
•	increased net realized investment gains on derivative securities of $267.0 million, primarily attributable to gains on total return swaps;

•	increased net realized investment gains on equity securities of $36.1 million, to net realized investment gains of $2.4 million for the three months ended June 30, 2010, compared to $33.7 million in net realized investment losses for the three months ended June 30, 2009; offset by:

•	increased net realized investment losses on fixed income securities of $157.9 million;

•	increased losses on short-term investments, cash and cash equivalents of $59.5 million;

•	increased realized investment losses on preferred stock of $21.9 million; and

•	increased losses on other invested assets of $9.3 million.
     Net realized investment gains include other-than-temporary impairment losses in the amount of $3.6 million, relating to equity securities, for the three months ended June 30, 2010. During the three months ended June 30, 2009, net realized investment gains were reduced by other-than-temporary impairment losses in the amount of $45.3 million, relating to equity securities of $44.9 million, fixed income securities of $0.2 million and preferred stock of $0.2 million. Other-than-temporary impairments reflect situations where the fair value was below the cost of the securities and we could not reasonably determine whether it was more likely than not that we would not be required to sell the securities before they were able to recover their value.
Other Results, Principally Holding Company and Income Taxes
          Other Income, Net. Other income, net, for the three months ended June 30, 2010 was $18.7 million, compared to other income, net of $15.5 million for the three months ended June 30, 2009. The other income is principally comprised of foreign currency exchange gains and losses and the operating expenses of our holding company, including audit related fees, corporate-related legal fees, consulting fees and compensation expense. The $3.2 million increase for the three months ended June 30, 2010 compared to the comparable 2009 period was primarily related to an increase of $3.8 million in foreign exchange related income adjustments.
          Interest Expense. We incurred interest expense related to our debt obligations of $7.5 million and $7.8 million for the three months ended June 30, 2010 and 2009, respectively. The lower amount of interest expense in 2010 primarily resulted from the decrease in interest rates on our Series A, B and C floating rate senior notes.
          Federal and Foreign Income Tax Provision. Our federal and foreign income tax provision for the three months ended June 30, 2010 increased by $14.9 million, to $64.2 million, compared to $49.3 million for the three months ended June 30, 2009, resulting from increased pre-tax income. Our effective tax rates were 29.9% and 28.6% for the three months ended June 30, 2010 and 2009, respectively.
          Preferred Dividends and Purchases. We recorded preferred dividends related to our Series A and Series B non-cumulative perpetual preferred shares of $1.3 million for both of the three month periods ended June 30, 2010 and 2009. During the second quarter of 2010, Odyssey America purchased 29,500 shares of our Series B preferred stock, with a liquidation preference of $0.7 million, for $0.7 million, which resulted in a gain of $4.0 thousand.

Liquidity and Capital Resources
     Our shareholders’ equity increased by $193.9 million, or 5.5%, to $3,748.8 million as of June 30, 2010, from $3,554.9 million as of December 31, 2009, due primarily to net income of $187.1 million and unrealized foreign currency translation gains, net of deferred income taxes of $53.4 million. Unrealized net investment losses of $62.4 million partially offset these increases to shareholders’ equity.
     Odyssey Re Holdings Corp. is a holding company that does not have any significant operations or assets other than its ownership of Odyssey America, and its principal sources of funds are cash dividends and other permitted payments from its operating subsidiaries, primarily Odyssey America. If our subsidiaries are unable to make payments to the holding company, or are able to pay only limited amounts, we may be unable to pay dividends on our preferred shares or make payments on our indebtedness. The payment of dividends by our operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of Connecticut, Delaware, New York and the United Kingdom. Holding company cash, cash equivalents and short-term investments totaled $52.4 million as of June 30, 2010, compared to $33.0 million as of December 31, 2009. The holding company has received dividends from Odyssey America of $200.0 million through June 30, 2010 and $200.0 million for the year ended December 31, 2009. During the remainder of 2010, Odyssey America can pay dividends to the holding company of $151.3 million without prior regulatory approval. Effective May 1, 2010, we entered into a $300.0 million two-way revolving credit facility with Fairfax, Inc. (a wholly-owned subsidiary of Fairfax, and the direct and indirect holder of 100% of our common shares). Pursuant to the facility, either party may borrow up to $300.0 million from the other party. Loans under the facility are unsecured and bear interest at a rate of 7.5% per annum, payable quarterly, and the principal amount is payable on demand. Either party may terminate the facility at any time upon demand, at which time all outstanding principal and unpaid interest shall become due. On May 3, 2010, we loaned $200.0 million to Fairfax, Inc. under the facility.
     Odyssey America’s liquidity requirements are principally met by cash flows from operating activities, which primarily result from collections of premiums, reinsurance recoverables and investment income, net of paid losses, acquisition costs, income taxes and underwriting and investment expenses. We seek to maintain sufficient liquidity to satisfy the timing of projected claim payments and operating expenses. The estimate, timing and ultimate amount of actual claim payments is inherently uncertain and will vary based on many factors including the frequency and severity of losses across various lines of business. Claim payments can accelerate or increase due to a variety of factors, including losses stemming from catastrophic events, which are typically paid out in a short period of time, legal settlements or emerging claim issues. We estimate claim payments, net of associated reinsurance recoveries, of approximately $1.3 billion during 2010. The timing and certainty of associated reinsurance collections that may be due to us can add uncertainty to our liquidity position to the extent amounts are not received on a timely basis. As of June 30, 2010, our operating subsidiaries maintained cash and cash equivalents of $932.2 million and short-term investments of $139.9 million, which is readily available for expected claim payments. In addition, our liquidity is enhanced through the collection of premiums on new business written through the year. We believe our cash resources, together with readily marketable securities, are sufficient to satisfy expected payment obligations, including any unexpected acceleration or increase in claim payments, or timing differences in collecting reinsurance recoverables.
     Although the obligations of our reinsurers to make payments to us are based on specific contract provisions, these amounts only become recoverable when we make a payment of the associated loss amount, which may be several years, or in some cases decades, after the actual loss occurred. Reinsurance recoverables on unpaid losses, which represent 95.2% of our total reinsurance recoverables as of June 30, 2010, will not be due for collection until some time in the future, and over this period of time, economic conditions and the operational performance of a particular reinsurer may negatively impact its ability to meet its future obligations to us. We manage our exposure by entering into reinsurance transactions with companies that have a strong capital position and a favorable long term financial profile.

     Our total reinsurance recoverable on paid losses as of June 30, 2010, net of the reserve for uncollectible reinsurance, was $47.1 million. The top ten reinsurers measured on total reinsurance recoverables represented $8.7 million, or 18.6%, of the total paid loss recoverable, of which $3.9 million is collateralized and the remaining $4.8 million is with highly rated companies. The remaining $38.4 million recoverable on paid losses is with numerous companies, and no single company has a balance greater than $7.6 million net of the reserve on uncollectible reinsurance.
     Approximately $15.1 million of our total reinsurance paid recoverable is current billings, and $32.0 million is over 120 days past due. The change in the economic conditions of any of our retrocessionaires may impact their ability to meet their obligations and negatively impact our liquidity.
     Cash provided by operations was $115.8 million for the six months ended June 30, 2010, compared to cash used in operations of $77.7 million for the six months ended June 30, 2009. This reflects an increase in cash provided by operations of $193.5 million during the six months ended June 30, 2009. The payment of income taxes in the first quarter of 2009 relating to realized investment gains on closed credit default and total return swap contracts in the fourth quarter of 2008 resulted in a decrease in cash flow from operations in 2009.
     Total investments and cash amounted to $9.0 billion as of June 30, 2010, an increase of $223.5 million compared to December 31, 2009. Our average invested assets were $8.8 billion for the six months ended June 30, 2010, compared to $8.0 billion for the six months ended June 30, 2009. We anticipate that our cash and cash equivalents will continue to be reinvested on a basis consistent with our long-term, value-oriented investment philosophy. Cash, cash equivalents and short-term investments, excluding cash and cash equivalents held as collateral, represented 12.6% and 15.0% of our total investments and cash, excluding cash and cash equivalents held as collateral, as of June 30, 2010 and December 31, 2009, respectively. Total fixed income securities were $5.2 billion as of June 30, 2010, compared to $4.9 billion as of December 31, 2009. As of June 30, 2010, 24.9% of our fixed income portfolio was rated “AAA”, with 12.4% of securities rated below investment grade. The duration of our investment portfolio, including short-term investments, cash and cash equivalents, was 10.1 years.
     Total investments and cash exclude amounts receivable for securities sold and amounts payable for securities purchased, representing the timing between the trade date and settlement date of securities sold and purchased. As of June 30, 2010 and December 31, 2009, we had receivables for securities sold of $1.6 million and $77.9 million, respectively, which are included in other assets, and payables for securities purchased of $33.9 million and $45.6 million, respectively, which are included in other liabilities.
     On November 28, 2006, we completed the private sale of $40.0 million aggregate principal amount of floating rate senior debentures, series C due December 15, 2021 (the “Series C Notes”). Interest on the Series C Notes accrues at a rate per annum equal to the three-month London Interbank Offer Rate (“LIBOR”), reset quarterly, plus 2.50%, and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. We have the option to redeem the Series C Notes at par, plus accrued and unpaid interest, in whole or in part on any interest payment date on or after December 15, 2011. For the six months ended June 30, 2010 and 2009, the average annual interest rate on the Series C Notes was 2.78% and 4.05%, respectively.
     On February 22, 2006, we issued $100.0 million aggregate principal amount of floating rate senior debentures, pursuant to a private placement. The net proceeds from the offering, after fees and expenses, were $99.3 million. The debentures were sold in two tranches: $50.0 million of series A, due March 15, 2021 (the “Series A Notes”), and $50.0 million of series B, due March 15, 2016 (the “Series B Notes”). Interest on each series of debentures is due quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The interest rate on each series of debentures is equal to the three-month LIBOR, reset quarterly, plus 2.20%. The Series A Notes are callable by us on any interest payment date on or after March 15, 2011 at their par value, plus accrued and unpaid interest, and the Series B Notes are callable by us on any interest payment date on or after March 15, 2009 at their par value, plus accrued and unpaid interest. For the six months ended June 30, 2010 and 2009, the average annual interest rate on each series of notes was 2.48% and 3.74%, respectively.
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
     On July 20, 2010, Fairfax announced that we had received the requisite consents for the consent solicitation commenced on July 7, 2010 relating to our 7.65% senior notes due 2013 and our 6.875% senior notes due 2015. The consent solicitation amended our financial reporting obligations to the holders of these senior notes and to the indenture trustee, as set forth in the supplemental indenture dated as of July 21, 2010.
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
     The amended Credit Agreement contains an option that permits us to request an increase in the aggregate amount of the facility by an amount up to $50.0 million, to a maximum facility size of $150.0 million. Following such a request, each lender has the right, but not the obligation, to commit to all or a portion of the proposed increase. As of June 30, 2010, there was $33.7 million outstanding under the Credit Agreement, all of which was in support of secured letters of credit.
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
     We participate in Lloyd’s through our 100% ownership of Newline Syndicate (1218), for which we provide 100% of the capacity. The results of Newline Syndicate (1218) are consolidated in our financial statements. In support of Newline Syndicate (1218)’s capacity at Lloyd’s, NCNL and Odyssey America have pledged securities and cash with a fair value of $142.6 million and $123.6 million, respectively, as of June 30, 2010 in a deposit trust account in favor of the Society and Council of Lloyd’s. These securities may be substituted with other securities at our discretion, subject to approval by Lloyd’s. The securities are carried at fair value and are included in investments and cash in our consolidated balance sheets. Interest earned on the securities is included in investment income. The pledge of assets in support of Newline Syndicate (1218) provides us with the ability to participate in writing business through Lloyd’s, which remains an important part of our business. The pledged assets effectively secure the contingent obligations of Newline Syndicate (1218) should it not meet its obligations. NCNL and Odyssey America’s contingent liability to the Society and Council of Lloyd’s is limited to the aggregate amount of the pledged assets. We have the ability to remove funds at Lloyd’s annually, subject to certain minimum amounts required to support outstanding liabilities as determined under risk-based capital models and approved by Lloyd’s. The funds used to support outstanding liabilities are adjusted annually and our obligations to support these liabilities will continue until they are settled or the liabilities are reinsured by a third party approved by Lloyd’s. We expect to continue to actively operate Newline Syndicate (1218) and support its requirements at Lloyd’s. We believe that Newline Syndicate (1218) maintains sufficient liquidity and financial resources to support its ultimate liabilities and we do not anticipate that the pledged assets will be utilized.
     On June 9, 2010, our Board of Directors declared quarterly dividends of $0.5078125 per share on our 8.125% Series A preferred shares and $0.2222069 per share on our floating rate Series B preferred shares. The total dividends of $1.3 million were paid on July 20, 2010 to Series A and Series B preferred shareholders of record on June 30, 2010.
     As described in Note 3 to our consolidated financial statements included in this Form 10-Q, as of June 30, 2010, we held $313.4 million of investments, or approximately 3.7% of net assets and liabilities measured at fair value, that are classified as Level 3 (which are financial instruments for which the values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement and that reflect our own assumptions about the methodology and valuation techniques that a market participant would use in pricing the asset or liability). These Level 3 investments are valued using a discounted cash flow model, including unobservable inputs that are supported by limited market-based activity. During the six months ended June 30, 2010, we purchased $274.3 million of investments classified as Level 3. In addition, Level 3 investments with a value of $11.0 million were sold during the six months ended June 30, 2010.
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
     Although we have not completed our analysis of the impact of the Act on our financial position and future operating results, we expect the impact to be minimal as (i) our group health plan is not a “Cadillac” plan and (ii) the deduction taken in previous years relating to Medicare Part D subsidies was not significant. With respect to healthcare business underwritten by us, principally through our U.S. Insurance division, it is too early to determine what impact the Act will have on our underlying insurance and reinsurance businesses.

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
PART I — Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Sensitive Instruments
     The term “market risk” refers to the risk of loss arising from adverse changes in prices. We believe that we are principally exposed to four types of market risk related to our investment operations: interest rate risk, credit risk, equity price risk and foreign currency risk. Market sensitive instruments discussed in this section principally relate to our fixed income securities and common stocks carried at fair value, which are classified as available for sale. As of June 30, 2010, our total investments and cash of $9.0 billion include $5.2 billion of fixed income securities that are subject primarily to interest rate risk and credit risk.
Interest Rate Risk
     The following table displays the potential impact of fair value fluctuations on our fixed income securities portfolio as of June 30, 2010 and December 31, 2009, based on parallel 200 basis point shifts in interest rates up and down in 100 basis point increments. This analysis was performed on each security individually.

	As of June 30, 2010			As of December 31, 2009
	Fair Value			Fair Value
	of Fixed			of Fixed
	Income	Hypothetical	Hypothetical	Income	Hypothetical	Hypothetical
Percent Change in Interest Rates	Portfolio	$ Change	% Change	Portfolio	$ Change	% Change
			(In millions)
200 basis point rise	$4,234.6	$(979.1)	(18.8)%	$4,098.4	$(808.3)	(16.5)%
100 basis point rise	4,715.7	(498.0)	(9.6)	4,500.1	(406.6)	(8.3)
Base scenario	5,213.7	—	—	4,906.7	—	—
100 basis point decline	5,728.8	515.1	9.9	5,297.3	390.6	8.0
200 basis point decline	6,315.8	1,102.1	21.1	5,717.1	810.4	16.5
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
     As of June 30, 2010, we had net unrealized gains of $729.0 million, before taxes, related to our total investments and cash. This net amount was comprised of gross unrealized appreciation of $784.8 million, offset by gross unrealized depreciation of $55.8 million, all of which are related to fixed income securities and common stocks.
     As of June 30, 2010, we were party to floating to fixed interest rate swap contracts with a notional amount of $140.0 million. As of June 30, 2010, the fair value of these contracts is reported in other liabilities at $4.9 million. Net realized investment losses on interest rate swaps totaled $6.5 million for the six months ended June 30, 2010.
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
     Our credit risk exposure, based upon carrying value, as of June 30, 2010 and December 31, 2009 (without taking into account amounts pledged as collateral for our benefit of $353.6 million and $220.2 million as of June 30, 2010 and December 31, 2009, respectively) was comprised as follows (in millions):

	As of	As of
	June 30,	December 31,
	2010	2009
Fixed income securities	$5,213.7	$4,906.7
Derivatives	284.7	20.0
Cash, cash equivalents and short-term investments	1,149.4	1,361.7
Premiums receivable	394.4	473.9
Recoverable from reinsurers	1,241.7	1,165.5

Total gross exposure	$8,283.9	$7,927.8

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
     The composition of the fair value of our fixed income securities portfolio as of the dates indicated, classified according to the higher of each security’s respective Standard & Poor’s and Moody’s issuer credit ratings, is presented below (in millions):

	As of June 30, 2010		As of December 31, 2009
	Fair		Fair
Issuer Credit Rating	Value	%	Value	%
AAA/Aaa	$1,296.7	24.9%	$3,034.4	61.9%
AA/Aa2	2,270.5	43.6	393.0	8.0
A/A2	761.0	14.6	706.5	14.4
BBB/Baa2	235.0	4.5	257.1	5.2
BB/Ba2	271.9	5.1	143.3	2.9
B/B2	92.7	1.8	87.5	1.8
CCC/Caa or lower or not rated	285.9	5.5	284.9	5.8

Total	$5,213.7	100.0%	$4,906.7	100.0%

     As of June 30, 2010, 87.6% of our fixed income portfolio at fair value was rated investment grade (as compared to 89.5% as of December 31, 2009), with 68.5% (primarily consisting of government obligations)

being rated AA/Aa2 or better (as compared to 69.9% as of December 31, 2009). As of June 30, 2010, holdings of fixed income securities in the ten issuers (excluding federal governments) to which we had the greatest exposure was $1.7 billion, which was approximately 19.3% of our total invested assets. The exposure to the largest single issuer of corporate bonds held as of June 30, 2010 was $153.5 million, which was approximately 1.7% of our total investment portfolio, or 4.1% of our total shareholders’ equity.
     Our investment portfolio as of June 30, 2010 included $3.3 billion in U.S. taxable and tax exempt state and municipal bonds, most of which were purchased during 2008, and of which approximately $2.0 billion (61.7%) were fully insured by Berkshire Hathaway Assurance Corp. (“BHAC”) for the payment of interest and principal in the event of issuer default; we believe that the BHAC insurance significantly mitigates the credit risk associated with these bonds.
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
     Under a credit default swap, as the buyer, we agree to pay to a specific counterparty, at specified periods, fixed premium amounts based on an agreed notional principal amount in exchange for protection against default by the issuers of specified referenced debt securities. The credit events, as defined by the respective credit default swap contracts, establishing the rights to recover amounts from the counterparties are comprised of ISDA-standard credit events, which are: bankruptcy, obligation acceleration, obligation default, failure to pay, repudiation/moratorium and restructuring. As of June 30, 2010, all credit default swap contracts held by us have been purchased from and entered into with either Citibank, N.A., Deutsche Bank AG or Barclays Bank PLC as the counterparty, with positions on certain covered risks with more than one of these counterparties.
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

     The total cost of the credit default swaps was $8.7 million and $20.6 million as of June 30, 2010 and December 31, 2009, respectively, and the fair value was $12.1 million and $10.0 million, as of June 30, 2010 and December 31, 2009, respectively. The notional amount of the credit default swaps was $527.7 million and $1.3 billion as of June 30, 2010 and December 31, 2009, respectively. The credit default swaps had net realized investment gains of $2.2 million and $3.1 million for the six months ended June 30, 2010, and 2009, respectively. The fair values of credit default swaps are subject to significant volatility given potential differences in the perceived risk of default of the underlying issuers, movements in credit spreads and the length of time to the contracts’ maturities. The fair value of the credit default swaps may vary dramatically either up or down in short periods, and their ultimate value may therefore only be known upon their disposition. Credit default swap transactions generally settle in cash. As a result of the appreciation in the fair value of the credit default swaps, counterparties to these transactions are required to place government securities as collateral, pursuant to the swaps agreements. The fair value of this collateral as of June 30, 2010 was $0.6 million. As we fund all of our obligations relating to these contracts upon initiation of the transaction, there are no requirements in these contracts for us to provide collateral.
     The following tables summarize the effect of the credit default swap hedging instruments and related hedged items on our historical financial position, results of operations and cash flows as of and for the six months ended June 30, 2010 and 2009 (in millions):

	As of and for the Six Months Ended June 30, 2010
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Income	Gains	Net Equity	Disposals
Credit risk exposures:
Fixed income securities	$5,213.7	$5,213.7	$47.5	$6.1	$53.6	$(25.9)
Derivatives — other invested assets	13,032.0	138.7	—	27.7	27.7	0.2
Cash, cash equivalents and short-term investments	1,149.4	1,149.4	—	(31.3)	(31.3)	(31.3)
Premiums receivable	394.4	394.4	—	(0.3)	(0.3)	(0.3)
Reinsurance recoverable	1,241.7	1,241.7	—	1.0	1.0	—

Total credit risk exposure	$21,031.2	$8,137.9	47.5	3.2	50.7	(57.3)

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	$196.0	$4.7	—	1.6	1.6	(1.9)
Insurance	331.7	7.4	—	0.5	0.5	(10.0)

Total credit default swaps	$527.7	$12.1	—	2.1	2.1	(11.9)

Net equity impact			$47.5	$5.3	$52.8	$(69.2)

	As of and for the Six Months Ended June 30, 2009
			Effect on Pre-tax:
	Exposure /		Other	Net Realized		Net Cash
	Notional	Carrying	Comprehensive	Investment		Flow from
	Value	Value	Loss	Losses	Net Equity	Disposals
Credit risk exposures:
Fixed income securities	$4,451.9	$4,451.9	$186.3	$88.4	$274.7	$46.4
Derivatives — other invested assets	163.1	0.7	—	0.7	0.7	(0.2)
Cash, cash equivalents and short-term investments	1,415.4	1,415.4	(0.0)	28.5	28.5	28.4
Premiums receivable	0.5	0.5	—	(0.0)	(0.0)	(0.0)
Reinsurance recoverable	1.0	1.0	—	—	—	—

Total credit risk exposure	$6,031.9	$5,869.5	186.3	117.6	303.9	74.6

Hedging instruments:
Other invested assets:
Credit default swaps:
Banking	403.6	8.4	—	4.0	4.0	12.9
Insurance	868.3	16.8	—	(17.4)	(17.4)	21.1

Total credit default swaps	$1,271.9	$25.2	—	(13.4)	(13.4)	34.0

Net equity impact			$186.3	$104.2	$290.5	$108.6

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
     Our holdings of credit default swap contracts have declined significantly in recent quarters relative to prior years, largely as a result of significant sales in 2008. In the latter part of 2008, we revised the financial objectives of our hedging program by determining not to replace our credit default swap hedge position as sales or expiries occurred, primarily based upon our judgment that our exposure to elevated levels of credit risk had moderated, but also due to (i) the significant increase in the cost of purchasing credit protection (reducing the attractiveness of the credit default swap contract as a hedging instrument), (ii) improvement in our capital and liquidity (having benefited significantly from, among other things, $557.0 million in gains from sales of credit default swaps realized since the beginning of 2007), and (iii) our judgment that managing credit risk through means other than the use of derivatives was, given the market environment, once again appropriate for mitigating our credit exposure arising from financial assets. As a result, the effects that credit default swaps as hedging instruments may be expected to have on our future financial position, liquidity and operating results may be expected to diminish relative to the effects in recent years. We continue to evaluate the potential impact of the volatility in the U.S. credit markets on our financial statements and may, if conditions warrant, initiate new credit default swap contracts as a hedging mechanism in the future, although there can be no assurance that we will do so, in an effort to achieve our continuing objective to minimize the potential for loss of value of held assets where, in our view, an unusual or excessive exposure exists.
     The credit default swaps portfolio had an average term to expiration of 2.4 years as of June 30, 2010, an increase from 1.5 years as of December 31, 2009.
     As of June 30, 2010, our holdings of financial instruments without quoted prices, or “non-traded investments,” included a collateral loan, which was fully impaired during 2005. We periodically evaluate the carrying value of non-traded investments by reviewing the borrowers’ current financial positions and the timeliness of their interest and principal payments.
Equity Price Risk
     Our investment portfolio is managed with a long term, value-oriented investment philosophy emphasizing downside protection. We have policies to limit and monitor our individual issuer exposures and aggregate equity exposure. Aggregate exposure to single issuers and total equity positions are monitored at the subsidiary level and in aggregate at the consolidated level.
     We hold significant investments in equities and equity-related securities, which we believe will significantly appreciate in value over time. The market values and the liquidity of these investments are volatile and may vary dramatically either up or down in short period. Their ultimate value, therefore, will only be known over the long term. During the second quarter of 2010, as a result of volatility in the equity markets and the uncertainty caused by credit concerns related to the sovereign debt of certain countries in the European Union, we determined to increase the level of protection of our equity and equity-related holdings against a potential decline in equity markets, by way of additional short positions effected through equity index total return swaps. Accordingly, we initiated short positions in the Russell 2000 index ($1.2 billion notional amount at an average Russell 2000 index value of 66.03) in addition to our short positions in total return swaps on the S&P 500 index ($0.8 billion notional amount at an average S&P 500 index value of 109.4), which we began entering into during the third quarter of 2009 and continued purchasing into 2010. At June 30, 2010, equity hedges represented approximately 8.5% of our equity and equity-related holdings ($1.7 billion). We believe that the equity hedges will be reasonably effective in protecting that proportion of our equity and equity-related holdings to which the hedges relate; however, due to a lack of a perfect correlation between the hedged items and the hedging items, combined with other market uncertainties, it is not possible to estimate the reasonably likely future impact of our economic hedging programs related to equity risk. The collateral requirement related to entering the total return swaps was $190.2 million as of June 30, 2010. As a result of the appreciation of the fair value of some of the total return swaps, counterparties to these contracts are required to place government securities as collateral. The fair value of this collateral as of June 30, 2010 was $59.3 million. These total return swap transactions terminate during the second quarter of 2011. The equity index total return swaps, in the aggregate, were in a gain position as of June 30, 2010, and are recorded in other invested assets. Changes in the fair values of equity index total return swaps are recorded as realized gains or losses in the consolidated statements of operations and comprehensive income in the period in which they occur. As of June 30, 2010 and December 31, 2009, we had aggregate equity holdings with fair value of $1.8 billion (common stocks of $1.6 billion plus preferred stock of $0.2 billion) and $2.2 billion (common stocks of $2.1 billion plus preferred stock of $0.1 billion), respectively.
     During the first quarter of 2010, we purchased a long position common stock total return swap, with a total notional value of $112.6 million, as a replication of an investment in a publicly-listed common stock. The collateral requirement related to this swap, which terminates in the first quarter of 2011, was $13.0 million as of June 30, 2010. The common stock total return swap was in a loss position as of June 30, 2010, and is recorded in other liabilities. Changes in the fair values of common stock total return swaps are recorded as realized gains or losses in the consolidated statements of operations and comprehensive income in the period in which they occur.

     The following tables summarize the effect of equity risk hedging instruments and related hedged items on our historical financial position, results of operations and cash flows as of and for the six months ended June 30, 2010 and 2009 (in millions):

	As of and for the Six Months Ended June 30, 2010
			Effect on Pre-tax:
						Net Cash
	Exposure /		Other	Net Realized		Flow Impact
	Notional	Carrying	Comprehensive	Investment		from
	Value	Value	Income	Gains	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$160.3	$160.3	$—	$(35.2)	$(35.2)	$—
Common stocks, at fair value	1,580.6	1,580.6	(153.0)	83.0	(70.0)	87.0
Other	112.6	(11.0)	—	(28.3)	(28.3)	(17.3)

Total equity exposure	$1,853.5	$1,729.9	(153.0)	19.5	(133.5)	69.7

Hedging instruments:
Other invested assets:
Total return swaps	$2,010.5	$144.8	—	149.5	149.5	7.8

Total equity hedging instruments	$2,010.5	$144.8	—	149.5	149.5	7.8

Net equity impact			$(153.0)	$169.0	$16.0	$77.5

	As of and for the Six Months Ended June 30, 2009
			Effect on Pre-tax:
						Net Cash
	Exposure /		Other	Net Realized		Flow Impact
	Notional	Carrying	Comprehensive	Investment		from
	Value	Value	Loss	Losses	Net Equity	Disposals
Equity risk exposures:
Preferred stocks	$0.1	$0.1	$0.4	$(0.4)	$—	$(1.1)
Common stocks, at fair value	1,918.2	1,918.2	233.8	(108.7)	125.1	(81.0)

Total equity exposure	$1,918.3	$1,918.3	234.2	(109.1)	125.1	(82.1)

Hedging instruments:
Other invested assets:
Total return swaps	$—	$—	—	—	—	—

Total equity hedging instruments	$—	$—	—	—	—	—

Net equity impact			$234.2	$(109.1)	$125.1	$(82.1)

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

     The following table summarizes the potential impact of a 10% change in our equity and equity-related holdings (including equity hedges where appropriate) on pre-tax other comprehensive income (loss) and pre-tax net income for the six and three months ended June 30, 2010 and 2009. Certain shortcomings are inherent in the method of analysis presented, as it is based on the assumptions that the equity and equity-related holdings had increased/decreased by 10%, with all other variables held constant, and that all the equity and equity-related instruments move according to a one-to-one correlation with global equity markets.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
Effect on Pre-tax:
	Other		Other
	Comprehensive	Net	Comprehensive	Net
Change in global equity markets	Income	Income	Loss	Income
(In millions)
10% decrease	$(174.1)	$174.2	$(191.8)	$—
10% increase	174.1	(174.2)	(191.8)	—
     Generally, a 10% decline in the global equity markets would result in a similar decrease in the value of our equity investment holdings, resulting in decreases in our pre-tax other comprehensive income, as the majority of our equity investment holdings are classified as available for sale. Conversely, a 10% increase in global equity markets would generally result in a similar increase in the value of our equity investment holdings, resulting in increases in our pre-tax other comprehensive income. As the equity hedges held by us as of June 30, 2010 were all entered into at the end of September 2009, and as there were no other equity hedges in our portfolio during 2009 prior to September, the effects of changes in the global equity markets for the three months ended June 30, 2009 were not offset by any hedging activities.
     As of June 30, 2010, our equity related holdings in the ten issuers to which we had the greatest exposure totaled $1.3 billion, which was approximately 15.0% of our total invested assets. The exposure to the largest single issuer of equity related holdings held as of June 30, 2010 was $243.9 million, which was approximately 2.7% of our total invested assets, or 6.5% of our total shareholders’ equity.
Foreign Currency Risk
     Through investment in securities denominated in foreign currencies, we are exposed to foreign (i.e., non-U.S.) currency risk. Foreign currency exchange risk exists because changes in the exchange rates of the underlying foreign currencies in which our investments are denominated affect the fair values of these investments when they are converted to the U.S. dollar. As of both June 30, 2010 and December 31, 2009, our total exposure to foreign-denominated securities in U.S. dollar terms was approximately $1.9 billion and $2.0 billion, or 21.3% and 22.6%, respectively, of our total investments and cash. The primary foreign currency exposures were from securities denominated in Euros, which represented 6.9% and 8.1% of our total investments and cash as of June 30, 2010 and December 31, 2009, respectively, the British pound, which represented 4.6% and 4.9% of our total investments and cash as of June 30, 2010 and December 31, 2009, respectively, and the Canadian dollar, which represented 4.3% and 4.0%, of our total investments and cash as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the potential impact of a 10% decline in each of the foreign exchange rates on the valuation of investment assets denominated in foreign currencies would result in a $190.3 million decline in the fair value of our total investments and cash, before taxes.
     Through our international operations, we conduct our business in a variety of foreign (non-U.S.) currencies, with the primary exposures being Euros, British pounds, and Canadian dollars. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates to the extent that they do not offset each other resulting in a natural hedge. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial condition. We manage this risk on a macro basis by entering into forward currency contracts. As of June 30, 2010 and December 31, 2009, we were party to forward currency contracts with notional amounts of $445.3 million and $416.3 million, respectively. As of June 30, 2010 and December 31, 2009, the fair value of these contracts is reported in other liabilities at $29.7 million and $39.3 million, respectively. The collateral requirement related to the forward currency contracts was $53.4 million as of June 30, 2010. Forward currency contracts had net realized investment gains of $7.0 million and net realized investment losses of $33.7 million for the six months ended June 30, 2010 and 2009, respectively.
Investment Impairment Risk
     On a quarterly basis, we review our investment portfolio for declines in value and specifically consider securities with fair values that have declined to less than 80% of their cost or amortized cost at the time of review. Declines in the fair value of investments that are determined to be temporary are recorded as unrealized depreciation, net of tax, in accumulated other comprehensive income. If we determine that a decline is “other-than-temporary,” the cost or amortized cost of the investment will be written down to the fair value and a realized investment loss will be recorded in our consolidated statements of operations and comprehensive income.
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
     Decisions regarding other-than-temporary impairments require an evaluation of facts and circumstances at a specific time to determine if an other-than-temporary impairment exists. For our available-for-sale fixed income securities, additional facts are evaluated to determine if the other-than-temporary impairment is related to credit or other factors. For our available-for-sale fixed income securities, should the facts and circumstances change, such that an other-than-temporary impairment is considered appropriate, and additional factors determine that the other-than-temporary impairment is related to credit, we will recognize the impairment by reducing the cost or amortized cost of the investment to its fair value and recording the loss in our consolidated statements of operations and comprehensive income. When it is determined that an other-than-temporary impairment for our available-for-sale fixed income securities exists that is related to other factors (e.g., interest rates and market conditions), we will recognize the impairment in other comprehensive income, unless we anticipate that it is more likely than not that we will sell or be required to sell such securities, or that such securities will mature, before the securities have recovered in value, in which case the loss is recorded in our consolidated statement of operations. For our redeemable preferred stock at fair value, should the facts and circumstances change such that an other-than-temporary impairment is considered appropriate, we will recognize the impairment by reducing the cost of the investment to its fair value and recording the loss in our consolidated statements of operations and comprehensive income. Upon the disposition of a security where an other-than-temporary impairment has been taken, we will record a gain or loss based on the adjusted cost or carrying value of the investment.
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

     The following tables reflect the fair value and gross unrealized depreciation of our fixed income securities and common stock investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009 (in millions):

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
June 30, 2010	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities
Fixed income securities investment grade:
United States government, government agencies and authorities	$—	$—	—	$9.9	$(1.0)	1	$9.9	$(1.0)	1
States, municipalities and political subdivisions	105.8	(1.6)	3	1.1	—	1	106.9	(1.6)	4
Foreign governments	—	—	—	—	—	—	—	—	—
Corporate	—	—	—	—	—	—	—	—	—

Total investment grade	105.8	(1.6)	3	11.0	(1.0)	2	116.8	(2.6)	5

Fixed income securities non-investment grade
States, municipalities and political subdivisions	0.1	—	1	—	—	—	0.1	—	1
Foreign governments	108.0	(7.3)	4	—	—	—	108.0	(7.3)	4
Corporate	31.3	(4.4)	2	—	—	—	31.3	(4.4)	2

Total fixed income non-investment grade	139.4	(11.7)	7	—	—	—	139.4	(11.7)	7
Total fixed income securities	245.2	(13.3)	10	11.0	(1.0)	2	256.2	(14.3)	12
Common stocks, at fair value	464.5	(41.4)	11	—	—	1	464.5	(41.4)	12

Total temporarily impaired securities	$709.7	$(54.7)	21	$11.0	$(1.0)	3	$720.7	$(55.7)	24

	Duration of Unrealized Loss
	Less than 12 Months			Greater than 12 Months			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
December 31, 2009	Value	Depreciation	Securities	Value	Depreciation	Securities	Value	Depreciation	Securities
Fixed income securities investment grade:
United States government, government agencies and authorities	$62.2	$(4.3)	9	$—	$—	—	$62.2	$(4.3)	9
States, municipalities and political subdivisions	572.0	(39.3)	6	1.0	(0.1)	1	573.0	(39.4)	7
Foreign governments	—	—	—	8.5	(0.1)	1	8.5	(0.1)	1
Corporate	4.9	(0.1)	1	—	—	—	4.9	(0.1)	1

Total investment grade	639.1	(43.7)	16	9.5	(0.2)	2	648.6	(43.9)	18

Fixed income securities non-investment grade, corporate	41.9	—	3	—	—	—	41.9	—	3

Total fixed income securities	681.0	(43.7)	19	9.5	(0.2)	2	690.5	(43.9)	21
Common stocks, at fair value	36.2	(3.9)	7	—	—	—	36.2	(3.9)	7

Total temporarily impaired securities	$717.2	$(47.6)	26	$9.5	$(0.2)	2	$726.7	$(47.8)	28

     We believe the gross unrealized depreciation is temporary in nature and we have not recorded a realized investment loss related to these securities. Given the size of our investment portfolio and capital position, we believe it is likely that we will not be required to sell or liquidate these securities before the fair value recovers the gross unrealized depreciation.
     We have purchased derivative contracts referenced to consumer price indices (“CPI”) in the geographic regions in which we operate, as an economic hedge against the potential adverse impact on us of decreasing price levels. These CPI-linked derivatives have a remaining average life of 9.7 and 10.0 years as of June 30, 2010 and December 31, 2009, respectively. As the average remaining life of a contract declines, the fair value of the contract (excluding the impact of CPI changes) will generally decline. The initial premium paid for CPI-linked derivative contracts is recorded as a derivative asset and subsequently adjusted for changes in the unrealized fair value of the contracts at each balance sheet date.

Changes in the unrealized fair value of the contracts are recorded as realized gains or losses on investments in our consolidated statements of operations and comprehensive income with a corresponding adjustment to the carrying value of the derivative asset. In the event of a sale, expiration or early settlement of one of our inflation-linked derivative contracts, we would receive the fair value of that contract on the date of the transaction. Our maximum potential cash loss is limited to the premiums paid to enter into the derivative contracts.
     During the second quarter of 2010, we acquired $3.9 billion notional amount of CPI-linked derivative contracts at a cost of $37.9 million, and recorded net marked-to-market gains of $38.0 million in respect of positions remaining open at quarter end. During the first six months of 2010, we acquired $12.3 billion notional amount of CPI-linked derivative contracts at a cost of $99.6 million and recorded net marked-to-market gains of $27.5 million in respect of positions remaining open at the end of the period.
     The CPI-linked derivative contracts are extremely volatile, with the result that their market value and their liquidity may vary dramatically either up or down in short periods, and their ultimate value will therefore only be known upon their disposition. Our purchase of these derivative contracts is consistent with our capital management framework designed to protect our capital in the long term. Due to the uncertainty of the market conditions which will exist many years into the future, it is not possible to estimate the reasonably likely future impact of our risk management program.

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

PART II — OTHER INFORMATION
PART II — Item 1. Legal Proceedings
     On February 8, 2007, we were added as a co-defendant in an amended and consolidated complaint in an existing action against our then-majority (now 100%) shareholder, Fairfax, and certain of Fairfax’s officers and directors, who included certain of our current and former directors. The amended and consolidated complaint was filed in the United States District Court for the Southern District of New York by the lead plaintiffs, who sought to represent a class of all purchasers and acquirers of securities of Fairfax between May 21, 2003 and March 22, 2006, inclusive, and allege, among other things, that the defendants violated U.S. federal securities laws by making material misstatements or failing to disclose certain material information. The amended and consolidated complaint sought, among other things, certification of the putative class, unspecified compensatory damages, unspecified injunctive relief, reasonable costs and attorneys’ fees and other relief. Motions to dismiss were argued before the Court in December 2007. On March 29, 2010, the Court granted defendants’ motion to dismiss on the grounds that the Court lacked subject matter jurisdiction over the case. The Court also denied plaintiffs’ request to move for leave to file a second amended complaint. On June 8, 2010, the Court denied the motion of plaintiffs and two non-parties to alter or amend the Court’s judgment dismissing the case. Plaintiffs did not appeal the Court’s judgment. On July 1, 2010, one of the non-party movants filed a motion to intervene in the lawsuit for the purpose of appealing and thereafter filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On July 29, 2010, the non-party’s motion to intervene was denied, while the notice of appeal is pending.
     In July 2006, Fairfax, our then-majority (now 100%) shareholder, filed a lawsuit in the Superior Court, Morris County, New Jersey, seeking damages from a number of defendants who, the complaint alleges, participated in a stock market manipulation scheme involving Fairfax shares, and the complaint was subsequently amended to add additional allegations and two defendants. In January 2008, two of these defendants filed a counterclaim against Fairfax and a third-party complaint against, among others, OdysseyRe and certain of our directors. Those counterclaims and third-party claims were voluntarily withdrawn in March 2008. In September 2008, the same two defendants filed an amended counterclaim against Fairfax, as well as third-party claims against certain Fairfax executives, OdysseyRe and certain directors, Fairfax’s outside legal counsel and PricewaterhouseCoopers. The complaint alleges, among other things, claims of racketeering, intentional infliction of emotional distress, tortious interference with economic advantage and other torts, and seeks unspecified compensatory and punitive damages and other relief. In September 2008, the Court granted a motion for summary judgment brought by those defendants, and dismissed Fairfax’s claims against two defendants without prejudice. OdysseyRe denies the allegations and intends to vigorously defend against these claims. OdysseyRe has not yet responded to the complaint, and the timing of that response has not been set. Discovery in this action is ongoing. At this early stage of the proceedings, it is not possible to make any determination regarding the likely outcome of this matter.
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
     None.
PART II — Item 3. Defaults Upon Senior Securities
     None.

PART II — Item 4. (Removed and Reserved)
     None.
PART II — Item 5. Other Information
     None.

PART II — Item 6. Exhibit Index

Number	Title of Exhibit

* 10.29	Supplemental Indenture, dated as of July 21, 2010, by and between Odyssey Re Holdings Corp. and The Bank of New York Mellon, as trustee.

* 31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-15(e) or 15d-15(e), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated into Part II of this Form 10-Q by reference to Item 1A — “Risk Factors” in the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2010).

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Odyssey Re Holdings Corp.
Date: August 4, 2010	By:	/s/ Andrew A. Barnard
		Name:	Andrew A. Barnard
		Title:	President and Chief Executive Officer

Date: August 4, 2010	By:	/s/ Jan Christiansen
		Name:	Jan Christiansen
		Title:	Executive Vice President and Chief Financial Officer